Form 10-K/A
period 2007-12-31
LEUCADIA NATIONAL CORP
filed 2008-03-28
CIK 96223

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

                                EXPLANATORY NOTE

         This Report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K, of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2007 to reflect that the financial statements referred to in Item 15(c)(1), (2), (3), (4), (5) and (6) have been filed herewith pursuant to Item 3-09(b) of Regulation S-X.

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

         21 Subsidiaries of the registrant (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "2007 10-K").*

         23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668) (filed as Exhibit
                  23.1 to the Company's 2007 10-K).*

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

         23.5 Consent of independent auditors from Ernst & Young, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Pershing Square IV, L.P. and Pershing Square IV A, L.P. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668).

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

                  (1) Olympus Re Holdings, Ltd. consolidated financial statement for the year ended December 31, 2005.**

                  (2) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 and EagleRock Master Fund, LP financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.**

                  (3) Jefferies Partners Opportunity Fund II, LLC financial statements as of and for the period ended March 31, 2007 (unaudited), as of and for the year ended December 31, 2006 (unaudited), and as of and for the year ended December 31, 2005 (audited).**

                  (4) Pershing Square IV, L.P. financial statements as of December 31, 2007 and for the period from June 1, 2007 (commencement of operations) to December 31, 2007 and Pershing Square IV A, L.P. financial statements as of December 31, 2007 and for the period from June 1, 2007 (commencement of operations) to December 31, 2007.**

                  (5) Premier Entertainment Biloxi, LLC financial statements as of and for the year ended December 31, 2006 (unaudited) and as of August 9, 2007 and for the period from January 1, 2007 through August 9, 2007 (audited).**

                  (6) HFH ShortPLUS Fund, L.P. financial statements as of December 31, 2007 and for the year ended December
                       31, 2007 and HFH ShortPLUS Master Fund, Ltd. financial statements as of December 31, 2007 and for the year ended December 31, 2007.**

     ----------------------------

*    Incorporated by reference.

**   Furnished herewith pursuant to item 601(b)(32) of Regulation S-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEUCADIA NATIONAL CORPORATION


March 28, 2008                          By:  /s/ Barbara L. Lowenthal
                                                ------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller

OLYMPUS RE HOLDINGS, LTD.
(Incorporated in Bermuda)






Consolidated Financial Statements
DECEMBER 31, 2005
(expressed in U.S. dollars)

[PricewaterhouseCoopers Logo]
--------------------------------------------------------------------------------
                                                    PricewaterhouseCoopers
                                                    Chartered Accountants
                                                    Dorchester House
                                                    7 Church Street
                                                    Hamilton HM 11
                                                    Bermuda
                                                    Telephone +1 (441) 295-2000
                                                    Facsimile +1 (441) 295-1242
                                                    www.pwc.com/bermuda




                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders of Olympus Re Holdings, Ltd.

In our opinion, the accompanying consolidated statements of income, shareholder's equity, comprehensive income and cash flows present fairly, in all material respects, the results of operations and cash flows of Olympus Re Holdings, Ltd. for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





/s/  PricewaterhouseCoopers
     Chartered Accountants


   MARCH 2, 2006











A list of partners can be obtained from the above address
PricewaterhouseCoopers refers to the members of the worldwide
PricewaterhouseCoopers organisation

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statement of Income
FOR THE YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                         2005
                                                            $
                                               ---------------
REVENUES
Gross premiums written                            518,811,790
                                               ---------------

Net premiums written                              518,811,790
Net change in unearned premiums                    36,220,238
                                               ---------------

Net premiums earned                               555,032,028

Net investment income                              34,531,532
Net realized losses on investments                (16,882,643)
                                               ---------------

TOTAL REVENUES                                    572,680,917
                                               ===============

EXPENSES
Losses and loss expenses (note 3)               1,026,331,103
Commissions                                       128,348,583
Premium taxes and fees                              4,341,284
Other underwriting expenses                         7,882,461
General and administrative expenses                 2,383,140
                                               ---------------

TOTAL EXPENSES                                  1,169,286,571
                                               ===============

NET LOSS FOR THE YEAR                            (596,605,654)
                                               ===============





  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statement of Shareholders' Equity
FOR THE YEAR ENDED DECEMBER 31, 2005
------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                     ACCUMULATED
                                          COMMON      ADDITIONAL           OTHER        RETAINED           TOTAL
                                          VOTING         PAID-IN   COMPREHENSIVE        EARNINGS    SHAREHOLDERS'
                                          SHARES         CAPITAL          INCOME       (DEFICIT)          EQUITY
                                               $               $               $               $               $
                                       --------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2004           37,164     371,600,636       2,978,377     278,795,415     653,411,592

Net loss for the year                       --              --              --      (596,605,654)   (596,605,654)

Change in unrealized depreciation on
marketable investments                      --              --          (845,786)           --          (845,786)

Repurchase of common voting
shares                                    (1,971)    (19,706,829)           --       (14,943,212)    (34,652,012)
                                       --------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2005           35,193     351,893,807       2,132,591    (332,753,451)     21,308,140
                                       ==========================================================================







  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statement of Comprehensive Income
FOR THE YEAR ENDED DECEMBER 31, 2005
------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                           2005
                                                              $
                                                   -------------

NET LOSS FOR THE YEAR                              (596,605,654)

OTHER COMPREHENSIVE LOSS
Change in unrealized depreciation on marketable
investments                                            (845,786)
                                                   -------------
COMPREHENSIVE LOSS FOR THE YEAR                    (597,451,440)
                                                   =============


















  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statement of Cash Flows
FOR THE YEAR ENDED DECEMBER 31, 2005
------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                           2005
                                                              $
                                                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year                              (596,605,654)
Adjustments to reconcile net loss
 to net provided by operating activities
    Loss on sale of investments                      16,882,643
    Net amortization of premium on fixed
     maturities                                       2,324,210
    Investment income accrued                          (266,549)
    Accounts and premiums receivable                (24,663,081)
    Deferred acquisition costs                       12,946,436
    Other assets                                        (80,833)
    Loss and loss adjustment expense reserves       724,972,054
    Unearned premiums                               (36,220,238)
    Accounts payable and accrued expenses               129,047
    Advisory fees payable                            (9,238,385)
                                                   -------------

      Cash provided by operating activities          90,179,650
                                                   -------------

CASH FLOWS FOR INVESTING ACTIVITIES
Purchase of investments                            (911,493,880)
Proceeds from sales of investments (net of
    investments trade pending)                      830,894,757
                                                   -------------

      Cash used in investing activities             (80,599,123)
                                                   -------------

CASH FLOWS FOR FINANCING ACTIVITIES
Repurchase of common shares                         (34,652,012)
Deferred capital raise expenditures                  (1,434,635)
Accrued capital raise expenditures                      653,552
Share subscriptions received in advance              32,740,242
                                                   -------------

      Cash used in financing activities              (2,692,853)
                                                   -------------

INCREASE IN CASH AND CASH EQUIVALENTS                 6,887,674

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR        50,929,556
                                                   -------------

CASH AND CASH EQUIVALENTS - END OF YEAR              57,817,230
                                                   =============




  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

1.    NATURE OF THE BUSINESS

      Olympus Re Holdings, Ltd. and its principal operating subsidiary Olympus Reinsurance Company, Ltd. ("Olympus Re") were incorporated under the laws of Bermuda on December 3, 2001 and commenced operations on January 1, 2002. On December 22, 2005 Olympus Re Holdings, Ltd. incorporated a new subsidiary, Helicon Re Holdings, Ltd. ("Helicon") together with Helicon's wholly-owned operating subsidiary Helicon Reinsurance Company, Ltd. ("Helicon Re") (see note 10) (Olympus Re Holdings, Ltd. and its subsidiaries are referred to as "the Company"). Olympus Re is registered as a Class 4 insurer under The Insurance Act 1978, amendments thereto and related regulations ("The Act"). Helicon Re did not commence operations prior to December 31, 2005.

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

      The Company, through Olympus Re, writes reinsurance business on a global basis with an emphasis on property excess business. During the year ended December 31, 2005, this was through two main sources, quota share reinsurance agreements with a U.S. reinsurance company and a Swedish reinsurance company (see note 5) and underwriting advisory contracts. The purpose of these quota share agreements is to produce primarily property reinsurance. Olympus Re's underwriting advisory contracts are with non-U.S. advisors to recommend excess property and marine reinsurance business and consult on the quota share agreements. The non-U.S. advisors are related to the previously mentioned U.S. and Swedish reinsurance companies through common ownership.

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



                                                                             (1)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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


                                                                             (2)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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




                                                                             (3)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

3.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

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
                                                                   =============



                                                                             (4)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

      The Company suffered significant catastrophe losses during 2005 (see note
      4). In addition, during 2005 there was adverse development of $41.6 million on the loss and loss adjustment expense reserves for hurricanes and typhoons recorded during 2004. The majority of this development was for marine and energy claims from hurricane Ivan, which were reported for the first time in 2005.

      The December 31, 2005 year end balance is comprised of provisions for reported claims of $676,149,004 and provisions for claims incurred but not reported of $349,844,778.

4.    2005 CATASTROPHE LOSSES

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

5.    MAJOR CUSTOMERS

      During the year ended December 31, 2005, the Company derived 75% of its premiums written from Folksamerica Reinsurance Company ("Folksamerica") for which the Company pays an override commission. During the year ended December 31, 2005, the Company derived 11% of its premiums written from business recommended by White Mountains Underwriting for which the Company pays an override commission. During the year ended December 31, 2005 the Company derived 13% of its premiums written from Sirius International Insurance Corporation("Sirius") for which the Company pays an override commission. Folksamerica, White Mountains Underwriting and Sirius are wholly-owned subsidiaries of White Mountains Insurance Group Ltd. ("White Mountains"), parent of White Mountain Advisors, LLC. White Mountains has an approximate 0.01% indirect ownership in the Company. Included in premiums receivable for the year ended December 31, 2005 was an amount of $148,335,494, due from Folksamerica and $31,444,740 from Sirius.



                                                                             (5)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

6.    TAXATION

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

7.    STATUTORY REQUIREMENTS

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


                                                                             (6)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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

8.    CAPITAL RAISING ACTIVITIES

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

9.    SUBSEQUENT EVENTS (UNAUDITED)

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




                                                                             (7)

                                                EAGLEROCK CAPITAL
                                                PARTNERS (QP), LP










                                                           FINANCIAL STATEMENTS
                                            THREE YEARS ENDED DECEMBER 31, 2007

                                                EAGLEROCK CAPITAL
                                                PARTNERS (QP), LP






================================================================================

                                                           FINANCIAL STATEMENTS
                                            THREE YEARS ENDED DECEMBER 31, 2007

                                        EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                                   CONTENTS
================================================================================


EAGLEROCK CAPITAL PARTNERS (QP), LP

INDEPENDENT AUDITORS' REPORT                                             3

FINANCIAL STATEMENTS:
   Statements of assets and liabilities                                  4
   Statements of operations                                              5
   Statements of changes in partners' capital                            6
   Statements of changes in net assets                                   7
   Summary of business and significant accounting policies             8-9
   Notes to financial statements                                     10-12

EAGLEROCK MASTER FUND, LP                                               13

INDEPENDENT AUDITORS' REPORT                                            14

FINANCIAL STATEMENTS:
   Statements of assets and liabilities                                 15
   Condensed schedule of investments - December 31, 2007             16-22
   Condensed schedule of investments - December 31, 2006             23-30
   Statements of operations                                             31
   Statements of changes in partners' capital                           32
   Statements of changes in net assets                                  33
   Summary of business and significant accounting policies           34-38
   Notes to financial statements                                     39-42

INDEPENDENT AUDITORS' REPORT



The Partners
EagleRock Capital Partners (QP), LP
New York, New York

We have audited the accompanying statements of assets and liabilities of EagleRock Capital Partners (QP), LP ("Partnership") as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital, and changes in net assets for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Capital Partners
(QP), LP as of December 31, 2007 and 2006, and the results of its operations, changes in partners' capital and its changes in net assets for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/  BDO Seidman, LLP
New York, NY
March 7, 2008

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                            STATEMENTS OF ASSETS AND LIABILITIES
================================================================================

 December 31,                                                          2007               2006
 ---------------------------------------------------------- ----------------- ------------------
 ASSETS
 Investment in EagleRock Master Fund, LP                        $35,532,472        $72,577,210
 Receivable from EagleRock Master Fund (Note 3)                   7,000,000          9,920,929
 Cash                                                                     -                556
 Prepaid and other assets (Note 2)                                        -             62,088
 ---------------------------------------------------------- ----------------- ------------------
                                                                 42,532,472         82,560,783
 LIABILITIES
 Capital withdrawals payable (Note 3)                             7,000,000          9,920,929
 ---------------------------------------------------------- ----------------- ------------------
 CONTINGENCY (NOTE 4)
 NET ASSETS (PARTNERS' CAPITAL) (NOTE 3)                        $35,532,472        $72,639,854
 ========================================================== ================= ==================


        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                        STATEMENTS OF OPERATIONS
================================================================================

 Year ended December 31,                                              2007                 2006                 2005
 ------------------------------------------------------ -------------------- -------------------- --------------------
 INVESTMENT INCOME (LOSS):
    Net investment income (loss) allocated
      from EagleRock Master Fund, LP:
         Interest                                            $   2,212,674         $  2,319,940        $   7,019,216
         Dividends, net                                            734,883            1,387,290              942,273
         Other income, net                                       1,308,779                    -                    -
         Expenses                                               (4,151,026)          (5,893,716)         (10,675,122)
 ------------------------------------------------------ -------------------- -------------------- --------------------
            NET INVESTMENT INCOME (LOSS) FROM                      105,310           (2,186,486)          (2,713,633)
               EAGLEROCK MASTER FUND, LP
 ------------------------------------------------------ -------------------- -------------------- --------------------
 EXPENSES:
    Management fees (Note 2)                                       517,803              776,100            1,501,405
    Other                                                              365                4,400                4,400
 ------------------------------------------------------ -------------------- -------------------- --------------------
            TOTAL EXPENSES                                         518,168              780,500            1,505,805
 ------------------------------------------------------ -------------------- -------------------- --------------------
            NET INVESTMENT LOSS                                   (412,858)          (2,966,986)          (4,219,438)

 REALIZED AND UNREALIZED GAIN ON INVESTMENTS
    ALLOCATED FROM EAGLEROCK MASTER FUND, LP:
       Net realized gain on investments                         17,619,438            6,794,278            6,012,886
       Net change in unrealized gain on investments            (32,313,962)          18,514,492          (40,395,693)
 ------------------------------------------------------ -------------------- -------------------- --------------------
 NET INCOME (LOSS) (NOTE 1)                                   $(15,107,382)         $22,341,784         $(38,602,245)
 ====================================================== ==================== ==================== ====================



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

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
================================================================================

 Three years ended December 31, 2007
 ------------------------------------------------ ---------------------- ---------------------- ----------------------
                                                         General               Limited
                                                         partner               partners                 Total
 ------------------------------------------------ ---------------------- ---------------------- ----------------------
 BALANCE, JANUARY 1, 2005                               $12,552,896           $148,993,439           $161,546,335
 Capital withdrawals                                              -             (1,805,269)            (1,805,269)
 Net loss (Note 1):
    Pro rata allocation                                  (2,896,764)           (35,705,481)           (38,602,245)
 ------------------------------------------------ ---------------------- ---------------------- ----------------------
 BALANCE, DECEMBER 31, 2005                               9,656,132            111,482,689            121,138,821
 Capital withdrawals                                              -            (70,840,751)           (70,840,751)
 Net income (Note 1):
    Pro rata allocation                                   2,637,109             19,704,675             22,341,784
    Profit participation allocation                          (5,061)                 5,061                      -
 ------------------------------------------------ ---------------------- ---------------------- ----------------------
 BALANCE, DECEMBER 31, 2006                              12,288,180             60,351,674             72,639,854
 Capital withdrawals                                              -            (22,000,000)           (22,000,000)
 Net loss (Note 1):
    Pro rata allocation                                  (3,443,838)           (11,663,544)           (15,107,382)
    Performance allocation                                  158,116               (158,116)                     -
    Profit participation allocation                          (1,130)                 1,130                      -
 ------------------------------------------------ ---------------------- ---------------------- ----------------------
 BALANCE, DECEMBER 31, 2007                            $  9,001,328          $  26,531,144          $  35,532,472
 ================================================ ====================== ====================== ======================



        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                             STATEMENTS OF CHANGES IN NET ASSETS
================================================================================

 Year ended December 31,                                             2007                 2006                 2005
 ------------------------------------------------------ -------------------- -------------------- --------------------
 INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:
       Net investment loss                                 $     (412,858)      $   (2,966,986)      $   (4,219,438)
       Net realized gain on investments                        17,619,438            6,794,278            6,012,886
       Net change in unrealized gain on investments           (32,313,962)          18,514,492          (40,395,693)
 ------------------------------------------------------ -------------------- -------------------- --------------------
            NET INCREASE (DECREASE) IN NET ASSETS
               RESULTING FROM OPERATIONS                      (15,107,382)          22,341,784          (38,602,245)

 DECREASE IN NET ASSETS FROM CAPITAL TRANSACTIONS:
       Capital withdrawals                                    (15,000,000)         (60,919,822)                   -
       Capital withdrawals payable                             (7,000,000)          (9,920,929)          (1,805,269)
 ------------------------------------------------------ -------------------- -------------------- --------------------
 TOTAL DECREASE                                               (37,107,382)         (48,498,967)         (40,407,514)
 NET ASSETS, BEGINNING OF YEAR                                 72,639,854          121,138,821          161,546,335
 ------------------------------------------------------ -------------------- -------------------- --------------------
 NET ASSETS, END OF YEAR                                    $  35,532,472        $  72,639,854         $121,138,821
 ====================================================== ==================== ==================== ====================



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


 SIGNIFICANT ACCOUNTING POLICIES      Investment in EagleRock Master Fund, LP

                                      The investment in the Master Fund is fair valued at the Partnership's proportionate interest in the net assets and net income
                                      (loss) of the Master Fund. Valuation of
                                      the investments held by the Master Fund is discussed in the notes to the Master Fund financial statements included elsewhere in this report. The percentage of the Master Fund partners' capital owned by the Partnership at December 31, 2007 and 2006 was approximately 68% and 81%, respectively.

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

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                         SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
================================================================================

                                      In July 2006, the Financial Accounting
                                      Standards Board (the "FASB") issued FASB
                                      Interpretation No. 48 ("FIN 48"),
                                      "Accounting for Uncertainty in Income
                                      Taxes", which establishes that a tax
                                      position taken or expected to be taken in a tax return is to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2007. The adoption of FIN 48 did not have a material impact on the Partnership's results of operations or its financial position.

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

                                      New Accounting Pronouncement

                                      In September 2006, the FASB issued
                                      Statement of Financial Accounting
                                      Standards ("SFAS") No. 157, "Fair Value
                                      Measurements". This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2007, the Partnership does not believe the adoption of SFAS No. 157 will impact the amounts reported in the financial statements. However, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal year.

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

   1.  ALLOCATION OF NET INCOME       The net income (loss) for the three years
       (LOSS), PERFORMANCE            ended December 31, 2007 is allocated to
       ALLOCATION AND PROFIT          each partner in accordance with the ratio
       PARTICIPATION ALLOCATION       of the capital account of each partner to
                                      the total of all capital accounts at the beginning of each fiscal period.

                                      At the end of each performance period, 10% of net income in excess of cumulative loss is reallocated to the capital accounts of the General Partner as a performance allocation. For capital withdrawals made during a performance period, a performance allocation of 10% of net income in excess of cumulative loss is reallocated on a pro rata basis to the General Partner. The General Partner may, at its discretion, waive or alter this allocation. For the year ended December 31, 2007, the performance allocation was $158,116. There was no performance allocation for the years ended December 31, 2006 and 2005.

                                      In consideration of one of the limited
                                      partner's contribution, the limited
                                      partner is entitled to receive 10% of any performance allocation paid to the General Partner by an affiliated partnership (the "Profit Participation Allocation"). The General Partner may, at its discretion, increase this fee. For the years ended December 31, 2007, 2006 and 2005, Profit Participation Allocation earned from the affiliated partnership was $1,130, $5,061 and $-0-, respectively.

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

   2.       MANAGEMENT FEE            EagleRock Capital Management, LLC
                                      ("Investment Manager") serves as the
                                      Investment Manager of the Partnership.
                                      The Partnership incurs a quarterly fee
                                      payable at the beginning of each quarter equal to .375% (1.50% per annum) of the capital account balance of each limited partner as of the close of the preceding quarter. The General Partner may, at its discretion, reduce or eliminate this fee.
                                      Management fees are paid by the Master
                                      Fund and reimbursed by the Partnership.
                                      For one of the limited partners of the
                                      Partnership, a separate agreement exists stating that the Partnership incur a quarterly fee payable at the beginning of each quarter equal to .25% (1.00% per annum) of the capital account balance of the limited partner as of the close of the preceding quarter. For the years ended December 31, 2007, 2006 and 2005, the Partnership's management fees were
                                      $517,803, $766,100 and $1,501,405,
                                      respectively. At December 31, 2006, the
                                      Partnership made an advanced payment of
                                      $61,723 to the Investment Manager, which is included in prepaid and other assets and was applied to the 2007 management fees.


   3.       CAPITAL TRANSACTIONS      Capital Withdrawals Payable

                                      As of December 31, 2007, the Partnership had a receivable from the Master Fund of $7,000,000 with respect to capital withdrawals payable to its limited partner. As of March 7, 2008, the Partnership made payments for such capital withdrawals totaling $7,000,000.

                                      As of December 31, 2006, the Partnership had a receivable from the Master Fund of $9,920,929 with respect to capital withdrawals payable to its limited partners. During 2007, the Partnership made payments for such capital withdrawals.

                                      Subsequent Capital Transactions

                                      From January 1, 2008 to March 7, 2008, the
                                      Partnership made payments for capital
                                      withdrawals totaling $7,000,000 (see
                                      above). There were no capital
                                      contributions or withdrawals in the same period.

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


   5. FINANCIAL HIGHLIGHTS The financial highlights represent the Partnership's financial performance for the three years ended December 31, 2007.

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

                                      The operating expense and net investment loss ratios do not reflect the effect of the performance and profit participation allocation.


                                      Limited partner                              2007          2006         2005
                                      -------------------------------------- ------------- ------------- -------------
                                      Total return before performance          (28.28)%       26.09%       (23.96)%
                                        allocation
                                      Performance allocation net of profit
                                        participation allocation                 (.37)            -             -
                                      -------------------------------------- ------------- ------------- -------------

                                              Total return after
                                                performance and profit
                                                participation allocation       (28.65)%       26.09%       (23.96)%
                                      ====================================== ============= ============= =============

                                      PERCENTAGES TO AVERAGE NET ASSETS:
                                         Operating expense ratio                 7.80%         7.50%         8.54%
                                         Performance allocation net of
                                            profit participation allocation       .32             -             -
                                      -------------------------------------- ------------- ------------- -------------

                                              Total expenses and
                                               performance and profit
                                               participation allocation          8.12%         7.50%         8.54%
                                      -------------------------------------- ------------- ------------- -------------

                                         Net investment loss ratio               (.90)%       (3.40)%       (3.02)%
                                      ====================================== ============= ============= =============

                            EAGLEROCK MASTER FUND, LP















================================================================================
                                                           FINANCIAL STATEMENTS
                                            THREE YEARS ENDED DECEMBER 31, 2007

INDEPENDENT AUDITORS' REPORT


The Partners
EagleRock Master Fund, LP
Grand Cayman, Cayman Islands

We have audited the accompanying statements of assets and liabilities, including the condensed schedules of investments, of EagleRock Master Fund LP as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital, and changes in net assets for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Master Fund LP as of December 31, 2007 and 2006, and the results of its operations, changes in partners' capital and changes in net assets for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.




/s/  BDO Seidman, LLP
New York, NY
March 7, 2008

                                                                                         EAGLEROCK MASTER FUND, LP


                                                                              STATEMENTS OF ASSETS AND LIABILITIES
                                                                                         (EXPRESSED IN US DOLLARS)
 =============================================== ================ ================= ================ =================
 December 31,                                                           2007                               2006
 ----------------------------------------------- ---------------- ----------------- ---------------- -----------------
 ASSETS
 Investments in securities at market or fair
    value (cost $80,334,473 and $163,830,864)
    (Notes 1, 4 and 5):
       Securities (cost $73,666,632 and
         $153,334,832)                               $88,273,496                       $214,117,270
       Securities pledged to counterparty
         (cost $6,667,841 and $10,496,032)             7,043,107      $95,316,603        10,498,542     $224,615,812
                                                 ----------------                   ----------------
 Due from brokers, net (Notes 1 and 5)                                  3,323,920                          5,375,542
 Unrealized gain on open swap contracts
    (Notes 1 and 5)                                                       351,528                                  -
 Dividends and interest receivable                                        136,768                          1,040,896
 ----------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                                       99,128,819                        231,032,250
 ----------------------------------------------- ---------------- ----------------- ---------------- -----------------

 LIABILITIES
 Securities sold, not yet purchased, at market
    or fair value (proceeds $37,261,164 and
    $97,748,620)
    (Notes 1, 4 and 5)                                                 37,704,690                         99,003,941
 Unrealized loss on open swap contracts
    (Notes 1 and 5)                                                             -                          1,309,844
 Capital withdrawals payable to feeder funds
    (Note 6)                                                            8,774,092                         38,892,082
 Dividends and interest payable                                           321,703                          1,828,639
 Accrued expenses                                                          46,256                             20,000
 ----------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                                       46,846,741                        141,054,506
 ----------------------------------------------- ---------------- ----------------- ---------------- -----------------
 CONTINGENCIES (NOTE 7)
 NET ASSETS (PARTNERS' CAPITAL) (NOTE 6)                              $52,282,078                      $  89,977,744
 =============================================== ================ ================= ================ =================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2007
 ------------------ -------------------------------------------------------- -------------------- --------------------
     Number of                                                                 % of net assets         Market or
 shares/face value  Description                                                of $52,282,078         fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES:
                       Common stock:
                          United States:
                            Automotive                                                .62%             $     325,462
                            Building materials                                       4.34                  2,269,120
                            Business services                                        9.12                  4,768,615
                            Capital equipment                                        2.28                  1,189,994
                            Chemicals                                                1.55                    811,659
                            Computers                                                 .19                    100,894
                            Consumer products                                        5.76                  3,009,827
                            Electronics                                              6.76                  3,533,758
                            Energy                                                   8.39                  4,384,318
                            Financial services                                       6.39                  3,341,064
                            Food processing:
        845,786                Darling International Inc.                           18.70                  9,777,286
                               Other                                                 1.49                    779,594
                            Healthcare                                               4.26                  2,229,719
                            Index                                                     .10                     50,050
                            Media, entertainment and leisure                         6.76                  3,534,863
                            Mining and metals:
        241,688                WCI Steel Inc.                                       10.17                  5,317,136
                               Other                                                 2.97                  1,551,193
                            Packaging and containers:
      1,680,115                Constar International Inc.                           13.11                  6,854,869
                            Paper and paper products                                 1.10                    577,093
                            Pharmaceuticals and biotechnology                         .20                    104,622
                            Products and services                                    2.47                  1,289,533
                            Retail                                                   4.06                  2,120,279
                            Semiconductors                                           1.26                    656,347
                            Software                                                 4.54                  2,375,140
                            Telecommunications                                       5.15                  2,692,660
                            Transportation                                           2.80                  1,463,859
                            Utilities                                                 .96                    506,619
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - UNITED STATES               125.50                 65,615,573
                                    (COST $53,595,895)
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2007
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                                % of net assets         Market or
 shares/face value                                                             of $52,282,078         fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Common stock (continued):
                          Bermuda:
                            Financial services                                        .62%             $     321,877
                            Media, entertainment and leisure                         1.49                    780,661
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - BERMUDA                       2.11                  1,102,538
                                    (COST $1,131,706)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Canada:
                            Mining and metals                                        1.12                    584,922
                            Transportation                                            .12                     60,388
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - CANADA                        1.24                    645,310
                                    (COST $557,080)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Germany:
                            Financial services                                        .12                     65,000
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - GERMANY                        .12                     65,000
                                    (COST $329,567)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Hong Kong:
                            Financial services                                        .30                    155,129
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - HONG KONG                      .30                    155,129
                                    (COST $220,896)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Italy:
                            Food processing                                           .11                     57,094
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - ITALY (COST $57,295)           .11                     57,094
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Korea:
                            Semiconductors                                            .06                     30,636
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - KOREA (COST $58,910)           .06                     30,636
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Mexico:
                            Media, entertainment and leisure                          .34                    178,275
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - MEXICO                         .34                    178,275
                                    (COST $180,979)
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2007
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                                % of net assets         Market or
 shares/face value                                                             of $52,282,078         fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Common stock (continued):
                          Norway:
                            Transportation                                           2.15%              $  1,124,624
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - NORWAY                        2.15                  1,124,624
                                    (COST $1,046,960)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Singapore:
                            Semiconductors                                            .46                    241,200
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - SINGAPORE                      .46                    241,200
                                    (COST $243,624)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          South Africa:
                            Mining and metals                                        1.25                    653,200
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - SOUTH AFRICA                  1.25                    653,200
                                    (COST $659,580)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Taiwan:
                            Semiconductors                                            .23                    120,674
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - TAIWAN                         .23                    120,674
                                    (COST $104,256)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          United Arab Emirates:
                            Transportation                                            .40                    208,240
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - UNITED ARAB                    .40                    208,240
                                    EMIRATES (COST $197,600)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK (COST $58,384,348)            134.27                 70,197,493
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2007
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                                % of net assets         Market or
 shares/face value                                                             of $52,282,078         fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Long-term debt securities:
                          United States:
                            Automotive                                                .52%             $     271,800
                            Business services                                         .64                    336,364
                            Chemicals                                                1.25                    656,000
                            Energy                                                   3.06                  1,601,515
                            Food processing                                           .57                    296,563
                            Media, entertainment and leisure                         1.38                    722,412
                            Mining and metals                                         .05                     27,633
                            Transportation                                            .36                    187,000
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES - UNITED           7.83                  4,099,287
                                    STATES (COST $8,260,719)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Bermuda:
                            Telecommunications                                        .90                    469,500
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES -                   .90                    469,500
                                    BERMUDA (COST $-0-)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          United Kingdom:
                            Packaging and containers                                  .53                    275,000
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES - UNITED            .53                    275,000
                                    KINGDOM (COST $178,856)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES
                                    (COST $8,439,575)                                9.26                  4,843,787
 ------------------ -------------------------------------------------------- -------------------- --------------------
                       Preferred stock:
                          United States:
                            Automotive                                                .08                     40,875
                            Financial services                                       1.12                    586,001
                            Mining and metals:
        350,281                WCI Steel, Inc.                                      17.69                  9,247,418
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL PREFERRED STOCK (COST $3,967,183)           18.89                  9,874,294
 ------------------ -------------------------------------------------------- -------------------- --------------------
                       Options purchased:
                          United States                                             19.89                 10,401,029
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL OPTIONS PURCHASED
                                    (COST $9,543,367)                               19.89                 10,401,029
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL INVESTMENTS IN SECURITIES
                                    (COST $80,334,473)                             182.31%               $95,316,603
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    UNREALIZED GAIN ON OPEN SWAP CONTRACTS:
                       Credit default swaps:                                          .67%             $     351,528
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL UNREALIZED GAIN ON OPEN SWAP
                                    CONTRACTS                                         .67%             $     351,528
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2007
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                                % of net assets         Market or
 shares/face value                                                             of $52,282,078         fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    SECURITIES SOLD, NOT YET PURCHASED:
                       Common stock:
                          United States:
                            Automotive                                                .31%             $     159,668
                            Building materials                                        .04                     20,340
                            Business services                                         .57                    298,130
                            Capital equipment                                        2.15                  1,124,134
                            Chemicals:
        252,200                Solutia Inc.                                          9.94                  5,195,320
                               Other                                                  .09                     47,974
                            Computers                                                 .03                     18,250
                            Consumer products                                        3.13                  1,636,118
                            Energy                                                    .01                      7,561
                            Financial services                                       3.82                  1,996,182
                            Food processing                                           .07                     36,546
                            Healthcare                                                .27                    140,970
                            Index                                                     .03                     15,044
                            Media, entertainment and leisure                           --                        292
                            Packaging and containers                                  .05                     25,361
                            Paper and paper products                                  .04                     20,621
                            Pharmaceutical and biotechnology                          .81                    425,497
                            Products and services                                     .11                     58,080
                            Residential construction                                  .07                     36,329
                            Retail                                                   3.04                  1,587,456
                            Software                                                  .13                     67,544
                            Telecommunications                                        .54                    280,363
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - UNITED STATES                25.25                 13,197,780
                                    (PROCEEDS $13,005,031)
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2007
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                                % of net assets         Market or
 shares/face value                                                             of $52,282,078         fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                       Common stock (continued):
                          Canada:
                            Products and services                                     .02%           $         9,209
                            Transportation                                            .18                     94,800
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - CANADA
                                    (PROCEEDS $75,763)                                .20                    104,009
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          France:
                            Telecommunications                                        .03                     15,226
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - FRANCE
                                    (PROCEEDS $16,921)                                .03                     15,226
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Germany:
                            Chemicals                                                 .07                     35,531
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - GERMANY
                                    (PROCEEDS $29,978)                                .07                     35,531
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Mexico:
                            Media, entertainment and leisure                          .34                    178,275
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - MEXICO
                                    (PROCEEDS $178,332)                               .34                    178,275
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          United Kingdom:
                            Business services                                         .34                    179,369
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - UNITED KINGDOM
                                    (PROCEEDS $177,892)                               .34                    179,369
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK (PROCEEDS $13,483,917)         26.23                 13,710,190
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2007
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                                % of net assets         Market or
 shares/face value                                                             of $52,282,078         fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                       Long-term debt securities:
                          United States:
                            Automotive                                               5.27%              $  2,755,250
                            Financial services                                        .81                    423,000
                            Food processing                                           .21                    107,500
                            Media, entertainment and leisure                         7.84                  4,099,900
                            Packaging and containers                                 2.32                  1,214,625
                            Residential construction                                 1.64                    856,750
                            Retail:
      3,000,000                RadioShack Corp., 7.375%, 5/15/11                     5.68                  2,970,000
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES
                                    (PROCEEDS $13,377,718)                          23.77                 12,427,025
 ------------------ -------------------------------------------------------- -------------------- --------------------
                       Options written:
                          United States                                             22.13                 11,567,475
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL OPTIONS WRITTEN
                                    (PROCEEDS $10,399,529)                          22.13                 11,567,475
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL SECURITIES SOLD, NOT YET PURCHASED
                                    (PROCEEDS $37,261,164)                          72.13%               $37,704,690
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2006
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                              % of net assets of        Market or
 shares/face value                                                               $89,977,744          fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES:
                       Common stock:
                          United States:
                            Automotive:
      7,118,709                Delphi Corporation                                   30.22%             $  27,193,468
                               Other                                                 2.05                  1,846,043
                            Building materials:
      1,059,811                Owens Corning                                         5.89                  5,297,179
                               Other                                                  .88                    791,000
                            Business services                                        7.15                  6,436,431
                            Capital equipment                                        1.07                    959,805
                            Chemicals:
      8,556,643                Solutia, Inc.                                         7.08                  6,374,699
                               Other                                                 3.50                  3,149,953
                            Consumer products:
      2,039,742                Interstate Bakeries Corp.                             5.44                  4,895,381
                               Other                                                 3.66                  3,291,724
                            Electronics                                              3.27                  2,939,609
                            Energy                                                   5.62                  5,056,693
                            Financial services                                       2.13                  1,919,922
                            Food processing:
      2,633,716                Darling International, Inc.                          16.13                 14,511,775
                               Other                                                  .09                     83,554
                            Health care                                               .63                    567,133
                            Index:
        139,421                S&P depository receipts                              21.94                 19,744,802
                            Media, entertainment and leisure                        10.01                  9,007,747
                            Mining and metals:
        199,348                WCI Steel, Inc.                                       3.54                  3,189,568
                               Other                                                 8.72                  7,838,397
                            Networking                                               4.04                  3,631,341
                            Packaging and containers:
      1,680,115                Constar International, Inc.                          13.07                 11,760,805
         15,000                Graphic Packaging Corp.                                .07                     64,950
                               Other                                                 1.23                  1,109,157
                            Paper and paper products                                  .32                    288,547
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2006
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                              % of net assets of        Market or
 shares/face value                                                               $89,977,744          fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Common stock (continued):
                          United States (continued):
                            Pharmaceuticals and biotechnology                        1.51%            $    1,361,866
                            Retail                                                   4.54                  4,087,682
                            Semiconductors                                           1.21                  1,092,514
                            Software                                                 2.24                  2,014,617
                            Telecommunications                                       5.70                  5,129,087
                            Transportation:
        395,581                Delta Air Lines, Inc.                                  .57                    514,255
                               Other                                                 3.23                  2,902,894
                            Utilities                                                2.33                  2,092,785
                            Wireless communications                                  2.88                  2,591,667
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - UNITED STATES
                                    (COST $115,139,614)                            181.96                163,737,050
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Bermuda:
                            Pharmaceutical and biotech                                .23                    208,404
                            Telecommunications                                       1.04                    934,594
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - BERMUDA
                                    (COST $1,193,841)                                1.27                  1,142,998
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Canada:
                            Mining and metals                                         .74                    661,602
                            Transportation and defense                                .87                    779,108
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - CANADA
                                    (COST $1,344,271)                                1.61                  1,440,710
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          China:
                            Automotive                                                .21                    192,014
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - CHINA
                                    (COST $154,164)                                   .21                    192,014
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          England:
                            Media, entertainment and leisure                          .47                    420,719
                            Mining and metals                                         .47                    419,715
                            Telecommunications                                        .02                     19,391
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - ENGLAND
                                    (COST $781,739)                                   .96                    859,825
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2006
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                              % of net assets of        Market or
 shares/face value                                                               $89,977,744          fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Common stock (continued):
                          France:
                            Telecommunications                                        .46%           $       417,713
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - FRANCE
                                    (COST $393,037)                                   .46                    417,713
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Germany:
                            Financial services                                        .04                     39,550
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - GERMANY
                                    (COST $329,567)                                   .04                     39,550
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          India:
                            Media, entertainment and leisure                          .33                    293,646
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - INDIA
                                    (COST $290,495)                                   .33                    293,646
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Italy:
                            Food processing                                           .07                     63,320
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - ITALY
                                    (COST $57,295)                                    .07                     63,320
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Taiwan:
                            Semiconductors                                            .10                     91,312
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - TAIWAN
                                    (COST $88,389)                                    .10                     91,312
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK
                                    (COST $119,772,412)                            187.01                168,278,138
 ------------------ -------------------------------------------------------- -------------------- --------------------
                       Long-term debt securities:
                          United States:
                            Automotive                                               4.78                  4,302,632
                            Business services                                        1.65                  1,487,700
                            Financial services                                        .46                    409,500
                            Media, entertainment and leisure                         6.08                  5,472,854
                            Mining and metals:
      2,750,000                WCI Steel, Inc. 8.00% 5/1/16                          3.03                  2,722,500
     15,750,000                WCI Steel, Inc. 10.00% 12/1/04
                                  Sr Nts. (in default)                                .34                    307,125
                               Other                                                  .77                    699,750
                            Packaging and containers                                  .18                    165,454
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2006
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                              % of net assets of        Market or
 shares/face value                                                               $89,977,744          fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Long-term debt securities (continued):
                          United States (continued):
                            Semiconductors                                            .30%           $       271,500
                            Telecommunications                                       4.43                  3,990,193
                            Transportation:
     11,040,000                Delta Air Lines Inc. 8.3% 12/15/29                    8.22                  7,396,800
        900,000                Delta Air Lines Inc. 2.88% 02/18/24                    .65                    582,750
        900,000                Delta Air Lines Inc. 7.90% 12/15/09                    .66                    589,500
                               Other                                                 4.43                  3,988,000
                            Wireless communications                                   .60                    537,188
                            Utilities                                                 .66                    594,000
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES - UNITED          37.24                 33,517,446
                                    STATES (COST $27,113,890)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Bermuda:
                            Pharmaceuticals and biotechnology                        2.06                  1,849,500
                            Telecommunications                                        .52                    469,500
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES -                  2.58                  2,319,000
                                    BERMUDA (COST $1,350,006)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Canada:
                            Electronics                                              3.31                  2,975,469
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES - CANADA           3.31                  2,975,469
                                    (COST $3,056,205)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Mexico:
                            Telecommunications                                       2.78                  2,497,389
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES - MEXICO           2.78                  2,497,389
                                    (COST $1,654,435)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          United Kingdom:
                            Automotive                                               3.45                  3,102,500
                            Telecommunications                                       2.63                  2,368,458
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES - UNITED           6.08                  5,470,958
                                    KINGDOM (COST $2,844,527)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES                   51.99                 46,780,262
                                    (COST $36,019,063)
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2006
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                              % of net assets of        Market or
 shares/face value                                                               $89,977,744          fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Preferred stock:
                          United States:
                            Media, entertainment and leisure                          .28%           $       252,450
                            Mining and metals:
        317,716                WCI Steel, Inc.                                       6.78                  6,100,147
                            Pharmaceuticals and biotechnology                        1.00                    900,900
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL PREFERRED STOCK (COST $5,225,629)            8.06                  7,253,497
 ------------------ -------------------------------------------------------- -------------------- --------------------
                       Options purchased:
                          Canada                                                      .04                     38,813
                          United States                                              2.52                  2,265,102
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL OPTIONS PURCHASED (COST $2,813,760)          2.56                  2,303,915
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL INVESTMENTS IN SECURITIES
                                    (COST $163,830,864)                            249.62%              $224,615,812
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.



                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2006
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                              % of net assets of        Market or
 shares/face value                                                               $89,977,744          fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    SECURITIES SOLD, NOT YET PURCHASED:
                       Common stock:
                          United States:
                            Automotive:
      3,040,007                Delphi Corporation                                   12.91%             $  11,612,827
                               Other                                                  .08                     68,224
                            Building materials:
        497,131                Owens Corning                                         3.94                  3,546,020
                            Capital equipment                                         .05                     44,630
                            Consumer products                                        1.12                  1,006,425
                            Electronics                                               .08                     69,333
                            Energy                                                    .40                    364,060
                            Food processing:
         75,000                Darling International, Inc.                            .46                    413,250
                               Other                                                  .55                    495,041
                            Financial services                                        .07                     64,570
                            Index:
        189,670                S&P depository receipts                              29.85                 26,861,065
                            Media, entertainment and leisure                          .07                     65,507
                            Networking                                                .07                     65,835
                            Paper and paper products                                  .01                     10,117
                            Retail                                                   1.69                  1,521,985
                            Semiconductors                                            .28                    252,490
                            Transportation:
        153,061                Delta Air Lines, Inc.                                  .22                    198,979
                               Other                                                  .38                    342,375
                            Utilities                                                1.72                  1,545,668
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - UNITED STATES                53.95                 48,548,401
                                    (PROCEEDS $46,584,384)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Canada:
                            Financial services                                           -                     1,504
                            Mining and metals                                         .31                    274,576
                            Networking                                                .07                     63,404
                            Transportation                                            .33                    296,076
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - CANADA                         .71                    635,560
                                    (PROCEEDS $617,004)
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2006
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                              % of net assets of        Market or
 shares/face value                                                               $89,977,744          fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                       Common stock (continued):
                          United Kingdom:
                            Business services                                         .04%          $         34,567
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK - UNITED KINGDOM                 .04                     34,567
                                    (PROCEEDS $30,424)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL COMMON STOCK PROCEEDS $47,231,812)          54.70                 49,218,528
 ------------------ -------------------------------------------------------- -------------------- --------------------
                       Long-term debt securities:
                          United States:
                            Automotive                                               3.86                  3,474,001
                            Chemicals                                                3.30                  2,970,000
                            Media, entertainment and leisure                         7.30                  6,572,375
                            Mining and metals:
      1,500,000                WCI Steel, Inc. 8.00% 5/1/16                          1.65                  1,485,000
                               Other                                                 1.79                  1,612,875
                            Packaging and containers:
      5,850,000                Graphic Packaging Corp. 9.5% 8/15/13                  6.89                  6,201,000
                               Other                                                 4.49                  4,036,802
                            Retail:
      5,000,000                Radio Shack 7.375% 5/15/11                            5.69                  5,115,900
                            Transportation and defense                               2.56                  2,300,000
                            Utilities:
      8,000,000                AES Corp. 8.75% 6/15/08                               9.22                  8,300,000
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES - UNITED          46.75                 42,067,953
                                    STATES (PROCEEDS $42,471,754)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                          Bermuda:
                            Pharmaceuticals and biotechnology:
      6,300,000                U.S. Steel 9.75% 5/15/10                              7.49                  6,741,000
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES -                  7.49                  6,741,000
                                    BERMUDA (PROCEEDS $6,945,744)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                                  TOTAL LONG-TERM DEBT SECURITIES                   54.24                 48,808,953
                                    (PROCEEDS $49,417,498)
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 December 31, 2006
 --------------------------------------------------------------------------- -------------------- --------------------
     Number of      Description                                              % of net assets of        Market or
 shares/face value                                                               $89,977,744          fair value
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                       Options written:
                          United States                                              1.09%           $       976,460
 ------------------ -------------------------------------------------------- -------------------- --------------------
                               TOTAL OPTIONS WRITTEN (PROCEEDS $1,099,310)           1.09                    976,460
 ------------------ -------------------------------------------------------- -------------------- --------------------
                               TOTAL SECURITIES SOLD, NOT YET PURCHASED            110.03%             $  99,003,941
                                  (PROCEEDS $97,748,620)
 ------------------ -------------------------------------------------------- -------------------- --------------------
                    UNREALIZED LOSS ON OPEN SWAP CONTRACTS:
                       Credit default swaps                                          1.46%            $    1,309,844
 ------------------ -------------------------------------------------------- -------------------- --------------------
                               TOTAL UNREALIZED LOSS ON OPEN SWAP CONTRACTS          1.46%            $    1,309,844
 ------------------ -------------------------------------------------------- -------------------- --------------------

 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.



                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                          STATEMENTS OF OPERATIONS
                                                                                         (EXPRESSED IN US DOLLARS)
 =========================================================================== ==================== ====================
 Year ended December 31,                                             2007                 2006                 2005
 ------------------------------------------------------ -------------------- -------------------- --------------------
 INVESTMENT INCOME:
    Interest                                                $   2,925,642        $   3,690,270         $ 10,899,042
    Dividends, net of withholding taxes                           980,654            2,164,884            1,282,542
    Other, net (Note 8)                                         1,840,888                    -                    -
 ------------------------------------------------------ -------------------- -------------------- --------------------
         TOTAL INVESTMENT INCOME                                5,747,184            5,855,154           12,181,584
 ------------------------------------------------------ -------------------- -------------------- --------------------
 EXPENSES:
    Interest on securities sold, not yet purchased              3,077,763            4,738,585           11,536,812
    Margin interest                                             1,449,001            1,871,243            1,975,739
    Dividends on securities sold, not yet purchased               381,273            1,435,181              425,658
    Other, net, primarily stock borrow fees (Note 4)              600,498            1,323,958            2,586,283
 ------------------------------------------------------ -------------------- -------------------- --------------------
         TOTAL EXPENSES                                         5,508,535            9,368,967           16,524,492
 ------------------------------------------------------ -------------------- -------------------- --------------------
         NET INVESTMENT INCOME (LOSS )                            238,649           (3,513,813)          (4,342,908)
 NET REALIZED GAIN ON INVESTMENTS                              20,643,953           10,685,078           10,430,167
 NET CHANGE IN UNREALIZED GAIN ON INVESTMENTS                 (43,627,081)          28,936,843          (62,562,860)
 ------------------------------------------------------ -------------------- -------------------- --------------------
 NET (LOSS) INCOME (NOTE 2)                                  $(22,744,479)         $36,108,108         $(56,475,601)
 =========================================================================== ==================== ====================
                                              See accompanying summary of business and significant accounting policies and notes to financial statements.



                                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                                                                         (EXPRESSED IN US DOLLARS)
 ==================================================================================================================================
 Three years ended December 31, 2007
 ----------------------------------------------------------------------------------------------------------------------------------
                                          EagleRock Capital      EagleRock Capital      EagleRock Capital            Total
                                                                                        Partners Offshore
                                          Partners QP, L.P.       Partners, L.P.           Fund, Ltd.
 -------------------------------------- ---------------------- ---------------------- ---------------------- ----------------------
 BALANCE, JANUARY 1, 2005                      $163,520,126           $ 32,914,821            $ 29,906,469          $ 226,341,416
 Capital contributions                                    -              5,500,000              35,700,000             41,200,000
 Capital withdrawals                             (3,484,918)            (9,037,074)             (8,879,999)           (21,401,991)
 Net loss (Note 2):
    Pro rata allocation                         (37,096,440)            (6,907,641)            (12,471,520)           (56,475,601)
 -------------------------------------- ---------------------- ---------------------- ---------------------- ----------------------
 -------------------------------------- ---------------------- ---------------------- ---------------------- ----------------------
 BALANCE, DECEMBER 31, 2005                     122,938,768             22,470,106              44,254,950            189,663,824
 Capital withdrawals                            (73,483,842)           (10,188,618)            (52,121,728)          (135,794,188)
 Net income (Note 2):
    Pro rata allocation                          23,122,284              5,119,046               7,866,778             36,108,108
 -------------------------------------- ---------------------- ---------------------- ---------------------- ----------------------
 -------------------------------------- ---------------------- ---------------------- ---------------------- ----------------------
 BALANCE, DECEMBER 31, 2006                      72,577,210             17,400,534                       -             89,977,744
 Capital contributions                                  555                  1,090              10,059,194             10,060,839
 Capital withdrawals                            (22,456,079)            (2,514,877)                (41,070)           (25,012,026)
 Net loss (Note 2):
    Pro rata allocation                         (14,589,214)            (4,555,289)             (3,599,976)           (22,744,479)
 -------------------------------------- ---------------------- ---------------------- ---------------------- ----------------------
 BALANCE, DECEMBER 31, 2007                   $  35,532,472           $ 10,331,458           $   6,418,148         $   52,282,078
 ==================================================================================================================================
                                                           See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                               STATEMENTS OF CHANGES IN NET ASSETS
                                                                                         (EXPRESSED IN US DOLLARS)
 =====================================================================================================================
 Year ended December 31,                                              2007                 2006                 2005
 ------------------------------------------------------ -------------------- -------------------- --------------------
 (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS:
       Net investment income (loss )                        $      238,649      $    (3,513,813)      $   (4,342,908)
       Net realized gain on investments                         20,643,953           10,685,078           10,430,167
       Net change in unrealized gain on investments            (43,627,081)          28,936,843          (62,562,860)
 ------------------------------------------------------ -------------------- -------------------- --------------------
            NET (DECREASE) INCREASE IN NET ASSETS
               RESULTING FROM OPERATIONS                       (22,744,479)          36,108,108          (56,475,601)
 ------------------------------------------------------ -------------------- -------------------- --------------------
 (DECREASE) INCREASE IN NET ASSETS FROM CAPITAL
    TRANSACTIONS:
       Capital contributions                                    10,060,839                    -           41,200,000
       Capital withdrawals                                     (16,237,934)         (96,902,106)         (21,401,991)
       Capital withdrawals payable                              (8,774,092)         (38,892,082)                   -
 ------------------------------------------------------ -------------------- -------------------- --------------------
            NET (DECREASE) INCREASE IN NET ASSETS
               RESULTING FROM CAPITAL TRANSACTIONS             (14,951,187)        (135,794,188)          19,798,009
 ------------------------------------------------------ -------------------- -------------------- --------------------
 TOTAL DECREASE                                                (37,695,666)         (99,686,080)         (36,677,592)
 NET ASSETS, BEGINNING OF YEAR                                  89,977,744          189,663,824          226,341,416
 ------------------------------------------------------ -------------------- -------------------- --------------------
 NET ASSETS, END OF YEAR                                      $ 52,282,078       $   89,977,744         $189,663,824
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

                                      EagleRock Capital Partners, LP, EagleRock
                                      Capital Partners (QP), LP and EagleRock
                                      Capital Partners Offshore Fund, Ltd.
                                      (collectively "Feeder Funds") are all
                                      entities under common control and are the general and limited partners of the Partnership. Mariel Capital Management, LLC is also a general partner of the Partnership and had no capital balance at December 31, 2007, 2006 and 2005.


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

                                      In July 2006, the Financial Accounting
                                      Standards Board (the "FASB") issued FASB
                                      Interpretation No. 48 ("FIN 48"),
                                      "Accounting for Uncertainty in Income
                                      Taxes", which establishes that a tax
                                      position taken or expected to be taken in a tax return is to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2007. The adoption of FIN 48 did not have a material impact on the Partnership's results of operations or its financial position.

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

                                      New Accounting Pronouncement

                                      In September 2006, the FASB issued
                                      Statement of Financial Accounting
                                      Standards ("SFAS") No. 157, "Fair Value
                                      Measurements". This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2007, the Partnership does not believe the adoption of SFAS No. 157 will impact the amounts reported in the financial statements. However, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal year.

                                                       EAGLEROCK MASTER FUND, LP

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

   1.   DUE FROM BROKERS, NET         The Partnership has agreements with
                                      brokerage firms to carry its customer
                                      account. These brokers have custody of
                                      the Partnership's securities and, from
                                      time to time, cash balances, which may be due from these brokers.

                                      These securities and/or cash positions
                                      serve as collateral for any amounts due to brokers as well as collateral for securities sold, not yet purchased.

                                      The Partnership is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody.


   2.   ALLOCATION OF NET             The net income (loss) for each of the
        INCOME (LOSS)                 three years ended December 31, 2007 is
                                      allocated to each partner in accordance
                                      with the ratio of the capital account of each partner to the total of all capital accounts at the beginning of each fiscal period.


   3.   FEEDER FUND MANAGEMENT        EagleRock Capital Management, LLC
        FEES                          ("Investment Manager") serves as the
                                      Investment Manager of the Partnership.
                                      The Partnership pays a quarterly
                                      management fee on behalf of its three
                                      Feeder Funds. During the three years
                                      ended December 31, 2006, the Partnership paid the 2007, 2006 and 2005 management fee and was reimbursed by the Feeder
                                      Funds in the form of a capital withdrawal which amounted to $708,248, $1,728,389 and $2,898,515, respectively.


   4.   INVESTMENTS IN                The Partnership has entered into certain
        SECURITIES PLEDGED TO         stock borrow agreements. At December 31,
        COUNTERPARTY                  2007 and 2006, the Partnership has
                                      pledged $7,043,107 and $10,498,542,
                                      respectively, of investments in
                                      securities related to stock borrow
                                      transactions. For the years ended
                                      December 31, 2007, 2006 and 2005, stock
                                      borrow fees charged by the broker
                                      amounted to $586,047, $1,314,732 and
                                      $2,588,754, respectively, and are
                                      included in other expenses in the
                                      statements of operations.

                                                       EAGLEROCK MASTER FUND, LP

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

   5.   FINANCIAL INSTRUMENTS         The Partnership invests in marketable
        WITH OFF-BALANCE SHEET        securities and is exposed to market risks
        RISK                          resulting from changes in the fair value
                                      of their investments. Derivative
                                      financial instruments are used by the
                                      Partnership to help manage such market
                                      risk.

                                      Securities sold, not yet purchased by the Partnership, may give rise to off-balance sheet risk. The Partnership may sell a security it does not own in anticipation of a decline in the fair value of that security. When the Partnership sells a security short, it must borrow the security sold short. A gain, limited to the price at which the Partnership sold the security short, or a loss, unlimited in amount, will be recognized upon the termination of a short sale. The Partnership has recorded this obligation in the financial statements at the December 31, 2007 and 2006 market value of these securities. There is an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price reflected in the statement of assets and liabilities. The amounts reflected in investments in securities and securities sold, not yet purchased include $4,818,319 and $41,276,945 of identical securities held both long and short at December 31, 2007 and 2006, respectively.

                                      The Partnership is exposed to
                                      credit-related losses in the event of
                                      nonperformance by counterparties to
                                      financial instruments, but it does not
                                      expect any counterparties to fail to meet their obligations.


   6.   CAPITAL TRANSACTIONS          Capital Withdrawals Payable

                                      At December 31, 2007, $8,774,092 was
                                      payable to the Feeder Funds for capital
                                      withdrawals. As of March 7, 2008, the Fund made payments for such capital withdrawals totaling $8,616,029.

                                      At December 31, 2006, $38,892,082 was
                                      payable to the Feeder Funds for capital
                                      withdrawals. During 2007, the Partnership made payments for such capital withdrawals.

                                                       EAGLEROCK MASTER FUND, LP

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

                                      Subsequent Capital Transactions

                                      From January 1, 2008 to March 7, 2008, the
                                      Fund made payment for capital withdrawals totaling $8,616,029 (see above). There were no other capital contributions or withdrawals in the same period.


   7.   CONTINGENCIES                 Regulatory Inquiries

                                      From time to time, the Partnership and its affiliates receive inquiries from regulatory agencies. The Partnership and its affiliates fully cooperate with such inquiries. It is not possible to predict the outcome of such inquiries.

                                      Guarantees

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

                                      Under this guarantee, the Partnership is theoretically exposed to a potential maximum payout (notional amount) of approximately $2.0 million.


   8.   OTHER INCOME                  For the year ended December 31, 2007, the
                                      Partnership had $1,750,000, included in
                                      other income, net with respect to
                                      brokerage concessions from a broker.


   9.   FINANCIAL HIGHLIGHTS          The financial highlights represent the
                                      Partnership's financial performance for
                                      the three years ended December 31, 2007.

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


Limited partner                              2007          2006          2005
-------------------------------------- ------------- ------------- -------------

Total return                             (27.60)%       27.28%       (23.13)%
-------------------------------------- ------------- ------------- -------------
PERCENTAGES TO AVERAGE NET ASSETS:
   Operating expense ratio                 6.60%         6.60%         7.45%
-------------------------------------- ------------- ------------- -------------
   Net investment income (loss) ratio       .30%         2.48%        (1.96)%
-------------------------------------- ------------- ------------- -------------

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                              Financial Statements

            As of and for the three-month period ended March 31, 2007

                                  (Unaudited)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                  Statement of Financial Condition (Unaudited)

                                 March 31, 2007



                                               Assets

Cash and cash equivalents                                                  $     15,491,008
Receivable from affiliated brokers and dealers                                   34,867,632
Securities owned                                                                125,109,809
Securities borrowed                                                              14,018,530
Other assets                                                                        411,797
                                                                           ----------------
                    Total assets                                           $    189,898,776
                                                                           ================

                                     Liabilities and Members' Equity

Bank loans                                                                 $      7,047,145
Securities sold, not yet purchased                                               29,180,220
Payable to affiliated brokers and dealers                                        21,059,232
Payable to Jefferies & Company, Inc.                                                349,487
Accrued expenses and other liabilities                                              273,495
                                                                           ----------------

                    Total liabilities                                            57,909,579
                                                                           ----------------

Members' equity:                                                                131,989,197
                                                                           ----------------
                    Total liabilities and members' equity                  $    189,898,776
                                                                           ================


See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Statement of Earnings (Unaudited)

                     Three-month period ended March 31, 2007



Revenues:
      Principal transactions, net of direct trading
         expenses (See Note 5)                                     $3,857,253
      Interest:
         Interest income                                            1,043,799
         Interest expense                                            (197,145)
                                                                   ----------
            Net interest                                              846,654
                                                                   ----------
                     Net revenues                                   4,703,907
                                                                   ----------

Expenses:
      General and administrative                                      212,346
      Management fee                                                  362,632
                                                                   ----------
                     Total expenses                                   574,978
                                                                   ----------
                     Net income                                    $4,128,929
                                                                   ==========



See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

               Statement of Changes in Members' Equity (Unaudited)

                     Three-month period ended March 31, 2007




                                                                                                             Total
                                                                                         Class B            members'
                                                                   Members               Member             equity
                                                              -------------           ------------      -------------

Balance, December 31, 2006                                   $  167,209,374           $     1,000       $ 167,210,374

      Allocation of carried interest                             (5,824,273)            5,824,273             --

      Distributions                                             (33,525,833)           (5,824,273)        (39,350,106)

      Net earnings                                                4,128,929                 --              4,128,929
                                                              -------------           -----------       -------------

Balance, March 31, 2007                                      $  131,988,197           $     1,000       $ 131,989,197
                                                             ==============           ===========       =============





See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                       Statement of Cash Flows (Unaudited)

                     Three-month period ended March 31, 2007




Cash flows from operating activities:
      Net income                                                                                             $   4,128,929
      Adjustments to reconcile net earnings to net cash used in operating activities:
         Amortization of financing costs                                                                             8,970
         Changes in operating assets and liabilities:
            Increase in receivable from affiliated brokers and dealers                                          (7,187,572)
            Increase in securities owned                                                                        (5,702,209)
            Decrease in securities borrowed                                                                      6,263,550
            Decrease in other assets                                                                               334,875
            Decrease in securities sold, not yet purchased                                                      (2,777,008)
            Increase in payable to affiliated brokers and dealers                                                3,538,967
            Increase in payable to Jefferies & Company, Inc.                                                        96,955
            Decrease in accrued expenses and other liabilities                                                    (163,693)
                                                                                                             -------------
                  Net cash used in operating activities                                                         (1,458,236)
                                                                                                             -------------

Cash flows from financing activities:
      Proceeds from bank loans                                                                                   7,047,145
      Distributions                                                                                            (39,350,106)
                                                                                                             -------------
                  Net cash used in financing activities                                                        (32,302,961)
                                                                                                             -------------

                  Net decrease in cash and cash equivalents                                                    (33,761,197)

Cash and cash equivalents at beginning of period                                                                49,252,205
                                                                                                             -------------

Cash and cash equivalents at end of period                                                                   $  15,491,008
                                                                                                             =============

Supplemental disclosures of cash flow information - Cash paid
      during the period for interest                                                                         $     353,285


See accompanying notes to financial statements.





                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                    Notes to Financial Statements (Unaudited)

                                 March 31, 2007



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

       The Fund was due to terminate on January 18, 2007. The term of the Fund was extended, as permitted, until January 17, 2008. See subsequent event disclosure in Footnote 8.

       The Fund claims an exemption from Rule 15c3-3 as of March 31, 2007, based on Section (k)(2)(ii). Securities transactions are cleared through an affiliated broker dealer on a fully disclosed basis. The Fund does not execute any securities transactions with or on behalf of any customers.

       The Fund prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

       (a)    Cash and Cash Equivalents

              Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and have original maturities of 90 days or less. At March 31, 2007, such cash equivalents amounted to $15,391,387.

       (b)    Fair Value of Financial Instruments

              Substantially all of the Fund's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed, and certain receivables, are carried at fair value or contracted amounts which approximate fair value due to the short period to maturity. Similarly, liabilities, including certain payables, are carried at amounts approximating fair value. Securities and other inventory positions owned and securities and other inventory positions sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at fair value, with unrealized gains and losses reflected in Principal transactions in the Statement of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Securities and other inventory positions owned and securities and other inventory positions sold, but not yet purchased are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                    Notes to Financial Statements (Unaudited)

                                 March 31, 2007



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

       (f)    Allocation of Income and Expense

              Income and expense are allocated 100% to the members based on the pro rata share of their capital contributed to the Fund until the total allocation equals the aggregate members' preferred return of 8% of contributed capital. All remaining income and expense are allocated 80% to the members and 20% to the Class B Member. This allocation to the Class B Member occurs immediately prior to distribution of net income.

       (g)    Use of Estimates

              The preparation of financial statements in conformity with U.S. GAAP requires the Manager to make a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements. Actual results could differ from those estimates.

       (h)    New Accounting Pronouncements

              FASB No. 157. In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB No. 157, Fair Value Measurements ("FASB 157"). FASB 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. FASB 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, FASB 157 prohibits the recognition of "block discounts" for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FASB 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FASB 157 to block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Fund determined that there will be no material adjustments upon adoption of FASB 157.

                                       6
                                                                     (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                    Notes to Financial Statements (Unaudited)

                                 March 31, 2007




(2)    Receivable from, and Payable to, Affiliated Brokers and Dealers

       The following is a summary of the major categories of receivable from, and payable to, affiliated brokers and dealers as of March 31, 2007:





                  Receivable from affiliated brokers and dealers:
                      Securities failed to deliver                           $   32,254,138
                      Other                                                       2,613,494
                                                                             --------------
                                                                             $   34,867,632
                                                                             ==============

                  Payable to affiliated brokers and dealers:
                      Securities failed to receive                           $   19,814,200
                      Other                                                       1,245,032
                                                                             --------------
                                                                             $   21,059,232
                                                                             ==============

(3)    Securities Owned and Securities Sold, Not Yet Purchased

       The following is a summary of the fair value of major categories of Securities owned and Securities sold, not yet purchased, as of March 31, 2007:


                                                                                                     Securities
                                                                                Securities         sold, not yet
                                                                                  owned              purchased
                                                                             --------------        -------------

                  Corporate debt securities                                  $   73,142,391        $  29,180,220
                  Corporate equity securities                                    51,967,418              --
                                                                             --------------        -------------
                                                                             $  125,109,809        $  29,180,220
                                                                             ==============        =============

(4)    Revolving Credit Facility

       In June 2006, the Fund renewed a revolving credit facility agreement with an unaffiliated third party to be used in connection with the Fund's investing activities. At March 31, 2007, $85,200,000 was available under the terms of the revolving credit facility agreement. The revolving credit facility expires in June 2007, but provides for annual extensions. Advances under this facility bear interest at the lender's commercial paper rate plus 115 basis points. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. The Fund incurs a program fee on amounts borrowed under the revolving credit facility. The Fund incurs a minimum program fee if program fees do not reach a certain threshold. For the three months ended March 31, 2007, the Fund was charged a liquidity fee of $79,875, a program fee of $56,688 and an administrative fee of $98, which are included in Interest expense in the Statement of Earnings. During the three months ended March 31, 2007, the Fund borrowed $7,047,145 under the revolving credit facility. For the three months ended March 31, 2007 the Fund was charged interest of $25,972 on balances borrowed under the revolving credit facility. At March 31, 2007, there was $7,047,145 outstanding under the revolving credit facility.


                                       7
                                                                     (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                    Notes to Financial Statements (Unaudited)

                                 March 31, 2007


       The Fund incurred costs in securing the revolving credit facility. These costs were capitalized and amortized over seven years. At March 31, 2007, the costs were fully amortized. For the three months ended March 31, 2007, amortization expense of $8,970 is included in Interest expense in the Statement of Earnings.

(5)    Related Party Transactions

       Included in members' equity is an investment in the Fund by Jefferies of $27,859,268. Additionally, Jefferies, as the Class B Member, contributed $1,000 of capital for the right to receive a distribution of 20% of the Fund's distributions in excess of an 8% preferred return paid to the members. During the three months ended March 31, 2007, the Fund distributed, in cash, undistributed net income of $39,350,106 to the members, of which $5,824,273 was distributed to the Class B Member in accordance with its carried interest.

       Receivable from and payable to affiliated brokers and dealers are for amounts due from and due to Jefferies related to trade execution and settlement. See Footnote 2.

       Included in interest income for the three-month period ended March 31, 2007, is $170,414 of income received from Jefferies Execution Services, Inc. related to stock borrow transactions. During the three-month period ended March 31, 2007, Jefferies Execution Services, Inc. was the sole counterparty to all of the Fund's stock borrow transactions.

       As of March 31, 2007, payable to Jefferies & Company, Inc. of $349,487 is for amounts due for direct trading expenses, general and administrative expenses, and management fees. Direct trading expenses for the three-month period ended March 31, 2007, of $572,958 is netted against principal transactions revenue. The Fund reimburses Jefferies for general and administrative expenses based on the Fund's pro rata portion of actual charges incurred. Reimbursed expenses for the three-month period ended March 31, 2007, of $136,522 are included in General and administrative expenses.

       For the three-month period ended March 31, 2007, the Fund was charged interest of $25,542 by Jefferies related to securities failed to receive.

       Jefferies, in its capacity as Manager, receives a management fee equal to 1% per annum of the sum of 100% of the average balance of securities owned and 98% of the average balance of securities sold, not yet purchased. As of March 31, 2007, accrued management fees of $128,353 were included in Payable to Jefferies & Company, Inc.


                                       8
                                                                     (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                    Notes to Financial Statements (Unaudited)

                                 March 31, 2007


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

       At March 31, 2007, the Fund had net capital of $66,344,555, which was $66,094,555 in excess of required net capital.

(8)    Subsequent Events (unaudited)

       On April 2, 2007 the Fund was reorganized and became Jefferies High Yield Trading, LLC ("JHYT"). JHYT is a registered broker-dealer and a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC. JHYT was formed to consolidate the secondary market trading activities previously performed by the High Yield division of Jefferies, the Fund, Jefferies Partners Opportunity Fund, LLC and Jefferies Employees Opportunity Fund, LLC (affiliates of the Fund). The activities of JHYT are overseen by the same management previously responsible for the trading activities of the Fund. The term of the new arrangement is for six years, with an option to extend.

       Subsequent to March 31, 2007, total cash distributions of undistributed net income of $4,128,929 were made to the members, of which $314,347 was distributed to the Class B Member in accordance with its carried interest.

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

FINANCIAL STATEMENTS
Pershing Square IV, L.P.

Period from June 1, 2007 (commencement of operations) to December 31, 2007 with Report of Independent Registered Public Accounting Firm

                            Pershing Square IV, L.P.

                              Financial Statements


   Period from June 1, 2007 (commencement of operations) to December 31, 2007


                                    CONTENTS


Audited Financial Statement Schedules Index

Report of Independent Registered Public Accounting Firm ................. 1
Statement of Assets, Liabilities and Partners' Capital .................. 2
Statement of Operations.................................................. 3
Statement of Changes in Partners' Capital ............................... 4
Statement of Cash Flows ................................................. 5
Notes to Financial Statements ........................................... 6

Financial Statements of Pershing Square IV A, L.P.

           Report of Independent Registered Public Accounting Firm


The General Partner
Pershing Square IV, L.P.

We have audited the accompanying statement of asset, liabilities and partners' capital of Pershing Square IV, L.P. (the "Partnership") as of December 31, 2007, and the related statements of operations, changes in partners' capital and cash flows for the period from June 1, 2007 (commencement of operations) to December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pershing Square IV, L.P. at December 31, 2007, and the results of its operations, the changes in its partners' capital and its cash flows for the period from June 1, 2007 (commencement of operations) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

                                                              /s/ ERNST & YOUNG

March 19, 2008

                            Pershing Square IV, L.P.

            Statement of Assets, Liabilities and Partners' Capital
                        (Stated in United States Dollars)

                                December 31, 2007


ASSETS
Investment in Pershing Square IV A, L.P.                          $1,127,674,674
                                                                  --------------
Total assets                                                      $1,127,674,674
                                                                  ==============

LIABILITIES AND PARTNERS' CAPITAL
Accrued expenses                                                  $       44,961
Withholding tax payable                                                   19,870
                                                                  --------------
Total liabilities                                                         64,831

Partners' capital                                                  1,127,609,843
                                                                  --------------
Total liabilities and partners' capital                           $1,127,674,674
                                                                  ==============



The accompanying notes and attached consolidated financial statements of Pershing Square IV A, L.P. are an integral part of the financial statements.

                            Pershing Square IV, L.P.

                             Statement of Operations
                        (Stated in United States Dollars)

  Period from June 1, 2007 (commencement of operations) to December 31, 2007


NET REALIZED AND UNREALIZED LOSSES ALLOCATED
  FROM INVESTMENT IN PERSHING SQUARE IV A, L.P.
Net realized loss from investments in             $ (40,790,512)
  securities
Net change in unrealized loss from
  investments in securities                        (722,016,297)
Net realized loss on derivative contracts           (93,937,016)
Net change in unrealized loss on derivative            (517,824)
  contracts                                                --
Net loss allocated from investment in
  Pershing Square IV A, L.P.                                      $(857,261,649)


NET INVESTMENT INCOME ALLOCATED FROM
  INVESTMENT IN
  PERSHING SQUARE IV A, L.P.
INVESTMENT INCOME
Interest                                             18,557,238
Dividends                                               383,405
Total expenses                                       (4,104,320)
                                                  -------------
Net investment income allocated from
  investment in Pershing Square IV A, L.P.           14,836,323

PARTNERSHIP EXPENSES
Professional fees                                       (44,961)
Withholding tax                                         (19,870)
                                                  -------------
Total expenses                                          (64,831)
                                                  -------------
                                                  -------------

Net investment income                                                14,771,492
                                                                  -------------
Net loss                                          $(842,490,157)
                                                  =============



The accompanying notes and attached consolidated financial statements of Pershing Square IV A, L.P. are an integral part of the financial statements.

                            Pershing Square IV, L.P.

                    Statement of Changes in Partners' Capital
                        (Stated in United States Dollars)

   Period from June 1, 2007 (commencement of operations) to December 31, 2007


Limited partners capital contributions                          $ 1,970,100,000
Net loss                                                           (842,490,157)
                                                                ---------------
Partners' capital at end of period                              $ 1,127,609,843
                                                                ===============



The accompanying notes and attached consolidated financial statements of Pershing Square IV A, L.P. are an integral part of the financial statements.

                            Pershing Square IV, L.P.

                             Statement of Cash Flows
                        (Stated in United States Dollars)

   Period from June 1, 2007 (commencement of operations) to December 31, 2007


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (842,490,157)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Increase in investment in Pershing Square IV A, L.P.          (1,127,674,674)
   Increase in accrued expenses                                          44,961
   Increase in withholding tax payable                                   19,870
                                                                ---------------
Net cash used in operating activities                            (1,970,100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                             1,970,100,000
                                                                ---------------

Net change in cash and cash equivalents                                    --
Cash and cash equivalents at beginning of period                           --
                                                                ---------------
Cash and cash equivalents at end of period                      $          --
                                                                ===============



The accompanying notes and attached consolidated financial statements of Pershing Square IV A, L.P. are an integral part of the financial statements.

                            Pershing Square IV, L.P.

                          Notes to Financial Statements

                                December 31, 2007

1.    ORGANIZATION

Pershing Square IV, L.P. (the "Partnership") is organized as a limited partnership under the laws of the state of Delaware on May 22, 2007 and commenced operations on June 1, 2007. The objective of the Partnership is to invest all of its assets in Pershing Square IV A, L.P. (the "Subsidiary Partnership"). The Subsidiary Partnership is an exempted limited partnership formed under the limited liability partnership laws of the Cayman Islands on May 31, 2007 and commenced operations on June 1, 2007. The investment objective of the Partnership and the Subsidiary Partnership (collectively, the "PSIV Partnerships") is to create significant capital appreciation by investing in stock, total return swaps and call options of Target Corporation.

The Partnership is a "master" fund in a "master-feeder" structure whereby Pershing Square International IV, Ltd. (the "Fund") invests all of its assets in the Partnership. The Partnership is also a "feeder" fund in a "master-feeder" structure as the Partnership invests all of its assets in the Subsidiary Partnership.

Pershing Square Holdings GP, LLC, a limited liability company organized under the laws of the state of Delaware and registered as a foreign company under the laws of the Cayman Islands, will serve as the "General Partner" to the PSIV Partnerships. The General Partner is responsible for making all investment decisions on behalf of the PSIV Partnerships and is solely responsible for the development and implementation of the PSIV Partnerships' investment policy and strategy. William A. Ackman is the managing member of the General Partner and is primarily responsible for managing the PSIV Partnerships.

The General Partner delegates administrative functions relating to the management of the PSIV Partnerships to Pershing Square Capital Management, L.P. ("PSCM"), a limited partnership organized under the laws of the state of Delaware. William A. Ackman is the managing member of the general partner of PSCM.

Pursuant to an Administration Agreement entered into in May 2007, Goldman Sachs (Cayman) Trust, Limited (the "Administrator") has been appointed administrator to the PSIV Partnerships. The Administrator is compensated for its services in accordance with the fees stated in this Administration Agreement.

                            Pershing Square IV, L.P.

2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in United States dollars. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

CASH AND CASH EQUIVALENTS
The Partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

VALUATION OF INVESTMENT IN THE SUBSIDIARY PARTNERSHIP
The Partnership's investment in the Subsidiary Partnership is valued at fair value, which represents the Partnership's proportionate interest in the partners' capital of the Subsidiary Partnership at December 31, 2007, determined from audited financial statements prepared in accordance with accounting principles generally accepted in the United States. The performance of the Partnership is directly affected by the performance of the Subsidiary Partnership. Attached are the audited financial statements of the Subsidiary Partnership, including the consolidated condensed schedule of investments and significant accounting and reporting policies, which are an integral part of these financial statements. Valuation of the investment held by the Partnership is discussed in the notes of the Subsidiary Partnership's financial statements. As of December 31, 2007, the Partnership has approximately 99.95% ownership interest in the Subsidiary Partnership.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Partnership's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," approximates the carrying amounts presented in the statement of assets, liabilities and partners' capital.

INVESTMENT TRANSACTIONS AND RELATED INVESTMENT INCOME
The Partnership records its investment transactions and the related revenue and expenses on a trade-date basis. All unrealized gains and losses from the Partnership's investment in the Subsidiary Partnership are reflected in the statement of operations.

                            Pershing Square IV, L.P.

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TAXATION
No Federal, state or local income taxes have been provided on income or loss of the Partnership since the partners are individually liable for the taxes on their share of the Partnership's income or loss. The only taxes payable by the Partnership on its income are withholding taxes applicable to certain investment income. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

NEW ACCOUNTING PRONOUNCEMENTS
On July 13, 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN
48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was deferred to fiscal years beginning after December 15, 2007 and is to be applied to all open tax years as of the effective date. At this time, the Partnership is evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Partnership does not believe that adoption of FAS 157 will impact the amounts reported in the financial statements. However, once adopted, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of these fair value measurements on earnings reported in the statement of operations.

                            Pershing Square IV, L.P.

3.    GUARANTEES

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership's maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

4.    RELATED PARTY TRANSACTIONS

The Partnership is not charged a management fee nor performance allocation at the Partnership level. Management fees and performance allocation are charged indirectly through the Partnership's investment in the Subsidiary Partnership.

During the period from June 1, 2007 (commencement of operations) to December 31, 2007, Pershing Square, L.P. ("PSLP"), an affiliated investment fund managed by PSCM, had an investment in the Partnership. PSLP was not charged a management fee nor performance allocation by PSCM in relation to its investment in the Partnership and indirectly through its investment in the Subsidiary Partnership. At December 31, 2007, PSLP owned 2.20% of the total partners' capital of the Partnership.

5.    ALLOCATION OF NET INCOME/(LOSS)

In accordance with the Partnership Agreement (the "Agreement"), net income or loss is allocated as of the last business day of each Fiscal period, as defined, to all partners in proportion to each partner's capital account at the time of such allocation.

6.    PARTNER'S CAPITAL

In accordance with the Agreement, a Limited Partner commits capital until December 31, 2009 (the "Lock-Up Date"). The General Partner, in its sole discretion, may advance or extend the Lock-Up Date for up to one year beyond December 31, 2009 if the General Partner believes it is in the best interest of the Partnership to do so and has also extended the Lock-Up Date for up to one year beyond December 31, 2009 of the Subsidiary Partnership and the Fund.

                            Pershing Square IV, L.P.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners' capital and total return information for the financial highlights for the period from June 1, 2007 (commencement of operations) to December 31, 2007:

Ratios to average limited partners' capital:
  Expenses                                                0.24%
                                                    ===============

  Net investment income                                   0.83%
                                                    ===============

Total return                                            (42.77)%
                                                    ===============

The above ratios and total return are calculated for all limited partners taken as a whole and have not been annualized. Individual partner's ratios or returns may vary from the above based on different management fee and performance allocation arrangements.

CONSOLIDATED FINANCIAL STATEMENTS
Pershing Square IV A, L.P.

Period from June 1, 2007 (commencement of operations) to December 31, 2007 with Report of Independent Registered Public Accounting Firm

                           Pershing Square IV A, L.P.

                        Consolidated Financial Statements


   Period from June 1, 2007 (commencement of operations) to December 31, 2007


                                   CONTENTS


Audited Consolidated Financial Statement Schedules Index

Report of Independent Registered Public Accounting Firm ................. 1
Consolidated Statement of Assets, Liabilities and Partners' Capital ..... 2
Consolidated Condensed Schedule of Investments .......................... 3
Consolidated Statement of Operations..................................... 4
Consolidated Statement of Changes in Partners' Capital .................. 5
Consolidated Statement of Cash Flows .................................... 6
Notes to Consolidated Financial Statements .............................. 7

           Report of Independent Registered Public Accounting Firm


The General Partner
Pershing Square IV A, L.P.

We have audited the accompanying consolidated statement of assets, liabilities and partners' capital of Pershing Square IV A, L.P. (the "Subsidiary Partnership"), including the consolidated condensed schedule of investments, as of December 31, 2007, and the related consolidated statements of operations, changes in partners' capital and cash flows for the period from June 1, 2007 (commencement of operations) to December 31, 2007. These financial statements are the responsibility of the Subsidiary Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Subsidiary Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Subsidiary Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pershing Square IV A, L.P. at December 31, 2007, and the results of its operations, the changes in its partners' capital and its cash flows for the period from June 1, 2007 (commencement of operations) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ ERNST & YOUNG

March 19, 2008

                           Pershing Square IV A, L.P.

       Statement of Consolidated Assets, Liabilities and Partners' Capital
                        (Stated in United States Dollars)

                                December 31, 2007


ASSETS
Cash and cash equivalents                                         $   68,705,098
Due from brokers                                                     109,158,091
Investments in securities, at fair value (cost                     1,059,342,171
  $1,781,725,333)
Interest receivable                                                      630,477
                                                                  --------------
Total assets                                                      $1,237,835,837
                                                                  ==============

LIABILITIES AND PARTNERS' CAPITAL
Collateral received                                               $  108,826,141
Net unrealized loss on swap contracts                                    518,087
Accrued expenses and other liabilities                                   243,680
                                                                  --------------
Total liabilities                                                    109,587,908

Partners' capital                                                  1,128,247,929
                                                                  --------------
Total liabilities and partners' capital                           $1,237,835,837
                                                                  ==============



The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

                 Consolidated Condensed Schedule of Investments
                        (Stated in United States Dollars)

                                December 31, 2007


                                                                      PERCENTAGE
                                                                           OF
 SHARES /                                                              PARTNERS'
CONTRACTS      DESCRIPTION/NAME                          FAIR VALUE     CAPITAL
--------------------------------------------------------------------------------
              INVESTMENTS IN SECURITIES

              EQUITY SECURITIES
              United States:
                     Retail
 5,884,200                Target Corp.                 $ 294,210,000    26.08%
                                                       ------------------------
              Total Equity Securities  (cost             294,210,000    26.08
              $347,082,231)

              EQUITY OPTION CONTRACTS
              United States:
                     Retail
                          Target Corp., Calls, Strike
                          Prices $41.62 - $53.12,
75,717,131                10/02/08 - 01/15/10            765,132,171    67.82
                                                       ------------------------
              TOTAL EQUITY OPTION CONTRACTS (cost
              $1,434,643,102)                            765,132,171    67.82
                                                       ------------------------
              TOTAL INVESTMENTS IN SECURITIES (cost    $1,059,342,171   93.90%
              $1,781,725,333)                          ========================

              DERIVATIVE CONTRACTS
              TOTAL RETURN SWAPS
              United States:
                     Banking                           $    (518,087)   (0.05)%
                                                       ------------------------
              TOTAL DERIVATIVE CONTRACTS               $    (518,087)   (0.05)%
                                                       ========================



The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

                      Consolidated Statement of Operations
                        (Stated in United States Dollars)

   Period from June 1, 2007 (commencement of operations) to December 31, 2007


NET REALIZED AND UNREALIZED LOSS FROM
  INVESTMENTS
Net realized loss from investments in           $ (40,811,094)
  securities
Net change in unrealized loss from
  investments in securities                      (722,383,162)
Net realized loss on derivative contracts         (93,984,727)
Net change in unrealized loss on derivative          (518,087)
  contracts
                                                -------------
Net loss from investments                                         $(857,697,070)

INVESTMENT INCOME
Interest                                           18,566,663
Dividends                                             383,600
                                                -------------
Total investment income                            18,950,263

PARTNERSHIP EXPENSES
Management fee                                      2,651,777
Professional fees                                   1,173,267
Other                                                 280,051
Interest                                                  169
                                                -------------
Total expenses                                      4,105,264
                                                -------------
Net investment income                                                14,844,999
                                                                  -------------

Net loss                                                          $(842,852,071)
                                                                  =============



The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

             Consolidated Statement of Changes in Partners' Capital
                        (Stated in United States Dollars)

   Period from June 1, 2007 (commencement of operations) to December 31, 2007


                                                    LIMITED         GENERAL
                                  TOTAL            PARTNERS         PARTNER
                               ----------------------------------------------

Capital contributions          $1,971,100,000    $1,970,100,000    $1,000,000
Net Loss                         (842,852,071)     (842,425,326)     (426,745)
                               ----------------------------------------------
Partners' capital at end of    $1,128,247,929    $1,127,674,674    $  573,255
period                         ==============================================



The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

                      Consolidated Statement of Cash Flows
                        (Stated in United States Dollars)

   Period from June 1, 2007 (commencement of operations) to December 31, 2007


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (842,852,071)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Net realized loss from investments in securities                  40,811,094
   Net change in unrealized loss from investments in                722,383,162
     securities
   Net change in unrealized loss on swap contracts                      518,087
   Purchases of investments                                      (2,834,455,274)
   Proceeds from investments sold                                 1,011,918,847
   Increase in due from brokers                                    (109,158,091)
   Increase in interest receivable                                     (630,477)
   Increase in collateral received                                  108,826,141
   Increase in accrued expenses and other liabilities                   243,680
                                                                ---------------
Net cash used in operating activities                            (1,902,394,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                             1,971,100,000
                                                                ---------------

Net change in cash and cash equivalents                              68,705,098
Cash and cash equivalents at beginning of period                           --
                                                                ---------------
Cash and cash equivalents at end of period                      $    68,705,098
                                                                ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                        $           169
                                                                ===============



The accompanying notes are an integral part of the consolidated financial statements.

10

                          Pershing Square IV A, L.P.

                  Notes to Consolidated Financial Statements

                              December 31, 2007

1.    ORGANIZATION

Pershing Square IV A, L.P. (the "Subsidiary Partnership") is an exempted limited partnership formed under the limited liability partnership laws of the Cayman Islands on May 31, 2007 and commenced operations on June 1, 2007. The investment objective the Subsidiary Partnership is to create significant capital appreciation by investing in stock, total return swaps and call options of Target Corporation.

The Subsidiary Partnership acts as the master fund in a "master-feeder" structure whereby Pershing Square IV, L.P. invests all of its capital in the Subsidiary Partnership. Pershing Square IV, L.P. (the "Partnership") is organized as a limited partnership under the laws of the state of Delaware on May 22, 2007 and commenced operations on June 1, 2007. The Partnership is also a "master" fund in a "master-feeder" structure whereby Pershing Square International IV, Ltd. invests all of its assets in the Partnership. Pershing Square International IV, Ltd. (the "Fund") is an exempted company formed under the limited liability laws of the Cayman Islands on May 15, 2007 and is registered under the Cayman Islands Mutual Funds Law.

Pershing Square IV B, L.P. (the "PSIV B") is a wholly owned subsidiary of the Subsidiary Partnership and was incorporated on July 17, 2007 under the laws of the state of Delaware. At December 31, 2007, PSIV B did not hold any assets on behalf of the Subsidiary Partnership.

Pershing Square Holdings GP, LLC, a limited liability company organized under the laws of the state of Delaware and registered as a foreign company under the laws of the Cayman Islands, will serve as the "General Partner" to the Subsidiary Partnership and the Partnership (collectively, the "PSIV Partnerships"). The General Partner is responsible for making all investment decisions on behalf of the PSIV Partnerships and is solely responsible for the development and implementation of the PSIV Partnerships' investment policy and strategy. William A. Ackman is the managing member of the General Partner and is primarily responsible for managing the PSIV Partnerships.

The General Partner delegates administrative functions relating to the management of the PSIV Partnerships to Pershing Square Capital Management, L.P. ("PSCM"), a limited partnership organized under the laws of the state of Delaware. William A. Ackman is the managing member of the general partner of PSCM.

Pursuant to an Administration Agreement entered into in May 2007, Goldman Sachs (Cayman) Trust, Limited (the "Administrator") has been appointed administrator to the PSIV Partnerships. The Administrator is compensated for its services in accordance with the fees stated in this Administration Agreement.

                           Pershing Square IV A, L.P.

2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Subsidiary Partnership's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in United States dollars. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

BASIS OF CONSOLIDATION
The consolidated financial statements include the results of the Subsidiary Partnership and its subsidiary, PSIV B. Intercompany transactions have been eliminated on consolidation.

INVESTMENT TRANSACTIONS AND RELATED INVESTMENT INCOME
The Subsidiary Partnership records its securities transactions and the related revenue and expenses on a trade date basis. Dividends are recorded on the ex-dividend date, net of any applicable foreign withholding taxes. Interest is recorded on the accrual basis.

VALUATION OF INVESTMENTS
In general, the Subsidiary Partnership values investments at their last sales price on the date of determination. If no sales occurred on such date, such investments are valued at the mean of the last "bid" and "ask" price on the last business day such investments were traded. Investments for which no such market prices are available are valued at fair value by the General Partner based upon counterparty and independent third party prices. At December 31, 2007, such investments consisted of over-the-counter ("OTC") options with a value of $765,132,171, and total return swap contracts with a value of ($518,087). All unrealized gains and losses are reflected on the consolidated statement of operations.

CASH AND CASH EQUIVALENTS
The Subsidiary Partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents. As of December 31, 2007, all cash and cash equivalents are held with an affiliate of the Administrator.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Subsidiary Partnership's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," approximates the carrying amounts presented in the consolidated statement of assets, liabilities and partners' capital.

                           Pershing Square IV A, L.P.

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES
The Subsidiary Partnership is not subject to any income or capital gains taxes in the Cayman Islands since the partners are individually liable for the taxes on their share of the Subsidiary Partnership's income or loss. The only taxes payable by the Subsidiary Partnership on its income are withholding taxes applicable to dividend income. As a result, no income tax liability or expense has been recorded in the accompanying consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS
On July 13, 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN
48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Subsidiary Partnership's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was deferred to fiscal years beginning after December 15, 2007 and is to be applied to all open tax years as of the effective date. At this time, the Subsidiary Partnership is evaluating the implications of FIN 48 and its impact on the consolidated financial statements has not yet been determined.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Subsidiary Partnership does not believe that adoption of FAS 157 will impact the amounts reported in the consolidated financial statements. However, once adopted, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of these fair value measurements on earnings reported in the consolidated statement of operations.

                           Pershing Square IV A, L.P.

             Notes to Consolidated Financial Statements (continued)



3.    DUE FROM BROKERS

Due from brokers include cash balances held at the Subsidiary Partnership's clearing broker and cash collateral received.

4. DERIVATIVE CONTRACTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Subsidiary Partnership enters into derivative contracts for investment purposes. Typically, derivative contracts serve as components of the Subsidiary Partnership's investment strategies and are utilized primarily to structure the portfolio to economically match the investment objectives of the Subsidiary Partnership. These instruments are subject to various risks similar to non-derivative instruments, including market, credit, liquidity, and operational risks. The Subsidiary Partnership manages these risks on an aggregate basis along with the risks associated with its investing activities as part of its overall risk management policies.

The Subsidiary Partnership's derivative trading activities are primarily the purchase and sale of OTC options, credit default swaps and total return swaps. All derivatives are reported at fair value (as described in Note 2) in the consolidated statement of assets, liabilities and partners' capital and changes in fair value are reflected in the consolidated statement of operations.

Total return swaps represent agreements between two parties to make payments based upon the performance of certain underlying assets. The Subsidiary Partnership is obligated to pay, or entitled to receive as the case may be, the net difference in the value determined at the onset of the swap versus the value determined at the termination or reset date of the swap. Therefore, the amounts required for the future satisfaction of the swaps may be greater or less than the amounts recorded on the consolidated statement of assets, liabilities and partners' capital. The ultimate gain or loss depends upon the prices at which the underlying financial instruments of the swaps are valued on the settlement date. At December 31, 2007, the Subsidiary Partnership holds total return swaps with affiliated entities (see Note 5).

The Subsidiary Partnership clears all of its securities transactions through major U.S.-registered broker dealers pursuant to customer agreements. At December 31, 2007, substantially all investments, derivative contracts and amounts due from broker are positions with and amounts due from these brokers. The Subsidiary Partnership had substantially all its counterparty concentration with these brokers.

                           Pershing Square IV A, L.P.

4. DERIVATIVE CONTRACTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATIONS OF CREDIT RISK (CONTINUED)

Collateral received consists of cash received from one broker to collateralize the Subsidiary Partnership's OTC call options purchased from that broker. At December 31, 2007, collateral received by the Subsidiary Partnership represents 103.58% of the fair value of OTC call options purchased from that broker. The Subsidiary Partnership is restricted in its use of the collateral and may use up to 50% of the value of the collateral received. No collateral has been sold or repledged as of December 31, 2007.

5.    RELATED PARTY TRANSACTIONS

In accordance with the Partnership Agreement (the "Agreement"), PSCM provides management and administrative services to the Subsidiary Partnership. As compensation for such services, PSCM receives a quarterly management fee in advance equal to 0.0625% (0.25% on an annual basis) of the balance in the limited partners' capital account as of the last business day of the previous calendar quarter, taking into account contributions made on the first day of such calendar quarter. The management fee for the period from June 1, 2007 (commencement of operations) to December 31, 2007 was $2,651,777. The General Partner may, in its sole discretion, elect to waive the management fee with respect to any limited partner.

As of December 31, 2007, the Subsidiary Partnership had unrealized loss on swap contracts with affiliated entities managed by PSCM of $518,087. This amount relates to total return swap contracts with the affiliated entities whereby the Subsidiary Partnership has economic exposure to various credit default swaps held by the affiliated entities. The credit default swap contracts were purchased for the purpose of hedging the Subsidiary Partnership's credit exposure to certain option contract counterparties. The Subsidiary Partnership has the same terms and economic attributes as if it were the direct buyer of these credit default swap contracts and therefore all income and loss associated with these swap contracts are reflected in the Subsidiary Partnership's consolidated statement of operations.

During the period from June 1, 2007 (commencement of operations) to December 31, 2007, Pershing Square, L.P. ("PSLP") and Pershing Square International Ltd. ("PSINTL"), affiliated investment funds managed by PSCM, had an investment in the Partnership and the Fund, respectively. PSLP and PSINTL were not charged a management fee nor a performance allocation.

                           Pershing Square IV A, L.P.

6.    GUARANTEES

The Subsidiary Partnership enters into contracts that contain a variety of indemnifications. The Subsidiary Partnership's maximum exposure under these arrangements is unknown. However, the Subsidiary Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.    ALLOCATION OF NET INCOME/(LOSS)

In accordance with the Agreement, net income or loss is allocated as of the last business day of each Fiscal Period, as defined, to all partners in proportion to each partner's capital account at the time of such allocation.

At the end of each fiscal year or upon a limited partners' full redemption, for each limited partner's capital account which has been allocated net income, there shall be allocated to the capital accounts of the General Partner, 20% of the excess of the net income allocated to such limited partner's capital account above the loss carryforward, if any, and the management fee with respect to the limited partner's capital account. The General Partner in its sole discretion has reduced the performance allocation to 10% for those limited partners that made initial contributions of at least $100 million. For the period from June 1, 2007 (commencement of operations) to December 31, 2007, there was no performance allocation.

The General Partner may, in its sole discretion, elect to waive or reduce the performance allocation with respect to any limited partner.

8.    PARTNERS' CAPITAL

In accordance with the Agreement, a limited partner commits capital until December 31, 2009 (the "Lock-Up Date"). The General Partner, in its sole discretion, may advance or extend the Lock-Up Date for up to one year beyond December 31, 2009 if the General Partner believes it is in the best interest of the Subsidiary Partnership to do so.

                           Pershing Square IV A, L.P.

9.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners' capital and total return information for the financial highlights for the period from June 1, 2007 (commencement of operations) to December 31, 2007.

Ratios to average limited partners' capital:
  Expenses                                        0.24%
                                              ============

  Net investment income                           0.83%
                                              ============

Total return                                    (42.77)%
                                              ============

The above ratios and total return are calculated for all limited partners taken as a whole and have not been annualized. Individual partner's ratios or returns may vary from the above based on different management fee and performance allocation arrangements.

      CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

      Premier Entertainment Biloxi LLC (A Development-Stage Company) Debtor-In-Possession
      Year Ended December 31, 2006, and Period From Inception on March 27, 2003 Through December 31, 2006

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          -----------------------------
                              Debtor-In-Possession
                              --------------------


            Consolidated Statement of Financial Position - Unaudited


                                December 31, 2006




Assets
Current assets:
    Cash                                                                                          $       858,072
    Accounts receivable, net of doubtful accounts of $34,775                                              551,708
    Prepaid insurance                                                                                   2,504,357
    Prepaid expenses - other                                                                              887,598
    Other current assets                                                                                    9,100
                                                                                                  ---------------
Total current assets                                                                                    4,810,835

Property and equipment, net                                                                           134,094,320

Other noncurrent assets:
    Restricted cash                                                                                   134,242,459
    Other assets, net                                                                                     862,638
                                                                                                  ---------------
Total assets                                                                                      $   274,010,252
                                                                                                  ===============


                                December 31, 2006




Liabilities and member's equity
Liabilities not subject to compromise:
    Current liabilities:
     Accounts payable                                                                             $       366,039
     Accounts payable - construction in progress (includes related party amounts of $7,192,872)         7,341,775
     Accrued interest (includes related party amount of $1,495,435)                                     1,495,435
     Other accrued liabilities (includes related party amount of $4,090,136)                            7,217,936
     Notes payable                                                                                      8,100,000
                                                                                                  ---------------
    Total current liabilities                                                                          24,521,185
Long-term debt, less current maturities                                                                14,430,810
Liabilities subject to compromise (Note 1)                                                            206,721,281
                                                                                                  ---------------

Total liabilities                                                                                     245,673,276

Member's contributed capital                                                                           52,775,215
Deficit accumulated during development stage                                                          (24,438,239)
                                                                                                  ---------------

Total member's equity                                                                                  28,336,976
                                                                                                  ---------------

Total liabilities and member's equity                                                             $   274,010,252
                                                                                                  ===============

See accompanying notes.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          -----------------------------
                              Debtor-In-Possession
                              --------------------


      Consolidated Statements of Operations and Member's Equity - Unaudited


                                                                                                    Period From
                                                                                                   Inception on
                                                                                Year Ended        March 27, 2003
                                                                                December 31,          through
                                                                                   2006          December 31, 2006
                                                                             --------------      ------------------

Preopening expenses                                                           $  13,860,298        $   23,255,609
Hurricane-related expenses and write-downs                                        1,087,695           113,154,633
Insurance recoveries                                                            (42,370,737)         (160,897,837)
Depreciation and amortization                                                       796,450             1,245,371
                                                                              -------------        --------------
(Income) loss from operations                                                   (26,626,294)          (23,242,224)
                                                                              -------------        --------------

Other income (expense):
    Interest expense                                                            (21,727,344)          (47,744,085)
    Interest income                                                               1,879,338             4,929,513
                                                                              -------------        --------------
Total other income (expense)                                                    (19,848,006)          (42,814,572)
                                                                              -------------        --------------

Income (loss) before reorganization items                                         6,778,288           (19,572,348)
Reorganization items, net (Note 1)                                               (4,865,891)           (4,865,891)
                                                                              -------------        --------------
Net income (loss)                                                                 1,912,397           (24,438,239)

Member's equity at beginning of the period                                       26,424,579                --
Capital contribution from AA Capital                                                --                 52,775,215
                                                                              -------------        --------------

Member's equity at end of the period                                          $  28,336,976        $   28,336,976
                                                                              =============        ==============

See accompanying notes.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          -----------------------------
                              Debtor-In-Possession
                              --------------------

                Consolidated Statements of Cash Flows - Unaudited


                                                                                                   Period From
                                                                                                   Inception on
                                                                                Year Ended        March 27, 2003
                                                                               December 31,    Through December 31,
                                                                                    2006             2006
                                                                              --------------   ------------------


Operating activities
Net income (loss)                                                             $    1,912,397        $ (24,438,239)
Depreciation and amortization                                                        796,450            1,245,371
Amortization of deferred financing costs, discount
   and repayment premium                                                             958,434            3,606,924
Reorganization items                                                               6,479,361            6,479,361
Property and equipment write-downs                                                    30,994           96,200,268
Other hurricane-related write-downs                                                     --                638,473
Insurance recoveries                                                             (42,370,737)        (160,897,837)
Changes in prepaid assets                                                         (1,872,375)          (3,831,217)
Changes in other operating assets and liabilities                                  4,364,995           11,194,928
                                                                                ------------        -------------

Net cash used in operating activities                                            (29,700,481)         (69,801,968)
                                                                                ------------        -------------

Investing activities
Purchases of property and equipment                                              (22,849,142)        (174,094,721)
Insurance recoveries received                                                    135,247,837          160,897,837
Purchases of government securities                                                     --             (32,946,442)
Sales of government securities                                                     8,332,711           33,451,651
Acquisition of intangibles                                                             --               (965,672)
Change in restricted cash                                                       (100,051,158)        (133,730,124)
                                                                                ------------        -------------

Net cash provided by (used in) investing activities                               20,680,248         (147,387,471)
                                                                                ------------        -------------

Financing activities
Refunds of (payments for) deferred financing costs                                    31,301           (8,179,344)
Increase in line of credit                                                             --               1,250,000
Proceeds from long-term debt                                                           --             202,713,590
Proceeds from short-term borrowings                                                8,100,000            8,100,000
Capital contribution                                                                   --              15,180,810
Change in restricted cash                                                              --              (1,017,545)
                                                                                ------------        -------------

Net cash provided by financing activities                                          8,131,301          218,047,511
                                                                                ------------        -------------


Net change in cash                                                                  (888,932)             858,072
Cash at beginning of period                                                        1,747,004                --
                                                                                ------------        -------------

Cash at end of period                                                         $      858,072        $     858,072
                                                                              ==============        =============

Cash paid during the period for:
    Interest, net of capitalized interest                                     $   16,825,099        $  34,944,752
                                                                              ==============        =============

Supplemental schedule of noncash investing and financing activities:
       Construction costs funded through accounts
         payable and liabilities subject to compromise                        $   27,085,853        $  27,085,853
                                                                              ==============        =============
       Purchase of property and equipment funded
         through notes payable                                                $       --            $  14,120,932
                                                                              ==============        =============

       Unpaid interest reclassified to principal
         related to Junior Subordinated Note                                  $    1,933,324        $   4,356,293
                                                                              ==============        =============
See accompanying notes.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited



1. Nature of Business and Summary of Significant Accounting Policies

Premier Entertainment Biloxi LLC, a Delaware limited liability company, (Premier Entertainment or the Company) is a development stage company and was established to own, construct and manage the operations of the Hard Rock Hotel & Casino Biloxi (Hard Rock Biloxi). The personal liability of the member and officers of the Company is limited to the maximum amount permitted under the laws of the state of Delaware.

Premier Finance Biloxi Corp. (Premier Finance) was incorporated in October 2003 as a Delaware corporation and is a wholly owned subsidiary of Premier Entertainment. Under Mississippi law, certain expenditures are exempt from sales tax if purchased with proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation. Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.

The Company has incurred a net loss of $24.4 million for the period from commencement of operations on March 27, 2003 through December 31, 2006. Construction of the property was originally completed in August 2005. However, on August 29, 2005, the Company's casino was destroyed and the casino related facilities, low-rise building, hotel tower and parking garage sustained significant damage as a result of Hurricane Katrina. Reconstruction of the property began in June 2006 and the Company commenced operations on June 30, 2007. As of that date, the Company ceased to be a development-stage company.

Basis of Presentation

The Company's accounting policies and its standards of financial disclosure are in conformity with United States generally accepted accounting policies.

Capital Structure

On January 23, 2004, GAR LLC (GAR) received 100 Class A common units representing a 55% membership interest in the Company. AA Capital Equity Fund, L.P., and AA Capital Biloxi Co-Investment Fund, L.P. (together AA), received 100 Class B common units and 100 Class A preferred units representing the remaining 45% membership interest in exchange for $52.8 million of members' equity through conversion of the unpaid principal and accrued interest on a loan and security agreement plus an incremental cash contribution of $15.2 million. On January 24, 2005, the LLC Operating Agreement was amended to establish 100 Class C common non-voting units, a new Class of membership interest in the Company. On this same date, sixty-six and two-thirds (66 2/3) of the Class C common units were granted to Joseph Billhimer, the Company's President and Chief Operating Officer.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



1. Nature of Business and Summary of Significant Accounting Policies (continued)

Change of Control

On April 25, 2006, LUK-Ranch Entertainment, LLC, (LRE), a Delaware limited liability company and an indirect subsidiary of Leucadia National Corporation (Leucadia), indirectly acquired a controlling interest in the Company by making a capital contribution to GAR. GAR used this capital contribution to acquire one-hundred percent (100%) of the equity interest held by AA in the Company for an aggregate cash purchase price of $89 million.

The acquisition was made upon receipt of Mississippi Gaming Commission approval of the acquisition of control, pursuant to a Unit Purchase Agreement by and among GAR, AA, Leucadia, and HRHC Holdings, LLC dated as of April 6, 2006. Pursuant to the agreement, GAR acquired all of AA's equity interest in the Company, which, when added to GAR's existing equity interest in the Company, represented 98% of the common equity of the Company on a fully diluted basis and 100% of the voting equity of the Company (the Transaction). LRE funded GAR's acquisition of AA's equity interest in the Company by purchasing (i) 100% of the Class B Common Units of GAR, representing approximately 45% of the total common units of GAR and (ii) 100% of the Class A Preferred Units of GAR (approximately $75.7 million at April 25, 2006), representing 100% of the preferred units in GAR for aggregate cash consideration of $89 million. Under the terms of the GAR operating agreement, LRE controls the Board of Managers of GAR and, as a result, under the Company's operating agreement, LRE controls the board of managers of the Company.

In June 2006, GAR increased its ownership to 100% of the common equity of the Company by purchasing 100% of the Class C Common Units from Joseph Billhimer at fair value.

As a result of the consummation of the Transaction, on May 5, 2006, BHR Holdings, Inc. (BHR), a wholly owned indirect subsidiary of Leucadia and the parent company of LRE, commenced a tender offer (the Offer) for all of the outstanding $160 million principal amount of the Company's 10 3/4% First Mortgage Notes due February 1, 2012 (the Notes) at a price equal to 101% of the par value of the Notes, plus accrued and unpaid interest to the date of payment. The Offer, which expired at noon on June 9, 2006, satisfied the Company's obligation under the Indenture to make such an offer upon the occurrence of a change of control as defined in the Indenture. In connection with the Offer, GAR agreed to cause Premier to pay BHR a fee of $2.0 million, which will be paid only to the extent distributions from the Company are available for such purpose. A liability has been recorded for this fee and is included in other accrued liabilities on the December 31, 2006 consolidated statement of financial position.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)




1. Nature of Business and Summary of Significant Accounting Policies (continued)



In addition, the members of the Board of Managers of Premier are entitled to be paid an annual management fee in an aggregate amount of $2.0 million which will be paid by Premier to the extent distributions from the Company are available for such purpose. The Company began accruing for this fee as of the date of the Transaction and accrued $1.4 million for this management fee in other accrued liabilities on the December 31, 2006 consolidated statement of financial position.

Bankruptcy Filing

On September 19, 2006 (the Petition Date), the Company filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code, before the United States Bankruptcy Court (the Court) for the Southern District of Mississippi, Southern Division (Case No. 06-50975 (ERG)). The Company sought the Court's assistance in gaining access to Hurricane Katrina - related insurance proceeds over which U.S. Bank National Association, in its capacity as trustee and disbursement agent (trustee and disbursement agent) for the Notes and a group of majority holders of the Notes had denied access. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions were stayed while the Company continued business operations as a debtor-in-possession.

As a debtor-in-possession, the Company followed the guidance of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Accordingly, certain of the stayed claims which were impaired under the plan are reflected in the December 31, 2006 consolidated statement of financial position as "liabilities subject to compromise." Certain revenues and expenses resulting from the reorganization are reported as reorganization items in the December 31, 2006 statement of operations and member's equity.

On December 11, 2006, the Company filed with the Court a plan of reorganization (the Plan) and subsequently filed an amended Plan with the Court on February 22, 2007.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)




1. Nature of Business and Summary of Significant Accounting Policies (continued)

On July 30, 2007, the Court entered an order confirming the Plan, subject to a modification which the Company filed on August 1, 2007. On August 10, 2007, Premier Entertainment and Premier Finance emerged from bankruptcy when the Plan was substantially consummated (the Effective Date). As such, Premier Entertainment and Premier Finance are no longer classified as debtors-in-possession. The Court continues to retain jurisdiction of certain matters including the ultimate resolution of the disputed escrow amount as described below and resolution of certain other disputed claims.

Under the Plan, as approved by the Court, Noteholders received principal of $160 million and accrued unpaid interest of $9.1 million in cash on the Effective Date. In addition, the Company placed $14.7 million in escrow with U.S. Bank. $13.7 million of this amount represents a prepayment premium or penalty, which the Noteholders may be entitled. The Company disputes that any prepayment premium or penalty is due the Noteholders and as such the disputed amount has been placed in escrow pending resolution by the Court. In addition, the Company placed $1 million in escrow for fees and expenses which may be incurred by the trustee in conjunction with the dispute resolution.

On the Effective Date, Peoples Bank, holder of the senior secured reducing line of credit facility received $1.3 million of principal plus interest at a reduced rate of 7% from the Petition Date through the Effective Date.

Holders of other secured claims received 100% of their allowed claim, including contractual interest on the Effective Date.

Holders of general unsecured claims received 50% of their allowed claim plus post petition interest at the federal judgment rate of 5.02% on the Effective Date and received the balance, with interest, on October 10, 2007.

The Plan was funded by a $180 million senior secured credit facility dated August 10, 2007 provided by BHR, an affiliate of the Company and a $20 million loan and security agreement dated August 10, 2007 provided by International Game Technology (IGT).

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)




1. Nature of Business and Summary of Significant Accounting Policies (continued)

The BHR credit facility will mature February 2012, bears interest at 10 3/4%, is prepayable at any time without penalty, and contains other covenants, terms and conditions similar to those contained in the indenture that governed the Notes (see Note 5). On the Effective Date, $160 million was advanced to the Company under this facility. As of October 11, 2007, the full $180 million had been advanced.

The IGT loan was funded on the Effective Date and is secured by certain IGT slot machines, slot system, and non-IGT ancillary equipment and is payable in thirty-five consecutive monthly installments based on a sixty-month amortization with a balloon payment on the thirty-sixth month of the outstanding remaining principal balance. Interest accrues at the "high Wall Street Journal prime lending rate," currently 7.5% and the first payment of principal and interest was due September 20, 2007. The loan also included a 2% loan fee of $139,332 for the portion of the loan representing the non-IGT ancillary equipment.

On August 2, 2007, certain of the Noteholders filed a notice of appeal of the confirmation order and a motion for stay of the confirmation order pending resolution of the appeal. On August 10, 2007, the motion for stay of the confirmation was denied by both the Court and the United States District Court for the Southern District of Mississippi.

The Company has filed a motion to dismiss the appeal on the basis of equitable mootness due to the fact that the Plan has been substantially carried out. A hearing date on the appeal has not been set although the Company believes the appeal is without merit, and intends to vigorously contest the appeal.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on the consolidated statement of financial position as of December 31, 2006:



      Senior note in default including accrued interest                                 $ 167,166,667
      F&E financing in default including accrued interest                                  15,559,469
      Accounts payable and other accrued liabilities (a)                                   23,995,145
                                                                                        -------------
       Total liabilities subject to compromise                                          $ 206,721,281
                                                                                        =============

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)




1. Nature of Business and Summary of Significant Accounting Policies (continued)

(a) Accounts payable and other accrued liabilities include $14.2 million payable to affiliated parties (see Note 6).

Liabilities subject to compromise refers to pre-petition obligations that may have been impacted by the Chapter 11 reorganization process. The amounts represented the Company's estimate at December 31, 2006 of known or potential obligations to be resolved in connection with the Chapter 11 proceedings.

In 2007 the resolution of liabilities recorded as of December 31, 2006 and claims filed has resulted in a $1.3 million net reduction in those liabilities. Such amount has been recognized as a gain in 2007.

Reorganization Items, Net

The following table summarizes the components included in reorganization items, net on the consolidated statement of operations and member's equity for the year ended December 31, 2006:




      Professional fees                                                                     $     (362,956)
      Write-off of deferred financing costs and original issue discount                         (6,479,361)
      Interest income                                                                            1,976,426
                                                                                           ---------------
      Total reorganization items, net                                                       $   (4,865,891)
                                                                                           ===============

Insurance Recoveries

On August 15, 2005, the Company purchased a comprehensive blanket insurance policy providing up to $181.1 million in coverage for damage to real and personal property, including business interruption coverage. The insurance was comprised of a $25.0 million primary layer underwritten by Industrial Risk Insurers, a $25.0 million first excess layer underwritten by several insurance carriers, and a second excess layer comprising $131.1 million underwritten by several insurance carriers. The syndicated coverage was spread over twelve different insurance carriers. The Company had a 3.0% deductible on its coverage, but purchased three additional insurance policies to reduce the Company's exposure related to that deductible.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)




1. Nature of Business and Summary of Significant Accounting Policies (continued)

As of December 31, 2006 the Company had reached final settlements with all but one of its carriers under its blanket insurance policies and had collected a total of $160.9 million. Only $12.6 million of $14.0 million face value of insurance policies remained unsettled at December 31, 2006. In January 2008, the Company settled the remaining insurance claim and by February 21, 2008 the Company had collected an additional $11.4 million.

The Company recognized insurance recoveries of $42.4 million in 2006 and a total of $160.9 million from the period of inception through December 31, 2006.

Principles of Consolidation

The  consolidated   financial   statements   include  the  accounts  of  Premier
Entertainment and its wholly owned subsidiary, Premier Finance Biloxi Corp. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Property and Equipment

Property and equipment are stated at cost. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increase the value or extend the useful life of the asset. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

      Building                                                40 years
      Furniture, fixtures, and equipment                    5-10 years

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



1. Nature of Business and Summary of Significant Accounting Policies (continued)

The Company has included in the consolidated statements of operations and members' equity depreciation expense related to office space and equipment that was placed in service after Hurricane Katrina.

In accordance with SFAS No. 34, Capitalization of Interest Cost (SFAS No. 34), the Company capitalizes the interest cost associated with major development and construction projects as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of outstanding borrowings. Capitalization of interest starts when construction activities, as defined in SFAS No. 34, begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period. Accordingly, the Company suspended the capitalization of interest after Hurricane Katrina and resumed capitalization of interest in third quarter 2006 when construction of the facility recommenced.

Long-Lived Assets

Long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset's physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, is based on an estimate of discounted cash flows. The Company has included an impairment charge in its consolidated statements of operations and members' equity of $1.1 million and $113.2 million for the year ended December 31, 2006 and the period from inception through December 31, 2006, respectively, as a result of the damage caused by Hurricane Katrina.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



1. Nature of Business and Summary of Significant Accounting Policies (continued)

Intangible Assets

The Company has a license agreement with Hard Rock Hotel Licensing, Inc., which provides for an initial term of twenty years and the option to renew for two successive ten-year terms. Under the license agreement, the Company has the exclusive right to use and develop the "Hard Rock" brand name in connection with a hotel and casino resort in Biloxi, Mississippi. As consideration for the licensed rights as provided in the license agreement, the Company paid a one-time territory fee of $500,000. This cost was capitalized and is recorded as other assets on the consolidated statement of financial position and is being amortized over a 20-year period that began in September 2005.

Deferred Financing Costs and Debt Discount

The costs of issuing long-term debt are capitalized as other assets and, along with the original issue discount, are amortized over the term of the related debt. At September 19, 2006 in conjunction with the bankruptcy filing previously described, the Company wrote off the unamortized balance of the cost of issuing the Notes in the amount of $4.9 million and the related original issue discount of $1.6 million. These costs were written off to accurately adjust the amount of the Notes allowed by the Bankruptcy Court as a claim against the Company and have been classified on the consolidated statements of operations and members' equity as reorganization items.

Self-Insurance

Prior to July 1, 2006, the Company was self-insured for employee medical insurance coverage up to an individual stop loss of $15,000. Self-insurance liabilities are estimated based on the Company's claims experience and are included in other accrued liabilities on the consolidated statement of financial positions. Such amounts are immaterial at December 31, 2006. Effective July 1, 2006, the Company changed to a fully insured plan.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



1. Nature of Business and Summary of Significant Accounting Policies (continued)

Preopening Costs

Preopening costs are expensed as incurred, consistent with Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). Expenses incurred include payroll and payroll related expenses, marketing expenses, rental expenses, outside services, legal and professional fees, and other expenses related to the start-up phase of operations.

Income Taxes

As a limited liability company, the Company has elected to be treated as a partnership for income tax purposes; accordingly, any tax related to the Company's income is the obligation of its members and no federal or state income tax provision has been recorded in the Company's consolidated financial statements.

New Accounting Pronouncement

Effective January 1, 2006, the Company adopted the provision of FASB Statement No. 123(R), Share-Based Payment, which is a revision of SFAS 123 and supersedes APB Opinion No. 25. The effect of adopting this new standard had no effect on the Company's accounting for its 2004 Membership Interest Appreciation Rights Plan which allow for the receipt of an award based on the increase in value of the Company. The plan was terminated in June 2006 and no other awards or grants are outstanding.

2. Restricted Cash

The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note were deposited into a construction disbursement account and a tidelands lease reserve account pursuant to the disbursement agreement of the Notes and utilized to construct the property which was substantially completed in August 2005 and subsequently damaged by Hurricane Katrina. The insurance proceeds related to Hurricane Katrina totaling $160.9 million have been deposited into the restricted accounts held by the trustee. These accounts were pledged to the trustee and disbursement agent as security for the Company's obligations under the Notes, and could only be released to the Company in accordance with the disbursement agreement or approval from the Court (see Note 1).

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



2. Restricted Cash (continued)

The Company also has a $1.0 million certificate of deposit which is pledged as security for the Company's obligations under the Hard Rock license agreement. In the accompanying consolidated statement of financial position, restricted cash is classified as noncurrent as it is primarily designated for the reconstruction of property and purchases of equipment. Restricted cash includes the following:




Construction disbursement                                                                $  117,047,468
Tidelands lease reserve                                                                       1,045,240
Insurance proceeds in escrow (a)                                                             15,149,751
                                                                                         --------------
Cash restricted by the Notes                                                                133,242,459

Certificate of deposit restricted by the Hard Rock license agreement                          1,000,000
                                                                                         --------------
Total restricted cash                                                                    $  134,242,459
                                                                                         ==============


     (a) Includes $1.3 million escrowed on behalf of Peoples Bank and $13.8 million escrowed on behalf of IGT pending determination of their rights, if any to the insurance proceeds.

3. Property and Equipment

Property and equipment held at December 31, 2006 consisted of the following:



      Land                                                                               $   30,991,578
      Building                                                                               50,707,794
      Equipment                                                                              12,643,492
      Construction in progress                                                               40,848,974
                                                                                         --------------
                                                                                            135,191,838
      Less accumulated depreciation                                                           1,097,518
                                                                                         --------------
      Property and equipment, net                                                        $  134,094,320
                                                                                         ==============

Depreciation expense totaled $771,450 in 2006. Interest capitalized totaled $0.5 million in 2006 and $16.9 million for the period from inception through December 31, 2006.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



4. Other Noncurrent Assets


Other assets, net consisted of the following:


      Hard Rock license fee, net of accumulated amortization of $33,334                    $    466,666
      Deferred financing costs, net of accumulated amortization of $151,823                     273,177
      Deposit                                                                                   122,795
                                                                                           ------------
      Other assets, net                                                                    $    862,638
                                                                                           ============

Amortization expense for the Hard Rock license fee and the leasehold contract was $25,000 in 2006. For the Hard Rock license fee, the estimated amortization expense per year for the next five years is $25,000.

5. Long-Term Debt and Loan and Security Agreement

Long-term debt as of December 31, 2006 is as follows:

      10 3/4% First Mortgage Notes due 2012 in default, net                                $   160,000,000
      15% Junior Subordinated Note due 2012 in default, net                                     14,430,810
      Variable rate IGT note payable in default                                                 12,870,932
      Variable rate Senior Secured Reducing Line of Credit
        Facility in default                                                                      1,250,000
      Fixed rate BHR note payable in default                                                     8,100,000
                                                                                           ---------------
                                                                                               196,651,742
                                                                                           ---------------
      Less debt and loan agreements classified as liabilities
        subject to compromise                                                                  174,120,932
      Less notes payable current                                                                 8,100,000
                                                                                           ---------------
       Long-term debt                                                                      $    14,430,810
                                                                                           ===============


                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)




5. Long-Term Debt and Loan and Security Agreement (continued)

10 3/4% First Mortgage Notes due 2012

On January 23, 2004, the Company issued $160 million of 10 3/4% First Mortgage Notes due February 1, 2012 in a private placement offering which were subsequently exchanged in an exchange offer registered on Form S-4. The unamortized discount of $1.6 million, which was being amortized over the term of the Notes was written off during the year ended December 31, 2006 as a result of the bankruptcy filing. The Notes were senior to all existing and future senior unsecured indebtedness, but were subordinated to $14.1 million of senior secured indebtedness incurred to finance the acquisition and installation of furniture, fixtures, and equipment. The Notes were secured by a pledge of the Company's membership interests and substantially all of the existing and future assets, except for assets securing certain other indebtedness. In addition, the trustee and disbursement agent was named as a loss payee on behalf of the noteholders under the Company's insurance policies.

Interest on the Notes was payable semiannually on each February 1 and August 1 through maturity. Under the governing indenture, the Notes may have been redeemed, in whole or in part, at any time on or after February 1, 2008 at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, to the applicable redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

                            Year                    Percentage
                     --------------------         --------------


                     2008                             105.38%
                     2009                             102.69%
                     2010 and thereafter              100.00%


In addition, up to 35% of the Notes may have been redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering. Deferred financing costs, net of accumulated amortization of $4.9 million, which were incurred in connection with the issuance were written off at September 19, 2006 as a result of the bankruptcy filing. Prior to the write-off, these deferred financing costs had been included in other assets and were being amortized over the term of the related long-term debt. As a result of the bankruptcy, the Notes are classified as liabilities subject to compromise in the accompanying consolidated statement of financial positions. The notes were paid in full on August 10, 2007 in accordance with the Company's confirmed plan of reorganization (see Note 1).

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)




5. Long-Term Debt and Loan and Security Agreement (continued)

15% Junior Subordinated Note due 2012

Concurrently with the issuance of the Notes, the Company borrowed $10.0 million in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, and owner of Hard Rock Hotel Licensing, Inc. Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually. If the Company had opened as planned, the first interest payment would have been due on February 1, 2006. Accrued interest at each semi annual interest payment date prior to opening is added to the principal balance. The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid. Such premium is being accrued over the term of the junior subordinated note. On April 25, 2006, LRE, an affiliated company, acquired the junior subordinated note from Rank America, Inc.

IGT Note Payable

On January 5, 2005,  the Company  entered into a  Commercial  Sales and Security
Agreement (the IGT Agreement) with IGT for the financing of certain gaming devices and systems. Pursuant to the IGT Agreement, the Company purchased approximately 1,100 slot devices from IGT, as well as software licenses and related equipment for the gaming system. Under the IGT Agreement, interest accrued at the "high Wall Street Journal prime lending rate" (8.25% at December 31, 2006) and payments were based on a 60-month amortization payable in thirty-six monthly installments of principal and accrued interest with the balance due on the thirty-seventh month (November 2008). IGT was named as a loss payee under the Company's insurance policies. As a result of the bankruptcy, the amount due under the IGT Agreement is classified as liabilities subject to compromise in the accompanying consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, $7.6 million of principal, accrued pre-petition interest at the contract rate, and post-petition accrued interest at the reduced rate of 5.02% was paid on August 10, 2007. The remaining balance of principal and accrued interest was paid October 10, 2007 (see Note 1).

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



5. Long-Term Debt and Loan and Security Agreement (continued)

Senior Secured Reducing Line of Credit Facility

On August 26, 2005, the Company received a $1.3 million loan from The Peoples Bank pursuant to a $10.0 million Senior Secured Reducing Line of Credit Facility (the Credit Facility). The Credit Facility was secured by a security interest in certain collateral purchased by the Company and the lender was named as a loss payee under the Company's blanket insurance policies. The Credit Facility had a term of 66 months that included an initial funding period that ended on December 31, 2005.

Interest on the Credit Facility accrued at the rate of 9.6659% at December 31, 2006, based on twelve-month LIBOR plus 4.25%. On December 31, 2005, the outstanding balance of the Credit Facility was converted into a fully amortizing, five-year term loan due December 31, 2010, requiring quarterly payments of principal and interest. As a result of the bankruptcy, the amounts due under the credit facility are classified as liabilities subject to compromise in the accompanying consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, the credit facility was paid in full, with post petition accrued interest at the reduced rate of 7% per annum on August 10, 2007.

BHR Holdings, Inc. Note Payable

On May 23, 2006, the Company received an $8.0 million loan from BHR, an affiliated company. An additional $0.1 million was received in September 2006. The note bears interest at 12% per annum and the principal balance and all accrued and unpaid interest is due on the earlier of May 23, 2007 or the date on which sufficient insurance proceeds received from certain insurance carriers become available to repay the note.

Other

On July 1, 2005, the Company obtained an Irrevocable Letter of Credit from The Peoples Bank in favor of Hard Rock Hotel Licensing, Inc. in the amount of $1.0 million to comply with the terms and conditions of the Licensing Agreement with Hard Rock Hotel Licensing, Inc. The Letter of Credit is secured by a certificate of deposit in the amount of $1.0 million for a term of 90 days and will automatically renew.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



6. Related Party Transactions

Roy Anderson, III a member of GAR is the President, Chief Executive Officer and majority stockholder of Roy Anderson Corp. (RAC), the Company's general contractor.

Pursuant to a guaranteed maximum price construction agreement, dated December 24, 2003, (the Initial Construction Agreement), as amended, RAC had constructed the Hard Rock Casino and Hotel facilities (the Project). Total payments for construction of the Project for the period from the commencement of operations on March 27, 2003 through December 31, 2006 were $89.5 million, of which $71.1 million was paid directly to RAC. Post-Katrina remedial work was performed by RAC and payments in respect thereof through December 31, 2006 were $7.5 million; $2.9 million was outstanding and reflected in liabilities subject to compromise in the December 31, 2006 consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, this amount was paid in full on September 30, 2007 (see Note 1). On June 16, 2006, the Initial Contract was amended and restated (the Amended Construction Agreement) to provide for rebuilding the casino portion of the Hard Rock Biloxi and renovating and repairing the existing hotel tower, low-rise building, parking garage and pool and deck area that were severely damaged by Hurricane Katrina. Pursuant to the terms of the Amended Construction Agreement, the Company agreed to pay RAC the cost of the work performed plus a contractor's fee, with the aggregate of such amounts not to exceed the guaranteed maximum price of $78.3 million. Deductive change orders were issued on October 25, 2006, May 25, 2007, and October 10, 2007, reducing the amount of the guaranteed maximum price to $73.0 million.

At December 31, 2006, work performed by RAC under the Amended Construction Agreement was $33.6 million, of which $26.4 million was paid to RAC and $7.2 million is outstanding and reflected in accounts payable in the December 31, 2006 consolidated statement of financial position. The Company believes that the terms of the amendments to the Amended Construction Agreement are no less favorable to the Company than the terms of the Initial Construction Agreement.

On June 16, 2006, the Company entered into a receivables purchase agreement with BHR and RAC. Pursuant to the terms of the receivables purchase agreement, BHR agreed to purchase up to $40.0 million of receivables due to RAC by the Company under the amended construction contract if such receivables are past due for more than ten days. At December 31, 2006, $11.3 million of the amount paid to RAC was paid under this purchase agreement. The Company has reflected these amounts owing to BHR as liabilities subject to compromise in the December 31, 2006 consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, this amount was paid in full on October 10, 2007 (see Note 1).

In March 2006, the Company entered into an agreement with RAC to provide additional services at the property required as a result of the damage caused by Hurricane Katrina. The Company agreed to pay RAC the cost of the work performed plus a contractor's fee in an amount not to exceed the guaranteed maximum price of $1.4 million. At December 31, 2006, total amount billed and paid under this agreement was $1.4 million.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



7. 2004 Membership Interest Appreciation Rights Plan

On June 13, 2006, the Company entered into agreements with the employees who were participants in the Company's Membership Interest Appreciation Rights Plan, to terminate such plan. As a result of the plan termination, payments aggregating $198,400 were made to plan participants and are included in preopening expenses in the consolidated statement of operations and members' equity for the year ended December 31, 2006.

8. Commitments

Operating Leases

The Company is committed under various operating lease agreements which were assumed in the bankruptcy proceedings primarily related to property, submerged tidelands and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows:

      2007                            $       806,697
      2008                                  1,291,660
      2009                                  1,291,660
      2010                                  1,289,440
      2011                                  1,285,000
      Thereafter                           28,061,163
                                      ---------------
                                      $    34,025,620
                                      ===============

Total rent expense for these long-term lease obligations was $219,900 in 2006, and $695,513 for the period from inception through December 31, 2006.

In October 2003, the Company entered into an agreement with the State of Mississippi for the lease and use of approximately 5 acres of submerged tidelands. The term of the lease is for a period of 30 years. For the initial period commencing on October 27, 2003 until the opening date as defined in the agreement, the Company was required to pay annual rent of $21,900. From the opening date through the remainder of the lease term, the lease rate was to be determined as fair value on that date. In conjunction with the opening of the casino, the revised lease rate is $985,000 annually. This rate will be adjusted annually based on the CPI change for the period.

In November 2003, the Company entered into an agreement with the City of Biloxi, Mississippi to lease property and the related airspace for a period of 40 years. For the initial three years of the lease beginning in October 2004, the Company must pay monthly rent of $12,500. The rent will increase by the Consumer Price Index beginning on the fifth anniversary date of execution of the lease and continuing on each fifth anniversary date.

Under the Hard Rock licensing agreement, the Company is obligated to pay an annual lease fee of $150,000 for memorabilia displayed at the Hard Rock Biloxi. The annual lease fee is fixed for the first two years and then adjusts thereafter by the greater of 3% or an adjustment based on the inflation index, but in no event shall such adjustment exceed 5% annually.

                        Premier Entertainment Biloxi LLC
                        --------------------------------
                          (A Development-Stage Company)
                          ----------------------------
                              Debtor-In-Possession
                              --------------------

       Notes to Consolidated Financial Statements - Unaudited (continued)



Other Commitments

Under the Hard Rock licensing agreement, the Company is obligated to pay an annual fee of $1.1 million which increases to $1.5 million over five years and increases annually thereafter based on the consumer price index, plus fees based on future non-gaming revenues. The Company will pay a "Continuing Fee" equal to three percent (3%) of the Licensing Fee Revenues and a marketing fee equal to one percent (1%) of the Licensing Fee Revenues during the term of the agreement. In no event shall these fees be construed so as to allow licensor to share in any revenue generated by the Company's gaming operations. In April 2006, the Company agreed to accrue $150,000 per month in lieu of any other fees due under the terms of the license agreement until such time that the operations commence. At December 31, 2006, $2.5 million has been accrued and recorded in other accrued liabilities in the accompanying consolidated statement of financial position. Such amounts were subsequently paid in November 2007.

9. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

     o Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

     o Restricted cash - The carrying amounts approximate fair value because of the short maturity of these instruments.

     o Long-term debt - As a result of the bankruptcy filing, the fair value of the Company's long-term debt as of December 31, 2006 cannot be estimated. As a result, the fair value is presented at its carrying value. Debt obligations with a short remaining maturity are valued at the carrying amount.

The estimated carrying amounts and fair values of the Company's financial instruments at December 31, 2006 are as follows:


                                                                             Carrying Amount       Fair Value
                                                                           -------------------   -------------

      Financial assets:
       Cash and cash equivalents                                              $     858,072      $     858,072
       Restricted cash                                                          134,242,459        134,242,459

      Financial liabilities:
       10 3/4% First mortgage notes                                             160,000,000        160,000,000
       15% Junior subordinated note                                              14,430,810         14,430,810
       IGT note payable                                                          12,870,932         12,870,932
       Senior secured reducing line of credit facility                            1,250,000          1,250,000
       BHR note payable                                                           8,100,000          8,100,000


      CONSOLIDATED FINANCIAL STATEMENTS

      Premier Entertainment Biloxi LLC and Subsidiary
      Debtor-In-Possession

      Period From January 1, 2007 Through August 9, 2007
      (end of pre-emergence period)

                 Premier Entertainment Biloxi LLC and Subsidiary

                              Debtor-In-Possession

                        Consolidated Financial Statements


               Period From January 1, 2007 Through August 9, 2007
                          (end of pre-emergence period)



                                    CONTENTS


Audited Consolidated Financial Statements


Report of Independent Registered Public Accounting Firm...................1
Consolidated Statement of Financial Position..............................2
Consolidated Statement of Operations and Member's Equity..................4
Consolidated Statement of Cash Flows......................................5
Notes to Consolidated Financial Statements................................6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Member:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations and member's equity and of cash flows present fairly, in all material respects, the financial position of Premier Entertainment Biloxi LLC and Subsidiary at August 9, 2007 and the results of their operations and their cash flows for the period from January 1, 2007 to August 9, 2007 (end of pre-emergence period), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company filed petitions on September 19, 2006 with the United States Bankruptcy Court for the Southern District of Mississippi, Southern Division, for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Joint Plan of Reorganization was substantially consummated on August 10, 2007 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company did not qualify for fresh start accounting.



/s/ PricewaterhouseCoopers


March 25, 2008

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession


                  Consolidated Statement of Financial Position


                  AUGUST 9, 2007 (END OF PRE-EMERGENCE PERIOD)


ASSETS
Current assets:
    Cash and cash equivalents                                             $     17,158,856
    Insurance receivable                                                        11,089,220
    Accounts receivable, net of doubtful accounts of $47,107                       732,069
    Inventories                                                                  1,158,523
    Prepaid insurance                                                            6,184,072
    Prepaid expenses - other                                                     1,813,143
    Other current assets                                                            30,234
                                                                          -----------------
Total current assets                                                            38,166,117

Property and equipment, net                                                    214,058,811

Other noncurrent assets:
    Restricted cash                                                             40,662,134
    Other assets, net                                                              854,718
                                                                          -----------------

Total assets                                                              $    293,741,780
                                                                          =================


                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession


            Consolidated Statement of Financial Position (continued)


                  AUGUST 9, 2007 (END OF PRE-EMERGENCE PERIOD)


LIABILITIES AND MEMBER'S EQUITY
Liabilities not subject to compromise:
    Current liabilities:
     Accounts payable                                                             $         21,920,063
     Accrued interest - related party                                                          305,139
     Amounts due to related parties                                                         11,242,201
     Accrued payroll and employee benefits                                                   1,919,525
     Gaming liabilities                                                                      1,211,896
     Other accrued liabilities                                                               5,640,958
     Notes payable                                                                           9,084,267
                                                                                  ---------------------
    Total current liabilities                                                               51,324,049
Long-term debt                                                                              16,730,358
Liabilities subject to compromise (Note 1)                                                 208,624,318
                                                                                  ---------------------
Total liabilities                                                                          276,678,725

Member's contributed capital                                                                52,775,215
Accumulated deficit                                                                        (35,712,160)
                                                                                  ---------------------
Total member's equity                                                                       17,063,055
                                                                                  ---------------------
Total liabilities and member's equity                                             $        293,741,780
                                                                                  =====================


See accompanying notes.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

            Consolidated Statement of Operations and Member's Equity


PERIOD FROM JANUARY 1, 2007 THROUGH AUGUST 9, 2007 (END OF PRE-EMERGENCE PERIOD)

REVENUES
   Casino                                                    $          12,317,597
   Hotel                                                                 1,458,954
   Food and beverage                                                     3,070,697
   Other                                                                 1,034,897
                                                             ----------------------
Gross revenues                                                          17,882,145
   Less promotional allowances                                           2,053,719
                                                             ----------------------
Net revenues                                                            15,828,426
OPERATING EXPENSES
   Casino                                                                7,314,675
   Hotel                                                                   587,673
   Food and beverage                                                     1,505,075
   General and administrative                                            1,681,892
   Insurance recoveries                                                (11,391,658)
   Management fees to related party                                        241,231
   Pre-opening expenses                                                 11,962,866
   Utilities                                                               310,226
   Depreciation and amortization                                         1,664,898
   Other operating                                                       2,016,767
                                                             ----------------------
Total operating expenses                                                15,893,645
                                                             ----------------------
Loss from operations                                                       (65,219)

OTHER (INCOME) EXPENSE
  Interest expense, net of capitalized
     interest                                                           11,068,508
  Interest income                                                          (71,632)
                                                             ----------------------
Total other (income) expense                                            10,996,876
Loss before reorganization items                                       (11,062,095)
                                                             ----------------------
   Reorganization costs, net                                               211,826
                                                             ----------------------
Net loss                                                               (11,273,921)

Member's equity at beginning of the period                              28,336,976
                                                             ----------------------
Member's equity at end of the period                         $          17,063,055
                                                             ======================


See accompanying notes.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

                      Consolidated Statement of Cash Flows


PERIOD FROM JANUARY 1, 2007 THROUGH AUGUST 9, 2007 (END OF PRE-EMERGENCE PERIOD)

OPERATING ACTIVITIES
Net loss                                                                             $      (11,273,921)
Depreciation and amortization                                                                 1,664,898
Amortization of deferred financing costs, discount and repayment premium                         57,839
Insurance recoveries receivable                                                             (11,089,220)
Changes in operating assets and liabilities:
   Accounts receivable                                                                         (180,361)
   Inventories                                                                               (1,158,523)
   Prepaid assets                                                                            (4,605,260)
   Other assets                                                                                 (59,458)
   Accounts payable and accrued expenses                                                     11,332,205
   Accrued interest                                                                           4,603,386
                                                                                 -------------------------
Net cash used in operating activities                                                       (10,708,415)

INVESTING ACTIVITIES
Purchases of property and equipment                                                         (66,571,126)
Change in restricted cash                                                                    93,580,325
                                                                                 -------------------------
Net cash provided by investing activities                                                    27,009,199

Net change in cash and cash equivalents                                                      16,300,784
Cash and cash equivalents at beginning of period                                                858,072
                                                                                 -------------------------
Cash and cash equivalents at end of period                                           $       17,158,856
                                                                                 =========================

Cash paid during the period for:
   Interest, net of capitalized interest                                             $        5,921,064
                                                                                 =========================
Supplemental schedule of noncash investing and financing activities:
Change in construction costs funded through accounts payable, amounts due to
    related parties and liabilities subject to compromise                            $       15,043,007
                                                                                 =========================
Unpaid interest reclassified to principal                                            $        3,218,465
                                                                                 =========================

Reorganization items - See Note 1

See accompanying notes.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

                   Notes to Consolidated Financial Statements


                  AUGUST 9, 2007 (END OF PRE-EMERGENCE PERIOD)


1. NATURE OF BUSINESS AND ORGANIZATION OF COMPANY

Premier Entertainment Biloxi LLC, a Delaware limited liability company formed on October 16, 2003, (Premier Entertainment or the Company) owns and operates the Hard Rock Hotel & Casino Biloxi (Hard Rock Biloxi). The liability of GAR LLC
(GAR), the Company's sole member, and officers of the Company is limited to the maximum amount permitted under the laws of the state of Delaware.

Premier Finance Biloxi Corp. (Premier Finance) was incorporated in October 2003 as a Delaware corporation and is a wholly owned subsidiary of Premier Entertainment. Under Mississippi law, certain expenditures are exempt from sales tax if purchased with proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation. Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.

Hard Rock Biloxi is a single casino gaming facility located on an 8.5 acre site on the Mississippi Gulf Coast and has approximately 1,375 slot machines, 50 table games, six live poker tables, five restaurants (including a Hard Rock Cafe and Ruth's Chris Steakhouse), a full service spa, a 5,200 square foot pool area, 3,000 square feet of retail space, an eleven-story hotel with 318 rooms and suites and a Hard Rock Live! entertainment venue with a capacity of 1,500 persons. Hard Rock Biloxi commenced operations on June 30, 2007.

Casino operations are subject to extensive regulation in the State of Mississippi by the Mississippi Gaming Commission and Mississippi State Tax Commission. The Company, its ownership and management are subjected to findings of suitability reviews by the Mississippi Gaming Commission. In addition, the laws, rules and regulations of state and local governments in Mississippi require the Company to hold various licenses, registrations and permits and to obtain various approvals for a variety of matters. In order to continue operating, the Company must remain in compliance with all laws, rules and regulations and pay gaming taxes on its gross gaming revenues. Failure to maintain such approvals or obtain renewals when due, or failure to comply with new laws or regulations or changes to existing laws and regulations would have an adverse effect on the Company's business. Management believes it is currently in compliance with all governmental rules and regulations.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


1. NATURE OF BUSINESS AND ORGANIZATION OF COMPANY (CONTINUED)

BANKRUPTCY FILING

On September 19, 2006 (the Petition Date), the Company filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code, before the United States Bankruptcy Court (the Court) for the Southern District of Mississippi, Southern Division (Case No. 06-50975 (ERG). The Company sought the Court's assistance in gaining access to Hurricane Katrina - related insurance proceeds over which U.S. Bank National Association, in its capacity as trustee and disbursement agent (the Trustee) for the Company's 10 3/4% First Mortgage Notes (the Notes) and a group of majority holders of the Notes had denied access. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions were stayed while the Company continued business operations as a debtor-in-possession.

As a debtor-in-possession, the Company followed the guidance of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Accordingly, certain of the stayed claims which were impaired under the plan are reflected in the August 9, 2007 consolidated statement of financial position as "liabilities subject to compromise." Certain revenues and expenses resulting from the reorganization are reported as reorganization items in the August 9, 2007 statement of operations and member's equity.

On December 11, 2006, the Company filed with the Court a plan of reorganization (the Plan) and subsequently filed an amended Plan with the Court on February 22, 2007.

On July 30, 2007, the Court entered an order confirming the Plan, subject to a modification which the Company filed on August 1, 2007. On August 10, 2007, Premier Entertainment and Premier Finance emerged from bankruptcy when the Plan was substantially consummated (the Effective Date). As such, Premier Entertainment and Premier Finance are no longer classified as debtors-in-possession. The Court continues to retain jurisdiction of certain matters including the ultimate resolution of the disputed escrow amount as described below and resolution of certain other disputed claims.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


1. NATURE OF BUSINESS AND ORGANIZATION OF COMPANY (CONTINUED)

Under the Plan, as approved by the Court, noteholders received principal of $160 million and accrued unpaid interest of $9.1 million in cash on the Effective Date. In addition, the Company placed $14.7 million in escrow with U.S. Bank. $13.7 million of this amount represents a prepayment premium or penalty, to which the noteholders may be entitled. The Company disputes that any prepayment premium or penalty is due the noteholders and as such the disputed amount has been placed in escrow pending resolution by the Court. In addition, the Company placed $1 million in escrow for fees and expenses which may be incurred by the Trustee in conjunction with the dispute resolution. Entitlement to the escrows is expected to be determined by the Court during 2008. The Company believes it is probable that the Court will approve payment of Trustee legal fees and expenses and has fully reserved for that contingency. However, the Company does not believe it is probable or remote that the Court will find in favor of the noteholders with respect to the additional damages escrow, and any potential loss can not be reasonably estimated. Accordingly, the Company has not accrued a loss for the additional damages contingency.

On the Effective Date, Peoples Bank, holder of the senior secured reducing line of credit facility received $1.3 million of principal plus interest at a reduced rate of 7% from the Petition Date through the Effective Date. The reduction in interest rate resulted in a $29,672 difference in interest costs.

Holders of other secured claims received 100% of their allowed claim, including contractual interest on the Effective Date.

Holders of general unsecured claims received 50% of their allowed claim plus post petition interest at the federal judgment rate of 5.02% on the Effective Date and received the balance, with interest, on October 10, 2007. The reduction in contractual interest rates and interest paid under the plan on certain general unsecured claims resulted in $1.2 million difference in interest costs.

The Plan was funded by a $180 million senior secured credit facility dated August 10, 2007 provided by BHR Holdings, Inc. (BHR), a related party, and a $20 million loan and security agreement dated August 10, 2007 provided by International Game Technology (IGT).

The BHR credit facility will mature February 2012, bears interest at 10 3/4%, is prepayable at any time without penalty, and contains other covenants, terms and conditions similar to those contained in the indenture that governed the Notes

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


1.       NATURE OF BUSINESS AND ORGANIZATION OF COMPANY (CONTINUED)

(see Note 7). On the Effective Date, $160 million was advanced to the Company under this facility. As of October 11, 2007, the full $180 million had been advanced.

The IGT loan was initially funded on the Effective Date and $19.8 million had been advanced as of August 17, 2007. The IGT loan is secured by certain IGT slot machines, slot system, and non-IGT ancillary equipment and is payable in thirty-five consecutive monthly installments based on a sixty-month amortization with a balloon payment on the thirty-sixth month of the outstanding remaining principal balance. Interest accrues at the "high Wall Street Journal prime lending rate," (8.25% at August 9, 2007) and the first payment of principal and interest was due September 20, 2007. The loan also includes a 2% loan fee of $139,332 for the portion of the loan representing the non-IGT ancillary equipment

On August 2, 2007, certain of the noteholders filed a notice of appeal of the confirmation order and a motion for stay of the confirmation order pending resolution of the appeal. On August 10, 2007, the motion for stay of the confirmation was denied by both the Court and the United States District Court for the Southern District of Mississippi.

The Company has filed a motion to dismiss the appeal on the basis of equitable mootness due to the fact that the Plan has been substantially carried out. On March 19, 2008 the United States District Court for the Southern District of Mississippi granted the Company's motion to dismiss the appeal.

Liabilities Subject to Compromise


The following table summarizes the components of liabilities subject to compromise included on the consolidated statement of financial position as of August 9, 2007:

      Senior note in default, including accrued interest                       $    169,105,847
      Equipment financing in default, including accrued interest                     15,967,710
      Accounts payable and other accrued liabilities (a)                             23,550,761
                                                                           -----------------------
      Total liabilities subject to compromise                                 $     208,624,318
                                                                           =======================

      (a) Accounts payable and other accrued liabilities include $15.7 million payable to related parties (see Note 8).

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


1. NATURE OF BUSINESS AND ORGANIZATION OF COMPANY (CONTINUED)

Liabilities subject to compromise refers to pre-petition obligations that may have been impacted by the Chapter 11 reorganization process. At August 9, 2007, liabilities subject to compromise represents the balances of pre-petition liabilities as resolved by the Plan.

REORGANIZATION ITEMS, NET

The following table summarizes the components included in reorganization items, net on the consolidated statement of operations and member's equity for the period from January 1, 2007 through August 9, 2007:

      Professional fees                                      $      3,738,148
      Net gain on claim settlements                                (1,069,981)
      Interest income                                              (2,456,341)
                                                         ----------------------
      Total reorganization items, net                        $        211,826
                                                         ======================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company's accounting policies and its standards of financial disclosure are in conformity with United States generally accepted accounting principles. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the estimated useful lives for depreciable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for the slot bonus point program and self insurance claims. Actual results could differ significantly from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Premier Entertainment and its wholly owned subsidiary, Premier Finance Biloxi Corp. All significant inter-company accounts and transactions have been eliminated.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash includes cash required for gaming operations. For purposes of reporting the statements of cash flows, the Company considers all cash accounts and all short-term investments with maturity dates of ninety days or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are principally comprised of casino and hotel receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company reserves an estimated amount of receivables that may not be collected. The methodology for estimating the allowance includes specific reserves and applying various percentages to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific allowances. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating the allowance for bad debts.

INVENTORIES

Inventories, consisting principally of food, beverages and operating supplies, are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increase the value or extend the useful life of the asset. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

      Land improvements                                        20 years
      Building                                                 40 years
      Furniture, fixtures, and equipment                     3-10 years

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset's physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, is based on an estimate of discounted cash flows. At August 9, 2007 and for the period January 1, 2007 through August 9, 2007, there has been no impairment of long-lived assets.

CAPITALIZATION OF INTEREST

In accordance with SFAS No. 34, Capitalization of Interest Cost (SFAS No. 34), the Company capitalizes the interest cost associated with construction projects as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of outstanding borrowings. Capitalization of interest starts when construction activities, as defined in SFAS No. 34, begin and ceases when construction is substantially complete. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life.

INTANGIBLE ASSETS

The Company has a license agreement with Hard Rock Hotel Licensing, Inc., which provides for an initial term of twenty years and the option to renew for two successive ten-year terms. Under the license agreement, the Company has the exclusive right to use the "Hard Rock" brand name in connection with its hotel and casino resort. As consideration for the licensed rights as provided in the license agreement, the Company paid a one-time territory fee of $500,000. This cost was capitalized and is recorded as other assets on the consolidated statement of financial position and is being amortized over a 20-year period that began in September 2005.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND PROMOTIONAL ALLOWANCES

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase. Sales incentives to customers such as points earned in point-loyalty programs related to gaming play are recorded as a reduction of gross casino revenues.

Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met.

The retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows:

 Food & beverage                                         $     1,546,760
 Rooms                                                           243,640
 Other                                                           263,319
                                                     -----------------------
 Total                                                   $     2,053,719
                                                     =======================

The estimated departmental cost of providing such promotional allowances is included in casino operating expenses as follows:

 Food & beverage                                         $    1,014,003
 Rooms                                                          118,385
 Other                                                          378,759
                                                     -----------------------
 Total                                                   $    1,511,147
                                                     =======================

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FREQUENT PLAYERS PROGRAM

The Company has established a promotional club to encourage repeat business from frequent and active slot machine customers. Members earn points based on gaming activity and such points can be redeemed for free slot play. The Company accrues for club points as a reduction to gaming revenue based upon the estimates for expected redemptions.

ADVERTISING COSTS

Costs for advertising are expensed as incurred. Advertising costs included in casino expense was $350,956 for the period from January 1, 2007 through August 9, 2007.

SELF-INSURANCE

The Company is self-insured for employee medical insurance coverage up to an individual stop loss of $50,000. Self-insurance liabilities are estimated based on the Company's claims experience and are included in other accrued liabilities on the consolidated statement of financial position. Such amount at August 9, 2007 was $345,817. At August 9, 2007, the total amount of claims exceeding the stop loss was immaterial.

PRE-OPENING COSTS

Pre-opening costs are expensed as incurred, consistent with Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). Expenses incurred include payroll and payroll related expenses, marketing expenses, rental expenses, outside services, legal and professional fees, management fees to related party and other expenses related to the start-up phase of operations.

INCOME TAXES

As a limited liability company, the Company has elected to be treated as a partnership for income tax purposes; accordingly, any tax related to the Company's income is the obligation of its member and no federal or state income tax provision has been recorded in the Company's consolidated financial statements.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


3. HURRICANE INSURANCE RECOVERIES

On August 29, 2005, just two days before the Hard Rock Biloxi was originally scheduled to open to the public, Hurricane Katrina hit the Mississippi Gulf Coast and severely damaged the hotel and related structures and completely destroyed the casino.

On August 15, 2005, the Company purchased a comprehensive blanket insurance policy providing up to $181.1 million in coverage for damage to real and personal property, including business interruption coverage. The insurance was comprised of a $25.0 million primary layer underwritten by Industrial Risk Insurers, a $25.0 million first excess layer underwritten by several insurance carriers, and a second excess layer comprising $131.1 million underwritten by several insurance carriers. The syndicated coverage was spread over twelve different insurance carriers. The Company had a 3.0% deductible on its coverage, but purchased three additional insurance policies to reduce the Company's exposure related to that deductible.

As of August 9, 2007, the Company had reached final settlements with all but one of its carriers under its blanket insurance policies and had collected total insurance recoveries of $161.2 million. In January 2008, the Company settled the remaining insurance claim. As of and for the period ended August 9, 2007, the Company has recognized insurance recoveries of $11.4 million with an insurance receivable of $11.1 million. Such receivable was collected in full on February 21, 2008. All other insurance recoveries were recognized in years ended prior to 2007.

4. RESTRICTED CASH

Restricted cash consists of cash and highly liquid instruments with original maturities of 90 days or less, which carrying amounts approximate fair value. The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note were deposited into a construction disbursement account and a tidelands lease reserve account pursuant to the disbursement agreement of the Notes. These proceeds were utilized to construct the property which was substantially completed in August 2005 and subsequently damaged by Hurricane Katrina. The insurance proceeds related to Hurricane Katrina received prior to August 9, 2007 totaling $161.2 million have been deposited into the restricted accounts held by the Trustee. These accounts were pledged to the Trustee as security for the Company's obligations under the Notes, and could only be released to the Company in accordance with the disbursement agreement or approval from the Court (see Note
1). The Company also has a $1.0 million certificate of deposit which is pledged as security for the Company's obligations under the Hard

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


4. RESTRICTED CASH (CONTINUED)

Rock license agreement. In the accompanying consolidated statement of financial position, restricted cash is classified as noncurrent as it is primarily designated for the reconstruction of property and purchases of equipment. Restricted cash at August 9, 2007 includes the following:


 Construction disbursement                                                     $       23,157,552
 Tidelands lease reserve                                                                  880,872
 Insurance proceeds in escrow (a)                                                      15,623,710
                                                                             -----------------------
 Cash restricted by the Notes                                                          39,662,134

 Certificate of deposit restricted by the Hard
     Rock license agreement                                                             1,000,000
                                                                             -----------------------
 Total restricted cash                                                         $       40,662,134
                                                                             =======================

     (a) Includes $1.3 million escrowed on behalf of Peoples Bank and $14.3 million escrowed on behalf of IGT pending determination of their rights, if any to the insurance proceeds.

5. PROPERTY AND EQUIPMENT

Property and equipment held at August 9, 2007 consisted of the following:

      Land                                                                    $      31,416,920
      Building                                                                      131,072,698
      Equipment                                                                      54,316,354
                                                                            -----------------------
                                                                                    216,805,972
      Less accumulated depreciation                                                   2,747,161
                                                                            -----------------------
      Property and equipment, net                                             $     214,058,811
                                                                            =======================

Depreciation expense totaled $1.6 million for the period from January 1, 2007 through August 9, 2007. Interest capitalized for the period from January 1, 2007 through August 9, 2007 was $2.7 million.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


6. OTHER NONCURRENT ASSETS

Other assets, net consisted of the following at August 9, 2007:

 Hard Rock license fee, net of accumulated amortization of
    $48,589                                                                       $         451,411
 Deferred financing costs, net of accumulated amortization of
    $182,813                                                                                242,187
 Deposit                                                                                    161,120
                                                                                -----------------------
 Other assets, net                                                                $         854,718
                                                                                =======================

Amortization expense for the Hard Rock license fee and the leasehold contract was $15,137 for the period from January 1, 2007 through August 9, 2007. For the Hard Rock license fee, the estimated amortization expense per year for the next five years is $25,000.

7. LONG-TERM DEBT AND LOAN AND SECURITY AGREEMENT

Long-term debt as of August 9, 2007 is as follows:

      10 3/4% First Mortgage Notes due 2012 in default                             $      160,000,000
      15% Junior Subordinated Note due 2012                                                16,730,358
      Variable rate IGT note payable in default                                            12,870,932
      Variable rate Senior Secured Reducing Line of Credit
        Facility in default                                                                 1,250,000
      Fixed rate BHR note payable in default                                                9,084,267
                                                                                ------------------------
                                                                                          199,935,557
      Less debt and loan agreements classified as liabilities
        subject to compromise                                                             174,120,932
      Less notes payable current                                                            9,084,267
                                                                                ------------------------
      Long-term debt                                                               $       16,730,358
                                                                                ========================

10 3/4% FIRST MORTGAGE NOTES DUE 2012

On January 23, 2004, the Company issued $160 million of 10 3/4% First Mortgage Notes due February 1, 2012 in a private placement offering which were subsequently exchanged in an exchange offer registered on Form S-4. The Notes were senior to all existing and future senior unsecured indebtedness, but were subordinated to $14.1 million of senior secured indebtedness incurred to finance

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


7. LONG-TERM DEBT AND LOAN AND SECURITY AGREEMENT (CONTINUED)

the acquisition and installation of furniture, fixtures, and equipment. The Notes were secured by a pledge of the Company's membership interests and substantially all of the existing and future assets, except for assets securing certain other indebtedness. In addition, the Trustee was named as a loss payee on behalf of the noteholders under the Company's insurance policies.

Interest on the Notes was payable semiannually on each February 1 and August 1 through maturity. Under the governing indenture, the Notes may have been redeemed, in whole or in part, at any time on or after February 1, 2008 at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, to the applicable redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

              -------------------------------------------------
              YEAR                               PERCENTAGE
              -------------------------------------------------

              2008                                  105.38%
              2009                                  102.69%
              2010 and thereafter                   100.00%


In addition, up to 35% of the Notes may have been redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering. As a result of the bankruptcy, the Notes are classified as liabilities subject to compromise in the accompanying consolidated statement of financial position. The Notes were paid in full on August 10, 2007 in accordance with the Company's confirmed plan of reorganization (see Note 1).

15% JUNIOR SUBORDINATED NOTE DUE 2012

On January 13, 2004 the Company borrowed $10.0 million in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, and owner of Hard Rock Hotel Licensing, Inc. On April 25, 2006 the junior subordinated note was acquired by LUK-Ranch Entertainment, LLC
(LRE), a related party. Interest on the junior subordinated note accrues at a rate of 15% per annum. Accrued interest at each semi annual interest payment date of February 1 and August 1 is added to the principal balance to the extent not paid. The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid. Such premium is being accrued over the term of the junior subordinated note.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


7. LONG-TERM DEBT AND LOAN AND SECURITY AGREEMENT (CONTINUED)

IGT NOTE PAYABLE

On January 5, 2005, the Company entered into a Commercial Sales and Security Agreement with IGT (the IGT Agreement) for the financing of certain gaming devices and systems. Pursuant to the IGT Agreement, the Company purchased approximately 1,100 slot devices from IGT, as well as software licenses and related equipment for the gaming system. Under the IGT Agreement, interest accrued at the "high Wall Street Journal prime lending rate" (8.25% at August 9, 2007) and payments were based on a 60-month amortization payable in thirty-six monthly installments of principal and accrued interest with the balance due on the thirty-seventh month (November 2008). IGT was named as a loss payee under the Company's insurance policies. As a result of the bankruptcy, the amount due under the IGT Agreement is classified as liabilities subject to compromise in the accompanying consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, $7.6 million of principal, accrued pre-petition interest at the contract rate, and post-petition accrued interest at the reduced rate of 5.02% was paid on August 10, 2007. The remaining balance of principal and accrued interest was paid October 10, 2007 (see Note
1).

SENIOR SECURED REDUCING LINE OF CREDIT FACILITY

On August 26, 2005, the Company received a $1.3 million loan from The Peoples Bank pursuant to a $10.0 million Senior Secured Reducing Line of Credit Facility (the Credit Facility). The Credit Facility was secured by a security interest in certain collateral purchased by the Company and the lender was named as a loss payee under the Company's blanket insurance policies. The Credit Facility had a term of 66 months that included an initial funding period that ended on December 31, 2005.

Interest on the Credit Facility accrued at the rate of LIBOR plus 4.25% (9.7475% at August 9, 2007). On December 31, 2005, the outstanding balance of the Credit Facility was converted into a fully amortizing, five-year term loan due December 31, 2010, requiring quarterly payments of principal and interest. As a result of the bankruptcy, the amounts due under the credit facility are classified as liabilities subject to compromise in the accompanying consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, the credit facility was paid in full, with post petition accrued interest at the reduced rate of 7% per annum on August 10, 2007.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


7. LONG-TERM DEBT AND LOAN AND SECURITY AGREEMENT (CONTINUED)

BHR HOLDINGS, INC. FIXED RATE NOTE PAYABLE

On May 23, 2006, the Company received an $8.0 million loan from BHR, a related party. An additional $0.1 million was received in September 2006. The note bears interest at 12% per annum and the principal balance and all accrued and unpaid interest is due on the earlier of May 23, 2007 or the date on which sufficient insurance proceeds received from certain insurance carriers become available to repay the note. Under the Fixed Rate Note, any interest not paid on the maturity date shall be compounded by increasing the principal amount by the amount of interest accrued through the maturity date. On May 23, 2007, $984,267 of accrued and unpaid interest was added to the principal balance of the BHR Fixed Rate Note. On February 26, 2008, the Company repaid the principal balance and accrued interest due under the BHR Fixed Rate Note in full.

OTHER

On July 1, 2005, the Company obtained an Irrevocable Letter of Credit from The Peoples Bank in favor of Hard Rock Hotel Licensing, Inc. in the amount of $1.0 million to comply with the terms and conditions of the Licensing Agreement with Hard Rock Hotel Licensing, Inc. The Letter of Credit is secured by a certificate of deposit in the amount of $1.0 million. The Letter of Credit reduces by $100,000 on the first of each month beginning January 1, 2008 until it reaches zero on October 1, 2008.

8. RELATED PARTY TRANSACTIONS

Roy Anderson, III a member of GAR, is the President, Chief Executive Officer and majority stockholder of Roy Anderson Corp. (RAC), the Company's general contractor.

In the aftermath of Hurricane Katrina, RAC performed remedial work in the amount of $7.5 million, of which $2.9 million was outstanding and reflected in liabilities subject to compromise in the August 9, 2007 consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, this amount was paid in full with post petition interest as per the Plan on September 30, 2007 (see Note 1).

On June 16, 2006, the Company entered into a $78.3 million guaranteed maximum price construction agreement (Construction Agreement) with RAC to provide for rebuilding the casino portion of the Hard Rock Biloxi and renovating and repairing the existing hotel tower, low-rise building, parking garage and pool

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


8. RELATED PARTY TRANSACTIONS (CONTINUED)

and deck area that were severely damaged by Hurricane Katrina. Deductive change orders were issued on October 25, 2006, May 25, 2007, and October 10, 2007, reducing the amount of the guaranteed maximum price to $73.0 million. During the period from January 1, 2007 through August 9, 2007, $42.0 million was paid to RAC under the Construction Agreement and $4.6 million is outstanding and reflected in amounts due to related parties in the August 9, 2007 consolidated statement of financial position. Subsequent to August 9, 2007, the $4.6 million was paid to RAC.

On June 16, 2006, the Company entered into a receivables purchase agreement with BHR and RAC. Pursuant to the terms of the receivables purchase agreement, BHR agreed to purchase up to $40.0 million of receivables due to RAC by the Company under the Construction Agreement if such receivables are past due for more than ten days. As of August 9, 2007, $11.3 million of the amount due to RAC was paid under this purchase agreement. The Company has reflected these amounts owing to BHR as liabilities subject to compromise in the August 9, 2007 consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, this amount was paid in full with post petition interest as per the Plan on October 10, 2007 (see Note 1).

During the bankruptcy proceedings, LRE purchased certain third party claims against the Company in the amount of $1.0 million. The Company has reflected these amounts owing to LRE as liabilities subject to compromise in the August 9, 2007 consolidated statement of financial position. In accordance with the Company's confirmed plan of reorganization, this amount was paid in full with post petition interest as per the Plan on October 10, 2007 (see Note 1).

In 2006, in conjunction with a change of control of the Company's members, BHR commenced a tender offer (the Offer) for all of the Company's outstanding
10 3/4% First Mortgage Notes at a price equal to 101% of the par value of the Notes in satisfaction of the Company's obligation under the Indenture to make such an offer upon the occurrence of a change of control as defined in the Indenture. The offer expired with none of the Notes being tendered. In connection with the Offer, GAR agreed to cause Premier to pay BHR a fee of $2.0 million, which will be paid only to the extent distributions from the Company are available for such purpose. At August 9, 2007 the fee remains unpaid and is included in amounts due to related parties on the consolidated statement of financial position.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


8. RELATED PARTY TRANSACTIONS (CONTINUED)

In addition, the members of the Board of Managers of Premier are entitled to be paid an annual management fee in an aggregate amount of $2.0 million, which will be paid by Premier to the extent distributions from the Company are available for such purpose. The Company began accruing for this fee on April 26, 2006 and has accrued $2.6 million for this management fee in amounts due to related parties on the August 9, 2007 consolidated statement of financial position.

As of August 9, 2007 LRE has paid $2.1 million of expenses on behalf of the Company. Such amount is included in amounts due to related parties on the August 9, 2007 consolidated statement of financial position.

9. COMMITMENTS

OPERATING LEASES

The Company is committed under various operating lease agreements which were assumed in the bankruptcy proceedings primarily related to property, submerged tidelands and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows:

      2007                                        $        563,532
      2008                                               1,358,660
      2009                                               1,293,910
      2010                                               1,293,940
      2011                                               1,291,818
      2012                                               1,294,135
      Thereafter                                        27,762,291
                                               -----------------------
                                                  $     34,858,286
                                               =======================

Total rent expense for these long-term lease obligations was $329,303 for the period from January 1, 2007 through August 9, 2007.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


9. COMMITMENTS (CONTINUED)

In October 2003, the Company entered into an agreement with the State of Mississippi for the lease and use of approximately 5 acres of submerged tidelands. The term of the lease is for a period of 30 years. For the initial period commencing on October 27, 2003 until the opening date as defined in the agreement, the Company was required to pay annual rent of $21,900. From the opening date through the remainder of the lease term, the lease rate was to be determined as fair value on that date. In conjunction with the opening of the casino, the revised lease rate is $985,000 annually. This rate will be adjusted every five years based on the greater of the Consumer Price Index change for the period or by appraisal of the fair market rent.

In November 2003, the Company entered into an agreement with the City of Biloxi, Mississippi to lease property and the related airspace for a period of 40 years. For the initial three years of the lease beginning in October 2004, the Company must pay monthly rent of $12,500. The rent will increase by the Consumer Price Index beginning on the fifth anniversary date of execution of the lease and continuing on each fifth anniversary date.

Under the Hard Rock licensing agreement, the Company is obligated to pay an annual lease fee of $150,000 for memorabilia displayed at the Hard Rock Biloxi. The annual lease fee is fixed for the first two years and then adjusts thereafter by the greater of 3% or an adjustment based on the inflation index, but in no event shall such adjustment exceed 5% annually.

OTHER COMMITMENTS

Under the Hard Rock licensing agreement, the Company is obligated to pay an annual fee of $1.1 million which increases to $1.5 million over five years and increases annually thereafter based on the consumer price index, plus fees based on future non-gaming revenues. The Company will pay a "Continuing Fee" equal to three percent (3%) of the Licensing Fee Revenues and a marketing fee equal to one percent (1%) of the Licensing Fee Revenues during the term of the agreement. In no event shall these fees be construed so as to allow licensor to share in any revenue generated by the Company's gaming operations. Fee expense under the license agreement was $231,489 for the period from commencement of operations on June 30, 2007 through August 9, 2007 and is included in other operating expenses on the consolidated statement of operations and member's equity. In April 2006, the Company agreed to accrue $150,000 per month in lieu of any other fees due under the terms of the license agreement until such time that the operations commence. Pursuant to this agreement, $900,000 was expensed during the period from January 1, 2007 through June 30, 2007 and is included in preopening expenses on the consolidated statement of operations and member's equity. At August 9, 2007, $3.5 million has been accrued and recorded in other accrued liabilities in the accompanying consolidated statement of financial position.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


9. COMMITMENTS (CONTINUED)

Such amounts were paid in full on November 30, 2007.

In December 2004, the Company entered into a lease which gives RCSH Operations, LLC (RCSH) the right to operate a Ruth's Chris Steak House restaurant within the Hard Rock Biloxi. The initial term is for ten years beginning July 1, 2007 and RCSH has the right to extend the lease for four additional terms of five years each. RCSH is obligated to pay minimum annual rent of $179,000 to the Company in years one through five and $201,825 annually in years six through ten. In addition to the minimum rent, RCSH is obligated to pay rent in the amount by which 6% of RCSH's annual gross sales exceeds the minimum annual rent. Future minimum rent payable to the Company under the lease with RCSH is as follows:


      2007                                       $         70,253
      2008                                                179,000
      2009                                                179,000
      2010                                                179,000
      2011                                                179,000
      2012                                                190,413
      Thereafter                                          908,213
                                              -----------------------
                                                 $      1,884,879
                                              =======================

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS NO. 159 In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company on January 1, 2008 (the first fiscal year beginning after November 15, 2007). The Company is currently evaluating the impact of adopting SFAS No. 159 but does not expect that the adoption will have a material impact on its consolidated financial statements.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


10.  RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

SFAS NO. 157 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 will become effective for the Company on January 1, 2008 (the first fiscal year beginning after November 15, 2007). In February 2008, the FASB decided to issue final Staff Positions that will partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and remove certain leasing transactions from the scope of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that the adoption will have a material impact on its consolidated financial statements

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

      o Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

      o Restricted cash - The carrying amounts approximate fair value because of the short maturity of these instruments.

      o Long-term debt - As a result of the bankruptcy filing, the fair value of the Company's long-term debt as of August 9, 2007 cannot be estimated. As a result, the fair value is presented at its carrying value. Debt obligations with a short remaining maturity are valued at the carrying amount.

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)



11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated carrying amounts and fair values of the Company's financial instruments at August 9, 2007 are as follows:


                                              --------------------------------------
                                                     CARRYING              FAIR
                                                      AMOUNT               VALUE
                                              --------------------------------------
      FINANCIAL ASSETS:
       Cash and cash equivalents                 $   17,158,856      $  17,158,856
       Restricted cash                               40,662,134         40,662,134

      FINANCIAL LIABILITIES:
       10 3/4% First mortgage notes                 160,000,000        160,000,000
       15% Junior subordinated note                  16,730,358         16,730,358
       IGT note payable                              12,870,932         12,870,932
       Senior secured reducing line of
         credit facility                              1,250,000          1,250,000
       BHR note payable                               9,084,267          9,084,267


HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

FINANCIAL STATEMENTS
DECEMBER 31, 2007

























A CLAIM OF EXEMPTION FROM CERTAIN REGULATORY REQUIREMENTS
HAS BEEN MADE TO THE COMMODITY FUTURES TRADING COMMISSION
PURSUANT TO COMMISSION REGULATION 4.7 BY THE COMMODITY
POOL OPERATOR OF HFH SHORTPLUS FUND, L.P.

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX
DECEMBER 31, 2007
--------------------------------------------------------------------------------




                                       11
                                                                        PAGE(S)

REPORT OF INDEPENDENT AUDITORS.............................................1

FINANCIAL STATEMENTS

Statement of Assets, Liabilities and Partners' Capital.....................2

Statement of Operations and Special Allocation.............................3

Statement of Changes in Partners' Capital..................................4

Statement of Cash Flows....................................................5

Financial Highlights.......................................................6

Notes to Financial Statements...........................................7-10

Affirmation of the Commodity Pool Operator................................11

                         REPORT OF INDEPENDENT AUDITORS



To the General Partner and Limited Partners of
HFH ShortPLUS Fund, L.P.


In our opinion, the accompanying statement of assets, liabilities, and partners' capital and the related statements of operations and special allocation, of changes in partners' capital, of cash flows and financial highlights present fairly, in all material respects, the financial position of HFH ShortPLUS Fund, L.P. (the "Partnership") at December 31, 2007, and the results of its operations, the changes in its partners' capital, its cash flows and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereinafter referred to as the "financial statements") are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers


March 17, 2008

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

ASSETS
Investment in HFH ShortPLUS Master Fund, Ltd.                        $83,923,831
Cash and cash equivalents                                              5,958,995
Other assets                                                                 140
                                                                     -----------
             Total assets                                            $89,882,966
                                                                     ===========
LIABILITIES
Accrued expenses and other liabilities                               $    22,501
                                                                     -----------
             Total liabilities                                            22,501
                                                                     -----------
PARTNERS' CAPITAL                                                     89,860,465
                                                                     -----------
             Total liabilities and partners' capital                 $89,882,966
                                                                     ===========











   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF OPERATIONS AND SPECIAL ALLOCATION
YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

NET INVESTMENT INCOME ALLOCATED FROM HFH SHORTPLUS MASTER FUND, LTD.
Income                                                                                $  3,798,885
Expense                                                                                 (1,523,828)
                                                                                      ------------
                                                                                         2,275,057
                                                                                      ------------
PARTNERSHIP INVESTMENT INCOME
Interest                                                                                    10,538
                                                                                      ------------
             Total income                                                                2,285,595
PARTNERSHIP EXPENSES
Management fee                                                                             416,360
Professional fees                                                                           30,000
                                                                                      ------------
             Total expenses                                                                446,360
                                                                                      ------------
             Net investment income                                                       1,839,235
                                                                                      ------------
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS ALLOCATED FROM HFH SHORTPLUS
    MASTER FUND, LTD.
Net realized gains on investments and derivatives                                       26,147,378
Net change in unrealized appreciation on investments and derivatives                    38,016,188
                                                                                      ------------
               Net realized and unrealized gains on investments and derivatives         64,163,566
                                                                                      ------------
               Net increase in partners' capital resulting from operations              66,002,801
Profit Reallocation to General Partner                                                   6,561,910
                                                                                      ------------
               Net income available for pro-rata distribution to all partners         $ 59,440,891
                                                                                      ============








   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                             GENERAL        LIMITED
                                                                             PARTNER        PARTNERS         TOTAL
                                                                           ------------   ------------    ------------
Balance, January 2, 2007                                                   $       --     $       --      $       --
Capital contributions                                                             1,000     39,965,569      39,966,569
Capital withdrawals                                                                --      (16,108,905)    (16,108,905)
Increase in partners' capital resulting from operations
    Pro rata allocation                                                           2,448     66,000,353      66,002,801
    Incentive allocation                                                      6,561,910     (6,561,910)           --
                                                                           ------------   ------------    ------------
BALANCE, DECEMBER 31, 2007                                                 $  6,565,358   $ 83,295,107    $ 89,860,465
                                                                           ============   ============    ============












   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------


(expressed in U.S. dollars)


Net increase in partners' capital resulting from operations            $ 66,002,801
Adjustments to reconcile net increase in partners' capital resulting from operations to net cash used in operating activities
      Investment in HFH ShortPLUS Master Fund, Ltd.                     (39,961,486)
      Withdrawal from HFH ShortPLUS Master Fund, Ltd.                    22,476,276
      Income from Master Fund                                           (66,438,621)
      Increase in other assets                                                 (140)
      Increase in accrued expenses and other liabilities                     22,501
                                                                       ------------
             Net cash used in operating activities                      (17,898,669)
                                                                       ------------
Cash provided from financing activities
Partners' capital contributions                                          39,966,569
Partners' capital withdrawals                                           (16,108,905)
                                                                       ------------
             Net cash provided by financing activities                   23,857,664
             Net increase in cash and cash equivalents                    5,958,995
Cash
Beginning of year                                                              --
                                                                       ------------
End of year                                                            $  5,958,995
                                                                       ============









   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

FINANCIAL HIGHLIGHTS
YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

        The financial highlights table represents the Partnership's financial performance for the year ended December 31, 2007 as follows:

LIMITED PARTNERS
Total return before incentive allocation                                242.28%
Incentive allocation                                                    (34.15)
                                                                     ----------
           Total return after incentive allocation(a)                   208.13%
                                                                     ==========

Net investment income ratio(b)                                            3.51%
Operating expense ratio(c)                                              (3.77)%
Incentive allocation                                                    (12.54)
                                                                     ----------
             Total expenses and incentive allocation                   (16.31)%
                                                                     ==========
             Operating expense ratio excluding interest expense(d)      (1.20)%
                                                                     ==========

        (a) Total return is calculated for aggregate limited partners' capital, exclusive of the General Partner, taken as a whole and adjusted for cash flows related to capital contributions and withdrawals during the year. An individual limited partner's return may differ depending on the timing of contributions and withdrawals, as well as varying fee structures.

        (b) The net investment income ratio is based on the net investment income allocated to a limited partner prior to the effect of an incentive allocation and is exclusive of unrealized and realized gains and losses. The net investment income ratio attributable to an individual partner's account may vary based on timing of capital transactions.

        (c) The operating expense ratio is based on the expenses allocated to each partner prior to the effects of any incentive allocation. For the purpose of this calculation, operating expenses include expenses incurred by the Partnership directly as well as expenses allocated from the Master Fund. Expense ratios are calculated over average net assets. Expense ratio excluding the effect of allocated expenses from the Master Fund would be (0.85%). The expense ratios attributable to an individual partner's account may vary based on different management fee and incentive allocation arrangements and the timing of capital transactions.

        (d) The operating expense ratio is based on the expenses allocated to each partner. For the purpose of this calculation, operating expenses include expenses incurred by the Partnership directly as well as expenses allocated from the Master Fund, excluding interest expense. Expense ratios are calculated over average net assets. The expense ratios attributable to an individual partner's account may vary based on different fee arrangements and the timing of capital transactions.


   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

1.      ORGANIZATION

        Highland ShortPLUS Fund, L.P. (the "Partnership") is a Delaware limited partnership and commenced operations on January 2, 2007. The Partnership invests substantially all of its investable assets through a "master-feeder" structure in HFH ShortPLUS Master Fund, Ltd. ("Master Fund"), a Cayman Islands exempted company that invests and trades a short-biased portfolio of asset-backed securities ("ABS") that the Investment Manager believes are most likely to produce high returns during periods of adverse credit performance for residential mortgages, and for mortgage-backed securities ("MBS") and ABS. Returns will come from two principal sources: (i) market value changes, arising from changes in credit spreads on the Master Fund's short positions; and (ii) credit default payments from counterparties on credit default swaps ("CDS") or other derivatives in credit sensitive mortgage and asset-backed securities, consumer debt and other assets. The Partnership's investment objective is the same as that of the Master Fund. The financial statements of the Master Fund are included elsewhere in this report and should be read in conjunction with the Partnership's financial statements. Highland Financial Holdings, LLC (the "General Partner") serves as the general partner and Highland Financial Holdings Group, LLC ("Investment Manager") serves as the investment manager of the Partnership.

        The Master Fund is also managed by the Investment Manager. Valuation of the investments held by the Master Fund is discussed in the notes to the financial statements included elsewhere in this report. The percentage of the Master Fund's net assets owned by the Partnership at December 31, 2007 was approximately 26.1%.

2.      SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES
        The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

        BASIS OF ACCOUNTING
        The Fund records security and contractual transactions, if any, on a trade/contractual date basis.

        CASH AND CASH EQUIVALENTS
        Cash and cash equivalents consist principally of cash and short term investments (overnight bank investments), which are readily convertible into cash and have original maturities of three months or less.

        VALUATION
        The Partnership records its investment in the Master Fund at fair value based on the net asset value of the Master Fund. Valuation of financial instruments by the Master Fund is discussed in Note 2 of the Master Fund's Notes.

        INCOME AND EXPENSE RECOGNITION
        The Partnership records its proportionate share of the Master Fund's investment income/loss, expenses and realized and unrealized gains and losses. The Master Fund's income and expense recognition and allocations policies are discussed in Note 2 of the Master Fund's Notes.

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        Interest income of the Partnership's cash balance is accrued as earned. Expenses that are directly attributable to the Partnership are recorded on the accrual basis as incurred.

        INCOME TAXES
        The Partnership is not a taxable entity for federal, state or local income tax purposes; such taxes are the responsibility of individual partners. Accordingly, no provision has been made in the accompanying financial statements for any federal, state or local income taxes.

        On February 1, 2008, FASB issued FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises ("FSP"), which allows the Partnership to defer the adoption of FIN 48 until periods beginning after December 15, 2007. The General Partner has elected to take advantage of this deferral. Based on its analysis, the General Partner has determined that the adoption of FIN 48 will not have a material impact to the Partnership's financial statements. However, the General Partner's conclusions regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of tax laws, regulations and interpretations thereof.

        FIN 48 requires the General Partner to determine whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners' capital. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to partners' capital upon adoption.

3.      CONTRIBUTIONS AND WITHDRAWALS

        The minimum initial and subsequent capital contributions (each a "Capital Contribution") in the Partnership are $5,000,000 and $1,000,000, respectively. The Investment Manager may waive or reduce the minimum Capital Contributions in its sole discretion. The General Partner may admit new Limited Partners and permit Limited Partners to make additional Capital Contributions as of the first business day of each calendar month, or at any other time in the General Partner's sole discretion.

        Subject to the lock-up period and early withdrawal fee, Limited Partners shall have the right to require the Partnership to withdraw all or any portion of their investment by delivering written notice to the General Partner not less than 90 days prior to the end of any calendar quarter, or at such other times as the General Partner determines in its sole discretion. The General Partner reserves the right to waive or reduce the notice period in its sole discretion. Notwithstanding anything to the contrary, a Limited Partner may not withdraw each Capital Contribution (and any appreciation thereon) until after the 12 month period (the "Lock-up Period") following the date of such contribution, without the prior consent of the General Partner, which may be granted or denied in the General Partner's sole discretion.

        Limited Partners who withdraw a Capital Contribution after the Lock-up Period with respect to such Capital Contribution but less than 24 months after purchasing such Capital Contribution will be charged an early withdrawal fee equal to 5% of the withdrawal amount. Any early withdrawal fee will be payable to the Partnership. The General Partner reserves the right, in its sole discretion, to waive or reduce the early withdrawal fee on a case-by-case basis. Subject to the Partnership's

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        right to establish reserves, a minimum of 95% of the withdrawals proceeds will generally be paid to the withdrawing Limited Partner within 15 business days after the corresponding withdrawal date, with the balance payable (without interest) within 90 days of the corresponding withdrawal date. The General Partner, at its discretion, reserves the right to suspend or limit redemptions.

        In the event that withdrawal requests are received representing in the aggregate more than 10% of the total Net Asset Value of the Partnership on any withdrawal date, the Partnership is entitled to reduce ratably and pro rata amongst all Limited Partners seeking to withdraw interests on the withdrawal date and to carry out only sufficient withdrawals, which in the aggregate, amount to 10% of the total Net Asset Value of the Partnership on such withdrawal date.

4.      ALLOCATION OF NET INCOME (LOSS) AND INCENTIVE ALLOCATION

        Net investment income and gains and losses are allocated to the partners on a monthly basis, based on the partners' proportionate share of capital in the Partnership at the beginning of the month.

        The General Partner receives an incentive allocation equal to 20% of such net income (includes net realized and unrealized gains and losses) which will be deducted from the capital account of such limited partner and reallocated to the General Partner's capital account. Such incentive allocation is earned at December 31 of each year or when withdrawals occur. At the discretion of the General Partner, this rate may be reduced for certain Limited Partners. If there is a loss for the fiscal period, such loss is carried forward to future periods and no allocations will be made to the General Partner until prior fiscal period losses are recovered. For the year ended December 31, 2007, the General Partner was allocated $6,561,910 in incentive allocations.

5.      MANAGEMENT FEE AND OTHER RELATED PARTY TRANSACTIONS

        The Investment Manager receives a quarterly management fee prospectively, equal to 0.50% (2% per annum) of each Limited Partner's capital account. At the discretion of the General Partner, this rate may be reduced for certain Limited Partners and affiliated fund investments. For the year ended December 31, 2007, the Investment Manager earned a management fee of $416,360 from the Partnership.

        For the year ended December 31, 2007, an affiliated party contributed $13,365,569 of capital and made $16,108,905 of withdrawals. At December 31, 2007, the principal officers and employees of the Investment Manager, either directly or through family members and affiliated entities, had $296,785 invested in the Partnership.

6.      OFF-BALANCE SHEET RISK, LEVERAGE AND CONCENTRATION OF CREDIT RISKS

        Off-balance sheet risk, leverage and concentration of credit risks are discussed in the Master Fund's Notes.

        Due to the nature of the master fund/feeder fund structure, the Partnership could be materially affected by significant subscriptions and redemptions of the other feeder fund. From time to time, the Partnership may have a concentration of partners holding a significant percentage of the Partnership's partners' capital. Investment activities of these partners could have a material impact on the Partnership. At December 31, 2007, one partner individually owned approximately 95% of the total partners' capital.

HFH SHORTPLUS FUND, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

7.      WITHDRAWALS PAYABLE

        In accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, as effected by FASB Staff Position No. FAS 150-3, withdrawals are recognized as liabilities by the Partnership, net of incentive allocations, when the amount requested in the withdrawal notice becomes fixed. This generally occurs either at the time of the receipt of the notice, or on the last day of a fiscal period, depending on the nature of the request. As a result, withdrawals paid after the end of the year, but based upon year-end capital balances are reflected as withdrawals payable at December 31, 2007. Withdrawal notices received for which the dollar amount is not fixed remains in capital until the amount is determined. Withdrawals payable may be treated as capital for purposes of allocations of gains/losses pursuant to the Partnership's governing documents.

        The Partnership has received withdrawal notices for which the dollar amounts are not fixed as of December 31, 2007. As such, associated amounts have remained in capital and are not reflected as withdrawals payable. There is no capital subject to withdrawal notices for amounts that are fixed and determinable as of December 31, 2007.

8.      CONTINGENCIES AND COMMITMENTS

        In the normal course of business, the Partnership enters into contracts that contain a variety of representations, warranties and general indemnifications. The Partnership's maximum exposure under these arrangements, including future claims that may be made against the Partnership that have not yet occurred, is unknown. However, based on experience of the General Partner, the Partnership expects the risk of loss associated with such contracts to be remote.

9.      SUBSEQUENT EVENTS

        As of December 31, 2007 and through March 1, 2008, the Partnership received requests for withdrawals, including amounts which are not currently fixed and determinable, amounting to approximately $4,000,938. All these withdrawal requests will be recorded subsequent to March 1, 2008, in accordance with the Partnership's withdrawal notice requirements.

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Fund's financial statements.

                     AFFIRMATION OF COMMODITY POOL OPERATOR


To the best of my knowledge and belief the information contained herein pertaining to HFH ShortPLUS Fund, L.P. is accurate and complete.



                                    Highland Financial Holdings, LLC
                                    Commodity Pool Operator

                                    /s/ Paul Ullman
                                    -------------------------------------------
                                    By Paul Ullman
                                    President of Highland Financial
                                    Holdings, LLC, General Partner of HFH
                                    ShortPLUS Fund, L.P.

HFH SHORTPLUS MASTER
FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

FINANCIAL STATEMENTS
DECEMBER 31, 2007



















A CLAIM OF EXEMPTION FROM CERTAIN REGULATORY REQUIREMENTS
HAS BEEN MADE TO THE COMMODITY FUTURES TRADING COMMISSION
PURSUANT TO COMMISSION REGULATION 4.7 BY THE COMMODITY POOL
OPERATOR OF HFH SHORTPLUS MASTER FUND, LTD.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

INDEX
DECEMBER 31, 2007
--------------------------------------------------------------------------------

                                                                        PAGE(S)

REPORT OF INDEPENDENT AUDITORS..............................................1

FINANCIAL STATEMENTS

Statement of Assets and Liabilities.........................................2

Schedule of Investments...................................................3-7

Statement of Operations.....................................................8

Statement of Changes in Net Assets..........................................9

Statement of Cash Flows....................................................10

Financial Highlights.......................................................11

Notes to Financial Statements...........................................12-20

Affirmation of the Commodity Pool Operator.................................21

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of HFH ShortPLUS Master Fund, Ltd.



In our opinion, the accompanying statement of assets and liabilities, including the schedule of investments, and the related statements of operations, of changes in net assets, of cash flows and financial highlights present fairly, in all material respects, the financial position of HFH ShortPLUS Master Fund, Ltd. (the "Fund") at December 31, 2007, and the results of its operations, the changes in its net assets, its cash flows and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereinafter referred to as the "financial statements") are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers


March 17, 2008

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

STATEMENT OF ASSETS AND LIABILITIES
DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

ASSETS
Investments, at value                                                           $ 12,296,717
                                                                                ------------
             Total investments, at value (cost $ 73,670,861)                      12,296,717
Cash and cash equivalents                                                        250,938,764
Margin cash paid to counterparties                                                 1,800,244
Securities purchased under agreements to resell                                   59,174,000
Credit default swap contracts, at value (upfront fee payments $79,349,003)       271,421,697
Interest receivable                                                                  126,085
Other assets                                                                          89,134
                                                                                ------------
                Total assets                                                    $595,846,641
                                                                                ------------
LIABILITIES
Margin cash received from counterparties                                        $218,648,130
Credit default swap contracts, at value (upfront fee receipts $39,723,958)        54,612,639
Due to brokers (Note 3)                                                               95,483
Interest payable on margin cash                                                      953,919
Accrued expenses and other liabilities                                               233,750
                                                                                ------------
             Total liabilities                                                   274,543,921
                                                                                ------------
             Net assets (5,000,000 common shares authorized, $0.01 par value;
               931.50 shares issued and outstanding)                            $321,302,720
                                                                                ============



Net asset value per share disclosures are made in the financial highlights.







   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

 CURRENT FACE /                                     COUPON
  NOTIONAL      DESCRIPTION                          RATE      MATURITY        VALUE
                Asset Backed Securities -
                  Fixed Rate Home Equity (0.27%)
  $   707,099   TMTS 04-8HES B2                      8.000%    6/25/2034    $   595,872
    1,990,000   MASD 07-1 B1                         5.250%    1/25/2037        104,475
    3,482,000   MASD 07-1 B2                         5.250%    1/25/2037        182,805
                                                                            -----------
                     Total Asset Backed Securities -
                       Fixed Rate Home Equity
                       (cost $ 5,306,332)                                       883,152
                                                                            -----------
                ASSET BACKED SECURITIES -
                  FLOATING RATE HOME EQUITY (0.21%)
    1,977,237   BAYVIEW FINANCIAL TR 2004-D          8.355%    8/28/2044        284,426
    1,893,631   QUEST 2006-X1 M5                     7.365%    3/25/2036         94,682
    2,476,000   QUEST 2006-X2 M9                     7.365%    8/25/2036        173,320
    2,539,341   QUEST 2006-X2 M10                    7.365%    8/25/2036        126,967
                                                                            -----------
                     Total Asset Backed Securities -
                       Floating Rate Home Equity
                       (cost $ 8,263,205)                                       679,395
                                                                            -----------
                ASSET BACKED SECURITIES -
                  FIXED RATE HOME EQUITY NIM (0.40%)
    2,218,243   CWALN 2006-0C8 N                     7.750%    2/25/2037        420,539
    6,171,417   GSAMP 07 FM1N N1                     6.000%    12/25/2036       433,323
    4,950,000   HASCN 06-OPT1 B                      8.000%    12/26/2035        80,437
    5,740,685   NHELN 07-2 N1 NIM                    7.385%    1/25/2037        287,034
    5,900,000   SBFT 05-HE3 N2 144A *                6.500%    9/25/2035         77,466
                                                                            -----------
                     Total Asset Backed Securities -
                       Fixed Rate Home Equity NIM
                       (cost $ 23,132,410)                                    1,298,799
                                                                            -----------
                ASSET BACKED SECURITIES - FLOATING
                  RATE BUSINESS LOANS (2.41%)
      738,720   BAYC 05-3A B3                        7.865%    11/25/2035       470,587
    7,060,000   BAYVIEW COML MTG TR 2006-SP1         8.865%    4/25/2036      3,591,775
    4,178,000   LBSBN 2007-1 N2                      8.500%    3/27/2037      3,676,640
                                                                            -----------
                   Total Asset Backed Securities -
                     Floating Rate Business Loans
                     (cost $ 11,414,997)                                      7,739,002
                                                                            -----------
  PREFERRED     ASSET BACKED SECURITIES - FLOATING
   SHARES         RATE CDO (0.03%)
    2,000,000   BUCKINGHAM CDO III LTD 2007-3        0.000%    9/5/2051          20,000
        8,000   CITATION HGH GRD ABS CDO I LTD PFD
                  3C7 144A *#                        6.000%    1/15/2035         80,000
                                                                            -----------
                     Total Asset Backed Securities -
                       Floating Rate CDO (cost $ 6,981,641)                     100,000
                                                                            -----------



   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


    NOTIONAL/
    PREFERRED                                       COUPON
     SHARES     DESCRIPTION                          RATE      MATURITY        VALUE

                ASSET BACKED SECURITIES -
                  HOME EQUITY RESIDUALS (0.50%)
 $  2,351,781   CMLTI 2006-HE1 CE                    0.000%    1/25/2036   $    250,000
           18   CMLTI 2006-HE1 P                     0.000%    1/25/2036        275,000
       24,000   GSAMP 2006 RES - PREFERRED           0.000%         N/A         999,999
    2,469,540   MANM 07-1 1N2                        5.873%    1/25/2047         71,370
    5,514,200   MANM 07-1 1N3                        7.373%    1/25/2047              -
                                                                           ------------
                     Total Asset Backed Securities -
                       Home Equity Residuals
                       (cost $ 18,572,276)                                    1,596,369
                                                                           ------------
                     Total Investments
                       (cost $ 73,670,861)                                 $ 12,296,717
                                                                           ------------

                * 144A securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold to qualified institutional buyers.

                # Citation is an entity that is advised by Highland Financial
                  Holdings Group, LLC, the Fund's Investment Manager, and
                  accordingly is considered an affiliate.
                                                                               CREDIT
                                                                            DEFAULT SWAP
  NOTIONAL                                                    TERMINATION    CONTRACTS,
   AMOUNT       CREDIT DEFAULT SWAP CONTRACTS, AT VALUE (-17.00%) DATE        AT VALUE

 $(10,000,000)  SAIL 2006-4 M4 (BEAR pays 5.80%)               6/25/2036    $ (6,851,192)
  (10,000,000)  RAMP 2005-EFC6 M9 (BEAR pays 5.85%)            11/25/2035    (6,576,706)
   (7,500,000)  BNC07001 M8 (UBS pays 5.75%)                   3/25/2037     (5,232,031)
   (6,000,000)  HASC 2006 -OPT1 M9 (DB pays 7.45%)             12/25/2035    (4,291,400)
   (5,000,000)  RFC06NC3 M8 (CITI pays 5.00%)                  3/25/2036     (3,759,223)
   (5,000,000)  SAST 06-1 B3 (GS pays 6.55%)                   3/25/2036     (3,086,684)
   (5,000,000)  RFC05KS9 M8 (UBS pays 5.60%)                   10/25/2035    (2,772,204)
   (5,000,000)  WLT05WC1 M9 (GS pays 7.30%)                    10/25/2035    (2,762,035)
   (5,000,000)  SABR 2005-FR2 B2 (LEH pays 3.20%)              3/25/2035     (2,815,630)
   (5,000,000)  LBML0502 M8 (GS pays 4.90%)                    4/25/2035     (2,589,105)
   (5,000,000)  CWL 2006 -15 (CS pays 6.25%)                   8/25/2042     (2,879,129)
   (5,000,000)  RFC06KS2 M8 (GS pays 5.75%)                    3/25/2036     (3,661,476)
   (5,000,000)  CMLTI 2006-HE1 M8 (DB pays 2.11%)              1/25/2036     (3,807,247)
   (5,000,000)  WMLT 2005-WMC1 M9 (CS pays 7.30%)              10/25/2035    (2,778,257)
   (2,000,000)  FFML 2005-FF2 B3 (GS pays 3.75%)               3/25/2035       (750,320)
                                                                           ------------
                     Credit Default Swap Contracts, at Value -
                       (upfront fee receipts:  $ 39,723,958)               $(54,612,639)


   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                CREDIT
                                                                             DEFAULT SWAP
   NOTIONAL                                                   TERMINATION     CONTRACTS,
    AMOUNT     CREDIT DEFAULT SWAP CONTRACTS, AT VALUE (84.48%)   DATE        AT VALUE
$  2,000,000   FFML 2005-FF2 B3 (Pay GS 1.70%)                 3/25/2035    $   751,087
   3,350,000   JPMAC 2005-FRE1 MP (Pay DB 7.00%)               10/25/2035     1,978,175
   4,000,000   FFML 2004-FF8 B3 (Pay CS 2.00%)                 10/25/2034       596,458
   4,000,000   RFC06NC3 M9 (Pay CITI 7.50%)                    3/25/2036      2,604,830
   4,000,000   RFC06KS8 M5 (Pay GS 1.10%)                      10/25/2036     2,739,291
   4,000,000   FFML06F5 M9 (Pay CITI 3.35%)                    4/25/2036      3,309,590
   5,000,000   SAMI 2006-AR1 B6 (Pay CS 3.00%)                 2/25/2036      3,035,000
   5,000,000   CWE0626 M7 (Pay UBS 2.30%)                      5/25/2037      2,877,000
   5,000,000   HEAT0607 B1 (Pay CS 5.35%)                      1/25/2037      3,820,443
   5,000,000   FFML 2006 - FF12 M9 (Pay CITI 3.00%)            9/25/2036      4,161,633
   5,000,000   ARS06W01 M9 (Pay GS 2.42%)                      3/25/2036      3,924,809
   5,000,000   RFC06NC2 M9 (Pay GS 2.42%)                      2/25/2036      4,137,900
   5,000,000   NFHE0603 M6 (Pay GS 0.98%)                      10/25/2036     3,505,230
   5,000,000   NFHE0603 M8 (Pay UBS 2.23%)                     10/25/2036     3,739,510
   5,000,000   RASC 2006-KS3 M9 (Pay GS 2.42%)                 4/25/2036      4,074,810
   5,000,000   NCHET 2005-D M8 (Pay GS 1.70%)                  2/25/2036      2,991,500
   5,000,000   ACE 06-OP1 M8 (Pay GS 2.25%)                    3/25/2036      4,076,989
   5,000,000   MSAC 2006-HE2 B3 (Pay GS 2.42%)                 3/25/2036      4,331,125
   5,000,000   BSABS 2006-EC2 M9 (Pay GS 3.50%)                2/25/2036      3,987,429
   5,000,000   MAB06AM2 M9 (Pay CS 4.50%)                      6/25/2036      4,210,759
   5,000,000   MLMI 2005-HE1 B3 (Pay GS 1.24%)                 3/25/2037      4,015,848
   5,000,000   SABR 2005-FR2 B2 (Pay UBS 1.92%)                3/25/2035      2,822,047
   5,000,000   LBML0502 M8 (Pay CITI 2.40%)                    4/25/2035      2,601,605
   5,000,000   CMLTI 2006-HE1 M8 (Pay GS 2.11%)                1/25/2036      3,820,448
   5,000,000   RFC05KS9 M8 (Pay UBS 3.50%)                     10/25/2035     2,782,715
   5,000,000   CWHE0615 B (Pay ML 4.75%)                       10/25/2046     2,886,629
   5,000,000   CHEC06A M9 (Pay CITI 2.87%)                     6/25/2036      3,097,201
   5,000,000   SAST 06-1 B3 (Pay UBS 4.30%)                    3/25/2036      3,097,934
   5,000,000   RFC06EM8 M5 (Pay GS 1.50%)                      10/25/2036     3,173,000
   5,000,000   ACCT0601 M9 (Pay GS 2.17%)                      4/25/2036      3,217,315
   5,000,000   ACCT0601 M9 (Pay CS 3.72%)                      4/25/2036      3,209,565
   5,000,000   CWHE0614 M8 (Pay CITI 6.90%)                    2/25/2037      3,315,500
   5,000,000   CWHE0610 MV9 (Pay CITI 8.50%)                   9/25/2046      3,440,023
   5,000,000   SVHE06E1 M9 (Pay CITI 5.75%)                    10/25/2036     3,511,748
   5,000,000   FFM07FF1 B1 (Pay CITI 3.10%)                    1/25/2038      3,627,912
   5,000,000   RFC06KS2 M8 (Pay CITI 2.50%)                    3/25/2036      3,677,726
   5,000,000   RASC 2007-KS2 M8 (Pay GS 2.80%)                 2/25/2037      3,740,497
   5,000,000   BSABS 2007-HE2 2M8 (Pay GS 3.25%)               3/25/2037      3,873,094
   5,000,000   GSA06HE7 M9 (Pay CITI 5.50%)                    10/25/2036     3,888,971
   5,000,000   FFML 06-FF6 M6 (Pay GS 2.65%)                   4/25/2036      3,934,604
   5,000,000   RASC 2007-KS2 M8 (Pay GS 3.25%)                 2/25/2037      3,950,383
   5,000,000   ACE06OP1 M9 (Pay DB 3.25%)                      4/25/2036      4,109,693
   5,000,000   GSA06HE7 M9 (Pay GS 5.80%)                      10/25/2036     4,120,351



   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                CREDIT
                                                                             DEFAULT SWAP
   NOTIONAL                                                   TERMINATION     CONTRACTS,
    AMOUNT     CREDIT DEFAULT SWAP CONTRACTS, AT VALUE (84.48%)   DATE        AT VALUE
$  5,000,000   CWHE0619 M9 (Pay CITI 3.35%)                    3/25/2037    $  4,216,615
   6,000,000   CWL 2006-26 M9 (Pay CS 4.79%)                   6/25/2037      4,762,222
   6,000,000   HSA06OP1 M9 (Pay GS 3.80%)                      12/25/2035     4,323,348
   6,250,000   RFC06EF1 M8 (Pay UBS 2.45%)                     4/25/2036      4,047,188
   7,500,000   CWL  2006 - 22 M8 (Pay CS 5.00%)                5/25/2037      5,876,598
   7,500,000   CWABS INC 2006-26 (Pay GS 2.75%)                8/25/2037      5,697,813
   7,500,000   OOMLT0503 M9 (Pay GS 10.25%)                    8/25/2035      4,562,982
   7,500,000   BNC07001 M8 (Pay UBS 3.53%)                     3/25/2037      5,223,525
   7,500,000   FFM07FF1 B2 (Pay UBS 5.25%)                     1/25/2038      5,255,116
   7,500,000   FFM06F17 M8 (Pay UBS 5.53%)                     12/25/2036     6,018,409
   7,500,000   FFM06F15 M8 (Pay CITI 5.43%)                    11/25/2036     6,261,120
  10,000,000   FFM07FF1 B2 (Pay UBS 3.10%)                     1/25/2038      5,429,476
  10,000,000   NOVASTAR MTG FDG TR 2006-5 (Pay UBS 3.14%)      11/25/2036     7,167,728
  10,000,000   SAIL 2006-4 M4 (Pay CS 3.75%)                   7/25/2036      6,849,220
  10,000,000   WLT05WC1 M9 (Pay BEAR 5.05%)                    10/25/2035     5,546,570
  10,000,000   RFC05EF6 M9 (Pay CITI 3.80%)                    11/25/2035     6,537,957
  10,000,000   CWHE0610 MV9 (Pay BEAR 8.25%)                   9/25/2046      6,951,296
  10,000,000   OOMLT0603 M8 (Pay UBS 4.78%)                    2/25/2037      7,741,132
  10,000,000   SAS06EQ1 M8 (Pay UBS 1.60%)                     7/25/2036      7,834,000
  10,000,000   FFM06F17 M8 (Pay DB 2.90%)                      12/25/2036     8,187,489
  10,000,000   FFM06F12 M8 (Pay UBS 5.42%)                     9/25/2036      8,163,516
                                                                           ------------
                     Credit Default Swap Contracts, at Value -
                       (upfront fee payments:  $ 79,349,003)               $271,421,697
                                                                           ------------

                   Total Net Credit Default Swap Contracts, at Value       $216,809,058
                                                                           ------------


   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

                                             DAYS TO           REPURCHASE
COUNTERPARTY                    RATE        MATURITY         AGREEMENT TOTAL

Bear Stearns                    4.60%           2             $  59,174,000
                                                              -------------
             Total                                            $  59,174,000
                                                              -------------

























   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

INVESTMENT INCOME
Interest (includes interest from an affiliated investment of $427,870)                $  11,304,208
Dividends                                                                                 1,257,011
                                                                                      -------------
            Total investment income                                                      12,561,219

INVESTMENT EXPENSE
Interest                                                                                  4,935,004
                                                                                      -------------

OTHER EXPENSES
Custody fees                                                                                 62,530
Professional fees                                                                           308,250
Administration fees                                                                         141,333
Director fees                                                                                17,160
Other expenses                                                                                6,352
                                                                                      -------------
            Total other expenses                                                            535,625
                                                                                      -------------
            Total expenses                                                                5,470,629
                                                                                      -------------
            Net investment income                                                         7,090,590
                                                                                      -------------
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on
    Investments                                                                          (8,247,891)
    Swap contracts                                                                      107,929,188
                                                                                      -------------
            Net realized gain                                                            99,681,297
                                                                                      -------------

Net change in unrealized appreciation/(depreciation) on
    Investments (includes depreciation from an affiliated investment of $5,160,391)     (61,374,144)
    Swap contracts                                                                      178,219,519
                                                                                      -------------
            Net change in unrealized appreciation                                       116,845,375
                                                                                      -------------
            Net realized and unrealized gain                                            216,526,672
                                                                                      -------------
            Net increase in net assets resulting from operations                      $ 223,617,262
                                                                                      =============




   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

STATEMENT OF CHANGES IN NET ASSETS
YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

FROM OPERATIONS
Net investment income                                                             $   7,090,590
Net realized gain                                                                    99,681,297
Net change in unrealized appreciation                                               116,845,375
                                                                                  -------------
           Net increase in net assets resulting from operations                     223,617,262
                                                                                  -------------
FROM CAPITAL SHARE TRANSACTIONS
Subscriptions                                                                       135,380,623
Redemptions                                                                         (37,695,165)
                                                                                  -------------
           Net increase in net assets resulting from capital share transactions      97,685,458
                                                                                  -------------
           Total increase in net assets                                             321,302,720
NET ASSETS
Beginning of year                                                                          --
                                                                                  -------------
End of year                                                                       $ 321,302,720
                                                                                  -------------















   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                   $ 223,617,262
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided from operating activities
     Purchase of investment securities                                  (111,312,492)
     Purchase of credit default swaps                                    (87,793,098)
     Proceeds from dispositions of investment securities
      (including paydowns)                                                29,393,740
     Proceeds from dispositions of credit default swaps                  156,097,241
     Net realized (gain)/loss on investments                               8,247,891
     Net realized (gain)/loss on swap contracts                         (107,929,188)
     Net change in unrealized depreciation on investments                 61,374,144
     Change in net value of swap contracts                              (177,184,013)
     Change in margin cash received from counterparties                  218,648,130
     Change in margin cash paid to counterparties                         (1,800,244)
     Change in securities purchased under agreements to resell           (59,174,000)
     Change in interest receivable                                          (126,085)
     Change in interest payable on margin cash                               953,919
     Change in accrued expenses and other liabilities                        233,750
     Change in due to brokers                                                 95,483
     Change in other assets                                                  (89,134)
                                                                       -------------
          Net cash provided from operating activities                    153,253,306
                                                                       -------------
CASH PROVIDED FROM FINANCING ACTIVITIES
Capital subscriptions                                                    135,380,623
Capital redemptions                                                      (37,695,165)
                                                                       -------------
          Net cash provided from financing activities                     97,685,458
                                                                       -------------
          Net change in cash and cash equivalents                        250,938,764
CASH AND CASH EQUIVALENTS
Beginning of year                                                               --
                                                                       -------------
End of year                                                            $ 250,938,764
                                                                       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                          $   3,981,085
                                                                       =============








   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

FINANCIAL HIGHLIGHTS
YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

Results of operations for a share outstanding for the year ended December 31, 2007 are as follows:

Per share operating performance(a)


NET ASSET VALUE PER SHARE, BEGINNING OF YEAR       $   100,000.00
Net investment income                                    7,873.42
Net realized and unrealized gain                       237,056.11
                                                   --------------
NET ASSET VALUE PER SHARE, END OF YEAR             $   344,929.53
                                                   ==============

Total return(b)                                           244.93%
RATIOS TO AVERAGE NET ASSETS
Operating expense(c)                                      (3.34)%
Operating expense excluding interest expense(c)           (0.33)%
Net investment income(c)                                    4.33%


(a) Per share operating performance is computed based upon the monthly outstanding shares.

(b) Total return is calculated for a share outstanding the entire year. An individual shareholder's return may differ depending on the timing of subscriptions and redemptions.

(c) The operating expense and net investment income ratios are calculated for the Fund taken as a whole. An individual shareholder's ratio may vary from these ratios based on the timing of capital transactions.















   The accompanying notes are an integral part of these financial statements.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

1.      ORGANIZATION AND INVESTMENT OBJECTIVE

        HFH ShortPLUS Master Fund, Ltd. (the "Fund") is a Cayman Islands exempted company incorporated in accordance with the Companies Law (2004 revision) which commenced operations on January 2, 2007. The Fund's strategy is to assemble a short-biased portfolio of asset-backed securities ("ABS") that the Investment Manager believes are most likely to produce high returns during periods of adverse credit performance for residential mortgages, and for mortgage-backed securities ("MBS") and ABS. Returns will come from two principal sources: (i) market value changes arising from changes in credit spreads on the Fund's short positions; and (ii) credit default payments from counterparties on credit default swaps ("CDS") or other derivatives.

        Highland Financial Holdings Group, LLC ("Investment Manager") serves as the investment manager of the Fund. The Investment Manager manages and invests the Fund's assets and effects all security transactions on behalf of the Fund.

        The Fund operates under a "master fund/feeder fund" structure. HFH ShortPLUS Fund, Ltd. and HFH ShortPLUS Fund, L.P. (collectively, the "Feeder Funds") invest substantially all of their investable assets in the Fund. The following Feeder Funds were invested in the Fund at December 31, 2007:

         HFH ShortPLUS Fund, Ltd.                                   $237,378,889
         HFH ShortPLUS Fund, L.P.                                     83,923,831
                                                                    ------------
                      Total Feeder Funds' investment in the Fund    $321,302,720
                                                                    ------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES
        The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions, including estimates of fair value investments and CDS, that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates and those differences could be material to the financial statements.

        BASIS OF ACCOUNTING
        Transactions in securities are recorded on a trade date basis. Realized and unrealized gains/losses are calculated based on a FIFO cost basis.

        Interest income is recorded on an accrual basis when earned. Operating expenses, including interest on securities sold short, margin deposits, and reverse repurchase agreements, are recorded on the accrual basis as incurred.

        CASH AND CASH EQUIVALENTS
        Cash and cash equivalents consist principally of cash, margin cash received from counterparties, and short term investments (treasury bills), which are readily convertible into cash and have original maturities of three months or less.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        VALUATION
        Investments in securities held by the Fund are carried at value. Value for such investments is estimated by the Investment Manager. The Investment Manager will use its reasonable discretion to value each investment by using, as a guide, a combination of (i) independent, third-party pricing sources; (ii) indications from one or more financial institutions engaged in trading the investments or securities similar to the investments being valued; (iii) transactions in the market of the same or similar securities; and (iv) in-house models the Investment Manager maintains. In cases where the number of indications is limited, the Investment Manager will review other factors such as the previous month's value, whether such indication is from the same counterparty, the delta between the current value and the previous month value, relevant market data or news, the value of similar securities, recent trading information and any other information which may be deemed relevant at the discretion of the Investment Manager. With respect to CDS, the Investment Manager may use, if considered representative of the value of CDS positions, margin marks from the actual counterparty with whom the security was traded, or from counterparties of a similar CDS position to estimate the valuation. However, if the Investment Manager believes the exit price will be either greater or less than the current margin mark, the Investment Manager has the discretion to revise the value accordingly.

        Fair value determinations based on indications from financial institutions or margin marks from counterparties may be based on as few as a single indication/margin mark, or may be calculated as the average of more than one such indication/margin mark, which average may include recent transactions in the market or ignore outlying indications/margin marks based on the Investment Manager's discretion. The Investment Manager may use observable transactions in the market in determining the fair value of investments if, at the discretion of the Investment Manager, prioritization of such transactions is considered more relevant given market conditions or other factors. Securities for which no indications are available are to be valued at such value as the Investment Manager may reasonably determine.

        The Investment Manager defines investments that are fair valued as those investments for which an investment is valued solely based on an in-house maintained model. As of December 31, 2007, these financial statements include investments fair valued by such in-house model totaling $4,705,836 (1.5% of net assets). In addition, the Investment Manager has determined that conditions in the 2007 asset backed securities market have impacted the extent of relevant data points that are available to estimate fair value of the Fund's investments. These market conditions include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by sub-prime collateral, general financial stress and rating agency downgrades, and a general tightening of available credit. At December 31, 2007, the values for approximately $7,507,552 (2.3% of net assets) of investments, $176,174,662 (54.8% of net assets) of CDS "receiving" protection, and -$3,759,223 (-1.2% of net assets) of CDS "providing" protection were primarily estimated using one indication/margin mark obtained from an external source. Given market conditions described above, the indication/margin mark provided by financial institutions may differ from the bid or ask that market participants would be willing to transact. As a result, the range of fair value of investments and CDS positions can be significant and the values reflected in these financial statements may differ from the values that would have been realized had such investments been liquidated.

        Options that are listed on or admitted to trading on one or more exchanges are valued at the last sale price, if such price is equal to or is between, the "bid" and the "ask" prices (otherwise, the mean between the "bid" and "ask" prices is used). If options are not listed or admitted to trading on one or more exchanges, the fair value of such options is obtained from external parties which may include the contract

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        counterparty. Future contracts traded on a national exchange or market are valued at the last reported sales price on the valuation date.

        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
        The Fund recognizes the market value of all derivative instruments as either assets or liabilities in the Statement of Assets and Liabilities and measures those instruments at fair value.

        INTEREST RATE AND INDEX SWAPS
        The Fund may enter into interest rate and index swaps as part of its investment strategies. Swaps involve the exchange by the Fund with another party of respective commitments to pay or receive interest, effective return, or total return throughout the lives of the agreements. The Fund may be required to deliver or receive cash or securities as collateral upon entering into swap transactions. Movements in the relative value of the swap transactions may require the Fund or the counterparty to post additional collateral. Swaps change in value with movements in interest rates. During the term of the swap contracts, changes in value and accrued interest payments are recognized as unrealized gains or losses by marking the contracts to the market. These unrealized gains and losses are reported as an asset or liability, respectively, on the Statement of Assets and Liabilities. When contracts are terminated, the Fund will realize a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Fund's basis in the contract, if any.

        CREDIT DEFAULT SWAPS
        The Fund enters into credit default swaps to simulate long and short bond positions that are either unavailable or considered to be less attractively priced in the bond market. The Fund uses these swaps to attempt to reduce risk where the Fund has exposure to the issuer, or to take an active long or short position with respect to the likelihood of the issuer's default. There is no certainty that the objectives of holding credit default swaps will be achieved.

        The buyer of a credit default swap is obligated to pay the seller a periodic stream of payments over the term of the contract in return for a contingent payment upon the occurrence of a credit event, with respect to an underlying reference obligation. Generally, a credit event means bankruptcy, failure to pay, obligation accelerated or modified restructuring. If a credit event occurs, the seller typically must pay the contingent payment to the buyer, which is typically the par value (full notional value) of the reference obligation. The contingent payment may be a cash settlement or by a physical delivery of the reference obligation in return for payment of the face amount of the obligation. If the Fund is a buyer and no credit event occurs, the Fund may lose its investment and recover nothing. However, if a credit event occurs, the buyer typically receives full notional value and interest for a reference obligation that may have little or no value. As a seller, the Fund receives a fixed rate of income throughout the term of the contract, provided that no credit event occurs. If a credit event occurs, the seller may pay the buyer the full notional value and interest of the reference obligation. Upfront payments made and/or received by the Fund are recorded as an asset and/or liability on the Statement of Assets and Liabilities and are recorded as a realized gain or loss on the termination date.

        As of December 31, 2007, the Fund has 79 open credit default swaps. The Fund is the buyer on 64 of these swaps ("receiving protection" on a total notional amount of $382.1 million) and is the seller on the remaining 15 ("providing protection" on a total notional amount of $85.5 million).

        Credit default swaps involve greater risks than if the Fund had invested in the reference obligations directly. In addition to general market risks, credit default swaps are subject to liquidity risk and counterparty credit risk. A buyer also may lose its investment and recover nothing should a credit event not occur. If a credit event did

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        occur, the value of the reference obligation received by the seller, coupled with the periodic payments previously received, may be less than the full notional value it pays to the buyer, resulting in a loss of value.

        The notional amounts of the swaps are not recorded in the financial statements. The swaps are carried at their estimated fair value, as determined in good faith by the Investment Manager. The change in value is recorded within unrealized appreciation (depreciation) until the occurrence of a credit event or the termination of the swap, at which time a realized gain (loss) is recorded.

        FUTURES
        A futures contract is an agreement between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day's trading. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Fund's basis in the contract.

        PURCHASED OPTIONS
        The Fund may purchase put or call options. When the Fund purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Fund has realized a gain or loss on the related investment transaction. When the Fund enters into a closing transaction, the Fund will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premium paid.

        WRITTEN OPTIONS
        The Fund may write put or call options. When the Fund writes an option, an amount equal to the premium received is recorded as a liability and is subsequently marked-to-market. Premiums received for writing options that expire unexercised are recognized on the expiration date as realized gains. If an option is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the account has realized a gain or loss on the related investment transaction. When the Fund enters into a closing transaction, the Fund will realize a gain or loss depending upon whether the amount from the closing transaction is less or greater than the premium received.

        SHORT SALES
        When the Fund sells short, it may borrow the security sold short and deliver it to the broker-dealer through which it sold short as collateral for its obligation to deliver the security upon conclusion of the sale. Additionally, the Fund generally is required to deliver cash or securities as collateral for the Fund's obligation to return the borrowed security. The Fund may have to pay a fee to borrow the particular securities and may be obligated to pay over any payments received on such borrowed securities. A gain, limited to the price at which the Fund sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less or greater than the proceeds originally received.

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        FINANCING TRANSACTIONS
        The Fund enters into repurchase agreements as a borrower (securities sold under agreement to repurchase) and as a lender (securities purchased under agreement to resell). All repurchase agreements are carried at their contractual amounts on the Statement of Assets and Liabilities, and the accrued income (expense) is recorded separately. Securities sold under agreements to repurchase include buy-sell financing transactions.

        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
        ("REVERSE REPURCHASE AGREEMENTS")
        The Fund monitors collateral market values relative to the amounts due under the agreements, including accrued interest, throughout the lives of the agreements, and when necessary, requires transfer of cash or securities in order to manage exposure and liquidity. In connection with such agreements, if the counterparty defaults or enters an insolvency proceeding, realization or return of the collateral to the Fund may be delayed or limited.

        At December 31, 2007, the Fund had no securities sold under agreements to repurchase.

        SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL ("REPURCHASE
        AGREEMENTS")
        Securities purchased under agreements to resell are generally collateralized principally by U.S. government and agency securities. The Fund takes possession of such underlying collateral, monitors its market value relative to the amounts due under the agreements, including accrued interest, throughout the lives of the agreements, and when necessary, may require a transfer of additional cash or securities in order to manage exposure and liquidity. In connection with such agreements, if the counterparty defaults or enters an insolvency proceeding, realization or return of the funds to the Fund may be delayed or limited.

        At December 31, 2007, the Fund had securities purchased under agreements to resell totaling $59,174,000. The Fund received collateral in the form of various FNMA MBS pools under a held in custody agreement with an interest rate of 4.6% and a maturity of two days. The value of the securities, including accrued interest, received as collateral by the Fund that it was permitted to sell or repledge was $59,189,122.

        INCOME TAXES
        The Fund is a Cayman Islands exempted company. Under the current laws of the Cayman Islands, there are no income, estate, transfer, sale or other taxes payable by the Fund. The Fund is taxed as a partnership for U.S. Federal income tax purposes, and as such, is not subject to income taxes; each investor may be individually liable for income taxes, if any, on its share of the Fund's net taxable income. The Fund trades securities for its own account and, as such, investors are generally not subject to U.S. tax on such earnings (other than certain withholding taxes indicated below). The Investment Manager intends to conduct the business of the Fund to the maximum extent practicable so that the Fund's activities do not constitute a U.S. trade or business. Interest and other income received by the Fund from sources within the United States may be subject to, and reflected net of, United States withholding tax at the rate of 30%. Interest, dividend and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced.

        On February 1, 2008, FASB issued FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises ("FSP"), which allows the Fund to defer the adoption of FIN 48 until periods beginning after December 15, 2007. The Investment Manager has elected to take advantage of this deferral. Based on its analysis, the Investment Manager has determined that the adoption of FIN 48 will not have a

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        material impact to the Fund's financial statements. However, the Investment Manager's conclusions regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of tax laws, regulations and interpretations thereof.

        FIN 48 requires the Investment Manager to determine whether a tax position of the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Fund recording a tax liability that would reduce net assets. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to net assets upon adoption.

3.      DUE TO/FROM BROKERS

        The Fund has brokerage agreements with various brokerage firms to carry its account as a customer. The brokers have custody of the Fund's securities and, from time to time, cash balances may be due to/from these brokers.

        These securities and/or cash positions serve as collateral for any amounts due to brokers or as collateral for securities sold, not yet purchased or investment securities purchased on margin. The securities and/or cash positions also serve as collateral for potential defaults of the Fund.

        The Fund is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody.

4.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND OTHER RISKS

        The Fund may invest on a leveraged basis in various financial instruments and is exposed to market risks resulting from changes in the fair value of the instruments. The Statement of Assets and Liabilities may include the market or fair value of contractual commitments involving forward settlements, futures contracts and swap transactions as well as investments in securities sold short. These instruments involve elements of market risk in excess of amounts reflected on the Statement of Assets and Liabilities. Derivative financial statements are used by the Fund to help manage such market risk and to take an active long or short position in the market. Should interest rates move unexpectedly, the Fund may not achieve the anticipated benefits of the hedging instruments and may realize a loss. Further, the use of such derivative instruments involves the risk of imperfect correlation in movements in the price of the instruments, interest rates and the underlying hedged assets.

        The investment characteristics of mortgage-backed and asset-backed securities differ from traditional debt securities. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying residential or commercial mortgage loans or other assets generally may be prepaid at any time. Maturities on mortgage-backed and asset-backed securities represent stated maturity dates. Actual maturity dates may differ based on prepayment rates.

        The Fund is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. The maximum credit exposure related to the derivative financial instruments of the

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        Fund is equal to the fair value of the contracts with positive fair values as of December 31, 2007. It is the policy of the Fund to transact the majority of its securities and contractual commitment activity with broker-dealers, banks and regulated exchanges that the Investment Manager considers to be well established.

        The Fund's short-biased strategy depends in large measure upon the ability of the Investment Manager to identify ABS that experience future credit losses arising from the defaults by obligors on the related mortgage loans. This is the opposite approach from that employed in traditional long-bias credit investment strategies that generally seek to avoid credit losses on investments purchased on the basis of fundamental credit analysis, or on other bases.

        There can be no assurance that the Investment Manager's assessments of the likelihood of default and losses on specific ABS transactions will be accurate or that the predictive strengths of the Investment Manager's models and practices will not decline. Even if ABS default and loss rates increase generally in the future relative to the rates observed in the past, the Fund's return objectives will not be met if the Fund has bought credit protection or otherwise shorted securities that do not experience such higher default and loss rates.

        The Fund's strategy also includes long investments that are intended to generate positive income during the first several years of the Fund, in order to partially offset the negative carry of the short positions. Losses on these long positions could produce losses for the Fund and could result in the failure of the Fund to achieve the intended purpose of offsetting the CDS premium costs.

        The Fund is a new enterprise with limited operating history. Accordingly, an investment in the Fund entails risk. There can be no assurance that the Fund will achieve its investment objective or that the Fund's strategies will be successful. There exists a possibility that an investor could suffer a substantial loss as a result of an investment in the Fund.

        The success of any investment activity is influenced by general economic conditions that may affect the level and volatility of equity prices, credit spreads, interest rates and the extent and timing of investor participation in the markets for both equity and interest-rate-sensitive securities. Unexpected volatility or illiquidity in the markets in which the Fund directly or indirectly holds positions could impair the Fund's ability to carry out its business and could cause the Fund to incur losses.

        Depending on market conditions, reliable pricing information will not always be available from any source. Prices quoted by different sources are subject to material variation.

        Credit-sensitive tranches of ABS are exposed to credit risk arising from possible defaults of the underlying loans and recovery rates on those liquidated loans. The default rates of loans backing these securities is dependent on a number of factors including the quality and characteristics of the loans, national and regional economic growth, real estate values, the level of interest rates, changes in the availability of mortgage financing and other factors. Recovery values following a default will be dependent largely on regional and national real estate values among other things; although real estate values may depend on other economic variables.

        The rate of prepayments on the loans collateralizing a subordinate ABS tranche will generally have a significant effect on the amount of obligor defaults a tranche can face before suffering losses of interest or principal. The Investment Manager believes it is impossible to accurately predict prepayment rates because prepayment rates are heavily influenced by equally unpredictable interest rates. Consequently, while

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        the Investment Manager seeks to explore the potential effects of a wide range of possible prepayment rates for securities or CDS it purchases or sells, there can be no assurance that this analysis will exhaust the possible paths prepayments could take, or that the effects of any particular prepayment rate scenario will be evaluated correctly in respect of a specific ABS tranche or CDS.

        A decline in the market value of the Fund's portfolio of assets may limit the Investment Manager's ability to borrow, or may result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional assets to re-establish the ratio of the amount of the borrowing to the value of the collateral). The Investment Manager could be required to sell assets at distressed prices under adverse market conditions in order to satisfy the requirements of the lenders. A default by the Fund under its collateralized borrowings could also result in a liquidation of the collateral by the lender, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

        As discussed in Note 1, the Fund's investors are two Feeder Funds managed by the Investment Manager. The Fund could be materially affected by significant subscriptions and redemptions from the underlying investors of these Feeder Funds.

5.      SHARE CAPITAL

        The authorized share capital of the Fund consists of 5,000,000 shares having a par value of $0.01 (U.S.) per share. At December 31, 2007,
        931.50 shares were issued and outstanding.

        Common shares are offered at an offering price equal to the net asset value per common share as of the close of business on the immediately preceding business day.

        Any holder of common shares has the right, in accordance with and subject to the applicable provisions of the memorandum of association of the Fund and the laws of the Cayman Islands, to have all or a portion of their shares redeemed on a date determined by the Directors.

        At December 31, 2007, all outstanding shares are held by the Feeder
        Funds.

        The following table reconciles share transactions for the year ended December 31, 2007:

                                                                SHARES

        Balance, January 2, 2007                                  --
        Shares issued                                            1,150.86
        Shares redeemed                                           (219.36)
                                                              -----------
        BALANCE, DECEMBER 31, 2007                                 931.50
                                                              ===========

        The Directors of the Fund have the sole discretion to authorize distribution of dividends.

6.      DIRECTORS AND FEES

        The following persons are independent non-executive Directors of the
        Fund:

        o       David Bree

HFH SHORTPLUS MASTER FUND, LTD.
(A CAYMAN ISLANDS EXEMPTED COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
--------------------------------------------------------------------------------

        o       Peter Burnim

        All members of the Board of Directors are reimbursed for their out-of-pocket expenses incurred in connection with the performance of their duties and each receives an annual fee of approximately $5,000. No Directors have a shareholder interest in the Fund or have an interest, direct or indirect, in any transaction affecting the Fund during the year ended December 31, 2007, which is unusual in nature or significant to the business of the Fund. No Director has any contracts of significance with the Fund.

7.      CONTINGENCIES AND COMMITMENTS

        In the normal course of business, the Fund enters into contracts that contain a variety of representations, warranties and general indemnifications. The Fund's maximum exposure under these arrangements, including future claims that may be made against the Fund that have not yet occurred, is unknown. However, based on experience of the Investment Manager, the Fund expects the risk of loss associated with such contracts to be remote.

8.      RELATED PARTY TRANSACTIONS

        The Investment Manager provides discretionary services to other funds that follow an investment program similar to that which was followed by the Fund. Investments may be allocated between the Fund and other funds. Also, the Fund may purchase securities from and sell securities to such other funds. No additional transaction costs are incurred by the Fund as a result of such transactions. The Investment Manager allocates certain expenses to the Fund for the day-to-day accounting and administrative services performed by its employees on behalf of the Fund. For the year-ended December 31, 2007, these costs amounted to $163,588. These costs are included in the Fund's "professional expenses" on the statement of operations.

9.      SUBSEQUENT EVENTS

        From January 1 through March 1, 2008, the Fund had redemptions of $33,617,455.

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Fund's financial statements.

                     AFFIRMATION OF COMMODITY POOL OPERATOR





To the best of my knowledge and belief the information contained herein pertaining to HFH ShortPLUS Master Fund, Ltd. is accurate and complete.




                                     Highland Financial Holdings Group, LLC
                                     Commodity Pool Operator


                                     /s/ Paul Ullman
                                     ------------------------------------------
                                     By Paul Ullman
                                     President of Highland Financial Holdings
                                     Group, LLC The Investment Manager of
                                     Highland ShortPLUS Master Fund, Ltd.