Form 10-Q
period 2008-03-31
LEUCADIA NATIONAL CORP
filed 2008-05-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer    X             Accelerated filer
                               -----                                      -----
      Non-accelerated filer                    Smaller reporting company
                               -----                                      -----
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                 YES                    NO     X
                      -------                ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 1, 2008: 232,706,864.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Dollars in thousands, except par value)
(Unaudited)

                                                                                          March 31,             December 31,
                                                                                             2008                  2007
                                                                                        ------------           -----------

ASSETS
Current assets:
   Cash and cash equivalents                                                             $   258,092           $   456,970
   Investments                                                                               367,819               983,199
   Trade, notes and other receivables, net                                                   125,294               133,765
   Prepaids and other current assets                                                         183,860               146,199
                                                                                         -----------           -----------
       Total current assets                                                                  935,065             1,720,133
Non-current investments                                                                    2,877,777             2,776,521
Notes and other receivables, net                                                              20,036                16,388
Intangible assets, net and goodwill                                                           77,557                79,506
Deferred tax asset, net                                                                    1,216,660             1,113,925
Other assets                                                                                 570,738               544,432
Property, equipment and leasehold improvements, net                                          502,668               512,804
Investments in associated companies ($295,418 measured using
 fair value option at March 31, 2008)                                                      1,729,445             1,362,913
                                                                                         -----------           -----------
           Total                                                                         $ 7,929,946           $ 8,126,622
                                                                                         ===========           ===========

LIABILITIES
Current liabilities:
   Trade payables and expense accruals                                                   $   206,323           $   229,560
   Deferred revenue                                                                           87,628                86,993
   Other current liabilities                                                                  11,520                10,992
   Debt due within one year                                                                  153,689               132,405
                                                                                         -----------           -----------
       Total current liabilities                                                             459,160               459,950
Other non-current liabilities                                                                 72,794                71,061
Long-term debt                                                                             2,029,128             2,004,145
                                                                                         -----------           -----------
       Total liabilities                                                                   2,561,082             2,535,156
                                                                                         -----------           -----------

Commitments and contingencies

Minority interest                                                                             21,364                20,974
                                                                                         -----------           -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
 222,610,840 and 222,574,440 shares issued and outstanding, after deducting
 56,886,204 shares held in treasury                                                          222,611               222,574
Additional paid-in capital                                                                   786,387               783,145
Accumulated other comprehensive income                                                       844,918               975,365
Retained earnings                                                                          3,493,584             3,589,408
                                                                                         -----------           -----------
       Total shareholders' equity                                                          5,347,500             5,570,492
                                                                                         -----------           -----------
           Total                                                                         $ 7,929,946           $ 8,126,622
                                                                                         ===========           ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)


                                                                                            2008                2007
                                                                                          --------           ---------


Revenues and Other Income:
   Manufacturing                                                                          $  85,147          $  96,594
   Telecommunications                                                                       119,425             32,771
   Property management and service fees                                                      39,556                --
   Gaming entertainment                                                                      27,342                --
   Investment and other income                                                               45,097             51,899
   Net securities gains                                                                       8,282             15,921
                                                                                          ---------          ---------
                                                                                            324,849            197,185
                                                                                          ---------          ---------
Expenses:
   Cost of sales:
      Manufacturing                                                                          74,253             80,747
      Telecommunications                                                                    106,114             27,607
   Direct operating expenses:
      Property management and services                                                       27,419                --
      Gaming entertainment                                                                   24,588                --
   Interest                                                                                  35,782             20,076
   Salaries and incentive compensation                                                       22,514             19,140
   Depreciation and amortization                                                             11,446              6,180
   Selling, general and other expenses                                                       55,526             52,231
                                                                                          ---------          ---------
                                                                                            357,642            205,981
                                                                                          ---------          ---------
       Loss from continuing operations before income taxes and
         income (loss) related to associated companies                                      (32,793)            (8,796)
Income taxes                                                                                (11,350)            (3,732)
                                                                                          ---------          ---------
       Loss from continuing operations before income (loss)
         related to associated companies                                                    (21,443)            (5,064)
Income (loss) related to associated companies, net of taxes                                 (74,381)            12,925
                                                                                          ---------          ---------
       Income (loss) from continuing operations                                             (95,824)             7,861
Income from discontinued operations, net of taxes                                              --                  222
Gain on disposal of discontinued operations, net of taxes                                      --                  291
                                                                                          ---------          ---------

       Net income (loss)                                                                  $ (95,824)         $   8,374
                                                                                          =========          =========

Basic earnings (loss) per common share:
       Income (loss) from continuing operations                                              $ (.43)             $ .04
       Income from discontinued operations                                                      --                 --
       Gain on disposal of discontinued operations                                              --                 --
                                                                                             ------              -----
           Net income (loss)                                                                 $ (.43)             $ .04
                                                                                             ======              =====

Diluted earnings (loss) per common share:
       Income (loss) from continuing operations                                              $ (.43)             $ .04
       Income from discontinued operations                                                      --                 --
       Gain on disposal of discontinued operations                                              --                 --
                                                                                             ------              -----
           Net income (loss)                                                                 $ (.43)             $ .04
                                                                                             ======              =====



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(In thousands)
(Unaudited)


                                                                                                 2008            2007
                                                                                             -----------      ----------


Net cash flows from operating activities:
Net income (loss)                                                                            $   (95,824)     $    8,374
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
   Deferred income tax provision (benefit)                                                       (52,533)          4,666
   Depreciation and amortization of property, equipment and leasehold improvements                12,756           7,862
   Other amortization                                                                              2,750          (1,463)
   Share-based compensation                                                                        2,481           3,384
   Excess tax benefit from exercise of stock options                                                (182)           (554)
   Provision for doubtful accounts                                                                   (95)            (69)
   Net securities gains                                                                           (8,282)        (15,921)
   (Income) loss related to associated companies                                                 113,752         (22,451)
   Distributions from associated companies                                                        11,612          26,866
   Net gains related to real estate, property and equipment, and other assets                    (14,533)         (1,835)
   Gain on disposal of discontinued operations                                                       --             (505)
   Investments classified as trading, net                                                         29,163          39,097
   Net change in:
      Restricted cash                                                                             (9,725)         (3,987)
      Trade, notes and other receivables                                                             173          (2,967)
      Prepaids and other assets                                                                   (3,387)         (3,792)
      Trade payables and expense accruals                                                        (32,830)         (6,291)
      Other liabilities                                                                             (658)            915
      Deferred revenue                                                                               635             349
      Income taxes payable                                                                        (1,249)         (4,201)
   Other                                                                                             (87)         (1,151)
                                                                                             -----------      ----------
      Net cash provided by (used for) operating activities                                       (46,063)         26,326
                                                                                             -----------      ----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                    (11,047)         (9,330)
Acquisitions of and capital expenditures for real estate investments                             (34,340)         (9,973)
Proceeds from disposals of real estate, property and equipment, and other assets                   1,848          13,392
Acquisitions, net of cash acquired                                                                   --          (87,814)
Collection of Premier Entertainment Biloxi, LLC's insurance proceeds                              11,089             --
Net change in restricted cash                                                                        395         (10,000)
Advances on notes and other receivables                                                           (6,754)         (6,126)
Collections on notes, loan and other receivables                                                   9,407           8,742
Investments in associated companies                                                             (411,589)       (156,428)
Capital distributions from associated companies                                                   33,348           2,950
Purchases of investments (other than short-term)                                              (1,827,228)       (463,030)
Proceeds from maturities of investments                                                           56,458         166,668
Proceeds from sales of investments                                                             1,973,171         436,833
Other                                                                                                270             384
                                                                                             -----------      ----------
      Net cash used for investing activities                                                    (204,972)       (113,732)
                                                                                             -----------      ----------

Net cash flows from financing activities:
Issuance of debt, net of issuance costs                                                           47,913         494,704
Reduction of debt                                                                                 (1,834)           (780)
Issuance of common shares                                                                            616           3,840
Excess tax benefit from exercise of stock options                                                    182             554
Other                                                                                              5,217           2,317
                                                                                             -----------      ----------
      Net cash provided by financing activities                                                   52,094         500,635
                                                                                             -----------      ----------
Effect of foreign exchange rate changes on cash                                                       63              10
                                                                                             -----------      ----------
      Net increase (decrease) in cash and cash equivalents                                      (198,878)        413,239
Cash and cash equivalents at January 1,                                                          456,970         287,199
                                                                                             -----------      ----------
Cash and cash equivalents at March 31,                                                       $   258,092      $  700,438
                                                                                             ===========      ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2008 and 2007
(In thousands, except par value)
(Unaudited)


                                                      Common                     Accumulated
                                                      Shares        Additional      Other
                                                      $1 Par         Paid-In     Comprehensive       Retained
                                                      Value          Capital     Income (Loss)       Earnings         Total
                                                    ---------       ---------     -----------      -----------      ---------

Balance, January 1, 2007                           $ 216,351        $ 520,892     $   (4,726)      $ 3,160,758      $3,893,275
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $61,997                                            109,264                           109,264
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $263                                                   462                               462
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $50                                          87                                87
   Net change in minimum pension liability and
     postretirement benefits, net of taxes of $167                                       293                               293
   Net income                                                                                            8,374           8,374
                                                                                                                    ----------
     Comprehensive income                                                                                              118,480
                                                                                                                    ----------
Share-based compensation expense                                        3,384                                            3,384
Exercise of options to purchase common shares,
  including excess tax benefit                           232            4,162                                            4,394
Purchase of common shares for treasury                    (3)             (99)                                            (102)
                                                   ---------        ---------     ----------       -----------      ----------

Balance, March 31, 2007                            $ 216,580        $ 528,339     $  105,380       $ 3,169,132      $4,019,431
                                                   =========        =========     ==========       ===========      ==========


Balance, January 1, 2008                           $ 222,574        $ 783,145     $  975,365       $ 3,589,408      $5,570,492
                                                                                                                    ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $78,599                                           (137,433)                         (137,433)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $4,012                                               7,013                             7,013
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $84                                        (147)                             (147)
   Net change in pension liability and
     postretirement benefits, net of taxes of $69                                        120                               120
   Net loss                                                                                            (95,824)        (95,824)
                                                                                                                    ----------
     Comprehensive loss                                                                                               (226,271)
                                                                                                                    ----------
Share-based compensation expense                                        2,481                                            2,481
Exercise of options to purchase common shares,
  including excess tax benefit                            37              761                                              798
                                                   ---------        ---------     ----------       -----------      ----------

Balance, March 31, 2008                            $ 222,611        $ 786,387     $  844,918       $ 3,493,584      $5,347,500
                                                   =========        =========     ==========       ===========      ==========









             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report filed on Form 10-K, as amended, for such year (the "2007 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2007 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

     Effective January 1, 2008 (except as described below), the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), and Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a hierarchy that prioritizes inputs to valuation techniques and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don't qualify as a Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level 3). The Company elected to defer the effectiveness of SFAS 157 for one year only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have any impact on the Company's consolidated financial statements other than expanded disclosures; however, fair value measurements for new assets or liabilities and fair value measurements for existing nonfinancial assets and nonfinancial liabilities may be materially different under SFAS 157.

     SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value (the "fair value option"), and to report unrealized gains and losses on items for which the fair value option is elected in earnings. SFAS 159 identifies eligible items for which the fair value option may be elected, specifies election dates for eligible items (including all eligible items held as of January 1, 2008) and also permits the election of the fair value option on an instrument-by-instrument basis subject to certain exceptions. The Company did not elect the fair value option as of January 1, 2008 for any eligible items. However, for eligible items for which the accounting treatment changes, or that are acquired or entered into after SFAS 159 was adopted or otherwise become subject to a new election date, the Company intends to make an assessment at such time as to whether to elect the fair value option.

     In February 2008, the Company elected the fair value option for one of its associated company investments, rather than apply the equity method of accounting. Unrealized gains and losses from this investment are reflected as a component of income (loss) related to associated companies in the consolidated statement of operations. Dividends, if any, declared on this investment will be recognized as a component of income (loss) related to associated companies on the ex-dividend date. See Note 14 for information concerning this investment.

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161, which is effective for fiscal years beginning after November 15, 2008, requires enhanced disclosures about an entity's derivative and hedging activities, including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements, but expects they will have a material impact on the accounting for future acquisitions and noncontrolling interests.

     Certain amounts for prior periods have been reclassified to be consistent with the 2008 presentation.

2. Results of operations for the Company's segments are reflected from the date of acquisition, which was March 2007 for the telecommunications business conducted by the Company's 75% owned subsidiary STi Prepaid, LLC ("STi Prepaid"), and June 2007 for the property management and services business conducted by ResortQuest International, Inc. ("ResortQuest"). As more fully discussed in the 2007 10-K, the gaming entertainment business conducted by Premier Entertainment Biloxi, LLC ("Premier") has been reflected as a consolidated subsidiary since its emergence from bankruptcy in August 2007; for earlier 2007 periods Premier was classified as an investment in an associated company. The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and income (loss) related to associated companies.

     Certain information concerning the Company's segments for the three month periods ended March 31, 2008 and 2007 is presented in the following table.

                                                                                    2008                 2007
                                                                                 ---------            ----------
                                                                                          (In thousands)

      Revenues and other income (a):
        Manufacturing:
           Idaho Timber                                                          $   58,470           $   72,517
           Conwed Plastics                                                           26,739               24,178
        Telecommunications                                                          119,684               32,844
        Property Management and Services                                             39,700                  --
        Gaming Entertainment (b)                                                     39,531                  --
        Domestic Real Estate                                                           (713)               4,294
        Medical Product Development                                                     274                  271
        Other Operations                                                             15,473               10,555
        Corporate                                                                    25,691               52,526
                                                                                 ----------           ----------
            Total consolidated revenues and other income                         $  324,849           $  197,185
                                                                                 ==========           ==========

     Loss from continuing operations before income taxes and income (loss)
      related to associated companies:
        Manufacturing:
           Idaho Timber                                                          $     (979)           $   4,229
           Conwed Plastics                                                            3,873                3,364
        Telecommunications                                                            3,187                2,905
        Property Management and Services                                              4,283                  --
        Gaming Entertainment                                                          9,395                  --
        Domestic Real Estate                                                         (4,775)              (1,497)
        Medical Product Development                                                  (7,401)              (8,367)
        Other Operations (c)                                                         (3,101)              (5,010)
        Corporate                                                                   (37,275)              (4,420)
                                                                                 ----------           ----------
            Total consolidated loss from continuing
             operations before income taxes and income
             (loss) related to associated companies                              $  (32,793)          $   (8,796)
                                                                                 ==========           ==========


     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

     (b) For the three month period ended March 31, 2008, the gaming entertainment segment's revenues and other income includes a $7,300,000 gain from the settlement of an insurance claim and $4,700,000 resulting from capital contributions from the minority interest. In prior periods, the Company recorded 100% of the losses from this segment after cumulative loss allocations to the minority interest had reduced the minority interest liability to zero. Since the minority interest liability remains at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the minority interest losses that were not previously allocated to them.

     (c) Other operations includes pre-tax losses of $4,800,000 and $3,400,000 for the periods ended March 31, 2008 and 2007, respectively, for investigation and evaluation of various energy related projects. There were no material operating revenues associated with these activities.

     For the three month periods ended March 31, 2008 and 2007, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $16,600,000 and $10,700,000, respectively; such amounts are primarily comprised of Corporate ($3,600,000 and $2,900,000, respectively), manufacturing ($4,400,000 and $4,600,000, respectively), gaming entertainment ($4,200,000 in 2008), domestic real estate ($600,000 and $900,000, respectively), property management and services ($1,300,000 in 2008) and other operations ($2,100,000 and $2,100,000, respectively). Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended March 31, 2008 and 2007, income (loss) from continuing operations has been reduced by interest expense of $35,800,000 and $20,100,000, respectively; such amounts are primarily comprised of Corporate ($35,400,000 and $20,100,000, respectively) and gaming entertainment ($400,000 in 2008). Interest expense for other segments is not material.

3. The following tables provide summarized data with respect to significant investments in associated companies accounted for under the equity method of accounting for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2008 (in thousands).

                                                                                                     March 31,      March 31,
                                                                                                       2008           2007
                                                                                                    ---------       --------

     Pershing Square IV, L.P. ("Pershing Square"):
         Total revenues                                                                             $ (47,200)      $  --
         Loss from continuing operations before extraordinary items                                   (49,100)         --
         Net loss                                                                                     (49,100)         --
         The Company's equity in net loss                                                              (5,000)         --

     HFH ShortPLUS Fund, L.P. ("Shortplus"):
         Total revenues                                                                             $  40,500       $  --
         Income from continuing operations before extraordinary items                                  35,200          --
         Net income                                                                                    35,200          --
         The Company's equity in net income                                                             8,500          --

     In March 2008, the Company increased its equity investment in the common shares of IFIS Limited ("IFIS"), a private Argentine company, from approximately 3% to 26% for an additional cash investment of $83,900,000. At March 31, 2008, the Company's aggregate investment in IFIS was classified as an investment in an associated company of $86,300,000 and is accounted for under the equity method of accounting. At December 31, 2007, the Company's investment in IFIS was classified as a non-current investment and was carried at cost. The Company's share of IFIS's net income for the period ended March 31, 2008 was not material.

     IFIS owns a variety of investments, and its largest investment is approximately 34% of the outstanding common shares of Cresud Sociedad Anonima Comercial, Inmobiliaria, Financiera y Agropecuaria ("Cresud"). Cresud is an Argentine agricultural company involved in a range of activities including crop production, cattle raising and milk production. Cresud's common shares trade on the Buenos Aires Stock Exchange (Symbol:
     CRES); in the U.S., Cresud trades as American Depository Shares or ADSs (each of which represents ten common shares) on the NASDAQ Global Select Market (Symbol: CRESY). Cresud is also indirectly engaged in the Argentine real estate business through its approximate 34% interest in IRSA Inversiones y Representaciones Sociedad Anonima ("IRSA"), a company engaged in a variety of real estate activities in Argentina including ownership of residential properties, office buildings, shopping centers and luxury hotels. IRSA's common shares also trade on the Buenos Aires Stock Exchange (Symbol: IRSA); in the U.S., IRSA trades as ADSs on the New York Stock Exchange ("NYSE") (Symbol: IRS).

     The Company also acquired a direct equity interest in Cresud for an aggregate cash investment of $54,300,000. The Company owns 3,364,174 Cresud ADSs, representing approximately 6.7% of Cresud's outstanding common shares, and currently exercisable warrants to purchase 11,213,914 Cresud common shares (or 1,121,391 Cresud ADSs) at an exercise price of $1.68 per share. The warrants expire on May 22, 2015 and are exercisable during a six day period from and including the 17th to the 22nd day of each February, May, September and November. The Company's direct investment in Cresud is classified as a non-current available for sale investment and carried at fair value.

4. A summary of investments at March 31, 2008 and December 31, 2007 is as follows (in thousands):


                                                                            March 31, 2008                 December 31, 2007
                                                                --------------------------------   -------------------------------
                                                                                  Carrying Value                     Carrying Value
                                                                 Amortized        and Estimated      Amortized        and Estimated
                                                                    Cost            Fair Value         Cost            Fair Value
                                                                 ---------        --------------     ----------       ------------

     Current Investments:
        Investments available for sale                          $   298,113         $   298,873     $   897,470        $   899,053
        Trading securities                                           28,389              60,133          47,180             71,618
        Other investments, including accrued interest income          8,813               8,813          12,528             12,528
                                                                -----------         ----------      -----------        -----------
            Total current investments                           $   335,315         $   367,819     $   957,178        $   983,199
                                                                ===========         ===========     ===========        ===========

     Non-current Investments:
        Investments available for sale                          $ 1,255,048         $ 2,706,499     $   951,988        $ 2,618,648
        Other investments                                           171,278             171,278         157,873            157,873
                                                                -----------         -----------     -----------        -----------
            Total non-current investments                       $ 1,426,326         $ 2,877,777     $ 1,109,861        $ 2,776,521
                                                                ===========         ===========     ===========        ===========

     Non-current available for sale investments include 277,986,000 common shares of Fortescue Metals Group Ltd ("Fortescue"), representing approximately 9.9% of the outstanding Fortescue common stock. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol: FMG), and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Fortescue shares have a cost of $246,300,000 and market values of $1,652,400,000 and $1,824,700,000 at March 31, 2008 and December 31, 2007,
     respectively.

     Non-current other investments include 5,600,000 common shares of Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost and carrying value of $78,000,000 at March 31, 2008 and December 31, 2007. As more fully discussed in the 2007 10-K, the Inmet shares are restricted and may not be sold until August 2009 or earlier under certain specified circumstances. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At March 31, 2008, the market value of the Inmet shares is $409,600,000.

5. A summary of intangible assets, net and goodwill at March 31, 2008 and December 31, 2007 is as follows (in thousands):


                                                                                                      March 31,      December 31,
                                                                                                       2008             2007
                                                                                                    -----------      ----------

     Intangibles:
        Customer relationships, net of accumulated amortization of $21,521 and $19,472                 $ 50,697       $ 52,362
        Licenses, net of accumulated amortization of $516 and $361                                       11,372         11,527
        Trademarks and tradename, net of accumulated amortization of $456 and $403                        1,866          1,886
        Patents, net of accumulated amortization of $493 and $453                                         1,867          1,907
        Other, net of accumulated amortization of $2,117 and $2,048                                       3,604          3,673
     Goodwill                                                                                             8,151          8,151
                                                                                                       --------       --------
                                                                                                       $ 77,557       $ 79,506
                                                                                                       ========       ========

     Amortization expense on intangible assets was $2,400,000 and $2,100,000 for the three month periods ended March 31, 2008 and 2007, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2008 (for the remaining nine months) - $6,900; 2009 - $8,900; 2010 - $8,500; 2011 -
     $8,100; and 2012 - $7,800.

     All of the goodwill in the above table relates to Conwed Plastics.

6. A summary of accumulated other comprehensive income (loss), net of taxes at March 31, 2008 and December 31, 2007 is as follows (in thousands):

                                                                            March 31,         December 31,
                                                                               2008               2007
                                                                            ----------         -----------

          Net unrealized gains on investments                               $  860,245         $  997,678
          Net unrealized foreign exchange gains                                 14,017              7,004
          Net unrealized losses on derivative instruments                       (1,211)            (1,064)
          Net minimum pension liability                                        (28,882)           (29,023)
          Net postretirement benefit                                               749                770
                                                                            ----------         ----------
                                                                            $  844,918         $  975,365
                                                                            ==========         ==========

7. Investment and other income includes changes in the fair values of derivative financial instruments of $(4,700,000) and $(100,000) for the three month periods ended March 31, 2008 and 2007, respectively.

8. Pension expense charged to operations for the three month periods ended March 31, 2008 and 2007 related to defined benefit pension plans included the following components (in thousands):

                                                                                 2008              2007
                                                                              --------           --------

          Interest cost                                                       $ 3,096            $ 2,956
          Expected return on plan assets                                       (2,667)            (2,667)
          Actuarial loss                                                          168                412
          Amortization of prior service cost                                        1                  1
                                                                              -------            -------
             Net pension expense                                              $   598            $   702
                                                                              =======            =======

     The Company did not make any contributions to its defined benefit pension plans during the first quarter of 2008.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three month periods ended March 31, 2008 and 2007.

9. For the three months ended March 31, 2008 and 2007, salaries and incentive compensation expense included $2,500,000 and $3,400,000, respectively, for share-based compensation expense relating to grants previously made under the Company's senior executive warrant plan and fixed stock option plan. No grants were made during the 2008 period.

10. The aggregate amount of unrecognized tax benefits reflected in the Company's consolidated balance sheet was $12,800,000 (including $3,400,000 for interest); if recognized, such amounts would lower the Company's effective tax rate. Unrecognized tax benefits were not materially different at December 31, 2007. Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits will decrease by an additional $3,500,000 upon the expiration of the statute of limitations. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2001. The Company's New York State and New York City income tax returns are currently being audited for the 2003 to 2005 period.

11. Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding. To determine diluted earnings (loss) per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants, unless the effect is antidilutive. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings (loss) per share amounts was 222,584,000 and 216,409,000 for the three month periods ended March 31, 2008 and 2007, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 222,584,000 and 216,779,000 for the three month periods ended March 31, 2008 and 2007, respectively. The denominator for dilutive per share computations for the three month period ended March 31, 2007 reflects the effect of dilutive options. For the three month period ended March 31, 2008, 1,506,000 options and warrants were not included in the computation of diluted loss per share as the effect was antidilutive. For the three month periods ended March 31, 2008 and 2007, the 3 3/4% Convertible Notes, which are convertible into 15,239,490 common shares, were not included in the computation of diluted earnings (loss) per share as the effect was antidilutive.

12. Cash paid for interest and income taxes (net of refunds) was $61,000,000 and $3,100,000, respectively, for the three month period ended March 31, 2008 and $25,300,000 and $5,700,000, respectively, for the three month period ended March 31, 2007.

13. Debt due within one year includes $145,800,000 and $125,000,000 as of March 31, 2008 and December 31, 2007, respectively, relating to repurchase agreements. At March 31, 2008, these fixed rate repurchase agreements have a weighted average interest rate of approximately 3.0%, mature in May 2008 and are secured by non-current investments with a carrying value of $156,200,000.

14. As of March 31, 2008, the Company had acquired approximately 25.6% of the outstanding voting securities of AmeriCredit Corp. ("ACF"), a company listed on the NYSE (Symbol: ACF), for aggregate cash consideration of $373,900,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, predominantly to consumers who are typically unable to obtain financing from other sources. ACF has historically funded its auto lending activities through the transfer of loans in securitization transactions. At March 31, 2008, the Company's investment in ACF is carried at fair value of $295,400,000, with an unrealized loss of $78,500,000 included in income (loss) related to associated companies in the consolidated statement of operations. At December 31, 2007, the Company's investment in ACF was classified as non-current investments and carried at fair value of $71,500,000.

     The Company's investment in ACF is one of the eligible items for which the fair value option identified in SFAS 159 can be elected, commencing on the date the Company acquired the right to vote 20% of the ACF common stock and the investment became subject to the equity method of accounting. If ACF were accounted for under the equity method, the Company would have to record its share of ACF's results of operations employing a quarterly reporting lag because of ACF's own public reporting requirements. In addition, electing the fair value option for ACF eliminates some of the uncertainty involved with impairment considerations, since the quoted market price for ACF common shares provides a readily determinable fair value at each balance sheet date. For these reasons the Company elected the fair value option for its investment in ACF.

     The relative significance of ACF to the Company could result in the Company including separate audited financial statements for ACF in its Annual Report on Form 10-K for the year ended December 31, 2008. The following table provides summarized data with respect to ACF for the three months ended March 31, 2008 (in thousands):

        Total revenues                                                                  $   638,700
        Income from continuing operations before extraordinary items                         38,200
        Net income                                                                           38,200

     The Company's investment in HomeFed Corporation ("HomeFed") is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option. HomeFed's common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal. For these reasons the Company did not elect the fair value option for HomeFed.

     The Company did not elect the fair value option during the first quarter of 2008 for any other eligible item identified in SFAS 159.

15. Aggregate information concerning assets and liabilities at March 31, 2008 that are measured at fair value on a recurring basis is presented below (dollars in thousands):

                                                                                    Fair Value Measurements Using (e)
                                                                                -----------------------------------------
                                                                                Quoted Prices in
                                                                               Active Markets for
                                                                               Identical Assets or      Significant Other
                                                         Total Fair Value        Liabilities             Observable Inputs
                                                          Measurements           (Level 1)                  (Level 2)
                                                          ------------        ------------------        -----------------

   Investments classified as current assets:
     Investments available for sale                        $   298,873            $   298,873                $    --
     Trading securities (a)                                     49,100                  5,474                    43,626
                                                           -----------            -----------                ----------
                                                               347,973                304,347                    43,626
                                                           -----------            -----------                ----------

   Non-current investments:
     Investments available for sale                          2,657,883              2,123,322                   534,561
                                                           -----------            -----------                ----------

   Investments in associated companies (b)                     295,418                295,418                     --
                                                           -----------            -----------                ----------
       Total                                               $ 3,301,274            $ 2,723,087                $  578,187
                                                           ===========            ===========                ==========

   Other current liabilities (c)                           $     5,699            $     5,699                $    --
   Other non-current liabilities (d)                            13,161                  --                       13,161
                                                           -----------            -----------                ----------
       Total                                               $    18,860            $     5,699                $   13,161
                                                           ===========            ===========                ==========

(a) During the period ended March 31, 2008, changes in fair value of $7,300,000 are reflected in net securities gains in the consolidated statement of operations.

(b) During the period ended March 31, 2008, a change in fair value of $78,500,000 is reflected in income (loss) related to associated companies in the consolidated statement of operations. This is the change in fair value of ACF, the only eligible item identified in SFAS 159 for which the Company has elected the fair value option.

(c) During the period ended March 31, 2008, a change in fair value of $100,000 is reflected in net securities gains in the consolidated statement of operations.

(d) Comprised of currency swap and interest rate swap derivative financial instruments. During the period ended March 31, 2008, a change in fair value of $4,700,000 is reflected in investment and other income in the consolidated statement of operations.

(e)  At  March  31,  2008,   the  Company  did  not  have  material  fair  value
     measurements using unobservable inputs (Level 3).

16. In April 2008, the Company sold to Jefferies Group, Inc. ("Jefferies") 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. In addition, the Company entered into a standstill agreement, pursuant to which for the two year period ending April 21, 2010, the Company agreed, subject to certain provisions, to limit its investment in Jefferies to not more than 30% of the outstanding Jefferies common shares and to not sell its investment, and received the right to nominate two directors to the board of directors of Jefferies. Jefferies also agreed to enter into a registration rights agreement covering all of the Jefferies shares of common stock owned by the Company, and the Company agreed to register the Company's common shares owned by Jefferies. Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

     The Jefferies shares acquired in April 2008, when added to the 4,265,800 shares of Jefferies common stock acquired by the Company during the first quarter of 2008 for $74,226,000, together with the Company's representation on the Jefferies board of directors, enables the Company to qualify to use the equity method of accounting for this investment. The Company's investment in Jefferies is one of the eligible items for which the fair value option identified in SFAS 159 can be elected, commencing on the date the investment became subject to the equity method of accounting, and the Company has elected the fair value option for this investment. The Company's rationale for electing the fair value option for Jefferies is the same as its rationale for its investment in ACF discussed above.

     As of May 8, 2008, including additional shares acquired in open market purchases after March 31, 2008, the Company owned an aggregate of 43,955,578 Jefferies common shares (27.5% of the outstanding Jefferies common stock) for an aggregate cost of $710,900,000, with an aggregate fair value of $810,500,000.

17. In April 2008, the Lake Charles Harbor & Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds which will support the development of a $1,600,000,000 petroleum coke gasification plant project currently being developed by the Company's wholly-owned subsidiary, Lake Charles Cogeneration LLC ("LCC"). The Lake Charles Cogeneration project is a new chemical manufacturing project planning to use quench gasification technology to produce energy products from low grade solid fuel sources such as petroleum coke. The primary products to be produced by the Lake Charles Cogeneration project will be substitute natural gas and hydrogen.

     LCC does not currently have access to the bond proceeds, which are currently being held in an escrow account by the bond trustee, and it will not have access to the bond proceeds until certain conditions are satisfied. The Company is not obligated to make equity contributions to LCC to fund a portion of the project's costs until it completes its investigation and the project is approved by the Company's board of directors. Upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be remarketed for a longer term and the proceeds will be released to LCC to use for the payment of development and construction costs for the project. The expected date for construction commencement is March 2009, with commercial operation of the plant to begin in 2012. Once LCC begins to draw down on the bond proceeds, any amounts drawn will be recorded as long-term indebtedness of LCC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 10-K.

                         Liquidity and Capital Resources

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of March 31, 2008, the sum of these amounts aggregated $3,503,700,000. However, since $590,000,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $2,913,700,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S.
Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Company's $1,652,400,000 investment in Fortescue common shares). The investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

As of March 31, 2008, the Company had acquired approximately 25.6% of the outstanding voting securities of ACF, a company listed on the NYSE, for aggregate cash consideration of $373,900,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, predominantly to consumers who are typically unable to obtain financing from other sources. ACF has historically funded its auto lending activities through the transfer of loans in securitization transactions. The Company has entered into a standstill agreement with ACF for the two year period ending March 3, 2010, pursuant to which the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, unless the buyer agreed to be bound by terms of the standstill agreement, and to not increase its ownership interest to more than 30% of the outstanding ACF common shares. ACF also entered into a registration rights agreement covering all of the common shares owned by the Company. At March 31, 2008, the Company's investment in ACF is carried at fair value of $295,400,000; the investment in ACF is the only eligible item for which the Company elected the fair value option described in SFAS 159.

In March 2008, the Company increased its equity investment in the common shares of IFIS, a private Argentine company, from approximately 3% to 26% for an additional cash investment of $83,900,000. At March 31, 2008, the Company's aggregate investment in IFIS was classified as an investment in an associated company of $86,300,000 and is accounted for under the equity method of accounting. IFIS owns a variety of investments, and its largest investment is approximately 34% of the outstanding common shares of Cresud, an Argentine agricultural company involved in a range of activities including crop production, cattle raising and milk production. Cresud's common shares trade on the Buenos Aires Stock Exchange (Symbol: CRES); in the U.S., Cresud trades as American Depository Shares or ADSs (each of which represents ten common shares) on the NASDAQ Global Select Market (Symbol: CRESY). Cresud is also indirectly engaged in the Argentine real estate business through its approximate 34% interest in IRSA, a company engaged in a variety of real estate activities in Argentina including ownership of residential properties, office buildings, shopping centers and luxury hotels. IRSA's common shares also trade on the Buenos Aires Stock Exchange (Symbol: IRSA); in the U.S., IRSA trades as ADSs on the NYSE (Symbol: IRS).

The Company also acquired a direct equity interest in Cresud for an aggregate cash investment of $54,300,000. The Company owns 3,364,174 Cresud ADSs, representing approximately 6.7% of Cresud's outstanding common shares, and currently exercisable warrants to purchase 11,213,914 Cresud common shares (or 1,121,391 Cresud ADSs) at an exercise price of $1.68 per share. The Company's direct investment in Cresud is classified as a non-current available for sale investment and carried at fair value.

In April 2008, the Company sold to Jefferies 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. In addition, the Company entered into a standstill agreement, pursuant to which for the two year period ending April 21, 2010, the Company agreed, subject to certain provisions, to limit its investment in Jefferies to not more than 30% of the outstanding Jefferies common shares and to not sell its investment, and received the right to nominate two directors to the board of directors of Jefferies. Jefferies, a company listed on the NYSE
(Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors. Jefferies also agreed to enter into a registration rights agreement covering all of the common shares owned by the Company.

The Jefferies shares acquired in April 2008, when added to the 4,265,800 shares of Jefferies common stock acquired by the Company during the first quarter of 2008 for $74,226,000, together with the Company's representation on the Jefferies board of directors, enables the Company to qualify to use the equity method of accounting for this investment. The Company's investment in Jefferies is one of the eligible items for which the fair value option identified in SFAS 159 can be elected, commencing on the date the investment became subject to the equity method of accounting, and the Company has elected the fair value option for this investment. As of May 8, 2008, including additional shares acquired in open market purchases after March 31, 2008, the Company owned an aggregate of 43,955,578 Jefferies common shares (27.5% of the outstanding Jefferies common stock) for an aggregate cost of $710,900,000, with an aggregate fair value of $810,500,000.

As more fully described in the 2007 10-K, during 2007 the Company and Jefferies formed Jefferies High Yield Holdings, LLC ("JHYH"), a newly formed entity, and the Company and Jefferies each committed to invest $600,000,000. The Company has invested $350,000,000 in JHYH and is currently committed to an additional investment of $250,000,000, subject to Jefferies prior request. Any request for additional capital contributions from the Company will now require the consent of the Company's designees to the Jefferies board.

As discussed above, in April 2008, the Lake Charles Harbor & Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds which will support the development of a $1,600,000,000 petroleum coke gasification plant project currently being developed by the Company's wholly-owned subsidiary, Lake Charles Cogeneration LLC ("LCC"). LCC does not currently have access to the bond proceeds, which are currently being held in an escrow account by the bond trustee, and it will not have access to the bond proceeds until certain conditions are satisfied. The Company is not obligated to make equity contributions to LCC to fund a portion of the project's costs until it completes its investigation and the project is approved by the Company's board of directors. Upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be remarketed for a longer term and the proceeds will be released to LCC to use for the payment of development and construction costs for the project. The expected date for construction commencement is March 2009, with commercial operation of the plant to begin in 2012. Once LCC begins to draw down on the bond proceeds, any amounts drawn will be recorded as long-term indebtedness of LCC.

                      Consolidated Statements of Cash Flows

Net cash of $46,100,000 was used for operating activities in the three month period ended March 31, 2008 as compared to $26,300,000 of net cash provided by operating activities in the three month period ended March 31, 2007. The change reflects decreased distributions of earnings from associated companies and increased interest expense payments. The change in operating cash flows also reflects decreased funds generated from activity in the trading portfolio. Funds used for operating activities during 2008 include the results of companies acquired during 2007, STi Prepaid and ResortQuest, and the results of Premier following its reconsolidation in the third quarter of 2007. STi Prepaid's telecommunications operations generated funds from operating activities of $5,200,000 and $6,600,000 during the 2008 and 2007 periods, respectively, the Company's property management and services segment generated funds of $2,900,000 in 2008 and Premier generated funds of $5,200,000 in 2008. For 2008, funds used by the Company's manufacturing segments were $7,700,000 as compared to $2,900,000 in the 2007 period, principally reflecting reduced profitability at Idaho Timber. Funds used by Sangart, Inc. ("Sangart"), a development stage company, increased to $6,900,000 during the 2008 period from $5,100,000 during the 2007 period. In 2008, distributions from associated companies principally include earnings distributed by JHYH ($4,300,000) and Goober Drilling, LLC ("Goober Drilling") ($4,500,000). In 2007, distributions from associated companies principally include earnings distributed by Jefferies Partners Opportunity Fund II, LLC ("JPOF II") ($26,200,000).

Net cash flows used for investing activities were $205,000,000 in the first quarter of 2008 and $113,700,000 in the first quarter of 2007. During 2007, acquisitions, net of cash acquired, principally include assets acquired by STi Prepaid ($84,600,000). Investments in associated companies include IFIS ($83,900,000) and ACF ($303,800,000) in 2008 and Goober Drilling, ($25,000,000),
Highland Opportunity Fund L.P. ("Highland Opportunity") ($74,000,000), Shortplus ($25,000,000), Cobre Las Cruces, S.A. ("CLC") ($4,000,000) and others
($28,400,000) in 2007. Capital distributions from associated companies principally include $17,300,000 from Safe Harbor Domestic Partners L.P. ("Safe Harbor"), $9,000,000 from Goober Drilling and $7,000,000 from EagleRock Capital Partners (QP), LP ("EagleRock") in the 2008 period.

Net cash provided by financing activities was $52,100,000 in the first quarter of 2008 and $500,600,000 in the first quarter of 2007. Issuance of long-term debt for the 2007 period reflects the issuance of $500,000,000 principal amount of the Company's 7 1/8% Notes and for the 2008 and 2007 periods reflects the increase in repurchase agreements of $20,800,000 and $4,700,000, respectively. Issuance of common shares for the three month periods ended March 31, 2008 and 2007 principally reflects the exercise of employee stock options.

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

The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income, and also takes into consideration unrealized gains in its investment portfolio. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, estimates apportionment factors for state and local taxing jurisdictions and includes all future years that the Company estimated it would have available net operating losses. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At March 31, 2008, the balance of the deferred valuation allowance was approximately $299,800,000.

Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company did not recognize any impairment losses on long-lived assets during the three month periods ended March 31, 2008 and 2007.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $6,700,000 and $100,000 for the three month periods ended March 31, 2008 and 2007, respectively.

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

Use of Fair Value Estimates - Substantially all of the Company's investment portfolio is classified as either available for sale or as trading securities, both of which are carried at estimated fair value in the Company's consolidated balance sheet. The Company's investment in ACF is also carried at fair value and is classified as an investment in an associated company. The estimated fair values are principally based on publicly quoted market prices, which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company also invests in limited partnerships or limited liability companies which are accounted for under the equity method of accounting. These investees hold investments in publicly and non-publicly traded securities, and as such are also subject to market-related risks and uncertainties and the risks inherent in estimating the fair values of such securities. Since changes in the fair value of all of these investments are recognized in the Company's consolidated balance sheet, and with respect to trading securities, securities owned by certain equity method investees and the Company's investment in ACF, also in the Company's consolidated statement of operations, the Company is exposed to volatility in securities markets.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of March 31, 2008, the Company's accrual for contingent losses was not material.

                             Results of Operations

      Three Months Ended March 31, 2008 Compared to the Three Months Ended
                                 March 31, 2007

General

Substantially all of the Company's operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. Poor general economic conditions can reduce the demand for products or services sold by the Company's operating subsidiaries and/or result in reduced pricing for products or services. Troubled industry sectors, like the residential real estate market, can have an adverse direct impact not only on the Company's real estate and property management and services segments, but also can have an adverse indirect impact on some of the Company's other operating segments, including manufacturing and gaming entertainment. The discussions below and in the 2007 10-K concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have on each segment; however, should general economic conditions worsen and/or if the country experiences a recession, the Company believes that all of its businesses would be more adversely impacted than currently anticipated.

The Company does not have any operating businesses that are participants in the sub-prime real estate lending sector, though a tightening in consumer lending standards has and will have a direct or indirect negative impact on certain of the Company's operations. The Company's investment portfolio includes mortgage-backed securities of $368,600,000 at March 31, 2008; however, substantially all of these securities are rated investment grade and issued by United States Government agencies or U.S. Government-Sponsored Enterprises. The Company has also invested in certain investment partnerships (classified as investments in associated companies) that invest in securities whose values are directly affected by the sub-prime lending crisis. The Company's exposure to changes in their values is limited to the net book value of its investment in such partnerships. At March 31, 2008, the aggregate book value of the Company's investments in such partnerships was approximately $129,100,000.

As more fully discussed above, SFAS 159 permits the Company to measure many financial instruments and certain other items at fair value, with unrealized gains and losses reported in the consolidated statement of operations. Although the Company has only elected the fair value option for one eligible item during the first quarter of 2008, the investment in ACF, the volatility in the market price of ACF's common stock, combined with the size of the Company's ownership interest, has significantly increased the volatility of the Company's earnings. The Company may also experience significant volatility in future periods from its investment in ACF and/or from new items for which the fair value option may be elected, such as its investment in Jefferies during the second quarter of 2008. During the first quarter of 2008, the Company recognized an unrealized loss of $78,500,000 related to its investment in ACF.

Manufacturing - Idaho Timber

Revenues and other income for Idaho Timber for the three months ended March 31, 2008 and 2007 were $58,500,000 and $72,500,000, respectively; gross profits were $2,700,000 and $9,000,000, respectively; salaries and incentive compensation expenses were $1,800,000 and $2,300,000, respectively; depreciation and amortization expenses were $1,100,000 and $1,200,000, respectively; and pre-tax income (loss) were $(1,000,000) and $4,200,000, respectively.

Idaho Timber's revenues for the first quarter of 2008 continued to reflect the weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace. Shipment volume and average selling prices in 2008 decreased approximately 13% and approximately 7%, respectively, as compared to the first quarter of 2007. Revenues for the first quarter of 2008 also declined approximately 4% as compared to the fourth quarter of 2007, primarily due to lower shipment volume. Idaho Timber expects that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber's revenues during 2008. Until housing starts begin to increase, dimension lumber shipping volume may remain flat or could decline further.

Raw material cost per thousand board feet was largely unchanged in the first quarter of 2008 as compared to the first and fourth quarters in 2007. Reduced availability of low-grade lumber due to sawmills shifting production to other products and the continued export of low-grade lumber caused the price of low-grade lumber to remain relatively stable. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is typically not the same. Spreads declined for the first quarter of 2008 as compared to the first and fourth quarters of 2007.

Manufacturing - Conwed Plastics

Pre-tax income for Conwed Plastics was $3,900,000 and $3,400,000 for the three months ended March 31, 2008 and 2007, respectively. Its manufacturing revenues and other income were $26,700,000 and $24,200,000 and gross profits were $8,200,000 and $6,800,000 for the three months ended March 31, 2008 and 2007, respectively. Revenues increased in 2008 as compared to 2007 primarily in the packaging market, largely due to acquisitions made in 2007, and in various markets in Europe due to an acquisition in 2007, new customers and the impact of foreign exchange. However, Conwed Plastics' revenues in 2008 continued to be adversely impacted in those markets related to the housing industry.

Raw material costs increased approximately 29% in the first quarter of 2008 as compared to the same period in 2007. The primary raw material in Conwed Plastics' products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil. Although raw material costs increased, the gross margin was greater in the first quarter of 2008 as compared to the same period in 2007, primarily due to product mix, increased sales volume and higher selling prices. Pre-tax results for 2008 also reflect $200,000 of higher salaries and incentive compensation expense as compared to the 2007 period, principally due to increased headcount.

Telecommunications

The telecommunications business of STi Prepaid has been consolidated by the Company since March 2007. For the first quarter of 2008 and for the period from the asset acquisition through March 31, 2007, STi Prepaid's telecommunications revenues and other income were $119,700,000 and $32,800,000, respectively; telecommunications cost of sales were $106,100,000 and $27,600,000, respectively; salaries and incentive compensation expenses were $2,100,000 and $400,000, respectively; selling, general and other expenses were $8,000,000 and $1,800,000, respectively; and pre-tax income was $3,200,000 and $2,900,000, respectively.

Telecommunications revenues for the first quarter of 2008 increased approximately 13% as compared to the fourth quarter of 2007 principally due to increased carrier wholesale service business. Although STi Prepaid believes that its carrier wholesale service business will continue to grow, it does not expect that the rate of growth will continue at this pace. Gross margins for the 2008 period declined approximately 13% as compared to the fourth quarter of 2007 primarily due to new prepaid calling card launches that began in December of 2007 and continued throughout the first quarter. In addition, the decline in gross margin reflects the growth in the carrier wholesale service business, which has lower gross margins than the prepaid calling card business.

Property Management and Services

The property management and services operations of ResortQuest have been consolidated by the Company since June 2007. For the first quarter of 2008, property management and services revenues and other income were $39,700,000, direct operating expenses were $27,400,000, salaries and incentive compensation expenses were $1,400,000, depreciation and amortization expenses were $1,300,000, selling, general and other expenses were $5,300,000 and pre-tax income was $4,300,000.

ResortQuest's business is seasonal; the first quarter typically has greater revenues and profits as ski areas reach their peak season, and 2008 also benefited from earlier than usual religious and school holidays. ResortQuest's revenues and pre-tax results for the first quarter of 2008 reflect average daily rates and occupancy percentages that were greater than those for the comparable pre-acquisition period. Nevertheless, the vacation rental component of the property management business could be negatively impacted during 2008 by poor economic conditions in the U.S., including the impact of higher fuel prices and less disposable income. In 2008, ResortQuest recorded net real estate brokerage revenues of $4,800,000 upon the completion of certain large development projects. As more fully discussed in the 2007 10-K, the real estate brokerage business has been and will continue to be negatively impacted by the depressed real estate market.

Gaming Entertainment

As more fully discussed in the 2007 10-K, Premier was accounted for as a consolidated subsidiary when acquired during 2006; however, while in bankruptcy proceedings from September 19, 2006 to emergence on August 10, 2007, Premier was accounted for under the equity method of accounting. Premier's casino and hotel operations opened to the public on June 30, 2007; prior to opening, Premier's activities principally consisted of rebuilding and repairing the hotel and casino facilities that were severely damaged by Hurricane Katrina, and its bankruptcy proceedings.

For the first quarter of 2008, Premier's revenues and other income were $39,500,000 and its pre-tax income was $9,400,000. Revenues and other income include a $7,300,000 gain from the settlement and collection of Premier's remaining insurance claim relating to Hurricane Katrina and $4,700,000 resulting from capital contributions from the minority interest. In prior periods, the Company recorded 100% of the losses after cumulative loss allocations to the minority interest had reduced the minority interest liability to zero. Since the minority interest liability remains at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the minority interest losses that were not previously allocated to them. Premier's results for the 2008 period also include direct operating expenses of $24,600,000, interest expense of $400,000, salaries and incentive compensation expenses of $800,000, depreciation and amortization expenses of $4,200,000, and selling, general and other expenses of $100,000.

Premier's gaming entertainment revenues for the first quarter of 2008 increased approximately 16% as compared to the fourth quarter of 2007. This increase is primarily due to seasonality in the Gulf Coast gaming market as well as increased market share. The Hard Rock Biloxi is still in the early stages of establishing its customer database and instituting customer loyalty programs and has not yet achieved a market share of the local gaming market commensurate with the size of its facility and the gaming choices it offers.

The Company's share of Premier's net loss under the equity method of accounting was $6,900,000 for the first quarter of 2007.

Domestic Real Estate

Pre-tax losses for the domestic real estate segment were $4,800,000 and $1,500,000 for the three months ended March 31, 2008 and 2007, respectively. Real estate revenues and other income for the three month period ended March 31, 2008 include $3,500,000 of charges related to the accounting for the mark-to-market value of an interest rate derivative relating to the Myrtle Beach project's debt obligation.

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

Medical Product Development

Pre-tax  losses  (net of  minority  interest)  for  Sangart  for the three month
periods  ended  March  31,  2008  and  2007  were   $7,400,000  and  $8,400,000,
respectively. Sangart's losses for 2008 and 2007 reflect research and development costs (which are included in selling, general and other expenses in the consolidated statement of operations) of $4,300,000 and $5,900,000, respectively, and salaries and incentive compensation expenses of $2,700,000 and $2,000,000, respectively. As more fully discussed in the 2007 10-K, in the first quarter of 2007, the Company expensed acquired research and development of $4,100,000 in connection with its increased investment in Sangart. The increase in salaries and incentive compensation in 2008 as compared to 2007 was due to increased headcount in connection with the Phase III trials.

Sangart is a development stage company that does not have any revenues from product sales. It is currently conducting two Phase III clinical trials in Europe for its lead product candidate, Hemospan(R), data from which is expected to become available in the second half of 2008. If these trials are successful it will then seek approval with the appropriate regulatory authorities to market its product. Sangart also recently completed a smaller Phase II clinical trial in the U.S., data from which is still being compiled. Until such time, if ever, that Sangart obtains regulatory approval for Hemospan, the Company will report losses from this segment. U.S. or foreign regulatory agencies could also require Sangart to perform more clinical trials, which could be both expensive and time consuming. The Company expects to invest up to an additional $48,500,000 in 2008 upon its exercise of existing warrants which will continue to fund Sangart's research and development costs and which will be expensed by the Company over time. The Company is unable to predict with certainty when, if ever, it will report operating profits for this segment.

Recently, the Journal of the American Medical Association published an analysis which purportedly linked past studies of hemoglobin-based oxygen carriers manufactured by five companies to an increased incidence of deaths and heart attacks. Data from an earlier Phase II trial of Hemospan was included in that analysis, even though none of the heart attacks or deaths reported were judged by the physician investigators to have been caused by Hemospan. Results from that same Phase II trial were later reviewed by regulators and ethics committees in six European countries, who agreed that Hemospan's earlier clinical studies presented an acceptable safety profile and as a result granted approval for Phase III trials to proceed.

Corporate and Other Operations

Investment and other income decreased in the three month 2008 period as compared to the same period in 2007. Investment income declined $12,000,000 in 2008 principally due to lower interest rates on a lower amount of fixed income securities. Investment and other income for the 2007 period includes the receipt of escrowed proceeds from the sale of an associated company in 2006 of $10,200,000 that had not been previously recognized. Other income reflects increases in 2008, as compared to the first quarter of 2007, in foreign exchange gains of $1,900,000, winery revenues of $1,500,000 and income from purchased delinquent credit card receivables of $4,100,000. Investment and other income also reflects charges of $1,200,000 and $100,000 for the 2008 and 2007 periods, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains for Corporate and Other Operations aggregated $8,300,000 and $15,900,000 for the three month periods ended March 31, 2008 and 2007, respectively. The Company's net securities gains largely reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities and unrealized gains on trading securities. Net securities gains for the 2008 and 2007 periods include provisions of $6,700,000 and $100,000, respectively, to write down the Company's investments in certain available for sale securities. The write down of the securities resulted from a decline in market value determined to be other than temporary.

The increase in interest expense during the three months ended March 31, 2008 as compared to the same period in 2007 primarily reflects interest expense relating to the 7 1/8% Senior Notes issued in March 2007 and the 8 1/8% Senior Notes issued in September 2007. Interest expense for the 2008 period also reflects decreased interest expense related to the fixed rate repurchase agreements.

Salaries and incentive compensation expense declined in the three month period ended March 31, 2008 as compared to the same period in 2007. Salaries and incentive compensation expense included $2,500,000 and $3,400,000 for the three month periods ended March 31, 2008 and 2007, respectively, relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. Share-based compensation expense in 2007 included the accelerated vesting of stock options of an officer of the Company who resigned.

The decrease in selling, general and other expenses of $5,500,000 in the three month period ended March 31, 2008 as compared to the same period in 2007 primarily reflects a charge of $7,500,000 recorded in 2007 for the settlement of litigation related to MK Resources Company, and decreased legal fees, including those incurred in connection with that litigation. Selling, general and other expenses (largely professional fees and other costs) related to the investigation of energy projects were $4,300,000 and $2,800,000 for the three month periods ended March 31, 2008 and 2007, respectively.

For the three month periods ended March 31, 2008 and 2007, the Company's effective income tax rates are different than the federal statutory rate primarily due to state income taxes.

Associated Companies

Income (losses) related to associated companies for the three month periods ended March 31, 2008 and 2007 includes the following (in thousands):

                                                                                 2008              2007
                                                                             ----------          ----------


          ACF                                                                $ (78,500)          $   --
          Pershing Square                                                       (5,000)              --
          EagleRock                                                             (4,100)             6,400
          Premier                                                                 --               (6,900)
          JHYH                                                                 (21,000)              --
          JPOF II                                                                 --                2,900
          HomeFed                                                                 (400)               200
          Safe Harbor                                                             --                4,400
          Wintergreen Partners Fund L.P.                                        (5,800)             2,900
          Highland Opportunity                                                 (16,300)             1,500
          Shortplus                                                              8,500              5,300
          RCG Ambrose, L.P.                                                     (1,200)              --
          Goober Drilling                                                        6,400              2,700
          CLC                                                                    3,900               (100)
          Other                                                                   (300)             3,100
                                                                             ---------           --------
            Income (loss) related to associated companies
              before income taxes                                             (113,800)            22,400
          Income tax (expense) benefit                                          39,400             (9,500)
                                                                             ---------           --------
            Income (loss) related to associated companies
               net of taxes                                                  $ (74,400)          $ 12,900
                                                                             =========           ========

As discussed above, the Company elected the fair value option described in SFAS 159 for its investment in ACF, resulting in the recognition of an unrealized loss for the difference between the market value and the cost of the investment.

Discontinued Operations

WilTel Communications Group, LLC

Gain on disposal of discontinued operations for the 2007 period reflects the resolution of a sale-related contingency related to WilTel, which was sold in the fourth quarter of 2005.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); compliance with government laws and regulations; changes in mortgage interest rate levels or changes in consumer lending practices; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1A. Risk Factors in the 2007 10-K and Part II, Item 1A. Risk Factors contained herein.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal control over financial reporting

(b) The Company has not yet completed its evaluation of the internal controls over financial reporting at STi Prepaid or ResortQuest, which were acquired by the Company during 2007. Except for changes that result relating to these entities, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1A. Risk Factors.

The Company is adding to its risk factors the items listed below.

The Company has a substantial investment in Jefferies, a full-service global investment bank and institutional securities firm. Adverse changes in the financial markets, credit markets and the economy in general can have an adverse impact on Jefferies' operating results, which could cause the value of our investment to decline.

The Company has a significant investment in IFIS and its affiliate, Cresud, which has substantial operations in Argentina and in other Latin American countries. The business of IFIS and Cresud is dependent upon the economic conditions prevailing in Argentina and other Latin American countries in which it operates; if economic conditions there deteriorate, it could have an adverse impact on the business of Cresud, which could cause the value of our investments in Cresud and IFIS to decline.

Item 6.   Exhibits.

          10.1 Share Forward Transaction Agreement, dated January 11, 2008 (incorporated herein by reference to Exhibit 1 to the Schedule 13D dated January 10, 2008 of Leucadia National Corporation with respect to AmeriCredit Corp.).

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



                                             LEUCADIA NATIONAL CORPORATION
                                                      (Registrant)



Date:  May 9, 2008

                                              By:/s/ Barbara L. Lowenthal
                                                 ----------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

                                  Exhibit Index

          10.1 Share Forward Transaction Agreement, dated January 11, 2008 (incorporated herein by reference to Exhibit 1 to the Schedule 13D dated January 10, 2008 of Leucadia National Corporation with respect to AmeriCredit Corp.).

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