Form 10-Q
period 2008-06-30
LEUCADIA NATIONAL CORP
filed 2008-08-07
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2008

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

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer   X                    Accelerated filer
                            -----                                           ----
    Non-accelerated filer
                            -----
    (Do not check if a smaller reporting company)  Smaller reporting company
                                                                            ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     YES                   NO  X
                                         -----                -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 1, 2008: 232,838,797.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Dollars in thousands, except par value)
(Unaudited)

                                                                                           June 30,             December 31,
                                                                                            2008                   2007
                                                                                         -----------           -------------

ASSETS
------
Current assets:
   Cash and cash equivalents                                                             $   236,650           $   456,970
   Investments                                                                               255,433               983,199
   Trade, notes and other receivables, net                                                   112,345               133,765
   Prepaids and other current assets                                                         191,877               146,199
                                                                                         -----------           -----------
       Total current assets                                                                  796,305             1,720,133
Non-current investments                                                                    4,260,060             2,776,521
Notes and other receivables, net                                                              21,288                16,388
Intangible assets, net and goodwill                                                           76,251                79,506
Deferred tax asset, net                                                                      945,830             1,113,925
Other assets                                                                                 607,768               544,432
Property, equipment and leasehold improvements, net                                          514,037               512,804
Investments in associated companies ($1,078,800 measured using
 fair value option at June 30, 2008)                                                       2,447,076             1,362,913
                                                                                         -----------           -----------

           Total                                                                         $ 9,668,615           $ 8,126,622
                                                                                         ===========           ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                   $   256,800           $   229,560
   Deferred revenue                                                                           98,904                86,993
   Other current liabilities                                                                  11,296                10,992
   Debt due within one year                                                                  164,381               132,405
                                                                                         -----------           -----------
       Total current liabilities                                                             531,381               459,950
Other non-current liabilities                                                                 64,741                71,061
Long-term debt                                                                             2,047,359             2,004,145
                                                                                         -----------           -----------
       Total liabilities                                                                   2,643,481             2,535,156
                                                                                         -----------           -----------

Commitments and contingencies

Minority interest                                                                             19,919                20,974
                                                                                         -----------           -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 600,000,000 shares;
 232,829,797 and 222,574,440 shares issued and outstanding, after deducting
 46,888,660 and 56,886,204 shares held in treasury                                           232,830               222,574
Additional paid-in capital                                                                 1,282,731               783,145
Accumulated other comprehensive income                                                     1,809,292               975,365
Retained earnings                                                                          3,680,362             3,589,408
                                                                                         -----------           -----------
       Total shareholders' equity                                                          7,005,215             5,570,492
                                                                                         -----------           -----------

           Total                                                                         $ 9,668,615           $ 8,126,622
                                                                                         ===========           ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)


                                                                               For the Three Month              For the Six Month
                                                                              Period Ended June 30,           Period Ended June 30,
                                                                              ---------------------           ---------------------
                                                                               2008            2007            2008           2007
                                                                               ----            ----            ----           ----


Revenues and Other Income:
   Manufacturing                                                           $   98,308       $ 110,398       $ 183,455    $ 206,992
   Telecommunications                                                         108,889         110,944         228,314      143,715
   Property management and service fees                                        38,784          18,345          78,340       18,345
   Gaming entertainment                                                        28,712            --            56,054          --
   Investment and other income                                                 43,816          54,077          88,913      105,976
   Net securities gains                                                        19,045          50,240          27,327       66,161
                                                                           ----------       ---------       ---------    ---------
                                                                              337,554         344,004         662,403      541,189
                                                                           ----------       ---------       ---------    ---------
Expenses:
   Cost of sales:
      Manufacturing                                                            82,290          92,772         156,543      173,519
      Telecommunications                                                       93,895          94,237         200,009      121,844
   Direct operating expenses:
      Property management and services                                         30,469          11,890          57,888       11,890
      Gaming entertainment                                                     23,980             --           48,568          --
   Interest                                                                    36,543          26,836          72,325       46,912
   Salaries and incentive compensation                                         22,483          21,232          44,997       40,372
   Depreciation and amortization                                               13,491           6,699          24,937       12,879
   Selling, general and other expenses                                         70,101          53,727         125,627      105,958
                                                                           ----------       ---------       ---------    ---------
                                                                              373,252         307,393         730,894      513,374
                                                                           ----------       ---------       ---------    ---------
       Income (loss) from continuing operations before income taxes
        and income (loss) related to associated companies                     (35,698)         36,611         (68,491)      27,815
Income tax (benefit) provision                                               (247,711)         14,850        (259,061)      11,118
                                                                           ----------       ---------       ---------    ---------
       Income from continuing operations before income
        (loss) related to associated companies                                212,013          21,761         190,570       16,697
Income (loss) related to associated companies, net of taxes                   (25,235)          4,554         (99,616)      17,479
                                                                           ----------       ---------       ---------    ---------
       Income from continuing operations                                      186,778          26,315          90,954       34,176
Income (loss) from discontinued operations, net of taxes                         --               (13)            --           209
Gain (loss) on disposal of discontinued operations, net of taxes                 --                (3)            --           288
                                                                           ----------       ---------       ---------    ---------

       Net income                                                          $  186,778       $  26,299       $  90,954    $  34,673
                                                                           ==========       =========       =========    =========

Basic earnings (loss) per common share:
   Income from continuing operations                                             $.81            $.12            $.40         $.16
   Income (loss) from discontinued operations                                     --              --              --           --
   Gain (loss) on disposal of discontinued operations                             --              --              --           --
                                                                                 ----            ----            ----         ----
       Net income                                                                $.81            $.12            $.40         $.16
                                                                                 ====            ====            ====         ====

Diluted earnings (loss) per common share:
   Income from continuing operations                                             $.76            $.12            $.39         $.16
   Income (loss) from discontinued operations                                     --              --              --           --
   Gain (loss) on disposal of discontinued operations                             --              --              --           --
                                                                                 ----            ----            ----         ----
       Net income                                                                $.76            $.12            $.39         $.16
                                                                                 ====            ====            ====         ====






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2007
(In thousands)
(Unaudited)


                                                                                                  2008             2007
                                                                                                  ----             ----


Net cash flows from operating activities:
Net income                                                                                  $    90,954      $    34,673
Adjustments to reconcile net income to net cash provided by operations:
   Deferred income tax provision (benefit)                                                     (317,842)          18,774
   Depreciation and amortization of property, equipment and leasehold improvements               27,184           16,197
   Other amortization                                                                             6,195             (547)
   Share-based compensation                                                                       4,975            5,975
   Excess tax benefit from exercise of stock options                                             (1,711)            (684)
   Provision for doubtful accounts                                                                  210              (47)
   Net securities gains                                                                         (27,327)         (66,161)
   (Income) loss related to associated companies                                                154,746          (29,117)
   Distributions from associated companies                                                       50,703           47,469
   Net gains related to real estate, property and equipment, and other assets                   (24,841)         (19,238)
   Gain on disposal of discontinued operations                                                     --               (479)
   Investments classified as trading, net                                                        60,056           36,216
   Net change in:
      Restricted cash                                                                           (22,722)              44
      Trade, notes and other receivables                                                         (3,688)         (11,234)
      Prepaids and other assets                                                                  (3,741)             380
      Trade payables and expense accruals                                                        11,864           26,240
      Other liabilities                                                                            (384)            (472)
      Deferred revenue                                                                           11,134            2,638
      Income taxes payable                                                                       (1,087)          (3,281)
   Other                                                                                         (4,198)           1,685
                                                                                            -----------      -----------
      Net cash provided by operating activities                                                  10,480           59,031
                                                                                            -----------      -----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                   (38,554)         (14,330)
Acquisitions of and capital expenditures for real estate investments                            (75,602)         (30,197)
Proceeds from disposals of real estate, property and equipment, and other assets                  4,739           22,066
Acquisitions, net of cash acquired                                                                  --          (101,915)
Collection of Premier Entertainment Biloxi, LLC's insurance proceeds                             11,089              --
Net change in restricted cash                                                                        60          (10,000)
Advances on notes and other receivables                                                         (12,905)         (10,257)
Collections on notes, loan and other receivables                                                 19,058           18,083
Investments in associated companies                                                            (865,763)        (667,870)
Capital distributions from associated companies                                                  88,342           32,748
Purchases of investments (other than short-term)                                             (2,855,953)      (1,281,574)
Proceeds from maturities of investments                                                         150,543          645,947
Proceeds from sales of investments                                                            3,157,250          987,267
Other                                                                                            (1,565)             412
                                                                                            -----------      -----------
   Net cash used for investing activities                                                      (419,261)        (409,620)
                                                                                            -----------      -----------

Net cash flows from financing activities:
Issuance of debt, net of issuance costs                                                          78,662          525,600
Reduction of debt                                                                                (3,839)          (1,692)
Issuance of common shares                                                                       105,030            4,523
Purchase of common shares for treasury                                                             (122)            (102)
Excess tax benefit from exercise of stock options                                                 1,711              684
Other                                                                                             7,003            1,696
                                                                                            -----------      -----------
   Net cash provided by financing activities                                                    188,445          530,709
                                                                                            -----------      -----------
Effect of foreign exchange rate changes on cash                                                      16               16
                                                                                            -----------      -----------
   Net increase (decrease) in cash and cash equivalents                                        (220,320)         180,136
Cash and cash equivalents at January 1,                                                         456,970          287,199
                                                                                            -----------      -----------
Cash and cash equivalents at June 30,                                                       $   236,650      $   467,335
                                                                                            ===========      ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2008 and 2007
(In thousands, except par value)
(Unaudited)


                                                      Common                       Accumulated
                                                      Shares        Additional      Other
                                                      $1 Par         Paid-In     Comprehensive       Retained
                                                      Value         Capital      Income (Loss)       Earnings           Total
                                                      -----         -------      -------------       --------           -----


Balance, January 1, 2007                            $216,351       $  520,892     $    (4,726)      $3,160,758      $3,893,275
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
    investments, net of taxes of $167,145                                             294,580                          294,580
   Net change in unrealized foreign exchange
    gain (loss), net of taxes of $775                                                   1,365                            1,365
   Net change in unrealized gain (loss) on
    derivative instruments, net of taxes of $99                                           173                              173
   Net change in minimum pension liability and
    postretirement benefits, net of taxes of $333                                         588                              588
   Net income                                                                                           34,673          34,673
                                                                                                                    ----------
     Comprehensive income                                                                                              331,379
                                                                                                                    ----------
Share-based compensation expense                                        5,975                                            5,975
Exercise of options to purchase common shares,
 including excess tax benefit                            272            4,935                                            5,207
Purchase of common shares for treasury                    (3)             (99)                                            (102)
                                                    --------       ----------     -----------       ----------      ----------

Balance, June 30, 2007                              $216,620       $  531,703     $   291,980       $3,195,431      $4,235,734
                                                    ========       ==========     ===========       ==========      ==========


Balance, January 1, 2008                            $222,574       $  783,145     $   975,365       $3,589,408      $5,570,492
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
    investments, net of taxes of $472,638                                             826,426                          826,426
   Net change in unrealized foreign exchange
    gain (loss), net of taxes of $4,088                                                 7,148                            7,148
   Net change in unrealized gain (loss) on
    derivative instruments, net of taxes of $65                                           113                              113
   Net change in pension liability and
    postretirement benefits, net of taxes of $137                                         240                              240
   Net income                                                                                           90,954          90,954
                                                                                                                    ----------
     Comprehensive income                                                                                              924,881
                                                                                                                    ----------
Share-based compensation expense                                        4,975                                            4,975
Sale of common shares to Jefferies Group, Inc.        10,000          488,269                                          498,269
Exercise of options to purchase common shares,
 including excess tax benefit                            258            6,462                                            6,720
Purchase of common shares for treasury                    (2)            (120)                                            (122)
                                                    --------       ----------     -----------       ----------      ----------

Balance, June 30, 2008                              $232,830       $1,282,731     $ 1,809,292       $3,680,362      $7,005,215
                                                    ========       ==========     ===========       ==========      ==========









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

     Effective January 1, 2008 (except as described below), the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), and Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a hierarchy that prioritizes inputs to valuation techniques and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don't qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level
     3). The Company elected to defer the effectiveness of SFAS 157 for one year only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have any impact on the Company's consolidated financial statements other than expanded disclosures; however, fair value measurements for new assets or liabilities and fair value measurements for existing nonfinancial assets and nonfinancial liabilities may be materially different under SFAS 157.

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

     In 2008, the Company elected the fair value option for two of its associated company investments, rather than apply the equity method of accounting. Unrealized gains and losses from these investments are reflected as a component of income (loss) related to associated companies in the consolidated statement of operations. Dividends, if any, declared on these investments will be recognized as a component of income (loss) related to associated companies on the ex-dividend date. See Notes 15 and 16 for information concerning these investments.

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

2. The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If in the future the Company were to determine that it would be able to realize its deferred tax asset in excess of its net recorded amount, an adjustment would increase income in such period or, if such determination were made in connection with an acquisition, an adjustment would be made in connection with the allocation of the purchase price to acquired assets and liabilities. If in the future the Company were to determine that it would not be able to realize all or part of its deferred tax asset, an adjustment would be charged to income in such period. As required under GAAP, the determination of the amount of the valuation allowance required is based, in significant part, upon the Company's projection of future taxable income, which the Company is required to periodically reassess as circumstances warrant.

     During the second quarter of 2008, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company's net deferred tax asset; accordingly, $222,200,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The Company's conclusion that this additional portion of the deferred tax asset is more likely than not to be realized reflects, among other things, the projected income to be earned from the sale of 10,000,000 common shares of the Company in April 2008, and is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income. In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, estimates apportionment factors for state and local taxing jurisdictions and includes all future years that the Company estimated it would have available net operating loss carryforwards. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At June 30, 2008, the balance of the deferred tax valuation allowance was approximately $80,000,000, principally to reserve for net operating losses that are not available to offset income generated by other members of the Company's consolidated tax return group.

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

     Certain information concerning the Company's segments for the three and six month periods ended June 30, 2008 and 2007 is presented in the following table.


                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                             2008           2007           2008            2007
                                                                             ----           ----           ----            ----
                                                                                               (In thousands)


     Revenues and other income (a):
        Manufacturing:
           Idaho Timber                                                     $  69,285      $  83,170      $ 127,755       $ 155,687
           Conwed Plastics                                                     29,051         27,307         55,790          51,485
        Telecommunications                                                    109,045        111,450        228,729         144,294
        Property Management and Services                                       38,885         18,485         78,585          18,485
        Gaming Entertainment (b)                                               28,821           --           68,352            --
        Domestic Real Estate                                                    7,303          8,071          6,590          12,365
        Medical Product Development                                               131            709            405             980
        Other Operations (c)                                                   12,998         18,727         28,471          29,282
        Corporate                                                              42,035         76,085         67,726         128,611
                                                                            ---------      ---------      ---------       ---------

            Total consolidated revenues and other income                    $ 337,554      $ 344,004      $ 662,403       $ 541,189
                                                                            =========      =========      =========       =========

     Income (loss) from continuing operations before income taxes and income (loss) related to associated companies:
        Manufacturing:
           Idaho Timber                                                     $   3,488      $   4,581      $   2,509       $   8,810
           Conwed Plastics                                                      4,426          5,264          8,299           8,628
        Telecommunications                                                      3,904          6,450          7,091           9,355
        Property Management and Services                                          632          1,534          4,915           1,534
        Gaming Entertainment                                                     (629)          --            8,766            --
        Domestic Real Estate                                                     (780)         3,614         (5,555)          2,117
        Medical Product Development                                            (8,548)        (7,009)       (15,949)        (15,376)
        Other Operations (c)                                                  (13,088)         2,184        (16,189)         (2,826)
        Corporate                                                             (25,103)        19,993        (62,378)         15,573
                                                                            ---------      ---------      ---------       ---------
            Total consolidated income (loss) from continuing
              operations before income taxes and income (loss)
              related to associated companies                               $ (35,698)     $  36,611      $ (68,491)      $  27,815
                                                                            =========      =========      =========       =========


(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

(b) For the six month period ended June 30, 2008, the gaming entertainment segment's revenues and other income includes a $7,300,000 gain from the settlement of an insurance claim and $4,700,000 resulting from capital contributions from the minority interest. In prior periods, the Company recorded 100% of the losses from this segment after cumulative loss allocations to the minority interest had reduced the minority interest liability to zero. Since the minority interest liability remains at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the minority interest losses that were not previously allocated to the minority interest.

(c) Other operations includes pre-tax income (losses) of $(9,500,000) and $4,700,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $(14,400,000) and $1,300,000 for the six month periods ended June 30, 2008 and 2007, respectively, for the investigation and evaluation of various energy related projects. For the 2008 periods, there were no material operating revenues associated with these activities. For the 2007 periods, revenues and other income, and pre-tax income (loss) include income of $8,500,000 related to the termination of a joint development agreement with another party. This amount substantially reimbursed the Company for its prior expenditures, which were fully expensed as incurred.

     For the three month periods ended June 30, 2008 and 2007, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $18,700,000 and $11,300,000, respectively; such amounts are primarily comprised of Corporate ($4,000,000 and $3,000,000, respectively), manufacturing ($4,400,000 and $4,400,000, respectively), gaming entertainment ($4,200,000 in 2008), domestic real estate ($2,100,000 and $800,000, respectively), property management and services ($1,400,000 and $500,000, respectively) and other operations ($2,000,000 and $2,200,000, respectively). For the six month periods ended June 30, 2008 and 2007, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $35,300,000 and $22,000,000, respectively; such amounts are primarily comprised of Corporate ($7,600,000 and $5,900,000, respectively), manufacturing ($8,800,000 and $9,000,000, respectively), gaming entertainment ($8,400,000 in 2008), domestic real estate ($2,700,000 and $1,700,000, respectively), property management and services ($2,700,000 and $500,000, respectively) and other operations ($4,200,000 and $4,400,000, respectively). Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended June 30, 2008 and 2007, income (loss) from continuing operations has been reduced by interest expense of $36,500,000 and $26,800,000, respectively; such amounts are primarily comprised of Corporate ($35,100,000 and $26,700,000, respectively), domestic real estate ($1,200,000 in 2008) and gaming entertainment ($200,000 in 2008). For the six month periods ended June 30, 2008 and 2007, income (loss) from continuing operations has been reduced by interest expense of $72,300,000 and $46,900,000, respectively; such amounts are primarily comprised of Corporate ($70,500,000 and $46,800,000, respectively), domestic real estate ($1,200,000 in 2008) and gaming entertainment ($500,000 in 2008). Interest expense for other segments is not material.

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


                                                                                                    June 30,        June 30,
                                                                                                      2008             2007
                                                                                                      ----             ----

     Pershing Square IV, L.P. ("Pershing Square"):
         Total revenues                                                                           $  (316,300)      $ (13,900)
         Loss from continuing operations before extraordinary items                                  (320,800)        (14,500)
         Net loss                                                                                    (320,800)        (14,500)
         The Company's equity in net loss                                                             (31,900)         (1,500)

     HFH ShortPLUS Fund, L.P. ("Shortplus"):
         Total revenues                                                                           $    50,500       $  14,100
         Income from continuing operations before extraordinary items                                  41,800           9,000
         Net income                                                                                    41,800           9,000
         The Company's equity in net income                                                            10,300           4,800

     In March 2008, the Company increased its equity investment in the common shares of IFIS Limited ("IFIS"), a private Argentine company, from approximately 3% to 26% for an additional cash investment of $83,900,000. At June 30, 2008, the Company's aggregate investment in IFIS was classified as an investment in an associated company of $85,900,000 and is accounted for under the equity method of accounting; the Company records its share of IFIS's results using a quarterly reporting lag. For the periods ended June 30, 2008, the Company's share of IFIS's results was not material. At December 31, 2007, the Company's investment in IFIS was classified as a non-current investment and was carried at cost.

     IFIS owns a variety of investments, and its largest investment is approximately 32% of the outstanding common shares of Cresud Sociedad Anonima Comercial, Inmobiliaria, Financiera y Agropecuaria ("Cresud"). Cresud is an Argentine agricultural company involved in a range of activities including crop production, cattle raising and milk production. Cresud's common shares trade on the Buenos Aires Stock Exchange (Symbol:
     CRES); in the U.S., Cresud trades as American Depository Shares or ADSs (each of which represents ten common shares) on the NASDAQ Global Select Market (Symbol: CRESY). Cresud is also indirectly engaged in the Argentine real estate business through its approximate 42% interest in IRSA Inversiones y Representaciones Sociedad Anonima ("IRSA"), a company engaged in a variety of real estate activities in Argentina including ownership of residential properties, office buildings, shopping centers and luxury hotels. IRSA's common shares also trade on the Buenos Aires Stock Exchange (Symbol: IRSA); in the U.S., IRSA trades as ADSs on the New York Stock Exchange ("NYSE") (Symbol: IRS).

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

5. A summary of investments at June 30, 2008 and December 31, 2007 is as follows (in thousands):


                                                                      June 30, 2008                     December 31, 2007
                                                                -------------------------------     ------------------------------
                                                                                 Carrying Value                     Carrying Value
                                                                 Amortized       and Estimated      Amortized        and Estimated
                                                                   Cost            Fair Value         Cost            Fair Value
                                                                ----------       -------------      ---------        ------------

     Current Investments:
        Investments available for sale                          $  211,830         $  211,788      $  897,470         $  899,053
        Trading securities                                             201             39,739          47,180             71,618
        Other investments, including accrued interest income         3,906              3,906          12,528             12,528
                                                                ----------         ----------      ----------         ----------
            Total current investments                           $  215,937         $  255,433      $  957,178         $  983,199
                                                                ==========         ==========      ==========         ==========

     Non-current Investments:
        Investments available for sale                          $1,113,648         $4,080,997      $  951,988         $2,618,648
        Other investments                                          179,063            179,063         157,873            157,873
                                                                ----------         ----------      ----------         ----------
            Total non-current investments                       $1,292,711         $4,260,060      $1,109,861         $2,776,521
                                                                ==========         ==========      ==========         ==========

     Non-current available for sale investments include 277,986,000 common shares of Fortescue Metals Group Ltd ("Fortescue"), representing approximately 9.9% of the outstanding Fortescue common stock. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol: FMG), and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Fortescue shares have a cost of $246,300,000 and market values of $3,171,100,000 and $1,824,700,000 at June 30, 2008 and December 31, 2007,
     respectively.

     During the second quarter of 2008, the Company accrued $4,900,000 of other income related to Fortescue's Pilbara iron ore and infrastructure project in Western Australia. As more fully discussed in the 2007 10-K, the Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue's project, which commenced production in May 2008. Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue's debt agreements; payments are currently being deferred pursuant to those agreements. Depreciation and amortization expenses include prepaid mining interest amortization of $300,000, which is being amortized over time in proportion to the amount of ore produced.

     Non-current other investments include 5,600,000 common shares of Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost and carrying value of $78,000,000 at June 30, 2008 and December 31, 2007. As more fully discussed in the 2007 10-K, the Inmet shares are restricted and may not be sold until August 2009 or earlier under certain specified circumstances. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At June 30, 2008, the market value of the Inmet shares is $371,000,000.

6. A summary of intangible assets, net and goodwill at June 30, 2008 and December 31, 2007 is as follows (in thousands):

                                                                                                       June 30,      December 31,
                                                                                                         2008            2007
                                                                                                         ----            ----

     Intangibles:
        Customer relationships, net of accumulated amortization of $23,533 and $19,472                 $ 49,652       $ 52,362
        Licenses, net of accumulated amortization of $672 and $361                                       11,266         11,527
        Trademarks and tradename, net of accumulated amortization of $503 and $403                        1,819          1,886
        Patents, net of accumulated amortization of $532 and $453                                         1,828          1,907
        Other, net of accumulated amortization of $2,186 and $2,048                                       3,535          3,673
     Goodwill                                                                                             8,151          8,151
                                                                                                       --------       --------
                                                                                                       $ 76,251       $ 79,506
                                                                                                       ========       ========

     Amortization expense on intangible assets was $2,300,000 and $1,900,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $4,700,000 and $4,000,000 for the six month periods ended June 30, 2008 and 2007, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2008 (for the remaining six months) - $4,500; 2009 - $9,000; 2010 - $8,600; 2011 - $8,200; and 2012 - $7,900.

     All of the goodwill in the above table relates to Conwed Plastics.

7. A summary of accumulated other comprehensive income (loss), net of taxes at June 30, 2008 and December 31, 2007 is as follows (in thousands):

                                                                           June 30,         December 31,
                                                                             2008               2007
                                                                             ----               ----

          Net unrealized gains on investments                            $ 1,824,104        $  997,678
          Net unrealized foreign exchange gains                               14,152             7,004
          Net unrealized losses on derivative instruments                       (951)           (1,064)
          Net minimum pension liability                                      (28,740)          (29,023)
          Net postretirement benefit                                             727               770
                                                                         -----------        ----------
                                                                         $ 1,809,292        $  975,365
                                                                         ===========        ==========

8. Investment and other income includes changes in the fair values of derivative financial instruments of $4,300,000 and $600,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $(400,000) and $500,000 for the six month periods ended June 30, 2008 and 2007, respectively.

9. Pension expense charged to operations for the three and six month periods ended June 30, 2008 and 2007 related to defined benefit pension plans included the following components (in thousands):


                                                                             For the Three Month          For the Six Month
                                                                            Period Ended June 30,       Period Ended June 30,
                                                                            ---------------------       ---------------------
                                                                              2008         2007          2008           2007
                                                                              ----         ----          ----           ----

     Interest cost                                                          $ 3,096      $ 2,956      $ 6,192        $ 5,913
     Expected return on plan assets                                          (2,667)      (2,667)      (5,334)        (5,333)
     Actuarial loss                                                             168          412          336            823
     Amortization of prior service cost                                           1            1            2              1
                                                                            -------      -------      -------        -------
       Net pension expense                                                  $   598      $   702      $ 1,196        $ 1,404
                                                                            =======      =======      =======        =======

     The Company did not make any contributions to its defined benefit pension plans during the six month period ended June 30, 2008.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and six month periods ended June 30, 2008 and 2007.

10. Salaries and incentive compensation expense included $2,500,000 and $2,600,000, respectively, for the three month periods ended June 30, 2008 and 2007, and $5,000,000 and $6,000,000 for the six month periods ended June 30, 2008 and 2007, respectively, for share-based compensation expense relating to grants previously made under the Company's senior executive warrant plan and fixed stock option plan. During the three and six month 2008 periods, 12,000 options were granted to non-employee directors under the Company's stock option plan at an exercise price of $53.72 per share, the market price on the grant date.

11. The aggregate amount of unrecognized tax benefits reflected in the Company's consolidated balance sheet was $9,700,000 (including $2,500,000 for interest); if recognized, such amounts would lower the Company's effective tax rate. During the six month period ended June 30, 2008, the Company recognized previously unrecognized federal and state tax benefits of $4,100,000 as a result of the expiration of the applicable statute of limitations. Over the next twelve months, the Company does not expect that the aggregate amount of unrecognized tax benefits will change by a material amount. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2003. The Company's New York State and New York City income tax returns are currently being audited for the 2003 to 2005 period.

12. Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding. To determine diluted earnings (loss) per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants, unless the effect is antidilutive. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings (loss) per share amounts was 230,235,000 and 216,596,000 for the three month periods ended June 30, 2008 and 2007, respectively, and 226,952,000 and 216,491,000 for the six month periods ended June 30, 2008 and 2007, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 247,234,000 and 217,229,000 for the three month periods ended June 30, 2008 and 2007, respectively, and 243,827,000 and 216,912,000 for the six month periods ended June 30, 2008 and 2007, respectively. The denominator for dilutive per share computations for the three and six month periods ended June 30, 2008 and 2007 reflects the effect of dilutive options and warrants. For the three and six month periods ended June 30, 2007, the 3 3/4% Convertible Notes, which are convertible into 15,239,490 common shares, were not included in the computation of diluted earnings (loss) per share as the effect was antidilutive.

13. Cash paid for interest and income taxes (net of refunds) was $70,700,000 and $4,700,000, respectively, for the six month period ended June 30, 2008 and $36,100,000 and $7,600,000, respectively, for the six month period ended June 30, 2007.

14. Debt due within one year includes $156,400,000 and $125,000,000 as of June 30, 2008 and December 31, 2007, respectively, relating to repurchase agreements. At June 30, 2008, these fixed rate repurchase agreements have a weighted average interest rate of approximately 2.5%, mature in July 2008 and are secured by non-current investments with a carrying value of $165,200,000.

15. As of June 30, 2008, the Company had acquired approximately 26% of the outstanding voting securities of AmeriCredit Corp. ("ACF"), a company listed on the NYSE (Symbol: ACF), for aggregate cash consideration of $387,000,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, predominantly to consumers who are typically unable to obtain financing from other sources. ACF has historically funded its auto lending activities through the transfer of loans in securitization transactions. The Company has entered into a standstill agreement with ACF for the two year period ending March 3, 2010, pursuant to which the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, unless the buyer agreed to be bound by terms of the standstill agreement, to not increase its ownership interest to more than 30% of the outstanding ACF common shares, and received the right to nominate two directors to the board of directors of ACF. At June 30, 2008, the Company's investment in ACF is carried at fair value of $261,600,000; income (loss) related to associated companies includes unrealized losses resulting from decreases in the fair value of ACF of $46,900,000 and $125,400,000 for the three and six month periods ended June 30, 2008, respectively. At December 31, 2007, the Company's investment in ACF was classified as non-current investments and carried at fair value of $71,500,000.

     The Company's investment in ACF is one of two eligible items for which the fair value option identified in SFAS 159 can be elected, commencing on the date the Company acquired the right to vote 20% of the ACF common stock and the investment became subject to the equity method of accounting. If ACF were accounted for under the equity method, the Company would have to record its share of ACF's results of operations employing a quarterly reporting lag because of ACF's own public reporting requirements. In addition, electing the fair value option for ACF eliminates some of the uncertainty involved with impairment considerations, since the quoted market price for ACF common shares provides a readily determinable fair value at each balance sheet date. For these reasons the Company elected the fair value option for its investment in ACF.

     The relative significance of ACF to the Company could result in the Company including separate audited financial statements for ACF in its Annual Report on Form 10-K for the year ended December 31, 2008. The following table provides summarized data with respect to ACF for the six months ended June 30, 2008 (in thousands):



                Total revenues                                                                  $1,237,200
                Loss from continuing operations before extraordinary items                        (112,000)
                Net loss                                                                          (112,000)

16. In April 2008, the Company sold to Jefferies Group, Inc. ("Jefferies") 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate). Including shares acquired in open market purchases during 2008, as of June 30, 2008 the Company owns an aggregate of 48,585,385 Jefferies common shares (approximately 30% of the Jefferies outstanding common shares) for a total investment of $794,400,000. At June 30, 2008, the Company's investment in Jefferies is carried at fair value of $817,200,000, with an unrealized gain of $22,800,000 for the 2008 periods included in income (loss) related to associated companies in the consolidated statement of operations. Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

     In addition, the Company entered into a standstill agreement, pursuant to which for the two year period ending April 21, 2010, the Company agreed, subject to certain provisions, to limit its investment in Jefferies to not more than 30% of the outstanding Jefferies common shares and to not sell its investment, and received the right to nominate two directors to the board of directors of Jefferies. Jefferies also agreed to enter into a registration rights agreement covering all of the Jefferies shares of common stock owned by the Company.

     The Jefferies shares acquired, together with the Company's representation on the Jefferies board of directors, enables the Company to qualify to use the equity method of accounting for this investment. The Company's investment in Jefferies is one of two eligible items for which the fair value option identified in SFAS 159 was elected, commencing on the date the investment became subject to the equity method of accounting. The Company's rationale for electing the fair value option for Jefferies is the same as its rationale for its investment in ACF discussed above.

     The relative significance of Jefferies to the Company could result in the Company including separate audited financial statements for Jefferies in its Annual Report on Form 10-K for the year ended December 31, 2008. The following table provides summarized data with respect to Jefferies for the six months ended June 30, 2008 (in thousands):


                Total revenues                                                                  $   980,500
                Loss from continuing operations before extraordinary items                          (64,900)
                Net loss                                                                            (64,900)

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

17. Aggregate information concerning assets and liabilities at June 30, 2008 that are measured at fair value on a recurring basis is presented below (dollars in thousands):

                                                                                      Fair Value Measurements Using (e)
                                                                               ------------------------------------------
                                                                                Quoted Prices in
                                                                               Active Markets for
                                                                               Identical Assets or       Significant Other
                                                         Total Fair Value          Liabilities           Observable Inputs
                                                            Measurements            (Level 1)              (Level 2)
                                                            ------------            ---------              ---------

   Investments classified as current assets:
     Investments available for sale                      $    211,788             $   207,938             $    3,850
     Trading securities (a)                                    39,436                   --                    39,436
                                                         ------------             -----------             ----------
                                                              251,224                 207,938                 43,286
                                                         ------------             -----------             ----------

   Non-current investments:
     Investments available for sale                         3,987,664               3,513,769                473,895
                                                         ------------             -----------             ----------

   Investments in associated companies (b)                  1,078,800               1,078,800                   --
                                                         ------------             -----------             ----------
       Total                                             $  5,317,688             $ 4,800,507             $  517,181
                                                         ============             ===========             ==========

   Other current liabilities (c)                         $      2,447             $     2,447             $     --
   Other non-current liabilities (d)                            8,486                    --                    8,486
                                                         ------------             -----------             ----------
       Total                                             $     10,933             $     2,447             $    8,486
                                                         ============             ===========             ==========

     (a) During the three and six month 2008 periods, changes in fair value of $7,800,000 and $15,100,000, respectively, are reflected in net securities gains in the consolidated statement of operations.
     (b) During the three and six month 2008 periods, changes in fair value of $(24,100,000) and $(102,600,000), respectively, are reflected in income (loss) related to associated companies in the consolidated statement of operations. This is the aggregate change in the fair value of ACF and Jefferies, the only eligible items identified in SFAS 159 for which the Company has elected the fair value option.
     (c) During each of the three and six month 2008 periods, changes in fair value of $300,000 are reflected in net securities gains in the consolidated statements of operations.
     (d) Comprised of currency swap and interest rate swap derivative financial instruments. During the three and six month periods ended June 30, 2008, changes in fair value of $4,300,000 and $(400,000), respectively, are reflected in investment and other income in the consolidated statements of operations.
     (e) At June 30, 2008, the Company did not have material fair value measurements using unobservable inputs (Level 3).

18. In April 2008, the Lake Charles Harbor & Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds which will support the development of a $1,600,000,000 petroleum coke gasification plant project currently being developed by the Company's wholly-owned subsidiary, Lake Charles Cogeneration LLC ("LCC"). The Lake Charles Cogeneration project is a new chemical manufacturing project planning to use quench gasification technology to produce energy products from low grade solid fuel sources such as petroleum coke. The primary products to be produced by the Lake Charles Cogeneration project will be substitute natural gas and hydrogen.

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

                         Liquidity and Capital Resources

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of June 30, 2008, the sum of these amounts aggregated $4,752,100,000. However, since $557,000,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $4,195,100,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S.
Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Company's $3,171,100,000 investment in Fortescue common shares). The investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

As of June 30, 2008, the Company had acquired approximately 26% of the outstanding voting securities of ACF, a company listed on the NYSE, for aggregate cash consideration of $387,000,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, predominantly to consumers who are typically unable to obtain financing from other sources. ACF has historically funded its auto lending activities through the transfer of loans in securitization transactions. The Company has entered into a standstill agreement with ACF for the two year period ending March 3, 2010, pursuant to which the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, unless the buyer agreed to be bound by terms of the standstill agreement, to not increase its ownership interest to more than 30% of the outstanding ACF common shares, and received the right to nominate two directors to the board of directors of ACF. ACF also entered into a registration rights agreement covering all of the common shares owned by the Company. At June 30, 2008, the Company's investment in ACF is carried at fair value of $261,600,000; the investment in ACF is one of two eligible items for which the Company elected the fair value option described in SFAS 159.

In March 2008, the Company increased its equity investment in the common shares of IFIS, a private Argentine company, from approximately 3% to 26% for an additional cash investment of $83,900,000. At June 30, 2008, the Company's aggregate investment in IFIS was classified as an investment in an associated company of $85,900,000 and is accounted for under the equity method of accounting. IFIS owns a variety of investments, and its largest investment is approximately 32% of the outstanding common shares of Cresud, an Argentine agricultural company involved in a range of activities including crop production, cattle raising and milk production. Cresud's common shares trade on the Buenos Aires Stock Exchange (Symbol: CRES); in the U.S., Cresud trades as American Depository Shares or ADSs (each of which represents ten common shares) on the NASDAQ Global Select Market (Symbol: CRESY). Cresud is also indirectly engaged in the Argentine real estate business through its approximate 42% interest in IRSA, a company engaged in a variety of real estate activities in Argentina including ownership of residential properties, office buildings, shopping centers and luxury hotels. IRSA's common shares also trade on the Buenos Aires Stock Exchange (Symbol: IRSA); in the U.S., IRSA trades as ADSs on the NYSE (Symbol: IRS).

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

In April 2008, the Company sold to Jefferies 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate). Including shares acquired in open market purchases during 2008, as of June 30, 2008 the Company owns an aggregate of 48,585,385 Jefferies common shares (approximately 30% of the Jefferies outstanding common shares) for a total investment of $794,400,000. At June 30, 2008, the Company's investment in Jefferies is carried at fair value of $817,200,000. Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

In addition, the Company entered into a standstill agreement, pursuant to which for the two year period ending April 21, 2010, the Company agreed, subject to certain provisions, to limit its investment in Jefferies to not more than 30% of the outstanding Jefferies common shares and to not sell its investment, and received the right to nominate two directors to the board of directors of Jefferies. Jefferies also agreed to enter into a registration rights agreement covering all of the Jefferies shares of common stock owned by the Company.

The Jefferies shares acquired, together with the Company's representation on the Jefferies board of directors, enables the Company to qualify to use the equity method of accounting for this investment. The Company's investment in Jefferies is one of two eligible items for which the fair value option identified in SFAS 159 was elected, commencing on the date the investment became subject to the equity method of accounting.

As more fully described in the 2007 10-K, during 2007 the Company and Jefferies formed Jefferies High Yield Holdings, LLC ("JHYH"), a newly formed entity, and the Company and Jefferies each committed to invest $600,000,000. The Company has invested $350,000,000 in JHYH and was initially committed to an additional investment of $250,000,000, subject to Jefferies prior request. Any request for additional capital contributions from the Company will now require the consent of the Company's designees to the Jefferies board.

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

                      Consolidated Statements of Cash Flows

Net cash flows provided by operations were $10,500,000 in the six month period ended June 30, 2008 as compared to $59,000,000 in the six month period ended June 30, 2007. The change reflects a use of funds for increased interest expense payments, increased funds generated from the trading portfolio and increased distributions of earnings from associated companies. Funds used for operating activities during 2008 include the results of companies acquired during 2007, STi Prepaid and ResortQuest, and the results of Premier following its reconsolidation in the third quarter of 2007. STi Prepaid's telecommunications operations generated funds from operating activities of $13,000,000 and
$13,400,000 during the 2008 and 2007 periods, respectively, the Company's property management and services segment generated funds of $5,900,000 and $9,100,000 during the 2008 and 2007 periods, respectively, Premier generated funds of $7,300,000 in 2008 and the Company's manufacturing segments generated funds of $8,600,000 and $10,700,000 in the 2008 and 2007 periods, respectively, principally reflecting reduced profitability at Idaho Timber. The net change in restricted cash principally results from the receipt of rental deposits at ResortQuest. Funds used by Sangart, Inc. ("Sangart"), a development stage company, increased to $16,700,000 during the 2008 period from $11,500,000 during the 2007 period. In 2008, distributions from associated companies principally include earnings distributed by Shortplus ($25,000,000), JHYH ($4,300,000), Jefferies ($5,500,000) and Goober Drilling, LLC ("Goober Drilling") ($9,500,000). In 2007, distributions from associated companies principally include earnings distributed by Jefferies Partners Opportunity Fund II, LLC ("JPOF II") ($29,200,000) and EagleRock Capital Partners (QP), LP ("EagleRock") ($15,000,000).

Net cash flows used for investing activities were $419,300,000 in the six month period ended June 30, 2008 and $409,600,000 in the six month period ended June 30, 2007. During 2007, acquisitions, net of cash acquired, principally include assets acquired by STi Prepaid ($84,600,000) and ResortQuest ($9,800,000). Investments in associated companies include Jefferies ($396,100,000), ACF ($316,900,000), IFIS ($83,900,000) and Cobre Las Cruces, S.A. ("CLC")
($34,500,000) in 2008 and JHYH ($250,000,000),  Pershing Square  ($200,000,000),
Goober Drilling ($55,000,000), Highland Opportunity Fund L.P. ("Highland Opportunity") ($74,000,000), Shortplus ($25,000,000) and CLC ($23,900,000) in
2007. Capital distributions from associated companies include $19,300,000 from Safe Harbor Domestic Partners L.P. ("Safe Harbor"), $23,400,000 from Goober Drilling, $38,000,000 from Highland Opportunity and $7,000,000 from EagleRock in the 2008 period and $25,000,000 from Safe Harbor in the 2007 period.

Net cash provided by financing activities was $188,400,000 in the six month period ended June 30, 2008 and $530,700,000 in the six month period ended June 30, 2007. Issuance of long-term debt for the 2007 period reflects the issuance of $500,000,000 principal amount of the Company's 7 1/8% Notes (net of issuance expenses) and for the 2008 and 2007 periods reflects the increase in repurchase agreements of $31,400,000 and $35,600,000, respectively. Issuance of common shares for the six month period ended June 30, 2008 principally reflects cash consideration received on the sale to Jefferies of 10,000,000 of the Company's common shares, which was discussed above. In addition, issuance of common shares for 2008 and principally for 2007 reflects the exercise of employee stock options.

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

Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If in the future the Company were to determine that it would be able to realize its deferred tax asset in excess of its net recorded amount, an adjustment would increase income in such period or, if such determination were made in connection with an acquisition, an adjustment would be made in connection with the allocation of the purchase price to acquired assets and liabilities. If in the future the Company were to determine that it would not be able to realize all or part of its deferred tax asset, an adjustment would be charged to income in such period. As required under GAAP, the determination of the amount of the valuation allowance required is based, in significant part, upon the Company's projection of future taxable income, which the Company is required to periodically reassess as circumstances warrant.

During the second quarter of 2008, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company's net deferred tax asset; accordingly, $222,200,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The Company's conclusion that this additional portion of the deferred tax asset is more likely than not to be realized reflects, among other things, the projected income to be earned from the sale of 10,000,000 common shares of the Company in April 2008, and is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income. In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, estimates apportionment factors for state and local taxing jurisdictions and includes all future years that the Company estimated it would have available net operating loss carryforwards. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At June 30, 2008, the balance of the deferred tax valuation allowance was approximately $80,000,000, principally to reserve for net operating losses that are not available to offset income generated by other members of the Company's consolidated tax return group.

Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company did not recognize any impairment losses on long-lived assets during the six month periods ended June 30, 2008 and 2007.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $6,600,000 and $300,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $13,600,000 and $500,000 for the six month periods ended June 30, 2008 and 2007, respectively.

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

Use of Fair Value Estimates - Substantially all of the Company's investment portfolio is classified as either available for sale or as trading securities, both of which are carried at estimated fair value in the Company's consolidated balance sheet. The Company's investments in Jefferies and ACF are also carried at fair value and are classified as investments in associated companies. The estimated fair values are principally based on publicly quoted market prices, which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company also invests in limited partnerships or limited liability companies which are accounted for under the equity method of accounting. These investees hold investments in publicly and non-publicly traded securities, and as such are also subject to market-related risks and uncertainties and the risks inherent in estimating the fair values of such securities. Since changes in the fair value of all of these investments are recognized in the Company's consolidated balance sheet, and with respect to trading securities, securities owned by certain equity method investees and the Company's investments in Jefferies and ACF, also in the Company's consolidated statement of operations, the Company is exposed to volatility in securities markets.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of June 30, 2008, the Company's accrual for contingent losses was not material.

                              Results of Operations

                  The 2008 Periods Compared to the 2007 Periods

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

The Company does not have any operating businesses that are participants in the sub-prime real estate lending sector, though a tightening in consumer lending standards has and will have a direct or indirect negative impact on certain of the Company's operations. The Company's investment portfolio includes mortgage-backed securities of $353,200,000 at June 30, 2008; however, substantially all of these securities are rated investment grade and issued by United States Government agencies or U.S. Government-Sponsored Enterprises. The Company has also invested in certain investment partnerships that invest in securities whose values are directly affected by the sub-prime lending crisis. The Company's exposure to changes in their values is limited to the net book value of its investment in such partnerships. At June 30, 2008, the aggregate book value of the Company's investments in such partnerships was approximately $116,300,000.

As more fully discussed above, SFAS 159 permits the Company to measure many financial instruments and certain other items at fair value, with unrealized gains and losses reported in the consolidated statement of operations. Although the Company has only elected the fair value option for two eligible items during the first six months of 2008, the investments in Jefferies and ACF, the volatility in the market price of those investments, combined with the size of the Company's ownership interest, has significantly increased the volatility of the Company's earnings. The Company may also experience significant volatility in future periods from its investments in Jefferies and ACF and/or from new items for which the fair value option may be elected. During the three and six month periods ended June 30, 2008, the Company recognized unrealized losses of $46,900,000 and $125,400,000, respectively, related to its investment in ACF, and during the periods ended June 30, 2008 recognized an unrealized gain of $22,800,000 related to its investment in Jefferies.

Manufacturing - Idaho Timber

Revenues and other income for Idaho Timber were $69,300,000 and $83,200,000 for the three months ended June 30, 2008 and 2007, respectively, and were $127,800,000 and $155,700,000, respectively, for the six months ended June 30, 2008 and 2007, respectively. Gross profit was $7,400,000 and $9,000,000 for the three months ended June 30, 2008 and 2007, respectively, and $10,100,000 and $18,000,000 for the six months ended June 30, 2008 and 2007, respectively. Salaries and incentive compensation expenses were $1,900,000 and $2,300,000 for the three months ended June 30, 2008 and 2007, respectively, and $3,700,000 and $4,600,000 for the six months ended June 30, 2008 and 2007, respectively. Depreciation and amortization expenses were $1,100,000 and $1,200,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,200,000 and $2,400,000 for the six months ended June 30, 2008 and 2007, respectively. Pre-tax income was $3,500,000 and $4,600,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,500,000 and $8,800,000 for the six months ended June 30, 2008 and 2007, respectively.

Idaho Timber's revenues for the three and six months ended June 30, 2008 continued to reflect the weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace. Shipment volume in the 2008 periods decreased approximately 13% as compared to the same periods in 2007, and average selling prices decreased approximately 5% in the 2008 periods as compared to the 2007 periods. Revenues for the second quarter of 2008 increased as compared to the first quarter of 2008 primarily due to seasonality. Idaho Timber expects that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber's revenues during 2008. Until housing starts begin to increase, annual dimension lumber shipping volume may remain flat or could decline further.

Raw material cost per thousand board feet declined approximately 5% in the three month 2008 period as compared to the three month 2007 period, and was largely unchanged in the six month 2008 period as compared to the same period in 2007. Raw material cost per thousand board feet for the second quarter of 2008 increased as compared to the first quarter of 2008 due to the seasonal demand. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is typically not the same. Spreads were largely unchanged for the second quarter of 2008 as compared to the same period in 2007, and declined for the six month 2008 period as compared to the same period in 2007. While spreads improved in the second quarter of 2008 as compared to the first quarter of 2008, this is not expected to continue as it largely reflected the seasonally higher selling prices.

The Home Depot, one of Idaho Timber's largest home center board customers, informed Idaho Timber that it would discontinue purchasing pine boards through its vendor managed inventory program effective July 1, 2008. Revenues from The Home Depot pursuant to this program were $3,900,000 and $8,000,000 for the three and six month periods ended June 30, 2008. Idaho Timber intends to replace this lost business with new customers and/or may utilize its excess production capacity for other products.

Manufacturing - Conwed Plastics

Pre-tax income for Conwed Plastics was $4,400,000 and $5,300,000 for the three months ended June 30, 2008 and 2007, respectively, and $8,300,000 and $8,600,000 for the six month periods ended June 30, 2008 and 2007, respectively. Its manufacturing revenues and other income were $29,100,000 and $27,300,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $55,800,000 and $51,500,000 for the six month periods ended June 30, 2008 and 2007, respectively. Gross profits were $8,600,000 and $8,600,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $16,800,000 and
$15,500,000 for the six month periods ended June 30, 2008 and 2007, respectively. Revenues increased in the 2008 periods as compared to the 2007 periods primarily in the packaging and filtration markets, largely due to acquisitions made in 2007, and in various markets in Europe due to an acquisition in 2007, new customers and the impact of foreign exchange. However, Conwed Plastics' revenues in 2008 continued to be adversely impacted in those markets related to the housing industry. In addition, revenues from the erosion control market declined in 2008 as some business was lost to competitors.

Raw material costs increased approximately 20% and 28%, respectively, in the three and six month periods ended June 30, 2008 as compared to the same periods in 2007. The primary raw material in Conwed Plastics' products is a polypropylene  resin,  which is a byproduct of the oil refining  process,  whose price tends to fluctuate with the price of oil. Although raw material costs increased, gross profits were flat in the three month 2008 period and greater in the six month 2008 period as compared to the same periods in 2007, primarily due to increased sales volume and higher selling prices, and for the six month period, product mix. Pre-tax results for the three and six month 2008 periods also reflect $900,000 and $1,100,000 of higher salaries and incentive compensation expense as compared to the 2007 periods principally due to an increase in estimated incentive bonus expense, and for the six month period, greater headcount.

Telecommunications

The telecommunications business of STi Prepaid has been consolidated by the Company since March 2007. STi Prepaid's telecommunications revenues and other income were $109,000,000 and $111,500,000 for the three months ended June 30, 2008 and 2007, respectively, and $228,700,000 and $144,300,000 for the six months ended June 30, 2008 and for the period from the asset acquisition through June 30, 2007, respectively. Telecommunications cost of sales were $93,900,000 and $94,200,000 for the three months ended June 30, 2008 and 2007, respectively, and $200,000,000 and $121,800,000 for the six months ended June 30, 2008 and for the period from the asset acquisition through June 30, 2007, respectively. Salaries and incentive compensation expenses were $2,500,000 and $2,400,000 for the three months ended June 30, 2008 and 2007, respectively, and $4,600,000 and $2,900,000 for the six months ended June 30, 2008 and for the period from the asset acquisition through June 30, 2007, respectively. Selling, general and other expenses were $8,500,000 and $8,300,000 for the three months ended June 30, 2008 and 2007, respectively, and $16,500,000 and $10,100,000 for the six months ended June 30, 2008 and for the period from the asset acquisition through June 30, 2007, respectively. Pre-tax income was $3,900,000 and $6,500,000 for the three months ended June 30, 2008 and 2007, respectively, and $7,100,000 and $9,400,000 for the six months ended June 30, 2008 and for the period from the asset acquisition through June 30, 2007, respectively.

Telecommunications revenues for the second quarter of 2008 declined slightly as compared to the second quarter of 2007 and were approximately 9% lower than for the first quarter of 2008. This decline since the first quarter of 2008 reflects reduced sales of certain unprofitable prepaid calling cards and reduced carrier wholesale service revenues principally due to the loss of a large customer. Gross profit for the second quarter of 2008 declined as compared to the same period in 2007 primarily due to losses from a large sale of handsets in 2008. Gross profit for the second quarter of 2008 increased as compared to the first quarter of 2008 primarily due to the reduction in certain unprofitable prepaid calling card business, discussed above, and fewer launches of new prepaid calling cards with low introductory rates.

Property Management and Services

The property management and services operations of ResortQuest have been consolidated by the Company since June 2007. For the three and six month periods ended June 30, 2008, property management and services revenues and other income were $38,900,000 and $78,600,000, respectively, direct operating expenses were $30,500,000 and $57,900,000, respectively, salaries and incentive compensation expenses were $1,400,000 and $2,700,000, respectively, depreciation and amortization expenses were $1,400,000 and $2,700,000, respectively, selling, general and other expenses were $5,100,000 and $10,400,000, respectively, and pre-tax income was $600,000 and $4,900,000, respectively. For the 2007 periods, property management and services revenues and other income were $18,500,000, direct operating expenses were $11,900,000, salaries and incentive compensation expenses were $1,300,000, selling, general and other expenses were $3,300,000 and pre-tax income was $1,500,000.

ResortQuest's business is seasonal; profits for the first quarter typically are higher as ski areas reach their peak season, and 2008 also benefited from earlier than usual religious and school holidays. Profits for the second quarter typically are lower as the beach and golf locations do not reach their peak until the summer months. ResortQuest's occupancy percentages for the three and six month 2008 periods did not significantly change from those for the comparable 2007 periods (inclusive of the pre-acquisition period). However, its average daily rates for the 2008 periods declined compared to those for the same periods in 2007. In the three and six month 2008 periods, ResortQuest recorded net real estate brokerage revenues of $1,900,000 and $6,700,000, respectively, upon the completion of certain large development projects. As more fully discussed in the 2007 10-K, the real estate brokerage business has been and will continue to be negatively impacted by the depressed real estate market.

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

For the three and six month periods ended June 30, 2008, Premier's revenues and other income were $28,800,000 and $68,400,000, respectively, and pre-tax income
(loss) was $(600,000) and $8,800,000, respectively. Revenues and other income for the six month 2008 period include a $7,300,000 gain from the settlement and collection of Premier's remaining insurance claim relating to Hurricane Katrina and $4,700,000 resulting from capital contributions from the minority interest. In prior periods, the Company recorded 100% of the losses after cumulative loss allocations to the minority interest had reduced the minority interest liability to zero. Since the minority interest liability remains at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the minority interest losses that were not previously allocated to the minority interest. Premier's results for the three and six month periods ended June 30, 2008 also include direct operating expenses of $24,000,000 and $48,600,000, respectively, interest expense of $200,000 and $500,000, respectively, salaries and incentive compensation expenses of $500,000 and $1,300,000, respectively, depreciation and amortization expenses of $4,200,000 and $8,400,000, respectively, and selling, general and other expenses of $600,000 and $800,000, respectively.

Revenues for the first and second quarters of 2008 increased approximately 16% and 22%, respectively, as compared to the fourth quarter of 2007, primarily due to seasonality in the Gulf Coast gaming market as well as increased market share. Revenues increased in the second quarter of 2008 as compared to the first quarter of 2008 primarily due to non-casino operations.

The Company's share of Premier's net loss under the equity method of accounting was $12,500,000 and $19,400,000, respectively, for the three and six month periods ended June 30, 2007.

Domestic Real Estate

Pre-tax income (losses) for the domestic real estate segment were $(800,000) and $3,600,000 for the three months ended June 30, 2008 and 2007, respectively, and $(5,600,000) and $2,100,000 for the six months ended June 30, 2008 and 2007, respectively. Real estate revenues and other income for the three and six month periods ended June 30, 2008 include $3,100,000 and $(400,000), respectively, of income (charges) related to the accounting for the mark-to-market value of an interest rate derivative relating to the Myrtle Beach project's debt obligation.

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

Medical Product Development

Pre-tax  losses  (net of minority  interest)  for Sangart  were  $8,500,000  and
$7,000,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $15,900,000 and $15,400,000 for the six month periods ended June 30, 2008 and 2007, respectively. Sangart's losses for 2008 and 2007 reflect research and development costs (which are included in selling, general and other expenses in the consolidated statement of operations) of $5,200,000 and $4,800,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $9,500,000 and $10,800,000 for the six month periods ended June 30, 2008 and 2007, respectively, and salaries and incentive compensation expenses of $2,800,000 and $2,100,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $5,400,000 and $4,200,000 for the six month periods ended June 30, 2008 and 2007, respectively. As more fully discussed in the 2007 10-K, in the six month period ended June 30, 2007, the Company expensed acquired research and development of $4,100,000 in connection with its increased investment in Sangart. The increase in salaries and incentive compensation in the 2008 periods as compared to the same periods in 2007 was principally due to increased headcount in connection with the Phase III trials.

Sangart is a development stage company that does not have any revenues from product sales. It recently completed two Phase III clinical trials in Europe for its lead product candidate, Hemospan(R), data from which is expected to become available in the second half of 2008. If these trials are successful it will then seek approval with the appropriate regulatory authorities to market its product. Sangart also recently completed a smaller Phase II clinical trial in the U.S., data from which is still being compiled. Until such time, if ever, that Sangart obtains regulatory approval for Hemospan, the Company will report losses from this segment. U.S. or foreign regulatory agencies could also require Sangart to perform more clinical trials, which could be both expensive and time consuming. The Company expects to invest up to an additional $48,500,000 in 2008 upon its exercise of existing warrants which will continue to fund Sangart's research and development costs and which will be expensed by the Company over time. The Company is unable to predict with certainty when, if ever, it will report operating profits for this segment.

Corporate and Other Operations

Investment and other income decreased in the three and six month periods ended June 30, 2008 as compared to the same periods in 2007. Investment income declined $9,000,000 and $21,500,000 in the three and six month 2008 periods, respectively, principally due to lower interest rates on a reduced amount of fixed income securities. Investment and other income for the six month period ended June 30, 2007 includes the receipt of escrowed proceeds from the sale of an associated company in 2006 of $11,400,000 ($1,300,000 for the three month 2007 period) that had not been previously recognized. For the 2007 periods, investment and other income includes $8,500,000 related to the termination of a joint development agreement with another party. The amount recorded in other income substantially reimbursed the Company for its prior expenditures, which were fully expensed as incurred.

Investment and other income for the 2008 periods include $4,900,000 of income related to Fortescue's Pilbara iron ore and infrastructure project in Western Australia. As more fully discussed in the 2007 10-K, the Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue's project, which commenced production in May 2008. Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue's debt agreements; payments are currently being deferred pursuant to those agreements. Depreciation and amortization expenses include prepaid mining interest amortization of $300,000, which is being amortized over time in proportion to the amount of ore produced. Other income also reflects increases in the three and six month 2008 periods, as compared to the same periods in 2007, in foreign exchange gains of $700,000 and $2,600,000, respectively, and income from purchased delinquent credit card receivables of $3,300,000 and $7,400,000, respectively. Investment and other income also reflects income (charges) of $1,200,000 and $600,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $(100,000) and $500,000 for the six month periods ended June 30, 2008 and 2007, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains for Corporate and Other Operations aggregated $19,000,000 and $50,200,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $27,300,000 and $66,200,000 for the six month periods ended June 30, 2008 and 2007, respectively. The Company's net securities gains largely reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities and unrealized gains on trading securities. Net securities gains include provisions of $6,600,000 and $300,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $13,600,000 and $500,000 for the six month periods ended June 30, 2008 and 2007, respectively, to write down the Company's investments in certain available for sale securities. The write down of the securities resulted from a decline in market value determined to be other than temporary.

The increase in interest expense during the three and six month 2008 periods as compared to the same periods in 2007 primarily reflects interest expense relating to the 8 1/8% Senior Notes issued in September 2007 and for the six month 2008 period reflects interest relating to the 7 1/8% Senior Notes issued in March 2007. Interest expense for the 2008 periods also reflects decreased interest expense related to the fixed rate repurchase agreements.

Salaries and incentive compensation expense declined in the three and six month periods ended June 30, 2008 as compared to the same periods in 2007. Salaries and incentive compensation expense included $2,500,000 and $2,600,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $5,000,000 and $6,000,000 for the six month periods ended June 30, 2008 and 2007, respectively, relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. Share-based compensation expense in the six month 2007 period included the accelerated vesting of stock options of an officer of the Company who resigned.

The increase in selling, general and other expenses of $13,300,000 and $7,800,000 in the three and six month 2008 periods as compared to the same periods in 2007 primarily reflects severance expense and greater expenses (largely professional fees and other costs) related to the investigation and evaluation of energy projects. Expenses related to the investigation and evaluation of energy projects were $8,900,000 and $3,200,000 for the three month 2008 and 2007 periods, respectively, and $13,200,000 and $5,900,000 for the six month 2008 and 2007 periods, respectively. Selling, general and other expenses for the 2008 periods also include a loss of $2,300,000 from asset disposals. Selling, general and other expenses for the six month 2007 period include a charge of $7,500,000 for the settlement of litigation related to MK Resources Company, and greater legal fees, including those incurred in connection with that litigation.

As discussed above, the income tax provisions for the 2008 periods reflect a credit of $222,200,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset. In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense. The 2008 periods also reflect the recognition of previously unrecognized tax benefits of $4,100,000 as a result of the expiration of the applicable statute of limitations.

For the three and six month periods ended June 30, 2007, the Company's effective income tax rates are higher than the federal statutory rate primarily due to state income taxes.

Associated Companies

Income (losses) related to associated companies for the three and six month periods ended June 30, 2008 and 2007 includes the following (in thousands):


                                                      For the Three Month               For the Six Month
                                                     Period Ended June 30,            Period Ended June 30,
                                                     ---------------------            ---------------------
                                                       2008            2007             2008              2007
                                                       ----            ----             ----              ----

Jefferies                                          $   28,400       $     --         $  28,400          $    --
ACF                                                   (46,900)            --          (125,400)              --
EagleRock                                              (5,400)         (1,100)          (9,500)             5,400
IFIS                                                     (300)            --              (300)              --
Premier                                                   --          (12,500)             --             (19,400)
JPOF II                                                   --              100              --               3,000
JHYH                                                    9,000           8,900          (11,900)             8,900
HomeFed                                                   200             100             (200)               200
Safe Harbor                                               --           (1,100)             --               3,300
Wintergreen Partners Fund L.P.                         (6,400)          3,300          (12,200)             6,200
Highland Opportunity                                     (800)          1,100          (17,100)             2,500
Shortplus                                               1,700            (500)          10,300              4,800
Pershing Square                                       (26,900)         (1,500)         (31,900)            (1,500)
RCG Ambrose, L.P.                                         200             --            (1,000)              --
Goober Drilling                                         7,200           3,000           13,500              5,700
CLC                                                       600             900            4,500                900
Other                                                  (1,600)          6,000           (1,900)             9,100
                                                   ----------       ---------        ---------          ---------
  Income (loss) related to associated
   companies before income taxes                      (41,000)          6,700         (154,700)            29,100
Income tax (expense) benefit                           15,800          (2,100)          55,100            (11,600)
                                                   ----------       ---------        ---------          ---------
  Income (loss) related to associated
   companies, net of taxes                         $  (25,200)      $   4,600        $ (99,600)         $  17,500
                                                   ==========       =========        =========          =========

As discussed above, the Company elected the fair value option described in SFAS 159 for its investments in Jefferies and ACF, resulting in the recognition of an unrealized gain or loss for the difference between the market value and the cost of each investment.

Discontinued Operations

WilTel Communications Group, LLC

Gain (loss) on disposal of discontinued operations for the six month period ended June 30, 2007 period reflects the resolution of a sale-related contingency related to WilTel, which was sold in the fourth quarter of 2005.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); compliance with government laws and regulations; changes in mortgage interest rate levels or changes in consumer lending practices; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1A. Risk Factors in the 2007 10-K and Part II, Item 1A. Risk Factors contained in the Form 10-Q filed for the quarter ended March 31, 2008.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

     (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

Changes in internal control over financial reporting

     (b) The Company has not yet completed its evaluation of the internal controls over financial reporting at STi Prepaid or ResortQuest, which were acquired by the Company during 2007. Except for changes that result relating to these entities, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities.

        The Company's purchases of its common shares during the second quarter of 2008 were as follows:

                                                                                      Total Number
                                                                                       of Shares           Approximate
                                                                                      Purchased as       Dollar Value of
                                                                                    Part of Publicly     Shares that May
                                               Total Number           Average          Announced        Yet be Purchased
                                                 of Shares          Price Paid          Plans or         under the Plans
                                               Purchased (1)         Per Share          Programs           or Programs
                                               -------------         ---------          --------           -----------

          April 1 to April 30                         2,456           $49.81              --               $    --
                                                    -------                            ---------

          Total                                       2,456                               --
                                                    =======                            =========


          (1) Consists of common shares received from a director to exercise stock options. Shares were valued at the market price at the date of the option exercise.

Item 4. Submission of Matters to a Vote of Security Holders.

        The following matters were submitted to a vote of shareholders at the Company's 2008 Annual Meeting of Shareholders held on May 13, 2008.

        a)     Election of directors.

                                                                                Number of Shares
                                                                                ----------------
                                                                          For                   Withheld
                                                                          ---                   --------
                Ian M. Cumming                                      194,662,996                 5,436,205
                Paul M. Dougan                                      197,448,219                 2,650,982
                Lawrence D. Glaubinger                              197,319,890                 2,779,311
                Alan J. Hirschfield                                 198,423,045                 1,676,156
                James E. Jordan                                     197,444,557                 2,654,644
                Jeffrey C. Keil                                     194,290,389                 5,808,812
                Jesse Clyde Nichols, III                            197,437,132                 2,662,069
                Joseph S. Steinberg                                 194,851,151                 5,248,050

        b)      Ratification  of  PricewaterhouseCoopers   LLP,  as  independent
                auditors for the year ended December 31, 2008.

                For                                                 197,413,472
                Against                                               1,301,069
                Abstentions                                           1,384,660
                Broker non-votes                                          --

Item 6. Exhibits.

        10.1 Investment Agreement dated as of April 20, 2008, by and between Leucadia National Corporation and Jefferies Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on April 21, 2008).

        10.2 Letter Agreement dated April 20, 2008, between Leucadia National Corporation and Jefferies Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on April 21,
                2008).

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



Date:  August 7, 2008

                                              By: /s/ Barbara L. Lowenthal
                                                  ------------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller
                                                  (Chief Accounting Officer)

                                  Exhibit Index


        10.1 Investment Agreement dated as of April 20, 2008, by and between Leucadia National Corporation and Jefferies Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on April 21, 2008).

        10.2 Letter Agreement dated April 20, 2008, between Leucadia National Corporation and Jefferies Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on April 21,
                2008).

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