Form 10-Q
period 2008-09-30
LEUCADIA NATIONAL CORP
filed 2008-11-06
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 3, 2008:
232,886,685.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Dollars in thousands, except par value)
(Unaudited)

                                                                                        September 30,          December 31,
                                                                                             2008                  2007
                                                                                        ------------           -----------

ASSETS
------
Current assets:
   Cash and cash equivalents                                                             $   162,073           $   456,970
   Investments                                                                               334,735               983,199
   Trade, notes and other receivables, net                                                   182,239               133,765
   Prepaids and other current assets                                                         222,238               146,199
                                                                                         -----------           -----------
       Total current assets                                                                  901,285             1,720,133
Non-current investments                                                                    2,109,813             2,776,521
Notes and other receivables, net                                                              20,544                16,388
Intangible assets, net and goodwill                                                           74,370                79,506
Deferred tax asset, net                                                                    1,571,012             1,113,925
Other assets                                                                                 616,094               544,432
Property, equipment and leasehold improvements, net                                          527,233               512,804
Investments in associated companies ($1,419,700 measured using
  fair value option at September 30, 2008)                                                 2,588,818             1,362,913
                                                                                         -----------           -----------
           Total                                                                         $ 8,409,169           $ 8,126,622
                                                                                         ===========           ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                   $   190,834           $   229,560
   Deferred revenue                                                                           72,118                86,993
   Other current liabilities                                                                  10,929                10,992
   Debt due within one year                                                                  175,562               132,405
                                                                                         -----------           -----------
       Total current liabilities                                                             449,443               459,950
Other non-current liabilities                                                                 64,879                71,061
Long-term debt                                                                             2,045,379             2,004,145
                                                                                         -----------           -----------
       Total liabilities                                                                   2,559,701             2,535,156
                                                                                         -----------           -----------

Commitments and contingencies

Minority interest                                                                             21,416                20,974
                                                                                         -----------           -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 600,000,000 shares;
  232,886,685 and 222,574,440 shares issued and outstanding, after deducting
  46,888,660 and 56,886,204 shares held in treasury                                          232,887               222,574
Additional paid-in capital                                                                 1,286,600               783,145
Accumulated other comprehensive income                                                       538,741               975,365
Retained earnings                                                                          3,769,824             3,589,408
                                                                                         -----------           -----------
       Total shareholders' equity                                                          5,828,052             5,570,492
                                                                                         -----------           -----------
           Total                                                                         $ 8,409,169           $ 8,126,622
                                                                                         ===========           ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)


                                                                            For the Three Month              For the Nine Month
                                                                         Period Ended September 30,      Period Ended September 30,
                                                                         --------------------------      --------------------------
                                                                            2008            2007            2008           2007
                                                                            ----            ----            ----           ----

Revenues and Other Income:
   Manufacturing                                                          $  91,027        $ 103,266      $  274,482     $ 310,258
   Telecommunications                                                       106,678          112,271         334,992       255,986
   Property management and service fees                                      44,346           40,259         122,686        58,604
   Gaming entertainment                                                      25,390           14,396          81,444        14,396
   Investment and other income                                               49,722           37,331         138,635       143,307
   Net securities gains (losses)                                            (65,547)          23,626         (38,220)       89,787
                                                                          ---------        ---------      ----------     ---------
                                                                            251,616          331,149         914,019       872,338
                                                                          ---------        ---------      ----------     ---------
Expenses:
   Cost of sales:
      Manufacturing                                                          78,450           89,835         234,993       263,354
      Telecommunications                                                     91,429           96,737         291,438       218,581
   Direct operating expenses:
      Property management and services                                       34,229           28,815          92,117        40,705
      Gaming entertainment                                                   23,674           13,404          72,242        13,404
   Interest                                                                  37,016           27,943         109,341        74,855
   Salaries and incentive compensation                                       23,902           24,709          68,899        65,081
   Depreciation and amortization                                             14,763           10,171          39,700        23,050
   Selling, general and other expenses                                       57,110           50,403         182,737       156,361
                                                                          ---------        ---------      ----------     ---------
                                                                            360,573          342,017       1,091,467       855,391
                                                                          ---------        ---------      ----------     ---------
       Income (loss) from continuing operations before income taxes
         and income related to associated companies                        (108,957)         (10,868)       (177,448)       16,947
Income tax (benefit) provision                                              (38,753)          (4,177)       (297,814)        6,941
                                                                          ---------        ---------      ----------     ---------
       Income (loss) from continuing operations before income
         related to associated companies                                    (70,204)          (6,691)        120,366        10,006
Income related to associated companies, net of taxes                        159,666            8,778          60,050        26,257
                                                                          ---------        ---------      ----------     ---------
       Income from continuing operations                                     89,462            2,087         180,416        36,263
Income from discontinued operations, net of taxes                              --                 98            --             307
Gain on disposal of discontinued operations, net of taxes                      --              1,703            --           1,991
                                                                          ---------        ---------      ----------     ---------
       Net income                                                         $  89,462        $   3,888      $  180,416     $  38,561
                                                                          =========        =========      ==========     =========

Basic earnings per common share:
   Income from continuing operations                                           $.38             $.01            $.79          $.17
   Income from discontinued operations                                          --               --              --            --
   Gain on disposal of discontinued operations                                  --               .01             --            .01
                                                                               ----             ----            ----          ----
       Net income                                                              $.38             $.02            $.79          $.18
                                                                               ====             ====            ====          ====

Diluted earnings per common share:
   Income from continuing operations                                           $.37             $.01            $.76          $.17
   Income from discontinued operations                                          --               --              --            --
   Gain on disposal of discontinued operations                                  --               .01             --            .01
                                                                               ----             ----            ----          ----
       Net income                                                              $.37             $.02            $.76          $.18
                                                                               ====             ====            ====          ====






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(In thousands)
(Unaudited)


                                                                                                  2008             2007
                                                                                                  ----             ----


Net cash flows from operating activities:
Net income                                                                                   $   180,416      $    38,561
Adjustments to reconcile net income to net cash used for operations:
   Deferred income tax (benefit) provision                                                      (269,748)          26,350
   Depreciation and amortization of property, equipment and leasehold improvements                41,832           27,795
   Other amortization                                                                             10,549              384
   Share-based compensation                                                                        8,621            8,503
   Excess tax benefit from exercise of stock options                                              (1,821)          (2,911)
   Provision for doubtful accounts                                                                   405              210
   Net securities (gains) losses                                                                  38,220          (89,787)
   Income related to associated companies                                                        (93,231)         (44,471)
   Distributions from associated companies                                                        81,314           53,310
   Net gains related to real estate, property and equipment, and other assets                    (45,146)         (24,035)
   Gain on disposal of discontinued operations                                                      --             (3,372)
   Investments classified as trading, net                                                         60,056           35,265
   Net change in:
     Restricted cash                                                                               5,235            8,385
     Trade, notes and other receivables                                                                3            7,530
     Prepaids and other assets                                                                      (851)          (1,939)
     Trade payables and expense accruals                                                         (35,195)          (9,008)
     Other liabilities                                                                            (1,188)            (608)
     Deferred revenue                                                                            (15,652)         (27,130)
     Income taxes payable                                                                          1,558           (9,781)
   Other                                                                                          (5,139)           1,649
                                                                                             -----------      -----------
     Net cash used for operating activities                                                      (39,762)          (5,100)
                                                                                             -----------      -----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                    (69,143)         (29,353)
Acquisitions of and capital expenditures for real estate investments                             (96,547)         (59,872)
Proceeds from disposals of real estate, property and equipment, and other assets                   7,302           24,926
Acquisitions, net of cash acquired                                                                  --            (83,971)
Collection of Premier Entertainment Biloxi, LLC's insurance proceeds                              11,089             --
Net change in restricted cash                                                                        105           (8,371)
Advances on notes and other receivables                                                          (17,116)         (12,714)
Collections on notes, loan and other receivables                                                  27,632           29,674
Investments in associated companies                                                             (889,705)        (981,030)
Capital distributions from associated companies                                                  165,238           46,662
Purchases of investments (other than short-term)                                              (3,655,121)      (2,985,445)
Proceeds from maturities of investments                                                          342,980          533,168
Proceeds from sales of investments                                                             3,726,005        2,709,272
Other                                                                                             (6,618)             426
                                                                                             -----------      -----------
     Net cash used for investing activities                                                     (453,899)        (816,628)
                                                                                             -----------      -----------

Net cash flows from financing activities:
Issuance of debt, net of issuance costs                                                           89,389          978,106
Reduction of debt                                                                                 (5,810)          (2,813)
Issuance of common shares                                                                        106,324          250,217
Purchase of common shares for treasury                                                              (122)            (102)
Excess tax benefit from exercise of stock options                                                  1,821            2,911
Other                                                                                              7,315            1,322
                                                                                             -----------      -----------
     Net cash provided by financing activities                                                   198,917        1,229,641
                                                                                             -----------      -----------
Effect of foreign exchange rate changes on cash                                                     (153)              20
                                                                                             -----------      -----------
     Net increase (decrease) in cash and cash equivalents                                       (294,897)         407,933
Cash and cash equivalents at January 1,                                                          456,970          287,199
                                                                                             -----------      -----------
Cash and cash equivalents at September 30,                                                   $   162,073      $   695,132
                                                                                             ===========      ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2008 and 2007
(In thousands, except par value)
(Unaudited)


                                                      Common                       Accumulated
                                                      Shares        Additional       Other
                                                      $1 Par         Paid-In      Comprehensive      Retained
                                                      Value          Capital      Income (Loss)      Earnings         Total
                                                    ---------       -----------   --------------     ----------     ----------

Balance, January 1, 2007                            $216,351       $  520,892      $   (4,726)      $3,160,758      $3,893,275
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $307,223                                            541,460                          541,460
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $2,055                                                3,621                            3,621
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $42                                           74                               74
   Net change in minimum pension liability and
     postretirement benefits, net of taxes of $501                                        883                              883
   Net income                                                                                           38,561          38,561
                                                                                                                    ----------
     Comprehensive income                                                                                              584,599
                                                                                                                    ----------
Share-based compensation expense                                        8,503                                            8,503
Issuance of common shares                              5,500          236,500                                          242,000
Exercise of options to purchase common shares,
  including excess tax benefit                           539           10,589                                           11,128
Purchase of common shares for treasury                    (3)             (99)                                            (102)
                                                    --------       ----------      ----------       ----------      ----------

Balance, September 30, 2007                         $222,387       $  776,385      $  541,312       $3,199,319      $4,739,403
                                                    ========       ==========      ==========       ==========      ==========

Balance, January 1, 2008                            $222,574       $  783,145      $  975,365       $3,589,408      $5,570,492
                                                                                                                    ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $247,443                                           (432,664)                        (432,664)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $2,890                                               (5,055)                          (5,055)
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $419                                         733                              733
   Net change in pension liability and
     postretirement benefits, net of taxes of $206                                        362                              362
   Net income                                                                                          180,416         180,416
                                                                                                                    ----------
     Comprehensive loss                                                                                               (256,208)
                                                                                                                    ----------
Share-based compensation expense                                        7,494                                            7,494
Sale of common shares to Jefferies Group, Inc.        10,000          488,269                                          498,269
Issuance of common shares for debt conversion                               3                                                3
Exercise of options to purchase common shares,
  including excess tax benefit                           315            7,809                                            8,124
Purchase of common shares for treasury                    (2)            (120)                                            (122)
                                                    --------       ----------      ----------       ----------      ----------

Balance, September 30, 2008                         $232,887       $1,286,600      $  538,741       $3,769,824      $5,828,052
                                                    ========       ==========      ==========       ==========      ==========







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

     During the second quarter of 2008, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company's net deferred tax asset; accordingly, $222,200,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The Company's conclusion that this additional portion of the deferred tax asset is more likely than not to be realized reflects, among other things, the projected income to be earned from the sale of 10,000,000 common shares of the Company in April 2008, and is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income. In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, during the second quarter the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, estimates apportionment factors for state and local taxing jurisdictions and includes all future years that the Company estimated it would have available net operating loss carryforwards. As more fully discussed below, the Company has large investments in certain publicly traded companies, all of which have experienced significant market price volatility subsequent to September 30, 2008. When evaluating its projection of future taxable income, declines in market value represent negative evidence the Company considers as it assesses the carrying amount of the deferred tax valuation allowance. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2008, the balance of the deferred tax valuation allowance was approximately $80,000,000, principally to reserve for net operating losses that are not available to offset income generated by other members of the Company's consolidated tax return group.

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

     Certain information concerning the Company's segments for the three and nine month periods ended September 30, 2008 and 2007 is presented in the following table.


                                                                             For the Three Month            For the Nine Month
                                                                         Period Ended September 30,     Period Ended September 30,
                                                                         --------------------------     --------------------------
                                                                             2008           2007           2008            2007
                                                                             ----           ----           ----            ----
                                                                                               (In thousands)

     Revenues and other income (a):
        Manufacturing:
          Idaho Timber                                                      $  63,349      $  75,250      $ 191,104       $ 230,937
          Conwed Plastics                                                      27,971         28,110         83,761          79,595
        Telecommunications                                                    106,804        112,782        335,533         257,076
        Property Management and Services                                       44,617         40,659        123,202          59,144
        Gaming Entertainment (b)                                               26,316         14,618         94,668          14,618
        Domestic Real Estate                                                    3,722          2,200         10,312          14,565
        Medical Product Development                                               117            544            522           1,524
        Other Operations (c)                                                   11,640         10,993         40,111          40,275
        Corporate (d)                                                         (32,920)        45,993         34,806         174,604
                                                                            ---------      ---------      ---------       ---------
            Total consolidated revenues and other income                    $ 251,616      $ 331,149      $ 914,019       $ 872,338
                                                                            =========      =========      =========       =========

     Income (loss) from continuing operations before income taxes and income related to associated companies:
        Manufacturing:
          Idaho Timber                                                      $     982      $   2,012      $   3,491       $  10,822
          Conwed Plastics                                                       3,909          4,741         12,208          13,369
        Telecommunications                                                      4,337          6,243         11,428          15,598
        Property Management and Services                                        4,131          3,874          9,046           5,408
        Gaming Entertainment                                                   (4,254)        (2,255)         4,512          (2,255)
        Domestic Real Estate                                                   (5,724)        (5,029)       (11,279)         (2,912)
        Medical Product Development                                            (8,216)        (7,038)       (24,165)        (22,414)
        Other Operations (c)                                                  (11,548)        (5,982)       (27,737)         (8,808)
        Corporate (d)                                                         (92,574)        (7,434)      (154,952)          8,139
                                                                            ---------      ---------      ---------       ---------
            Total consolidated income (loss) from continuing
              operations before income taxes and income
              related to associated companies                               $(108,957)     $ (10,868)     $(177,448)      $  16,947
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

     (b) For the nine month period ended September 30, 2008, the gaming entertainment segment's revenues and other income includes a $7,300,000 gain from the settlement of an insurance claim and for the three and nine month periods ended September 30, 2008, $800,000 and $5,600,000, respectively, resulting from capital contributions from the minority interest. In prior periods, the Company recorded 100% of the losses from this segment after cumulative loss allocations to the minority interest had reduced the minority interest liability to zero. Since the minority interest liability remains at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the minority interest losses that were not previously allocated to the minority interest.

     (c) Other operations includes pre-tax losses of $9,100,000 and $4,100,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $23,500,000 and $2,700,000 for the nine month periods ended September 30, 2008 and 2007, respectively, for the investigation and evaluation of various energy related projects. For the 2008 periods, there were no material operating revenues associated with these activities. For the nine month period ended September 30, 2007, revenues and other income, and pre-tax income (loss) include income of $8,500,000 related to the termination of a joint development agreement with another party. This amount substantially reimbursed the Company for its prior expenditures, which were fully expensed as incurred.

     (d) Corporate includes impairment charges for securities of $61,300,000 and $74,900,000 for the three and nine month periods ended September 30, 2008, respectively, and $400,000 and $900,000 for the three and nine month 2007 periods, respectively. The impaired securities include the Company's investment in an Argentine agricultural company that is publicly traded in both the U.S. and Argentina (see Note 4 for more information), various equity securities that are publicly traded in Hong Kong and a number of other debt and equity securities some of which are not publicly traded. The impairment charges result from declines in fair values of securities believed to be other than temporary, substantially all of which are for securities classified as available for sale securities. In addition, the Company recorded an impairment charge related to an investment in an associated company that is not reflected in the table above; see Note 4 for more information.

     For the three month  periods  ended  September  30,  2008 and 2007,  income
     (loss) from continuing operations has been reduced by depreciation and amortization expenses of $19,900,000 and $14,800,000, respectively; such amounts are primarily comprised of Corporate ($5,000,000 and $3,100,000, respectively), manufacturing ($4,300,000 and $4,400,000, respectively), gaming entertainment ($4,400,000 and $1,800,000, respectively), domestic real estate ($2,500,000 and $1,500,000, respectively), property management and services ($1,400,000 and $1,400,000, respectively) and other operations ($1,800,000 and $2,300,000, respectively). For the nine month periods ended September 30, 2008 and 2007, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $55,100,000 and $36,800,000, respectively; such amounts are primarily comprised of
     Corporate ($12,600,000 and $9,000,000, respectively), manufacturing ($13,100,000 and $13,500,000, respectively), gaming entertainment
     ($12,800,000 and $1,800,000, respectively), domestic real estate ($5,200,000 and $3,200,000, respectively), property management and services ($4,100,000 and $1,900,000, respectively) and other operations ($6,000,000 and $6,700,000, respectively). Depreciation and amortization expenses for other segments are not material.

     For the three month  periods  ended  September  30,  2008 and 2007,  income
     (loss) from continuing operations has been reduced by interest expense of $37,000,000 and $27,900,000, respectively; such amounts are primarily comprised of Corporate ($35,100,000 and $27,600,000, respectively), domestic real estate ($1,700,000 in 2008) and gaming entertainment ($200,000 in 2008). For the nine month periods ended September 30, 2008 and 2007, income (loss) from continuing operations has been reduced by interest expense of $109,300,000 and $74,900,000, respectively; such amounts are primarily comprised of Corporate ($105,600,000 and $74,400,000, respectively), domestic real estate ($2,900,000 in 2008) and gaming entertainment ($700,000 in 2008). Interest expense for other segments is not material.

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


                                                                                            September 30,      September 30,
                                                                                                 2008              2007
                                                                                            ------------       -----------

     Pershing Square IV, L.P. ("Pershing Square"):
         Total revenues                                                                    $  (267,900)         $  (99,100)
         Loss from continuing operations before extraordinary items                           (276,200)           (102,100)
         Net loss                                                                             (276,200)           (102,100)
         The Company's equity in net loss                                                      (27,800)            (10,400)

     HFH ShortPLUS Fund, L.P. ("Shortplus"):
         Total revenues                                                                    $    55,000          $  161,600
         Income from continuing operations before extraordinary items                           44,700             150,300
         Net income                                                                             44,700             150,300
         The Company's equity in net income                                                     10,700              37,600

     In March 2008, the Company increased its equity investment in the common shares of IFIS Limited ("IFIS"), a private company that primarily invests in operating businesses in Argentina, from approximately 3% to 26% for an additional cash investment of $83,900,000. At September 30, 2008, the Company's aggregate investment in IFIS was classified as an investment in an associated company and is accounted for under the equity method of accounting; the Company records its share of IFIS's results using a quarterly reporting lag. At December 31, 2007, the Company's investment in IFIS was classified as a non-current investment and was carried at cost.

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

     As a result of significant declines in quoted market prices for Cresud and other investments of IFIS, combined with declines in worldwide food commodity prices, the global mortgage and real estate crisis and political and financial conditions in Argentina, the Company has determined that its investments in IFIS and Cresud ADSs were impaired at September 30, 2008. As of September 30, 2008, the fair value of the Company's investment in IFIS was determined to be $41,800,000, resulting in an impairment charge of $36,100,000 for the three and nine month periods ended September 30, 2008. This charge is in addition to the Company's share of IFIS's operating losses, which were $8,100,000 and $8,400,000 for the three and nine month periods ended September 30, 2008, respectively. As of September 30, 2008, the fair value of the Company's investment in Cresud ADSs was determined to be $35,300,000, resulting in an impairment charge of $14,300,000 for the three and nine month periods ended September 30, 2008.

     The fair values of IFIS and Cresud's securities were determined using quoted market prices at September 30, 2008, as required under GAAP. Subsequent to September 30, 2008, these quoted market prices have continued to decline, and if this decline in value continues or worsens through the end of the year, the Company may record additional impairments during the fourth quarter. If the Company had used quoted market prices on November 3, 2008 to calculate the impairment charges as of September 30, 2008 (which is not permitted under GAAP), an additional charge of approximately $44,200,000 would have been recorded.

5. A summary of investments at September 30, 2008 and December 31, 2007 is as follows (in thousands):

                                                                     September 30, 2008                  December 31, 2007
                                                                ----------------------------     --------------------------------
                                                                               Carrying Value                     Carrying Value
                                                                 Amortized     and Estimated      Amortized        and Estimated
                                                                   Cost           Fair Value        Cost            Fair Value
                                                                ----------      ------------     ----------        -------------

     Current Investments:
        Investments available for sale                          $  295,294        $  295,600     $  897,470        $  899,053
        Trading securities                                             201            35,189         47,180            71,618
        Other investments, including accrued interest income         3,946             3,946         12,528            12,528
                                                                ----------        ----------     ----------        ----------
            Total current investments                           $  299,441        $  334,735     $  957,178        $  983,199
                                                                ==========        ==========     ==========        ==========

     Non-current Investments:
        Investments available for sale                          $1,017,786        $2,005,616     $  951,988        $2,618,648
        Other investments                                          104,197           104,197        157,873           157,873
                                                                ----------        ----------     ----------        ----------
            Total non-current investments                       $1,121,983        $2,109,813     $1,109,861        $2,776,521
                                                                ==========        ==========     ==========        ==========

     Non-current available for sale investments include 277,986,000 common shares of Fortescue Metals Group Ltd ("Fortescue"), representing approximately 9.9% of the outstanding Fortescue common stock. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol: FMG), and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Fortescue shares have a cost of $246,300,000 and market values of $1,026,500,000 and $1,824,700,000 at September 30, 2008 and December 31,
     2007, respectively.

     The market value of the Company's equity investment in FMG has decreased by $798,200,000 since December 31, 2007, which has a significant impact on the Company's reported shareholders' equity and non-current investment portfolio. The decline in FMG's market value continued after the end of the third quarter; as of November 3, 2008 the Company's position in FMG had an aggregate market value of $560,300,000. Public securities markets throughout the world have lost significant value and have been extremely volatile during the second half of 2008, conditions which may continue in the future.

     During the three and nine month periods ended September 30, 2008, the Company accrued $20,000,000 and $24,900,000, respectively, of other income related to Fortescue's Pilbara iron ore and infrastructure project in Western Australia. As more fully discussed in the 2007 10-K, the Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue's project, which commenced production in May 2008. Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue's debt agreements; payments are currently being deferred pursuant to those agreements. Depreciation and amortization expenses for the three and nine month periods ended September 30, 2008 include prepaid mining interest amortization of $1,300,000 and $1,600,000, respectively, which is being amortized over time in proportion to the amount of ore produced.

     Non-current other investments include 5,600,000 common shares of Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost of $78,000,000 and carrying values of $260,700,000 and $78,000,000 at
     September 30, 2008 and December 31, 2007, respectively. As more fully discussed in the 2007 10-K, the Inmet shares are restricted and may not be sold until August 2009 or earlier under certain specified circumstances. As required under GAAP, because of the transfer restriction the Inmet shares were carried at the initially recorded value until one year prior to the termination of the transfer restrictions; accordingly, starting in the third quarter of 2008 the Inmet shares are carried at market value. Subsequent to September 30, 2008, the aggregate market value of Company's investment in Inmet declined to $128,300,000 as of November 3, 2008.

6. A summary of intangible assets, net and goodwill at September 30, 2008 and December 31, 2007 is as follows (in thousands):

                                                                                                 September 30,       December 31,
                                                                                                     2008                2007
                                                                                                 ------------        -----------

     Intangibles:
        Customer relationships, net of accumulated amortization of $25,402 and $19,472             $ 47,919           $ 52,362
        Licenses, net of accumulated amortization of $832 and $361                                   11,106             11,527
        Trademarks and tradename, net of accumulated amortization of $536 and $403                    1,844              1,886
        Patents, net of accumulated amortization of $572 and $453                                     1,788              1,907
        Other, net of accumulated amortization of $2,259 and $2,048                                   3,562              3,673
     Goodwill                                                                                         8,151              8,151
                                                                                                   --------           --------
                                                                                                   $ 74,370           $ 79,506
                                                                                                   ========           ========

     Amortization expense on intangible assets was $2,200,000 for each of the three month periods ended September 30, 2008 and 2007, respectively, and $6,900,000 and $6,100,000 for the nine month periods ended September 30, 2008 and 2007, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2008 (for the remaining three months) - $2,400; 2009 - $9,300; 2010 - $8,900; 2011 - $8,400; and 2012 - $7,800.

     All of the goodwill in the above table relates to Conwed Plastics.

7. A summary of accumulated other comprehensive income (loss), net of taxes at September 30, 2008 and December 31, 2007 is as follows (in thousands):


                                                                        September 30,     December 31,
                                                                           2008               2007
                                                                         -----------     ------------

          Net unrealized gains on investments                            $ 565,014        $ 997,678
          Net unrealized foreign exchange gains                              1,949            7,004
          Net unrealized losses on derivative instruments                     (331)          (1,064)
          Net minimum pension liability                                    (28,596)         (29,023)
          Net postretirement benefit                                           705              770
                                                                         ---------        ---------
                                                                         $ 538,741        $ 975,365
                                                                         =========        =========

8. Investment and other income includes changes in the fair values of derivative financial instruments of $(200,000) and $(700,000) for the three month periods ended September 30, 2008 and 2007, respectively, and $(600,000) and $(200,000) for the nine month periods ended September 30, 2008 and 2007, respectively.

9. Pension expense charged to operations for the three and nine month periods ended September 30, 2008 and 2007 related to defined benefit pension plans included the following components (in thousands):


                                                                        For the Three Month             For the Nine Month
                                                                     Period Ended September 30,     Period Ended September 30,
                                                                     --------------------------     --------------------------
                                                                         2008             2007          2008           2007
                                                                        ------           -------       ------         ------

     Interest cost                                                     $ 3,074           $ 2,956      $ 9,266        $ 8,869
     Expected return on plan assets                                     (2,667)           (2,666)      (8,001)        (7,999)
     Actuarial loss                                                        168               413          504          1,236
     Amortization of prior service cost                                      1                 1            3              2
                                                                       -------           -------      -------        -------
       Net pension expense                                             $   576           $   704      $ 1,772        $ 2,108
                                                                       =======           =======      =======        =======

     The Company did not make any contributions to its defined benefit pension plans during the nine month period ended September 30, 2008.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and nine month periods ended September 30, 2008 and 2007.

10. Salaries and incentive compensation expense included $2,900,000 and $2,500,000, respectively, for the three month periods ended September 30, 2008 and 2007, and $8,600,000 and $8,500,000 for the nine month periods ended September 30, 2008 and 2007, respectively, for share-based compensation expense relating to grants principally made under the Company's senior executive warrant plan and fixed stock option plan. During the nine month 2008 period, 12,000 options were granted to non-employee directors under the Company's stock option plan at an exercise price of $53.72 per share, the market price on the grant date.

11. The aggregate amount of unrecognized tax benefits reflected in the Company's consolidated balance sheet was $10,000,000 (including $2,600,000 for interest); if recognized, such amounts would lower the Company's effective tax rate. During the nine month period ended September 30, 2008, the Company recognized previously unrecognized federal and state tax benefits of $4,100,000 as a result of the expiration of the applicable statute of limitations. Over the next twelve months, the Company does not expect that the aggregate amount of unrecognized tax benefits will change by a material amount. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2004. The Company's New York State and New York City income tax returns are currently being audited for the 2003 to 2005 period.

12. Basic earnings per share amounts are calculated by dividing net income by the sum of the weighted average number of common shares outstanding. To determine diluted earnings per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants, unless the effect is antidilutive. In addition, the calculations of diluted earnings per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings per share amounts was 232,849,000 and 218,071,000 for the three month periods ended September 30, 2008 and 2007, respectively, and 228,723,000 and 217,110,000 for the nine month periods ended September 30, 2008 and 2007, respectively. The number of shares used to calculate diluted earnings per share amounts was 249,452,000 and 219,411,000 for the three month periods ended September 30, 2008 and 2007, respectively, and 245,499,000 and 217,832,000 for the nine month periods ended September 30, 2008 and 2007, respectively. The denominator for dilutive per share computations for the three and nine month periods ended September 30, 2008 and 2007 reflects the effect of dilutive options and warrants. For the three and nine month periods ended September 30, 2007, the 3 3/4% Convertible Notes, which were convertible into 15,239,490 common shares during those periods, were not included in the computation of diluted earnings per share as the effect was antidilutive.

13. Cash paid for interest and income taxes (net of refunds) was $133,900,000 and $3,600,000, respectively, for the nine month period ended September 30, 2008 and $80,500,000 and $10,200,000, respectively, for the nine month period ended September 30, 2007.

14. Debt due within one year includes $160,100,000 and $125,000,000 as of September 30, 2008 and December 31, 2007, respectively, relating to repurchase agreements. At September 30, 2008, these fixed rate repurchase agreements have a weighted average interest rate of approximately 2.75%, mature in October 2008 and are secured by non-current investments with a carrying value of $172,300,000.

15. As of September 30, 2008, the Company had acquired approximately 28% of the outstanding voting securities of AmeriCredit Corp. ("ACF"), a company listed on the NYSE (Symbol: ACF), for aggregate cash consideration of $405,300,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, predominantly to consumers who are typically unable to obtain financing from other sources. ACF has historically funded its auto lending activities through the transfer of loans in securitization transactions. The Company has entered into a standstill agreement with ACF for the two year period ending March 3, 2010, pursuant to which the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, unless the buyer agreed to be bound by terms of the standstill agreement, to not increase its ownership interest to more than 30% of the outstanding ACF common shares, and received the right to nominate two directors to the board of directors of ACF. At September 30, 2008, the Company's investment in ACF is carried at fair value of $331,400,000; income related to associated companies includes unrealized gains (losses) resulting from changes in the fair value of ACF of $51,600,000 and $(73,900,000) for the three and nine month periods ended September 30, 2008, respectively. At December 31, 2007, the Company's investment in ACF was classified as non-current investments and carried at fair value of $71,500,000.

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

     Subsequent to September 30, 2008, the aggregate market value of the Company's investment in ACF declined to $206,100,000 at November 3, 2008. If the aggregate market value of the Company's investment in ACF remains unchanged at December 31, 2008, this decline in market value would result in the recognition of an unrealized loss during the fourth quarter of $125,300,000. Further declines in market values are also possible, which would result in the recognition of additional unrealized losses in the consolidated statement of operations.

     The relative significance of ACF to the Company could result in the Company including separate audited financial statements for ACF in its Annual Report on Form 10-K for the year ended December 31, 2008. The following table provides summarized data with respect to ACF for the nine months ended September 30, 2008 (in thousands):

                Total revenues                                                 $1,803,200
                Loss from continuing operations before extraordinary items       (113,700)
                Net loss                                                         (113,700)

16. In April 2008, the Company sold to Jefferies Group, Inc. ("Jefferies") 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate). Including shares acquired in open market purchases during 2008, as of September 30, 2008 the Company owns an aggregate of 48,585,385 Jefferies common shares (approximately 30% of the Jefferies outstanding common shares) for a total investment of $794,400,000. At September 30, 2008, the Company's investment in Jefferies is carried at fair value of $1,088,300,000, with unrealized gains of $271,100,000 and $293,900,000 for the three and nine month 2008 periods, respectively, included in income related to associated companies in the consolidated statement of operations. Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

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

     Subsequent to September 30, 2008, the aggregate market value of the Company's investment in Jefferies declined to $773,500,000 at November 3, 2008. If the aggregate market value of the Company's investment in Jefferies remains unchanged at December 31, 2008, this decline in market value would result in the recognition of an unrealized loss during the fourth quarter of $314,800,000. Further declines in market values are also possible, which would result in the recognition of additional unrealized losses in the consolidated statements of operations.

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

     The relative significance of Jefferies to the Company could result in the Company including separate audited financial statements for Jefferies in its Annual Report on Form 10-K for the year ended December 31, 2008. The following table provides summarized data with respect to Jefferies for the nine months ended September 30, 2008 (in thousands):

                Total revenues                                                  $1,433,800
                Loss from continuing operations before extraordinary items         (96,200)
                Net loss                                                           (96,200)

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

17. Aggregate information concerning assets and liabilities at September 30, 2008 that are measured at fair value on a recurring basis is presented below (dollars in thousands):

                                                                                     Fair Value Measurements Using (e)
                                                                                     ---------------------------------
                                                                                Quoted Prices in
                                                                               Active Markets for
                                                                               Identical Assets or     Significant Other
                                                        Total Fair Value          Liabilities           Observable Inputs
                                                          Measurements             (Level 1)              (Level 2)
                                                          ------------          ------------------     -----------------

   Investments classified as current assets:
     Investments available for sale                       $    295,600            $    291,700             $    3,900
     Trading securities (a)                                     34,900                   --                    34,900
                                                          ------------            ------------             ----------
                                                               330,500                 291,700                 38,800
                                                          ------------            ------------             ----------

   Non-current investments:
     Investments available for sale                          1,912,000               1,547,800                364,200
                                                          ------------            ------------             ----------

   Investments in associated companies (b)                   1,419,700               1,419,700                   --
                                                          ------------            ------------             ----------
       Total                                              $  3,662,200            $  3,259,200             $  403,000
                                                          ============            ============             ==========

   Other current liabilities (c)                          $      2,100            $        300             $    1,800
   Other non-current liabilities (d)                             7,700                   --                     7,700
                                                          ------------            ------------             ----------
       Total                                              $      9,800            $        300             $    9,500
                                                          ============            ============             ==========

     (a) During the three and nine month 2008 periods, changes in fair value of $(4,600,000) and $10,600,000, respectively, are reflected in net securities gains (losses) in the consolidated statements of operations.
     (b) During the three and nine month 2008 periods, changes in fair value of $322,700,000 and $220,000,000, respectively, are reflected in income related to associated companies in the consolidated statements of operations. This is the aggregate change in the fair value of ACF and Jefferies, the only eligible items identified in SFAS 159 for which the Company has elected the fair value option.
     (c) During the three and nine month 2008 periods, changes in fair value of $300,000 and $700,000, respectively, are reflected in net securities gains (losses) in the consolidated statements of operations.
     (d) Comprised of currency swap and interest rate swap derivative financial instruments. During the three and nine month periods ended September 30, 2008, changes in fair value of $(200,000) and $(600,000), respectively, are reflected in investment and other income in the consolidated statements of operations.
     (e) At September 30, 2008, the Company did not have material fair value measurements using unobservable inputs (Level 3).

18. In April 2008, the Lake Charles Harbor & Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds which will support the development of a $1,600,000,000 petroleum coke gasification plant project currently being developed by the Company's wholly-owned subsidiary, Lake Charles Cogeneration LLC ("LCC"). The Lake Charles Cogeneration project is a new chemical manufacturing project planning to use quench gasification technology to produce energy products from low grade solid fuel sources such as petroleum coke. The primary product to be produced by the Lake Charles Cogeneration project will be substitute natural gas.

     LCC does not currently have access to the bond proceeds, which are currently being held in an escrow account by the bond trustee, and it will not have access to the bond proceeds until certain conditions are satisfied. The Company is not obligated to make equity contributions to LCC to fund a portion of the project's costs until it completes its investigation and the project is approved by the Company's board of directors. Upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be remarketed for a longer term and the proceeds will be released to LCC to use for the payment of development and construction costs for the project. Once all conditions have been met and LCC begins to draw down on the bond proceeds, any amounts drawn will be recorded as long-term indebtedness of LCC.

19. In September 2008, the Company invested an additional $20,000,000 in Sangart, Inc. ("Sangart") upon its exercise of certain existing warrants, which increased its ownership interest to approximately 89%. The Company expects to invest up to an additional $28,500,000 in late 2008 or early 2009 upon the exercise of its remaining warrants. When the Company increases its investment in Sangart, the additional investment is accounted for under the purchase method of accounting. Under the purchase method, the price paid is allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired was initially allocated to research and development. However, since under current GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. The Company expensed acquired research and development of $2,100,000 for the three and nine month 2008 periods and $4,100,000 for the nine month 2007 period, which are included in the caption selling, general and other expenses in the consolidated statements of operations.

20. On October 22, 2008, options to purchase an aggregate of 867,500 shares of common stock were granted to employees under the Company's stock option plan at an exercise price of $27.88 per share, the then current market price per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 10-K.

                         Liquidity and Capital Resources

General

The Company's investment portfolio, shareholders' equity and results of operations can be significantly impacted by the changes in market values of certain securities, particularly during times of increased volatility in security prices. During the third quarter of 2008, there were significant changes in the market prices of the Company's largest publicly traded equity security investments, and the volatility in the market prices for these investments has continued subsequent to September 30, 2008. The Company's investment in FMG, which had an aggregate market value of $1,824,700,000 at
December  31,  2007  and   $3,171,100,000   at  June  30,   2008,   declined  to
$1,026,500,000 at September 30, 2008 and declined further to $560,300,000 at November 3, 2008. The decline in FMG's aggregate market value during 2008 has a significant impact on the Company's reported shareholders' equity and non-current investment portfolio.

As more fully discussed above, SFAS 159 permits the Company to measure many financial instruments and certain other items at fair value, with unrealized gains and losses reported in the consolidated statements of operations. The Company has only elected the fair value option for two eligible items during the first nine months of 2008, the investments in Jefferies and ACF, and the volatility in the market price of those investments, combined with the size of the Company's ownership interest, has significantly increased the volatility of the Company's earnings. The Company may also experience significant volatility in future periods from its investments in Jefferies and ACF and/or from new items for which the fair value option may be elected. During the three and nine month periods ended September 30, 2008, the Company recognized unrealized gains (losses) of $51,600,000 and $(73,900,000), respectively, related to its investment in ACF, and unrealized gains of $271,100,000 and $293,900,000, respectively, related to its investment in Jefferies.

Subsequent to September 30, 2008, the market prices of the Company's investments in Jefferies and ACF have significantly declined. At November 3, 2008, the aggregate market value of the Company's investment in Jefferies declined to $773,500,000 and the aggregate market value of the Company's investment in ACF declined to $206,100,000. If the aggregate market values of these investments remains unchanged at December 31, 2008, these declines in market value would result in the recognition of an aggregate unrealized loss during the fourth quarter of $440,100,000. Further declines in market values are also possible, which would result in the recognition of additional unrealized losses in the consolidated statements of operations.

Parent Company Liquidity

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a short period of time. As of September 30, 2008, the sum of these amounts aggregated $2,606,600,000. However, since $744,500,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $1,862,100,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S.
Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Company's $1,026,500,000 investment in Fortescue common shares). The investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

From time to time in the past, the Company has accessed public and private credit markets and raised capital in underwritten bond financings. The funds raised have been used by the Company for general corporate purposes, including for its existing businesses and new investment opportunities. However, given the current ongoing turmoil in the credit markets, if the Company were to try to raise funds through an underwritten bond offering it would be at a higher interest rate than in the past, or with terms that the Company may not find acceptable. The Company has no current intention to seek additional financing, and will rely on its existing liquidity to fund corporate overhead expenses, corporate interest payments and for investing opportunities. The Parent's senior debt obligations are rated two levels below investment grade by Moody's Investors Services and one level below investment grade by Standard & Poor's and Fitch Ratings. Ratings issued by bond rating agencies are subject to change at any time.

As of September 30, 2008, the Company had acquired approximately 28% of the outstanding voting securities of ACF, a company listed on the NYSE, for aggregate cash consideration of $405,300,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, predominantly to consumers who are typically unable to obtain financing from other sources. ACF has historically funded its auto lending activities through the transfer of loans in securitization transactions. The Company has entered into a standstill agreement with ACF for the two year period ending March 3, 2010, pursuant to which the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, unless the buyer agreed to be bound by terms of the standstill agreement, to not increase its ownership interest to more than 30% of the outstanding ACF common shares, and received the right to nominate two directors to the board of directors of ACF. ACF also entered into a registration rights agreement covering all of the common shares owned by the Company. At September 30, 2008, the Company's investment in ACF is carried at fair value of $331,400,000; the investment in ACF is one of two eligible items for which the Company elected the fair value option described in SFAS 159.

In March 2008, the Company increased its equity investment in the common shares of IFIS, a private company that primarily invests in operating businesses in Argentina, from approximately 3% to 26% for an additional cash investment of $83,900,000. At September 30, 2008, the Company's aggregate investment in IFIS was classified as an investment in an associated company and is accounted for under the equity method of accounting. IFIS owns a variety of investments, and its largest investment is approximately 32% of the outstanding common shares of Cresud, an Argentine agricultural company involved in a range of activities including crop production, cattle raising and milk production. Cresud's common shares trade on the Buenos Aires Stock Exchange (Symbol: CRES); in the U.S., Cresud trades as American Depository Shares or ADSs (each of which represents ten common shares) on the NASDAQ Global Select Market (Symbol: CRESY). Cresud is also indirectly engaged in the Argentine real estate business through its approximate 42% interest in IRSA, a company engaged in a variety of real estate activities in Argentina including ownership of residential properties, office buildings, shopping centers and luxury hotels. IRSA's common shares also trade on the Buenos Aires Stock Exchange (Symbol: IRSA); in the U.S., IRSA trades as ADSs on the NYSE (Symbol: IRS).

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

As a result of significant declines in quoted market prices for Cresud and other investments of IFIS, combined with declines in worldwide food commodity prices, the global mortgage and real estate crisis and political and financial conditions in Argentina, the Company has determined that its investments in IFIS and Cresud ADSs were impaired at September 30, 2008. As of September 30, 2008, the fair value of the Company's investment in IFIS was determined to be $41,800,000, resulting in an impairment charge of $36,100,000 for the three and nine month periods ended September 30, 2008. This charge is in addition to the Company's share of IFIS's operating losses, which were $8,100,000 and $8,400,000 for the three and nine month periods ended September 30, 2008, respectively. As of September 30, 2008, the fair value of the Company's investment in Cresud ADSs was determined to be $35,300,000, resulting in an impairment charge of $14,300,000 for the three and nine month periods ended September 30, 2008.

The fair values of IFIS and Cresud's securities were determined using quoted market prices at September 30, 2008, as required under GAAP. Subsequent to September 30, 2008, these quoted market prices have continued to decline, and if these prices remain the same at December 31, 2008 the Company may record additional impairments during the fourth quarter. If the Company had used quoted market prices on November 3, 2008 to calculate the impairment charges as of September 30, 2008 (which is not permitted under GAAP), an additional charge of approximately $44,200,000 would have been recorded.

In April 2008, the Company sold to Jefferies 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate). Including shares acquired in open market purchases during 2008, as of September 30, 2008 the Company owns an aggregate of 48,585,385 Jefferies common shares (approximately 30% of the Jefferies outstanding common shares) for a total investment of $794,400,000. At September 30, 2008, the Company's investment in Jefferies is carried at fair value of $1,088,300,000. Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

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

As discussed above, in April 2008, the Lake Charles Harbor & Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds which will support the development of a $1,600,000,000 petroleum coke gasification plant project currently being developed by the Company's wholly-owned subsidiary, Lake Charles Cogeneration LLC ("LCC"). LCC does not currently have access to the bond proceeds, which are currently being held in an escrow account by the bond trustee, and it will not have access to the bond proceeds until certain conditions are satisfied. The Company is not obligated to make equity contributions to LCC to fund a portion of the project's costs until it completes its investigation and the project is approved by the Company's board of directors. Upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be remarketed for a longer term and the proceeds will be released to LCC to use for the payment of development and construction costs for the project. Once all conditions have been met and LCC begins to draw down on the bond proceeds, any amounts drawn will be recorded as long-term indebtedness of LCC.

In September 2008, the Company invested an additional $20,000,000 in Sangart upon its exercise of certain existing warrants, which increased its ownership interest to approximately 89%. The Company expects to invest up to an additional $28,500,000 in late 2008 or early 2009 upon the exercise of its remaining warrants.

                      Consolidated Statements of Cash Flows

Net cash flows used for operations were $39,800,000 in the nine month period ended September 30, 2008 as compared to $5,100,000 in the nine month period ended September 30, 2007. The change reflects a use of funds for increased interest expense payments, increased funds generated from the trading portfolio and increased distributions of earnings from associated companies. Funds used for operating activities during 2008 include the results of companies acquired during 2007, STi Prepaid and ResortQuest, and the results of Premier following its reconsolidation in the third quarter of 2007. STi Prepaid's telecommunications operations generated funds from operating activities of $12,600,000 and $23,200,000 during the 2008 and 2007 periods, respectively, the Company's property management and services segment used funds of $4,600,000 and $1,900,000 during the 2008 and 2007 periods, respectively, Premier generated funds of $10,400,000 in 2008 and used funds of $11,400,000 in 2007 and the Company's manufacturing segments generated funds of $23,000,000 and $15,300,000 in the 2008 and 2007 periods, respectively. The net change in restricted cash principally results from the receipt of rental deposits at ResortQuest. Funds used by Sangart, a development stage company, increased to $25,500,000 during the 2008 period from $16,600,000 during the 2007 period. In 2008, distributions from associated companies principally include earnings distributed by Shortplus ($50,000,000), JHYH ($4,300,000), Jefferies ($5,500,000) and Goober Drilling,
LLC ("Goober Drilling") ($12,800,000). In 2007, distributions from associated companies principally include earnings distributed by Jefferies Partners Opportunity Fund II, LLC ("JPOF II") ($29,200,000) and EagleRock Capital Partners (QP), LP ("EagleRock") ($15,000,000).

Net cash flows used for investing activities were $453,900,000 in the nine month period ended September 30, 2008 and $816,600,000 in the nine month period ended September 30, 2007. During 2007, acquisitions, net of cash acquired, principally include assets acquired by STi Prepaid ($84,900,000) and ResortQuest ($9,700,000) and cash acquired upon the reconsolidation of Premier ($19,900,000). Investments in associated companies include Jefferies ($396,100,000), ACF ($335,200,000), IFIS ($83,900,000) and Cobre Las Cruces,
S.A.  ("CLC")  ($35,900,000)  in 2008 and JHYH  ($250,000,000),  Pershing Square
($200,000,000),  Goober Drilling  ($105,000,000),  RCG Ambrose, L.P. ("Ambrose")
($75,000,000), Highland Opportunity Fund L.P. ("Highland Opportunity") ($74,000,000), Shortplus ($25,000,000), CLC ($36,700,000) and Premier
($160,500,000) in 2007. Capital distributions from associated companies include $19,300,000 from Safe Harbor Domestic Partners L.P. ("Safe Harbor"), $27,200,000 from Goober Drilling, $40,000,000 from Highland Opportunity, $65,600,000 from Ambrose and $12,500,000 from EagleRock in the 2008 period and $25,000,000 from Safe Harbor in the 2007 period.

Net cash provided by financing activities was $198,900,000 in the nine month period ended September 30, 2008 and $1,229,600,000 in the nine month period ended September 30, 2007. Issuance of long-term debt for the 2007 period reflects the issuance of $500,000,000 principal amount of the Company's 7 1/8% Notes (net of issuance expenses) and $500,000,000 principal amount of the Company's 8 1/8% Notes (net of issuance expenses); the 2008 and 2007 periods also reflect increases in repurchase agreements of $35,100,000 and $3,200,000, respectively. Issuance of common shares for the nine month period ended September 30, 2008 principally reflects cash consideration received on the sale to Jefferies of 10,000,000 of the Company's common shares, which is discussed above. Issuance of common shares for 2007 principally reflects the issuance and sale of 5,500,000 of the Company's common shares. In addition, issuance of common shares for 2008 and 2007 reflects the exercise of employee stock options.

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

During the second quarter of 2008, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company's net deferred tax asset; accordingly, $222,200,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The Company's conclusion that this additional portion of the deferred tax asset is more likely than not to be realized reflects, among other things, the projected income to be earned from the sale of 10,000,000 common shares of the Company in April 2008, and is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income. In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, during the second quarter the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, estimates apportionment factors for state and local taxing jurisdictions and includes all future years that the Company estimated it would have available net operating loss carryforwards. As more fully discussed above, the Company has large investments in certain publicly traded companies, all of which have experienced significant market price volatility subsequent to September 30, 2008. When evaluating its projection of future taxable income, declines in market value represent negative evidence the Company considers as it assesses the carrying amount of the deferred tax valuation allowance. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2008, the balance of the deferred tax valuation allowance was approximately $80,000,000, principally to reserve for net operating losses that are not available to offset income generated by other members of the Company's consolidated tax return group.

Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company did not recognize any impairment losses on long-lived assets during the nine month periods ended September 30, 2008 and 2007.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains (losses) in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $61,300,000 and $400,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $74,900,000 and $900,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company's consolidated statements of operations. Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company's original judgments and estimates to be incorrect. In addition, long-lived assets like property and equipment, amortizable intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss; however, under GAAP the methods, assumptions and results of an impairment review are not the same for all long-lived assets. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.

Use of Fair Value Estimates - Substantially all of the Company's investment portfolio is classified as either available for sale or as trading securities, both of which are carried at estimated fair value in the Company's consolidated balance sheet. The Company's investments in Jefferies and ACF are also carried at fair value and are classified as investments in associated companies. The estimated fair values are principally based on publicly quoted market prices, which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company also invests in limited partnerships or limited liability companies which are accounted for under the equity method of accounting. These investees hold investments in publicly and non-publicly traded securities, and as such are also subject to market-related risks and uncertainties and the risks inherent in estimating the fair values of such securities. Since changes in the fair value of all of these investments are recognized in the Company's consolidated balance sheet, and with respect to trading securities, securities owned by certain equity method investees and the Company's investments in Jefferies and ACF, also in the Company's consolidated statements of operations, the Company is exposed to volatility in securities markets.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of September 30, 2008, the Company's accrual for contingent losses was not material.

                              Results of Operations

                  The 2008 Periods Compared to the 2007 Periods

General

Substantially all of the Company's operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. Poor general economic conditions can reduce the demand for products or services sold by the Company's operating subsidiaries and/or result in reduced pricing for products or services. Troubled industry sectors, like the residential real estate market, can have an adverse direct impact not only on the Company's real estate and property management and services segments, but also can have an adverse indirect impact on some of the Company's other operating segments, including manufacturing and gaming entertainment. The discussions below and in the 2007 10-K concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

The Company does not have any operating businesses that are participants in the sub-prime real estate lending sector, though a tightening in consumer lending standards has and will have a direct or indirect negative impact on certain of the Company's operations. The Company's investment portfolio includes mortgage-backed securities of $362,400,000 at September 30, 2008; however, all of these securities are issued by United States Government agencies or U.S. Government-Sponsored Enterprises. The Company has also invested in certain investment partnerships that invest in securities whose values are directly affected by the sub-prime lending crisis. The Company's exposure to changes in their values is limited to the net book value of its investment in such partnerships. At September 30, 2008, the aggregate book value of the Company's investments in such partnerships was approximately $89,200,000.

Manufacturing - Idaho Timber

Revenues and other income for Idaho Timber were $63,300,000 and $75,300,000 for the three months ended September 30, 2008 and 2007, respectively, and were $191,100,000 and $230,900,000 for the nine months ended September 30, 2008 and 2007, respectively. Gross profit was $4,600,000 and $5,100,000 for the three months ended September 30, 2008 and 2007, respectively, and $14,800,000 and $23,100,000 for the nine months ended September 30, 2008 and 2007, respectively. Salaries and incentive compensation expenses were $1,800,000 for each of the three month periods ended September 30, 2008 and 2007, and $5,400,000 and $6,400,000 for the nine months ended September 30, 2008 and 2007, respectively. Depreciation and amortization expenses were $1,100,000 for each of the three month periods ended September 30, 2008 and 2007, and $3,300,000 and $3,500,000 for the nine months ended September 30, 2008 and 2007, respectively. Pre-tax income was $1,000,000 and $2,000,000 for the three months ended September 30, 2008 and 2007, respectively, and $3,500,000 and $10,800,000 for the nine months ended September 30, 2008 and 2007, respectively.

Idaho Timber's revenues for the three and nine months ended September 30, 2008 continued to reflect the weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace. Shipment volume in the third quarter of 2008 was less than in the prior quarters of 2008. Shipment volume in the three and nine month 2008 periods also declined approximately 23% and 16%, respectively, as compared to the same periods in 2007; average selling prices did not significantly change in the 2008 periods as compared to the 2007 periods. Idaho Timber expects that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber's revenues during 2008 and 2009. Until housing starts begin to increase, annual dimension lumber shipping volume may remain flat or could decline further. Raw material cost per thousand board feet did not significantly change in the 2008 periods as compared to the 2007 periods. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same. Spreads, which had improved in the second quarter of 2008 as compared to the first quarter of 2008 (largely due to seasonality), declined in the third quarter of 2008 but remained higher than for the first quarter.

One of Idaho Timber's largest home center board customers discontinued purchasing pine boards through its vendor managed inventory program effective July 1, 2008. Revenues from this customer pursuant to this program were $8,000,000 for the six months ended June 30, 2008. Idaho Timber intends to replace this lost business with new customers and/or may utilize its excess production capacity for other products.

Manufacturing - Conwed Plastics

Pre-tax income for Conwed Plastics was $3,900,000 and $4,700,000 for the three months ended September 30, 2008 and 2007, respectively, and $12,200,000 and $13,400,000 for the nine month periods ended September 30, 2008 and 2007, respectively. Its manufacturing revenues and other income were $28,000,000 and $28,100,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $83,800,000 and $79,600,000 for the nine month periods ended September 30, 2008 and 2007, respectively. Gross profits were $7,900,000 and $8,400,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $24,700,000 and $23,800,000 for the nine month periods ended September 30, 2008 and 2007, respectively. Revenues in the 2008 periods as compared to the prior year primarily reflect increased revenues in the packaging and filtration markets, largely due to acquisitions made in 2007, and for the nine month 2008 period, increased revenues in European markets due to an acquisition in 2007, new customers and the impact of foreign exchange. However, Conwed Plastics' business continues to be adversely impacted in those markets related to the housing industry. In addition, revenues from the erosion control market declined in 2008 as some business was lost to competitors.

Raw material costs increased approximately 48% and 34%, respectively, in the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007. The primary raw material in Conwed Plastics' products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil. Although raw material cost increases and product mix had a negative affect on gross profits, gross profits were modestly lower in the three month period and slightly greater in the nine month period as compared to the same periods in 2007, primarily due to higher selling prices, and for the nine month period, increased sales volume. Pre-tax results for the three and nine month 2008 periods also reflect $300,000 and $1,500,000, respectively, of higher salaries and incentive compensation expense as compared to the 2007 periods principally due to an increase in estimated incentive bonus expense, and for the nine month period, greater headcount related to acquisitions.

Telecommunications

The telecommunications business of STi Prepaid has been consolidated by the Company since March 2007. STi Prepaid's telecommunications revenues and other income were $106,800,000 and $112,800,000 for the three months ended September 30, 2008 and 2007, respectively, and $335,500,000 and $257,100,000 for the nine months ended September 30, 2008 and for the period from the asset acquisition through September 30, 2007, respectively. Telecommunications cost of sales were $91,400,000 and $96,700,000 for the three months ended September 30, 2008 and 2007, respectively, and $291,400,000 and $218,600,000 for the nine months ended September 30, 2008 and for the period from the asset acquisition through September 30, 2007, respectively. Salaries and incentive compensation expenses were $2,900,000 and $2,200,000 for the three months ended September 30, 2008 and 2007, respectively, and $7,500,000 and $5,000,000 for the nine months ended September 30, 2008 and for the period from the asset acquisition through September 30, 2007, respectively. Selling, general and other expenses were $7,800,000 and $7,500,000 for the three months ended September 30, 2008 and 2007, respectively, and $24,300,000 and $17,600,000 for the nine months ended September 30, 2008 and for the period from the asset acquisition through September 30, 2007, respectively. Pre-tax income was $4,300,000 and $6,200,000 for the three months ended September 30, 2008 and 2007, respectively, and $11,400,000 and $15,600,000 for the nine months ended September 30, 2008 and for the period from the asset acquisition through September 30, 2007, respectively.

Telecommunications revenues for the third quarter of 2008 declined 5% as compared to the third quarter of 2007 principally due to reduced sales of certain unprofitable prepaid calling cards and less sales of handsets. These declines were partially offset by increased carrier wholesale service revenues. Telecommunications revenues for the third quarter of 2008 declined slightly as compared to the second quarter of 2008 and were approximately 11% lower than for the first quarter of 2008. The decline with respect to the first quarter of 2008 reflects reduced sales of certain unprofitable prepaid calling cards and reduced carrier wholesale service revenues principally due to the loss of a large customer in the second quarter. Gross profit for the third quarter of 2008 was largely unchanged as compared to the third quarter of 2007 and the second quarter of 2008. Gross profit for the third quarter of 2008 increased as compared to the first quarter of 2008 principally due to the reduction in certain unprofitable prepaid calling card business, discussed above, and fewer launches of new prepaid calling cards with low introductory rates, tempered by greater handset losses.

Property Management and Services

The property management and services operations of ResortQuest have been consolidated by the Company since June 2007. Property management and services revenues and other income were $44,600,000 and $40,700,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $123,200,000 and $59,100,000 for the nine months ended September 30, 2008 and for the period from acquisition through September 30, 2007, respectively. Direct operating expenses were $34,200,000 and $28,800,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $92,100,000 and $40,700,000 for the nine months ended September 30, 2008 and for the period from acquisition through September 30, 2007, respectively. Salaries and incentive compensation expenses were $1,400,000 and $1,100,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $4,100,000 and $2,400,000 for the nine months ended September 30, 2008 and for the period from acquisition through September 30, 2007, respectively. Depreciation and amortization expenses were $1,400,000 for each of the three month periods ended September 30, 2008 and 2007, and $4,100,000 and $1,900,000 for the nine months ended September 30, 2008 and for the period from acquisition through September 30, 2007, respectively. Selling, general and other expenses were $3,500,000 and $5,400,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $13,800,000 and $8,700,000 for the nine months ended September 30, 2008 and for the period from acquisition through September 30, 2007, respectively. Pre-tax income was $4,100,000 and $3,900,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $9,000,000 and $5,400,000 for the nine months ended September 30, 2008 and for the period from acquisition through September 30, 2007, respectively.

ResortQuest's business is seasonal; typically profits are the highest for the third quarter as the beach and golf locations reach their peak in the summer months. ResortQuest's occupancy percentages for the three and nine month 2008 periods did not significantly change from those for the comparable 2007 periods (inclusive of the pre-acquisition period). However, its average daily rates ("ADR") for the three and nine month 2008 periods, particularly those for the third quarter, declined compared to those for the same periods in 2007. ADR declined approximately 13% in the third quarter of 2008 as compared to the same period in 2007, primarily due to discounts given in certain beach locations, including Northwest Florida (its largest market), resulting from increased available properties and competition. In addition, ResortQuest rental management properties in a golf location increased, which typically have a lower ADR than beach locations. The Company has begun to see a decline compared to the same period last year in advance reservations for the upcoming winter season. In the three and nine month 2008 periods, ResortQuest recorded net real estate brokerage revenues of $1,200,000 and $7,800,000, respectively, principally upon the completion of certain large development projects. As more fully discussed in the 2007 10-K, the real estate brokerage business has been and will continue to be negatively impacted by the depressed real estate market.

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

For the three and nine month periods ended September 30, 2008, Premier's revenues and other income were $26,300,000 and $94,700,000, respectively, and pre-tax income (loss) was $(4,300,000) and $4,500,000, respectively. Revenues and other income for the nine month 2008 period include a $7,300,000 gain from the settlement and collection of Premier's remaining insurance claim relating to Hurricane Katrina and for the three and nine month 2008 periods, $800,000 and $5,600,000, respectively, resulting from capital contributions from the minority interest. In prior periods, the Company recorded 100% of the losses after cumulative loss allocations to the minority interest had reduced the minority interest liability to zero. Since the minority interest liability remains at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the minority interest losses that were not previously allocated to the minority interest. Premier's results for the three and nine month periods ended September 30, 2008 also include direct operating expenses of $23,700,000 and $72,200,000, respectively, interest expense of $200,000 and $700,000, respectively, salaries and incentive compensation expenses of $600,000 and $1,900,000, respectively, depreciation and amortization expenses of $4,400,000 and $12,800,000, respectively, and selling, general and other expenses of $1,700,000 and $2,500,000, respectively. Selling, general and other expenses for the 2008 periods include $900,000 of charges relating to Hurricane Gustav, primarily to write off damaged assets, for which there will not be any insurance recovery. For the period from emergence from bankruptcy (August 10, 2007) through September 30, 2007, Premier's revenues and other income were $14,600,000 and its pre-tax losses were $2,300,000. Premier's results for the 2007 periods include direct operating expenses of $13,400,000, salaries and incentive compensation expenses of $900,000, depreciation and amortization expenses of $1,800,000, and selling, general and other expenses of $600,000.

Revenues for the third quarter of 2008 declined compared to the prior quarters of 2008 but were higher than those for the fourth quarter of 2007. During the third quarter, multiple hurricanes threatened the Mississippi Gulf Coast, one of which caused Premier's closure over the Labor Day weekend, resulting in lost business. Gaming revenues in the third quarter of 2008 were also negatively impacted by greater winnings on amounts wagered by patrons on table games and slots as compared to earlier periods. In addition, as part of its marketing strategy to increase casino revenues, Premier offered more of its hotel rooms for free to its customers, which resulted in a decrease in its hotel rooms available for sale.

The Company's share of Premier's net loss under the equity method of accounting was $2,900,000 for the period from July 1, 2007 through the date of emergence and $22,300,000 for the period from January 1, 2007 to the date of emergence.

Domestic Real Estate

Pre-tax losses for the domestic real estate segment were $5,700,000 and $5,000,000 for the three months ended September 30, 2008 and 2007, respectively, and $11,300,000 and $2,900,000 for the nine months ended September 30, 2008 and 2007, respectively. Real estate revenues and other income for the nine month 2008 period include $400,000 of charges related to the accounting for the mark-to-market value of an interest rate derivative relating to the Myrtle Beach project's debt obligation; the amount for the three month 2008 period was not material. Pre-tax results for the 2007 periods include $1,600,000 of incentive compensation accruals related to the Myrtle Beach project.

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

Medical Product Development

Pre-tax losses (net of minority interest) for Sangart were $8,200,000 and $7,000,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $24,200,000 and $22,400,000 for the nine month periods ended September 30, 2008 and 2007, respectively. Sangart's losses for 2008 and 2007 reflect research and development costs (which are included in selling, general and other expenses in the consolidated statements of operations) of $3,500,000 and $4,700,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $13,000,000 and $15,500,000 for the nine month periods ended September 30, 2008 and 2007, respectively, and salaries and incentive compensation expenses of $3,500,000 and $2,300,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $8,900,000 and $6,400,000 for the nine month periods ended September 30, 2008 and 2007, respectively. When the Company increased its investment in Sangart in September 2008 and March 2007, the additional investments were accounted for under the purchase method of accounting. Under the purchase method, the price paid is allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired was initially allocated to research and development. However, since under current GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. The Company expensed acquired research and development of $2,100,000 for the three and nine month 2008 periods and $4,100,000 for the nine month 2007 period, which are included in the caption selling, general and other expenses in the consolidated statements of operations. The increase in salaries and incentive compensation in the 2008 periods as compared to the same periods in 2007 was principally due to increased headcount in connection with the Phase III trials and development efforts, greater share-based compensation expense, and for the three month 2008 period, compensation costs for a newly hired officer.

Sangart is a development stage company that does not have any revenues from product sales. Sangart's lead medical product candidate, Hemospan(R), may not be marketed or sold without prior approval by applicable regulators. Earlier this year Sangart completed patient enrollment in two Phase III clinical trials of Hemospan in Europe. Data from those studies is currently being analyzed but preliminary findings indicate that the safety and efficacy targets which those trials were designed to demonstrate have been substantially met. Additional analysis is required to determine whether the data received thus far is sufficient to support regulatory approval or whether one or more additional human clinical trials will be needed. Any additional human clinical trials could be both expensive and time consuming. Until such time, if ever, that Sangart obtains regulatory approval for Hemospan, the Company will report losses from this segment. The Company expects to invest up to an additional $28,500,000 in late 2008 or early 2009 upon its exercise of existing warrants. The Company is unable to predict with certainty when, if ever, it will report operating profits for this segment.

Corporate and Other Operations

Investment and other income increased by $10,900,000 in the three month period ended September 30, 2008 as compared to the same period in 2007 and declined by $12,000,000 in the nine month 2008 period as compared to the same period in 2007. Investment income declined $9,000,000 and $30,000,000 in the three and nine month 2008 periods, respectively, principally due to lower interest rates on a reduced amount of fixed income securities. Investment and other income for the nine month 2007 period includes the receipt of escrowed proceeds from the sale of an associated company in 2006 of $11,400,000 that had not been previously recognized, and $8,500,000 related to the termination of a joint development agreement with another party. The amount recorded in other income substantially reimbursed the Company for its prior expenditures, which were fully expensed as incurred.

Investment and other income for the three and nine month 2008 periods include $20,000,000 and $24,900,000, respectively, of income related to Fortescue's Pilbara iron ore and infrastructure project in Western Australia. As more fully discussed in the 2007 10-K, the Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue's project, which commenced production in May 2008. Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue's debt agreements; payments are currently being deferred pursuant to those agreements. Depreciation and amortization expenses include prepaid mining interest amortization of $1,300,000 and $1,600,000, respectively, for the three and nine month 2008 periods, which is being amortized over time in proportion to the amount of ore produced. In addition, other income reflects an increase in the nine month 2008 period as compared to the 2007 period in income from purchased delinquent credit card receivables of $7,700,000 (the change for the three month period was not significant), and greater winery revenues of $1,700,000 and $2,100,000 for the three and nine month 2008 periods, respectively, as compared to the 2007 periods. Other income for the three month 2008 period also reflects a decrease in foreign exchange gains of $2,300,000 as compared to the 2007 period (the change for the nine month 2008 period was not significant). Investment and other income includes charges of $200,000 and $700,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $300,000 and $200,000 for the nine month periods ended September 30, 2008 and 2007, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains (losses) for Corporate and Other Operations aggregated $(65,500,000) and $23,600,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $(38,200,000) and $89,800,000 for the nine month periods ended September 30, 2008 and 2007, respectively. The Company's net securities gains largely reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities and unrealized gains on trading securities. Net securities gains (losses) include provisions of $61,300,000 and $400,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $74,900,000 and $900,000 for the nine month periods ended September 30, 2008 and 2007, respectively, to write down the Company's investments in certain available for sale securities. The impaired securities include the Company's investment in Cresud, various equity securities that are publicly traded in Hong Kong and a number of other debt and equity securities some of which are not publicly traded. The impairment charges result from declines in fair values of securities believed to be other than temporary, principally for securities classified as available for sale securities.

The increase in interest expense during the three and nine month 2008 periods as compared to the same periods in 2007 primarily reflects interest expense relating to the 8 1/8% Senior Notes issued in September 2007 and for the nine month 2008 period reflects interest relating to the 7 1/8% Senior Notes issued in March 2007. Interest expense for the 2008 periods also reflects decreased interest expense related to the fixed rate repurchase agreements.

Salaries and incentive compensation expense declined in the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007. Salaries and incentive compensation expense included $2,500,000 for each of the three month periods ended September 30, 2008 and 2007, and $7,500,000 and $8,500,000 for the nine month periods ended September 30, 2008 and 2007, respectively, relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. Share-based compensation expense in the nine month 2007 period included the accelerated vesting of stock options of an officer of the Company who resigned.

The increase in selling, general and other expenses of $5,700,000 and $13,500,000 in the three and nine month 2008 periods as compared to the same periods in 2007 primarily reflects greater expenses (largely professional fees and other costs) related to the investigation and evaluation of energy projects, and for the nine month 2008 period, severance expense. Expenses related to the investigation and evaluation of energy projects were $8,600,000 and $3,500,000 for the three month 2008 and 2007 periods, respectively, and $21,800,000 and $9,500,000 for the nine month 2008 and 2007 periods, respectively. Selling, general and other expenses for the nine month 2008 period also include a loss of $2,300,000 from asset disposals. Selling, general and other expenses for the nine month 2007 period include a charge of $7,500,000 for the settlement of litigation related to MK Resources Company, and greater legal fees, including those incurred in connection with that litigation.

As discussed above, the income tax provision for the nine month 2008 period reflects a credit of $222,200,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset. In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense. The nine month 2008 period also reflects the recognition of previously unrecognized tax benefits of $4,100,000 as a result of the expiration of the applicable statute of limitations.

For the three and nine month periods ended September 30, 2007, the Company's effective income tax rates are higher than the federal statutory rate primarily due to state income taxes.

Associated Companies

Income (losses) related to associated companies for the three and nine month periods ended September 30, 2008 and 2007 includes the following (in thousands):



                                                      For the Three Month               For the Nine Month
                                                  Period Ended September 30,        Period Ended September 30,
                                                  --------------------------        --------------------------
                                                       2008           2007             2008              2007
                                                     -------        -------          --------          ---------

Jefferies                                           $ 271,100       $   --           $ 299,500         $   --
ACF                                                    51,600           --             (73,900)            --
EagleRock                                              (2,200)        (7,500)          (11,700)           (2,200)
IFIS                                                  (44,200)          --             (44,500)            --
Premier                                                  --           (2,900)            --              (22,300)
JPOF II                                                  --             --               --                3,000
JHYH                                                  (24,100)        (2,600)          (36,100)            6,300
HomeFed                                                   400            800               200             1,100
Safe Harbor                                              --             (300)            --                2,900
Wintergreen Partners Fund L.P.                         (7,600)         7,300           (19,800)           13,500
Highland Opportunity                                     --          (11,800)          (17,200)           (9,200)
Shortplus                                                 500         32,800            10,700            37,600
Pershing Square                                         4,100         (8,900)          (27,800)          (10,400)
RCG Ambrose, L.P.                                        --            1,100            (1,000)            1,100
Goober Drilling                                         7,200          1,900            20,700             7,500
CLC                                                    (8,400)         3,600            (3,900)            4,500
Other                                                    (400)         1,900            (2,000)           11,100
                                                    ---------       --------         ---------         ---------
  Income related to associated
    companies before income taxes                     248,000         15,400            93,200            44,500
Income tax expense                                    (88,300)        (6,600)          (33,100)          (18,200)
                                                    ---------       --------         ---------         ---------
  Income related to associated
    companies, net of taxes                         $ 159,700       $  8,800         $  60,100         $  26,300
                                                    =========       ========         =========         =========

As discussed above, the Company elected the fair value option described in SFAS 159 for its investments in Jefferies and ACF, resulting in the recognition of an unrealized gain or loss for the difference between the market value and the cost of each investment.

As more fully discussed above, during the periods ended September 30, 2008 the Company recorded an impairment charge related to its investment in IFIS of $36,100,000.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); compliance with government laws and regulations; changes in mortgage interest rate levels or changes in consumer lending practices; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1A. Risk Factors in the 2007 10-K, Part II, Item 1A. Risk Factors contained in the Form 10-Q filed for the quarter ended March 31, 2008 and Part II, Item 1A. Risk Factors contained herein.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

Changes in internal control over financial reporting

(b) The Company has not yet completed its evaluation of the internal controls over financial reporting at STi Prepaid or ResortQuest, which were acquired by the Company during 2007. Except for changes that result relating to these entities, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In July 2008, IDT Telecom, Inc. and Union Telecard Alliance, LLC filed an action in New York State Supreme Court entitled, IDT Telecom, Inc. and Union Telecard Alliance, LLC v. Leucadia National Corporation, (No. 08602140, New York County) against the Company alleging that the Company and its majority owned subsidiary, STi Prepaid, LLC, unlawfully violated the consumer protection laws of several states as a result of their alleged participation in allegedly fraudulent marketing activities of the companies (collectively, the "Telco Group") from which STi Prepaid acquired the assets of the business now conducted by STi Prepaid. Plaintiffs seek unspecified monetary and equitable relief. Plaintiffs previously filed a federal court action pending in the District of New Jersey entitled, IDT Telecom and Union Telecard Alliance, LLC v. CVT Prepaid Solutions, Inc., et al., (No. 07-1076, D.N.J.) containing substantially the same allegations against STi Prepaid and the Telco Group, as well as alleging that STi Prepaid's current business practices violate the federal Lanham Act and consumer protection laws, seeking similar relief. Three purported class actions arising out of similar conduct are also currently pending against STi Prepaid:
Soto v. STi Prepaid, LLC et al., Case No. GIC 868083 (Superior Ct. San Diego County); Adighibe et al. v. Telco Group, Inc. et al., No. 07-CV-1206 (ILG)
(CLP); Ramirez et al. v. STi Prepaid, LLC et al., Civ. No. 08-1089 (SDW) (MCA) (D.N.J.) (where the Company is also a defendant). The Company believes that the material allegations against it and its subsidiary in these actions are without merit and intends to defend these actions vigorously.

Item 1A.  Risk Factors.

The Company has significant investments in publicly traded securities (principally Fortescue, Jefferies, ACF and Inmet) and in investment partnerships that invest in publicly traded securities. Changes in the market prices of these securities have had a direct and material impact on shareholders' equity and, for certain investments, on results of operations. Global securities markets have been highly volatile to date, and continued volatility may have a material negative impact on the Company's consolidated financial position and results of operations.

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




                                                  LEUCADIA NATIONAL CORPORATION
                                                          (Registrant)





Date:  November 6, 2008
                                             By: /s/ Barbara L. Lowenthal
                                                 --------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

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