Form 10-K
period 2008-12-31
LEUCADIA NATIONAL CORP
filed 2009-02-27
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2008
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to   ___________
                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

     New York                                         13-2615557
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of                      (I.R.S.
   Incorporation or Organization)           Employer Identification No.)


                              315 Park Avenue South
                            New York, New York 10010
                                 (212) 460-1900
               (Address, Including Zip Code, and Telephone Number,
       Including Area Code, of Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [x]                     Accelerated filer [ ]

 Non-accelerated filer [ ]                       Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2008 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $8,492,086,000.

On February 20, 2009, the registrant had outstanding 238,498,598 Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
--------------------------------------------------------------------------------
Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2009 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                     PART I

Item 1.  Business.
------   --------

                                   The Company



       The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, telecommunications, property management and services, gaming entertainment, real estate activities, medical product development and winery operations. The Company also has significant investments in the common stock of two public companies that are accounted for at fair value, one of which is a full service investment bank and the other an independent auto finance company. The Company also owns equity interests in operating businesses and investment partnerships which are accounted for under the equity method of accounting, including a broker-dealer engaged in making markets and trading of high yield and special situation securities, land based contract oil and gas drilling, real estate activities and development of a copper mine in Spain. The Company concentrates on return on investment and cash flow to maximize long-term shareholder value. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses. In identifying possible acquisitions, the Company tends to seek assets and companies that are out of favor or troubled and, as a result, are selling substantially below the values the Company believes to be present.

       The worldwide recession, turmoil in public securities markets and lack of liquidity in the credit markets have put a strain on many businesses and caused great uncertainty about asset values in nearly all industry sectors. If these economic and market conditions continue for some time, the Company expects that some extraordinary investment opportunities will be available. However, it also expects that financing these investment opportunities may be difficult. The Company has available liquidity on its balance sheet (as discussed below) and could dispose of existing businesses or investments if additional internal liquidity is needed to take advantage of any investment opportunities. Although no assurance can be given that the Company will be successful in acquiring new businesses, making new investments or in raising sufficient capital for any such opportunities, the Company does intend to pursue those opportunities that it considers to be the most compelling.

       Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $2,676,800,000 at December 31, 2008, equal to a book value per common share of the Company (a "common share") of negative $.04 at December 31, 1978 and $11.22 at December 31, 2008. Shareholders' equity and book value per share amounts have been reduced by the $811,900,000 special cash dividend paid in 1999.

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

       As of December 31, 2008, the Company had acquired approximately 25% of the outstanding common shares of AmeriCredit Corp. ("ACF"), a company listed on the New York Stock Exchange, Inc. ("NYSE") (Symbol: ACF) for aggregate cash consideration of $405,300,000. ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically for consumers who are typically unable to obtain financing from other sources. The Company accounts for its investment in ACF at fair value, which was $249,900,000 at December 31, 2008 market prices; unrealized gains or losses are reflected in the Company's consolidated statements of operations.

       During 2008, the Company acquired approximately 30% of the outstanding common shares of Jefferies Group, Inc. ("Jefferies"), a company listed on NYSE (Symbol: JEF) for cash and newly issued common shares of the Company aggregating $794,400,000. Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors. The Company accounts for its investment in Jefferies at fair value, which was $683,100,000 at December 31, 2008 market prices; unrealized gains or losses are reflected in the Company's consolidated statements of operations.

       The Company's telecommunications operations are conducted through its 75% owned subsidiary, STi Prepaid, LLC ("STi Prepaid"), which acquired the assets of Telco Group, Inc. and its affiliates ("Telco") in March 2007. STi Prepaid is a provider of international prepaid phone cards and other telecommunications services in the U.S.

       The Company's property management and services operations are conducted through ResortQuest International, Inc. ("ResortQuest"). Acquired in June 2007, ResortQuest is engaged in offering property management and other services to vacation properties in beach and mountain resort locations in the continental U.S.

       The Company's gaming entertainment operations are conducted through its controlling interest in Premier Entertainment Biloxi, LLC ("Premier"), which is the owner of the Hard Rock Hotel & Casino Biloxi ("Hard Rock Biloxi"), located in Biloxi, Mississippi. The Hard Rock Biloxi was severely damaged by Hurricane Katrina on August 29, 2005, just prior to its originally scheduled opening; upon completion of reconstruction the Hard Rock Biloxi opened for business on June 30, 2007.

       The Company's domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development.

       The Company's medical product development operation is conducted through Sangart, Inc. ("Sangart"), which became a majority-owned subsidiary in 2005. Sangart is developing a product called Hemospan(R), which is a solution of cell-free hemoglobin that is designed for intravenous administration to treat a wide variety of medical conditions, including use as an alternative to red blood cell transfusions.

       The Company's winery operations consist of Pine Ridge Winery in Napa Valley, California, Archery Summit in the Willamette Valley of Oregon, Chamisal Vineyards in the Edna Valley of California and a vineyard development project in the Columbia Valley of Washington. The wineries primarily produce and sell wines in the ultra premium and luxury segments of the premium table wine market.

       In 2007, the Company and Jefferies expanded and restructured the Company's equity investment in Jefferies Partners Opportunity Fund II, LLC ("JPOF II") and formed Jefferies High Yield Holdings, LLC ("JHYH"). Through its wholly-owned subsidiary, JHYH makes markets in high yield and special situation securities and provides research coverage on these types of securities.

       The Company's land based contract oil and gas drilling investment is conducted by Goober Drilling, LLC ("Goober Drilling"), in which the Company has a 50% voting and equity interest at December 31, 2008. The Company has also made secured loans to Goober Drilling aggregating $144,400,000, at various interest rates, to finance new equipment purchases and construction costs, repay existing debt and finance working capital needs.

       The Company owns 30% of Cobre Las Cruces, S.A. ("CLC"), a former subsidiary of the Company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. During 2005, the Company sold a 70% interest in CLC to Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company, in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.6% of Inmet's current outstanding common shares. CLC expects to begin commercial production at the mine in the first half of 2009.

       In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), the Company invested in Fortescue's Pilbara iron ore and infrastructure project in Western Australia. The Company owns 277,986,000 common shares of Fortescue (approximately 9.9% of the outstanding shares); Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol: FMG). The Company also owns a $100,000,000 note of FMG that matures in August 2019; interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from two specified project areas. The ultimate value of the note will depend on the volume of iron ore shipped and iron ore prices over the remaining term of the note, which can fluctuate widely. The Company's total cash investment in Fortescue's common shares and the FMG note aggregates $452,200,000; the market value of the Fortescue common shares owned by the Company was $377,000,000 at December 31, 2008.

       The Company and certain of its subsidiaries have substantial federal net operating loss carryforwards ("NOLs") of approximately $5,745,600,000 at December 31, 2008. During 2008, the Company concluded that a valuation allowance was required against substantially all of its net deferred tax asset (which includes the NOLs), and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense. For more information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

       As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

Investor Information

       The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. Material filed by the Company can also be inspected at the offices of the NYSE, 20 Broad Street, New York, NY 10005, on which the Company's common shares are listed. The Company has submitted to the NYSE a certificate of the Chief Executive Officer of the Company, dated May 13, 2008, certifying that he is not aware of any violations by the Company of NYSE corporate governance listing standards.

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

Financial Information about Segments

       The Company's reportable segments consist of the operating units identified above, which offer different products and services and are managed separately. At acquisition, the Company's investment in Premier was reported as a consolidated subsidiary in the other operations segment; however, it was deconsolidated and classified as an investment in an associated company upon the filing of voluntary petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code in September 2006. While in bankruptcy, Premier was classified as an investment in an associated company and its operating results were not reported in the gaming entertainment segment. Upon its emergence from bankruptcy in August 2007, Premier was once again consolidated by the Company and has been reported as an operating segment since that date. Other operations primarily consist of the Company's wineries and energy projects.

       Associated companies include equity interests in other entities that the Company accounts for on the equity method of accounting. Investments in associated companies that are accounted for under the equity method of accounting include HomeFed Corporation ("HomeFed"), a corporation engaged in real estate activities, JHYH, Goober Drilling and CLC. The Company also has made non-controlling investments in entities that are engaged in investing and/or securities transactions activities that are accounted for on the equity method of accounting including Pershing Square IV, L.P. ("Pershing Square"), Highland Opportunity Fund, L.P. ("Highland Opportunity"), HFH ShortPLUS Fund, L.P. ("Shortplus"), RCG Ambrose, L.P., ("Ambrose"), EagleRock Capital Partners (QP), LP ("EagleRock"), Safe Harbor Domestic Partners L.P. ("Safe Harbor") and Wintergreen Partners Fund, L.P. ("Wintergreen"). Associated companies also include the Company's investments in ACF and Jefferies, which are accounted for at fair value rather than the equity method of accounting.

       Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment and other income and securities gains and losses. Corporate assets include the Company's investment in Fortescue. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

        Conwed Plastics has manufacturing facilities located in Belgium and Mexico and STi Prepaid has a customer care unit located in the Dominican Republic. These are the only foreign operations with non-U.S. revenue or assets that the Company consolidates, and are not material. Unconsolidated non-U.S. based investments include 38% of Light and Power Holdings Ltd., the parent company of the principal electric utility in Barbados, a small Caribbean-based telecommunications provider, the 30% ownership of CLC and the investments in Fortescue and Inmet. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

        Certain information concerning the Company's segments is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which was June 2007 for ResortQuest and March 2007 for STi Prepaid. As discussed above, Premier is reflected as a consolidated subsidiary from May 2006 until it was deconsolidated in September 2006; Premier once again became a consolidated subsidiary in August 2007. Associated Companies are only reflected in the table below under identifiable assets employed.

                                                                                        2008            2007            2006
                                                                                        ----            ----            ----
                                                                                                    (In millions)


Revenues and other income (a):
   Manufacturing:
     Idaho Timber                                                                      $   235.3       $   292.2        $   345.7
     Conwed Plastics                                                                       106.0           105.4            106.4
   Telecommunications                                                                      452.4           363.2              --
   Property Management and Services                                                        142.0            81.5              --
   Gaming Entertainment                                                                    119.1            38.5              --
   Domestic Real Estate                                                                     15.1            13.4             86.7
   Medical Product Development                                                                .7             2.1               .7
   Other Operations (b)                                                                     53.4            53.6             42.8
   Corporate (c)                                                                           (43.3)          205.0            280.4
                                                                                       ---------       ---------        ---------
       Total consolidated revenues and other income                                    $ 1,080.7       $ 1,154.9        $   862.7
                                                                                       =========       =========        =========

Income (loss) from continuing operations before income taxes and income (losses)
  related to associated companies:
   Manufacturing:
     Idaho Timber                                                                      $      .8       $     9.1        $    12.0
     Conwed Plastics                                                                        14.0            17.4             17.9
   Telecommunications                                                                       11.9            18.4              --
   Property Management and Services                                                         (1.9)           (6.5)             --
   Gaming Entertainment                                                                      1.0            (9.3)             --
   Domestic Real Estate                                                                    (14.4)           (8.2)            44.0
   Medical Product Development                                                             (32.3)          (31.5)           (21.1)
   Other Operations (b)                                                                    (41.6)          (17.2)           (14.4)
   Corporate (c)                                                                          (304.1)          (29.3)            95.4
                                                                                       ---------       ---------        ---------
       Total consolidated income (loss) from continuing operations before income
         taxes and income (losses) related to associated companies                     $  (366.6)      $   (57.1)       $   133.8
                                                                                       =========       =========        =========

Identifiable assets employed:
   Manufacturing:
     Idaho Timber                                                                      $   118.3       $   129.5        $   132.3
     Conwed Plastics                                                                        78.5            88.8             83.6
   Telecommunications                                                                      107.7            81.9              --
   Property Management and Services                                                         55.2            62.8              --
   Gaming Entertainment                                                                    281.6           300.6              --
   Domestic Real Estate                                                                    409.7           306.3            198.1
   Medical Product Development                                                              21.2            36.5             12.2
   Other Operations                                                                        290.1           255.5            257.8
   Investments in Associated Companies                                                   2,006.6         1,362.9            773.0
   Corporate (d)                                                                         1,829.6         5,501.8          3,846.8
                                                                                       ---------       ---------        ---------
       Total consolidated assets                                                       $ 5,198.5       $ 8,126.6        $ 5,303.8
                                                                                       =========       =========        =========

(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company's consolidated statements of operations.

(b) Other operations include pre-tax losses of $33,600,000, $12,500,000 and $8,300,000 for the years ended December 31, 2008, 2007 and 2006, respectively, for investigation and evaluation of various energy related projects. There were no material operating revenues or identifiable assets associated with these activities in any period; however, other income includes $8,500,000 in 2007 related to the termination of a joint development agreement with another party.

(c) Net securities gains (losses) for Corporate aggregated $(144,500,000), $92,700,000 and $116,600,000 during 2008, 2007 and 2006, respectively.
     Corporate net securities gains (losses) are net of impairment charges of $143,400,000, $36,800,000 and $12,900,000 during 2008, 2007 and 2006, respectively. The impaired securities include the Company's investment in various debt and equity securities and reflect the significant decline in value of worldwide securities markets during 2008. The impairment charges in 2008 result from declines in fair values of securities believed to be other than temporary, principally for securities classified as available for sale securities. In 2007, security gains include a gain of $37,800,000 from the sale of Eastman Chemical Company ("Eastman"). In 2006, security gains include a gain of $37,400,000 from the sale of 115,000,000 common shares of Level 3 Communications, Inc. ("Level 3"), which were received in December 2005 in connection with Level 3's purchase of WilTel Communications Group, LLC ("WilTel").

(d) During the year ended December 31, 2008, the Company increased its deferred tax valuation allowance by $1,672,100,000 to reserve for substantially all of the net deferred tax asset. See Item 7, Management's Discussion and Analysis of Financial Position and Results of Operations included elsewhere herein for more information.

(e) For the years ended December 31, 2008, 2007 and 2006, income (loss) from continuing operations reflects depreciation and amortization expenses of $77,300,000, $54,200,000 and $39,500,000, respectively; such amounts are primarily comprised of Corporate ($20,400,000, $12,700,000 and $11,600,000,
     respectively), manufacturing ($17,300,000, $18,000,000 and $17,500,000, respectively), gaming entertainment ($17,000,000, $6,300,000 and $900,000, respectively), domestic real estate ($7,600,000, $3,800,000 and $3,300,000, respectively), property management and services ($4,600,000 and $3,100,000 in 2008 and 2007, respectively) and other operations ($8,300,000, $9,000,000 and $5,600,000, respectively). Depreciation and amortization expenses for other segments are not material.

(f) For the years ended December 31, 2008, 2007 and 2006, income (loss) from continuing operations reflects interest expense of $145,500,000, $111,500,000 and $79,400,000, respectively; such amounts are primarily comprised of Corporate ($140,000,000, $110,800,000 and $70,900,000,
     respectively), domestic real estate ($4,400,000 in 2008) and gaming entertainment ($900,000, $500,000 and $8,000,000, respectively).

     At December 31, 2008, the Company and its consolidated subsidiaries had 3,584 full-time employees.


                                  Manufacturing

Idaho Timber

Business Description

       Idaho Timber, which was acquired in May 2005, is headquartered in Boise, Idaho and is engaged in the manufacture and/or distribution of various wood products. Idaho Timber's principal product lines include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4" radius-edge, pine decking. Idaho Timber also manufactures and/or distributes a number of other specialty wood products. Idaho Timber has over 25 years of operating experience in its industry. The Company's investment in Idaho Timber was $108,600,000 at December 31, 2008.

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

       Idaho Timber's profitability is dependent upon its ability to manage manufacturing costs and process efficiency, minimize capital expenditures through the purchase and cost-effective maintenance of used, lower-cost equipment, and effective management of the spread between what it pays for dimension lumber and boards and the selling prices of the remanufactured products. Selling prices for remanufactured products may rise quicker than supplier prices in strong markets creating greater spreads; however, during periods of declining product demand and reduced selling prices, supply price declines may lag behind, resulting in lower spreads.

       Idaho Timber owns nine plants, one sawmill that principally produces decking products and one sawmill that produces split-rail fencing. These eleven facilities in the aggregate have approximately 941,000 square feet of manufacturing and office space, covering approximately 230 acres. Two plants are principally dedicated to home center board products and the remaining plants principally produce remanufactured dimension lumber products. All plant locations can produce and distribute specialty wood products. Idaho Timber has the capacity to ship approximately 70 million board feet per month; during 2008 actual shipments averaged approximately 45 million board feet per month.

Sales and Marketing

       Idaho Timber primarily markets to local, regional and national lumber retailers for its dimension lumber products, home improvement centers for its home center board products and decking treaters for its sawmill product, and other resellers of home construction materials. Its success in attracting and retaining customers depends in large part on its ability to provide quicker delivery of specified customer products than its competitors. For dimension lumber products, sales are primarily generated at each of the plants, with a dedicated sales force located in the same geographic region as the customers the plant serves. Board and decking products are sold and managed centrally. Sales of home center board product were heavily dependent on national home center chains which accounted for approximately 90% of product revenues and 19% of Idaho Timber's total revenue for the year ended December 31, 2008. One of our national home center customers discontinued purchasing pine boards through its vendor managed inventory program effective July 1, 2008. Revenues from this customer pursuant to the program were $8,000,000 for the six months ended June 30, 2008.

       The customer base for the dimension lumber business is much less concentrated; no customer accounts for more than 10% of revenue. Idaho Timber's sales are somewhat concentrated in regions where its facilities are located, with the largest being Florida, 21%; North Carolina, 16%; and Texas, 11%.

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

        Idaho Timber also competes for raw material purchases needed for its remanufactured dimension lumber and home center board products, and in the past the availability and pricing of certain raw materials has been adversely affected by export charges (tariffs) imposed on Canadian exports, the largest source of these supplies. A decades old trade dispute between the U.S. and Canada resurfaced with the expiration of the Softwood Lumber Agreement in 2001. In October 2006, the trade dispute was resolved and a new Softwood Lumber Agreement between Canada and the U.S. became effective. The agreement has a seven year term and may be extended for an additional two years. Currently, restrictions on Canadian exports are not significantly adversely affecting Idaho Timber's operations; however, if tariffs continue beyond the current term of the Softwood Lumber Agreement or further import limitations are imposed in the future, it is possible that raw material costs could increase or supplies could be constrained. During 2008, the export charge was at the maximum level for the entire year. Idaho Timber is examining alternative sources of supply to increase its raw material purchasing flexibility.

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

Plastics Manufacturing

Business Description

       Through Conwed Plastics, which was acquired in March 1985, the Company manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products. These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention. Conwed Plastics believes it is a market leader in netting products used in carpet cushion, turf reinforcement, erosion control and packaging. Agricultural, erosion control and building and construction markets tend to be seasonal, with peak periods in the second and third quarters of the calendar year. Packaging is seasonal with the second quarter being the slowest period in this market. Carpet padding, filtration and consumer product markets are not usually subject to seasonal fluctuations resulting in sales that tend to be evenly spread throughout the year. The Company's investment in Conwed Plastics was $67,100,000 at December 31, 2008.

       Certain products of Conwed Plastics are proprietary, protected by patents and/or trade secrets. The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on its operations.

Sales and Marketing

       Conwed Plastics' manufacturing revenues and other income were $106,000,000, $105,400,000 and $106,400,000 for the years ended December 31,
2008, 2007 and 2006, respectively. Products are marketed both domestically and internationally, with approximately 21.4% of 2008 revenues generated by customers from Europe, Latin America, Japan and Australia. Products are sold primarily through an employee sales force, located in the U.S. and Europe. Conwed Plastics emphasizes development of new products and new applications of existing products to grow its revenues. New product development focuses on market niches where proprietary technology and expertise can lead to sustainable competitive economic advantages. In addition, revenues have grown as a result of acquisitions that provide synergies with existing customers, manufacturing capacity, an expanded customer base and/or product lines. Conwed Plastics has completed eight acquisitions since 2004 and continues to look for additional acquisition opportunities.

       Approximately half of Conwed Plastics' revenues are generated on a make to order basis. The remainder of Conwed Plastics' sales requires a more substantial investment in inventory that is stored at various locations to service customers with short lead time requirements. In the aggregate, inventory is turned over between 6 and 8 times per year. The top 10 customers with multiple locations typically represent approximately 30% - 37% of total sales. The largest single customer typically represents 5% - 8% of total sales; for the year ended December 31, 2008, the largest single customer represented 5% of total sales. Order backlog generally ranges from 6% - 12% of annual sales throughout the year.

Competition

       Conwed Plastics is subject to domestic and international competition, generally on the basis of price, service and quality. Conwed Plastics has 3 to 5 competitors in most of its market segments but the size and type of its competition varies by market segment. Additionally, certain products are dependent on cyclical industries, including the construction industry. The cost of the principal raw material used in its products, polypropylene, has increased by approximately 130% from 2002. Conwed Plastics has been able to raise prices to its customers during this period to offset some of the increase in raw material costs. The increasing volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs. Historically, declining oil and natural gas prices combined with reduced demand have usually resulted in reduced raw material costs.

                               Telecommunications

Business Description

       STi Prepaid purchased 75% of the assets of Telco in March 2007; the remaining Telco assets were contributed to STi Prepaid by the former owner in exchange for a 25% interest in STi Prepaid. At December 31, 2008, STi Prepaid's consolidated liabilities exceeded its consolidated assets; as a result, the Company has a negative net investment in STi Prepaid of $20,200,000.

       STi Prepaid, headquartered in New York, New York, is a facilities-based provider of long-distance wireline and wireless telecommunications services. STi Prepaid's principal product line is prepaid international long distance calling cards; STi Prepaid also generates revenues by providing carrier wholesale services and selling prepaid wireless products and related services.

       Prepaid international calling cards represent STi Prepaid's largest telecommunication service. For the year ended December 31, 2008, calling card sales accounted for approximately 80% of STi Prepaid's revenues. Consumers located in the U.S. who make international phone calls often use calling cards because they provide lower rates than those offered by traditional long distance providers. Through its portfolio of calling cards, STi Prepaid provides international service to over 200 destinations. STi Prepaid currently offers over 250 different calling cards in various denominations that are sold through a wide variety of retail stores and on the Internet, targeted to appeal to a wide variety of consumers. STi Prepaid's calling cards are primarily marketed to ethnic communities in urban areas.

       To activate a card and initiate a call, a card customer will dial either a local access or toll-free telephone number that accesses STi Prepaid's interactive voice response unit on its network. Once a card is activated, calls are routed to one of STi Prepaid's termination vendors, then ultimately to the consumer's dialed party. STi Prepaid's switching network currently handles over 55 million outbound calls and over 600 million minutes per month. STi Prepaid operates a customer care center in the Dominican Republic with over 100 operators to support its prepaid business.

       STi Prepaid's next largest telecommunication service is carrier wholesale, which is a business-to-business service. The carrier wholesale division accounted for approximately 18% of the Company's revenues in 2008. STi Prepaid enters into wholesale service agreements with other telecommunication service providers pursuant to which STi Prepaid becomes the terminating vendor for international calls. Services provided to other carriers are highly automated and do not require much support labor since calls simply pass through the Company's switches and utilize excess capacity.

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

       STi Prepaid acquired three small prepaid card companies during 2008, and continues to look for additional acquisition opportunities. The acquisitions have provided greater distribution capacity in certain geographic locations, sales synergies and additional distribution channels, equipment, technology and/or licenses.

Sales and Marketing

       STi Prepaid distributes its prepaid calling cards primarily through distributors who resell the cards to retailers throughout the U.S. A significant portion of the calling cards are marketed to ethnic communities that shop at small retailers or smaller chains that do not receive attention from large telecommunication providers. STi Prepaid's relationships with its distributors are critical to serving these market segments and maintaining and growing prepaid calling card market share. On October 1, 2008, STi Prepaid completed the acquisition of Sprint's prepaid card division, providing it with a distribution channel into retail stores nationwide. The company also sells prepaid calling cards through its websites, www.stiprepaid.com and www.stiphonecard.com. The websites allow customers to search for calling cards by state of origination and call destination.

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

Government Regulation

       STi Prepaid is subject to significant federal, state and local laws, regulations and orders that affect the rates, terms and conditions of certain of its service offerings, its costs and other aspects of its operations. Regulation of the telecommunications industry varies from state to state and it changes regularly in response to technological developments, competition, government policies and judicial proceedings. The Company cannot predict the impact, nor give any assurances about the materiality of any potential impact, that any adverse changes may have on STi Prepaid's business or results of operations, nor can it be sure that regulatory authorities will not take action against STi Prepaid regarding its compliance with applicable laws and regulations.

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

       STi Prepaid has registered with the FCC as a provider of domestic interstate long distance services. STi Prepaid believes that it is in material compliance with applicable federal laws and regulations, but cannot be sure that the FCC or third parties will not raise issues regarding its compliance with applicable laws or regulations.

       Universal Service. Pursuant to the 1996 Act, in 1997 the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high-cost areas, to low income customers, and to qualifying schools, libraries and rural health care providers. Providers of interstate and international telecommunications services, and certain other entities, must pay for these programs by contributing to a Universal Service Fund (the "Fund"). The rules concerning which services are considered when determining how much an entity is obligated to contribute to the Fund are complex; however, many of the services sold by STi Prepaid are included in the calculation. Current rules require contributors to make quarterly and annual filings reporting their revenues, and the Universal Service Administrative Company issues monthly bills for the required contribution amounts, based on a quarterly contribution factor approved by the FCC. STi Prepaid also contributes to other funds mandated by the FCC including Interstate Telecommunication Service Provider Regulatory Fees, Telecommunication Relay Service and Local Number Portability. STi Prepaid and other contributors to the Fund may recover their contribution costs through their end-user rates or a billing line item.

       Customer Propriety Network Information ("CPNI"). CPNI is defined as information that relates to the quantity, technical configuration, type, destination, location, and amount of use of a telecommunications service subscribed to by any customer of a telecommunications carrier, and that is made available to the carrier by the customer solely by virtue of the carrier-customer relationship. Section 222 of the 1996 Act requires telecommunications carriers to take specific steps to ensure that CPNI is adequately protected from unauthorized disclosure. In 2007, the FCC issued its Report and Order and Further Notice of Proposed Rulemaking strengthening these privacy rules by adopting additional safeguards to protect customers' CPNI. The Company believes that it has developed policies that meet the FCC's requirements to protect CPNI.

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

       For a description of certain litigation involving STi Prepaid, see Item 3, Legal Proceedings in this Report.

                        Property Management and Services

Business Description

       ResortQuest, which was acquired in June 2007, is headquartered in Fort Walton Beach, Florida and provides vacation rental management services to vacation properties in beach and mountain resort locations, homeowner association management to resort communities and real estate brokerage services for the residential property market in resort locations. The Company's investment in the property management and services segment was $16,000,000 at December 31, 2008.

       Vacation rental management service for homeowners is ResortQuest's largest service offering representing 94% of ResortQuest's 2008 revenue. ResortQuest contracts with each property owner to market and manage the rental of their vacation property, generally for a percentage of the rent and/or fees collected. Services provided include marketing to potential guests, performing routine maintenance, providing housekeeping services and providing guests access to additional activities such as golf, watersports, tennis or skiing. ResortQuest provides services in Northwest and Southwest Florida, Delaware, North and South Carolina, Colorado, Idaho and Utah. ResortQuest's rental management services are somewhat geographically concentrated in the Northwest Florida market, which accounts for 35% of its rental management services revenue.

       ResortQuest's primary means of attracting new guests is via the Internet, through referrals and advertising in publications. ResortQuest's business is seasonal with beach areas reaching their peak in the summer months and ski areas reaching their peak in the winter months. Since ResortQuest's properties are in markets that guests must travel to get to, high fuel prices, airline flight availability, less disposable income and poor weather conditions can have an unfavorable impact on its business.

       ResortQuest's real estate brokerage services are concentrated in the Northwest Florida market, which accounted for 74% of the aggregate real estate brokerage revenue earned by ResortQuest during 2008. ResortQuest provides real estate brokerage services to resort developers on new construction projects, and also represents other sellers and buyers in the resort and residential resale market. ResortQuest's revenues from these activities tend to be cyclical, and experience the same volatility that residential real estate and new construction markets experience. Since acquisition, the residential real estate market in Northwest Florida and elsewhere in the U.S. has suffered from oversupply and declining prices that have adversely affected ResortQuest's business.

       ResortQuest is in the services business with minimal working capital needs, minimal investment in property, plant and equipment and relatively little expenditures required for technology. The vast majority of ResortQuest's expenses relates to employees' compensation and benefits, or to service providers when ResortQuest chooses to outsource to a vendor. As of December 31, 2008, ResortQuest had approximately 1,200 full-time employees.

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

Competition

       ResortQuest's competition is fragmented and varies by service and location. Vacation rental management competitors include other homeowner vacation rental management companies similar to ResortQuest, developers that manage their own resort properties and homeowners that market their property directly to the consumer. When residential real estate market conditions change, the composition of ResortQuest's competition can also change. In some locations developers have opted out of the vacation rental business, providing greater opportunities for ResortQuest. In other locations, market conditions have encouraged new competitors to enter the market, including the direct homeowner rental management business, which allows homeowners to market their own homes on websites. These types of websites provide a low cost of entry to market rental properties and relative ease in handling a potential guest. Real estate brokerage service competitors are national, regional and local real estate brokerage companies and developers that market their own projects.

                              Gaming Entertainment

Acquisition

       Acquired during 2006, the Company owns approximately 61% of Premier's common units and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012 during 2006, and during 2007 provided Premier with a $180,000,000 senior secured credit facility to partially fund Premier's bankruptcy plan of reorganization (discussed below). At December 31, 2008, the Company's aggregate investment in Premier was $249,600,000. At acquisition, the Company consolidated Premier as a result of its controlling voting interest; during the pendency of bankruptcy proceedings Premier was deconsolidated and accounted for under the equity method.

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

       The former holders of the Premier Notes argued that they were entitled to liquidated damages under the indenture governing the Premier Notes, and as such are entitled to more than the principal amount of the notes plus accrued interest that was paid to them at emergence. Although the Company does not agree with the position taken by the Premier noteholders, in order to have the plan confirmed so that Premier could complete reconstruction of its property and open its business without further delay, the Company agreed to fund an escrow account to cover the Premier noteholders' claim for additional damages in the amount of $13,700,000, and a second escrow account for the trustee's reasonable legal fees and expenses in the amount of $1,000,000. Entitlement to the escrowed funds has yet to be determined by the bankruptcy court, as an appeal to the plan confirmation was filed by certain of the Premier noteholders. A hearing on the appeal was held on February 2, 2009 before the United States Court of Appeals for the Fifth Circuit; a decision on the appeal may be made within 60 days. The Company believes it is probable that the court will approve payment of legal fees and expenses and has fully reserved for that contingency. The Company believes it is reasonably possible that the bankruptcy court will find in favor of the Premier noteholders with respect to the additional damages escrow; however, any potential loss can not be reasonably estimated. Accordingly, the Company has not accrued a loss for the additional damages contingency.

Business Description

       The Hard Rock Hotel & Casino is located on an 8.5 acre site on the Mississippi Gulf Coast and has approximately 1,300 slot machines, 56 table games, six live poker tables, five restaurants (including a Hard Rock Cafe and Ruth's Chris Steakhouse), a full service spa, a 5,200 square foot pool area, 3,000 square feet of retail space, an eleven-story hotel with 318 rooms and suites and a Hard Rock Live! entertainment venue with a capacity of 1,500 persons. At December 31, 2008, Premier had approximately 700 full-time employees.

       Premier's marketing strategy is to position the resort as a full service gaming, boutique hotel and entertainment resort catering to the Mississippi Gulf Coast marketplace and the southern region of the U.S. The Mississippi Gulf Coast region is located along the Interstate 10 corridor and is within a ninety minute drive from the New Orleans metropolitan area, Mobile, Alabama and the Florida panhandle. Premier's primary means of marketing utilizes its database of customers for direct mail campaigns and promotional giveaways designed to reward customers and generate loyalty and repeat visits. In addition, Premier benefits from the "Hard Rock" brand name which appeals to a broad range of customers and from its superior location, which is within walking distance of the Beau Rivage, an MGM Mirage property and the largest hotel and casino in the Mississippi Gulf Coast market.

       Premier's current insurance policy provides up to $253,000,000 in coverage for damage to real and personal property including business interruption coverage. The coverage is led by Lloyds of London and is comprised of a $50,000,000 primary layer and five excess layers. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. Although the insurance policy is an all risk policy, any loss resulting from a weather catastrophe occurrence, which is defined to include damage caused by a named storm, is sublimited to $100,000,000 with a deductible of $5,000,000.

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

      The Hard Rock Biloxi was the last gaming operation to open in Biloxi following Hurricane Katrina. The Hard Rock Biloxi has made progress establishing its customer database and instituting customer loyalty programs resulting in growth in market share of the local gaming market. Current unfavorable economic conditions are likely to have a negative impact on the local gaming market in 2009, which could cause competition among gaming operations in Biloxi to escalate. Since its competitors in the Mississippi Gulf Coast gaming market have been in operation longer than Premier they have more established gaming operations and customer databases. Many are larger and have greater financial resources than Premier.

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

                              Domestic Real Estate

       At December 31, 2008, the Company's aggregate net investment in all domestic real estate projects was $286,400,000. The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development.

       Certain of the Company's real estate investments and their respective book values as of December 31, 2008 include: approximately 104 acres of land located in Myrtle Beach, South Carolina, a large scale mixed-use development project with various residential, retail and commercial space ($165,900,000); approximately 76 acres of land located on the island of Islesboro, Maine (currently under review for approval of 13 residential waterfront lots) and 46 fully developed residential lots on approximately 120 acres of land located in Rockport, Maine on Penobscot Bay, ($42,300,000 in the aggregate); a 15 acre, unentitled air rights parcel above the train tracks behind Union Station in Washington, D.C. ($11,000,000); an operating shopping center on Long Island, New York that has 71,000 square feet of retail space ($13,300,000); and an approximate 540 acre parcel located in San Miguel County, Colorado that the Company is attempting to have re-zoned into a mixture of estate lots, cabins and a lodge site ($5,700,000). The 540 acre parcel is located near Mountain Village, Colorado, a ski resort bordering Telluride, Colorado. As of December 31, 2008, non-recourse indebtedness secured by the company's real estate projects was $90,200,000, all of which was incurred in connection with the Myrtle Beach project. Phase I of the Myrtle Beach project included all retail and commercial space which is fully constructed and leased; the Phase II residential section of the project is currently under development.

       Residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including markets in which the Company has real estate projects in various stages of development. The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets during the past two years, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers. The Company is not actively soliciting bids for developed and undeveloped lots in Maine, and has deferred its development plans for certain other projects as well. The Company intends to wait for market conditions to improve before marketing certain of its projects for sale.

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

       The Company owns approximately 31.4% of the outstanding common stock of HomeFed. In addition, as a result of a 1998 distribution to all of the Company's shareholders, approximately 7.7% and 9.4% of HomeFed is owned by the Company's Chairman and President, respectively. HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. Its current development projects consist of two master-planned communities located in San Diego County,
California: San Elijo Hills and a portion of the larger Otay Ranch planning area. The Company accounts for its investment in HomeFed under the equity method of accounting. At December 31, 2008, its investment had a carrying value of $44,100,000, which is included in investments in associated companies. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

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

                           Medical Product Development

Business

       At December 31, 2008, the Company owned approximately 89% of Sangart, a biopharmaceutical company principally engaged in developing an oxygen transport agent for various medical uses. From 2003 through December 31, 2008, the Company invested an aggregate of $117,700,000 in Sangart, principally to help fund Sangart's ongoing product development activities (as a development stage company, Sangart does not have any revenues from product sales). Since inception, the Company has recorded Sangart losses of $106,200,000, resulting from product development expenses and Sangart's overhead costs. In the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart upon the exercise of its remaining warrants, which increased its ownership interest to approximately 92%. Sangart became a consolidated subsidiary of the Company in 2005; the book value of the Company's investment in Sangart was $12,600,000 at December 31, 2008.

       In 2002, Sangart commenced human clinical trials of its current product candidate, Hemospan(R), a solution of cell-free hemoglobin administered intravenously to treat a variety of medical conditions, including use as an alternative to red blood cell transfusions. A principal function of human blood is to transport oxygen throughout the body, the absence of which can cause organ dysfunction or death. The basis for Sangart's technology is the result of more than 20 years of research in the understanding of how hemoglobin (the oxygen carrier in red blood cells) functions outside of red blood cells in a cell-free environment. Hemospan offers universal compatibility with all blood types and, as compared to red blood cell transfusions, reduced risk of infectious disease transmission and a longer storage life. Hemospan is made from purified human hemoglobin that is extracted from outdated human blood obtained from accredited blood centers, which is then bound to polyethylene glycol molecules using Sangart's proprietary processes. Sangart's manufacturing process is able to generate approximately four units of Hemospan using a single unit of blood, which serves to expand the supply of donated blood. Sangart owns or exclusively licenses thirteen U.S. patents and has more than thirty applications pending worldwide covering product composition, manufacturing or methods of use. Patents applicable to Hemospan do not begin to expire prior to 2017.

       Sangart has previously completed five Phase I and Phase II human clinical studies designed to assess product safety and gather preliminary indications of the product's effectiveness. In 2007 and 2008 Sangart conducted two Phase III clinical trials that were designed to demonstrate Hemospan's safety and effectiveness in preventing and treating low blood pressure during orthopedic hip replacement surgeries and in reducing the incidence of operative and postoperative complications. The Phase III studies were conducted in six countries in Europe and enrolled a total of 850 patients, including patients in control groups treated with a different product.

       Data from the Phase III clinical trials have been analyzed internally. No major clinically important safety concerns were identified, though in the Phase III prevention study there was a slightly higher incidence of adverse events in the Hemospan-treated patients than in the control group. However, because these Phase III trials were conducted in a patient population having a relatively low incidence of medical complications, these studies were unable to demonstrate a clinical benefit of better outcomes than the control group. Sangart has decided not to pursue marketing approval to use Hemospan for these purposes at this time, but plans to conduct additional clinical trials of Hemospan in a different therapeutic area that may better demonstrate its clinical benefit and strengthen the likelihood of regulatory approval. Sangart is currently in the process of identifying relevant patient populations and planning additional clinical trials, which will take several years to complete at substantial cost. Until these additional Phase II and Phase III studies are successfully completed, Sangart will not be able to request marketing approval and generate revenues from Hemospan sales.

       Substantially all of the funding needed for Hemospan development has come from sales of Sangart's equity securities. The additional investment the Company made in 2009, along with Sangart's existing cash resources is expected to provide Sangart with sufficient capital to fund activities into 2010. Thereafter, significant additional funding will be needed for product development and clinical trial activities prior to regulatory approval and commercial launch; the source of such funding has not as yet been determined.

Competitive Environment

       Hemospan is intended to be used as a therapeutic oxygen transport agent in clinical and trauma situations where tissues are at risk of inadequate blood flow and oxygenation. Hemospan may provide an alternative to red cell transfusion or act as a temporary oxygenation bridge until red cells become available. Currently there are no similar products approved for sale in the U.S. or the European Union; however, other companies are developing products that could potentially compete with Hemospan.

       Any successful commercialization of Hemospan will depend on an adequate supply of raw materials, principally human red blood cells and polyethylene glycol, at an acceptable quality, quantity and price. Sangart has contracted for commercial launch quantities of human red blood cells, though commitments for commercial-scale quantities of polyethylene glycol have not yet been secured. Sangart leases a 56,700 square foot combination office and manufacturing facility that currently produces Hemospan for its clinical trials. Sangart believes that its current manufacturing facility would have adequate capacity to support a commercial launch, but significant capital improvements and engineering designs would be required or an alternative manufacturing site would need to be acquired for commercial production. In addition to obtaining requisite regulatory approvals and increasing manufacturing capacity for the manufacture and sale of Hemospan, Sangart would have to create sales, marketing and distribution capabilities prior to any commercial launch of this product, either directly or in partnership with a service provider.

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

                                Other Operations

Wineries

       The Company owns three wineries, Pine Ridge Winery in Napa Valley, California, Archery Summit in the Willamette Valley of Oregon and Chamisal Vineyards (aka Domaine Alfred) in the Edna Valley of California. Pine Ridge was acquired in 1991 and has been conducting operations since 1978, the Company started Archery Summit in 1993 and Chamisal Vineyards was acquired during 2008 and has been conducting operations since 1973. The Company's investment in winery operations has grown, principally to fund the acquisition of land for vineyard development, construct and develop Archery Summit, acquire Chamisal Vineyards and increase production capacity and storage facilities at the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to three years after grape harvest before the wine can be sold. The Company controls approximately 223 acres of vineyards in Napa Valley, California, 120 acres of vineyards in the Willamette Valley of Oregon and 82 acres of vineyards in the Edna Valley of California, substantially all of which are owned and producing grapes. The Company believes that its vineyards are located in some of the most highly regarded appellations and areas of the Napa, Willamette and Edna Valleys. At December 31, 2008, the Company's combined net investment in these wineries was $90,800,000. The wineries sold approximately 90,000 9-liter equivalent cases of wine generating revenues of $20,900,000 during 2008 and 68,000 9-liter equivalent cases of wine generating revenues of $18,500,000 during 2007. Additionally, in 2005 and 2006, the Company acquired an aggregate of 611 acres of land in the Horse Heaven Hills of Washington's Columbia Valley, of which approximately 85 acres are under vineyard development. At December 31, 2008, the Company's total investment in the Washington vineyard property was $8,000,000.

       These wineries primarily produce and sell wines in the very competitive ultra premium and luxury segments of the premium table wine market. The Company's wines are primarily sold to distributors, who then sell to retailers and restaurants. As permitted under federal and local regulations, the wineries have also been placing increasing emphasis on sales direct to consumers, which they are able to do through the internet, wine clubs and at the wineries' tasting rooms. During 2008, direct sales to consumers represented 21% of case sales and 49% of wine revenues. Wholesale sales of the Company's wines in California (excluding direct sales to consumers) amounted to approximately 20% of 2008 wholesale wine revenues.

       The Company's wines compete with small and large producers in the U.S., as well as with imported wines, and the ultimate consumer has many choices. Demand for wine in the ultra premium and luxury market segments can rise and fall with general economic conditions, and is also significantly affected by grape supply. While the Company's current vineyard holdings in the Napa, Willamette and Edna valleys will continue to be the most significant source for its wine products in the immediate future, the Company also supplements certain brands with purchased fruit to meet demand for its products and to provide the raw materials for the launch of new products. The demand for the Company's wines is also affected by the ratings given the Company's wines in industry and consumer publications.

       The wineries' production, sales and distribution activities are subject to regulation by agencies of both federal and state governments. State regulations that prohibited or restricted sales of wine direct to consumers by producers that are located in another state continue to be amended or overturned to permit increased direct sales to consumers in other states. For the year ended December 31, 2008, the Company sold wine direct to consumers in 38 states across the U.S.

Energy Projects

         During the past few years, the Company has been incurring costs to investigate and evaluate the development of a number of large scale domestic energy projects. Certain of the large scale projects employ gasification technology to convert different types of low grade fossil fuels into clean energy products. The Company has also invested in certain energy projects that do not employ gasification technologies, one of which is described below. The Company has expensed costs to investigate, evaluate and obtain various permits and approvals for its various energy projects of $33,600,000, $21,000,000 and $8,300,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

         Although there are a number of large scale projects the Company is currently investigating, the Company is not obligated to develop any of the projects, and no assurance can be given that the Company will be successful in fully developing any of these projects. Any project that the Company might develop would likely require a significant equity investment, which the Company presently does not intend to fund by itself, the acquisition of substantial non-recourse borrowings to build the projects (total development costs for these types of projects range from $1 billion to $3 billion), the procurement of purchase commitments for long-term supplies of feedstock, long-term commitments from purchasers of the output, and significant technological and engineering expertise to implement. The investigation, evaluation and financing of these large scale projects take years to complete.

       The Company is currently evaluating a gasification project, which would be built in Louisiana. In April 2008, the Lake Charles Harbor & Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds that will support the development of a $1,600,000,000 petroleum coke gasification plant project by the Company's wholly-owned subsidiary, Lake Charles Cogeneration LLC ("LCC"). The Lake Charles Cogeneration project is a new chemical manufacturing project planning to use quench gasification technology to produce energy products from low grade solid fuel sources such as petroleum coke. The primary product to be produced by the Lake Charles Cogeneration project will be substitute natural gas.

       LCC does not currently have access to the bond proceeds, which are being held in an escrow account by the bond trustee, and it will not have access to the bond proceeds until certain conditions are satisfied. Upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be remarketed for a longer term and the proceeds will be released to LCC to use for the payment of development and construction costs for the project. If all conditions have been met and LCC begins to draw down on the bond proceeds, any amounts drawn will be recorded as long-term indebtedness of LCC and reflected on the Company's consolidated balance sheet. The Company is not obligated to make equity contributions to LCC until it completes its investigation and the project is approved by the Company's board of directors.

         A subsidiary of the Company has acquired a leasehold interest and certain permits to construct and operate an onshore liquefied natural gas ("LNG") receiving terminal and associated facilities on the Skipanon Peninsula near the confluence of the Skipanon and Columbia Rivers in Warrenton, Clatsop County, Oregon. The project includes construction of an offshore dock and berth for offloading LNG carriers, onshore facilities to receive and store up to 480,000 cubic meters of LNG and vaporizers to regasify LNG at a baseload rate of 1 billion standard cubic feet per day ("bscfd") with a peak rate of 1.5 bscfd. The current plan includes construction of an approximate 121 mile long 36-inch diameter natural gas pipeline to transport regasified natural gas to the U.S. natural gas transmission grid, which in turn will interconnect with other natural gas pipelines, including the interstate transmission system of Williams Northwest Pipeline at the Molalla Gate Station in Molalla, Oregon. In addition, a new 10 mile long 24-inch diameter lateral pipeline will be constructed to connect the pipeline to a local storage facility. Numerous regulatory permits and approvals and acquisitions of rights of way for the pipeline will be required before project construction can commence; construction of the receiving terminal and associated facilities is expected to begin in the fourth quarter of 2010 and construction of the pipeline is expected to begin in the fourth quarter of 2011. Completion of the project is also subject to obtaining significant financing from third parties which has not been arranged; the current estimated project cost is $1,300,000,000.

                                Other Investments

AmeriCredit Corp.

       As of December 31, 2008, the Company had acquired approximately 25% of the outstanding common shares of ACF, a company listed on the NYSE (Symbol: ACF) for aggregate cash consideration of $405,300,000. ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically for consumers who are typically unable to obtain financing from other sources. At December 31, 2008, the Company's investment in ACF is classified as an investment in an associated company and carried at fair value of $249,900,000.

       The Company has entered into a standstill agreement with ACF for the two year period ending March 3, 2010, pursuant to which the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, unless the buyer agreed to be bound by terms of the standstill agreement, to not increase its ownership interest to more than 30% of the outstanding ACF common shares, and received the right to nominate two directors to the board of directors of ACF. The Company and ACF have entered into a registration rights agreement covering all of the ACF shares of common stock owned by the Company.

       Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value (the "fair value option"), and to report unrealized gains and losses on items for which the fair value option is elected in earnings. The Company elected the fair value option for its investment in ACF, rather than apply the equity method of accounting. For the year ended December 31, 2008, income (losses) related to associated companies includes unrealized losses resulting from changes in the fair value of ACF of $155,300,000.

       Subsequent to December 31, 2008, the aggregate market value of the Company's investment in ACF declined to $126,900,000 at February 20, 2009. If the aggregate market value of the Company's investment in ACF remains unchanged at March 31, 2009, this decline in market value would result in the recognition of an unrealized loss during the first quarter of 2009 of $123,000,000. Further declines in market values are also possible, which would result in the recognition of additional unrealized losses in the consolidated statement of operations.

Jefferies Group, Inc.

       In April 2008, the Company sold to Jefferies 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate). Including shares acquired in open market purchases during 2008, as of December 31, 2008, the Company owns an aggregate of 48,585,385 Jefferies common shares (approximately 30% of the Jefferies outstanding common shares) for a total investment of $794,400,000. At December 31, 2008, the Company's investment in Jefferies is classified as an investment in an associated company and is carried at fair value of $683,100,000. The Company elected the fair value option to account for its investment in Jefferies rather than the equity method of accounting; for the year ended December 31, 2008 income (losses) related to associated companies includes unrealized losses resulting from changes in the fair value of Jefferies of $111,200,000. Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

       Subsequent to December 31, 2008, the aggregate market value of the Company's investment in Jefferies declined to $529,600,000 at February 20, 2009. If the aggregate market value of the Company's investment in Jefferies remains unchanged at March 31, 2009, this decline in market value would result in the recognition of an unrealized loss during the first quarter of 2009 of $153,500,000. Further declines in market values are also possible, which would result in the recognition of additional unrealized losses in the consolidated statement of operations.

       The Company has entered into a standstill agreement with Jefferies, pursuant to which for the two year period ending April 21, 2010, the Company agreed, subject to certain provisions, to limit its investment in Jefferies to not more than 30% of the outstanding Jefferies common shares and to not sell its investment, and received the right to nominate two directors to the board of directors of Jefferies. Jefferies also agreed to enter into a registration rights agreement covering all of the Jefferies shares of common stock owned by the Company.

Jefferies High Yield Holdings, LLC

       During 2007, the Company and Jefferies formed JHYH, a newly formed entity, and the Company and Jefferies each initially committed to invest $600,000,000. The Company invested $250,000,000 in cash plus its $100,000,000 investment in JPOF II during 2007; any request for additional capital contributions from the Company will now require the consent of the Company's designees to the Jefferies board. The Company does not anticipate making additional capital contributions in the near future. JHYH owns Jefferies High Yield Trading, LLC ("JHYT"), a registered broker-dealer that is engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT does not invest or make markets in sub-prime residential mortgage securities.

       Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH's board, and each own 50% of the voting securities. The organizational documents also permit passive investors to invest up to $800,000,000 in JHYH. Jefferies also received additional JHYH securities entitling it to 20% of the profits. The voting and non-voting interests are entitled to a pro rata share of the balance of the profits of JHYH, and are mandatorily redeemable in 2013, with an option to extend up to three additional one-year periods. Under generally accepted accounting principles ("GAAP"), JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary. The Company accounts for its investment in JHYH under the equity method of accounting. The Company recorded pre-tax income (losses) from this investment of $(69,100,000) and $4,300,000 during 2008 and 2007, respectively.

       For the period from January 1, 2007 through March 31, 2007, and for the year ended December 31, 2006, the Company recorded income under the equity method of accounting from its investment in JPOF II of $3,000,000 and $26,200,000, respectively, all of which was distributed to the Company shortly after the end of each period. Over the seven years the Company had its investment in JPOF II, the weighted average return on investment was approximately 20% per year.

Fortescue

       The Company has invested an aggregate of $452,200,000 in Fortescue's Pilbara iron ore and infrastructure project in Western Australia, including expenses. In exchange for its cash investment, the Company has received 277,986,000 common shares of Fortescue, representing approximately 9.9% of the outstanding Fortescue common stock, and a $100,000,000 note of FMG that matures in August 2019. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas. The note is unsecured and subordinate to the project's senior secured debt referred to below. Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Company's investment in the Fortescue common shares is classified as a non-current available for sale investment and carried at market value as of each balance sheet date. At December 31, 2008, the market value of the Fortescue common shares was $377,000,000.

         For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 was initially classified with other non-current assets, and is being amortized to expense as the 4% of revenue is earned. Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments on the note are currently being deferred due to covenants contained in the project's senior secured debt. Any interest payment that is deferred will earn simple interest at 9.5%. The Company has recorded accrued interest on the FMG note of $40,500,000 at December 31, 2008. For informational purposes, Fortescue's recorded liability for the FMG note on Fortescue's financial statements at December 31, 2008 was Australian $2,180,600,000 ($1,532,100,000 at exchange rates in effect on December 31, 2008); the ultimate value of the note will depend on the volume of iron ore shipped and iron ore prices over the remaining term of the note, which can fluctuate widely.

       The project information presented in the paragraphs below was obtained from Fortescue's website, (http://www.fmgl.com.au/), which contains substantial additional information about Fortescue, its operating activities and the project. Fortescue shipped its first iron ore in May 2008 and announced Project Completion on July 18, 2008, a milestone defined in its debt agreements that includes mining, railing, and shipping a minimum of 2 million tonnes of product within a four week period. For the year ending December 31, 2008, Fortescue mined 19.5 million tonnes of iron ore, processed 15.3 million tonnes and shipped
14.8 million tonnes. Fortescue's total revenue from iron ore sales for the year ending December 31, 2008 was $1,071,700,000 or $72.32 per tonne shipped.

       In April 2006, Fortescue announced a proved reserve estimate of 121 million metric tons of iron ore and a probable reserve estimate of 932 million metric tons of iron ore, in accordance with the Australasian Joint Ore Reserves Committee code. This reserve estimate is solely for the Cloud Break and Christmas Creek mining tenements, which cover an area of approximately 770 square kilometers. Fortescue has additional tenements in the Pilbara region of Western Australia and has since announced reserve estimates for some of its other tenements. Although Fortescue has received all major approvals required under the various governmental, environmental, and native title processes for the Cloud Break and Christmas Creek tenements, it does not possess the approvals or financing necessary for mining activities at its other tenements. Mining revenues derived from tenements other than Cloud Break and Christmas Creek do not increase the interest payable to the Company on the FMG note.

         Fortescue's initial feasibility study was commissioned to identify a quantity and quality of iron ore that would support an initial mine plan that produces 45 million metric tons per annum ("mtpa") for a 20 year period. Fortescue has since launched an optimization program and increased its base mining plan to 55 mtpa. Fortescue has announced agreements with third parties, including relationships with the largest Chinese steel mills, which intend to purchase all of the initial 45 mtpa production as well as an additional 50 mtpa of expansion tonnage. The pricing for these agreements is based on the first negotiated price between any of the world's largest steel mills and one of the world's three largest iron ore producers.

         In addition to the Company's investment and equity investments from other parties, Fortescue raised $2,051,000,000 of senior secured debt to fund the construction of its infrastructure, which includes a 260 kilometer railroad, port and related port infrastructure at Port Hedland, Australia, as well as a crushing and screening plant, access roads and other infrastructure at the mine site. All of the construction on the initial project as well as the optimization program to expand production to 55 mtpa has been completed. In February 2009, Fortescue announced that it had entered into a share subscription agreement with Hunan Valin Iron and Steel Group Company Ltd. ("Valin") pursuant to which Valin will purchase 225 million new shares issued by Fortescue at Australian $2.48 per share, for a total investment of Australian $558,000,000. Closing of the transaction is subject to regulatory approval in Australia.

Goober Drilling

       During 2006, the Company acquired a 30% limited liability company interest in Goober Drilling for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober Drilling, on a secured basis, up to $126,000,000 to finance new rig equipment purchases and construction costs and to repay existing debt. During 2007, the Company increased its equity interest to 50% for additional payments aggregating $45,000,000. In addition, the credit facility was amended to increase the borrowing capacity to $138,500,000 and the interest rate to LIBOR plus 5%, the Company provided Goober Drilling with an additional secured credit facility of $45,000,000 at an interest rate of LIBOR plus 10%, and the Company provided another secured credit facility of $15,000,000 at an interest rate at the greater of 8% or LIBOR plus 2.6%. At December 31, 2008, the aggregate outstanding loan amount was $144,400,000 excluding accrued interest, and the Company's aggregate net investment in Goober Drilling was $252,400,000.

       Goober Drilling is a land based contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S. The majority of wells drilled are natural gas wells. Goober Drilling currently operates drilling rigs in Oklahoma, Texas and Arkansas. Goober Drilling, which has been in business since 1991, typically generates revenues through drilling contracts based on daily rates, footage (charged by depth of the well) or based on a turnkey contract (fixed price to drill a well). In 2008, the majority of drilling services were performed on a "day work" or daily rate basis. Goober Drilling supplies the drilling rig and all ancillary equipment and drilling personnel.

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

       Additionally, the drilling activity of oil and natural gas exploration and production companies is strongly affected by their ability to access the capital markets. During the second half of 2008, at a time when oil and natural gas prices were declining significantly, there was also a substantial reduction of liquidity in the capital markets due to the deteriorating national and global economic environment. Many of Goober Drilling's customers have reduced their spending plans for exploration, production and development activities resulting in decreased demand for Goober Drilling rigs. Decreases in drilling activity and spending for any sustained period of time will cause a reduction in Goober Drilling's daily rates, utilization rates and profitability.

       As of December 31, 2008, Goober Drilling had 37 drilling rigs, of which 8 are under contract for a 1 to 3 year term, 10 are operating under term contracts that will expire within the next 12 months, 4 are under well-to-well contracts with specific customers, 3 are "floaters" or rigs that are made available on the spot market and 12 are not currently in use. In addition, Goober Drilling is building one rig subject to a three year term contract that is anticipated to be placed in service in the second quarter of 2009. Components for the new rig were purchased prior to the recent downturn in drilling activity.

CLC

       CLC is a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. It was a consolidated subsidiary of the Company from its acquisition in September 1999 until August 2005, at which time the Company sold a 70% interest to Inmet, a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN). Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.6% of Inmet's current outstanding common shares. Although the Inmet shares have registration rights, they may not be sold until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee discussed below. The Inmet shares are reflected on the Company's consolidated balance sheet at their fair value of approximately $90,000,000 at December 31, 2008. The Company retains a 30% interest in CLC.

       CLC entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to
(euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2008, approximately $215,000,000 was outstanding under the senior secured credit facility and (euro)47,000,000 was outstanding under the senior secured bridge credit facility. There is no more borrowing capacity under either facility. The Company and Inmet have also committed to provide financing to CLC which is currently estimated to be
(euro)340,000,000 ($436,100,000 at exchange rates in effect on February 20, 2009), of which the Company's share will be 30% ((euro)77,600,000 of which has been loaned as of December 31, 2008). CLC's senior secured credit facilities restrict CLC's ability to make distributions to Inmet and the Company; assuming CLC achieves its mining plan, the Company would not expect to receive distributions before 2010.

       Inmet has reported that the Las Cruces deposit contains approximately 9.8 million tons of proven reserves and 7.8 million tons of probable reserves of copper ore at an average grade of 6.2% copper. The reserve estimates are for the entire deposit, not just the Company's share, assume a copper price of $1.10 per pound, an exchange rate (euro)1.00 = US$1.20, incorporate losses for mining dilution and recovery, an open pit cut-off grade of 1 percent copper and an underground cut-off grade of 3 percent copper. The capital costs to build the project are currently estimated at (euro)504,000,000 ($646,400,000 at exchange rates in effect on February 20, 2009), including working capital, land purchases, and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction, cost overruns and other financing costs. Cash operating costs per pound of copper produced over the life of the mine are expected to average (euro)0.49 per pound ($0.63 per pound) of copper produced. The project's capital and operating costs are paid for in euros, while copper revenues during the life of the mine are currently based on the U.S. dollar. In order to minimize its exposure to currency fluctuations, CLC entered into an agreement when it obtained its financing to swap (euro)171,000,000 of euro denominated debt into $215,000,000 of U.S. dollar denominated debt. The debt was fully converted into U.S. dollar denominated debt on June 30, 2008.

Garcadia

       The Company has entered into a joint venture agreement with Garff Enterprises, Inc. ("Garff") pursuant to which the joint venture has acquired various automobile dealerships in various subsidiary companies ("Garcadia"). The joint venture agreement specifies that the Company and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from the joint venture will be allocated 65% to the Company and 35% to Garff, which reflects that the Company made a larger equity investment. Garcadia's strategy is to acquire automobile dealerships in secondary market locations meeting its specified return criteria. As of December 31, 2008, Garcadia owned 15 dealerships comprised of domestic and foreign automobile makers. The Company has received cash distributions of fees and earnings aggregating $6,500,000, $4,900,000 and $1,000,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company owns the land for certain dealerships and leases it to the dealerships for rent aggregating $3,800,000, $1,800,000 and $700,000 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the Company's investment in Garcadia (excluding the land) was classified as an investment in associated company with a carrying value of $72,100,000.

Other

       In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square, a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square's general partner. The stated objective of Pershing Square is to create significant capital appreciation by investing in Target Corporation. The Company recorded losses under the equity method of accounting from this investment of $77,700,000 and $85,500,000 in 2008 and 2007, respectively, principally resulting from declines in the market value of Target Corporation's common stock. At December 31, 2008, the book value of the Company's investment in Pershing Square was $36,700,000.

       In January 2007, the Company invested $25,000,000 in Shortplus, a limited partnership which principally invests through a master fund in a short-term based portfolio of asset-backed securities. The Company recorded pre-tax income from this investment under the equity method of accounting of $10,500,000 and $54,500,000 in 2008 and 2007, respectively. During 2008 the Company received a cash distribution from Shortplus of $50,000,000; at December 31, 2008, the book value of the Company's investment in Shortplus was $39,900,000.

       The Company has invested $50,000,000 in Wintergreen, a limited partnership that invests in domestic and foreign debt and equity securities. The Company recorded pre-tax income (losses) from this investment under the equity method of accounting of $(32,600,000), $14,000,000 and $11,000,000 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the book value of the Company's investment in Wintergreen was $42,900,000. The Company expects to fully redeem its interest during 2009.

       The Company owns approximately 38% of the common stock of Light & Power Holdings Ltd., the parent company of The Barbados Light and Power Company Limited, the primary generator and distributor of electricity in Barbados. At December 31, 2008, the Company's investment of $18,800,000 was accounted for on the cost method of accounting, due to currency exchange restrictions and stock transfer restrictions.

       The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at February 20, 2009 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934): Jefferies (29.3%), ACF (24.9%), The FINOVA Group Inc. ("FINOVA") (25.0%), HomeFed (31.4%), International Assets Holding Corporation (15.3%) and Essex Rental Corp. (6.6%). In addition to the Company's equity interests in Fortescue and Inmet discussed above, the Company also owns a 7.0% equity interest in JZ Capital Partners Limited, a British company traded on the London Stock Exchange.

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

        Future acquisitions and dispositions of our operations and investments are possible, changing the components of our assets and liabilities, and if unsuccessful could reduce the value of our common shares.

        We are dependent on certain key personnel. We are dependent on the services of Ian M. Cumming and Joseph S. Steinberg, our Chairman of the Board and President, respectively. Messrs. Cumming's and Steinberg's employment agreements with us expire June 30, 2015. These individuals are also significant shareholders of our Company. As of February 20, 2009, Messrs. Cumming and Steinberg and trusts for the benefit of their respective families (excluding certain private charitable foundations) beneficially owned approximately 10.6% and 11.7% of our outstanding common shares, respectively. Accordingly, Messrs. Cumming and Steinberg exert significant influence over all matters requiring approval by our shareholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

        We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and are adversely affected by the current recession. A worsening of general economic or market conditions may result in lower valuations for our businesses or investments.

        Declines in the U.S. housing market have reduced revenues and profitability of the manufacturing businesses and may continue to do so.

       The prices and availability of key raw materials affects the profitability of our manufacturing operations, and also impacts Sangart's ability to conduct its clinical trials.

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

       The Hard Rock Biloxi is in the early stages of operations relative to its competitors and has yet to produce significant operating income. If Premier is unable to manage the risks inherent in the establishment of a new business enterprise, it would negatively impact operating results, which could result in impairment charges if the net book value of Premier's property and equipment is deemed unrecoverable.

       The Hard Rock Biloxi is dependent upon patronage of persons living in the Gulf Coast region. Downturns in local and regional economic conditions, an increase in competition in the surrounding area and interruptions caused by hurricanes could negatively impact operating results.

       Increases in mortgage interest rate levels or the lack of available consumer credit could reduce consumer demand for certain of our real estate development projects.

       Sangart is subject to extensive government regulation, cannot generate any revenue without regulatory approval of its products and is also subject to all of the risks inherent in establishing a new business.

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

       The lack of liquidity in the capital markets has and could continue to adversely affect exploration, production and development activities of Goober Drilling's customers, which causes a reduction in rig utilization and profitability. The combination of low oil and natural gas prices and the lack of liquidity in the capital markets have forced Goober Drilling customers to reduce drilling programs and may impair their ability to sustain their current level of operations and meet their cash obligations. In addition to reduced rig utilization and profitability, which could result in impairment charges for certain rigs, the difficulties being experienced by Goober Drilling's customers could increase Goober Drilling's bad debt expense.

       The Company has a substantial investment in Jefferies, an investment banking and securities firm whose operating results are greatly affected by the economy and financial markets. Turmoil in the equity and credit markets has had and may continue to have an adverse effect on the volume and size of transactions Jefferies executes for its customers, resulting in reduced revenues and profitability in its investment banking, asset management and trading activities, as well as losses in its principal trading activities. Declines in Jefferies operating results could adversely affect the value of the Company's investment.

       The Company has a substantial investment in ACF, a company that purchases automobile loans made to sub-prime and other borrowers, whose operating results are greatly affected by the economy and financial markets. If ACF's loan losses increase as its borrowers experience economic hardships, or if its ability to acquire new loans and grow its business is impaired, particularly due to the turmoil in the credit markets that ACF needs to access to fund its operating activities, its revenues and profits would decline, adversely affecting the value of the Company's investment.

       Subsequent to December 31, 2008, ACF failed to maintain a financial covenant in one of its credit facilities and has been granted a waiver through March 7, 2009. ACF is currently negotiating with its credit providers to amend its facility; however, if ACF is unsuccessful the value of the Company's investment could decline significantly.

       The Company has substantial investments in Fortescue, Inmet and CLC, entities which are engaged in the mining of base metals (principally iron ore and copper), the prices of which have declined during 2008 reducing the value of the Company's investments. If these prices decline further or delays occur in bringing the mines into production, the value of the Company's investments could decline.

       The value of the investments in the Company's defined benefit pension plan portfolio has declined significantly, and if the values do not recover or decline further, the Company's unfunded defined pension plan liability could increase significantly.

       We could experience significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees in our operating businesses.

       From time to time we are subject to litigation, which if adversely determined may have a material adverse effect on our consolidated financial condition or results of operations.

       We have large investments in unconsolidated public companies, including Fortescue, Inmet, Jefferies and ACF, each of which is subject to litigation from time to time, and if such litigation results in material losses the value of our investments may decline.

       We may not be able to generate sufficient taxable income to fully utilize our NOLs. At December 31, 2008, the Company has recorded a valuation allowance against substantially all of the net deferred tax asset due to the uncertainty about its ability to generate future taxable income to utilize that asset.

       We may not be able to insure certain risks economically. We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers or reinsurers will be financially viable if we make a claim. If an uninsured loss or a loss in excess of insured limits should occur, results of operations could be adversely affected.

       We did not pay dividends on our common shares in 2008 and the payment of dividends in the future is subject to the discretion of our Board of Directors.

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

       Through its various subsidiaries, the Company owns and utilizes facilities in Salt Lake City, Utah for corporate office space and other activities (totaling approximately 21,800 square feet). Subsidiaries of the Company own facilities primarily used for plastics manufacturing located in Georgia, Virginia and Genk, Belgium (totaling approximately 457,300 square feet), facilities and land in California, Oregon and Washington used for winery operations (totaling approximately 160,300 square feet and 1,138 acres, respectively) and facilities and land in Florida, South Carolina and Colorado used for property management and services (totaling approximately 60,800 square feet and 13 acres, respectively).

       Premier's Hard Rock Hotel & Casino facility is approximately 592,000 square feet and is located on an 8.5 acre site which includes land that is owned by Premier and adjacent water bottom which is leased from the State of Mississippi.

       The Company and its subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. A subsidiary of the Company also leases space in New York, New York for corporate and other activities (approximately 32,600 square feet). See Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings.
------   -----------------

       The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position or liquidity.

       In July 2008, IDT Telecom, Inc. and Union Telecard Alliance, LLC filed an action in New York State Supreme Court entitled, IDT Telecom, Inc. and Union
                                                 ---------------------------
Telecard Alliance, LLC v. Leucadia National Corporation, (No. 08602140, New York
----------------------    -----------------------------
County) against the Company alleging that the Company and its majority owned subsidiary, STi Prepaid, LLC, unlawfully violated the consumer protection laws of several states as a result of their alleged participation in allegedly fraudulent marketing activities of the companies (collectively, the "Telco Group") from which STi Prepaid acquired (on March 8, 2007) the assets of the business now conducted by STi Prepaid. Plaintiffs seek unspecified monetary and equitable relief. Leucadia filed a motion to dismiss the complaint for failure to state grounds upon which relief can be granted. Following oral argument on February 20, 2009, the court granted Leucadia's motion to dismiss without prejudice and assessed costs against Plaintiffs.

       Plaintiffs had previously filed a federal court action pending in the District of New Jersey entitled, IDT Telecom and Union Telecard Alliance, LLC v.
                                 --------------------------------------------
CVT Prepaid Solutions, Inc., et al., (No. 07-1076, D.N.J.) containing
----------------------------------
substantially the same allegations against STi Prepaid and the Telco Group, as well as alleging that STi Prepaid's current business practices violate the federal Lanham Act and consumer protection laws. Plaintiffs are seeking equitable relief and monetary damages in an unspecified amount from STi Prepaid for allegedly wrongful conduct from March 8, 2007 (the date STi Prepaid commenced business operations), as well as on a theory of successor liability for the conduct of the Telco Group prior to March 8, 2007. The trial is currently scheduled to commence on April 21, 2009. The Company believes that the material allegations of the complaint are without merit and intends to defend the action vigorously. The Company believes that it is reasonably possible that a loss that could be material could be incurred; however, any potential loss can not be reasonably estimated.

        Additionally, three purported class actions arising out of similar conduct are also currently pending against STi Prepaid: Soto v. STi Prepaid, LLC
                                                        ----    ---------------
et al., Case No. GIC 868083 (Superior Ct. San Diego County); Adighibe et al. v.
------                                                       ---------------
Telco Group, Inc. et al., No. 07-CV-1206 (ILG) (CLP); Ramirez et al. v. STi
------------------------                              -------------     ----
Prepaid, LLC et al., Civ. No. 08-1089 (SDW) (MCA) (D.N.J.) (where the Company is
------------------
also a defendant). The Company believes that the material allegations in these actions are without merit and intends to defend these actions vigorously. The Company believes that it is reasonably possible that a loss that could be material could be incurred; however, any potential loss can not be reasonably estimated.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

       Not applicable.

Item 10.  Executive Officers of the Registrant.
-------   ------------------------------------

       All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of February 20, 2009, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


Name                                 Age              Position with Leucadia         Office Held Since
----                                 ---              ----------------------         -----------------
Ian M. Cumming                       68              Chairman of the Board          June 1978
Joseph S. Steinberg                  65              President                      January 1979
Thomas E. Mara                       63              Executive Vice President       May 1980
Joseph A. Orlando                    53              Vice President and             January 1994;
                                                        Chief Financial Officer        April 1996
Barbara L. Lowenthal                 54              Vice President and             April 1996
                                                        Comptroller
Justin R. Wheeler                    36              Vice President                 October 2006
Joseph M. O'Connor                   33              Vice President                 May 2007
Rocco J. Nittoli                     50              Vice President and             September 2007;
                                                        Treasurer                      May 2007

       Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978 and as Chairman of the Board of FINOVA since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of HomeFed since May 1999. Mr. Cumming has been a director of ACF since March 2008 and a director of Jefferies since April 2008. Mr. Cumming is also an alternate director of Fortescue should Mr. Steinberg be unavailable to vote on Fortescue board matters.

       Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of HomeFed since August 1998 (Chairman since December 1999) and FINOVA since August 2001. Mr. Steinberg has been a director of Fortescue since August 2006 and a director of Jefferies since April 2008.

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

       Mr. Wheeler joined the Company in March 2000, and has served in a variety of capacities in the Company's subsidiaries and as Vice President of the Company since October 2006. In addition, he has served as a director of ACF since March 2008 and as a director of International Assets Holding Corporation since November 2004.

       Mr. O'Connor joined the Company in August 2001 and has served as Vice President of the Company since May 2007.

       Mr. Nittoli joined the Company in September 1997, and has served in a variety of capacities in the Company's subsidiaries and as Treasurer of the Company since May 2007, and as Vice President of the Company since September 2007.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------   -------------------------------------

       The common shares of the Company are traded on the NYSE under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per common share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P.


                                                                                      Common Share
                                                                                      ------------
                                                                            High                     Low
                                                                            ----                     ---


         2007
         ----
         First Quarter                                                      $30.27                $26.61
         Second Quarter                                                      36.87                 29.33
         Third Quarter                                                       49.14                 35.78
         Fourth Quarter                                                      51.62                 42.77

         2008
         ----
         First Quarter                                                      $47.92                $39.53
         Second Quarter                                                      56.90                 45.72
         Third Quarter                                                       48.85                 35.72
         Fourth Quarter                                                      45.00                 12.19

         2009
         ----
         First Quarter (through February 20, 2009)                          $22.99                $13.87


       As of February 20, 2009, there were approximately 2,453 record holders of the common shares.

       The Company did not pay any cash dividends in 2008 and paid cash dividends of $0.25 per common share in 2007 and 2006. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

       The Company did not purchase any of its common shares during the fourth quarter of 2008.

       The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In March 2007, the Company's Board of Directors increased to 12,000,000 the maximum number of shares that the Company is authorized to purchase. At December 31, 2008, the Company is authorized to purchase 11,992,829 common shares.

       In addition to conversion transactions previously reported on Form 8-K, on December 19, 2008, the Company issued 687,692 common shares, par value $1.00 per share upon conversion of $15,794,000 principal amount of the Company's 3 3/4% Convertible Senior Subordinated Notes due 2014 pursuant to privately negotiated transactions to induce conversion. The notes were convertible at a rate of 43.5414 common shares per $1,000 principal amount of the notes. The common shares were issued without registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended.


Stockholder Return Performance Chart
------------------------------------

       Set forth below is a chart comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's 1500 Industrial Conglomerates Index for the period commencing December 31, 2003 to December 31, 2008. Index data was furnished by Standard & Poor's Compustat Services, Inc. The chart assumes that $100 was invested on December 31, 2003 in each of our common stock, the S&P 500 Index, and the S&P 1500 Industrial Conglomerates Index and that all dividends were reinvested.


                                                                           INDEXED RETURNS
                                                                            Years Ending

                                                           Base
                                                          Period
              Company / Index                             Dec 03         Dec 04       Dec 05      Dec 06      Dec 07       Dec 08
              --------------------------------            -------       --------     --------     -------    -------       -------



              Leucadia National Corporation                 100          151.53       156.08      187.12      314.19       132.08
              S&P 500 Index                                 100          110.88       116.33      134.70      142.10        89.53
              S&P 1500 Industrial Conglomerates             100          119.15       114.74      124.71      130.04        63.36



Item 6.  Selected Financial Data.
------   -----------------------

       The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.


                                                                                     Year Ended December 31,
                                                             -----------------------------------------------------------------
                                                                2008           2007            2006          2005          2004
                                                                ----           ----            ----          ----          ----
                                                                           (In thousands, except per share amounts)


SELECTED INCOME STATEMENT DATA: (a)
Revenues and other income (b)                               $ 1,080,653   $ 1,154,895     $   862,672    $  689,883   $ 379,566
Expenses                                                      1,447,221     1,211,983         728,852       555,448     272,742
Income (loss) from continuing operations before income
  taxes and income (losses) related to associated
  companies                                                    (366,568)      (57,088)        133,820       134,435     106,824
Income (loss) from continuing operations before income
  (losses) related to associated companies                   (2,040,243)      502,683          92,049     1,265,473     127,368
Income (losses) related to associated companies, net of
  taxes                                                        (539,068)      (21,875)         37,720       (45,133)     76,479
Income (loss) from continuing operations (c)                 (2,579,311)      480,808         129,769     1,220,340     203,847
Income (loss) from discontinued operations, including
  gain (loss) on disposal, net of taxes                          43,886         3,486          59,630       415,701     (58,347)
    Net income (loss)                                        (2,535,425)      484,294         189,399     1,636,041     145,500


                                                                                     Year Ended December 31,
                                                             -----------------------------------------------------------------
                                                                2008            2007            2006          2005        2004
                                                                ----            ----            ----          ----        ----

Per share:
  Basic earnings (loss) per common share:
   Income (loss) from continuing operations                     $(11.19)        $2.20           $ .60         $5.66       $ .96
   Income (loss) from discontinued operations, including
    gain (loss) on disposal                                         .19           .02             .28          1.93        (.28)
                                                                -------         -----           -----         -----       -----
     Net income (loss)                                          $(11.00)        $2.22           $ .88         $7.59       $ .68
                                                                =======         =====           =====         =====       =====


  Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                     $(11.19)        $2.09           $ .60         $5.34       $ .93
   Income (loss) from discontinued operations, including
    gain (loss) on disposal                                         .19           .01             .25          1.80        (.26)
                                                                -------         -----           -----         -----       -----
     Net income (loss)                                          $(11.00)        $2.10           $ .85         $7.14       $ .67
                                                                =======         =====           =====         =====       =====

                                                                                          At December 31,
                                                             ---------------------------------------------------------------------
                                                                2008           2007          2006             2005          2004
                                                                ----           ----          ----             ----          ----
                                                                           (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA: (a)
  Cash and investments                                      $ 1,631,979     $ 4,216,690    $ 2,657,021    $ 2,687,846   $ 2,080,309
  Total assets                                                5,198,493       8,126,622      5,303,824      5,260,884     4,800,403
  Debt, including current maturities                          2,081,456       2,136,550      1,159,461      1,162,382     1,131,922
  Shareholders' equity                                        2,676,797       5,570,492      3,893,275      3,661,914     2,258,653
  Book value per common share                                    $11.22          $25.03         $18.00         $16.95        $10.50
  Cash dividends per common share                                $ --            $  .25         $  .25         $  .13        $  .13

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

(b) Includes net securities gains (losses) of $(144,542,000), $95,641,000, $117,159,000, $208,816,000 and $136,564,000 for the years ended December
     31, 2008, 2007, 2006, 2005 and 2004, respectively. Net securities gains (losses) are net of impairment charges of $143,400,000, $36,800,000, $12,900,000, $12,200,000 and $4,600,000 for the years ended December 31,
     2008, 2007, 2006, 2005 and 2004, respectively.

(c) During 2008, the Company recorded a charge to income tax expense of $1,672,100,000 to reserve for substantially all of its net deferred tax asset due to the uncertainty about the Company's ability to generate sufficient taxable income to realize the deferred tax asset. During 2007 and 2005, the Company concluded that it was more likely than not that it would be able to realize a portion of the net deferred tax asset; accordingly, $542,700,000 in 2007 and $1,135,100,000 in 2005 of the
     deferred tax valuation allowance was reversed as a credit to income tax expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------  ---------------

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

Liquidity and Capital Resources

General

       The Company's investment portfolio, shareholders' equity and results of operations can be significantly impacted by the changes in market values of certain securities, particularly during times of increased volatility in security prices. Changes in the market values of publicly traded available for sale securities are reflected in other comprehensive income (loss) and shareholders' equity. However, changes in the market prices of investments for which the Company has elected the fair value option, and declines in the fair values of public and non-public securities that the Company deems to be other than temporary are reflected in the consolidated statements of operations and shareholders' equity. The Company also has non-controlling investments in entities that are engaged in investing and/or securities transactions activities that are accounted for on the equity method of accounting (classified as investments in associated companies), for which the Company records its share of the entities' profits or losses in its consolidated statements of operations. These entities typically invest in public securities with changes in market values reflected in their earnings, which increases the Company's exposure to volatility in the public securities markets.

       During the second half of 2008, there was enormous volatility and loss of value in public securities markets worldwide, and the market prices of the Company's largest investments declined significantly. The Company's investment in the common shares of Fortescue, which is accounted for as an available for sale security, declined in value from $1,824,700,000 at December 31, 2007 to $377,000,000 at December 31, 2008, which is reflected as an after-tax loss in other comprehensive income (loss) and a decline in shareholders' equity of $921,000,000. The market values of the Company's investments in ACF and Jefferies, for which the fair value option was elected, also declined significantly with unrealized losses reflected in operations as a component of income (losses) related to associated companies. During the year ended December 31, 2008, the Company recognized unrealized losses related to its investment in ACF of $155,300,000 and unrealized losses related to its investment in Jefferies of $111,200,000. The Company also recorded impairment losses for declines in value of securities deemed to be other than temporary in its consolidated statement of operations of $143,400,000, reflected as a component of net securities gains (losses) and $63,300,000, reflected as a component of income (losses) related to associated companies.

       Public securities markets have remained volatile subsequent to December 31, 2008; as of February 20, 2009, the fair value of the Company's investment in ACF has declined to $126,900,000 and the fair value of the Company's investment in Jefferies has declined to $529,600,000. If the aggregate market value of the Company's investments in ACF and Jefferies remain unchanged at March 31, 2009, these declines in market value would result in the recognition of an aggregate unrealized loss during the first quarter of 2009 of $276,500,000. Further declines in market values are possible, which would result in the recognition of additional unrealized losses that would reduce shareholders' equity and, depending upon the method of accounting employed for the investment, could result in recognition of additional unrealized losses in the consolidated statements of operations.

Liquidity

       Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. The Parent continuously evaluates the retention and disposition of its existing operations and investments and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, liquid investments, bank borrowings, public and private capital market transactions, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its subsidiaries, as well as dispositions of existing businesses and investments.

       In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of December 31, 2008, the sum of these amounts aggregated $1,632,000,000. However, since $529,300,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $1,102,700,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the investment in Fortescue common shares). The Parent's available liquidity, and the investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

       The Parent's only long-term cash requirement is to make principal payments on its long-term debt ($1,794,300,000 principal outstanding as of December 31, 2008), of which $475,000,000 is due in 2013, $221,100,000 is due in
2014, $500,000,000 is due in 2015, $500,000,000 is due in 2017 and $98,200,000
is due in 2027. Historically, the Parent has used its available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this Report, the timing of any future investments and the cost can not be predicted. Should the Company require additional liquidity for an investment or any other purpose, the Parent also has an unsecured bank credit facility of $100,000,000 that expires in June 2011 and bears interest based on the Eurocurrency Rate or the prime rate. No amounts are currently outstanding under the bank credit facility.

       From time to time in the past, the Company has accessed public and private credit markets and raised capital in underwritten bond financings. The funds raised have been used by the Company for general corporate purposes, including for its existing businesses and new investment opportunities. However, given the current ongoing turmoil in the credit markets, if the Company were to try to raise funds through an underwritten bond offering it would be at a higher interest rate than in the past, or with terms that the Company may not find acceptable. The Company has no current intention to seek additional bond financing, and will rely on its existing liquidity to fund corporate overhead expenses and corporate interest payments and, to fund new investing opportunities, it may also dispose of existing businesses and investments. The Parent's senior debt obligations are rated two levels below investment grade by Moody's Investors Services and one level below investment grade by Standard & Poor's and Fitch Ratings. Ratings issued by bond rating agencies are subject to change at any time.

       As of December 31, 2008, the Company had acquired approximately 25% of the outstanding common shares of ACF for aggregate cash consideration of $405,300,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically for consumers who are typically unable to obtain financing from other sources. The Company has entered into a standstill agreement with ACF for the two year period ending March 3, 2010, pursuant to which the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, unless the buyer agreed to be bound by terms of the standstill agreement, to not increase its ownership interest to more than 30% of the outstanding ACF common shares, and received the right to nominate two directors to the board of directors of ACF. ACF also entered into a registration rights agreement covering all of the common shares owned by the Company. At December 31, 2008, the Company's investment in ACF is classified as an investment in an associated company and carried at fair value of $249,900,000; the investment in ACF is one of two eligible items for which the Company elected the fair value option described in SFAS 159.

       In March 2008, the Company increased its equity investment in the common shares of IFIS Limited ("IFIS"), a private company that primarily invests in operating businesses in Argentina, from approximately 3% to 26% for an additional cash investment of $83,900,000. IFIS owns a variety of investments, and its largest investment is approximately 32% of the outstanding common shares of Sociedad Anonima Comercial, Inmobiliaria, Financiera y Agropecuaria ("Cresud"), an Argentine agricultural company involved in a range of activities including crop production, cattle raising and milk production. Cresud's common shares trade on the Buenos Aires Stock Exchange (Symbol: CRES); in the U.S., Cresud trades as American Depository Shares or ADSs (each of which represents ten common shares) on the NASDAQ Global Select Market (Symbol: CRESY). When the Company acquired its additional interest in IFIS in 2008, it was classified as an investment in associated companies and accounted for under the equity method of accounting due to the size of the Company's voting interest. In January 2009, IFIS raised a significant amount of new equity in a rights offering in which the Company did not participate. As a result, the Company's ownership interest in IFIS was reduced to 8% and the Company will no longer apply the equity method of accounting for this investment.

       The Company also acquired a direct equity interest in Cresud for an aggregate cash investment of $54,300,000. At December 31, 2008, the Company owned 3,364,174 Cresud ADSs, representing approximately 6.7% of Cresud's outstanding common shares, and currently exercisable warrants to purchase 11,213,914 Cresud common shares (or 1,121,391 Cresud ADSs) at an exercise price of $1.68 per share. The Company's direct investment in Cresud is classified as a non-current available for sale investment and carried at fair value.

       As a result of significant declines in quoted market prices for Cresud and other investments of IFIS, combined with declines in worldwide food commodity prices, the global mortgage and real estate crisis and political and financial conditions in Argentina, the Company has determined that its investments in IFIS and Cresud ADSs and warrants were impaired. As of December 31, 2008, the fair value of the Company's investment in IFIS was determined to be $14,600,000, resulting in an impairment charge of $63,300,000 for the year ended December 31, 2008. This charge is in addition to the Company's share of IFIS's operating losses, which was $8,400,000 for the year ended December 31, 2008. As of December 31, 2008, the fair value of the Company's direct investment in Cresud ADSs and warrants was determined to be $31,100,000, resulting in an impairment charge of $23,200,000 for the year ended December 31, 2008.

       In April 2008, the Company sold to Jefferies 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate). Including shares acquired in open market purchases during 2008, as of December 31, 2008 the Company owns an aggregate of 48,585,385 Jefferies common shares (approximately 30% of the Jefferies outstanding common shares) for a total investment of $794,400,000. At December 31, 2008, the Company's investment in Jefferies is carried at fair value of $683,100,000; the investment in Jefferies is one of two eligible items for which the Company elected the fair value option described in SFAS 159. Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.

       In connection with its investment in Jefferies, the Company entered into a standstill agreement, pursuant to which for the two year period ending April 21, 2010, the Company agreed, subject to certain provisions, to limit its investment in Jefferies to not more than 30% of the outstanding Jefferies common shares and to not sell its investment, and received the right to nominate two directors to the board of directors of Jefferies. Jefferies also agreed to enter into a registration rights agreement covering all of the Jefferies shares of common stock owned by the Company.

       As discussed above, in April 2008, the Lake Charles Harbor & Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds that will support the development of a $1,600,000,000 petroleum coke gasification plant project by the Company's wholly-owned subsidiary, Lake Charles Cogeneration LLC ("LCC"). LCC does not currently have access to the bond proceeds, which are being held in an escrow account by the bond trustee, and it will not have access to the bond proceeds until certain conditions are satisfied. Upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be remarketed for a longer term and the proceeds will be released to LCC to use for the payment of development and construction costs for the project. If all conditions have been met and LCC begins to draw down on the bond proceeds, any amounts drawn will be recorded as long-term indebtedness of LCC and reflected on the Company's consolidated balance sheet. The Company is not obligated to make equity contributions to LCC until it completes its investigation and the project is approved by the Company's board of directors.

       In September 2008, the Company invested an additional $20,000,000 in Sangart upon its exercise of certain existing warrants, which increased its ownership interest to approximately 89%. In the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart upon the exercise of its remaining warrants, which increased its ownership interest to approximately 92%. The additional investment the Company made in 2009, along with Sangart's existing cash resources is expected to provide Sangart with sufficient capital to fund activities into 2010. Thereafter, significant additional funding will be needed for product development and clinical trial activities prior to regulatory approval and commercial launch; the source of such funding has not as yet been determined.

       During 2008, the Company issued 5,611,913 common shares upon the conversion of $128,887,000 principal amount of the Company's 3 3/4% Convertible Senior Subordinated Notes due 2014, pursuant to privately negotiated transactions to induce conversion. The number of common shares issued was in accordance with the terms of the notes; however, the Company paid the former noteholders $12,200,000 in addition to the shares. The additional cash payments were expensed.

       During the fourth quarter of 2008, the Company received distributions totaling $44,900,000 from its subsidiary, Empire Insurance Company ("Empire"), which has been undergoing a voluntary liquidation since 2001. The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time. Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department. Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

       In February 2009, the Board of Directors authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend upon prevailing market conditions, the Company's liquidity requirements and other factors. The amounts involved, individually or in the aggregate, may be material. Depending upon market conditions and other factors, such purchases may be commenced or suspended at any time without notice.

       In March 2007, the Board of Directors increased the number of the Company's common shares that the Company is authorized to purchase. As a result, the Company is authorized to purchase up to 12,000,000 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice. During the three year period ended December 31, 2008, the only common shares acquired by the Company were in connection with the exercise of stock options. As of February 20, 2009, the Company is authorized to repurchase 11,992,829 common shares.

       The Company and certain of its subsidiaries have substantial NOLs and other tax attributes. The amount and availability of the NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward. For more information about the NOLs and other tax attributes, see Note 17 of Notes to Consolidated Financial Statements.

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

       Net cash of $8,800,000 was provided by operating activities in 2008 as compared to $18,400,000 of net cash used for operating activities in 2007. The change reflects increased funds generated from the trading portfolio, increased distributions of earnings from associated companies and a use of funds for increased interest expense payments. Funds used for operating activities during 2008 include the results of companies acquired during 2007, STi Prepaid and ResortQuest, and the results of Premier following its reconsolidation in the third quarter of 2007. STi Prepaid's telecommunications operations generated funds from operating activities of $5,900,000 and $26,700,000 during the 2008 and 2007, respectively, the Company's property management and services segment used funds of $7,800,000 in 2008 and generated funds from operating activities of $4,000,000 in 2007, Premier generated funds of $13,300,000 in 2008 and used funds of $30,100,000 in 2007 and the Company's manufacturing segments generated funds of $36,900,000 and $30,400,000 in 2008 and 2007, respectively. The decrease in funds generated by STi Prepaid principally reflects reduced operating profits and additional investments in net working capital of acquired businesses. The reduction in Premier's use of funds principally reflects cash used in 2007 for bankruptcy and reconstruction related items. The decrease in operating cash flows at the property management and services segment principally results from the net change in restricted cash at ResortQuest. Funds used by Sangart, a development stage company, increased to $35,000,000 during 2008 from $24,800,000 during 2007. Funds provided by operating activities in 2008 also include $44,900,000 of funds distributed by Empire, a discontinued operation. In 2008, distributions from associated companies principally include earnings distributed by Shortplus ($50,000,000), JHYH ($4,300,000), Jefferies ($5,500,000), Goober Drilling ($16,100,000) and Garcadia ($10,300,000). In 2007,
distributions from associated companies principally include earnings distributed by JPOF II ($29,200,000), EagleRock ($15,000,000) and Garcadia ($6,700,000).

       Net cash of $18,400,000 was used for operating activities during 2007 as compared to $91,500,000 of net cash provided by operating activities during 2006. The change reflects decreased collections of receivables and distributions of earnings from associated companies, increased income tax payments and greater corporate overhead expenses. The change in operating cash flows also reflects increased funds generated from activity in the trading portfolio, decreased payment of incentive compensation and decreased defined benefit pension plan contributions. During 2006, cash provided by operating activities reflects the collection of the balance of certain receivables from AT&T Inc. ($198,500,000). The AT&T receivables resulted from a termination agreement entered into between WilTel and its largest customer during 2005. In 2006, distributions from associated companies principally include earnings distributed by JPOF II ($23,600,000) and EagleRock ($48,200,000). Contributions to the defined benefit pension plans were $50,100,000 in 2006; no material contributions were made in 2007.

        During 2007, STi Prepaid's telecommunications operations generated funds from operating activities of $26,700,000 and the Company's property management and services segment generated funds of $4,000,000. While it was a consolidated subsidiary, Premier used funds of $30,100,000 in 2007 and $25,900,000 in 2006. Funds provided by the Company's manufacturing segments decreased to $30,400,000 in 2007 as compared to $45,300,000 in 2006, reflecting reduced profitability. Funds used by Sangart increased to $24,800,000 during 2007 from $19,400,000 during 2006. Funds provided by operating activities for 2006 also include $9,100,000 of funds used by discontinued operations.

        Net cash flows used for investing activities were $403,000,000 in 2008, $957,400,000 in 2007 and $186,200,000 in 2006. During 2007, funds provided by the disposal of real estate, property and equipment and other assets include the sale of WilTel's former headquarters building for $53,500,000. During 2006, funds provided by the disposal of real estate, property and equipment and other assets include the sale of 8 acres of unimproved land in Washington, D.C. by 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, ($75,700,000) and the sale of two associated companies ($56,400,000). During 2008, acquisitions, net of cash acquired principally include an acquisition by the wineries ($19,200,000) and various small acquisitions by STi Prepaid. During 2007, acquisitions, net of cash acquired principally include assets acquired by STi Prepaid from Telco ($85,400,000) and ResortQuest ($9,700,000) and cash acquired upon the reconsolidation of Premier ($17,300,000). During 2006, acquisitions, net of cash acquired principally include the acquisition of Premier ($105,700,000). During 2006, proceeds from the disposal of discontinued operations net of expenses and cash sold were $120,200,000, principally reflecting the sale of Symphony Healthcare Services, LLC ("Symphony") and ATX Communications, Inc. ("ATX") and the resolution of WilTel's working capital adjustment relating to the December 2005 sale of WilTel. During 2006, collection of insurance proceeds relate to Premier's recoveries with respect to Hurricane Katrina. Investments in associated companies include Jefferies ($396,100,000), ACF ($335,200,000), IFIS ($83,900,000), CLC ($56,700,000) and Garcadia
($34,000,000) in 2008, JHYH ($250,000,000), Pershing Square ($200,000,000),
Goober Drilling ($108,000,000), Ambrose ($75,000,000), Highland Opportunity ($74,000,000), Shortplus ($25,000,000), CLC ($53,500,000) and Premier
($160,500,000) in 2007, and Goober Drilling ($188,000,000), Safe Harbor
($50,000,000), Wintergreen ($30,000,000) and CLC ($12,100,000) in 2006. Capital
distributions from associated companies principally include Safe Harbor ($19,300,000), Goober Drilling ($36,000,000), Highland Opportunity ($40,000,000), Ambrose ($72,900,000) and EagleRock ($12,500,000) in 2008 and
Goober Drilling ($33,200,000) and Safe Harbor ($25,000,000) in 2007.

        During 2008, funds used for acquisitions of and capital expenditures for real estate investments principally relate to the Myrtle Beach project ($67,000,000), land used by certain Garcadia dealerships ($20,400,000) and the real estate development projects in Maine ($7,500,000). During 2007, the change in restricted cash principally results from the $56,500,000 escrow deposit made in connection with the Panama City real estate project. Pursuant to the indenture governing the Premier Notes, Premier was required to put insurance proceeds it collected into restricted accounts, which is the principal reason for the net change in restricted cash during 2006. Premier's cash flow activity is reflected in the Company's 2006 consolidated statement of cash flows only during the period it was a consolidated subsidiary (April through September
2006).

        Net cash of $174,800,000 in 2008 and $1,145,500,000 in 2007 was provided by financing activities and net cash of $5,200,000 was used for financing activities in 2006. During 2007, issuance of debt, net of expenses, includes $500,000,000 principal amount of 7 1/8% Senior Notes and $500,000,000 principal amount of 8 1/8% Senior Notes. The increase in debt during 2008 principally relates to the Myrtle Beach project's debt obligation and to repurchase agreements, which are discussed below, and during 2006 principally relates to repurchase agreements. Reduction of debt in 2008 includes the termination of a capital lease obligation upon the Company's exercise of its right to purchase corporate aircraft secured by a capital lease ($8,200,000). The reduction of debt during 2007 principally relates to the repurchase agreements. The reduction of debt during 2006 includes the repayment of debt of Square 711 ($32,000,000), which was sold, and the maturity of the Company's 7 7/8% Senior Subordinated Notes ($21,700,000). Issuance of common shares during 2008 principally reflects cash consideration received on the sale of the Company's common shares to Jefferies. Issuance of common shares for 2007 principally reflects the issuance and sale of 5,500,000 of the Company's common shares. In addition, issuance of common shares reflects the exercise of employee stock options for all periods.

        Debt due within one year includes $151,100,000 and $125,000,000 as of December 31, 2008 and 2007, respectively, relating to repurchase agreements of one of the Company's subsidiaries. These fixed rate repurchase agreements have a weighted average interest rate of approximately 2.25%, mature in January 2009 and are secured by non-current investments with a carrying value of $164,700,000 at December 31, 2008. Debt due within one year also includes $90,200,000 related to the Myrtle Beach project, which matures in October 2009. The Company has an option to extend the maturity of the loan for two successive twelve month periods; however, the right to extend the loan is contingent upon the relationship between the appraised value of the property and the aggregate loan commitment as of the initial maturity date and the debt service coverage ratio. Although the Company believes it will be able to extend the maturity date of the loan, since the right to do so is not completely within the control of the Company the loan has been classified as a current liability.

        During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft, of which $37,100,000 is currently outstanding. The Parent company has guaranteed this financing.

        The Company's senior note indentures contain covenants that restrict its ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries unless, at the time of such incurrence or issuance, the Company meets a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Liens, limit the ability of Material Subsidiaries to incur Funded Debt in certain circumstances, and contain other terms and restrictions all as defined in the senior note indentures. The Company has the ability to incur substantial additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions. If the Company is unable to meet the specified ratio, the Company would not be able to issue additional Indebtedness or Preferred Stock, but the Company's inability to meet the applicable ratio would not result in a default under its senior note indentures. The Company's bank credit agreement also contains covenants and restrictions which are generally more restrictive than the senior note indentures; however, the Company has the ability to terminate the bank credit agreement if no amounts are outstanding. Certain of the debt instruments of subsidiaries of the Company require that collateral be provided to the lender; principally as a result of such requirements, the assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $374,600,000 at December 31, 2008. For more information, see Note 13 of Notes to Consolidated Financial Statements.

        As shown below, at December 31, 2008, the Company's contractual cash obligations totaled $3,281,602,000.



                                                                      Payments Due by Period (in thousands)
                                               -------------------------------------------------------------------------
                                                               Less than 1
Contractual Cash Obligations                       Total          Year          1-3 Years     4-5 Years    After 5 Years
----------------------------                       -----       -----------      ---------     ---------    -------------


Debt, including current maturities             $  2,088,520    $  248,713    $   45,472     $  475,025    $ 1,319,310
Estimated interest expense on debt                  930,881       135,370       257,292        241,323        296,896
Estimated payments related to derivative
  financial instruments                              12,868         7,756         5,112           --            --
Planned funding of pension and
  postretirement obligations                         65,877         4,629        58,872            748          1,628
Operating leases, net of  sublease
  income                                            149,363        15,333        25,792         21,508         86,730
Asset purchase obligations                            5,836         1,060         1,771          1,669          1,336
Other                                                28,257         2,091         2,916          3,000         20,250
                                               ------------    ----------    ----------     ----------   ------------
Total Contractual Cash Obligations             $  3,281,602    $  414,952    $  397,227     $  743,273    $ 1,726,150
                                               ============    ==========    ==========     ==========    ===========

        The estimated interest expense on debt includes interest related to variable rate debt which the Company determined using rates in effect at December 31, 2008. Estimated payments related to a currency swap agreement are based on the currency rate in effect at December 31, 2008. Amounts related to the Company's consolidated pension liability ($62,200,000) are included in the table in the less than 1 year period ($4,200,000) and the remainder in the 1-3 year period; however, the exact timing of those cash payments is uncertain. The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $11,100,000 at December 31, 2008; for more information, see Note 17 of Notes to Consolidated Financial Statements.

        At December 31, 2008, the Company had recorded a liability of $62,200,000 on its consolidated balance sheet for its unfunded defined benefit pension plan obligations. This amount represents the difference between the present value of amounts owed to current and former employees (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts. Since the benefits in these plans have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.

        Although the Company did not make any significant pension plan contributions during 2008, the Company does expect to make substantial contributions to the segregated trust accounts in the future to reduce its plan liabilities and reduce administrative and insurance costs associated with the plans. The tax deductibility of these contributions is not a primary consideration, principally due to the availability of the Company's NOLs to otherwise reduce taxable income. Other than the $4,200,000 expected 2009 contribution, the timing and amount of additional contributions are uncertain; however, the Company believes it will make substantial contributions over the next few years to reduce, but not to entirely eliminate, its defined benefit pension plan liability.

        The Company maintained defined benefit pension plans covering certain operating units prior to 1999, and WilTel also maintained defined pension benefit plans that were not transferred in connection with the sale of WilTel. As of December 31, 2008, certain amounts for these plans are reflected separately in the table below (dollars in thousands):


                                                                         The Company's          WilTel's
                                                                            Plans               Plans
                                                                         -------------        -----------

Projected benefit obligation                                               $50,628            $172,613
Funded status - balance sheet liability at December 31, 2008                 2,623              59,626
Deferred losses included in other comprehensive income (loss)               11,318              49,921
Discount rate used to determine the projected benefit obligation             5.25%               6.20%

         Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management. These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets. For the Company's plans, a discount rate was selected to result in an estimated projected benefit obligation on a plan termination basis, using current rates for annuity settlements and lump sum payments weighted for the assumed elections of participants. For the WilTel plans, the timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate that is representative of the high quality corporate bond market.

        These discount rates will be used to determine pension expense in 2009. Holding all other assumptions constant, a 0.25% change in these discount rates would affect aggregate pension expense by $500,000 and the aggregate benefit obligation by $7,800,000.

         The deferred losses in other comprehensive income (loss) primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates. Deferred losses are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year; such amount aggregated $38,900,000 at December 31, 2008 for all plans. A portion of these excess deferred losses will be amortized to expense during 2009 based on an amortization period of twelve years.

        The assumed long-term rates of return on plan assets are based on the investment objectives of the specific plan, which are more fully discussed in
Note 18 of Notes to Consolidated Financial Statements. Prior to 2008, differences between the actual and expected rates of return on plan assets have not been material. During 2008, the fair value of the WilTel plan assets declined significantly due to the decline in securities markets worldwide. This decline is the reason for the significant increase in the balance sheet liability for the WilTel plans during 2008.

Off-Balance Sheet Arrangements

        At December 31, 2008, the Company's off-balance sheet arrangements consist of guarantees and letters of credit aggregating $101,800,000. Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2008, the amount of outstanding bonds was $5,000,000, which expires at various times through 2010. Subsidiaries of the Company have outstanding letters of credit aggregating $14,200,000 at December 31, 2008, principally to secure various obligations. Substantially all of these letters of credit expire before 2012.

        As discussed above, the Company has also guaranteed 30% of the amounts outstanding under CLC's senior secured credit facility and senior secured bridge credit facility. At December 31, 2008, $215,000,000 was outstanding under the senior secured credit facility and (euro)47,000,000 was outstanding under the senior secured bridge credit facility; as a result, the Company's outstanding guaranty at that date was $64,500,000 and (euro)14,100,000 ($18,100,000 at exchange rates in effect on February 20, 2009), respectively.

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

       Income Taxes - At December 31, 2008, the Company's net deferred tax asset before valuation allowances was $2,347,500,000, of which $2,090,000,000 represents the potential future tax savings from federal and state NOLs. In accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company records a valuation allowance to reduce its deferred tax asset to the net amount that is more likely than not to be realized. The amount of any valuation allowance recorded does not in any way adversely affect the Company's ability to use its NOLs to offset taxable income in the future. If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period. If in the future the Company were to determine that it would not be able to realize all or part of its net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period. SFAS 109 requires the Company to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required. Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

        In prior periods, the Company's long track record of generating taxable income, its cumulative taxable income for more recent past periods and its projections of future taxable income were the most heavily weighted factors considered when determining how much of the net deferred tax asset was more likely than not to be realizable. During 2005 the Company concluded that it was more likely than not that it would have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. An additional $542,700,000 of the valuation allowance was reversed as a credit to income tax expense in 2007. The Company's estimate of future taxable income considered all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each material operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available NOLs.

        During the second half of 2008 the Company recorded significant unrealized losses on many of its largest investments (Fortescue, Inmet, Jefferies, ACF and Cresud), recognized other than temporary impairments for a number of other investments and reported reduced profitability from substantially all of its operating businesses, all of which contributed to the recognition of a pre-tax loss of $859,500,000 in the consolidated statement of operations and a pre-tax loss in other comprehensive income (loss) of $1,579,200,000 for the year ended December 31, 2008. The worldwide economic downturn has adversely affected many of the Company's operating businesses and investments, and the nature of the current economic difficulties make it impossible to reliably project how long the downturn will last. Additionally, the 2008 losses result in a cumulative loss in the Company's total comprehensive income (loss) during the past three years. In assessing the realizability of the net deferred tax asset at December 31, 2008, the Company concluded that its operating losses for the more recent periods and current economic conditions worldwide should be given more weight than its projections of future taxable income during the period that it has NOLs available (until 2028), and be given more weight than the Company's long track record of generating taxable income. As a result, the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense.

        Pursuant to SFAS 109, the Company will continue to evaluate the realizability of its net deferred tax asset in future periods. However, before the Company would reverse any portion of its valuation allowance, it will need historical positive cumulative taxable income over a period of years to overcome the recent negative evidence. At that time, any decrease to the valuation allowance would be based significantly upon the Company's projections of future taxable income, which are inherently uncertain.

        The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

       Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company recorded impairment losses on various long-lived assets aggregating $3,200,000 during 2008; there were no impairment losses recorded during 2007 or 2006.

       As discussed in this Report, current economic conditions have adversely affected most of the Company's operations and investments. A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by the Company's operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in property and equipment (for example, manufacturing, gaming entertainment and certain associated company investments), impairment charges would have to be recorded.

       Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains (losses) in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

        The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $143,400,000, $36,800,000 and $12,900,000 for the years ended December 31, 2008,
2007 and 2006, respectively.

       Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts earlier issued financial statements may have to be restated. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value. At December 31, 2008, the book value of goodwill was $9,300,000.

        Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company's consolidated statement of operations. Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company's original judgments and estimates to be incorrect. In addition, long-lived assets recorded in a business combination like property and equipment, amortizable intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.

        Purchase price allocations for all of the Company's acquisitions have been finalized. Adjustments to the initial purchase price allocations were not material.

        Use of Fair Value Estimates - Effective January 1, 2008 (except as described below), the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a hierarchy that prioritizes inputs to valuation techniques and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don't qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level 3). The Company elected to defer the effectiveness of SFAS 157 for one year only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have any impact on the Company's consolidated financial statements other than expanded disclosures; however, fair value measurements for new assets or liabilities and fair value measurements for existing nonfinancial assets and nonfinancial liabilities may be materially different under SFAS 157.

       Over 80% of the Company's investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company's consolidated balance sheet. The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $293,200,000. Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security. The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers. These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

       The Company has a segregated portfolio of corporate bonds, which are carried on the balance sheet at their estimated fair value of $31,400,000. Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive. The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities. These estimates of fair values are also considered to be Level 2 inputs.

       Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control. The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period. As of December 31, 2008, the Company's accrual for contingent losses was not material.

Results of Operations

General

       Substantially all of the Company's operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. Poor general economic conditions have reduced the demand for products or services sold by the Company's operating subsidiaries and/or resulted in reduced pricing for products or services. Troubled industry sectors, like the residential real estate market, have had an adverse direct impact not only on the Company's real estate and property management and services segments, but have also had an adverse indirect impact on some of the Company's other operating segments, including manufacturing and gaming entertainment. The discussions below concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

       The Company does not have any operating businesses that are participants in the sub-prime real estate lending sector, though a tightening in consumer lending standards has had and will continue to have a direct or indirect negative impact on certain of the Company's operations. The Company's investment portfolio includes mortgage-backed securities of $293,200,000 at December 31, 2008; however, all of these securities are issued by U.S. Government agencies or U.S. Government-Sponsored Enterprises. The Company has also invested in certain investment partnerships (one of which is consolidated) that invest in securities whose values are directly affected by the sub-prime lending crisis. The Company's exposure to changes in their values is limited to the net book value of its investment in such partnerships. At December 31, 2008, the aggregate book value of the Company's investments in such partnerships was approximately $83,100,000.

Manufacturing - Idaho Timber

       Revenues and other income for Idaho Timber for the years ended December 31, 2008, 2007 and 2006 were $235,300,000, $292,200,000 and $345,700,000, respectively; gross profits were $11,600,000, $25,100,000 and $30,000,000, respectively; salaries and incentive compensation expenses were $6,400,000, $7,800,000 and $9,400,000, respectively; depreciation and amortization expenses were $4,400,000, $4,600,000 and $4,900,000, respectively; and pre-tax income was $800,000, $9,100,000 and $12,000,000, respectively. Idaho Timber's 2008 revenues and other income include $4,200,000 from the settlement of an insurance claim.

        Idaho Timber's revenues for 2008 continued to reflect the weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace. Shipment volume in 2008 declined by 20% as compared to 2007; average selling prices did not significantly change in 2008 as compared to 2007. Idaho Timber expects that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber's revenues during 2009. Until housing starts begin to increase, annual dimension lumber shipping volume may remain flat or could decline further. Curtailment of production at primary sawmills due to their operating losses could reduce excess supply to some degree; however, spread (as discussed below) may not improve since price pressure for low-grade lumber may increase if supplies are reduced. Idaho Timber's revenues for 2008 also reflect the loss of a large home center board customer, which discontinued purchasing pine boards through its vendor managed inventory program effective July 1, 2008. Revenues from this customer pursuant to this program were $8,000,000 for the six months ended June 30, 2008.

       The weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace also impacted Idaho Timber's revenues for 2007. Although shipment volume increased throughout much of 2007 as compared to the last quarter of 2006, the full year shipment volume in 2007 declined by 3.5% as compared to 2006. In addition, average selling prices for 2007 declined almost 12% as compared to 2006.

       While raw material costs, the largest component of cost of sales (approximately 80% of cost of sales), declined for 2008 as compared to 2007, principally due to the same market conditions that negatively impacted revenues, raw material cost per thousand board feet did not significantly change for 2008 as compared to 2007. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same. The spread for 2008 declined by 14% as compared to 2007, and was significantly lower in the fourth quarter of 2008 as compared to the prior quarters in 2008, 2007 and 2006. Although Idaho Timber reduced its manufacturing costs in the fourth quarter, the smaller spread combined with low shipment volume resulted in negative gross profit for the quarter. To the extent that shipment volume remains depressed and cost of raw material remains high relative to selling price, Idaho Timber could experience negative gross profit in future quarters.

       Raw material costs declined during 2007 as compared to 2006 principally due to the same market conditions that negatively impacted revenues. However, raw material costs gradually increased throughout 2007, reflecting less availability of low-grade lumber due to increased shipments to Asia and Europe and lower Canadian lumber imports. Spreads declined throughout 2007, and were lower by approximately 8% for the full year as compared to 2006.

Manufacturing - Conwed Plastics

        Pre-tax income for Conwed Plastics was $14,000,000, $17,400,000 and $17,900,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Its manufacturing revenues and other income were $106,000,000, $105,400,000 and $106,400,000, and gross profits were $30,000,000, $31,300,000 and $34,400,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

       While Conwed Plastics' revenues from the packaging and filtration markets increased during 2008 largely due to acquisitions made in 2007, and in the European markets due to an acquisition in 2007, new customers and the impact of foreign exchange, its business continued to be adversely impacted in those markets related to the housing industry. Markets that are impacted by the slowdown in the housing industry, which began in the second half of 2006, include the carpet cushion, building and construction, erosion control and turf reinforcement markets. In addition, revenues from the erosion control market declined in 2008 as some business was lost to competitors. Conwed Plastics expects revenues to continue to be adversely impacted in those markets related to housing, and also expects that the poor domestic and international economic conditions will continue to adversely impact its other markets in the future.

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

        Raw material costs increased by approximately 23% in 2008 as compared to 2007 and by approximately 13% in 2007 as compared to 2006. The primary raw material in Conwed Plastics' products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil. The increasing volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs. In addition to managing resin purchases, Conwed Plastics has improved its ability to reduce and/or reuse scrap and continues to seek further improvements in order to increase raw material utilization.

       Gross margins declined in 2008 as compared to 2007 principally due to product mix and raw material cost increases. Gross margins declined in 2007 as compared to 2006 primarily due to product mix, increased raw material costs and greater depreciation and amortization expense related to acquisitions and equipment upgrades. Gross margin and pre-tax results for 2007 as compared to 2006 reflect $800,000 of greater amortization expense on intangible assets resulting from acquisitions and depreciation expense.

       Pre-tax results for 2008 reflect $1,300,000 of higher salaries and incentive compensation expense as compared to 2007 principally due to an increase in estimated incentive bonus expense and greater headcount related to acquisitions. Pre-tax results for 2007 reflects $2,200,000 of lower salaries and incentive compensation expense as compared to 2006 principally due to lower pre-tax profits and the conversion of certain European management employees from salaried employees to contract based professionals.

Telecommunications

       STi Prepaid's telecommunications revenues and other income for the year ended December 31, 2008 and for the period from the asset acquisition (March
2007) through December 31, 2007 were $452,400,000 and $363,200,000, respectively; telecommunications cost of sales were $392,500,000 and $309,000,000, respectively; salaries and incentive compensation expenses were $10,600,000 and $8,100,000, respectively; depreciation and amortization expenses were $1,400,000 and $500,000, respectively; selling, general and other expenses were $35,900,000 and $27,000,000, respectively; and pre-tax income was $11,900,000 and $18,400,000, respectively.

       Prepaid calling card revenue, which increased from $316,700,000 for the 2007 period to $342,600,000 for the year ended December 31, 2008, includes $18,800,000 of revenues from acquisitions made by STi Prepaid during the year. While prepaid calling card revenues have either declined or largely been flat throughout most of 2008 (exclusive of the revenues from acquisitions), and have declined compared to those for the fourth quarter of 2007, gross margins have improved principally due to fewer launches of new prepaid calling cards with low introductory rates and a reduction in certain unprofitable prepaid calling card business. During the fourth quarter of 2008, prepaid calling card revenues (excluding revenues from acquisitions), declined compared to the third quarter of 2008. STi Prepaid believes that the adverse economic conditions may have contributed to this decline and may continue to adversely affect its business. Carrier wholesale service business, which has lower gross margins than the prepaid calling card business, increased from $29,700,000 for the 2007 period to $79,800,000 for the year ended December 31, 2008. Pre-tax results for 2008 also reflect $2,900,000 of higher selling, general and other expenses and $1,100,000 of higher salaries and incentive compensation expense from the acquisitions.

Property Management and Services

       Property management and services revenues and other income for the year ended December 31, 2008 and from the date of acquisition of ResortQuest (June
2007) through December 31, 2007 were $142,000,000 and $81,500,000, respectively;
direct operating expenses were $113,800,000 and $66,000,000, respectively; salaries and incentive compensation expenses were $5,600,000 and $4,000,000, respectively; depreciation and amortization expenses were $4,600,000 and $3,100,000, respectively; selling, general and other expenses were $19,900,000 and $14,900,000, respectively; and pre-tax losses were $1,900,000 and $6,500,000, respectively.

       While ResortQuest's occupancy percentage for the year ended December 31, 2008 did not significantly change as compared to that for 2007 (inclusive of the pre-acquisition period), its occupancy percentage for the fourth quarter of 2008 declined as compared to the fourth quarter of 2007. In addition, its average daily rates ("ADR") for 2008, particularly those for the fourth quarter, declined compared to those for the same periods in 2007. The declines in occupancy and ADRs primarily reflect fewer reservations for its ski locations, which typically have higher ADRs than beach locations, an increase in available properties in certain beach locations, as well as rate discounts given on properties due to competition and excess availability. Reservations did increase at beach and golf locations but not enough to offset the overall decline in occupancy percentage. Subsequent to year-end, ResortQuest has seen a further decline in advance reservations for its ski locations and many of its beach locations. ResortQuest believes that the decline in advance reservations is largely due to the adverse economic conditions, and with respect to its fly to markets, fewer flights at increased fares. Both ResortQuest and its competitors have begun offering large discounts to entice customers.

       ResortQuest recorded net real estate brokerage revenues of $8,700,000 for 2008, principally upon the completion of certain large development projects. Its real estate brokerage services, which are concentrated in Northwest Florida, tend to be cyclical, and experience the same volatility that residential real estate and new construction markets experience. Since acquisition, its real estate brokerage business has been and will continue to be negatively impacted by the depressed real estate market.

Gaming Entertainment

       As more fully discussed above, Premier was accounted for as a consolidated subsidiary when acquired during 2006; however, while in bankruptcy proceedings from September 19, 2006 to emergence on August 10, 2007, Premier was accounted for under the equity method of accounting. Upon emergence from bankruptcy, Premier was once again consolidated by the Company. Premier's casino and hotel operations opened to the public on June 30, 2007; prior to opening, Premier's activities principally consisted of rebuilding and repairing the hotel and casino facilities that were severely damaged by Hurricane Katrina, and its bankruptcy proceedings.

       For the year ended December 31, 2008 and for the period from emergence from bankruptcy (date of reconsolidation) through December 31, 2007, Premier's revenues and other income were $119,100,000 and $38,500,000, respectively; direct operating expenses were $94,000,000 and $37,800,000, respectively; interest expense was $900,000 and $500,000, respectively; salaries and incentive compensation expenses were $2,500,000 and $1,400,000, respectively; depreciation and amortization expenses were $17,000,000 and $6,300,000, respectively; selling, general and other expenses were $3,800,000 and $1,800,000, respectively; and pre-tax income (losses) were $1,000,000 and $(9,300,000), respectively. For the period from date of acquisition (April 2006) through its filing for bankruptcy in September 2006, Premier's pre-tax losses were not material. The Company's share of Premier's net loss under the equity method of accounting from January 1, 2007 to the date of emergence from bankruptcy was $22,300,000 and not material during 2006.

       Revenues and other income for 2008 include a $7,300,000 gain from the settlement and collection of Premier's remaining insurance claim relating to Hurricane Katrina and $5,600,000 resulting from capital contributions from the minority interest. In prior periods, the Company recorded 100% of the losses after cumulative loss allocations to the minority interest had reduced the minority interest liability to zero. Since the minority interest liability remains at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the minority interest losses that were not previously allocated to the minority interest. Pre-tax results for 2008 include $1,100,000 of charges relating to Hurricane Gustav, primarily to write off damaged assets, for which there will not be any insurance recovery, and a charge of $800,000 to write down certain gaming assets that will not be used.

       Gaming revenues increased in each quarter of 2008 as compared to the fourth quarter of 2007. However, gaming revenues for the fourth quarter of 2008 declined compared to the prior quarters of 2008 reflecting seasonality in the Gulf Coast gaming market and unfavorable economic conditions. During the fourth quarter of 2008, Premier reduced its workforce and implemented other cost reductions. Premier believes that current adverse economic conditions are likely to have a negative impact on the local gaming market in 2009, which could cause competition among gaming operations in Biloxi to escalate. Since Premier's competitors in the Gulf Coast gaming market have been in operation longer, they have more established gaming operations and customer databases, and many are larger and have greater financial resources.

Domestic Real Estate

        Pre-tax income (loss) for the domestic real estate segment was $(14,400,000), $(8,200,000) and $44,000,000 for the years ended December 31,
2008, 2007 and 2006, respectively. Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, pre-tax results for this segment for any particular year are not predictable and do not follow any consistent pattern.

        The Company did not have any major real estate sales during 2008 or 2007, resulting in significantly lower pre-tax results than in 2006. Real estate revenues and other income for 2008 include income of $3,700,000 from the favorable settlement of a lawsuit. During 2008 and 2007, real estate revenues and other income include $4,600,000 and $3,900,000, respectively, of charges related to the accounting for the mark-to-market value of an interest rate derivative relating to the Myrtle Beach project's debt obligation. Pre-tax results for 2007 include $1,600,000 of incentive compensation accruals related to the Myrtle Beach project. During 2006, pre-tax income includes the sale by Square 711, which resulted in a pre-tax gain of $48,900,000, and the sale of other land parcels in Utah for a pre-tax gain of $11,200,000. In addition, in 2006, the Company recognized pre-tax profit related to its 95-lot development project in South Walton County, Florida of $3,600,000. Such amount principally resulted from the completion of certain required improvements to land previously sold. Pre-tax results for 2006 reflect $8,100,000 of incentive compensation accruals related to the Myrtle Beach project.

        Residential property sales volume, prices and new building starts have declined significantly in many U. S. markets, including markets in which the Company has real estate operations in various stages of development. The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets during the past two years, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers. The Company has deferred its development plans for certain of its real estate development projects, and is not actively soliciting bids for its fully developed projects. The Company intends to wait for market conditions to improve before marketing certain of its projects for sale.

Medical Product Development

       Pre-tax losses (net of minority interest) for Sangart for the years ended December 31, 2008, 2007 and 2006 were $32,300,000, $31,500,000 and $21,100,000, respectively. Sangart's losses for these periods reflect research and development costs (which are included in selling, general and other expenses in the consolidated statements of operations) of $13,900,000, $22,100,000 and $16,500,000, respectively, and salaries and incentive compensation expenses of $13,100,000, $8,800,000 and $6,400,000, respectively.

       As more fully discussed above, Sangart is a development stage company that does not have any revenues from product sales. Earlier this year Sangart, completed patient enrollment in two Phase III clinical trials in Europe of Hemospan(R), its current medical product candidate that were designed to demonstrate Hemospan's safety and effectiveness in preventing and treating low blood pressure during orthopedic hip replacement surgeries and in reducing the incidence of operative and postoperative complications. Because these Phase III trials were conducted in a patient population having a relatively low incidence of medical complications, they were unable to demonstrate a clinical benefit of better outcomes than the control group. Sangart has decided not to pursue marketing approval to use Hemospan for these purposes at this time, but plans to conduct additional clinical trials of Hemospan in a different therapeutic area that may better demonstrate its clinical benefit and strengthen the likelihood of regulatory approval. Such studies will take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from Hemospan sales. In the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart upon the exercise of its remaining warrants. The Company is unable to predict with certainty when, if ever, it will report operating profits for this segment.

       When the Company increases its investment in Sangart, the additional investment is accounted for under the purchase method of accounting. Under the purchase method, the price paid is allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired was initially allocated to research and development. However, since under current GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. The Company expensed acquired research and development of $2,100,000, $4,100,000 and $7,500,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in the caption selling, general and other expenses in the consolidated statements of operations. Purchase accounting rules have been amended subsequent to December 31, 2008; as a result any amounts allocated to research and development will no longer be immediately expensed in future periods.

       The increase in salaries and incentive compensation in 2008 as compared to 2007 was principally due to increased headcount in connection with the Phase III trials and development efforts, greater share-based compensation expense, and compensation costs for a newly hired officer. The increase in salaries and incentive compensation in 2007 as compared to 2006 was due to increased headcount in connection with the commencement of the Phase III trials, including the need to increase Hemospan production for the clinical trials. Pre-tax results for 2008 also reflect $1,600,000 of severance expense relating to a former officer and headcount reductions.

Corporate and Other Operations

        Investment and other income decreased in 2008 as compared to 2007. Investment income declined $41,500,000 in 2008 principally due to lower interest rates on a reduced amount of fixed income securities. Other income, which increased $33,300,000 in 2008, includes $40,500,000 of income related to Fortescue's Pilbara iron ore and infrastructure project in Western Australia. The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue's project, which commenced production in May 2008. Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue's debt agreements; payments are currently being deferred pursuant to those agreements. Depreciation and amortization expenses for 2008 include prepaid mining interest amortization of $2,800,000, which is being amortized over time in proportion to the amount of ore produced. Other income for 2008 also reflects an increase of $7,500,000 in income from purchased delinquent credit card receivables. Investment and other income for 2007 includes the receipt of escrowed proceeds from the sale of an associated company in 2006 of $11,400,000 that had not been previously recognized, and $8,500,000 related to the termination of a joint development agreement with another party. This amount substantially reimbursed the Company for its prior expenditures, which were fully expensed as incurred. Investment and other income includes income (charges) of $(1,800,000), $(1,900,000) and $1,200,000 for the years ended December 31, 2008, 2007 and 2006, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

        Investment and other income decreased in 2007 as compared to 2006. Investment and other income during 2006 includes $34,700,000 related to the sales of two associated companies; investment and other income during 2007 includes the receipt of escrowed proceeds from one of those sales of $11,400,000 that had not been previously recognized. In addition, investment and other income for 2006 includes $7,400,000 from the recovery of bankruptcy claims. Interest income also declined by $22,400,000 in 2007 as compared to 2006, principally due to the sale of interest bearing securities to generate cash to purchase Fortescue's securities and interests in associated companies. For 2007, investment and other income includes $8,500,000 related to the termination of a joint development agreement with another party, and $4,200,000 of foreign exchange gains.

        Net securities gains (losses) for Corporate and Other Operations aggregated $(144,500,000), $95,600,000, and $117,200,000 for the years ended
December 31, 2008, 2007 and 2006, respectively. Net securities gains (losses) are net of impairment charges of $143,400,000, $36,800,000 and $12,900,000 during 2008, 2007 and 2006, respectively. The impaired securities include the Company's investment in various debt and equity securities and reflect the significant decline in value of worldwide securities markets during 2008. The impairment charges result from declines in fair values of securities believed to be other than temporary, principally for securities classified as available for sale securities. Included in net securities gains for 2007 is a gain of $37,800,000 from the sale of Eastman. Included in net securities gains for 2006 is a gain of $37,400,000 from the sale of Level 3 common stock.

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

        The increase in interest expense during 2008 as compared to 2007 primarily reflects interest expense relating to the 8 1/8% Senior Notes issued in September 2007 and the 7 1/8% Senior Notes issued in March 2007. Interest expense for 2008 also reflects decreased interest expense related to the fixed rate repurchase agreements and the 3 3/4% Convertible Senior Subordinated Notes, $128,900,000 of which were converted during 2008. The increase in interest expense during 2007 as compared to 2006 primarily reflects interest expense relating to the 7 1/8% Senior Notes, the 8 1/8% Senior Notes and the fixed rate repurchase agreements. Interest expense during 2006 also includes interest on $21,700,000 principal amount of 7 7/8% Subordinated Notes, which matured in the third quarter of 2006, and interest expense relating to Premier prior to its deconsolidation of $8,000,000.

        Principally due to reductions in incentive bonus expense and less share-based compensation expense, salaries and incentive compensation expense decreased by $9,100,000 in 2008 as compared to 2007 and by $4,900,000 in 2007 as compared to 2006. As a result of the adoption of SFAS 123R in 2006, the Company recorded share-based compensation expense relating to grants made under the Company's senior executive warrant plan and the fixed stock option plan of $10,100,000 in 2008, $11,200,000 in 2007 and $15,200,000 in 2006. Share-based compensation expense in 2007 reflected increased expenses relating to the stock option plan due to the accelerated vesting of stock options of an officer of the Company who resigned. Share-based compensation expense in 2006 reflected grants made under the warrant plan in 2006 for which a portion vested upon issuance.

        The increase in selling, general and other expenses of $28,300,000 in 2008 as compared to 2007 primarily reflects greater expenses (largely professional fees and other costs) related to the investigation and evaluation of energy projects, $16,200,000 of expenses incurred relating to the induced conversion of $128,887,000 principal amount of the Company's 3 3/4% Convertible Senior Subordinated Notes during the fourth quarter of 2008 and $6,100,000 of severance expense. Selling, general and other expenses for 2008 also include charges of $5,300,000 from asset disposals and writedowns. Selling, general and other expenses related to energy projects were $31,000,000, $18,400,000 and $8,300,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Selling, general and other expenses for 2007 include a charge of $7,500,000 for the settlement of litigation related to MK Resources Company, greater legal fees, including those incurred in connection with that litigation, and higher professional fees.

        The increase in selling, general and other expenses of $32,900,000 in 2007 as compared to 2006 primarily reflects higher professional fees and other costs, which largely relate to analyses of potential and existing investments and projects, including energy projects, and increased legal fees, including those incurred in connection with litigation related to MK Resources. This litigation was settled during 2007, and selling, general and other expenses include a charge of $7,500,000 for that settlement.

        As more fully discussed above, during 2008 the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense. During 2007 the Company's revised projections of future taxable income enabled it to conclude that it was more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $542,700,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The income tax provision reflects the reversal of tax reserves aggregating $4,100,000, $2,300,000 and $8,000,000 for the years ended December 31, 2008, 2007 and 2006, respectively, as a result of the expiration of the applicable statute of limitations and the favorable resolution of various state and federal income tax contingencies.

Associated Companies

        Income (losses) related to associated companies includes the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):



                                                    2008                     2007                   2006
                                                -----------                --------               ---------

ACF                                             $ (155,300)               $   --                  $  --
Jefferies                                         (105,700)                   --                     --
IFIS                                               (71,700)                   --                     --
Pershing Square                                    (77,700)                (85,500)                  --
Shortplus                                           10,500                  54,500                   --
Highland Opportunity                               (17,200)                (17,600)                  --
Wintergreen                                        (32,600)                 14,000                  11,000
EagleRock                                          (19,000)                (11,800)                 16,400
Goober Drilling                                     24,900                  13,600                   2,000
HomeFed                                             (3,100)                  1,500                   2,900
JPOF II                                               --                     3,000                  26,200
JHYH                                               (69,100)                  4,300                    --
Ambrose                                             (1,000)                 (1,100)                   --
Premier                                               --                   (22,300)                   (300)
Safe Harbor                                           --                     1,800                  (7,600)
CLC                                                 (5,900)                  4,000                   3,800
Other                                              (13,900)                 10,400                   5,700
                                                ----------                --------                --------
  Income (losses) related to associated
   companies before income taxes                  (536,800)                (31,200)                 60,100
Income tax (expense) benefit                        (2,300)                  9,300                 (22,400)
                                                ----------                --------                --------
  Income (losses) related to associated
   companies, net of taxes                      $ (539,100)               $(21,900)               $ 37,700
                                                ==========                ========                ========


       As discussed above, the Company elected the fair value option to account for its investments in Jefferies and ACF, resulting in the recognition of unrealized losses in the consolidated statements of operations for these investments.

       The Company's share of IFIS's losses include an impairment charge of $63,300,000. In January 2009, IFIS raised a significant amount of new equity in a rights offering in which the Company did not participate. As a result, the Company's ownership interest in IFIS was reduced to 8% and the Company will no longer apply the equity method of accounting for this investment.

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

       Shortplus, Highland Opportunity, Wintergreen, EagleRock, Ambrose and Safe Harbor are investment partnerships or limited liability corporations whose investment decisions are at the sole discretions of their respective general partners or managing members. These entities invest in a variety of debt and equity securities. The Company has fully redeemed its interests in Highland Opportunity, Ambrose and Safe Harbor and has sent redemption notices to the managers of EagleRock and Wintergreen.

       The Company owns approximately 31.4% of HomeFed, a California real estate development company, which it acquired in 2002. The Company's share of HomeFed's reported earnings fluctuates with the level of real estate sales activity at HomeFed's development projects.

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

Discontinued Operations

       Symphony

        In July 2006, the Company sold Symphony for $107,000,000 and classified its historical operating results as a discontinued operation. After satisfaction of Symphony's outstanding credit agreement by the buyer ($31,700,000 at date of sale) and certain sale related obligations, the Company realized net cash proceeds of $62,300,000. Pre-tax income of Symphony was $200,000 for 2006. Gain on disposal of discontinued operations for 2006 includes a pre-tax gain on the sale of Symphony of $53,300,000 ($33,500,000 after tax).

       ATX

       In September 2006, the Company sold ATX for $85,700,000 and classified its historical operating results as a discontinued operation. Pre-tax losses of ATX were $1,200,000 for 2006. Gain on disposal of discontinued operations for 2006 includes a pre-tax gain on the sale of ATX of $41,600,000 ($26,100,000 after tax). Losses of $1,100,000 in 2008 relate to an indemnification obligation to the purchaser.

       WilTel

       The Company sold WilTel in December 2005. Gain on disposal of discontinued operations for 2007 includes a pre-tax gain of $800,000 ($500,000 after tax) from the resolution of sale-related contingencies. Gain on disposal of discontinued operations during 2006 includes $2,400,000 of pre-tax gains ($1,500,000 after tax) principally for the resolution of certain sale-related contingencies and obligations and working capital adjustments.

       Other

       As discussed above, during the fourth quarter of 2008 the Company received distributions totaling $44,900,000 from Empire, a subsidiary of the Company that had been classified as a discontinued operation in 2001 and fully written-off. For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.

       Gain on disposal of discontinued operations for 2007 includes a pre-tax gain of $4,000,000 ($2,800,000 after tax) related to the collection of additional amounts from the sale of the Company's interest in an Argentine shoe manufacturer in 2005 that had not been previously recognized (collectibility was uncertain).

       In 2006, the Company sold its gas properties and recorded a pre-tax loss on disposal of discontinued operations of $900,000. Income (loss) from discontinued operations for 2006 includes $2,900,000 of pre-tax losses related to these gas properties.

       In 2006, the Company received $3,000,000 from a former insurance subsidiary which, for many years, had been undergoing liquidation proceedings controlled by state insurance regulators. The Company reflected the amount received as a gain on disposal of discontinued operations. For income tax purposes, the payment is treated as a non-taxable distribution paid by a subsidiary; as a result, no tax expense was recorded.

Recently Issued Accounting Standards

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

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Adoption of SFAS 141R is not expected to have a material impact on the Company's consolidated financial statements although it may have a material impact on accounting for business combinations in the future which can not currently be determined. SFAS 160 will materially change the accounting and reporting for minority interests in the future, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. Upon adoption of SFAS 160, the Company will be required to apply its presentation and disclosure requirements retrospectively, which will require the reclassification of minority interests on the historical consolidated balance sheets, require the historical consolidated statements of operations to reflect net income attributable to the Company and to noncontrolling interests, and require other comprehensive income to reflect other comprehensive income attributable to the Company and to noncontrolling interests.

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

         The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's available for sale investment portfolio are fixed income securities, which comprised approximately 47% of the Company's total investment portfolio at December 31, 2008. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises. The estimated weighted average remaining life of these fixed income securities was approximately 1.6 years at December 31, 2008. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 2007, fixed income securities comprised approximately 34% of the Company's total investment portfolio and had an estimated weighted average remaining life of 1.7 years.

         Also included in the Company's available for sale investment portfolio are equity securities, which are recorded on the balance sheet at an aggregate fair value of $561,400,000 (aggregate cost of $422,000,000) and which comprised approximately 40% of the Company's total investment portfolio at December 31, 2008. The majority of this amount consists of two publicly traded securities, including the investment in Fortescue common shares, which is carried at fair value of $377,000,000, and the investment in Inmet, which is carried at fair value of $90,000,000. Although the Company is currently restricted from selling the Inmet common shares, the investment is subject to price risk. As discussed more fully above in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company evaluates its investments for impairment on a quarterly basis.

         The Company is also subject to price risk related to its investments in ACF and Jefferies, for which it has elected the fair value option. At December 31, 2008, these investments are classified as investments in associated companies and carried at fair values of $249,900,000 and $683,100,000, respectively.

       At December 31, 2008 and 2007, the Company's portfolio of trading securities was not material to the total investment portfolio.

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

       For additional information, see Notes 6, 13 and 22 of Notes to Consolidated Financial Statements.


                                                                  Expected Maturity Date
                                                                  ----------------------
                                  2009         2010       2011         2012         2013       Thereafter      Total      Fair Value
                                  ----         ----       ----         ----         ----       ----------      -----      ----------
                                                                  (Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed
 Income Securities:
  U.S. Government and agencies    $256,431   $  2,165   $  1,480     $  1,074     $    810     $    2,305   $  264,265   $  264,265
     Weighted Average
      Interest Rate                  1.91%      4.72%      4.71%        4.69%        4.69%          4.68%
  U.S. Government-
    Sponsored Enterprises         $154,103   $ 52,969   $ 39,649     $ 29,327     $ 21,781     $   56,235   $  354,064   $  354,064
     Weighted Average
      Interest Rate                  3.34%      5.17%      5.15%        5.14%        5.13%          5.13%
  Other Fixed Maturities:
    Rated Investment Grade        $ 20,254   $  --      $   --       $   --       $   --       $    1,078   $   21,332   $   21,332
     Weighted Average
      Interest Rate                  3.04%      --          --           --           --             .96%
  Rated Less Than Investment
   Grade/Not Rated                $ 17,235   $  --      $    124     $   --       $    550     $    2,749   $   20,658   $   20,658
   Weighted Average Interest
    Rate                             8.97%      --         8.50%         --         10.00%          4.50%

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings    $151,789   $    113   $     27     $   --       $475,000     $1,319,310   $1,946,239   $1,566,327
  Weighted Average
   Interest Rate                     2.28%     10.16%     10.78%         --          7.07%          7.05%
Variable Interest Rate
  Borrowings                      $ 96,924   $ 12,423   $ 32,909     $     25     $   --       $     --     $  142,281   $  142,281
   Weighted Average
    Interest Rate                    3.54%      5.40%      6.25%        4.80%         --             --

Rate Sensitive Derivative
  Financial Instruments:
Euro currency swap                $  2,085   $    522   $  --        $   --       $   --       $     --     $    2,607   $   (1,424)
  Average Pay Rate                   5.89%      5.89%      --            --           --             --
  Average Receive Rate               7.60%      7.60%      --            --           --             --

Pay Fixed/Receive Variable
  Interest Rate Swap              $  2,114   $115,923   $ 32,879     $   --       $   --       $     --     $  150,916   $  (11,708)
  Average Pay Rate                   5.06%      5.06%      5.01%         --           --             --
  Average Receive Rate               1.39%      1.98%      2.25%         --           --             --

Off-Balance Sheet Items:
  Unused Lines of Credit          $   --     $  --      $100,000     $   --       $   --       $     --     $  100,000   $  100,000
   Weighted Average
    Interest Rate                    2.26%      2.89%      3.12%         --           --             --


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

       Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------   ---------------------

       None.

Item 9A.  Controls and Procedures.
-------   -----------------------

         Evaluation of disclosure controls and procedures
         ------------------------------------------------

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

         Changes in internal control over financial reporting
         ----------------------------------------------------

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

       Based on our assessment and those criteria, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

       The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.


Item 9B.  Other Information.
-------   -----------------

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

       The information to be included under the caption "Election of Directors" and "Information Concerning the Board and Board Committees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2009 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

Item 11.  Executive Compensation.
-------   ----------------------

       The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

       The information to be included under the caption "Information on Stock Ownership" in the Proxy Statement is incorporated herein by reference.

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



(a)(1)(2) Financial Statements and Schedule.



              Report of Independent Registered Public Accounting Firm.....................................   F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2008 and 2007..................................   F-2
               Consolidated Statements of Operations for the years ended December 31, 2008,
                  2007 and 2006...........................................................................   F-3
               Consolidated Statements of Cash Flows for the years ended December 31, 2008,
                  2007 and 2006...........................................................................   F-4
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2008, 2007 and 2006........................................................   F-6
               Notes to Consolidated Financial Statements.................................................   F-7

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

     All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.

        3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14, 1993).*

        3.2 Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (filed as Exhibit 3.2 to the 2003 10-K).*

        3.3 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K")).*

        3.4 Amended and Restated By-laws as amended through December 1, 2008 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 2, 2008).*

        3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to the Company's 2004 10-K).*

        3.6 Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K")).*

        3.7 Certificate of Amendment of the Certificate of Incorporation dated as of May 23, 2007 (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-8 (No. 333-143770)).*

        4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

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

        10.11 Exhibit 1 to the Agreement and Plan of Reorganization between the Company and TLC Associates, dated February 23, 1989 (filed as Exhibit 3 to Amendment No. 12 to the Schedule 13D dated December 29, 2004 of Ian M. Cumming and Joseph S. Steinberg with respect to the Company).*

        10.12   Information Concerning Executive Compensation (filed as Exhibit
                10.1 to the Company's Current Report on Form 8-K dated January 24, 2008).*

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

        10.24 Asset Purchase and Contribution Agreement, dated as of January 23, 2007, by and among Baldwin Enterprises, Inc., STi Prepaid, LLC, Samer Tawfik, Telco Group, Inc., STi Phonecard Inc., Dialaround Enterprises Inc., STi Mobile Inc., Phonecard Enterprises Inc.,VOIP Enterprises Inc., STi PCS, LLC, Tawfik & Partners, SNC, STiPrepaid & Co., STi Prepaid Distributors & Co. and ST Finance, LLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the "1st Quarter 2007 10-Q")).*

        10.25 Registration Rights Agreement, dated as of March 8, 2007, among STi Prepaid, LLC and ST Finance, LLC (filed as Exhibit 10.2 to the 1st Quarter 2007 10-Q).*

        10.26 Amended and Restated Limited Liability Company Agreement, dated as of March 8, 2007, by and among STi Prepaid, LLC, BEI Prepaid, LLC and ST Finance, LLC (filed as Exhibit 10.3 to the 1st Quarter 2007 10-Q).*

        10.27 Master Agreement for the Formation of a Limited Liability Company dated as of February 28, 2007, among Jefferies Group, Inc., Jefferies & Company, Inc. and Leucadia National Corporation (filed as Exhibit 10.4 to the 1st Quarter 2007 10-Q).*

        10.28 Amended and Restated Limited Liability Company Agreement of Jefferies High Yield Holdings, LLC, dated as of April 2, 2007, by and among Jefferies Group, Inc., Jefferies & Company, Inc., Leucadia National Corporation, Jefferies High Yield Partners, LLC, Jefferies Employees Opportunity Fund LLC and Jefferies High Yield Holdings, LLC (filed as Exhibit 10.5 to the 1st Quarter 2007 10-Q).*

        10.29 Stock Purchase Agreement by and among BEI-RZT Corporation, Gaylord Hotels, Inc. and Gaylord Entertainment Company (Mainland Agreement), dated June 1, 2007 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).*

        10.30 Investment Agreement dated as of April 20, 2008, by and between Leucadia National Corporation and Jefferies Group, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2008).*

        10.31 Letter Agreement dated April 20, 2008, between Leucadia National Corporation and Jefferies Group, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 21,
                2008).*

        10.32 Share Forward Transaction Agreement, dated January 11, 2008 (filed as Exhibit 1 to the Company's Schedule 13D dated January 10, 2008 with respect to AmeriCredit Corp.).*

        21      Subsidiaries of the registrant.

        23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668).

        23.2 Consent of independent auditors from Ernst & Young LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Pershing Square IV, L.P. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668).**

        23.3 Consent of independent auditors from PricewaterhouseCoopers LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Premier Entertainment Biloxi, LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668).**

        23.4 Consent of independent auditors from PricewaterhouseCoopers LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of HFH ShortPLUS Fund, L.P. and HFH ShortPLUS Master Fund, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668).**

        31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

        32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

        32.3 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

 (c) Financial statement schedules.

        (1) Pershing Square IV, L.P. financial statements as of and for the year ended December 31, 2008 (unaudited), and as of and for the year ended December 31, 2007 (audited).**

        (2) Premier Entertainment Biloxi, LLC financial statements as of and for the year ended December 31, 2006 (unaudited) and as of August 9, 2007 and for the period from January 1, 2007 through August 9, 2007 (audited).**

        (3) HFH Highland ShortPLUS Fund, L.P. financial statements as of and for the year ended December 31, 2008 (unaudited) and as of and for the year ended December 31, 2007 (audited), and HFH ShortPLUS Master Fund, Ltd. financial statements as of and for the year ended December 31, 2008 (unaudited) and as of and for the year ended December 31, 2007 (audited).**

     ----------------------------

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

                                           LEUCADIA NATIONAL CORPORATION


February 27, 2009                          By:  /s/ Barbara L. Lowenthal
                                                --------------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.


         Signature                                      Title
         ---------                                      -----


 /s/ Ian M. Cumming
----------------------------------              Chairman of the Board
Ian M. Cumming                                  (Principal Executive Officer)


 /s/ Joseph S. Steinberg
----------------------------------              President and Director
Joseph S. Steinberg                             (Principal Executive Officer)


 /s/ Joseph A. Orlando
----------------------------------              Vice President and Chief
Joseph A. Orlando                               Financial Officer
                                                (Principal Financial Officer)


 /s/ Barbara L. Lowenthal
----------------------------------              Vice President and Comptroller
Barbara L. Lowenthal                            (Principal Accounting Officer)


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


/s/ Jeffrey C. Keil                             Director
----------------------------------
Jeffrey C. Keil


 /s/ Jesse Clyde Nichols, III                   Director
----------------------------------
Jesse Clyde Nichols, III

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Shareholders of Leucadia National Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)(2) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 27, 2009

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands, except par value)


                                                                                             2008                    2007
                                                                                             ----                    ----
ASSETS
------
Current assets:
   Cash and cash equivalents                                                            $  237,503              $  456,970
   Investments                                                                             366,464                 983,199
   Trade, notes and other receivables, net                                                 138,363                 133,765
   Prepaids and other current assets                                                       124,308                 146,199
                                                                                        ----------              ----------
       Total current assets                                                                866,638               1,720,133
Non-current investments ($164,675 and $129,056 collateralizing current liabilities)      1,028,012               2,776,521
Notes and other receivables, net                                                            17,756                  16,388
Intangible assets, net and goodwill                                                         84,848                  79,506
Deferred tax asset, net                                                                     40,235               1,113,925
Other assets                                                                               619,790                 544,432
Property, equipment and leasehold improvements, net                                        534,640                 512,804
Investments in associated companies ($933,057 measured using fair
  value option at December 31, 2008)                                                     2,006,574               1,362,913
                                                                                        ----------              ----------

           Total                                                                        $5,198,493              $8,126,622
                                                                                        ==========              ==========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                  $  205,870              $  229,560
   Deferred revenue                                                                         98,453                  86,993
   Other current liabilities                                                                 9,880                  10,992
   Debt due within one year                                                                248,713                 132,405
                                                                                        ----------              ----------
       Total current liabilities                                                           562,916                 459,950
Other non-current liabilities                                                              107,443                  71,061
Long-term debt                                                                           1,832,743               2,004,145
                                                                                        ----------              ----------
       Total liabilities                                                                 2,503,102               2,535,156
                                                                                        ----------              ----------

Commitments and contingencies

Minority interest                                                                           18,594                  20,974
                                                                                        ----------              ----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 600,000,000 shares;
   238,498,598 and 222,574,440 shares issued and outstanding, after deducting
   46,888,660 and 56,886,204 shares
   held in treasury                                                                        238,499                 222,574
Additional paid-in capital                                                               1,413,595                 783,145
Accumulated other comprehensive income (loss)                                              (29,280)                975,365
Retained earnings                                                                        1,053,983               3,589,408
                                                                                        ----------              ----------
       Total shareholders' equity                                                        2,676,797               5,570,492
                                                                                        ----------              ----------

           Total                                                                        $5,198,493              $8,126,622
                                                                                        ==========              ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
(In thousands, except per share amounts)


                                                                                   2008            2007           2006
                                                                                   ----            ----           ----

REVENUES AND OTHER INCOME:
--------------------------
   Manufacturing                                                            $    336,833      $  397,113      $ 450,835
   Telecommunications                                                            451,864         361,742           --
   Property management and service fees                                          141,605          80,892           --
   Gaming entertainment                                                          105,842          38,042           --
   Investment and other income                                                   189,051         181,465        294,678
   Net securities gains (losses)                                                (144,542)         95,641        117,159
                                                                            ------------      ----------      ---------
                                                                               1,080,653       1,154,895        862,672
                                                                            ------------      ----------      ---------

EXPENSES:
---------
   Cost of sales:
      Manufacturing                                                              295,200         340,703        386,466
      Telecommunications                                                         392,469         309,045           --
   Direct operating expenses:
      Property management and services                                           113,768          65,992           --
      Gaming entertainment                                                        93,987          37,772           --
   Interest                                                                      145,471         111,537         79,392
   Salaries and incentive compensation                                            87,569          88,269         89,501
   Depreciation and amortization                                                  54,133          35,238         22,105
   Selling, general and other expenses                                           264,624         223,427        151,388
                                                                            ------------      ----------      ---------
                                                                               1,447,221       1,211,983        728,852
                                                                            ------------      ----------      ---------
   Income (loss) from continuing operations before income taxes and
     income (losses) related to associated companies                            (366,568)        (57,088)       133,820
                                                                            ------------      ----------      ---------
Income tax provision (benefit):
   Current                                                                         1,568             155         (4,902)
   Deferred                                                                    1,672,107        (559,926)        46,673
                                                                            ------------      ----------      ---------
                                                                               1,673,675        (559,771)        41,771
                                                                            ------------      ----------      ---------
   Income (loss) from continuing operations before income (losses)
     related to associated companies                                          (2,040,243)        502,683         92,049
Income (losses) related to associated companies, net of taxes                   (539,068)        (21,875)        37,720
                                                                            ------------      ----------      ---------
   Income (loss) from continuing operations                                   (2,579,311)        480,808        129,769
Income (loss) from discontinued operations, net of taxes                          44,904             159         (3,960)
Gain (loss) on disposal of discontinued operations, net of taxes                  (1,018)          3,327         63,590
                                                                            ------------      ----------      ---------
           Net income (loss)                                                $ (2,535,425)     $  484,294      $ 189,399
                                                                            ============      ==========      =========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                      $(11.19)          $2.20          $ .60
   Income (loss) from discontinued operations                                        .19             --            (.02)
   Gain (loss) on disposal of discontinued operations                               --               .02            .30
                                                                                 -------           -----          -----
           Net income (loss)                                                     $(11.00)          $2.22          $ .88
                                                                                 =======           =====          =====

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                      $(11.19)          $2.09          $ .60
   Income (loss) from discontinued operations                                        .19             --            (.02)
   Gain (loss) on disposal of discontinued operations                               --               .01            .27
                                                                                 -------           -----          -----
           Net income (loss)                                                     $(11.00)          $2.10          $ .85
                                                                                 =======           =====          =====






              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
(In thousands)

                                                                                            2008             2007            2006
                                                                                            ----             ----            ----

Net cash flows from operating activities:
-----------------------------------------
Net income (loss)                                                                      $(2,535,425)    $   484,294      $  189,399
Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operations:
  Deferred income tax provision (benefit)                                                1,672,063        (567,864)         99,990
  Depreciation and amortization of property, equipment and leasehold improvements           56,060          41,216          35,884
  Other amortization                                                                        16,223           1,227         (11,884)
  Share-based compensation                                                                  12,183          11,176          15,164
  Excess tax benefit from exercise of stock options                                         (1,828)         (4,022)           (456)
  Provision for doubtful accounts                                                            2,386             566           1,089
  Net securities (gains) losses                                                            144,542         (95,641)       (117,159)
  (Income) losses related to associated companies                                          536,816          31,218         (60,056)
  Distributions from associated companies                                                   87,211          55,769          75,725
  Net gains related to real estate, property and equipment and other assets                (29,244)        (30,040)       (109,107)
  Income related to Fortescue's Pilbara project                                            (40,467)           --              --
  Loss on debt conversion                                                                   16,239            --              --
  (Gain) loss on disposal of discontinued operations                                         1,018          (4,748)        (99,456)
  Investments classified as trading, net                                                    90,929          45,128           4,469
  Net change in:
   Restricted cash                                                                           3,321          22,799           8,690
   Trade, notes and other receivables                                                        6,445          11,989         183,263
   Prepaids and other assets                                                                 3,838            (588)         (2,914)
   Trade payables and expense accruals                                                     (19,228)            835         (73,342)
   Other liabilities                                                                        (3,836)         (1,267)        (47,230)
   Deferred revenue                                                                        (10,594)        (16,356)           --
   Income taxes payable                                                                        713         (10,834)         (6,628)
  Other                                                                                       (553)          6,774           6,081
                                                                                       -----------     -----------      ----------
   Net cash provided by (used for) operating activities                                      8,812         (18,369)         91,522
                                                                                       -----------     -----------      ----------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of property, equipment and leasehold improvements                              (76,066)        (37,700)        (39,021)
Acquisitions of and capital expenditures for real estate investments                      (108,082)        (97,393)        (71,505)
Proceeds from disposals of real estate, property and equipment, and other assets            13,106          81,247         188,836
Proceeds from (payments related to) disposal of discontinued operations,
  net of expenses and cash of operations sold                                               (1,018)          4,245         120,228
Acquisitions, net of cash acquired                                                         (20,659)        (90,269)       (105,282)
Collection of insurance proceeds                                                            15,289            --           109,383
Net change in restricted cash                                                                  139         (65,715)        (90,959)
Advances on notes and other receivables                                                    (18,119)        (20,172)        (31,518)
Collections on notes, loans and other receivables                                           35,242          38,868          29,823
Investments in associated companies                                                       (955,633)     (1,010,211)       (313,152)
Capital distributions from associated companies                                            184,244          69,543           4,845
Investment in Fortescue Metals Group Ltd                                                       --          (44,217)       (408,030)
Purchases of investments (other than short-term)                                        (4,409,391)     (5,759,504)     (3,661,421)
Proceeds from maturities of investments                                                    439,595         688,355       1,149,123
Proceeds from sales of investments                                                       4,498,386       5,286,321       2,933,601
Other                                                                                          (64)           (757)         (1,127)
                                                                                       -----------     -----------      ----------
   Net cash used for investing activities                                                 (403,031)       (957,359)       (186,176)
                                                                                       -----------     -----------      ----------

                                                                                                                       (continued)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2008, 2007 and 2006
(In thousands)


                                                                                            2008             2007            2006
                                                                                            ----             ----            ----

Net cash flows from financing activities:
-----------------------------------------
Issuance of debt, net of issuance costs                                                  $  88,657      $ 1,017,852      $  96,676
Reduction of debt                                                                          (15,862)         (75,509)       (66,223)
Issuance of common shares                                                                  106,324          253,441          3,838
Premium paid on debt conversion                                                            (12,232)             --             --
Purchase of common shares for treasury                                                        (122)            (163)          (187)
Excess tax benefit from exercise of stock options                                            1,828            4,022            456
Dividends paid                                                                                 --           (55,644)       (54,085)
Other                                                                                        6,225            1,461         14,313
                                                                                         ---------      -----------      ---------
  Net cash provided by (used for) financing activities                                     174,818        1,145,460         (5,212)
                                                                                         ---------      -----------      ---------

Effect of foreign exchange rate changes on cash                                                (66)              39            108
                                                                                         ---------      -----------      ---------
  Net increase (decrease) in cash and cash equivalents                                    (219,467)         169,771        (99,758)
Cash and cash equivalents at January 1,                                                    456,970          287,199        386,957
                                                                                         ---------      -----------      ----------
Cash and cash equivalents at December 31,                                                $ 237,503      $   456,970      $ 287,199
                                                                                         =========      ===========      =========

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the year for:
  Interest                                                                               $ 144,319      $    90,640      $  82,072
  Income tax payments, net                                                               $   3,152      $    11,078      $   6,707

Non-cash investing activities:
-----------------------------
Common stock issued for acquisition of Jefferies Group, Inc. common shares               $ 398,248      $     --         $    --

Non-cash financing activities:
-----------------------------
Issuance of common shares for debt conversion                                            $ 128,890      $     --         $    --


















              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2008, 2007 and 2006
(In thousands, except par value and per share amounts)

                                                          Common                     Accumulated
                                                          Shares     Additional         Other
                                                          $1 Par      Paid-In       Comprehensive     Retained
                                                          Value       Capital       Income (Loss)     Earnings       Total
                                                          -----       -------       -------------     --------       -----

Balance, January 1, 2006                                $ 216,058    $  501,914      $ (81,502)     $ 3,025,444     $ 3,661,914
                                                                                                                    -----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $34,149                                            60,187                           60,187
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $2,137                                                 3,768                            3,768
   Net change in unrealized gain (loss) on
     derivative  instruments, net of taxes of $128                                        (224)                            (224)
   Net change in minimum pension liability, net
     of taxes of $6,958                                                                 12,263                           12,263
   Net income                                                                                           189,399         189,399
                                                                                                                    -----------
     Comprehensive income                                                                                               265,393
                                                                                                                    -----------
Share-based compensation expense                                         15,164                                          15,164
Adjustment to initially apply SFAS 158, net of
  taxes of $444                                                                            782                              782
Exercise of options to purchase common shares,
  including excess tax benefit                                300         3,994                                           4,294
Purchase of common shares for treasury                         (7)         (180)                                           (187)
Dividends ($.25 per common share)                                                                       (54,085)        (54,085)
                                                        ---------    ----------      ---------      -----------     -----------
Balance, December 31, 2006                                216,351       520,892         (4,726)       3,160,758       3,893,275
                                                                                                                    -----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $549,415                                          959,872                          959,872
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $3,512                                                 6,126                            6,126
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $87                                           168                              168
   Net change in pension liability and
     postretirement benefits, net of taxes of $7,843                                    13,925                           13,925
   Net income                                                                                           484,294         484,294
                                                                                                                    -----------
     Comprehensive income                                                                                             1,464,385
                                                                                                                    -----------
Share-based compensation expense                                         11,176                                          11,176
Issuance of common shares                                   5,500       236,500                                         242,000
Exercise of options to purchase common shares,
  including excess tax benefit                                728        14,735                                          15,463
Purchase of common shares for treasury                         (5)         (158)                                           (163)
Dividends ($.25 per common share)                                                                       (55,644)        (55,644)
                                                        ---------    ----------      ---------      -----------     -----------
Balance, December 31, 2007                                222,574       783,145        975,365        3,589,408       5,570,492
                                                                                                                    -----------
Comprehensive loss:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $556,853                                         (973,676)                        (973,676)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $3,764                                                (6,582)                          (6,582)
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $540                                          944                              944
   Net change in pension liability and
     postretirement benefits, net of taxes of $14,488                                  (25,331)                         (25,331)
   Net loss                                                                                          (2,535,425)     (2,535,425)
                                                                                                                    -----------
     Comprehensive loss                                                                                              (3,540,070)
                                                                                                                    -----------
Share-based compensation expense                                         11,207                                          11,207
Sale of common shares to Jefferies Group, Inc.             10,000       488,269                                         498,269
Issuance of common shares for debt conversion               5,612       123,278                                         128,890
Exercise of options to purchase common shares,
  including excess tax benefit                                315         7,816                                           8,131
Purchase of common shares for treasury                         (2)         (120)                                           (122)
                                                        ---------    ----------      ---------      -----------     -----------
Balance, December 31, 2008                              $ 238,499    $1,413,595      $ (29,280)     $ 1,053,983     $ 2,676,797
                                                        =========    ==========      =========      ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Nature of Operations:
   ---------------------

The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, telecommunications, property management and services, gaming entertainment, real estate activities, medical product development and winery operations. The Company also has significant investments in the common stock of two public companies that are accounted for at fair value, one of which is a full service investment bank and the other an independent auto finance company. The Company also owns equity interests in operating businesses and investment partnerships which are accounted for under the equity method of accounting, including a broker-dealer engaged in making markets and trading of high yield and special situation securities, land based contract oil and gas drilling, real estate activities and development of a copper mine in Spain. The Company continuously evaluates the retention and disposition of its existing operations and investments and frequently investigates the acquisition of new businesses. Changes in the mix of the Company's owned businesses and investments should be expected.

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

The domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development.

The Company's medical product development operations are conducted through its majority-owned subsidiary, Sangart, Inc. ("Sangart"). Sangart is developing a product called Hemospan(R), which is a solution of cell-free hemoglobin that is designed for intravenous administration to treat a wide variety of medical conditions, including use as an alternative to red blood cell transfusions.

The winery operations consist of three wineries, Pine Ridge Winery in Napa Valley, California, Archery Summit in the Willamette Valley of Oregon and Chamisal Vineyards in the Edna Valley of California, and a vineyard development project in the Columbia Valley of Washington. The wineries primarily produce and sell wines in the ultra premium and luxury segments of the premium table wine market.

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

Income Taxes - At December 31, 2008, the Company's net deferred tax asset before valuation allowances was $2,347,500,000, of which $2,090,000,000 represents the potential future tax savings from federal and state net operating loss carryforwards ("NOLs"). In accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company records a valuation allowance to reduce its deferred tax asset to the net amount that is more likely than not to be realized. The amount of any valuation allowance recorded does not in any way adversely affect the Company's ability to use its NOLs to offset taxable income in the future. If in the future the Company determines that it is more likely than not that the Company will be able to realize its deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period. If in the future the Company were to determine that it would not be able to realize all or part of its net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period. SFAS 109 requires the Company to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required. Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

In prior periods, the Company's long track record of generating taxable income, its cumulative taxable income for more recent past periods and its projections of future taxable income were the most heavily weighted factors considered when determining how much of the net deferred tax asset was more likely than not to be realizable. During 2005 the Company concluded that it was more likely than not that it would have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. An additional $542,700,000 of the valuation allowance was reversed as a credit to income tax expense in 2007. The Company's estimate of future taxable income considered all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each material operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available NOLs.

During the second half of 2008, the Company recorded significant unrealized losses on many of its largest investments, recognized other than temporary impairments for a number of other investments and reported reduced profitability from substantially all of its operating businesses, all of which contributed to the recognition of a pre-tax loss of $859,500,000 in the consolidated statement of operations and a pre-tax loss in other comprehensive income (loss) of $1,579,200,000 for the year ended December 31, 2008. The worldwide economic downturn has adversely affected many of the Company's operating businesses and investments, and the nature of the current economic difficulties make it impossible to reliably project how long the downturn will last. Additionally, the 2008 losses result in a cumulative loss in the Company's total comprehensive income (loss) during the past three years. In assessing the realizability of the net deferred tax asset at December 31, 2008, the Company concluded that its operating losses for the more recent periods and current economic conditions worldwide should be given more weight than its projections of future taxable income during the period that it has NOLs available (until 2028), and be given more weight than the Company's long track record of generating taxable income. As a result, the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense.

Pursuant to SFAS 109, the Company will continue to evaluate the realizability of its deferred tax asset in future periods. However, before the Company would reverse any portion of its valuation allowance, it will need historical positive cumulative taxable income over a period of years to overcome the recent negative evidence. At that time, any decrease to the valuation allowance would be based significantly upon the Company's projections of future taxable income, which are inherently uncertain.

The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company recorded impairment losses on various long-lived assets aggregating $3,200,000 during 2008; there were no impairment losses recorded during 2007 or 2006.

Current economic conditions have adversely affected most of the Company's operations and investments. A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by the Company's operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in property and equipment (for example, manufacturing, gaming entertainment and certain associated company investments), impairment charges would have to be recorded.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains (losses) in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $143,400,000, $36,800,000 and $12,900,000 for the years ended December 31, 2008,
2007 and 2006, respectively.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts earlier issued financial statements may have to be restated. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value. At December 31, 2008, the book value of goodwill was $9,300,000.

Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company's consolidated statement of operations. Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company's original judgments and estimates to be incorrect. In addition, long-lived assets recorded in a business combination like property and equipment, amortizable intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.

Purchase price allocations for all of the Company's acquisitions have been finalized. Adjustments to the initial purchase price allocations were not material.

Use of Fair Value Estimates - Effective January 1, 2008 (except as described below), the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a hierarchy that prioritizes inputs to valuation techniques and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don't qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level
3). The Company elected to defer the effectiveness of SFAS 157 for one year only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have any impact on the Company's consolidated financial statements other than expanded disclosures; however, fair value measurements for new assets or liabilities and fair value measurements for existing nonfinancial assets and nonfinancial liabilities may be materially different under SFAS 157.

Over 80% of the Company's investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company's consolidated balance sheet. The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $293,200,000. Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security. Therefore, the fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers. These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The Company has a segregated portfolio of corporate bonds, which are carried on the balance sheet at their estimated fair value of $31,400,000. Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive. The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities. These estimates of fair values are also considered to be Level 2 inputs.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control. The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period. As of December 31, 2008, the Company's accrual for contingent losses was not material. See Note 19 for more information.

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

Associated companies include equity interests in other entities that are accounted for on the equity method of accounting. These include investments in corporations that the Company does not control but has the ability to exercise significant influence and investments in limited partnerships in which the Company's interest is more than minor.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value (the "fair value option") and to report unrealized gains and losses on items for which the fair value option is elected in earnings. Investments in associated companies also include equity interests in two entities for which the Company elected the fair value option, rather than apply the equity method of accounting.

(c) Cash Equivalents: The Company considers short-term investments, which have
    ----------------
maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $42,100,000 and $303,200,000 at December 31, 2008 and 2007, respectively.

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

(g) Cost of Sales: Manufacturing inventories are stated at the lower of cost or
    -------------
market, with cost principally determined under the first-in-first-out method. Manufacturing cost of sales principally includes product and manufacturing costs, inbound and outbound shipping costs and handling costs. STi Prepaid's cost of sales primarily consists of origination, transport and termination of telecommunications traffic, and connectivity costs paid to underlying service providers.

Direct operating expense for property management and services includes expenses relating to housekeeping, maintenance, reservations, marketing, and other costs associated with rental and management. Direct operating expenses also include the cost of sales and operating expenses related to food and beverage sales. Direct operating expense for gaming entertainment includes expenses relating to casino gaming, hotel, food and beverage, and entertainment, which primarily consists of employees' compensation and benefits, cost of sales related to food and beverage sales, marketing and advertising, gaming taxes, insurance, supplies, license fees and royalties.

(h) Research and Development Costs: Research and development costs are expensed
    ------------------------------
as incurred.

(i) Income Taxes: The Company provides for income taxes using the liability
    ------------
method. The Company records interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.

(j) Derivative Financial Instruments: The Company reflects its derivative
    --------------------------------
financial instruments in its balance sheet at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the effectiveness criteria under GAAP, and therefore are not accounted for as hedges. Amounts recorded as income (charges) in investment and other income were $(6,400,000), $(5,800,000) and $1,200,000 for the years ended December 31, 2008,
2007 and 2006, respectively; net unrealized losses were $100,000 and $1,100,000 at December 31, 2008 and 2007, respectively.

From time to time the Company may also make speculative investments in derivative financial instruments which are classified as trading securities; see
Note 6 for more information.

(k) Translation of Foreign Currency: Foreign currency denominated investments
    -------------------------------
and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange transaction gains (losses) were $2,300,000 for 2008, $4,100,000 for 2007 and $(2,700,000) for 2006. Net unrealized foreign exchange translation gains were $400,000, $7,000,000 and $900,000 at December 31, 2008, 2007 and 2006,
respectively.

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

(m) Recently Issued Accounting Standards: In March 2008, the Financial
    ------------------------------------
Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161, which is effective for fiscal years beginning after November 15, 2008, requires enhanced disclosures about an entity's derivative and hedging activities, including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Adoption of SFAS 141R is not expected to have a material impact on the Company's consolidated financial statements although it may have a material impact on accounting for business combinations in the future which can not currently be determined. SFAS 160 will materially change the accounting and reporting for minority interests in the future, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. Upon adoption of SFAS 160, the Company will be required to apply its presentation and disclosure requirements retrospectively, which will require the reclassification of minority interests on the historical consolidated balance sheets, require the historical consolidated statements of operations to reflect net income attributable to the Company and to noncontrolling interests, and require other comprehensive income to reflect other comprehensive income attributable to the Company and to noncontrolling interests.

3. Acquisitions:
   ------------

STi Prepaid

In March 2007, STi Prepaid purchased 75% of the assets of Telco Group, Inc. and its affiliates (collectively, "Telco") for an aggregate purchase price of $121,800,000 in cash, including expenses. The remaining Telco assets were contributed to STi Prepaid by the former owner in exchange for a 25% interest in STi Prepaid.

The acquisition cost was principally allocated to components of working capital and to deferred tax assets. In connection with the acquisition, the Company revised its projections of future taxable income and reassessed the required amount of its deferred tax valuation allowance. As a result of the reassessment, the Company concluded that it was more likely than not that it could realize additional deferred tax assets in the future; accordingly, a reduction to the deferred tax valuation allowance of $98,600,000 was recognized in the purchase price allocation (in addition to certain acquired deferred tax assets). Based upon its allocation of the purchase price, the Company recorded STi Prepaid intangible assets of $4,400,000.

ResortQuest

In June 2007, the Company completed the acquisition of ResortQuest for $11,900,000, including expenses and working capital adjustments finalized subsequent to the closing date.

Premier

During 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company owns approximately 61% of the common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, and during 2007 provided Premier with a $180,000,000 senior secured credit facility to partially fund Premier's bankruptcy plan of reorganization (discussed below). As of December 31, 2008, the Company's aggregate investment in Premier was $249,600,000. At acquisition, the Company consolidated Premier as a result of its controlling voting interest; during the pendency of bankruptcy proceedings Premier was deconsolidated and accounted for under the equity method.

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

See Note 19 for information concerning contingencies related to Premier.

4. Investments in Associated Companies:
   -----------------------------------

The Company has investments in several Associated Companies. The amounts reflected as income (losses) related to associated companies in the consolidated statements of operations are net of income tax provisions (benefits) of $2,300,000, $(9,300,000) and $22,400,000 for the years ended December 31, 2008,
2007 and 2006, respectively. Included in consolidated retained earnings at December 31, 2008 is approximately $76,500,000 of undistributed earnings of the associated companies accounted for on the equity method of accounting.

AmeriCredit Corp. ("ACF")

As of December 31, 2008, the Company had acquired approximately 25% of the outstanding voting securities of ACF, a company listed on the New York Stock Exchange ("NYSE") (Symbol: ACF), for aggregate cash consideration of $405,300,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically to consumers who are typically unable to obtain financing from other sources. The Company has entered into a standstill agreement with ACF for the two year period ending March 3, 2010, pursuant to which the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, unless the buyer agreed to be bound by terms of the standstill agreement, to not increase its ownership interest to more than 30% of the outstanding ACF common shares, and received the right to nominate two directors to the board of directors of ACF. The Company and ACF have entered into a registration rights agreement covering all of the ACF shares of common stock owned by the Company. At December 31, 2008, the Company's investment in ACF is carried at fair value of $249,900,000; income (losses) related to associated companies includes unrealized losses resulting from changes in the fair value of ACF of $155,300,000 for the year ended December 31, 2008. At December 31, 2007, the Company's investment in ACF was classified as non-current investments and carried at fair value of $71,500,000.

The Company's investment in ACF is one of two eligible items for which the fair value option identified in SFAS 159 was elected, commencing on the date the Company acquired the right to vote 20% of the ACF common stock and the investment became subject to the equity method of accounting. If ACF were accounted for under the equity method, the Company would have to record its share of ACF's results of operations employing a quarterly reporting lag because of ACF's own public reporting requirements. In addition, electing the fair value option for ACF eliminates some of the uncertainty involved with impairment considerations, since the quoted market price for ACF common shares provides a readily determinable fair value at each balance sheet date. For these reasons the Company elected the fair value option for its investment in ACF.

Subsequent to December 31, 2008, the aggregate market value of the Company's investment in ACF declined to $126,900,000 at February 20, 2009. If the aggregate market value of the Company's investment in ACF remains unchanged at March 31, 2009, this decline in market value would result in the recognition of an unrealized loss during the first quarter of 2009 of $123,000,000. Further declines in market values are also possible, which would result in the recognition of additional unrealized losses in the consolidated statement of operations.

Jefferies Group, Inc. ("Jefferies")

In April 2008, the Company sold to Jefferies 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate). Including shares acquired in open market purchases during 2008, as of December 31, 2008 the Company owns an aggregate of 48,585,385 Jefferies common shares (approximately 30% of the Jefferies outstanding common shares) for a total investment of $794,400,000. At December 31, 2008, the Company's investment in Jefferies is carried at fair value of $683,100,000; income (losses) related to associated companies includes unrealized losses resulting from changes in the fair value of Jefferies of $111,200,000 for the year ended December 31, 2008. Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

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

Subsequent to December 31, 2008, the aggregate market value of the Company's investment in Jefferies declined to $529,600,000 at February 20, 2009. If the aggregate market value of the Company's investment in Jefferies remains unchanged at March 31, 2009, this decline in market value would result in the recognition of an unrealized loss during the first quarter of 2009 of $153,500,000. Further declines in market values are also possible, which would result in the recognition of additional unrealized losses in the consolidated statement of operations.

In connection with its investment in Jefferies, the Company entered into a standstill agreement, pursuant to which for the two year period ending April 21, 2010, the Company agreed, subject to certain provisions, to limit its investment in Jefferies to not more than 30% of the outstanding Jefferies common shares and to not sell its investment, and received the right to nominate two directors to the board of directors of Jefferies. Jefferies also agreed to enter into a registration rights agreement covering all of the Jefferies shares of common stock owned by the Company.

IFIS Limited ("IFIS")

In March 2008, the Company increased its equity investment in the common shares of IFIS, a private company that primarily invests in operating businesses in Argentina, from approximately 3% to 26% for an additional cash investment of $83,900,000. IFIS owns a variety of investments, and its largest investment is approximately 32% of the outstanding common shares of Sociedad Anonima Comercial, Inmobiliaria, Financiera y Agropecuaria ("Cresud"). Cresud is an Argentine agricultural company involved in a range of activities including crop production, cattle raising and milk production. Cresud's common shares trade on the Buenos Aires Stock Exchange (Symbol: CRES); in the U.S., Cresud trades as American Depository Shares or ADSs (each of which represents ten common shares) on the NASDAQ Global Select Market (Symbol: CRESY). When the Company acquired its additional interest in IFIS in 2008, it was classified as an investment in associated companies and accounted for under the equity method of accounting due to the size of the Company's voting interest. In January 2009, IFIS raised a significant amount of new equity in a rights offering in which the Company did not participate. As a result, the Company's ownership interest in IFIS was reduced to 8% and the Company will no longer apply the equity method of accounting for this investment.

The Company also acquired a direct equity interest in Cresud for an aggregate cash investment of $54,300,000. At December 31, 2008, the Company owned 3,364,174 Cresud ADSs, representing approximately 6.7% of Cresud's outstanding common shares, and currently exercisable warrants to purchase 11,213,914 Cresud common shares (or 1,121,391 Cresud ADSs) at an exercise price of $1.68 per share. The Company sold all of the warrants in February 2009. The Company's direct investment in Cresud is classified as a non-current available for sale investment and carried at fair value.

As a result of significant declines in quoted market prices for Cresud and other investments of IFIS, combined with declines in worldwide food commodity prices, the global mortgage and real estate crisis and political and financial conditions in Argentina, the Company has determined that its investments in IFIS and Cresud ADSs and warrants were impaired. As of December 31, 2008, the fair value of the Company's investment in IFIS was determined to be $14,600,000, resulting in an impairment charge of $63,300,000 for the year ended December 31, 2008. This charge is in addition to the Company's share of IFIS's operating losses, which was $8,400,000 for the year ended December 31, 2008. As of December 31, 2008, the fair value of the Company's direct investment in Cresud ADSs and warrants was determined to be $31,100,000, resulting in an impairment charge of $23,200,000 for the year ended December 31, 2008.

Goober Drilling, LLC ("Goober Drilling")

During 2006, the Company acquired a 30% limited liability company interest in Goober Drilling for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober Drilling, on a secured basis, up to $126,000,000 to finance new rig equipment purchases and construction costs and to repay existing debt. Goober Drilling is a land based contract oil and gas drilling company based in Stillwater, Oklahoma that provides land based drilling services to oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S., primarily in Oklahoma, Texas and Arkansas. During 2007, the Company increased its equity interest to 50% for additional payments aggregating $45,000,000. In addition, the credit facility was amended to increase the borrowing capacity to $138,500,000 and the interest rate to LIBOR plus 5%, the Company provided Goober Drilling with an additional secured credit facility of $45,000,000 at an interest rate of LIBOR plus 10%, and the Company provided another secured credit facility of $15,000,000 at an interest rate at the greater of 8% or LIBOR plus 2.6%. At December 31, 2008, the aggregate outstanding loan amount was $144,400,000 excluding accrued interest. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $24,900,000, $13,600,000 and $2,000,000, respectively, of pre-tax income from this investment under the equity method of accounting.

The Company's investment in Goober Drilling exceeds the Company's share of its underlying net assets by approximately $35,900,000 at December 31, 2008. This excess is being amortized over a three to fifteen year period.

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

CLC entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to (euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2008 approximately $215,000,000 was outstanding under the senior secured credit facility and (euro)47,000,000 was outstanding under the senior secured bridge credit facility. The Company and Inmet have also committed to provide financing to CLC which is currently estimated to be (euro)340,000,000 ($436,100,000 at exchange rates in effect on February 20, 2009), of which the Company's share will be 30% ((euro)77,600,000 of which has been loaned as of December 31, 2008). For the years ended December 31, 2008, 2007 and 2006, the Company recorded pre-tax income (losses) of $(5,900,000), $4,000,000 and $3,800,000, respectively, from this investment under the equity method of accounting.

HomeFed Corporation ("HomeFed")

During 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed's common stock. At December 31, 2008, the Company owns approximately 31.4% of HomeFed's outstanding common stock. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $(3,100,000), $1,500,000 and $2,900,000, respectively, of pre-tax income (losses) from this investment under the equity method of accounting. HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol:
HOFD).

The Company's investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option. HomeFed's common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal. For these reasons the Company did not elect the fair value option for HomeFed.

As a result of a 1998 distribution to all of the Company's shareholders, approximately 7.7% and 9.4% of HomeFed is owned by the Company's Chairman and President, respectively. Both are also directors of HomeFed and the Company's President serves as HomeFed's Chairman.

Jefferies Partners Opportunity Fund II, LLC ("JPOF II") and Jefferies High Yield Holdings, LLC ("JHYH")

During 2000, the Company invested $100,000,000 in the equity of JPOF II, a limited liability company, which was a registered broker-dealer. JPOF II was managed by Jefferies. JPOF II invested in high yield securities, special situation investments and distressed securities and provided trading services to its customers and clients. For the period from January 1, 2007 through March 31, 2007 (date of termination), and for the year ended December 31, 2006, the Company recorded pre-tax income from this investment under the equity method of accounting of $3,000,000 and $26,200,000, respectively. These earnings were distributed by JPOF II as dividends shortly after the end of each period.

During 2007, the Company and Jefferies formed JHYH, a newly formed entity, and the Company and Jefferies each initially committed to invest $600,000,000. The Company invested $250,000,000 in cash plus its $100,000,000 investment in JPOF II during 2007; any request for additional capital contributions from the Company will now require the consent of the Company's designees to the Jefferies board. The Company does not anticipate making additional capital contributions in the near future. JHYH owns Jefferies High Yield Trading, LLC ("JHYT"), a registered broker-dealer that is engaged in the secondary sales and trading of high yield securities and special situation securities formerly conducted by Jefferies, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT does not invest or make markets in sub-prime residential mortgage securities.

Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH's board, and each own 50% of the voting securities. The organizational documents also permit passive investors to invest up to $800,000,000. Jefferies also received additional JHYH securities entitling it to 20% of the profits. The voting and non-voting interests are entitled to a pro rata share of the profits of JHYH, and are mandatorily redeemable in 2013, with an option to extend up to three additional one-year periods. Under GAAP, JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary. The Company owns less than 50% of JHYH's capital, including its indirect interest through its investment in Jefferies, and will not absorb a majority of its expected losses or receive a majority of its expected residual returns.

The Company accounts for its investment in JHYH under the equity method of accounting. The Company recorded pre-tax income (losses) from this investment of $(69,100,000) and $4,300,000 during 2008 and 2007, respectively. During 2008, the Company received distributions of $4,300,000 from JHYH. The Company has not provided any guarantees, nor is it contingently liable for any of JHYH's liabilities, all of which are non-recourse to the Company. The Company's maximum exposure to loss as a result of its investment in JHYH is limited to the book value of its investment ($280,900,000 at December 31, 2008) plus any additional capital it decides to invest.

Wintergreen Partners Fund, L.P. ("Wintergreen")

The Company has invested an aggregate of $50,000,000 in Wintergreen, a limited partnership that invests in domestic and foreign debt and equity securities. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $(32,600,000), $14,000,000 and $11,000,000, respectively, of pre-tax income
(losses) from this investment under the equity method of accounting. At December 31, 2008, the book value of the Company's investment in Wintergreen was $42,900,000. The Company expects to fully redeem its interest during 2009.

EagleRock Capital Partners (QP), LP ("EagleRock")

During 2001, the Company invested $50,000,000 in EagleRock, a limited partnership that invests and trades in securities and other investment vehicles. At December 31, 2008, the book value of the Company's equity investment in EagleRock was $2,000,000; the Company received distributions of $12,500,000, $15,000,000 and $48,200,000 from EagleRock in 2008, 2007 and 2006, respectively.
Pre-tax income (losses) of $(19,000,000), $(11,800,000) and $16,400,000 for the
years ended December 31, 2008, 2007 and 2006, respectively, were recorded from this investment under the equity method of accounting. EagleRock is in the process of liquidating its investments and distributing proceeds to its partners.

Highland Funds

In January 2007, the Company invested $74,000,000 in Highland Opportunity Fund, L.P. ("Highland Opportunity"), a limited partnership which principally invests through a master fund in mortgage-backed and asset-backed securities, and $25,000,000 in HFH ShortPLUS Fund, L.P. ("Shortplus"), a limited partnership which principally invests through a master fund in a short-term based portfolio of asset-backed securities. For the years ended December 31, 2008 and 2007, the Company recorded pre-tax income (losses) of $(17,200,000) and $(17,600,000), respectively, for Highland Opportunity and $10,500,000 and $54,500,000, respectively, for Shortplus. During 2008, the Company redeemed its investment in Highland Opportunity and received distributions of $40,000,000. During 2008, the Company received distributions of $50,000,000 from Shortplus. At December 31, 2008, the book value of the Company's investment in Shortplus was $39,900,000.

Pershing Square IV, L.P. ("Pershing Square")

In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square, a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square's general partner. The stated objective of Pershing Square is to create significant capital appreciation by investing in Target Corporation. For the years ended December 31, 2008 and 2007, the Company recorded $77,700,000 and $85,500,000, respectively, of pre-tax losses from this investment under the equity method of accounting, principally resulting from declines in the market value of Target Corporation's common stock. At December 31, 2008, the book value of the Company's investment in Pershing Square was $36,700,000.

RCG Ambrose, L.P. ("Ambrose")

In September 2007, the Company invested $75,000,000 in Ambrose, a limited partnership which principally invests through a master fund in anticipated corporate transactions including mergers, acquisitions, recapitalizations and similar events. For the years ended December 31, 2008 and 2007, the Company recorded $1,000,000 and $1,100,000, respectively, of pre-tax losses from this investment under the equity method of accounting. During 2008, the Company redeemed its investment in Ambrose and received distributions of $72,900,000.

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in results of operations for the three years ended December 31, 2008. (Amounts are in thousands.)




                                                                               2008               2007
                                                                               ----               ----

  Assets                                                                    $   5,076,600       $  5,761,200
  Liabilities                                                                   1,808,900          1,446,500
                                                                            -------------       ------------
         Net assets                                                         $   3,267,700       $  4,314,700
                                                                            =============       ============
  The Company's portion of the reported net assets                          $     894,200       $  1,175,700
                                                                            =============       ============

                                                                               2008               2007               2006
                                                                               ----               ----               ----

  Total revenues (including securities gains (losses))                      $    (482,400)      $    158,900       $    640,400
  Income (loss) from continuing operations before
    extraordinary items                                                     $  (1,460,700)      $   (625,100)      $    214,600
  Net income (loss)                                                         $  (1,460,700)      $   (625,100)      $    214,600
  The Company's equity in net income (loss)                                 $    (275,800)      $    (31,200)      $     60,100


As permitted under SFAS 159, the Company elected the fair value option for two of its associated companies investments, ACF and Jefferies, rather than apply the equity method of accounting. The following table provides summarized data for the year ended December 31, 2008 with respect to ACF and Jefferies. (Amounts are in thousands.)



  Assets                                                                      $ 34,131,800
  Liabilities                                                                   30,032,400
                                                                              ------------
       Net assets                                                             $  4,099,400
                                                                              ============

  Total revenues                                                              $  3,655,500
  Loss from continuing operations before extraordinary items                  $   (614,900)
  Net loss                                                                    $   (614,900)

Except for its investment in CLC, the Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above tables. All such liabilities are non-recourse to the Company. The Company's exposure to adverse events at the investee companies is limited to the book value of its investment.

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

ATX Communications, Inc. ("ATX")

In September 2006, the Company sold ATX for aggregate cash consideration of approximately $85,700,000 and recorded a pre-tax gain on sale of discontinued operations of $41,600,000 ($26,100,000 after tax). Losses of $1,100,000 in 2008 relate to an indemnification obligation to the purchaser.

WilTel Communications Group, LLC ("WilTel")

In December 2005, the Company sold WilTel to Level 3 Communications, Inc. ("Level 3"). Gain on disposal of discontinued operations for 2007 includes a pre-tax gain of $800,000 ($500,000 after tax) from the resolution of sale-related contingencies. Gain on disposal of discontinued operations during 2006 includes $2,400,000 of pre-tax gains ($1,500,000 after tax) principally for the resolution of certain sale-related contingencies and obligations and working capital adjustments.

During 2007, WilTel's former headquarters building, which was not included in the sale to Level 3 and was retained by the Company, was sold for net cash proceeds of $53,500,000 resulting in a small gain.

Other

In 2008, the Company received distributions totaling $44,900,000 from its subsidiary, Empire Insurance Company ("Empire"), which has been undergoing a voluntary liquidation since 2001. The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time. Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department. The distributions were recognized as income from discontinued operations; for income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary. Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

Gain on disposal of discontinued operations for 2007 includes a pre-tax gain of $4,000,000 ($2,800,000 after tax) related to the collection of additional amounts from the sale of the Company's interest in an Argentine shoe manufacturer in 2005 that had not been previously recognized (collectibility was uncertain).

In 2006, the Company sold its gas properties and recorded a pre-tax loss on disposal of discontinued operations of $900,000. Income (loss) from discontinued operations for 2006 includes $2,900,000 of pre-tax losses related to these gas properties.

In 2006, the Company received $3,000,000 from a former insurance subsidiary which, for many years, had been undergoing liquidation proceedings controlled by state insurance regulators. The Company reflected the amount received as a gain on disposal of discontinued operations. For income tax purposes, the payment is treated as a non-taxable distribution paid by a subsidiary; as a result, no tax expense was recorded.

A summary of the results of discontinued operations is as follows for the year ended December 31, 2006 (in thousands):

                                                                                       2006
                                                                                       ----
Revenues and other income:
   Telecommunications revenues                                                       $ 118,987
   Healthcare revenues                                                                 110,370
   Investment and other income                                                           2,790
                                                                                     ---------
                                                                                       232,147
                                                                                     ---------
Expenses:
   Telecommunications cost of sales                                                     72,231
   Healthcare cost of sales                                                             95,628
   Interest                                                                              1,321
   Salaries                                                                             26,889
   Depreciation and amortization                                                        10,018
   Selling, general and other expenses                                                  29,888
                                                                                     ---------
                                                                                       235,975
                                                                                     ---------
   Loss from discontinued operations before income taxes                                (3,828)
Income tax provision                                                                       132
                                                                                     ---------
   Loss from discontinued operations, net of taxes                                   $  (3,960)
                                                                                     =========

Results of discontinued operations for 2008 and 2007 were not material.

6. Investments:
   ------------

A summary of investments classified as current assets at December 31, 2008 and 2007 is as follows (in thousands):


                                                                             2008                                2007
                                                                ------------------------------      ------------------------------
                                                                                 Carrying Value                      Carrying Value
                                                                 Amortized       and Estimated       Amortized        and Estimated
                                                                    Cost          Fair Value           Cost            Fair Value
                                                                 ---------       -------------       ---------        -------------


Investments available for sale                                   $ 360,814        $  362,628         $ 897,470        $  899,053
Trading securities                                                    --                --              47,180            71,618
Other investments, including accrued interest income                 3,966             3,836            12,528            12,528
                                                                 ---------        ----------         ---------        ----------
   Total current investments                                     $ 364,780        $  366,464         $ 957,178        $  983,199
                                                                 =========        ==========         =========        ==========

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2008 and 2007 are as follows (in thousands):

                                                                                             Gross          Gross         Estimated
                                                                          Amortized        Unrealized      Unrealized       Fair
                                                                            Cost             Gains          Losses           Value
                                                                        ------------       ---------       --------       --------
2008
----
Bonds and notes:
   United States Government and agencies                                 $   251,895        $   925        $  --          $ 252,820
   U.S. Government-Sponsored Enterprises                                      72,273             46           --             72,319
   All other corporates                                                       36,646          1,263            420           37,489
                                                                         -----------        -------        -------        ---------
       Total fixed maturities                                            $   360,814        $ 2,234        $   420        $ 362,628
                                                                         ===========        =======        =======        =========

2007
----
Bonds and notes:
   United States Government and agencies                                 $   735,721        $ 1,634        $   189        $ 737,166
   U.S. Government-Sponsored Enterprises                                     159,365            138              8          159,495
   All other corporates                                                        2,384             17              9            2,392
                                                                         -----------        -------        -------        ---------
       Total fixed maturities                                            $   897,470        $ 1,789        $   206        $ 899,053
                                                                         ===========        =======        =======        =========

                                      F-21

At December 31, 2007, trading securities was comprised of other investments, principally an investment in credit default swaps carried at fair value of $22,000,000, and the INTL Consilium Emerging Market Absolute Return Fund, LLC's investment in a master fund. For 2007, net securities gains (losses) include $19,500,000 of unrealized gains related to the credit default swaps. The Company's objective in making this speculative investment was to realize capital appreciation.

A summary of non-current investments at December 31, 2008 and 2007 is as follows (in thousands):

                                                                          2008                                2007
                                                              --------------------------------    -------------------------------
                                                                                Carrying Value                      Carrying Value
                                                              Amortized         and Estimated      Amortized        and Estimated
                                                                 Cost             Fair Value          Cost            Fair Value
                                                              -----------       -------------     -----------        -------------
Investments available for sale                                $   723,222        $   859,122      $   914,230        $ 2,580,890
Other investments                                                 168,890            168,890          195,631            195,631
                                                              -----------        -----------      -----------        -----------
   Total non-current investments                              $   892,112        $ 1,028,012      $ 1,109,861        $ 2,776,521
                                                              ===========        ===========      ===========        ===========

Non-current investments include 5,600,000 common shares of Inmet, which have a cost of $78,000,000 and carrying values of $90,000,000 and $78,000,000 at
December 31, 2008 and 2007, respectively. Although the Inmet shares have registration rights, they may not be sold until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee of CLC's credit facilities. As required under GAAP, because of the transfer restriction the Inmet shares were carried at the initially recorded value until one year prior to the termination of the transfer restrictions; accordingly, starting in the third quarter of 2008 the Inmet shares are carried at market value. The Inmet shares are included in non-current investments available for sale at December 31, 2008 and in other non-current investments at December 31, 2007.

In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), the Company invested an aggregate of $408,000,000, including expenses, in Fortescue's Pilbara iron ore and infrastructure project in Western Australia. In exchange for its cash investment, the Company received 264,000,000 common shares of Fortescue, representing approximately 9.99% of the outstanding Fortescue common stock, and a $100,000,000 note of FMG that matures in August 2019. In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth. In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 13,986,000 common shares of Fortescue for $44,200,000. Non-current available for sale investments include 277,986,000 common shares of Fortescue, representing approximately 9.9% of the outstanding Fortescue common stock at December 31, 2008 and 2007. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol:
FMG), and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Fortescue shares have a cost of $246,300,000 and market values of $377,000,000 and $1,824,700,000 at December 31, 2008 and 2007, respectively.

Interest on the FMG note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas, which commenced production in May 2008. The note is unsecured and subordinate to the project's senior secured debt. Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments on the note are currently being deferred due to covenants contained in the project's senior secured debt. Any interest payment that is deferred will earn simple interest at 9.5%. The Company has recorded accrued interest on the FMG note of $40,500,000 at December 31, 2008. For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 was initially classified with other non-current assets and is being amortized to expense as the 4% of revenue is earned. Depreciation and amortization expense for the year ended December 31, 2008 includes prepaid mining interest amortization of $2,800,000.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2008 and 2007 are as follows (in thousands):

                                                                                           Gross           Gross          Estimated
                                                                        Amortized        Unrealized      Unrealized         Fair
                                                                           Cost            Gains           Losses           Value
                                                                       ----------        ----------      -----------       --------

2008
----
Bonds and notes:
   United States Government and agencies                               $    11,839       $     --         $    394       $   11,445
   U.S. Government-Sponsored Enterprises                                   284,696              753          3,704          281,745
   All other corporates                                                      4,648               87            234            4,501
                                                                       -----------       ----------       --------       ----------
       Total fixed maturities                                              301,183              840          4,332          297,691
                                                                       -----------       ----------       --------       ----------

Equity securities:
   Common stocks:
     Banks, trusts and insurance companies                                  13,750            2,890           --             16,640
     Industrial, miscellaneous and all other                               408,289          143,067          6,565          544,791
                                                                       -----------       ----------       --------       ----------
       Total equity securities                                             422,039          145,957          6,565          561,431
                                                                       -----------       ----------       --------       ----------
                                                                       $   723,222       $  146,797       $ 10,897       $  859,122
                                                                       ===========       ==========       ========       ==========
2007
----
Bonds and notes:
   United States Government and agencies                               $    54,148       $      457       $    404       $   54,201
   U.S. Government-Sponsored Enterprises                                   286,204              293          3,448          283,049
   All other corporates                                                     49,690            5,403          1,099           53,994
                                                                       -----------       ----------       --------       ----------
       Total fixed maturities                                              390,042            6,153          4,951          391,244
                                                                       -----------       ----------       --------       ----------

Equity securities:
   Common stocks:
     Banks, trusts and insurance companies                                  99,716           33,863          1,133          132,446
     Industrial, miscellaneous and all other                               424,472        1,638,196          5,468        2,057,200
                                                                       -----------       ----------       --------       ----------
       Total equity securities                                             524,188        1,672,059          6,601        2,189,646
                                                                       -----------       ----------       --------       ----------
                                                                       $   914,230       $1,678,212       $ 11,552       $2,580,890
                                                                       ===========       ==========       ========       ==========


The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                        Estimated
                                                                                         Amortized         Fair
                                                                                            Cost           Value
                                                                                        ----------      ---------
                                                                                               (In thousands)

Due after one year through five years                                                   $      586      $      674
Due after five years through ten years                                                        --             --
Due after ten years                                                                          4,062           3,827
                                                                                        ----------      ----------
                                                                                             4,648           4,501
Mortgage-backed securities                                                                 296,535         293,190
                                                                                        ----------      ----------
                                                                                        $  301,183      $  297,691
                                                                                        ==========      ==========

Net unrealized gains on investments were $24,000,000, $997,700,000 and $37,800,000 at December 31, 2008, 2007 and 2006, respectively. Reclassification adjustments included in comprehensive income (loss) for the three year period ended December 31, 2008 are as follows (in thousands):



                                                                                        2008              2007             2006
                                                                                        ----              ----             ----

Net unrealized holding gains (losses) arising during the period, net of
   taxes of $536,981, $561,743 and $48,799                                         $  (938,930)     $   981,411       $    86,004
Less:  reclassification adjustment for net (gains) losses included in net
   income (loss), net of taxes of $19,872, $12,328 and $14,650                         (34,746)         (21,539)          (25,817)
                                                                                   -----------      -----------       -----------
Net change in unrealized gains (losses) on investments, net of taxes
   of $556,853, $549,415 and $34,149                                               $  (973,676)     $   959,872       $    60,187
                                                                                   ===========      ===========       ===========

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at December 31, 2008 (in thousands):



                                                                                                           Unrealized
Description of Securities                                                             Fair Value             Losses
-------------------------                                                            -----------           ----------

Mortgage-backed securities                                                           $   186,333           $   2,903
Corporate bonds                                                                           38,891                 654
Marketable equity securities                                                              23,904               6,565
                                                                                     -----------           ---------
   Total temporarily impaired securities                                             $   249,128           $  10,122
                                                                                     ===========           =========

The unrealized losses on the mortgage-backed securities were considered to be minor (approximately 1.6%). The unrealized losses on the mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises) relate to 102 securities substantially all of which were purchased between 2006 and 2008. The unrealized losses related to the corporate bonds and marketable equity securities are not considered to be an other than temporary impairment. This determination is based on a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in the fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment.

At December 31, 2008, the Company's investments which have been in a continuous unrealized loss position for 12 months or longer are comprised of 27 securities which had aggregate gross unrealized losses of approximately $1,200,000 and an aggregate fair value of approximately $41,300,000. These securities are mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises).

At December 31, 2008 and 2007, the aggregate carrying amount of the Company's investment in securities that are accounted for under the cost method totaled $168,900,000 and $195,600,000, respectively. The December 31, 2007 amount included $78,000,000 related to the Company's investment in the Inmet common shares, which had a market value in excess of the carrying amount. The fair value of the remaining cost method securities was not estimated as it was not practicable to estimate the fair value of these investments.

Securities with book values of $8,100,000 and $12,500,000 at December 31, 2008 and 2007, respectively, collateralized certain swap agreements.

7. Trade, Notes and Other Receivables, Net:
   ---------------------------------------

A summary of current trade, notes and other receivables, net at December 31, 2008 and 2007 is as follows (in thousands):


                                                                                       2008              2007
                                                                                       ----              ----

   Trade receivables                                                               $   79,462        $   66,101
   Accrued interest on FMG note                                                        40,467              --
   Receivables related to securities                                                    4,512            13,678
   Receivables related to associated companies                                          1,126            19,276
   Receivables relating to real estate activities                                       1,000             5,934
   Other                                                                               15,506            30,800
                                                                                   ----------        ----------
                                                                                      142,073           135,789
   Allowance for doubtful accounts                                                     (3,710)           (2,024)
                                                                                   ----------        ----------
       Total current trade, notes and other receivables, net                       $  138,363        $  133,765
                                                                                   ==========        ==========

8. Inventory:
   ----------

A summary of inventory (which is included in the caption, prepaids and other current assets) at December 31, 2008 is as follows (in thousands):


Raw materials                                $   9,148
Work in process                                 15,436
Finished goods                                  52,319
                                             ---------
                                             $  76,903
                                             =========

9. Intangible Assets, Net and Goodwill:
   -----------------------------------

A summary of these assets at December 31, 2008 and 2007 is as follows (in thousands):


                                                                                        2008             2007
                                                                                        ----             ----

Intangibles:
   Customer relationships, net of accumulated amortization of $27,473
     and $19,472                                                                    $    55,670     $    52,362
   Licenses, net of accumulated amortization of $991 and $361                            10,947          11,527
   Trademarks and tradename, net of accumulated amortization of $593
     and $403                                                                             3,689           1,886
   Patents, net of accumulated amortization of $611 and $453                              1,749           1,907
   Other, net of accumulated amortization of $2,344 and $2,048                            3,477           3,673
Goodwill                                                                                  9,316           8,151
                                                                                    -----------     -----------
                                                                                    $    84,848     $    79,506
                                                                                    ===========     ===========

During 2008, customer relationships, and trademarks and tradename increased by $11,300,000 and $2,000,000, respectively, primarily due to acquisitions by STi Prepaid. These intangible assets are being amortized on a straight line basis over their estimated useful lives. The increase in goodwill during 2008 also resulted from acquisitions by STi Prepaid. At December 31, 2007, all of the goodwill in the above table related to Conwed Plastics.

Amortization expense on intangible assets was $9,300,000, $8,600,000 and $7,700,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2009 - $10,400,000; 2010 - $10,100,000; 2011 - $9,600,000; 2012 - $8,900,000; and 2013 - $8,600,000.

10. Other Assets:
    -------------

A summary of non-current other assets at December 31, 2008 and 2007 is as follows (in thousands):


                                                                                      2008            2007
                                                                                      ----            ----

Real Estate                                                                        $  320,729       $  225,409
Unamortized debt expense                                                               26,915           33,447
Restricted cash                                                                        90,752           93,556
Prepaid mining interest                                                               173,165          184,315
Other                                                                                   8,229            7,705
                                                                                   ----------       ----------
                                                                                   $  619,790       $  544,432
                                                                                   ==========       ==========

In October 2007, the Company entered into an agreement with the Panama City-Bay County Airport and Industrial District of Panama City, Florida to purchase approximately 708 acres of land which currently houses the Panama City-Bay County International Airport. At December 31, 2008 and 2007, restricted cash included $56,500,000 that has been placed into escrow pursuant to this agreement; the transaction will close and title to the property will pass only after the city completes construction of a new airport and moves the airport operations to its new location within specified timeframes. In addition, restricted cash at December 31, 2008 and 2007 includes $14,700,000 of escrowed funds relating to the Premier noteholders' claims; see Note 19 for further information.

The Company's prepaid mining interest relates to its investment in Fortescue, which is more fully explained in Note 6.

11. Property, Equipment and Leasehold Improvements, Net:
    ----------------------------------------------------

A summary of property, equipment and leasehold improvements, net at December 31, 2008 and 2007 is as follows (in thousands):


                                                                                Depreciable
                                                                                   Lives
                                                                                 (in years)          2008              2007
                                                                                 ----------          ----              ----

Buildings and leasehold improvements                                              3-45           $  403,186       $   359,801
Machinery and equipment                                                           3-40              180,836           157,692
Network equipment                                                                 5-15               16,597            32,294
Corporate aircraft                                                                  10              100,021            87,981
Computer equipment and software                                                    2-5               17,009            14,455
Furniture and fixtures                                                            2-10               25,383            23,549
Construction in progress                                                           N/A                3,836            10,498
Other                                                                              3-5                3,459             3,300
                                                                                                 ----------       -----------
                                                                                                    750,327           689,570
   Accumulated depreciation and amortization                                                       (215,687)         (176,766)
                                                                                                 ----------       -----------
                                                                                                 $  534,640       $   512,804
                                                                                                 ==========       ===========

12. Trade Payables and Expense Accruals:
    -----------------------------------

A summary of trade payables and expense accruals at December 31, 2008 and 2007 is as follows (in thousands):


                                                                                       2008             2007
                                                                                       ----             ----

   Trade payables                                                                   $  35,104         $  41,877
   Due to telecommunication carriers and accrued carrier costs                         32,270            31,289
   Payables related to securities                                                       3,885             4,712
   Accrued compensation, severance and other employee benefits                         44,752            46,722
   Accrued legal and professional fees                                                  9,484            19,224
   Accrued clinical trial expenses                                                      2,003             6,648
   Taxes other than income                                                              7,363             3,481
   Accrued interest payable                                                            41,779            41,348
   Other                                                                               29,230            34,259
                                                                                    ---------         ---------
                                                                                    $ 205,870         $ 229,560
                                                                                    =========         =========

13. Indebtedness:
    -------------

The principal amount, stated interest rate and maturity date of outstanding debt at December 31, 2008 and 2007 are as follows (dollars in thousands):



                                                                                             2008             2007
                                                                                             ----             ----

Parent Company Debt:
   Senior Notes:
      Bank credit facility                                                               $     --       $     --
      7 3/4% Senior Notes due 2013, less debt discount of $267 and $312                        99,733         99,688
      7% Senior Notes due 2013, net of debt premium of $673 and $793                          375,673        375,793
      7 1/8% Senior Notes due 2017                                                            500,000        500,000
      8 1/8% Senior Notes due 2015, less debt discount of $7,470 and $8,266                   492,530        491,734
   Subordinated Notes:
      3 3/4% Convertible Senior Subordinated Notes due 2014                                   221,110        350,000
      8.65% Junior Subordinated Deferrable Interest Debentures due 2027                        98,200         98,200
Subsidiary Debt:
   Repurchase agreements                                                                      151,088        124,977
   Aircraft financing                                                                          37,108         39,221
   Capital leases due 2009 through 2012 with a weighted average
      interest rate of 8.1%                                                                       927         10,194
   Other due 2009 through 2011 with a weighted average interest
      rate of 3.3%                                                                            105,087         46,743
                                                                                         ------------   ------------
       Total debt                                                                           2,081,456      2,136,550
Less:  current maturities                                                                    (248,713)      (132,405)
                                                                                         ------------   ------------
       Long-term debt                                                                    $  1,832,743   $  2,004,145
                                                                                         ============   ============

Parent Company Debt:

In June 2006, the Company entered into a new credit agreement with various bank lenders for a $100,000,000 unsecured credit facility that expires in June 2011 and bears interest based on the Eurocurrency rate or the prime rate. At December 31, 2008, no amounts were outstanding under this bank credit facility.

In April 2004, the Company sold $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes due 2014 in a private placement transaction. The notes are convertible into the Company's common shares at $22.97 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 43.5414 shares per each $1,000 principal amount of notes subject to adjustment (an aggregate of 15,239,490 shares). During 2008, the Company issued 5,611,913 common shares upon the conversion of $128,887,000 principal amount of the notes, pursuant to privately negotiated transactions to induce conversion. The number of common shares issued was in accordance with the terms of the notes; however, the Company paid the former noteholders $12,200,000 in addition to the shares. The additional cash payments were expensed. Separately, another bondholder converted $3,000 principal amount of the convertible notes into common shares.

The Company's senior note indentures contain covenants that restrict its ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries unless, at the time of such incurrence or issuance, the Company meets a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Liens, limit the ability of Material Subsidiaries to incur Funded Debt in certain circumstances, and contain other terms and restrictions all as defined in the senior note indentures. The Company has the ability to incur substantial additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions. If the Company is unable to meet the specified ratio, the Company would not be able to issue additional Indebtedness or Preferred Stock, but the Company's inability to meet the applicable ratio would not result in a default under its senior note indentures. The Company's bank credit agreement also contains covenants and restrictions which are generally more restrictive than the senior note indentures; however, the Company has the ability to terminate the bank credit agreement if no amounts are outstanding. As of December 31, 2008, cash dividends of approximately $327,200,000 would be eligible to be paid under the bank credit agreement; the senior note indentures do not restrict the payment of dividends.

Subsidiary Debt:

Debt due within one year includes $151,100,000 and $125,000,000 as of December 31, 2008 and 2007, respectively, relating to repurchase agreements. At December 31, 2008, these fixed rate repurchase agreements have a weighted average interest rate of approximately 2.25%, mature in January 2009 and are collateralized by non-current investments with a carrying value of $164,700,000.

During 2001, a subsidiary of the Company borrowed $53,100,000 collateralized by certain of its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. The interest rate at December 31, 2008 was 5.9%. The subsidiary has entered into an interest rate swap agreement for this financing, which fixed the interest rate at approximately 5.7%. The subsidiary would have paid $3,300,000 and $1,500,000 at December 31, 2008 and 2007, respectively, if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation. The Parent company has guaranteed this financing.

Capital leases at December 31, 2007 primarily consist of a sale-leaseback transaction related to certain corporate aircraft. During 2008, the Company exercised its purchase option to acquire the corporate aircraft and the capital leases were terminated.

Other subsidiary debt at December 31, 2008 and 2007 principally includes Premier's equipment financing ($14,700,000 and $18,700,000, respectively) and debt secured by a real estate development project ($90,200,000 and $27,800,000, respectively). With respect to the real estate development project, the subsidiary entered into an interest rate swap agreement, which fixed the interest rate at approximately 5.1%. The subsidiary would have paid $8,500,000 and $3,900,000 at December 31, 2008 and 2007, respectively, if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation.

At December 31, 2008, $374,600,000 of other assets (primarily investments, real estate and property) are pledged for indebtedness aggregating $293,600,000.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2013 are as follows: 2009 - $248,700,000; 2010 -
$12,600,000; 2011 - $32,900,000; 2012 - $0; and 2013 - $475,000,000.

The weighted average interest rate on short-term borrowings (consisting of repurchase agreements) was 2.25% and 5.1% at December 31, 2008 and 2007, respectively.

14. Common Shares, Stock Options and Preferred Shares:
    -------------------------------------------------

During 2008, 5,612,043 shares of common stock were issued upon conversion of $128,890,000 principal amount of the Company's 3 3/4% Convertible Notes. In April 2008, the Company sold to Jefferies 10,000,000 of the Company's common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash. In September 2007, the Company completed the issuance and sale of 5,500,000 of its common shares at a net price of $45.50 per share. Net proceeds after payment of underwriting fees were $242,000,000.

The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In March 2007, the Company's Board of Directors increased to 12,000,000 the maximum number of shares that the Company is authorized to purchase. During the three year period ended December 31, 2008, the Company acquired 13,731 common shares at an average price of $34.34 per common share, all in connection with stock option exercises. At December 31, 2008, the Company is authorized to repurchase 11,992,829 common shares.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As a result of the adoption of SFAS 123R, compensation cost increased by $12,200,000, $11,200,000 and $15,200,000 for the years ended
December 31, 2008, 2007 and 2006, respectively, and net loss increased by $12,200,000 for 2008 and net income decreased by $8,100,000 and $9,800,000 for
2007 and 2006, respectively. As of December 31, 2008, total unrecognized compensation cost related to nonvested share-based compensation plans was $18,900,000; this cost is expected to be recognized over a weighted-average period of 1.4 years.

As of December 31, 2008, the Company has two share-based plans: a fixed stock option plan and a senior executive warrant plan. The fixed stock option plan provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 450,000 shares to any individual in a given taxable year. The maximum number of common shares that may be acquired through the exercise of options or rights under this plan cannot exceed 2,519,150. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of December 31, 2008, 831,850 shares were available for grant under the plan.

The senior executive warrant plan provides for the issuance, subject to shareholder approval, of warrants to purchase up to 2,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to 105% of the closing price per share of a common share on the date of grant. On March 6, 2006, the Company's Board of Directors approved, subject to shareholder approval, the grant of warrants to purchase 2,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to $28.515 per share (105% of the closing price per share of a common share on that date). In May 2006, shareholder approval was received and the warrants were issued. The warrants expire in 2011 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year. At December 31, 2008, 4,000,000 warrants were outstanding and 2,400,000 were exercisable; since the exercise price exceeds the market price the warrants have no aggregate intrinsic value. Both the outstanding and exercisable warrants had a weighted-average remaining contractual term of 2.2 years. No warrants were exercised or forfeited during 2008.

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2008 is as follows:


                                                                                                     Weighted-
                                                                    Common            Weighted-       Average
                                                                    Shares             Average       Remaining          Aggregate
                                                                    Subject           Exercise       Contractual        Intrinsic
                                                                   to Option           Prices           Term             Value
                                                                   ---------           ------        ----------      --------------

Balance at December 31, 2005                                        1,955,260          $17.60
   Granted                                                          1,037,000          $27.42
   Exercised                                                         (300,010)         $12.79                          $  4,400,000
                                                                                                                       ============
   Cancelled                                                          (34,000)         $23.40
                                                                  -----------

Balance at December 31, 2006                                        2,658,250          $21.90
   Granted                                                             12,000          $33.50
   Exercised                                                         (727,689)         $15.72                          $ 18,400,000
                                                                                                                       ============
   Cancelled                                                          (63,200)         $23.52
                                                                  -----------

Balance at December 31, 2007                                        1,879,361          $24.31
   Granted                                                            879,500          $28.23
   Exercised                                                         (314,571)         $20.04                          $  9,300,000
                                                                                                                       ============
   Cancelled                                                         (144,000)         $25.94
                                                                  -----------

Balance at December 31, 2008                                        2,300,290          $26.29          4.2 years       $    100,000
                                                                  ===========                          =========       ============
Exercisable at December 31, 2008                                      330,390          $23.73          2.6 years       $    100,000
                                                                  ===========                          =========       ============

  The following summary presents the weighted-average assumptions used for grants made during each of the three years in the period ended December 31, 2008:


                                                           2008               2007                      2006
                                                     ------------       -----------         --------------------------
                                                        Options            Options           Options        Warrants
                                                        -------            -------           -------        --------


Risk free interest rate                                    2.34%             4.57%              4.47%          4.95%
Expected volatility                                       38.46%            21.71%             22.85%         23.05%
Expected dividend yield                                     .45%              .75%               .90%           .41%
Expected life                                          4.0 years         4.3 years          4.0 years      4.3 years
Weighted-average fair value per grant                      $8.94             $8.03              $6.25          $9.39

The expected life assumptions were based on historical behavior and incorporated post-vesting forfeitures for each type of award and population identified. The expected volatility was based on the historical behavior of the Company's stock price.

At December 31, 2008 and 2007, 3,132,140 and 3,446,711, respectively, of the Company's common shares were reserved for stock options, 9,627,447 and 15,239,490, respectively, of the Company's common shares were reserved for the 3 3/4% Convertible Senior Subordinated Notes and 4,000,000 of the Company's common shares were reserved for warrants.

At December 31, 2008 and 2007, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

15. Net Securities Gains (Losses):
    ----------------------------

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 2008 (in thousands):


                                                                                   2008               2007                2006
                                                                                   ----               ----                ----

Net realized gains on securities                                               $    23,383         $ 109,356          $ 129,734
Write-down of investments (a)                                                     (143,417)          (36,834)           (12,940)
Net unrealized gains (losses) on trading securities                                (24,508)           23,119                365
                                                                               -----------         ---------          ---------
                                                                               $  (144,542)        $  95,641          $ 117,159
                                                                               ===========         =========          =========

(a) Consists of provisions to write down investments in certain debt and equity securities resulting from declines in fair values of securities believed to be other than temporary.

During 2007, the Company sold all of its common stock holdings in Eastman Chemical Company and recognized a net security gain of $37,800,000. During 2006, the Company sold all of its shares of Level 3 common stock received in connection with the sale of WilTel for total proceeds of $376,600,000 and recorded a pre-tax gain of $37,400,000.

Proceeds from sales of investments classified as available for sale were $4,485,200,000, $5,286,100,000 and $2,932,800,000 during 2008, 2007 and 2006, respectively. Gross gains of $22,400,000, $99,000,000 and $134,200,000 and gross losses of $44,000,000, $5,500,000 and $3,200,000 were realized on these sales during 2008, 2007 and 2006, respectively.

16. Other Results of Operations Information:
    ----------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2008 consists of the following (in thousands):


                                                                                       2008              2007             2006
                                                                                       ----              ----             ----

Interest on short-term investments                                                $    4,053        $   18,121        $   10,909
Dividend income                                                                        8,180            13,290            12,019
Interest on fixed maturity investments                                                41,555            64,787            91,634
Other investment income                                                                3,974             4,075             4,630
Income related to Fortescue's Pilbara project                                         40,467               --                --
Gains on sale of real estate and other assets, net of costs                            3,395            11,607            75,729
Reimbursement for minority interest losses                                             5,551               --                --
Income related to settlement of insurance claims                                      11,546               --                --
Income related to sale of associated companies                                           --             11,441            34,673
Recovery of bankruptcy claims                                                            --                --              7,371
Income on termination of joint development agreement                                     --              8,490               --
Rental income                                                                          8,617             5,723             7,023
Winery revenues                                                                       22,102            20,091            20,822
Other                                                                                 39,611            23,840            29,868
                                                                                  ----------        ----------        ----------
                                                                                  $  189,051        $  181,465        $  294,678
                                                                                  ==========        ==========        ==========

See Note 6 for information concerning the income related to Fortescue's Pilbara project.

For 2008, other income for the gaming entertainment segment includes a $7,300,000 gain from the settlement of an insurance claim and $5,600,000 resulting from capital contributions from the minority interest. In prior periods, the Company recorded 100% of the losses from this segment after cumulative loss allocations to the minority interest had reduced the minority interest liability to zero. Since the minority interest liability remains at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the minority interest losses that were not previously allocated to the minority interest. For 2008, manufacturing other income includes a $4,200,000 gain from the settlement of an insurance claim relating to Idaho Timber.

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

Taxes, other than income or payroll, amounted to $21,300,000, $10,400,000 and $3,900,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising costs amounted to $25,000,000, $9,700,000 and $900,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and development costs charged to expense were $14,000,000, $22,300,000 and $16,500,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

17. Income Taxes:
    -------------

The principal components of deferred taxes at December 31, 2008 and 2007 are as follows (in thousands):



                                                                                       2008             2007
                                                                                       ----             ----

Deferred Tax Asset:
   Securities valuation reserves                                                 $    235,498      $     40,473
   Other assets                                                                        61,696            45,089
   NOL carryover                                                                    2,090,031         1,972,901
   Other liabilities                                                                   47,850            48,829
                                                                                 ------------      ------------
                                                                                    2,435,075         2,107,292
   Valuation allowance                                                             (2,307,281)         (299,775)
                                                                                 ------------      ------------
                                                                                      127,794         1,807,517
                                                                                 ------------      ------------
Deferred Tax Liability:
   Unrealized gains on investments                                                    (51,799)         (626,364)
   Depreciation                                                                       (12,715)          (18,536)
   Other                                                                              (23,045)          (24,535)
                                                                                 ------------      ------------
                                                                                      (87,559)         (669,435)
                                                                                 ------------      ------------
   Net deferred tax asset                                                        $     40,235      $  1,138,082
                                                                                 ============      ============

As of December 31, 2008, the Company had consolidated federal NOLs of $1,002,600,000, none of which expire prior to 2023, that may be used to offset the taxable income of any member of the Company's consolidated tax group. In addition, the Company has $4,743,000,000 of federal NOLs that are only available to offset the taxable income of certain subsidiaries. Except for $3,941,000 that expire in 2012, none of the other NOLs expire prior to 2017. The Company also has various state NOLs that expire at different times, which are reflected in the above table to the extent the Company estimates its future taxable income will be apportioned to those states. Uncertainties that may affect the utilization of the Company's tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

As more fully discussed in Note 2, during 2008 the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense. During 2007, the Company concluded that it was more likely than not that it would have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $542,700,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation includes a charter restriction that prohibits transfers of the Company's common stock under certain circumstances.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2008 was as follows, excluding amounts allocated to income (losses) related to associated companies and discontinued operations (in thousands):


                                                                                    2008                2007             2006
                                                                                    ----               ------             ----

State income taxes                                                                $     3,266        $    4,176        $    3,682
Resolution of state tax contingencies                                                    (254)           (1,475)           (8,000)
Federal income taxes:
   Current                                                                               (116)           (1,958)            1,721
   Deferred                                                                            (1,420)          (17,925)           44,203
Increase (decrease) in valuation allowance                                          1,672,138          (542,686)             --
Currently payable foreign income taxes                                                     61                97               165
                                                                                  -----------        ----------        ----------
                                                                                  $ 1,673,675        $ (559,771)       $   41,771
                                                                                  ===========        ==========        ==========

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):

                                                                                    2008                2007             2006
                                                                                    ----               ------            ----

Expected federal income tax                                                       $  (128,299)       $  (19,981)       $   46,837
State income taxes, net of federal income tax benefit                                   3,266             2,714             2,393
Increase (decrease) in valuation allowance                                          1,672,138          (542,686)             --
Tax benefit of current year losses fully reserved in valuation allowance              128,591              --                --
Resolution of tax contingencies                                                        (1,669)           (1,475)           (8,000)
Permanent differences                                                                    (292)              824               434
Other                                                                                     (60)              833               107
                                                                                  -----------        ----------        ----------
   Actual income tax provision (benefit)                                          $ 1,673,675        $ (559,771)       $   41,771
                                                                                  ===========        ==========        ==========

Reflected above as resolution of tax contingencies are reductions to the Company's income tax provision for the expiration of the applicable statute of limitations and the favorable resolution of certain federal and state income tax contingencies.

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

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the periods presented (in thousands):



                                                                             Unrecognized
                                                                             Tax Benefits        Interest           Total
                                                                             ------------        --------           -----


As of January 1, 2007, date of adoption of FIN 48                              $  10,500        $ 3,500            $  14,000
Additions to unrecognized tax benefits                                               400            100                  500
Additional interest expense recognized                                              --              800                  800
Audit payments                                                                      (300)          (200)                (500)
Reductions as a result of the lapse of the statute of limitations
  and completion of audits                                                        (1,000)          (500)              (1,500)
                                                                               ---------        -------            ---------
   Balance, December 31, 2007                                                      9,600          3,700               13,300
Additions to unrecognized tax benefits                                             1,200            --                 1,200
Additional interest expense recognized                                              --              800                  800
Audit payments                                                                      --              --                   --
Reductions as a result of the lapse of the statute of limitations
  and completion of audits                                                        (2,900)        (1,300)              (4,200)
                                                                               ---------        -------            ---------
   Balance, December 31, 2008                                                  $   7,900        $ 3,200            $  11,100
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

18. Pension Plans and Postretirement Benefits:
    -----------------------------------------

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

The Company:

Prior to 1999, the Company maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans. A summary of activity with respect to the Company's defined benefit pension plan for 2008 and 2007 is as follows (in thousands):




                                                                                       2008             2007
                                                                                       ----             ----

Projected Benefit Obligation:
   Projected benefit obligation at January 1,                                     $   51,759        $   54,876
   Interest cost (a)                                                                   2,555             2,565
   Actuarial gain                                                                        (53)           (1,587)
   Benefits paid                                                                      (3,633)           (4,095)
                                                                                  ----------        ----------
       Projected benefit obligation at December 31,                               $   50,628        $   51,759
                                                                                  ==========        ==========

Change in Plan Assets:
   Fair value of plan assets at January 1,                                        $   47,203        $   47,653
   Actual return on plan assets                                                        4,706             3,786
   Employer contributions                                                               --                --
   Benefits paid                                                                      (3,633)           (4,095)
   Administrative expenses                                                              (271)             (141)
                                                                                  ----------        ----------
       Fair value of plan assets at December 31,                                  $   48,005        $   47,203
                                                                                  ==========        ==========

Funded Status at end of year                                                      $   (2,623)       $   (4,556)
                                                                                  ==========        ==========

(a) Includes charges to expense of $700,000 for each of 2008 and 2007 relating to discontinued operations obligations.

As of December 31, 2008 and 2007, $11,300,000 and $14,500,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) and $2,600,000 and $4,600,000, respectively, was reflected as accrued pension cost. The Company is currently evaluating whether to make any contributions to the Company's defined benefit pension plan in 2009.

Pension expense related to the defined benefit pension plan charged to operations included the following components (in thousands):


                                                                                       2008             2007            2006
                                                                                       ----             ----            ----

Interest cost                                                                     $   1,836         $   1,838       $   1,916
Expected return on plan assets                                                       (1,470)           (1,238)         (1,052)
Actuarial loss                                                                          563               813             905
Amortization of prior service cost                                                        3                 3               3
                                                                                  ---------         ---------       ---------
     Net pension expense                                                          $     932         $   1,416       $   1,772
                                                                                  =========         =========       =========



At December 31, 2008, the plan's assets consisted of U.S. Government and agencies bonds (19%), U.S. Government-Sponsored Enterprises (49%), investment grade bonds (30%) and cash equivalents (2%). At December 31, 2007, the plan's assets consisted of U.S. Government and agencies bonds (12%), U.S. Government-Sponsored Enterprises (55%), investment grade bonds (27%) and cash equivalents (6%).

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

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2.5% current expected inflation, 2.1% real rate of return for risk-free investments (primarily U.S. government and agency bonds) for the target duration, .3% inflation risk premium and .2% default risk premium for the portion of the portfolio invested in non-U.S. government and agency bonds. The combination of these underlying assumptions resulted in the selection of the 5.1% expected long-term rate of return assumption for 2008. Because pension expense includes the cost of expected plan administrative expenses, the 5.1% assumption is not reduced for such expenses.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three years ended December 31, 2008.

A summary of activity with respect to the Company's postretirement plans for 2008 and 2007 is as follows (in thousands):


                                                                                       2008              2007
                                                                                       ----              ----

Accumulated postretirement benefit obligation at January 1,                          $ 4,083           $ 4,281
Interest cost                                                                            239               236
Contributions by plan participants                                                       120               162
Actuarial (gain) loss                                                                     14              (111)
Benefits paid                                                                           (519)             (485)
                                                                                     -------           -------
   Accumulated postretirement benefit obligation at December 31,                     $ 3,937           $ 4,083
                                                                                     =======           =======

The Company expects to spend $400,000 on postretirement benefits during 2009. At December 31, 2008, the assumed health care cost trend rate for 2009 used in measuring the accumulated postretirement benefit obligation is 9.0% and, at December 31, 2007, such rate for 2008 was 9.5%. At December 31, 2008 and 2007, the assumed health care cost trend rates were assumed to decline to an ultimate rate of 5% by 2018. If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2008 would have increased by $300,000 or decreased by $200,000. The effect of these changes on interest cost for 2008 would be immaterial.

At December 31, 2008 and 2007, the amounts in accumulated other comprehensive income (loss) relating to the Company's defined benefit pension plan and other benefits plans that have not yet been recognized in net periodic benefit cost are as follows (in thousands):


                                                        2008                                     2007
                                          ---------------------------------        ----------------------------------
                                                                  Other                                    Other
                                          Pension Plan       Benefits Plans        Pension Plan        Benefits Plans
                                          ------------       --------------        ------------        --------------

Net loss (gain)                            $  11,278            $    (862)          $  14,425            $    (947)
Prior service cost (credit)                       40                 (205)                 43                 (264)
                                           ---------            ---------           ---------            ---------
                                           $  11,318            $  (1,067)          $  14,468            $  (1,211)
                                           =========            =========           =========            =========

Changes in the Company's plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2008 and 2007 are as follows (in thousands):


                                                       2008                                   2007
                                          ---------------------------------      ---------------------------------
                                                                  Other                                  Other
                                          Pension Plan       Benefits Plans      Pension Plan        Benefits Plans
                                          ------------       --------------      ------------        --------------


Net gain (loss) arising during period       $  2,364            $   (13)          $   3,447              $  112
Recognition of amortization in
  net periodic benefit cost:
    Prior service cost (credit)                    3                (59)                  3                 (59)
    Actuarial loss (gain)                        783                (71)              1,134                 (68)
                                            --------            -------           ---------              ------
      Total                                 $  3,150            $  (143)          $   4,584              $  (15)
                                            ========            =======           =========              ======

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 is $500,000; such amount for the prior service cost is not material. The estimated net gain and prior service credit for the other benefits plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 are $100,000 and $100,000, respectively.

The Company uses a December 31 measurement date for its plans. The assumptions used relating to the defined benefit plan and postretirement plans are as follows:


                                                                  Pension Benefits              Other Benefits
                                                                 ------------------        ---------------------
                                                                  2008         2007          2008           2007
                                                                  ----         ----          ----           ----


Discount rate used to determine benefit
   obligation at December 31,                                    5.25%       5.20%          6.30%          6.10%
Weighted-average assumptions used to determine
   net cost for years ended December 31,:
     Discount rate                                               5.20%       4.90%          6.10%          5.75%
     Expected long-term return on plan assets                    5.10%       4.25%            N/A            N/A

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

The following benefit payments are expected to be paid (in thousands):



                                                             Pension Benefits                Other Benefits
                                                             ----------------                --------------

           2009                                                $   4,689                        $  429
           2010                                                    3,916                           416
           2011                                                    3,885                           407
           2012                                                    3,905                           379
           2013                                                    3,894                           369
           2014 - 2018                                            20,163                         1,628


WilTel:

Effective on the date of sale, the Company froze WilTel's defined benefit pension plans. A summary of activity with respect to the plans for 2008 and 2007 is as follows (in thousands):



                                                                                     2008                2007
                                                                                     ----                ----


Projected Benefit Obligation:
   Projected benefit obligation at beginning of period                            $  168,541         $  176,724
   Interest cost                                                                      10,492             10,163
   Actuarial (gain) loss                                                               2,301            (12,573)
   Settlement payment                                                                 (4,250)              --
   Benefits paid                                                                      (4,471)            (5,773)
                                                                                  ----------         ----------
       Projected benefit obligation at December 31,                               $  172,613         $  168,541
                                                                                  ==========         ==========

Change in Plan Assets:
   Fair value of plan assets at beginning of period                               $  150,738         $  143,590
   Actual return on plan assets                                                      (31,584)            14,490
   Employer contributions                                                              4,365                 68
   Settlement payment                                                                 (4,250)              --
   Benefits paid                                                                      (4,471)            (5,773)
   Administrative expenses                                                            (1,811)            (1,637)
                                                                                  ----------         ----------
       Fair value of plan assets at December 31,                                  $  112,987         $  150,738
                                                                                  ==========         ==========

Funded Status at end of year                                                      $  (59,626)        $  (17,803)
                                                                                  ==========         ==========

As of December 31, 2008 and 2007, $49,900,000 and $7,100,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) and $59,600,000 and $17,800,000, respectively, was reflected as accrued pension cost.

The Company funded and distributed the benefits of WilTel's supplemental employee retirement plan in 2008 and recognized a settlement loss of $1,900,000. At December 31, 2007, the Company had classified the anticipated distribution ($3,900,000) as a current liability.

Employer contributions expected to be paid to the WilTel plan in 2009 are $4,200,000.

Pension expense for the WilTel plans charged to results of continuing operations included the following components (in thousands):



                                                                    2008              2007               2006
                                                                    ----              ----               ----

Interest cost                                                     $   10,492        $   10,163         $    9,856
Expected return on plan assets                                        (9,177)           (9,363)            (6,954)
Actuarial loss                                                           110             1,136              1,579
                                                                  ----------        ----------         ----------
     Net pension expense                                          $    1,425        $    1,936         $    4,481
                                                                  ==========        ==========         ==========

At December 31, 2008, the plans' assets consisted of equity securities (43%), debt securities (51%) and cash equivalents (6%). At December 31, 2007, the plans' assets consisted of equity securities (58%), debt securities (39%) and cash equivalents (3%). Historically, the investment objectives of the plans have emphasized long-term capital appreciation as a primary source of return and current income as a supplementary source. However, the Company is reviewing the target allocations and investment objectives of the plan, which currently are as follows:

                                                                   Target
                                                                   ------
     Equity securities:
       Large cap stocks                                               25%
       Small cap stocks                                                4%
       International stocks                                           11%
                                                                    -----
           Total equity securities                                    40%
     Fixed income/bonds                                               60%
                                                                    -----
            Total                                                    100%
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

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2.5% current expected inflation, 1.5% real rate of return for short duration risk-free investments, .2% inflation risk premium, .6% default risk premium for the portion of the portfolio invested in corporate bonds, and 3.2% to 3.6% in equity risk premium (depending on asset class) in excess of short duration corporate bond returns. The Company then weighted these assumptions by the long-term target allocations and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 6.85% expected long-term rate of return assumption for 2008.

At December 31, 2008 and 2007, the accumulated other comprehensive income (loss) relating to WilTel's plans that has not yet been recognized in net periodic benefit cost consists of cumulative losses of $49,900,000 and $7,100,000, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to WilTel's pension plans for the years ended December 31, 2008 and 2007 are as follows (in thousands):


                                                                    2008              2007
                                                                    ----              ----


     Net gain (loss) arising during period                        $  (44,873)      $   16,064
     Recognition of amortization of actuarial loss in
        net periodic benefit cost                                      2,048            1,135
                                                                  ----------       ----------
            Total                                                 $  (42,825)      $   17,199
                                                                  ==========       ==========

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 is $2,700,000.

The measurement date for WilTel's plans is December 31. The assumptions used for 2008 and 2007 are as follows:


                                                                      Pension Benefits
                                                                   --------------------
                                                                   2008            2007
                                                                   ----            ----

Weighted-average assumptions used to determine benefit
   obligation at December 31,:
       Discount rate                                               6.20%          6.30%
Weighted-average assumptions used to determine
   net cost for the period ended December 31,:
       Discount rate                                               6.30%          5.70%
       Expected long-term return on plan assets                    6.85%          7.50%

The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate that is representative of the high quality corporate bond market.


The following pension benefit payments are expected to be paid (in thousands):

                 2009                                            $    3,371
                 2010                                                 2,872
                 2011                                                 3,607
                 2012                                                 3,929
                 2013                                                 4,550
                 2014 - 2018                                         43,566


The Company and its consolidated subsidiaries have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $3,700,000, $2,900,000 and $2,000,000 for the years ended December 31, 2008,
2007 and 2006, respectively.

19. Commitments and Contingencies:
    -----------------------------

The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to thirty years. Rental expense (net of sublease rental income) was $21,900,000 in 2008, $12,900,000 in 2007 and $5,700,000 in 2006. Future minimum annual rentals
(exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2008 are as follows (in thousands):

               2009                                                 $  15,978
               2010                                                    13,401
               2011                                                    12,727
               2012                                                    11,923
               2013                                                     9,866
               Thereafter                                              86,861
                                                                    ---------
                                                                      150,756
               Less:  sublease income                                  (1,393)
                                                                    ---------
                                                                    $ 149,363
                                                                    =========

In connection with the sale of certain subsidiaries and certain non-recourse financings, the Company has made or guaranteed the accuracy of certain representations. No material loss is expected in connection with such matters.

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to obtain project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2008, $5,000,000 was outstanding under these bonds, $1,800,000 of which expires in 2009 and the remainder thereafter.

As more fully discussed in Note 4, CLC has entered into an agreement with third party lenders consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to
(euro)69,000,000. The Company has guaranteed 30% of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2008, approximately $215,000,000 was outstanding under the senior secured credit facility and (euro)47,000,000 was outstanding under the senior secured bridge credit facility; as a result, the Company's outstanding guaranty at that date was $64,500,000 and (euro)14,100,000 ($18,100,000 at exchange rates in effect on February 20, 2009), respectively. There is no more borrowing capacity under either facility. The Company and Inmet have also committed to provide financing to CLC which is currently estimated to be (euro)340,000,000 ($436,100,000 at exchange rates in effect on February 20, 2009), of which the Company's share will be 30% ((euro)77,600,000 of which has been loaned as of December 31, 2008).

The former holders of the Premier Notes argued that they were entitled to liquidated damages under the indenture governing the Premier Notes, and as such are entitled to more than the principal amount of the notes plus accrued interest that was paid to them at emergence. Although the Company does not agree with the position taken by the Premier noteholders, in order to have Premier's bankruptcy plan confirmed so that Premier could complete reconstruction of its property and open its business without further delay, the Company agreed to fund an escrow account to cover the Premier noteholders' claim for additional damages in the amount of $13,700,000, and a second escrow account for the trustee's reasonable legal fees and expenses in the amount of $1,000,000. Entitlement to the escrows has yet to be determined by the bankruptcy court as an appeal to the plan confirmation was filed by certain of the Premier noteholders. A hearing on the appeal was held on February 2, 2009 before the United States Court of Appeals for the Fifth Circuit; a decision on the appeal may be made within 60 days. The Company believes it is probable that the court will approve payment of legal fees and expenses and has fully reserved for that contingency. The Company believes it is reasonably possible that the bankruptcy court will find in favor of the Premier noteholders with respect to the additional damages escrow; however, any potential loss can not be reasonably estimated. Accordingly, the Company has not accrued a loss for the additional damages contingency.

Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The new casino was constructed over water on concrete pilings that greatly improved the structural integrity of the facility; however, the threat of hurricanes remains a risk to the repaired and rebuilt facilities. Premier's current insurance policy provides up to $253,000,000 in coverage for damage to real and personal property including business interruption coverage. The coverage is led by Lloyds of London and is comprised of a $50,000,000 primary layer and five excess layers. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. Although the insurance policy is an all risk policy, any loss resulting from a weather catastrophe occurrence, which is defined to include damage caused by a named storm, is sublimited to $100,000,000 with a deductible of $5,000,000.

20. Litigation:
    ----------

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

IDT Telecom, Inc. and Union Telecard Alliance, LLC filed a federal court action pending in the District of New Jersey entitled, IDT Telecom and Union Telecard Alliance, LLC v. CVT Prepaid Solutions, Inc., et al., alleging that STi Prepaid unlawfully violated the consumer protection laws of several states as a result of their alleged participation in allegedly fraudulent marketing activities of the Telco Group, from which STi Prepaid acquired the assets of the business now conducted by STi Prepaid, as well as alleging that STi Prepaid's current business practices violate the federal Lanham Act and consumer protection laws. Plaintiffs are seeking equitable relief and monetary damages in an unspecified amount from STi Prepaid for allegedly wrongful conduct from March 8, 2007 (the date STi Prepaid commenced business operations), as well as on a theory of successor liability for the conduct of the Telco Group prior to March 8, 2007. The trial is currently scheduled to commence on April 21, 2009. The Company believes that the material allegations of the complaint are without merit and intends to defend the action vigorously. The Company believes that it is reasonably possible that a loss that could be material could be incurred; however, any potential loss can not be reasonably estimated.

Additionally, three purported class actions arising out of similar conduct are also currently pending against STi Prepaid: Soto v. STi Prepaid, LLC et al.; Adighibe et al. v. Telco Group, Inc. et al; Ramirez et al. v. STi Prepaid, LLC et al. (where the Company is also a defendant). The Company believes that the material allegations in these actions are without merit and intends to defend these actions vigorously. The Company believes that it is reasonably possible that a loss that could be material could be incurred; however, any potential loss can not be reasonably estimated.

21. Earnings (Loss) Per Common Share:
    --------------------------------

For the year ended December 31, 2008, the numerators for basic and diluted per share computations for loss from continuing operations were $2,579,300,000. For the year ended December 31, 2007, the numerators for basic and diluted per share computations for income from continuing operations were $480,800,000 and $489,600,000, respectively. For the year ended December 31, 2006, the numerators for basic and diluted per share computations for income from continuing operations were $129,800,000 and $138,600,000, respectively. The calculations for diluted earnings (loss) per share assumes the 3 3/4% Convertible Notes had been converted into common shares for the periods they were outstanding and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive.

The denominators for basic per share computations were 230,494,000, 218,361,000 and 216,233,000 for 2008, 2007 and 2006, respectively. For 2008, 1,209,000 options and warrants and 14,429,000 shares related to the 3 3/4% Convertible Notes were not included in the computation of diluted loss per share as the effect was antidilutive. The denominators for diluted per share computations reflect the dilutive effect of 1,053,000 and 412,000 options and warrants for 2007 and 2006, respectively (the treasury stock method was used for these calculations), and 15,239,000 shares for each of 2007 and 2006 related to the 3 3/4% Convertible Notes.

22. Fair Value of Financial Instruments:
    -----------------------------------

Aggregate information concerning assets and liabilities at December 31, 2008 that are measured at fair value on a recurring basis is presented below (dollars in thousands):

                                                                                    Fair Value Measurements Using (d)
                                                                                ------------------------------------------
                                                                                 Quoted Prices in
                                                                                Active Markets for
                                                                                Identical Assets or       Significant Other
                                                        Total Fair Value           Liabilities           Observable Inputs
                                                           Measurements             (Level 1)               (Level 2)
                                                        -----------------        ------------------     -----------------

   Current investments :
     Investments available for sale                      $     362,628           $     329,317              $   33,311
   Non-current investments:
     Investments available for sale                            859,122                 564,903                 294,219
   Investments in associated companies (a)                     933,057                 933,057                   --
                                                         -------------           -------------              ----------
       Total                                             $   2,154,807           $   1,827,277              $  327,530
                                                         =============           =============              ==========

   Other current liabilities (b)                         $        (259)          $        (259)             $    --
   Other non-current liabilities (c)                           (13,132)                 --                     (13,132)
                                                         -------------           -------------              ----------
       Total                                             $     (13,391)          $        (259)             $  (13,132)
                                                         =============           =============              ==========

(a) During the year ended December 31, 2008, changes in fair value of $(266,500,000) are reflected in income (losses) related to associated companies in the consolidated statements of operations. This is the aggregate change in the fair values of ACF and Jefferies, the only eligible items identified in SFAS 159 for which the Company has elected the fair value option.
(b) During the year ended December 31, 2008, changes in fair value of $100,000 are reflected in net securities gains (losses) in the consolidated statements of operations.
(c) Comprised of currency swap and interest rate swap derivative financial instruments. During the year ended December 31, 2008, changes in fair value of $(6,400,000) are reflected in investment and other income in the consolidated statements of operations.
(d) At December 31, 2008, the Company did not have material fair value measurements using unobservable inputs (Level 3).

The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Fair values are determined as described below. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

(a) Investments: The fair values of marketable equity securities, fixed maturity securities and investments held for trading purposes (which include securities sold not owned) are substantially based on quoted market prices, as disclosed in
Note 6. The fair value of the Company's investment in the Inmet common shares, all of which are restricted as discussed in Note 6, is based on quoted market prices. The fair values of the Company's other securities that are accounted for under the cost method (aggregating $168,900,000 and $117,600,000 at December 31, 2008 and 2007, respectively) were not practicable to estimate; the fair values were assumed to be the carrying amount.

(b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c) Notes receivables: The fair values of variable rate notes receivable are estimated to be the carrying amount. The fair value of fixed rate convertible debt is based on the market value of the common stock that would be received assuming conversion.

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

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2008 and 2007 are as follows (in thousands):



                                                                       2008                                2007
                                                         -------------------------------       ------------------------------
                                                             Carrying             Fair          Carrying             Fair
                                                              Amount              Value          Amount              Value
                                                          ------------          --------       ----------          ----------

Financial Assets:
   Investments:
     Current                                              $    366,464         $  366,464      $  983,199          $  983,199
     Non-current                                             1,028,012          1,028,012       2,776,521           3,150,321
   Cash and cash equivalents                                   237,503            237,503         456,970             456,970
   Notes receivable:
     Current                                                        65                 65           2,053               2,053
     Non-current                                                 6,100              7,129             200                 200

Financial Liabilities:
   Debt:
     Current                                                   248,713            248,716         132,405             133,364
     Non-current                                             1,832,743          1,459,892       2,004,145           2,398,592
   Securities sold not owned                                       259                259           2,603               2,603

Swap agreements:
   Interest rate swaps                                         (11,708)           (11,708)         (5,380)             (5,380)
   Foreign currency swaps                                       (1,424)            (1,424)         (2,862)             (2,862)




23. Segment Information:
    -------------------

The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. Idaho Timber primarily remanufactures, manufactures and/or distributes wood products. Conwed Plastics manufactures and markets lightweight plastic netting used for a variety of purposes. The Company's telecommunications segment is conducted through STi Prepaid, a provider of international prepaid phone cards and other telecommunication services in the U.S. The property management and services business is conducted through ResortQuest, which offers management services to vacation properties in beach and mountain resort locations in the continental United States, as well as real estate brokerage services and other rental and property owner services. The Company's gaming entertainment segment is conducted through Premier, which owns the Hard Rock Biloxi. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development. The Company's medical product development segment is conducted through Sangart. Other operations primarily consist of the Company's wineries and energy projects.

At acquisition in 2006, the Company's investment in Premier was reported as a consolidated subsidiary in the other operations segment; however, it was deconsolidated and classified as an investment in an associated company upon its filing of voluntary petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code in September 2006. While in bankruptcy, Premier was classified as an investment in an associated company and its operating results were not reported as the gaming entertainment segment. Upon its emergence from bankruptcy in August 2007, Premier was once again consolidated by the Company and has been reported as an operating segment since that date.

Associated companies include equity interests in other entities that the Company accounts for on the equity method of accounting. Investments in associated companies that are accounted for under the equity method of accounting include HomeFed, JHYH, Goober Drilling and CLC. At December 31, 2008, the Company has non-controlling investments in entities that are engaged in investing and/or securities transactions activities which are accounted for on the equity method of accounting including Pershing Square, Shortplus, EagleRock and Wintergreen. Associated companies also include the Company's investments in ACF and Jefferies, which are accounted for at fair value rather than the equity method of accounting.

Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment and other income and securities gains and losses. Corporate assets include the Company's investment in Fortescue. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has manufacturing facilities located in Belgium and Mexico and STi Prepaid has a customer care unit located in the Dominican Republic. These are the only foreign operations with non-U.S. revenue or assets that the Company consolidates, and are not material. Unconsolidated non-U.S. based investments include 38% of Light and Power Holdings Ltd., the parent company of the principal electric utility in Barbados, a small Caribbean-based telecommunications provider, the 30% ownership interest in CLC and the investments in Fortescue and Inmet. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

Certain information concerning the Company's segments is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which was June 2007 for ResortQuest and March 2007 for STi Prepaid. As discussed above, Premier is reflected as a consolidated subsidiary from May 2006 until it was deconsolidated in September 2006; Premier once again became a consolidated subsidiary in August 2007. Associated Companies are only reflected in the table below under identifiable assets employed.




                                                                                        2008            2007            2006
                                                                                        ----            ----            ----
                                                                                                    (In millions)


Revenues and other income (a):
   Manufacturing:
     Idaho Timber                                                                      $   235.3       $   292.2        $   345.7
     Conwed Plastics                                                                       106.0           105.4            106.4
   Telecommunications                                                                      452.4           363.2              --
   Property Management and Services                                                        142.0            81.5              --
   Gaming Entertainment                                                                    119.1            38.5              --
   Domestic Real Estate                                                                     15.1            13.4             86.7
   Medical Product Development                                                                .7             2.1               .7
   Other Operations (b)                                                                     53.4            53.6             42.8
   Corporate (c)                                                                           (43.3)          205.0            280.4
                                                                                       ---------       ---------        ---------
       Total consolidated revenues and other income                                    $ 1,080.7       $ 1,154.9        $   862.7
                                                                                       =========       =========        =========

Income (loss) from continuing operations before income taxes and income (losses)
  related to associated companies:
   Manufacturing:
     Idaho Timber                                                                      $      .8       $     9.1        $    12.0
     Conwed Plastics                                                                        14.0            17.4             17.9
   Telecommunications                                                                       11.9            18.4              --
   Property Management and Services                                                         (1.9)           (6.5)             --
   Gaming Entertainment                                                                      1.0            (9.3)             --
   Domestic Real Estate                                                                    (14.4)           (8.2)            44.0
   Medical Product Development                                                             (32.3)          (31.5)           (21.1)
   Other Operations (b)                                                                    (41.6)          (17.2)           (14.4)
   Corporate (c)                                                                          (304.1)          (29.3)            95.4
                                                                                       ---------       ---------        ---------
       Total consolidated income (loss) from continuing operations before income
         taxes and income (losses) related to associated companies                     $  (366.6)      $   (57.1)       $   133.8
                                                                                       =========       =========        =========

Identifiable assets employed:
   Manufacturing:
     Idaho Timber                                                                      $   118.3       $   129.5        $   132.3
     Conwed Plastics                                                                        78.5            88.8             83.6
   Telecommunications                                                                      107.7            81.9              --
   Property Management and Services                                                         55.2            62.8              --
   Gaming Entertainment                                                                    281.6           300.6              --
   Domestic Real Estate                                                                    409.7           306.3            198.1
   Medical Product Development                                                              21.2            36.5             12.2
   Other Operations                                                                        290.1           255.5            257.8
   Investments in Associated Companies                                                   2,006.6         1,362.9            773.0
   Corporate (d)                                                                         1,829.6         5,501.8          3,846.8
                                                                                       ---------       ---------        ---------
       Total consolidated assets                                                       $ 5,198.5       $ 8,126.6        $ 5,303.8
                                                                                       =========       =========        =========

(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company's consolidated statements of operations.

(b) Other operations includes pre-tax losses of $33,600,000, $12,500,000 and $8,300,00 for the years ended December 31, 2008, 2007 and 2006, respectively, for investigation and evaluation of various energy related projects. There were no material operating revenues or identifiable assets associated with these activities in any period; however, other income includes $8,500,000 in 2007 related to the termination of a joint development agreement with another party.

(c) Net securities gains (losses) for Corporate aggregated $(144,500,000), $92,700,000 and $116,600,000 during 2008, 2007 and 2006, respectively.
     Corporate net securities gains (losses) are net of impairment charges of $143,400,000, $36,800,000 and $12,900,000 during 2008, 2007 and 2006, respectively. The impaired securities include the Company's investment in various debt and equity securities and in 2008 reflect the significant decline in value of worldwide securities markets during 2008. The impairment charges result from declines in fair values of securities believed to be other than temporary, principally for securities classified as available for sale securities. In 2007, security gains include a gain of $37,800,000 from the sale of Eastman Chemical Company. In 2006, security gains include a gain of $37,400,000 from the sale of 115,000,000 common shares of Level 3, which were received in December 2005 in connection with Level 3's purchase of WilTel.

(d) As more fully discussed above, during 2008 the Company increased its deferred tax valuation allowance by $1,672,100,000 to reserve for substantially all of the net deferred tax asset.

(e) For the years ended December 31, 2008, 2007 and 2006, income (loss) from continuing operations reflects depreciation and amortization expenses of $77,300,000, $54,200,000 and $39,500,000, respectively; such amounts are primarily comprised of Corporate ($20,400,000, $12,700,000 and $11,600,000,
     respectively), manufacturing ($17,300,000, $18,000,000 and $17,500,000, respectively), gaming entertainment ($17,000,000, $6,300,000 and $900,000, respectively), domestic real estate ($7,600,000, $3,800,000 and $3,300,000, respectively), property management and services ($4,600,000 and $3,100,000 in 2008 and 2007, respectively) and other operations ($8,300,000, $9,000,000 and $5,600,000, respectively). Depreciation and amortization expenses for other segments are not material.

(f) For the years ended December 31, 2008, 2007 and 2006, income (loss) from continuing operations reflects interest expense of $145,500,000, $111,500,000 and $79,400,000, respectively; such amounts are primarily comprised of Corporate ($140,000,000, $110,800,000 and $70,900,000,
     respectively), domestic real estate ($4,400,000 in 2008) and gaming entertainment ($900,000, $500,000 and $8,000,000, respectively). Interest expense for other segments is not material.

24. Selected Quarterly Financial Data (Unaudited):
    ---------------------------------------------

                                                                     First            Second           Third           Fourth
                                                                    Quarter          Quarter          Quarter          Quarter
                                                                    -------          -------          -------          -------
                                                                                     (In thousands, except per share amounts)

2008
----
Revenues and other income                                          $  324,849       $   337,554      $   251,616     $   166,634
                                                                   ==========       ===========      ===========     ===========
Income (loss) from continuing operations                           $  (95,824)      $   186,778      $    89,462     $(2,759,727)
                                                                   ==========       ===========      ===========     ===========
Income from discontinued operations, net of taxes                  $     --         $       --       $       --      $    44,904
                                                                   ==========       ===========      ===========     ===========
Loss on disposal of discontinued operations, net of taxes          $     --         $       --       $       --      $    (1,018)
                                                                   ==========       ===========      ===========     ===========
       Net income (loss)                                           $  (95,824)      $   186,778      $    89,462     $(2,715,841)
                                                                   ==========       ===========      ===========     ===========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                            $ (.43)            $ .81          $   .38         $(11.72)
   Income from discontinued operations                                    --                --               --              .19
   Loss on disposal of discontinued operations                            --                --               --              --
                                                                       ------             -----          -------         -------
       Net income (loss)                                               $ (.43)            $ .81          $   .38         $(11.53)
                                                                       ======             =====          =======         =======
   Number of shares used in calculation                               222,584           230,235          232,849         235,521
                                                                      =======           =======          =======         =======

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                            $ (.43)            $ .76           $  .37         $(11.72)
   Income from discontinued operations                                    --                --               --              .19
   Loss on disposal of discontinued operations                            --                --               --              --
                                                                       ------             -----           ------         -------
       Net income (loss)                                               $ (.43)            $ .76           $  .37         $(11.53)
                                                                       ======             =====           ======         =======
   Number of shares used in calculation                               222,584           247,234          249,452         235,521
                                                                      =======           =======          =======         =======

2007
----
Revenues and other income                                          $  197,185       $   344,004      $   331,149     $   282,557
                                                                   ==========       ===========      ===========     ===========
Income from continuing operations                                  $    7,861       $    26,315      $     2,087     $   444,545
                                                                   ==========       ===========      ===========     ===========
Income (loss) from discontinued operations, net of taxes           $      222       $       (13)     $        98     $      (148)
                                                                   ==========       ===========      ===========     ===========
Gain (loss) on disposal of discontinued operations, net of taxes   $      291       $        (3)     $     1,703     $     1,336
                                                                   ==========       ===========      ===========     ===========
       Net income                                                  $    8,374       $    26,299      $     3,888     $   445,733
                                                                   ==========       ===========      ===========     ===========

Basic earnings (loss) per common share:
   Income from continuing operations                                   $  .04            $  .12           $  .01          $ 2.00
   Income (loss) from discontinued operations                             --                --               --              --
   Gain (loss) on disposal of discontinued operations                     --                --               .01             --
                                                                       ------            ------           ------          ------
       Net income                                                      $  .04            $  .12           $  .02          $ 2.00
                                                                       ======            ======           ======          ======
   Number of shares used in calculation                               216,409           216,596          218,071         222,494
                                                                      =======           =======          =======         =======

Diluted earnings (loss) per common share:
   Income from continuing operations                                   $  .04            $  .12           $  .01          $ 1.87
   Income (loss) from discontinued operations                             --                --               --              --
   Gain (loss) on disposal of discontinued operations                     --                --               .01             --
                                                                       ------            ------           ------          ------
       Net income                                                      $  .04            $  .12           $  .02          $ 1.87
                                                                       ======            ======           ======          ======
   Number of shares used in calculation                               216,779           217,229          219,411         239,483
                                                                      =======           =======          =======         =======

Income (loss) from continuing operations includes a charge to income tax expense in the fourth quarter of 2008 in order to reserve for substantially all of the net deferred tax asset. Income (loss) from continuing operations includes a credit to income tax expense of $222,200,000 in the second quarter of 2008 and $542,700,000 in the fourth quarter of 2007, resulting from the reversal of a portion of the deferred tax valuation allowance. Income (loss) from continuing operations also includes a credit to income tax expense of $12,500,000 in the second quarter of 2008, resulting from the recognition of additional state and local net operating loss carryforwards. See Note 2 for more information.

In 2008 and 2007, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule II - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2008, 2007 and 2006
(In thousands)



                                                       Additions                                     Deductions
                                         ---------------------------------------     ---------------------------------------------
                                          Charged
                           Balance at     to Costs                                                                         Balance
                           Beginning        and                                       Write      Sale of                   at End
Description                of Period      Expenses      Recoveries      Other         Offs      Receivables   Other       of Period
-----------                ---------      --------      ----------      -----         -----    ------------   -----       ---------

2008
----


Allowance for
 doubtful accounts         $    2,079   $    2,386       $    355     $    --       $   1,088   $  --      $    --        $    3,732
                           ==========   ==========       ========     ==========    =========   =======    ===========    ==========

Deferred tax asset
 valuation allowance       $  299,775   $1,672,138(a)    $    --      $  335,368(b) $     --    $  --      $    --        $2,307,281
                           ==========   ==========       ========     ==========    =========   =======    ===========    ==========

2007
----
Allowance for
 doubtful accounts         $    1,773   $      566       $    147     $    --       $     407   $  --      $    --        $    2,079
                           ==========   ==========       ========     ==========    =========  ========    ===========    ==========

Deferred tax asset
 valuation allowance       $  911,777   $     --         $    --      $  29,311(c)  $    --     $  --      $  641,313(d)  $  299,775
                           ==========   ==========       ========     ==========    =========   =======    ===========    ==========

2006
----
Allowance for
 doubtful accounts         $   15,432   $    1,089       $    194     $    --       $   6,525   $ 8,417    $    --        $    1,773
                           ==========   ==========       ========     ==========    =========   =======    ===========    ==========


Deferred tax asset
 valuation allowance       $  804,829   $    --          $    --      $  106,948(e) $   --      $  --      $    --        $  911,777
                           ==========   ==========       ========     ==========    =========   =======    ==========     ==========



     (a) During 2008 the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense. See Note 2 of Notes to Consolidated Financial Statements for more information.

     (b) Represents the tax effect of losses during 2008, which were reserved for in the deferred tax asset valuation allowance.

     (c) In connection with the filing of the 2006 income tax return and with a subsidiary joining the Company's consolidated income tax return during 2007, additional deferred tax assets were recognized but were fully reserved.

     (d) During 2007, the Company's revised projections of future taxable income enabled it to conclude that it was more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $542,700,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. Also reflects the allocation of the purchase price for STi Prepaid in the amount of $98,600,000.

     (e) The increase in the valuation allowance is principally due to the utilization of previously unrecognized capital losses in the Company's 2005 federal income tax return, which resulted in a larger NOL than previously estimated.

     (f) Amounts in the schedule include activity related to discontinued operations.