Form 10-K/A
period 2008-12-31
LEUCADIA NATIONAL CORP
filed 2009-03-25
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE


         This Report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K, of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2008 to reflect that the financial statements referred to in Item 15(c)(1), (2) and (3) have been filed herewith pursuant to Item 3-09(b) of Regulation S-X.

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

         10.24 Asset Purchase and Contribution Agreement, dated as of January 23, 2007, by and among Baldwin Enterprises, Inc., STiPrepaid, LLC, Samer Tawfik, Telco Group, Inc., STi Phonecard Inc., Dialaround Enterprises Inc., STi Mobile Inc., Phonecard Enterprises Inc.,VOIP Enterprises Inc., STi PCS, LLC, Tawfik & Partners, SNC, STiPrepaid & Co., STi Prepaid Distributors & Co. and ST Finance, LLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the "1st Quarter 2007 10-Q")).*

         10.25 Registration Rights Agreement, dated as of March 8, 2007, among STi Prepaid, LLC and ST Finance, LLC (filed as Exhibit
                  10.2 to the 1st Quarter 2007 10-Q).*

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

         10.32 Share Forward Transaction Agreement, dated January 11, 2008 (filed as Exhibit 1 to the Company's Schedule 13D dated January 10, 2008 with respect to AmeriCredit Corp.).*

         21       Subsidiaries of the registrant.*

         23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8
                  (No. 333-143770), and Form S-3 (No. 333-145668).*

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

         32.3     Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.4 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

         32.5 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

         32.6     Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.**


 (c) Financial statement schedules.

                  (1) Pershing Square IV, L.P. financial statements as of and for the year ended December 31, 2008 (unaudited), and as of December 31, 2007 and for the period from June 1, 2007 (commencement of operations) to December 31, 2007 (audited) and Pershing Square IV A, L.P. financial statements as of and for the year endeded December 31, 2008 (unaudited), and as of December 31, 2007 and for the period from June 1, 2007 (commencement of operations) to December 31, 2007 (audited).

                  (2) Premier Entertainment Biloxi, LLC financial statements as of and for the year ended December 31, 2006 (unaudited) and as of August 9, 2007 and for the period from January 1, 2007 through August 9, 2007 (audited).

                  (3) HFH ShortPLUS Fund, L.P. financial statements as of and for the year ended December 31, 2008 (unaudited) and as of and for the year ended December 31, 2007 (audited), and HFH ShortPLUS Master Fund, Ltd.financial statements as of and for the year ended December 31, 2008 (unaudited) and as of and for the year ended
                         December 31, 2007 (audited).



     ----------------------------

*    Incorporated by reference.
**   Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      LEUCADIA NATIONAL CORPORATION


March 25, 2009                         By:  /s/ Barbara L. Lowenthal
                                                ---------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller

                                       FINANCIAL STATEMENTS

                                       Pershing Square IV, L.P.
                                       Year Ended December 31, 2008
                                       (Unaudited)

                            Pershing Square IV, L.P.

                              Financial Statements


                          Year Ended December 31, 2008
                                   (Unaudited)

                                    Contents


Financial Statements

Statement of Assets, Liabilities and Partners' Capital .............. 1
Statement of Operations.............................................. 2
Statement of Changes in Partners' Capital ........................... 3
Statement of Cash Flows ............................................. 4
Notes to Financial Statements ....................................... 5

Consolidated Financial Statements of Pershing Square IV A, L.P.

                            Pershing Square IV, L.P.

             Statement of Assets, Liabilities and Partners' Capital

                                December 31, 2008
                                   (Unaudited)




Assets
Investment in Pershing Square IV A, L.P.         $      373,490,155
                                                 ------------------
Total assets                                     $      373,490,155
                                                 ==================

Partners' capital
Partners' capital                                $      373,490,155
                                                 ------------------
Total partners' capital                          $      373,490,155
                                                 ==================



The accompanying notes and attached consolidated financial statements of Pershing Square IV A, L.P. are an integral part of the financial statements.

                            Pershing Square IV, L.P.

                             Statement of Operations

                          Year Ended December 31, 2008
                                   (Unaudited)





Net realized and unrealized losses allocated from
   investment in Pershing Square IV A, L.P.
Net realized loss from investments in securities                      $      (587,544,670)
Net change in unrealized loss from investments in securities                   66,417,787
Net realized loss on derivative contracts                                    (257,867,878)
Net change in unrealized loss on derivative contracts                            (971,357)
                                                                      -------------------
Net realized and unrealized loss allocated from investment in
   Pershing Square IV A, L.P.                                                                     $ (779,966,118)

Net investment loss allocated from investment in
   Pershing Square IV A, L.P.
Investment income
Dividends (net of withholding $303,349)                                         2,762,841
Interest                                                                        2,097,657
Total expenses                                                                 (7,078,899)
                                                                      -------------------

Net investment loss allocated from investment in Pershing Square
   IV A, L.P.                                                                  (2,218,401)

Partnership investment income
Reimbursement of expenses                                                          64,831
                                                                      -------------------

Net investment loss                                                                                   (2,153,570)
                                                                                                  --------------
Net loss                                                                                          $ (782,119,688)
                                                                                                  ==============



The accompanying notes and attached consolidated financial statements of Pershing Square IV A, L.P. are an integral part of the financial statements.

                            Pershing Square IV, L.P.

                    Statement of Changes in Partners' Capital

                          Year Ended December 31, 2008
                                   (Unaudited)






Partners' capital at beginning of year         $      1,127,609,843
Limited partners capital contributions                   28,000,000
Net loss                                               (782,119,688)
                                               --------------------
Partners' capital at end of year               $        373,490,155
                                               ====================



The accompanying notes and attached consolidated financial statements of Pershing Square IV A, L.P. are an integral part of the financial statements.

                            Pershing Square IV, L.P.

                             Statement of Cash Flows

                          Year Ended December 31, 2008
                                   (Unaudited)





Cash flows from operating activities
Net loss                                                                                 $      (782,119,688)
Adjustments to reconcile net loss to net cash used in operating activities:
     Decrease in investment in Pershing Square IV A, L.P.                                        754,184,519
     Decrease in accrued expenses                                                                    (44,961)
     Decrease in withholding tax payable                                                             (19,870)
                                                                                         -------------------
Net cash used in operating activities                                                            (28,000,000)

Cash flows from financing activities
Capital contributions                                                                             28,000,000
                                                                                         -------------------

Net change in cash and cash equivalents                                                           --
Cash and cash equivalents at beginning of year                                                    --
                                                                                         -------------------
Cash and cash equivalents at end of year                                                 $        --
                                                                                         ===================





The accompanying notes and attached consolidated financial statements of Pershing Square IV A, L.P. are an integral part of the financial statements.

                            Pershing Square IV, L.P.

                          Notes to Financial Statements

                                December 31, 2008
                                   (Unaudited)
1. Organization

Pershing Square IV, L.P. (the "Partnership") was organized as a limited partnership under the laws of the state of Delaware on May 22, 2007 and commenced operations on June 1, 2007. The objective of the Partnership is to invest all of its assets in Pershing Square IV A, L.P. (the "Subsidiary
Partnership"). The Subsidiary Partnership is an exempted limited partnership formed under the limited liability partnership laws of the Cayman Islands on May 31, 2007 and commenced operations on June 1, 2007. The investment objective of the Partnership and the Subsidiary Partnership (collectively, the "PSIV Partnerships") is to create significant capital appreciation by investing in stock, total return swaps and call options of Target Corporation.

The Partnership is a "master" fund in a "master-feeder" structure whereby Pershing Square International IV, Ltd. (the "Fund") invests all of its assets in the Partnership. The Partnership is also a "feeder" fund in a "master-feeder" structure as the Partnership invests all of its assets in the Subsidiary Partnership.

Pershing Square Holdings GP, LLC, a limited liability company organized under the laws of the state of Delaware and registered as a foreign company under the laws of the Cayman Islands, serves as the "General Partner" to the PSIV Partnerships. The General Partner is responsible for making all investment decisions on behalf of the PSIV Partnerships and is solely responsible for the development and implementation of the PSIV Partnerships' investment policy and strategy. William A. Ackman is the managing member of the General Partner and is primarily responsible for managing the PSIV Partnerships.

The General Partner delegates administrative functions relating to the management of the PSIV Partnerships to Pershing Square Capital Management, L.P. ("PSCM"), a limited partnership organized under the laws of the state of Delaware. William A. Ackman is the managing member of PS Management GP, LLC, the general partner of PSCM.

Pursuant to an Administration Agreement dated May 2007, Goldman Sachs (Cayman) Trust, Limited (the "Administrator") has been appointed administrator to the PSIV Partnerships. The Administrator provides certain administrative and accounting services and receives customary fees, plus out of pocket expenses, based on the nature and extent of services provided.



See attached consolidated financial statements of Pershing Square IV A, L.P.

                            Pershing Square IV, L.P.

2. Significant Accounting Policies

Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Valuation of Investment in the Subsidiary Partnership
The Partnership's investment in the Subsidiary Partnership is valued at fair value, which represents the Partnership's proportionate interest in the partners' capital of the Subsidiary Partnership at December 31, 2008. The limited partners' interests of the Subsidiary Partnership are entirely owned by the Partnership and Pershing Square IV-I L.P. ("PSIV-I"), an affiliated entity managed by PSCM. The performance of the Partnership is directly affected by the performance of the Subsidiary Partnership. Attached to these financial statements are the audited consolidated financial statements of the Subsidiary Partnership, including the consolidated condensed schedule of investments and significant accounting and reporting policies, which are an integral part of these financial statements. Valuation of the investment held by the Partnership is discussed in the notes of the Subsidiary Partnership's financial statements. As of December 31, 2008, the Partnership has approximately 91.77% ownership interest in the Subsidiary Partnership.

Fair Value of Financial Instruments
The fair value of the Partnership's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," approximates the carrying amounts presented in the statement of assets, liabilities and partners' capital.

Investment Transactions and Related Investment Income
The Partnership records its proportionate share of the Subsidiary Partnership's income, expenses and realized and unrealized gains and losses. The Partnership accounts for its own income and expenses on an accrual basis.

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




See attached consolidated financial statements of Pershing Square IV A, L.P.

                            Pershing Square IV, L.P.

2. Significant Accounting Policies (continued)

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

During the year ended December 31, 2008,  Pershing  Square,  L.P.  ("PSLP"),  an
affiliated investment fund managed by PSCM, had an investment in the Partnership. PSLP was not charged a management fee nor performance allocation by PSCM in relation to its investment in the Partnership and indirectly through its investment in the Subsidiary Partnership. At December 31, 2008, PSLP owned 2.14% of the total partners' capital of the Partnership.

On June 30, 2008, the Fund and the Partnership were re-opened to allow an additional contribution in the Fund of $28,000,000 made by Pershing Square International Ltd., an affiliated fund managed by PSCM.

5. Allocation of Net Income/(Loss)

In accordance with the Partnership Agreement (the "Agreement"), net income or loss is allocated as of the last business day of each Fiscal Period, as defined, to all partners in proportion to each partner's capital account at the time of such allocation.



See attached consolidated financial statements of Pershing Square IV A, L.P.

                            Pershing Square IV, L.P.

                    Notes to Financial Statements (continued)



6. Partner's Capital

In accordance with the Agreement, a limited partner commits capital until December 31, 2009 (the "Lock-Up Date"). The General Partner, in its sole discretion, may advance or extend the Lock-Up Date for up to one year beyond December 31, 2009 if the General Partner believes it is in the best interest of the Partnership to do so. The General Partner has extended the Lock-Up Date for up to one year beyond December 31, 2009 of the Partnership and the Subsidiary Partnership.

7. Financial Highlights

The following represents the ratios to average limited partners' capital and total return information for the year ended December 31, 2008:

Ratios to average limited partners' capital:
   Expenses                                                             0.73%
                                                                      ======
   Net investment loss                                                 (0.22)%
                                                                      ======
Total return                                                          (67.91)%
                                                                      ======

The above ratios and total return are calculated for all limited partners taken as a whole. Individual partner's ratios and returns may vary from the above based on different management fee and performance allocation arrangements and timing of capital transactions.

8. Subsequent Events

Beginning January 1, 2009, the General Partner elected to waive all future management fees and the performance allocation for all investors in the Partnership. During the period from January 1, 2009 to February 28, 2009, performance for the Partnership was (60%).

On January 31, 2009, the Fund redeemed its entire investment in the Partnership and subsequently subscribed its entire investment into the Subsidiary Partnership. Pershing Square IV Trade-Co, L.P. ("PSIV TradeCo LP"), a Delaware Limited Partnership, was formed on January 13, 2009. PSIV TradeCo LP is a wholly owned subsidiary of the Partnership. PSIV TradeCo LP, may invest in stock, total return swaps and/or call options of Target Corporation.







See attached consolidated financial statements of Pershing Square IV A, L.P.

                            Pershing Square IV, L.P.

8. Subsequent Events (continued)

On February 8, 2009, the General Partner decided to waive the lock-up and permitted investors to redeem on February 28, 2009 from the Partnership. Any investor that elected not to redeem on February 28, 2009 will be committed until the Lock-Up Date. Redemptions on February 28, 2009 for the Partnership totaled approximately $51,490,000. In addition, the General Partner will also permit investors in the Partnership to apply a highwater mark adjustment to their existing, or new, investments in any affiliated entities managed by PSCM to compensate for losses incurred in the Partnership.

On March 1, 2009, the PSIV Partnerships, the Fund, PSIV-I and Pershing Square International IV-I, Ltd., an affiliated entity managed by PSCM, (collectively the "PSIV entities"), opened for new and additional capital contributions. Total contributions received on March 1, 2009 by the PSIV entities were $68,997,000. Contributions from William A. Ackman, affiliated entities managed by PSCM, certain employees and advisory board members represented $67,672,000 of the total contributions received. Total contributions received on March 1, 2009 by the Partnership were $1,175,000. Contributions from certain employees and advisory board members represented $850,000 of the total contributions received by the Partnership.















See attached consolidated financial statements of Pershing Square IV A, L.P.

                                       CONSOLIDATED FINANCIAL STATEMENTS

                                       Pershing Square IV A, L.P.
                                       Year Ended December 31, 2008
                                       (Unaudited)

                           Pershing Square IV A, L.P.

                        Consolidated Financial Statements


                          Year Ended December 31, 2008
                                   (Unaudited)

                                    Contents


Consolidated Financial Statements

Consolidated Statement of Assets, Liabilities and Partners' Capital .......... 1
Consolidated Condensed Schedule of Investments ............................... 2
Consolidated Statement of Operations.......................................... 3
Consolidated Statement of Changes in Partners' Capital ....................... 4
Consolidated Statement of Cash Flows ......................................... 5
Notes to Consolidated Financial Statements ................................... 6

                           Pershing Square IV A, L.P.

       Consolidated Statement of Assets, Liabilities and Partners' Capital
                        (Stated in United States Dollars)

                                December 31, 2008
                                   (Unaudited)



Assets
Cash and cash equivalents                                                               $    7,500,000
Due from brokers                                                                            38,494,447
Investments in securities, at fair value (cost $1,050,018,441)                             389,245,072
Net unrealized gain on swap contracts                                                        5,068,275
Dividend receivable                                                                              4,778
Interest receivable                                                                                896
                                                                                        --------------
Total assets                                                                            $  440,313,468
                                                                                        ==============

Liabilities and partners' capital
Due to broker                                                                           $   32,389,275
Net unrealized loss on swap contracts                                                          134,834
Accrued expenses and other liabilities                                                         811,812
                                                                                        --------------
Total liabilities                                                                           33,335,921

Partners' capital                                                                          406,977,547
                                                                                        --------------
Total liabilities and partners' capital                                                 $  440,313,468
                                                                                        ==============




The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

                 Consolidated Condensed Schedule of Investments
                        (Stated in United States Dollars)

                                December 31, 2008
                                   (Unaudited)




                                                                                                         Percentage
      Shares/                                                                                           of Partners'
     Contracts                  Description/Name                                         Fair Value      Capital
-------------------------------------------------------------------------------------------------------------------
                     Investments in Securities

                     Equity Securities
                     United States:
                            Retail
       2,601,875                 Target Corp.                                       $     89,842,744       22.07%
                                                                                    -----------------------------
                     Total Equity Securities  (cost $80,646,000)                          89,842,744       22.07

                     Equity Option Contracts
                     United States:
                            Retail
                                 Target Corp., Calls, Strike Prices $40.00 -
      58,925,962                   $51.04, 04/02/09 - 03/19/10                           299,402,328       73.57
                                                                                    -----------------------------
                     Total Equity Option Contracts
                     (cost $969,372,441)                                                 299,402,328       73.57
                                                                                    -----------------------------
                     Total Investments in Securities                                $    389,245,072       95.64%
                     (cost $1,050,018,441)
                                                                                    =============================

                     Derivative Contracts
                     Credit Default Swaps, buy protection
                     United States:
                            Banking                                                 $       (134,834)      (0.03)%

                     Total Return Swaps, long exposure
                     United States:
                            Banking                                                        5,068,275        1.25
                                                                                    -----------------------------
                     Total Derivative Contracts                                     $      4,933,441        1.22%
                                                                                    =============================



The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

                      Consolidated Statement of Operations
                        (Stated in United States Dollars)

                          Year Ended December 31, 2008
                                   (Unaudited)



Net realized and unrealized loss from investments
Net realized loss from investments in securities                        $    (613,261,514)
Net change in unrealized loss from investments in securities                   61,609,793
Net realized loss on derivative contracts                                    (280,816,758)
Net change in unrealized loss on derivative contracts                           5,451,528
                                                                       ------------------
Net loss from investments                                              $     (827,016,951)

Investment income
Dividends (net of withholding taxes of $303,349)                                2,865,077
Interest                                                                        2,165,567
                                                                       ------------------
Total investment income                                                         5,030,644

Partnership expenses
Management fee                                                                  2,299,475
Professional fees                                                               4,899,706
Interest                                                                          267,389
Withholding tax                                                                    67,505
                                                                       ------------------
Total expenses                                                                  7,534,075
                                                                       ------------------
Net investment loss                                                                                    (2,503,431)
                                                                                                  ---------------
Net loss                                                                                          $  (829,520,382)
                                                                                                  ===============



The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

             Consolidated Statement of Changes in Partners' Capital
                        (Stated in United States Dollars)

                          Year Ended December 31, 2008
                                   (Unaudited)




                                                                                Limited               General
                                                        Total                  Partners               Partner
                                              ----------------------------------------------------------------------

Partners' capital at beginning of year          $     1,128,247,929      $     1,127,674,674      $       573,255
Capital contributions                                   108,250,000              108,250,000*               --
Net loss                                               (829,520,382)            (829,131,651)            (388,731)
                                                -------------------      -------------------      ---------------
Partners' capital at end of year                $       406,977,547      $       406,793,023      $       184,524
                                                ===================      ===================      ===============




* William A. Ackman contributed $5,000,000 as a limited partner.



The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

                      Consolidated Statement of Cash Flows
                        (Stated in United States Dollars)

                          Year Ended December 31, 2008
                                   (Unaudited)



Cash flows from operating activities
Net loss                                                                                 $      (829,520,382)
Adjustments to reconcile net loss to net cash used in operating activities:
     Net realized loss from investments in securities                                            613,261,514
     Net change in unrealized loss from investments in securities                                (61,609,793)
     Net change in unrealized loss on derivative contracts                                        (5,451,528)
     Purchases of investments                                                                   (528,548,589)
     Proceeds from investments sold                                                              646,993,967
     Increase in due to/from brokers                                                              (5,773,222)
     Increase in dividend receivable                                                                  (4,778)
     Decrease in interest receivable                                                                 629,581
     Increase in accrued expenses and other liabilities                                              568,132
                                                                                         -------------------
Net cash used in operating activities                                                           (169,455,098)

Cash flows from financing activities
Capital contributions                                                                            108,250,000
                                                                                         -------------------

Net change in cash and cash equivalents                                                          (61,205,098)
Cash and cash equivalents at beginning of year                                                    68,705,098
                                                                                         -------------------
Cash and cash equivalents at end of year                                                 $         7,500,000
                                                                                         ===================

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                                   $           267,389
                                                                                         ===================



The accompanying notes are an integral part of the consolidated financial statements.

                           Pershing Square IV A, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2008
                                   (Unaudited)
1. Organization

Pershing Square IV A, L.P. (the "Subsidiary Partnership") is an exempted limited partnership formed under the limited liability partnership laws of the Cayman Islands on May 31, 2007 and commenced operations on June 1, 2007. The investment objective of the Subsidiary Partnership is to create significant capital appreciation by investing in stock, total return swaps and call options of Target Corporation.

The Subsidiary Partnership acts as the master fund in a "master-feeder" structure whereby Pershing Square IV, L.P. ("PSIV LP") and Pershing Square IV-I, L.P. ("PSIV-I LP") invest all of their capital in the Subsidiary Partnership. PSIV LP and PSIV-I LP (collectively, the "Partnerships") were organized as limited partnerships under the laws of the state of Delaware on May 22, 2007 and June 27, 2008, respectively, and commenced operations on June 1, 2007 and June 30, 2008, respectively. The Partnerships are also "master" funds in a "master-feeder" structure whereby Pershing Square International IV, Ltd. ("PSIV Ltd") invests all of its assets in PSIV LP and Pershing Square International IV-I, Ltd ("PSIV-I Ltd") invests all of its assets in PSIV-I LP. PSIV Ltd and PSIV-I Ltd (collectively, the "Funds") are exempted companies formed under the limited liability laws of the Cayman Islands on May 15, 2007 and May 23, 2008, respectively, and are registered under the Cayman Islands Mutual Funds Law.

Pershing Square IV B, L.P. (the "PSIV B") is a wholly owned subsidiary of the Subsidiary Partnership and was incorporated on July 17, 2007 under the laws of the state of Delaware. Since inception there has been no activity in PSIV B and PSIV B did not hold any assets on behalf of the Subsidiary Partnership at December 31, 2008.

Pershing Square Holdings GP, LLC, a limited liability company organized under the laws of the state of Delaware and registered as a foreign company under the laws of the Cayman Islands, serves as the "General Partner" to the Subsidiary Partnership and the Partnerships (collectively, the "PSIV Partnerships"). The General Partner is responsible for making all investment decisions on behalf of the PSIV Partnerships and is solely responsible for the development and implementation of the PSIV Partnerships' investment policy and strategy. William
A. Ackman is the managing member of the General Partner and is primarily responsible for managing the PSIV Partnerships.

The General Partner delegates administrative functions relating to the management of the PSIV Partnerships to Pershing Square Capital Management, L.P. ("PSCM"), a limited partnership organized under the laws of the state of Delaware. William A. Ackman is the managing member of PS Management GP, LLC, the general partner of PSCM.

                           Pershing Square IV A, L.P.

1. Organization (continued)

Pursuant to an Administration Agreement dated May 2007, Goldman Sachs (Cayman) Trust, Limited (the "Administrator") has been appointed administrator to the PSIV Partnerships and Funds. The Administrator provides certain administrative and accounting services and receives customary fees, plus out of pocket expenses, based on the nature and extent of services provided.

2. Significant Accounting Policies

Basis  of  Presentation
The Subsidiary Partnership's consolidated financial statements and the following significant accounting policies have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in United States dollars. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Consolidation
The Subsidiary Partnership's policy is to consolidate all subsidiaries that are wholly owned. The consolidated financial statements include the results of the Subsidiary Partnership and its subsidiary, PSIV B. Intercompany transactions have been eliminated on consolidation.

Investment Transactions and Related Investment Income
The Subsidiary Partnership records its securities transactions and the related revenue and expenses on a trade date basis. Generally, realized gains and losses from security transactions are calculated on a highest cost relief method. Dividends are recorded on the ex-dividend date, net of any applicable foreign withholding taxes. Interest is recorded on the accrual basis.

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

                           Pershing Square IV A, L.P.

2. Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Subsidiary Partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents. As of December 31, 2008, cash and cash equivalents consist of a money market fund invested in U.S. Treasury securities and are held with an affiliate of the Administrator.

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

                           Pershing Square IV A, L.P.

2. Significant Accounting Policies (continued)

New Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN
48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Subsidiary Partnership's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was deferred to fiscal years beginning after December 15, 2008 and is to be applied to all open tax years as of the effective date. At this time, the Subsidiary Partnership is evaluating the implications of FIN 48 and its impact on the consolidated financial statements, if any, has not yet been determined. The Subsidiary Partnership elected to defer adoption of FIN 48, allowable under FASB Staff Position ("FSP") FIN 48-3, and will adopt for the fiscal year ending December 31, 2009, as required.

In March 2008, the FASB released Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires enhanced disclosure about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Subsidiary Partnership believes the implications of FAS 161 would have no impact to partners' capital.

3. Fair Value Measurement

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FAS 157 requires a categorization of assets and liabilities stated at fair value based upon an assessment of the valuation inputs and techniques used by the Subsidiary Partnership. There are three levels of categorization under FAS 157 as follows:

                           Pershing Square IV A, L.P.

3. Fair Value Measurement (continued)

     Level 1 - Inputs are unadjusted quoted prices in active markets at the measurement  date.  The assets and  liabilities  in this category
               will  generally   include  equities  listed  in  active  markets,
               treasuries ("on the run") and listed options.

     Level 2 - Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date. The assets and liabilities in this category will generally include equity options, credit default swaps, total return swaps and certain derivatives.

     Level 3 - Inputs reflect the Partnership's best estimate of what market participants would use in pricing the assets and liabilities at the measurement date. The assets and liabilities in this category will generally include private investments and certain derivatives.

The Partnership's assets and liabilities measured at fair value as of December 31, 2008 are categorized in the below table:





--------------------------------------------------------------------------------------------------------------
                                   Fair Value Measurements at December 31, 2008
--------------------------------------------------------------------------------------------------------------

Description                          Level 1             Level 2             Level 3             Total
--------------------------------------------------------------------------------------------------------------

Assets:
   Investments in securities      $ 89,842,744    $   299,402,328 +/-    $      --        $        389,245,072
   Derivative contracts                 --              5,068,275 ^             --                   5,068,275
                                  ------------    -------------------    -------------    --------------------
Total Assets                      $ 89,842,744    $   304,470,603        $      --        $        394,313,347
                                  ============    ===================    =============    ====================

Liabilities:
   Derivative contracts           $     --        $      (134,834)^      $      --         $          (134,834)
                                  ============    ===================    =============    ====================
Total Liabilities                 $     --        $      (134,834)       $      --         $          (134,834)
                                  ============    ===================    =============    ====================



     +/- Level 2 investments in securities include OTC call options which are fair valued by the General Partner using prices obtained from four different counterparties.
     ^ Level 2 derivative contracts include credit default swaps and total return swaps, which are valued by an independent third party.

                           Pershing Square IV A, L.P.

4. Due to/from Brokers

Due from brokers include cash balances held at the Subsidiary Partnership's clearing broker and cash collateral pledged to counterparties. Due to brokers include cash collateral received from counterparties.

The Subsidiary Partnership has agreements with its counterparties whereby the Partnership receives and is required to pledge collateral. As of December 31, 2008, the Subsidiary Partnership had pledged $5,680,000 of cash collateral in connection with its derivative trading activities. Due to broker consists of cash received from one broker to collateralize the Subsidiary Partnership's OTC call options purchased from that broker.

5. Derivative Contracts and Financial Instruments with Off-Balance Sheet Risk or Concentrations of Credit Risk

In the normal course of business, the Subsidiary Partnership enters into derivative contracts for investment purposes. Typically, derivative contracts serve as components of the Subsidiary Partnership's investment strategy and are utilized primarily to structure the portfolio to economically match the investment objectives of the Subsidiary Partnership. These instruments are subject to various risks similar to non-derivative instruments, including market, credit, liquidity, and operational risks. The Subsidiary Partnership manages these risks on an aggregate basis along with the risks associated with its investing activities as part of its overall risk management policies.

The Subsidiary Partnership's derivative trading activities are primarily the purchase and sale of OTC options, credit default swaps and total return swaps. All derivatives are reported at fair value (as described in Note 2) in the consolidated statement of assets, liabilities and partners' capital and changes in fair value are reflected in the consolidated statement of operations.

Total return swaps represent agreements between two parties to make payments based upon the performance of certain underlying assets. The Subsidiary Partnership is obligated to pay, or entitled to receive as the case may be, the net difference in the value determined at the onset of the swap versus the value determined at the termination or reset date of the swap. Therefore, the amounts required for the future satisfaction of the swaps may be greater or less than the amounts recorded on the consolidated statement of assets, liabilities and partners' capital. The ultimate gain or loss depends upon the prices at which the underlying financial instruments of the swaps are valued on the settlement date. At December 31, 2008, the Subsidiary Partnership holds total return swaps with affiliated entities (see Note 6).

                           Pershing Square IV A, L.P.

5. Derivative Contracts and Financial Instruments with Off-Balance Sheet Risk or Concentrations of Credit Risk (continued)

A credit default swap contract represents an agreement in which one party, the protection buyer, pays a fixed fee, the premium, in return for a payment by the other party, the protection seller, contingent upon a specified credit event relating to an underlying reference asset. While there is no credit event, the protection buyer pays the protection seller the periodic premium. If a specified credit event occurs, there is an exchange of cash flows and/or securities designed so that the net payment to the protection buyer reflects the loss incurred by creditors of the reference asset in the event of its default. The nature of the credit event is established by the buyer and the seller at the inception of the transaction and such events include bankruptcy, insolvency, rating agency downgrade and failure to meet payment obligations when due.

The Subsidiary Partnership clears all of its securities transactions through major U.S.-registered broker dealers, primarily through Goldman Sachs & Co., pursuant to customer agreements. At December 31, 2008, substantially all investments, derivative contracts and amounts due from brokers are positions with and amounts due from six brokers. The Subsidiary Partnership had substantially all its counterparty concentration with these brokers and their affiliates.

Receivables   and  payables  on   derivative   contracts  are  reported  net  by
counterparty on the consolidated statement of assets, liabilities and partners' capital, provided the legal right of offset exists.

At December 31, 2008, the following derivative contracts were included in the Subsidiary Partnership's consolidated statement of assets, liabilities and partners' capital:

                                    Assets         Liabilities
                               --------------    ----------------

OTC options                    $  299,402,328    $        --
Swaps                               6,727,838         1,794,397
                               --------------    --------------
Total                          $  306,130,166    $    1,794,397
                               ==============    ==============

                           Pershing Square IV A, L.P.

5. Derivative Contracts and Financial Instruments with Off-Balance Sheet Risk or Concentrations of Credit Risk (continued)

The swaps and OTC options balances above represent the Subsidiary Partnership's assets and liabilities from OTC derivative contracts by brokers and are not representative of the outstanding credit risk to the Subsidiary Partnership due to the existence of netting agreements. After taking into effect the offsetting permitted under Financial Accounting Standards Board Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, the Subsidiary Partnership views its credit exposure to be $277,626,494 at December 31, 2008, representing the fair value of derivative contracts in net asset position net of derivative contracts in net liability position and any collateral received or pledged to counterparties.

The Subsidiary Partnership receives and pledges collateral from/to certain of its counterparties in accordance with bilateral collateral agreements. The Subsidiary Partnership's credit exposure is offset by cash collateral of $32,389,275 that the Subsidiary Partnership received from one counterparty at December 31, 2008. The Subsidiary Partnership pledged cash collateral of $5,680,000 to one counterparty to cover margin requirements for certain derivative positions at December 31, 2008. The Subsidiary Partnership has exposure to credit default swap contracts to hedge against the Subsidiary Partnership's credit exposure on derivative contracts. At December 31, 2008, the Subsidiary Partnership has exposure to credit default swap contracts on these counterparties with notional values of 425,000,000 on Deutsche Bank AG, 386,471,000 on Credit Suisse Group AG, 88,927,000 on Citigroup Inc. and 62,480,000 on BNP Paribas.

6. Related Party Transactions

In accordance with the Partnership Agreement (the "Agreement"), PSCM provides management and administrative services to the Subsidiary Partnership. As compensation for such services, PSCM receives a quarterly management fee in advance equal to 0.0625% (0.25% on an annual basis) of the balance in the limited partners' capital account as of the last business day of the previous calendar quarter, taking into account contributions made on the first day of such calendar quarter. The management fee for the year ended December 31, 2008 was $2,299,475. The General Partner may, in its sole discretion, elect to waive the management fee with respect to any limited partner. Subsequent to year end the General Partner decided to waive all future fees for all investors (see Note
11).

                           Pershing Square IV A, L.P.

6. Related Party Transactions (continued)

As of December 31, 2008, the Subsidiary Partnership had unrealized gain on swap contracts with an affiliated entity managed by PSCM of $5,068,275. This amount relates to total return swap contracts with the affiliated entity whereby the Subsidiary Partnership has economic exposure to various credit default swaps held by the affiliated entity. The credit default swap contracts were purchased for the purpose of hedging the Subsidiary Partnership's credit exposure to certain option contract counterparties. The Subsidiary Partnership has the same terms and economic attributes as if it were the direct buyer of these credit default swap contracts and therefore all income and loss associated with these swap contracts are reflected in the Subsidiary Partnership's consolidated statement of operations.

During the year ended December 31, 2008, Pershing Square, L.P. ("PSLP") and Pershing Square International Ltd. ("PSINTL"), affiliated investment funds managed by PSCM, had an investment in the Partnerships and the Funds, respectively. PSLP and PSINTL were not charged a management fee nor a performance allocation.

On June 30, 2008, PSIV Ltd and PSIV LP were re-opened to allow an additional contribution of $28,000,000 made by PSINTL. PSIV-I Ltd and PSIV-I LP also commenced operations on June 30, 2008 and accepted contributions of $32,521,000 and $39,479,000, respectively, which were made by PSINTL and PSLP, respectively. William A. Ackman made a contribution of $5,000,000 on July 9, 2008 in PSIV-I Ltd. when PSIV-I Ltd. was re-opened.

7. Guarantees

The Subsidiary Partnership enters into contracts that contain a variety of indemnifications. The Subsidiary Partnership's maximum exposure under these arrangements is unknown. However, the Subsidiary Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

8. Allocation of Net Income/(Loss)

In accordance with the Agreement, net income or loss is allocated as of the last business day of each Fiscal Period, as defined, to all partners in proportion to each partner's capital account at the time of such allocation.

                           Pershing Square IV A, L.P.

8. Allocation of Net Income/(Loss) (continued)

At the end of each fiscal year or upon a limited partner's full withdrawal, for each limited partner's capital account which has been allocated net income, there shall be allocated to the capital accounts of the General Partner, 20% of the excess of the net income allocated to such limited partner's capital account above the loss carryforward (the "Performance Allocation"), if any, and the management fee with respect to the limited partner's capital account. The General Partner in its sole discretion has reduced the Performance Allocation to 10% for those limited partners that made initial contributions of at least $100 million. For the year ended December 31, 2008, there was no Performance Allocation.

The General Partner may, in its sole discretion, elect to waive or reduce the Performance Allocation with respect to any limited partner. Subsequent to year end the General Partner decided to waive all future Performance Allocation for all investors (see Note 11).

9. Partners' Capital

In accordance with the Agreement, a limited partner commits capital until December 31, 2009 (the "Lock-Up Date"). The General Partner, in its sole discretion, may advance or extend the Lock-Up Date for up to one year beyond December 31, 2009 if the General Partner believes it is in the best interest of the Subsidiary Partnership to do so. The General Partner has extended the Lock-Up Date for up to one year beyond December 31, 2009 of the Subsidiary Partnership.

10. Financial Highlights

The following represents the ratios to average limited partners' capital and total return information for the year ended December 31, 2008.

Ratios to average limited partners' capital:
   Expenses                                                             0.75%
                                                                     ===========

   Net investment loss                                                 (0.25)%
                                                                     ===========

Total return                                                          (67.91)%
                                                                     ===========

The above ratios and total return are calculated for all limited partners taken as a whole. Individual partner's ratios and returns may vary from the above based on different management fee and Performance Allocation arrangements and the timing of capital transactions.

                           Pershing Square IV A, L.P.

11. Subsequent Events

Effective January 1, 2009, the General Partner elected to waive all future management fees and the performance allocation for all investors in the Partnerships and the Funds. During the period from January 1, 2009 to February 28, 2009, consolidated performance for the Subsidiary Partnership was (60%).

On January 31, 2009, PSIV Ltd and PSIV-I Ltd withdrew their entire investment in PSIV LP and PSIV-I LP, respectively, and subsequently subscribed their entire investment into the Subsidiary Partnership. Pershing Square IV Trade-Co, L.P. ("PSIV TradeCo LP"), a Delaware Limited Partnership, was formed on January 13, 2009. PSIV TradeCo LP is a wholly owned subsidiary of Pershing Square IV, L.P. Pershing Square IV-I Trade-Co, L.P. ("PSIV-I TradeCo LP"), a Delaware Limited Partnership, was formed on January 13, 2009. PSIV-I TradeCo LP is a wholly owned subsidiary of Pershing Square IV-I, L.P. Pershing Square International IV Trade-Co, Ltd. ("PSIV TradeCo Ltd"), was incorporated as an exempted company on January 8, 2009 under the laws of the Cayman Islands. PSIV TradeCo Ltd is a wholly owned subsidiary of Pershing Square International IV, Ltd. Pershing Square International IV-I Trade-Co, Ltd. ("PSIV-I TradeCo Ltd"), was incorporated as an exempted company on January 8, 2009 under the laws of the Cayman Islands. PSIV-I TradeCo Ltd is a wholly owned subsidiary of Pershing Square International IV-I, Ltd. These newly formed entities, (collectively, the "TradeCos"), may invest in stock, total return swaps and/or call options of Target Corporation.

On February 8, 2009, the General Partner decided to waive the lock-up and permitted investors to withdraw on February 28, 2009 from the Partnerships and the Funds. Any investor that elected not to withdraw on February 28, 2009 will be committed until the Lock-Up Date. Redemptions on February 28, 2009 totaled approximately $88,550,000. In addition, the General Partner will also permit investors in the Partnerships or the Funds to apply a highwater mark adjustment to their existing, or new, investments with any affiliated entities managed by PSCM to compensate for losses incurred in the Partnerships or in the Funds.

On March 1, 2009, the Partnerships and the Funds opened for new and additional capital contributions. Total contributions received on March 1, 2009 by the Partnerships and the Funds collectively were $68,997,000. Contributions from William A. Ackman, affiliates of the General Partner, affiliated entities managed by PSCM, certain employees and advisory board members represented $67,672,000 of the total contributions received.

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

As discussed under the heading "Liquidity and Management's Plans" in Note 1 to the consolidated financial statements, after considering the Company's operating results for 2008 and the potential impacts of the Company's failure to meet debt service obligations in 2009, which could include defaults under the related credit agreements and immediate acceleration of related amounts due, the Company is undertaking actions to improve operating results, obtain capital contributions and modify credit agreements in order to avoid defaults under such credit agreements.

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


/s/ PricewaterhouseCoopers

March 25, 2008, except with respect to our opinion on the consolidated financial statements insofar as it relates to the disclosures under the heading "Liquidity and Management Plans" in Note 1, as to which the date is March 13, 2009




Las Vegas, Nevada

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

                 Premier Entertainment Biloxi LLC and Subsidiary
                              Debtor-In-Possession

             Notes to Consolidated Financial Statements (continued)


1. NATURE OF BUSINESS AND ORGANIZATION OF COMPANY (CONTINUED)


LIQUIDITY AND MANAGEMENT'S PLANS

The Company has incurred losses and negative cash flows from operations since inception and although management has reduced operating expenses and expects to be able to meet operating obligations, it does not anticipate that cash flows from operations during 2009 will be sufficient to meet its interest obligations under the $180 million senior secured credit facility with BHR Holdings, Inc., (as further described below) without capital contributions from GAR or modifications to the BHR credit facility.

Failure to meet the interest obligation under the BHR credit facility when due would constitute a default under the BHR credit facility which would also create a default under the 15% junior subordinated note with LUK-Ranch Entertainment, LLC ("LRE") described in Note 7. Such defaults allow the respective lenders to declare the notes immediately due and payable. Furthermore, a default under the BHR credit facility provides Hard Rock Hotel Licensing, Inc. the right to terminate the Hard Rock license agreement (Note 9) under certain conditions.

BHR and LRE are related parties that are controlled by Leucadia National Corporation, who through its subsidiaries is also the controlling member of GAR.

Management intends to improve operating results by continued growth in revenues as marketing and customer loyalty programs mature and by continued emphasis on expense control and reductions. In addition, management intends to seek capital contributions from GAR and or modifications to the BHR credit facility, in order to meet its interest obligations under the BHR credit facility. There is no assurance that management's plans will generate sufficient cash flows from operations to meet the related party interest obligations or that modifications to the BHR credit facility will be obtained. As such, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


HFH ShortPLUS FUND, L.P.
(In Liquidation)

Statement of Financial Condition


Year Ended December 31, 2008
(Unaudited)
--------------------------------------------------------------------------------


Assets

Investment in HFH ShortPLUS Master Fund, Ltd. (In Liquidation), at fair value                              $  40,625,051
Cash                                                                                                               2,673
                                                                                                           -------------
                                                                                                           $  40,627,724
                                                                                                           =============

Liabilities and partners' capital

Liabilities
Capital withdrawals payable                                                                                $  19,969,871
Accrued expenses                                                                                                 134,999
                                                                                                           -------------
Total liabilities                                                                                             20,104,870

Partners' capital                                                                                             20,522,854
                                                                                                           -------------
                                                                                                           $  40,627,724
                                                                                                           =============


See accompanying notes to financial statements

HFH ShortPLUS FUND, L.P.
(In Liquidation)

Statement of Operations



Year Ended December 31, 2008
(Unaudited)
--------------------------------------------------------------------------------


Net investment income (loss) allocated from
 HFH ShortPLUS Master Fund, Ltd. (In Liquidation)
  Interest income                                                                                        $        2,542,190
  Interest expense                                                                                                 (864,798)
  Professional fees and other                                                                                      (227,559)
  Administrative fee                                                                                                (40,223)
                                                                                                         ------------------
     Total net investment income (loss) allocated from
     HFH ShortPLUS Master Fund, Ltd. (In Liquidation)                                                             1,409,610
                                                                                                         ------------------

Fund income
  Interest                                                                                                            1,912
                                                                                                         ------------------

Fund expenses
  Management fee                                                                                                    601,176
  Professional fees and other                                                                                       125,733
                                                                                                         ------------------
     Total Fund expenses                                                                                            726,909
                                                                                                         ------------------

Net investment income                                                                                               684,613
                                                                                                         ------------------

Realized and unrealized gain (loss) on investments allocated from
 HFH ShortPLUS Master Fund, Ltd. (In Liquidation)
  Net realized gain (loss) on securities                                                                         (2,200,823)
  Net realized gain (loss) on credit default swap contracts                                                      59,941,394
  Net change in unrealized appreciation or (depreciation) on securities                                            (887,582)
  Net change in unrealized appreciation or (depreciation) on credit default swap contracts                      (45,623,955)
  Net gain (loss) from foreign exchange transactions                                                                (23,115)
                                                                                                         ------------------
Net gain (loss) on investments                                                                                   11,205,919
                                                                                                         ------------------

Net income                                                                                                       11,890,532

Less reallocation to the General Partner                                                                          1,246,505
                                                                                                         ------------------

Net income available for distribution to all partners                                                    $       10,644,027
                                                                                                         ==================



See accompanying notes to financial statements

HFH ShortPLUS FUND, L.P.
(In Liquidation)

Statement of Changes in Partners' Capital


Year Ended December 31, 2008
(Unaudited)
--------------------------------------------------------------------------------


                                                                     General             Limited
                                                                     Partner            Partners              Total
                                                                     -------            --------              -----

Partners' capital, beginning of year                           $    6,565,358       $  83,295,107       $   89,860,465

Early withdrawal fees                                                      13             210,664              210,677

Capital withdrawals                                                (7,260,220)        (74,178,600)         (81,438,820)

Allocation of net income
Pro rata allocation                                                     6,126          11,884,406           11,890,532
Reallocation to General Partner                                     1,246,505          (1,246,505)              --
                                                               --------------       -------------       --------------
                                                                    1,252,631          10,637,901           11,890,532
                                                               --------------       -------------       --------------
Partners' capital, end of year                                 $      557,782       $  19,965,072       $   20,522,854
                                                               ==============       =============       ==============



See accompanying notes to financial statements

HFH ShortPLUS FUND, L.P.
(In Liquidation)

Statement of Cash Flowsl


Year Ended December 31, 2008
(Unaudited)
--------------------------------------------------------------------------------



Cash flows from operating activities
Net income                                                                                                 $     11,890,532
Adjustments to reconcile net income to net cash provided by
operating activities:
 Net income allocated from HFH ShortPLUS Master Fund, Ltd. (In Liquidation)                                     (12,615,529)
 Changes in operating assets and liabilities:
  Proceeds from the sales of shares from
  HFH ShortPLUS Master Fund, Ltd. (In Liquidation)                                                               55,914,309
 Other assets                                                                                                           140
 Accrued expenses                                                                                                   112,498
                                                                                                           -----------------
Net cash provided by operating activities                                                                        55,301,950
                                                                                                           ----------------

Net cash flows used in financing activities,
 Capital withdrawals, net of capital withdrawals payable and early withdrawal fees                              (61,258,272)
                                                                                                           ----------------

Net change in cash                                                                                               (5,956,322)

Cash, beginning of year                                                                                           5,958,995
                                                                                                           ----------------

Cash, end of year                                                                                          $          2,673
                                                                                                           ================


See accompanying notes to financial statements

HFH ShortPLUS FUND, L.P.
(IN LIQUIDATION)

Notes to Financial Statements
(Unaudited)
--------------------------------------------------------------------------------



1.   Nature of operations and summary of significant accounting policies

Nature of Operations

HFH ShortPLUS Fund, L.P. (the "Partnership") is a Delaware limited partnership and commenced operations on January 2, 2007. The Partnership invests substantially all of its investable assets through a "master-feeder" structure in HFH ShortPLUS Master Fund, Ltd. (the "Master Fund"), a Cayman Islands exempted company that invests and trades a short-biased portfolio of asset-backed securities ("ABS") that the Investment Manager believes are most likely to produce high returns during periods of adverse credit performance for residential mortgages, and for mortgage-backed securities ("MBS") and ABS. Returns will come from two principal sources: (i) market value changes, arising from changes in credit spreads on the Master Fund's short positions; and (ii) credit default payments from counterparties on credit default swaps ("CDS") or other derivatives in credit sensitive mortgage and asset-backed securities, consumer debt and other assets. The Partnership's investment objective is the same as that of the Master Fund. The financial statements of the Master Fund are included elsewhere in this report and should be read in conjunction with the Partnership's financial statements. Highland Financial Holdings, LLC (the "General Partner") serves as the General Partner and Highland Financial Holdings Group, LLC ("Investment Manager") serves as the investment manager of the Partnership.

The Master Fund is also managed by the Investment Manager. Valuation of the investments held by the Master Fund is discussed in the notes to the financial statements of the Master Fund included elsewhere in this report. The percentage of the Master Fund's net assets owned by the Partnership at December 31, 2008 was approximately 21.5%.

In accordance with the Partnership's documents, the General Partner has formalized a plan of liquidation to liquidate the Partnership in an orderly manner, and as a result, changed its basis of accounting from the going concern to the liquidation basis whereby assets and liabilities are stated at their estimated settlement amounts and all costs of liquidation have been recognized. The adoption of the liquidation basis of accounting did not have a material effect on the carrying values of assets and liabilities as of December 31, 2008. The residual 50% of the capital held by the remaining investors in the Partnership will be distributed on or about March 31, 2009. The distribution amount which dollars and shares are not currently fixed and determinable approximate $19,970,000. In addition, a new entity, HFH ShortPLUS Master Fund Liquidating Trust was established for purposes of receiving cash flows on securities that were distributed in-kind.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Valuation of Investment in HFH ShortPLUS Master Fund, Ltd.

The Partnership records its investment in the Master Fund at fair value based on the net asset value of the Master Fund. Valuation of instruments held by the Master Fund is discussed in Note 1 of the Master Fund's financial statements.

HFH ShortPLUS FUND, L.P.
(IN LIQUIDATION)

Notes to Financial Statements

--------------------------------------------------------------------------------


1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Income and Expense Recognition

The Partnership records its proportionate share of the Master Fund's investment income/loss, expenses and realized and unrealized gains and losses. The Master Fund's income and expense recognition and allocation policies are discussed in
Note 1 of the Master Fund's financial statements.

Interest income of the Partnership's cash balance is accrued as earned. Expenses that are directly attributable to the Partnership are recorded on the accrual basis as incurred.

Income Taxes

The Partnership is not a taxable entity for federal, state or local income tax purposes; such taxes are the responsibility of the individual partners. Accordingly, no provision has been made in the accompanying financial statements for any federal, state or local income taxes.

On  December  30,  2008,  the  FASB  issued  FIN  48-3,  Effective  Date of FASB
Interpretation No. 48 for Certain Nonpublic Enterprises ("FSP"), which allows the Partnership to defer the adoption of FIN 48 until periods beginning after December 15, 2008. The General Partner has elected to take advantage of this deferral. Based on its continued analysis, the General Partner has determined that the adoption of FIN 48 will not have a material impact on the Partnership's financial statements. However, the General Partner's conclusions regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance and on-going analyses of tax laws, regulations and interpretations thereof. The Partnership's accounting policy for evaluating uncertain tax positions during financial statement periods subject to the deferral of FIN 48 is based on the recognition and disclosure criteria for loss contingencies under SFAS No. 5 "Accounting for Contingencies".

FIN 48 requires the General Partner to determine whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce net assets. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to partners' capital upon adoption.

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

HFH ShortPLUS FUND, L.P.
(IN LIQUIDATION)

Notes to Financial Statements

--------------------------------------------------------------------------------


2.   Partners' capital

The minimum initial and subsequent capital contributions (each a "Capital Contribution") in the Partnership are $5,000,000 and $1,000,000, respectively. The Investment Manager may waive or reduce the minimum capital contributions in its sole discretion. The General Partner admitted new Limited Partners and permitted Limited Partners to make additional capital contributions as of the first business day of each calendar month, or at any other time in the General Partner's sole discretion.

Subject to the lock-up period and early withdrawal fee, Limited Partners had the right to require the Partnership to withdraw all or any portion of their investment by delivering written notice to the General Partner not less than 90 days prior to the end of any calendar quarter, or at such other times as the General Partner determined in its sole discretion. The General Partner reserved the right to waive or reduce the notice period in its sole discretion. Notwithstanding anything to the contrary, a Limited Partner could not withdraw each capital contribution (and any appreciation thereon) until after the 12 month period (the "Lock-up Period") following the date of such contribution, without the prior consent of the General Partner, which may have been granted or denied in the General Partner's sole discretion.

Limited Partners who withdraw a Capital Contribution after the Lock-up Period with respect to such Capital Contribution but less than 24 months after purchasing such capital contribution will be charged an early withdrawal fee equal to 5% of the withdrawal amount. Any early withdrawal fee will be payable to the Partnership and is subject to the incentive allocation described in Note
3. The General Partner reserves the right, in its sole discretion, to waive or reduce the early withdrawal fee on a case-by-case basis. Subject to the Partnership's right to establish reserves, a minimum of 95% of the withdrawals proceeds will generally be paid to the withdrawing Limited Partner within 15 business days after the corresponding withdrawal date, with the balance payable (without interest) within 90 days of the corresponding withdrawal date. However, payments to withdrawing Limited Partners may be subject to further delay or may be suspended.

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


3.   Allocation of net income (loss) and incentive allocation

Net investment income and gains and losses are allocated to the partners on a monthly basis, based on the partners' proportionate share of capital in the Partnership at the beginning of the month.

The General Partner receives an incentive allocation equal to 20% of net capital appreciation (as defined in the limited partnership agreement) credited to the capital account of each limited partner, less management fees. The incentive allocation will be deducted from the capital account of such limited partner and reallocated to the General Partner's capital account. At the discretion of the General Partner, this rate may be reduced for certain Limited Partners. If there is a loss for the fiscal period, such loss is carried forward to future periods and no incentive allocations will be made to the General Partner until prior fiscal period losses are recovered. For the year ended December 31, 2008, the General Partner was allocated $1,246,505 in incentive allocations.

HFH ShortPLUS FUND, L.P.
(IN LIQUIDATION)

Notes to Financial Statements

--------------------------------------------------------------------------------


4.   Management fee and other related party transactions

The Investment Manager receives a quarterly management fee in arrears, equal to 0.50% (2% per annum) of each Limited Partner's capital account. At the discretion of the General Partner, this rate may be reduced for certain Limited Partners and affiliated fund investments. For the year ended December 31, 2008, the Investment Manager earned a management fee of $601,176 from the Partnership.


5.   Off-balance sheet risk, leverage and concentration of credit risks

Off-balance sheet risk, leverage and concentration of credit risks are discussed in the Master Fund's financial statements.

Due to the nature of the master fund/feeder fund structure, the Partnership could be materially affected by significant subscriptions and redemptions of the other feeder fund. From time to time, the Partnership may have a concentration of partners holding a significant percentage of the Partnership's partners' capital. Investment activities of these partners could have a material impact on the Partnership. At December 31, 2008, one partner owned 97% of the total partners' capital of the Partnership


6.   Capital withdrawals payable

In accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, as effected by FASB Staff Position No. FAS 150-3, withdrawals are recognized as liabilities by the Partnership, net of incentive allocations, when the amount requested in the withdrawal notice becomes fixed. This generally occurs either at the time of the receipt of the notice, or on the last day of a fiscal period, depending on the nature of the request. As a result, withdrawals paid after the end of the year, but based upon year-end capital balances are reflected as capital withdrawals payable at December 31, 2008. Withdrawal notices received for which the dollar amount is not fixed remains in capital until the amount is determined.
Withdrawals payable may be treated as capital for purposes of allocations of gains/losses pursuant to the Partnership's governing documents. On December 31, 2008, the General Partner of the Partnership passed a resolution to wind-up the operations of the Fund and a compulsorily redeem 50% of the net asset value of the Fund (approximately $19,970,000) which is included in redemptions payable at December 31, 2008.


7.   Commitments and contingencies

In the normal course of business, the Partnership enters into contracts that contain a variety of representations, warranties and general indemnifications. The Partnership's maximum exposure under these arrangements, including future claims that may be made against the Partnership that have not yet occurred, is unknown. However, based on the experience of the General Partner, the Partnership expects the risk of loss associated with such contracts to be remote.

HFH ShortPLUS FUND, L.P.
(IN LIQUIDATION)

Notes to Financial Statements

--------------------------------------------------------------------------------



8.   Administrative fee

Admiral Administration, Ltd. (Cayman Islands) (the "Administrator") serves as the Partnership's Administrator and performs certain administrative and clerical services on behalf of the Partnership.


9.   Financial highlights

Financial highlights for the year ended December 31, 2008 are as follows:

   Total Return
     Total return before reallocation to General Partner           16.6%
     Reallocation to General Partner                               (1.7)
                                                                  -----
     Total return after reallocation to General Partner (a)        14.9%
                                                                  =====

   Ratio to average limited partners' capital
     Expenses (including interest) (b)                              3.3%
     Reallocation to General Partner                                2.2
                                                                  -----
     Expenses and reallocation to General Partner                   5.5%
                                                                  =====
     Expenses excluding interest expense (c)                        1.8%
                                                                  =====
     Net investment income (d)                                      1.2%
                                                                  =====

(a) Total return is calculated for aggregate limited partners' capital, exclusive of the General Partner, taken as a whole and adjusted for cash flows related to capital contributions and withdrawals during the year. An individual limited partner's return may differ depending on the timing of contributions and withdrawals, as well as varying fee structures.

(b) The operating expense ratio is based on the expenses allocated to each partner prior to the effects of any incentive allocation. For the purpose of this calculation, operating expenses include expenses incurred by the Partnership directly as well as expenses allocated from the Master Fund. Expense ratios are calculated over average net assets. Expense ratio excluding the effect of allocated expenses from the Master Fund would be 1.3%. The expense ratios attributable to an individual partner's account may vary based on different management fee and incentive allocation arrangements and the timing of capital transactions.

(c) The expenses excluding interest expense ratio is based on the expenses allocated to each partner. For the purpose of this calculation, operating expenses include expenses incurred by the Partnership directly as well as expenses allocated from the Master Fund, excluding interest expense and the reallocation to the General Partner. Expense ratios are calculated over average net assets. The expense ratios attributable to an individual partner's account may vary based on different management fee arrangements and the timing of capital transactions.

(d) The net investment income ratio is based on the net investment income allocated to a limited partner prior to the effect of an incentive allocation and is exclusive of unrealized and realized gains and losses. The net investment income ratio attributable to an individual partner's account may vary based on timing of capital transactions and different management fee arrangements.

HFH ShortPLUS FUND, L.P.
(IN LIQUIDATION)

Notes to Financial Statements

--------------------------------------------------------------------------------


9.   Subsequent events

As of February 2, 2009, the Custodian for the Partnership changed from J.P. Morgan to Wells Fargo Bank, N.A.

HFH ShortPLUS MasterFund, Ltd.
(In Liquidation)

Statement of Assets and Liabilities
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

Year Ended December 31, 2008
(Unaudited)


Assets

Investments in securities, at fair value
 (cost $69,721,286)                                                                                          $    5,812,984
Credit default swap contracts, at fair value
 (upfront fee payments $9,912,500)                                                                               22,081,724
Securities purchased under agreements to resell, at fair value                                                   32,338,000
Cash and cash equivalents                                                                                       144,185,058
Margin cash paid to counterparties                                                                               11,986,130
Other assets                                                                                                         65,455
                                                                                                             --------------
   Total assets                                                                                                 216,469,351
                                                                                                             --------------


Liabilities
Margin cash received from counterparties                                                                         12,088,168
Credit default swap contracts, at fair value
 (upfront fee receipts $6,300,000)                                                                               14,685,603
Accrued expenses and other payables                                                                                 441,484
Due to broker                                                                                                        33,439
                                                                                                             --------------
   Total liabilities                                                                                             27,248,694
                                                                                                             --------------

Net assets                                                                                                   $  189,220,657
                                                                                                             ==============

Net asset value per share, based on net assets of $189,220,657
 and 468.89 shares outstanding                                                                               $   403,554.21
                                                                                                             ==============







                                                                              1
See accompanying notes to financial statements.

HFH ShortPLUS MasterFund, Ltd.
(In Liquidation)

Statement of Operations
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

Year Ended December 31, 2008
(Unaudited)



Investment income
  Interest                                                                                                   $    9,210,975
                                                                                                             --------------

Expenses
  Interest                                                                                                        3,071,390
  Professional fees and other                                                                                       890,215
  Administrative fee                                                                                                158,920
                                                                                                             --------------
     Total expenses                                                                                               4,120,525
                                                                                                             --------------

Net investment income (loss)                                                                                      5,090,450
                                                                                                             --------------

Realized and unrealized gain (loss) on investments
   Net realized gain (loss) on securities                                                                        (9,307,178)
   Net realized gain (loss) on credit default swap contracts                                                    225,379,191
   Net change in unrealized appreciation or (depreciation) on securities                                         (2,534,158)
   Net change in unrealized appreciation or (depreciation) on credit default swap contracts                    (174,353,921)
   Net gain (loss) from foreign exchange transactions                                                              (107,994)
                                                                                                             --------------
Net gain (loss) on investments                                                                                   39,075,940
                                                                                                             --------------

Net change in net assets resulting from operations                                                           $   44,166,390
                                                                                                             ==============


See accompanying notes to financial statements.

HFH ShortPLUS MasterFund, Ltd.
(In Liquidation)

Statement of Changes in Net Assets
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

Year Ended December 31, 2008
(Unaudited)


Operations
  Net investment income (loss)                                                                               $    5,090,450
  Net realized gain (loss) on securities                                                                         (9,307,178)
  Net realized gain (loss) on credit default swaps                                                              225,379,191
  Net change in unrealized appreciation or (depreciation) on securities                                          (2,534,158)
  Net change in unrealized appreciation or (depreciation) on credit default swap contracts                     (174,353,921)
  Net gain (loss) from foreign exchange transactions                                                               (107,994)
                                                                                                             --------------
    Net change in net assets resulting from operations                                                           44,166,390
                                                                                                             --------------

Capital share transactions
  Issuance of shares                                                                                                304,492
  Redemption of shares                                                                                         (176,552,945)
                                                                                                             --------------

Net change in net assets resulting from capital share transactions                                             (176,248,453)
                                                                                                             --------------
Net change in net assets                                                                                       (132,082,063)

Net assets, beginning of year                                                                                   321,302,720
                                                                                                             --------------

Net assets, end of year                                                                                      $  189,220,657
                                                                                                             ===============


See accompanying notes to financial statements.

HFH ShortPLUS MasterFund, Ltd.
(In Liquidation)

Statement of Cash Flows
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

Year Ended December 31, 2008
(Unaudited)


Cash flows from operating activities
  Net change in net assets resulting from operations                                                         $      44,166,390
  Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
    Net realized gain (loss) on securities                                                                           9,307,178
    Net change in unrealized appreciation or (depreciation) on securities                                            2,534,158
    Changes in operating assets and liabilities:
     Purchases of investments in securities, at fair value                                                         (41,515,670)
     Proceeds from sales of investments in securities, at fair value                                                36,188,013
     Credit default swap contracts, at fair value                                                                  210,366,456
     Securities purchased under agreements to resell, at fair value                                                 26,836,000
     Margin cash paid to counterparties                                                                            (10,185,886)
     Dividends and interest receivable                                                                              (1,811,299)
     Other assets                                                                                                       23,679
     Margin cash received from counterparties                                                                     (206,559,962)
     Due to broker                                                                                                     (62,044)
     Accrued expenses                                                                                                  207,734
                                                                                                             -----------------
Net cash provided by operating activities                                                                           69,494,747
                                                                                                             -----------------

Cash flows from financing activities
  Proceeds from issuance of shares                                                                                     304,492
  Payments for redemption of shares                                                                               (176,552,945)
                                                                                                             -----------------
Net cash used in financing activities                                                                             (176,248,453)
                                                                                                             -----------------

Net change in cash and cash equivalents                                                                           (106,753,706)

Cash and cash equivalents, beginning of year                                                                       250,938,764
                                                                                                             -----------------

Cash and cash equivalents, end of year                                                                       $     144,185,058
                                                                                                             =================



See accompanying notes to financial statements.

HFH ShortPLUS MasterFund, Ltd.
(In Liquidation)

Condensed Schedule of Investments
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

December 31, 2008
(Unaudited)


                                                      Current Face /   Coupon       Maturity         Percentage of        Fair
                                                         Notional      Rates %     Date Range          Net Assets         Value
                                                         --------      -------     ----------          ----------         -----


Asset-Backed Securities, at fair value

  Fixed Rate Home Equity
     TMTS 04-8HES B2 (cost $407,368)                  $   446,131      8.000%      6/25/34                0.07 %    $      131,312
                                                                                                         -------    --------------

  Floating Rate Home Equity
     Bayview Financial TR 2004-D                      $ 1,893,329      2.971       8/28/44                0.10             190,220
     Morgan Stanley Cap 2007-NC A2A                   $ 1,615,661      0.551       6/25/37                0.62           1,181,957
                                                                                                         -------    --------------

  Total Floating Rate Home Equity                                                                         0.72           1,372,177
                                                                                                         -------    --------------
   (cost $3,294,809)

  Floating Rate Business Loans
     BAYC 05-3A B3                                    $   594,122      3.471       11/25/35               0.13             243,915
     Bayview Coml Mtg TR 2006-SP1                     $ 7,060,000      4.471        4/25/36               0.76           1,438,475
                                                                                                         -------    --------------

  Total Floating Rate Business Loans
   (cost $7,325,808)                                                                                      0.89           1,682,390
                                                                                                         -------    --------------

  Home Equity Residuals
     Option One Mtg LN TR 2007-4
     20370425 FL (cost $2,874,362)                    $ 3,090,711      0.561       4/25/37                1.39           2,627,105
                                                                                                         -------    --------------

  Other (cost $55,818,939)*                           $46,136,708      0-8.500%   1/15/35-9/08/51           --              --
                                                                                                         -------    --------------

Total Asset-Backed Securities,
 at fair value (cost $69,721,286)                                                                         3.07 %    $    5,812,984
                                                                                                         -======    ==============




* Fifteen (15) bonds with a cost of $55,818,939 had fair values of -0- at December 31, 2008.

See accompanying notes to financial statements.

HFH ShortPLUS MasterFund, Ltd.
(In Liquidation)

Condensed Schedule of Investments (Continued)
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

December 31, 2008
(Unaudited)

                                                          Notional        Termination           Percentage of         Fair
                                                           Amount            Date                Net Assets          Value
                                                           ------            ----                ----------          -----

Swap contracts, at fair value

  Credit default swap contracts
    United States
     JPMAC 2005-OPTI M9
      (pay 3.00%)                                      $  5,595,354         6/25/2035               2.80 %       $   5,288,265
     RFC06NC3 M9
      (pay CITI 7.50%)                                 $  4,000,000         3/25/2036               2.10             3,921,978
     SAIL 2006-4 M4
      (pay CS 3.75%)                                   $ 10,000,000         7/25/2036               5.10             9,708,523
     Nevada GO CDS (pay .98%)                          $ 10,000,000          3/1/2017               0.50               971,094
     New Jersey GO CDS (pay .87%)                      $ 10,000,000          7/1/2019               0.50               906,641
     SHIPO 3 A2 (pay 2.60%)                            $ 13,971,000         1/18/2050               0.70             1,285,223
                                                                                                   -------       -------------
  Total credit default swap contracts                                                              11.70            22,081,724
                                                                                                   -------       -------------
   (upfront fee payments $9,912,500)

  Credit default swap contracts
    United States
     SAIL 2006-4 M4
      (JP Morgan (Bear) pays 5.80%)                    $(10,000,000)        7/25/2036              (5.20)           (9,819,978)
     RFC06NC3 M8
      (CITI pays 5.00%)                                $ (5,000,000)        3/25/2036              (2.60)           (4,865,625)
                                                                                                   -----         -------------
  Total credit default swap contracts                                                              (7.80)          (14,685,603)
                                                                                                   -----         -------------
   (upfront fee receipts $6,300,000)

Total swap contracts, at fair value                                                                 3.90 %       $   7,396,121
                                                                                                   =======       =============

Securities purchased under agreements to resell, at fair value
  J.P. Morgan, 1.74% - 6.00%, 4/15/2032 - 6/16/2038 (cost $32,338,000)                             17.10 %       $  32,338,000
                                                                                                   =======       =============


See accompanying notes to financial statements.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)
(Unaudited)
--------------------------------------------------------------------------------


1.   Nature of operations and summary of significant accounting policies

Nature of Operations

HFH ShortPLUS Master Fund, Ltd. (In Liquidation) (the "Fund") is a Cayman Islands exempted company incorporated in accordance with the Companies Law (2004 revision) which commenced operations on January 2, 2007. The Fund's strategy is to assemble a short-biased portfolio of asset-backed securities ("ABS") that the Investment Manager believes are most likely to produce high returns during periods of adverse credit performance for residential mortgages, and for mortgage-backed securities ("MBS") and ABS. Returns will come from two principal sources: (i) market value changes arising from changes in credit spreads on the Fund's short positions; and (ii) credit default payments from counterparties on credit default swaps ("CDS") or other derivatives.

In accordance with the Fund's documents, the board of directors have formalized a plan of liquidation to liquidate the Fund in an orderly manner, and as a result, changed its basis of accounting from the going concern to the liquidation basis whereby assets and liabilities are stated at their estimated settlement amounts and all costs of liquidation have been recognized. The adoption of the liquidation basis of accounting did not have a material effect on the carrying values of assets and liabilities as of December 31, 2008. The shares held by the remaining investors will be distributed on March 31, 2009. In addition, a new entity called HFH ShortPLUS Master Fund Liquidating Trust was established for purposes of receiving cash flows on securities that were distributed in-kind.

Highland Financial Holdings Group, LLC ("Investment Manager") serves as the investment manager of the Fund. The Investment Manager manages and invests the Fund's assets and effects all security transactions on behalf of the Fund. The Fund operates under a "master fund/feeder fund" structure. HFH ShortPLUS, Ltd. and HFH ShortPLUS Fund, L.P. (collectively, the "Feeder Funds") invest substantially all of their investable assets in the Fund.

Basis of Presentation

The financial statements are expressed in United States dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash, margin cash received from counterparties, and short term investments (treasury bills), which are readily convertible into cash and have original maturities of three months or less.

Valuation of Investments in Securities at Fair Value - Definition and Hierarchy

The Fund adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), effective January 1, 2008. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------


1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Valuation of Investments in Securities at Fair Value - Definition and Hierarchy (continued)

In determining fair value, the Fund uses various valuation approaches. SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

     Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

     Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

     Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------




1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Valuation of Investments in Securities at Fair Value - Definition and Hierarchy (continued)

Valuation Techniques

The Investment Manager will use its reasonable discretion to value each investment by using, as a guide, a combination of (i) independent, third-party pricing sources; (ii) indications from one or more financial institutions engaged in trading the investments or securities similar to the investments being valued; (iii) transactions in the market of the same or similar securities; and (iv) in-house models the Investment Manager maintains (the "Highland Model"). In cases where the number of indications is limited, the Investment Manager will review other factors such as the previous month's value, whether such indication is from the same counterparty, the delta between the current value and the previous month value, relevant market data or news, the value of similar securities, recent trading information and any other information which may be deemed relevant at the discretion of the Investment Manager. With respect to credit default swaps ("CDS"), the Investment Manager may use, if considered representative of the value of CDS positions, margin marks from the actual counterparty with whom the security was traded, or from counterparties of a similar CDS position to estimate the valuation. However, if the Investment Manager believes the exit price will be either greater or less than the current margin mark, the Investment Manager has the discretion to revise the value accordingly.

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

The Highland Model is a proprietary system that is used to generate a price/yield based on key inputs. Cash flows for the Fund's securities that are projected through the Highland Model, incorporate assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses, and interest rates. On a monthly basis, each security's actual cash flows are compared to the previously projected cash flows. Assumptions can be modified based on significant deviations between actual cash flows and cash flows from previous projections. Discount rates may be changed based on market observations for prices and discount rates of similar securities trading in the secondary market. The following outlines the key inputs that are reevaluated on a monthly basis:

     i. Constant Default Rate (CDR) - an annualized rate of default on a group of mortgages within a collateralized product (i.e. MBS). It represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past 60-day and 90-day notices and in the foreclosure process.

     ii. Constant Prepayment Rate (CPR) - A loan prepayment rate that is equal to the proportion of the principal of a pool of loans that is assumed to be paid off prematurely in each period. The calculation of this estimate is based on a number of factors such as historical prepayment rates for previous loans that are similar to ones in the pool and on the future economic outlook.

     iii. Loss Severity - costs (expressed as a %) to foreclose and liquidate a home securing a defaulted mortgage, as well as any decline in property value.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------


1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Valuation of Investments in Securities at Fair Value - Definition and Hierarchy (continued)

Valuation Techniques (continued)

     iv. Delinquency - monthly mortgage payments that are 30, 60, or more than 60 days past due.

     v. Yield - the yield is obtained from the "Matrix" which is updated on a monthly basis. The Matrix associates yields based on various groups of securities and market conditions.

The Fund will also determine fair value for MBS and ABS securities that are not based on the Highland Model price. The following represent additional price sources:

          Transaction based - Represents a recent transaction utilized as the price source if the transaction occurred within 30 days of the valuation date.

          Trader based - Represents a price determined by a portfolio manager. The portfolio manager will determine the proper valuation for a particular security utilizing a combination of observable and unobservable inputs. In determining the valuation the portfolio manager will rely upon third party broker quotes, pricing services, recent transactions of the security or similar securities, inquiries with marker-makers and industry expertise. The Fund will use this valuation technique if the responsible portfolio manager determines that the Highland Model does not accurately reflect certain idiosyncratic factors for a specific security.

          Third party quotes - Represents a valuation that is received externally from either a pricing service or dealer price. The Fund will utilize this price if the responsible portfolio manager determines that this price accurately reflects fair value and for various reasons the Highland Model price (e.g. model inadequacies, non-current data, etc.) is less accurate than the third party price.

The following table summarizes the pricing sources used to determine fair value of the securities owned by the Fund at December 31, 2008:


                Pricing Source           % of Portfolio Priced
                Third party quotes                39.8%
                Trader based                      32.9%
                Transaction based                 14.1%
                Highland Model                    13.2%


ABS and MBS and Credit Default Swaps on ABS and MBS securities are generally categorized in Level 3 of the fair value hierarchy.

Derivative Instruments and Hedging Activities
---------------------------------------------

The Fund recognizes the value of all derivative instruments as either assets or liabilities in the Statement of Assets and Liabilities and measures those instruments at fair value.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------



1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Valuation of Investments in Securities at Fair Value - Definition and Hierarchy (continued)

Valuation Techniques (continued)

Interest Rate and Index Swaps
-----------------------------

The Fund may enter into interest rate and index swaps as part of its investment strategies. Swaps involve the exchange by the Fund with another party of respective commitments to pay or receive interest, effective return, or total return throughout the lives of the agreements. The Fund may be required to deliver or receive cash or securities as collateral upon entering into swap transactions. Movements in the relative value of the swap transactions may require the Fund or the counterparty to post additional collateral. Interest rate swaps change in value with movements in interest rates. During the term of the swap contracts, changes in value and accrued interest payments are recognized as unrealized gains or losses by marking the contracts to the market. These unrealized gains and losses are reported as an asset or liability, respectively, on the Statement of Assets and Liabilities. When contracts are terminated, the Fund will realize a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Fund's basis in the contract, if any.

Credit Default Swaps
--------------------

The Fund adopted FASB Staff Position FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, as of December 31, 2008, which requires additional disclosures about credit derivatives.

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

As of December 31, 2008, the Fund has eight open credit default swaps. The Fund is the buyer on six of these swaps ("receiving protection" on a total notional amount of approximately $53.6 million) and is the seller on the remaining two ("providing protection" on a total notional amount of $15 million).

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------




1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Valuation of Investments in Securities at Fair Value - Definition and Hierarchy (continued)

Credit Default Swaps (continued)
--------------------------------

Credit default swaps involve greater risks than if the Fund had invested in the reference obligations directly. In addition to general market risks, credit default swaps are subject to liquidity risk and counterparty credit risk. A buyer also may lose its investment and recover nothing should a credit event not occur. If a credit event did occur, the value of the reference obligation received by the seller, coupled with the periodic payments previously received, may be less than the full notional value it pays to the buyer, resulting in a loss of value.

At December 31, 2008, the two credit default swaps sold held by the Fund were referenced to mortgage-backed securities. Both credit default swaps sold expire in 2036.

The current status of the performance risk of both credit default swaps sold are classified by the external Standard & Poor's credit ratings of the reference obligations as CC.

In the event that certain specified credit events occur, the maximum potential amount of future undiscounted payments that the Fund would be required to pay under the credit default swaps sold would be approximately $15,000,000. However, if the Fund was required to make payments under the credit default swaps sold, it would be entitled to certain assets owned by the reference entities that collateralize the reference obligations. The Fund is unable to estimate the approximate extent of which the proceeds from liquidation can be applied towards the maximum potential amount of future payments under the credit default swaps sold.

The fair value of open swaps reported in the statement of assets and liabilities may differ from that which would be realized in the event the Fund terminated its position in the contract. Risks may arise as a result of the failure of the counterparty to the swap contract to comply with the terms of the swap contract. The loss incurred by the failure of a counterparty is generally limited to the aggregate of the unrealized gain on the swap contracts in an unrealized gain position as well as any collateral posted with the counterparty. Therefore, the Fund considers the creditworthiness of each counterparty to a swap contract in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in the fair value of the underlying securities and the lack of market liquidity to unwind the positions at current fair values.

The Fund's credit default swap contracts are subject to International Swaps and Derivatives Association (ISDA) Master Agreements which contain certain covenants and other provisions. During the year ended December 31, 2008, the decline of the Fund's net asset value resulted in an additional termination event as defined in two of these agreements. As a result, the Fund's counterparties have the right to terminate these agreements and the related derivative contracts. The Fund closed one of the contracts subsequent to year end. The swap contract had a fair value of approximately $1,285,000 at December 31, 2008. The Fund is in the process of closing the remaining swap in connection with the liquidation of the Fund. As of December 31, 2008, the value of this swap was approximately $9,846,000 and the Fund held collateral from the counterparty in the amount of approximately $3,488,000. In January 2009, the counterparty posted an additional $6,360,000 of collateral with the Fund. The Fund has not received any notice from its counterparty to terminate this agreement.

The fair values of the credit default swaps sold referenced to mortgage-backed securities were approximately $14,686,000 as of December 31, 2008.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------



1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Valuation of Investments in Securities at Fair Value - Definition and Hierarchy (continued)

Futures
-------

A futures contract is an agreement between two parties to buy or sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the fair value of the contract at the end of each day's trading. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Fund's basis in the contract.

Purchased Options
-----------------

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

Written Options
---------------

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

Short Sales
-----------

When the Fund sells short, it may borrow the security sold short and deliver it to the broker-dealer through which it sold short as collateral for its obligation to deliver the security upon conclusion of the sale. Additionally, the Fund generally is required to deliver cash or securities as collateral for the Fund's obligation to return the borrowed security. The Fund may have to pay a fee to borrow the particular securities and may be obligated to pay over any payments received on such borrowed securities. A gain, limited to the price at which the Fund sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the exit price is less or greater than the proceeds originally received.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------



1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Valuation of Investments in Securities and Securities Sold Short at Fair Value - Definition and Hierarchy (continued)

Financing Transactions
----------------------

The Fund enters into repurchase agreements as a borrower (securities sold under agreements to repurchase) and as a lender (securities purchased under agreements to resell). All repurchase agreements are carried at their contractual amounts on the Statement of Assets and Liabilities, and the accrued income (expense) is recorded separately. Securities sold under agreements to repurchase include sell-buy financing transactions while securities purchased under agreements to resell include buy-sell financing transaction.

Securities Sold Under Agreements to Repurchase
----------------------------------------------

The Fund monitors collateral fair values relative to the amounts due under the agreements, including accrued interest, throughout the lives of the agreements, and when necessary, requires transfer of cash or securities in order to manage exposure and liquidity. In connection with such agreements, if the counterparty defaults or enters an insolvency proceeding, realization or return of the collateral to the Fund may be delayed or limited.

At December 31, 2008, the Fund had no securities sold under agreements to repurchase.

Securities Purchased Under Agreements to Resell
-----------------------------------------------

Transactions involving purchases of securities under agreements to resell are treated as collateralized financial transactions and are recorded at their contracted resell amounts. Securities purchased under agreements to resell are generally collateralized principally by U.S. government and agency securities. The Fund takes possession of such underlying collateral, monitors its fair value relative to the amounts due under the agreements, including accrued interest, throughout the lives of the agreements, and when necessary, may require a transfer of additional cash or securities in order to manage exposure and liquidity. In connection with such agreements, if the counterparty defaults or enters an insolvency proceeding, realization or return of the funds to the Fund may be delayed or limited.

At December 31, 2008, the Fund had securities purchased under agreements to resell totaling $32,338,000. The Fund received collateral in the form of various FNMA MBS pools under a held in custody agreement with an interest rate of 0.035% and a maturity of two days. The value of the securities, including accrued interest, received as collateral by the Fund that it was permitted to sell or repledge was approximately $33,294,000.

Translation of Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into United States dollar amounts at the year-end exchange rates. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses, are translated into United States dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statement of operations.

The Fund does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the statement of operations.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------



1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Investment Transactions and Related Investment Income

Investment transactions are accounted for on a trade-date basis. Interest is recognized on the accrual basis.

Offsetting of Amounts Related to Certain Contracts

The Fund has elected not to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At December 31, 2008, the Fund had no cash collateral receivables and payables with derivative counterparties covered under the same master netting arrangement.

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

The Fund has adopted FASB Staff Position No. FIN 48-3, which allows certain nonpublic entities to defer the effective date of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), until the annual financial statements for fiscal years beginning after December 15, 2008. The Investment Manager has elected to take advantage of this deferral. Based on its continued analysis, the Investment Manager has determined that the adoption of FIN 48 will not have a material impact to the Fund's financial statements. However, the Investment Manager's conclusions regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of tax laws, regulations and interpretations thereof. The Fund's accounting policy for evaluating uncertain tax positions during financial statement periods subject to the deferral of FIN 48 is based on the recognition and disclosure criteria for loss contingencies under SFAS No. 5 "Accounting for Contingencies".

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

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------



1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Fund's management to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.


2.       Fair value measurements

The Fund's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note 1 for a discussion of the Fund's policies.

The following table presents information about the Fund's assets and liabilities measured at fair value as of December 31, 2008 (in thousands):



                                               Quoted Prices     Significant
                                                 in Active         Other       Significant         Balance
                                                 Markets for     Observable    Unobservable         as if
                                               Identical Assets    Inputs        Inputs           December 31
                                                  (Level 1)       (Level 2)     (Level 3)           2008
                                               ----------------  -----------   ------------       -----------


Assets

   Investments in securities,
   at fair value                                 $   --         $   --         $   5,813          $   5,813

   Credit default swap
   contracts, at fair value                          --             --            22,082             22,082
                                                 ----------     ----------     ---------          ---------
                                                 $   --         $   --         $  27,895          $  27,895
                                                 ==========     ==========     =========          =========

Liabilities

   Credit default swap
   contracts, at fair value                      $   --         $   --          $ 14,686          $  14,686
                                                 ==========     ==========     =========          =========


HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------



2.       Fair value measurements (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Fund has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 assets and liabilities measured at fair value for the year ended December 31, 2008 (in thousands) are as follows:



                                                                                 Level 3
                                         -------------------------------------------------------------------------------------------
                                                                                                                       Change in
                                                                                                                        Unrealized
                                                                                                                     Gains (Losses)
                                         Beginning      Realized &       Purchases           Net         Ending      for Investments
                                          Balance       Unrealized          Sales         Transfers      Balance       still held at
                                         January 1       Gains               and          In and/or     December 31,    December 31,
                                           2008         (Losses)         Settlements       (Out) of        2008            2008
                                         ----------    -------------     -----------      -----------    -----------   -------------

Assets

  Investments in securities, at
   fair value                            $  12,297     $  (10,658)       $    4,174         $    --      $  5,813        $  (2,737)

  Credit default swap contracts,
   at fair value                           271,422         66,112          (315,452)             --        22,082            5,271
                                         ---------     ----------        ----------         --------     --------        ---------
                                         $ 283,719     $   55,454        $ (311,278)        $    --      $ 27,895        $   2,534
                                         =========     ==========        ==========         ========     ========        =========

Liabilities
  Credit default swap contracts,
   at fair value                            54,613          8,658           (48,585)            --         14,686          (4,430)
                                         ---------     ----------        ----------         --------     --------        ---------
                                         $  54,613     $    8,658        $  (48,585)        $   --       $ 14,686        $ (4,430)
                                         =========     ==========        ==========         ========     ========        =========



Realized and unrealized gains and losses are included in net gain (loss) on securities in the statement of operations. The change in unrealized gains (losses) for the year ended December 31, 2008 for investments still held at
December 31, 2008 of ($2,737) and ($841) are reflected in unrealized appreciation or depreciation of securities and unrealized appreciation or depreciation on credit default swap contracts, respectively, in the statement of operations.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------



3.   Due to broker

Amounts due to broker represent margin borrowings that are collateralized by certain securities.

In the normal course of business, substantially all of the Fund's securities transactions, money balances and security positions are transacted with a broker. The Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. The Fund's management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Throughout 2008, the Fund primarily transacted with the following brokers J.P. Morgan, Goldman Sachs, Deutsche Bank, Citibank, Credit Suisse and Merrill Lynch.


4.   Financial instruments with off-balance sheet risk and other risks

The Fund invests on a leveraged basis in various financial instruments and is exposed to market risks resulting from changes in the fair value of the instruments. The Statement of Assets and Liabilities may include the fair value of contractual commitments involving forward settlements, futures contracts and swap transactions as well as investments in securities sold short. These instruments involve elements of market risk in excess of amounts reflected on the Statement of Assets and Liabilities. Derivative financial statements are used by the Fund to help manage such market risk and to take an active long or short position in the market. Should interest rates move unexpectedly, the Fund may not achieve the anticipated benefits of the hedging instruments and may realize a loss. Further, the use of such derivative instruments involves the risk of imperfect correlation in movements in the price of the instruments, interest rates and the underlying hedged assets.

The investment characteristics of mortgage-backed and asset-backed securities differ from traditional debt securities. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that the underlying residential or commercial mortgage loans or other assets generally may be prepaid at any time. Maturities on mortgage-backed and asset-backed securities represent stated maturity dates. Actual maturity dates may differ based on prepayment dates.

The Fund is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. The maximum credit exposure related to the derivative financial instruments of the Fund is equal to the fair value of the contracts with positive fair values as of December 31, 2008. It is the policy of the Fund to transact the majority of its securities and contractual commitment activity with broker-dealers, banks and regulated exchanges that the Investment Manager considers to be well established.

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

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

4.   Financial   instruments  with  off-balance   sheet  risk  and  other  risks
     (continued)

There can be no assurance that the Investment Manager's assessments of the likelihood of default and losses on specific ABS transactions will be accurate or that the predictive strengths of the Investment Manager's models and practices will not decline in the future. Even if ABS default and loss rates increase generally in the future relative to the rates observed in the past, the Fund's return objectives will not be met if the Fund has bought credit protection or otherwise shorted securities that do not experience such higher default and loss rates.

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

The rate of prepayments on the loans collateralizing a subordinate ABS tranche will generally have a significant effect on the amount of obligor defaults such a tranche can face before suffering losses of interest or principal. The Investment Manager believes it is impossible to accurately predict prepayment rates because prepayment rates are heavily influenced by equally unpredictable interest rates. Consequently, while the Investment Manager seeks to explore the potential effects of a wide range of possible prepayment rates for securities or CDS it purchases or sells, there can be no assurance that this analysis will exhaust the possible paths prepayments could take, or that the effects of any particular prepayment rate scenario will be evaluated correctly in respect of a specific ABS tranche or CDS.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------


4.   Financial   instruments  with  off-balance   sheet  risk  and  other  risks
     (continued)

A decline in the fair value of the Fund's portfolio of assets may limit the Investment Manager's ability to borrow, or may result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional assets to re-establish the ratio of the amount of the borrowing to the value of the collateral). The Investment Manager could be required to sell assets at distressed prices under adverse market conditions in order to satisfy the requirements of the lenders. A default by the Fund under its collateralized borrowings could also result in a liquidation of the collateral by the lender, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

As discussed in Note 1, the Fund's investors are two Feeder Funds managed by the Investment Manager. The Fund could be materially affected by significant subscriptions and redemptions from the underlying investors of these Feeder Funds.

5.   Capital share transactions

The authorized share capital of the Fund consists of 5,000,000 shares having a par value of $0.01 (U.S.) per share. At December 31, 2008, 468.89 shares were issued and outstanding.

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

At December 31, 2008, all outstanding shares are held by the Feeder Funds.

The following table reconciles share transactions for the year ended December 31, 2008:

                                                                 Shares
                                                                 ------

              Shares outstanding, beginning of year              931.50
              Shares issues                                        0.88
              Shares redeemed                                   (463.49)
                                                                -------
              Shares outstanding, end of year                    468.89
                                                                =======


Shareholders have redemption rights which contain certain restrictions with respect to rights of redemption of shares as specified in the offering memorandum.

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

6.   Director fee

The following persons are independent non-executive Directors of the Fund:

          o   David Bree
          o   Peter Burnim

All members of the Board of Directors are reimbursed for their out-of-pocket expenses incurred in connection with the performance of their duties and each receives an annual fee of approximately $5,000. No Directors have a shareholder interest in the Fund or have an interest, direct or indirect, in any transaction affecting the Fund during the year ended December 31, 2008, which is unusual in nature or significant to the business of the Fund. No Director has any contracts of significance with the Fund.


7.   Administrative fee

Admiral Administration, Ltd. (Cayman Islands) (the "Administrator") serves as the Fund's Administrator and performs certain administrative and clerical services on behalf of the Fund.


8.   Financial highlights

Financial highlights for the year ended December 31, 2008 are as follows:



                                                               Shares
                                                             ------------

Per share operating performance
  Net asset value, beginning of year                         $344,929.53
                                                             -----------

  Income (loss) from investment operations:
    Net invesmtent income (loss)                                8,875.78
    Net gain (loss) on investments                             49,748.90
                                                             -----------

  Total from investment operations                             58,624.68
                                                             -----------

    Net asset value,e nd of year                             $403,554.21
                                                             ===========

Total return                                                       17.0%
                                                             ===========

Ratio to averate net assets
  Total operating expenses                                          1.8%
                                                             ===========

  Total operating expenses excluding interest expense               0.5%
                                                             ===========

  Net investment income (loss)                                      2.3%
                                                             ===========

HFH ShortPLUS MASTER FUND, LTD.
(In Liquidation)

Notes to Financial Statements
(Expressed in United States Dollars)

--------------------------------------------------------------------------------


8.   Financial highlights (continued)

Financial highlights are calculated for common shares. An individual investor's return and ratios may vary based on participation in new issues, private investments, and the timing of capital share transactions.


9.   Subsequent events

As of February 2, 2009, the Custodian for the Fund's securities changed from J.P. Morgan to Wells Fargo Bank, N.A.

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