Form 10-Q
period 2009-03-31
LEUCADIA NATIONAL CORP
filed 2009-05-07
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                   YES                   NO
                       -------               -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  X               Accelerated filer
                       ------                                      -------

Non-accelerated filer                    Smaller reporting company
                       ------                                      -------
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   YES                   NO  X
                       ------              ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 1, 2009: 238,503,098.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Dollars in thousands, except par value)
(Unaudited)


                                                                                           March 31,           December 31,
                                                                                             2009                 2008
                                                                                          ----------           ----------

ASSETS
------
Current assets:
   Cash and cash equivalents                                                              $  204,685           $   237,503
   Investments                                                                               294,330               366,464
   Trade, notes and other receivables, net                                                   157,957               138,363
   Prepaids and other current assets                                                         120,913               124,308
                                                                                          ----------           -----------
       Total current assets                                                                  777,885               866,638
Non-current investments ($187,145 and $164,675 collateralizing current liabilities)        1,216,329             1,028,012
Notes and other receivables, net                                                              14,215                17,756
Intangible assets, net and goodwill                                                           83,345                84,848
Deferred tax asset, net                                                                       39,234                40,235
Other assets                                                                                 610,897               619,790
Property, equipment and leasehold improvements, net                                          524,870               534,640
Investments in associated companies ($863,510 and $933,057 measured
   using fair value option)                                                                1,846,027             2,006,574
                                                                                          ----------           -----------
           Total                                                                          $5,112,802           $ 5,198,493
                                                                                          ==========           ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                    $  161,560           $   205,870
   Deferred revenue                                                                           95,649                98,453
   Other current liabilities                                                                  11,090                 9,880
   Debt due within one year                                                                  273,104               248,713
                                                                                          ----------           -----------
       Total current liabilities                                                             541,403               562,916
Other non-current liabilities                                                                106,534               107,443
Long-term debt                                                                             1,800,220             1,832,743
                                                                                          ----------           -----------
       Total liabilities                                                                   2,448,157             2,503,102
                                                                                          ----------           -----------

Commitments and contingencies

EQUITY
------
Common shares, par value $1 per share, authorized 600,000,000 shares;
   238,498,598 shares issued and outstanding, after deducting
   46,888,660 shares held in treasury                                                        238,499               238,499
Additional paid-in capital                                                                 1,414,416             1,413,595
Accumulated other comprehensive income (loss)                                                 78,398               (29,280)
Retained earnings                                                                            913,976             1,053,983
                                                                                          ----------           -----------
       Total Leucadia National Corporation shareholders' equity                            2,645,289             2,676,797
                                                                                          ----------           -----------
Noncontrolling interest                                                                       19,356                18,594
                                                                                          ----------           -----------
       Total equity                                                                        2,664,645             2,695,391
                                                                                          ----------           -----------
           Total                                                                          $5,112,802           $ 5,198,493
                                                                                          ==========           ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)


                                                                                                   2009                2008
                                                                                                -----------         ---------

Revenues and Other Income:
   Manufacturing                                                                                $    51,611         $   85,147
   Telecommunications                                                                               118,761            119,425
   Property management and service fees                                                              28,251             39,556
   Gaming entertainment                                                                              26,656             27,342
   Investment and other income                                                                       51,347             45,097
   Net securities gains (losses)                                                                    (26,283)             8,282
                                                                                                -----------         ----------
                                                                                                    250,343            324,849
                                                                                                -----------         ----------
Expenses:
   Cost of sales:
      Manufacturing                                                                                  45,330             74,253
      Telecommunications                                                                            103,492            106,114
   Direct operating expenses:
      Property management and services                                                               24,547             27,419
      Gaming entertainment                                                                           19,647             24,588
   Interest                                                                                          33,387             35,782
   Salaries and incentive compensation                                                               20,699             22,514
   Depreciation and amortization                                                                     15,277             11,446
   Selling, general and other expenses                                                               69,447             55,691
                                                                                                -----------         ----------
                                                                                                    331,826            357,807
                                                                                                -----------         ----------
       Loss before income taxes and losses
         related to associated companies                                                            (81,483)           (32,958)
Income taxes                                                                                        (24,304)           (11,350)
                                                                                                -----------         ----------
       Loss before losses related to associated companies                                           (57,179)           (21,608)
Losses related to associated companies, net of taxes                                                (82,954)           (74,381)
                                                                                                -----------         ----------
       Net loss                                                                                    (140,133)           (95,989)
Net loss attributable to the noncontrolling interest                                                    126                165
                                                                                                -----------         ----------

       Net loss attributable to Leucadia National Corporation common shareholders               $  (140,007)        $  (95,824)
                                                                                                ===========         ==========

Basic and diluted net loss per common share attributable to Leucadia National
    Corporation common shareholders                                                                  $ (.59)            $ (.43)
                                                                                                     ======             ======



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
(In thousands)
(Unaudited)


                                                                                                2009            2008
                                                                                             ----------     -----------


Net cash flows from operating activities:
Net loss                                                                                     $ (140,133)    $   (95,989)
Adjustments to reconcile net loss to net cash used for operations:
   Deferred income tax benefit                                                                  (60,583)        (52,533)
   Depreciation and amortization of property, equipment and leasehold improvements               14,945          12,756
   Other amortization                                                                             5,297           2,750
   Share-based compensation                                                                       2,739           2,481
   Excess tax benefit from exercise of stock options                                                --             (182)
   Provision for doubtful accounts                                                                  454             (95)
   Net securities (gains) losses                                                                 26,283          (8,282)
   Losses related to associated companies                                                       118,214         113,752
   Distributions from associated companies                                                       21,026          11,612
   Net (gains) losses  related to real estate, property and equipment, and other assets           1,254         (14,533)
   Income related to Fortescue's Pilbara project                                                (13,501)           --
   Gain on buyback of debt                                                                       (5,320)           --
   Investments classified as trading, net                                                        (1,485)         29,163
   Net change in:
     Restricted cash                                                                             (5,000)         (9,725)
     Trade, notes and other receivables                                                           9,246             173
     Prepaids and other assets                                                                    7,071          (3,387)
     Trade payables and expense accruals                                                        (50,638)        (32,830)
     Other liabilities                                                                              688            (658)
     Deferred revenue                                                                            (2,804)            635
     Income taxes payable                                                                         5,780          (1,249)
   Other                                                                                            598              78
                                                                                             ----------     -----------
     Net cash used for operating activities                                                     (65,869)        (46,063)
                                                                                             ----------     -----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                    (6,185)        (11,047)
Acquisitions of and capital expenditures for real estate investments                             (4,154)        (34,340)
Proceeds from disposals of real estate, property and equipment, and other assets                  1,069           1,848
Collection of Premier Entertainment Biloxi, LLC's insurance proceeds                                --           11,089
Advances on notes and other receivables                                                             --           (6,754)
Collections on notes, loans and other receivables                                                 7,576           9,407
Investments in associated companies                                                             (19,521)       (411,589)
Capital distributions from associated companies                                                  23,833          33,348
Purchases of investments (other than short-term)                                               (890,821)     (1,827,228)
Proceeds from maturities of investments                                                          68,044          56,458
Proceeds from sales of investments                                                              857,565       1,973,171
Other                                                                                              (399)            665
                                                                                             ----------     -----------
     Net cash provided by (used for) investing activities                                        37,007        (204,972)
                                                                                             ----------     -----------

Net cash flows from financing activities:
Issuance of debt, net of issuance costs                                                          24,582          47,913
Reduction of debt                                                                               (27,532)         (1,834)
Issuance of common shares                                                                          --               616
Excess tax benefit from exercise of stock options                                                  --               182
Other                                                                                            (1,030)          5,217
                                                                                             ----------     -----------
     Net cash provided by (used for) financing activities                                        (3,980)         52,094
                                                                                             ----------     -----------
Effect of foreign exchange rate changes on cash                                                      24              63
                                                                                             ----------     -----------
     Net decrease in cash and cash equivalents                                                  (32,818)       (198,878)
Cash and cash equivalents at January 1,                                                         237,503         456,970
                                                                                             ----------     -----------
Cash and cash equivalents at March 31,                                                       $  204,685     $   258,092
                                                                                             ==========     ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2009 and 2008
(In thousands, except par value)
(Unaudited)



                                               Leucadia National Corporation Common Shareholders
                                       -----------------------------------------------------------------
                                       Common                 Accumulated
                                       Shares     Additional    Other
                                       $1 Par      Paid-In   Comprehensive     Retained                  Noncontrolling
                                       Value       Capital   Income (Loss)     Earnings       Subtotal     Interest       Total
                                     --------     ---------- -------------     ----------     ---------- --------------- ---------


Balance, January 1, 2008             $ 222,574    $  783,145   $  975,365      $3,589,408     $5,570,492   $  20,974    $5,591,466
                                                                                              ----------   ---------    ----------
Comprehensive loss:
   Net change in unrealized gain
     (loss) on investments, net of
     taxes of $78,599                                            (137,433)                      (137,433)                 (137,433)
   Net change in unrealized foreign
     exchange gain (loss), net of
     taxes of $4,012                                                7,013                          7,013                     7,013
   Net change in unrealized gain
     (loss) on derivative
     instruments, net of taxes
     of $84                                                          (147)                          (147)                     (147)
   Net change in pension
     liability and postretirement
     benefits, net of taxes
     of  $69                                                          120                            120                       120
   Net loss                                                                       (95,824)       (95,824)       (165)      (95,989)
                                                                                              ----------   ---------    ----------
     Comprehensive loss                                                                         (226,271)       (165)     (226,436)
                                                                                              ----------   ---------    ----------
Contributions from noncontrolling
  interests                                                                                                    5,931         5,931
Distributions to noncontolling
  interests                                                                                                   (5,376)       (5,376)
Share-based compensation expense                       2,481                                       2,481                     2,481
Exercise of options to purchase
 common shares, including excess
 tax benefit                                37           761                                         798                       798
                                     ---------    ----------   ----------      ----------     ----------   ---------    ----------
Balance, March 31, 2008              $ 222,611    $  786,387   $  844,918      $3,493,584     $5,347,500   $  21,364    $5,368,864
                                     =========    ==========   ==========      ==========     ==========   =========    ==========


Balance, January 1, 2009             $ 238,499    $1,413,595   $  (29,280)     $1,053,983     $2,676,797   $  18,594    $2,695,391
                                                                                              ----------   ---------    ----------
Comprehensive loss:
   Net change in unrealized gain
     (loss) on investments, net of
     taxes of $62,827                                             109,854                        109,854                   109,854
   Net change in unrealized foreign
     exchange gain (loss), net of
     taxes of $1,608                                               (2,811)                        (2,811)                   (2,811)
   Net change in unrealized gain
     (loss) on derivative instruments,
     net of taxes of $167                                             291                            291                       291
   Net change in pension liability
     and postretirement benefits,
     net of taxes of $198                                             344                            344                       344
   Net loss                                                                      (140,007)      (140,007)       (126)     (140,133)
                                                                                              ----------   ---------    ----------
     Comprehensive loss                                                                          (32,329)       (126)      (32,455)
                                                                                              ----------   ---------    ----------
Contributions from noncontrolling
  interests                                                                                                      226           226
Distributions to noncontrolling
  interests                                                                                                   (1,256)       (1,256)
Change in interest in consolidated
  subsidiary                                          (1,918)                                     (1,918)      1,918          --
Share-based compensation expense                       2,739                                       2,739                     2,739
                                     ---------    ----------   ----------      ----------     ----------   ---------    ----------
Balance, March 31, 2009              $ 238,499    $1,414,416   $   78,398      $  913,976     $2,645,289   $  19,356    $2,664,645
                                     =========    ==========   ==========      ==========     ==========   =========    ==========




             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.   Significant Accounting Policies

     The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2008, which are included in the Company's Annual Report filed on Form 10-K, as amended, for such year (the "2008 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2008 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

     As of January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated
     Financial Statements" ("SFAS 160"). SFAS 160 materially changes the accounting and reporting for minority interests in the future, and requires retrospective application of its presentation and disclosure requirements for all periods presented. Minority interests have been reclassified as noncontrolling interests and included as a component of net worth; previously minority interests were separately classified on the consolidated balance sheet and not included as a component of consolidated net worth.

     Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Adoption of SFAS 161 did not have any impact on the Company's consolidated financial statements other than expanded disclosures.

2.   Segment Information

     The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and income (losses) related to associated companies. Certain information concerning the Company's segments for the three month periods ended March 31, 2009 and 2008 is presented in the following table.



                                                                                   2009                2008
                                                                                -----------          ---------
                                                                                          (In thousands)


     Revenues and other income (a):
        Manufacturing:
         Idaho Timber                                                           $    31,652          $   58,470
         Conwed Plastics                                                             20,073              26,739
        Telecommunications                                                          118,795             119,684
        Property Management and Services                                             28,264              39,700
        Gaming Entertainment (b)                                                     26,681              39,531
        Domestic Real Estate                                                          4,057                (713)
        Medical Product Development                                                   5,042                 274
        Other Operations                                                             12,633              15,473
        Corporate                                                                     3,146              25,691
                                                                                -----------          ----------
           Total consolidated revenues and other income                         $   250,343          $  324,849
                                                                                ===========          ==========

     Loss before income taxes and losses related to associated companies:
        Manufacturing:
         Idaho Timber                                                           $    (4,223)         $     (979)
         Conwed Plastics                                                              2,742               3,873
        Telecommunications                                                           (1,309)              3,187
        Property Management and Services                                             (3,403)              4,283
        Gaming Entertainment                                                          1,365               9,395
        Domestic Real Estate                                                         (5,578)             (4,846)
        Medical Product Development                                                  (1,955)             (8,533)
        Other Operations (c)                                                        (15,893)             (2,630)
        Corporate                                                                   (53,229)            (36,708)
                                                                                -----------          ----------
           Total consolidated loss before income taxes and
            losses related to associated companies                              $   (81,483)         $  (32,958)
                                                                                ===========          ==========


     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company's consolidated statements of operations.

     (b) For the three month 2008 period, the gaming entertainment segment's revenues and other income includes a $7,300,000 gain from the settlement of an insurance claim and $4,700,000 resulting from capital contributions from the noncontrolling interest. In prior periods, the Company recorded 100% of the losses from this segment after cumulative loss allocations to the noncontrolling interest (classified as minority interest prior to the adoption of SFAS 160) had reduced the noncontrolling interest to zero. Since the noncontrolling interest remained at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the noncontrolling interest losses that were not previously allocated to the noncontrolling interest.

     (c) Other operations includes pre-tax losses of $8,900,000 and $4,800,000 for the 2009 and 2008 periods, respectively, for investigation and evaluation of various energy related projects. There were no material operating revenues associated with these activities.

     For the three months ended March 31, 2009 and 2008, results include depreciation and amortization expenses of $19,200,000 and $15,400,000, respectively; such amounts are primarily comprised of Corporate ($3,900,000 and $2,500,000, respectively), manufacturing ($4,200,000 and $4,400,000, respectively, including amounts classified as cost of sales), gaming entertainment ($4,200,000 and $4,200,000, respectively), domestic real estate ($2,400,000 and $700,000, respectively), property management and services ($1,000,000 and $1,300,000, respectively) and other operations ($2,500,000 and $2,100,000, respectively, including amounts classified as cost of sales). Depreciation and amortization expenses for other segments are not material.

     For the three months ended March 31, 2009 and 2008, results include interest expense of $33,400,000 and $35,800,000, respectively; such amounts are primarily comprised of Corporate ($32,600,000 and $35,400,000, respectively). Interest expense for other segments is not material.

3.   Investments in Associated Companies

     A summary of investments in associated companies at March 31, 2009 and December 31, 2008 is as follows:


                                                                                   March 31,            December 31,
                                                                                      2009                 2008
                                                                                  -----------          ------------
                                                                                            (In thousands)


     Investments in associated companies accounted for under the equity method of accounting (a):
         Jefferies High Yield Holdings, LLC ("JHYH")                              $   275,620         $  280,923
         Goober Drilling, LLC                                                         229,905            252,362
         Cobre Las Cruces, S.A. ("CLC")                                               165,662            165,227
         Garcadia                                                                      71,866             72,135
         HomeFed Corporation                                                           43,961             44,093
         Wintergreen Partners Fund, L.P.                                               37,481             42,895
         Pershing Square IV, L.P. ("Pershing Square")                                  21,732             36,731
         HFH ShortPLUS Fund L.P. ("Shortplus")                                         20,209             39,942
         IFIS Limited ("IFIS")                                                          --                14,590
         Brooklyn Renaissance Plaza                                                    31,789             31,217
         Other                                                                         84,292             93,402
                                                                                  -----------         ----------
       Total accounted for under the equity method of accounting                      982,517          1,073,517
                                                                                  -----------         ----------

     Investments in associated companies carried at fair value (b):
         Jefferies Group, Inc. ("Jefferies")                                          670,479            683,111
         AmeriCredit Corp. ("ACF")                                                    193,031            249,946
                                                                                  -----------         ----------
       Total accounted for at fair value                                              863,510            933,057
                                                                                  -----------         ----------

        Total investments in associated companies                                 $ 1,846,027         $2,006,574
                                                                                  ===========         ==========

          (a) Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees' earnings, decreased for the Company's share of the investees' losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

          (b) As more fully discussed in the 2008 10-K, during 2008 the Company elected to account for its investments in Jefferies and ACF at fair value commencing on the dates these investments became subject to the equity method of accounting. The original cost for the Jefferies shares was $794,400,000 and the original cost for the ACF shares was $406,700,000.

     At December 31, 2008, the Company had a 26% interest in the common shares of IFIS, a private Argentine company, which was classified as an investment in an associated company and accounted for under the equity method of accounting. In January 2009, IFIS raised a significant amount of new equity in a rights offering in which the Company did not participate. As a result, the Company's ownership interest in IFIS was reduced to 8% and the Company no longer applies the equity method of accounting for this investment. At March 31, 2009, the Company's investment in IFIS was classified as a non-current investment.

     The Company owns approximately 25% of the outstanding voting securities of ACF, a company listed on the New York Stock Exchange ("NYSE") (Symbol:
     ACF). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically to consumers who are typically unable to obtain financing from other sources. Losses related to associated companies include unrealized losses resulting from changes in the fair value of ACF of $58,300,000 and $78,500,000 for the three month periods ended March 31, 2009 and 2008, respectively.


     The Company owns approximately 29% of the outstanding voting securities of Jefferies, a company listed on the NYSE (Symbol: JEF). Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors. Losses related to associated companies include unrealized losses resulting from changes in the fair value of Jefferies of $12,600,000 for the three months ended March 31, 2009.

     Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), permits entities to choose to measure many financial instruments and certain other items at fair value (the "fair value option") and to report unrealized gains and losses on items for which the fair value option is elected in earnings. The Company's investments in ACF and Jefferies are the only eligible items for which the fair value option identified in SFAS 159 was elected, commencing on the date the investments became subject to the equity method of accounting. If these investments were accounted for under the equity method, the Company would have to record its share of their results of operations employing a quarterly reporting lag because of the investees' public reporting requirements. In addition, electing the fair value option eliminates some of the uncertainty involved with impairment considerations, since quoted market prices for these investments provides a readily determinable fair value at each balance sheet date. The Company's investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option. HomeFed's common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal. For these reasons the Company did not elect the fair value option for HomeFed.

     The following tables provide summarized data with respect to significant investments in associated companies for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2009 (in thousands).


                                                                              March 31,       March 31,
                                                                                2009            2008
                                                                            -----------       ---------

     ACF:
         Total revenues                                                     $   495,800       $638,700
         Income from continuing operations before extraordinary items             9,800         38,200
         Net income                                                               9,800         38,200

     Jefferies (a):
         Total revenues                                                     $   405,900       $   --
         Income from continuing operations before extraordinary items            38,300           --
         Net income                                                              38,300           --



          (a) The Company's investment in Jefferies did not qualify as and was not accounted for as an investment in an associated company during the first quarter of 2008.

4.   Investments

     A summary of investments classified as current assets at March 31, 2009 and December 31, 2008 is as follows (in thousands):


                                                                        March 31, 2009                     December 31, 2008
                                                                ------------------------------      ------------------------------
                                                                                Carrying Value                       Carrying Value
                                                                Amortized       and Estimated        Amortized       and Estimated
                                                                   Cost           Fair Value            Cost           Fair Value
                                                                ----------      -------------       -----------     --------------

Investments available for sale:
Bonds and notes:
   United States Government and agencies                        $  208,454       $   208,827       $   251,895      $   252,820
   U.S. Government-Sponsored Enterprises                            48,136            48,173            72,273           72,319
   All other corporates                                             33,865            34,319            36,646           37,489
                                                                ----------       -----------       -----------      -----------
     Total current investments available for sale                  290,455           291,319           360,814          362,628
                                                                ----------       -----------       -----------      -----------

Other investments                                                    3,141             3,011             3,966            3,836
                                                                ----------       -----------       -----------      -----------
     Total current investments                                  $  293,596       $   294,330       $   364,780      $   366,464
                                                                ==========       ===========       ===========      ===========



     A summary of non-current investments at March 31, 2009 and December 31, 2008 is as follows (in thousands):


                                                                        March 31, 2009                     December 31, 2008
                                                                ------------------------------      ------------------------------
                                                                                Carrying Value                       Carrying Value
                                                                Amortized       and Estimated        Amortized       and Estimated
                                                                   Cost           Fair Value            Cost           Fair Value
                                                                ----------      -------------       -----------     --------------

Investments available for sale:
Bonds and notes:
   United States Government and agencies                        $   12,763       $    12,663       $    11,839      $    11,445
   U.S. Government-Sponsored Enterprises                           332,267           332,970           284,696          281,745
   All other corporates                                                 36               123             4,648            4,501
                                                                ----------       -----------       -----------      -----------
       Total fixed maturities                                      345,066           345,756           301,183          297,691
                                                                ----------       -----------       -----------      -----------
Equity securities:
   Common stocks:
     Banks, trusts and insurance companies                          11,305            16,229            13,750           16,640
     Industrial, miscellaneous and all other                       374,695           678,612           408,289          544,791
                                                                ----------       -----------       -----------      -----------
       Total equity securities                                     386,000           694,841           422,039          561,431
                                                                ----------       -----------       -----------      -----------
       Total non-current investments available for sale            731,066         1,040,597           723,222          859,122
                                                                ----------       -----------       -----------      -----------

Other investments                                                  175,732           175,732           168,890          168,890
                                                                ----------       -----------       -----------      -----------
       Total non-current investments                            $  906,798       $ 1,216,329       $   892,112      $ 1,028,012
                                                                ==========       ===========       ===========      ===========

     Non-current available for sale investments include 5,600,000 common shares of Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost of $78,000,000 and carrying values of $138,700,000 and $90,000,000 at
     March 31, 2009 and December 31, 2008, respectively. Although the Inmet shares have registration rights, they may not be sold until August 2009.

     In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), the Company invested an aggregate of $408,000,000, including expenses, in Fortescue's Pilbara iron ore and infrastructure project in Western Australia. In exchange for its cash investment, the Company received 264,000,000 common shares of Fortescue and a $100,000,000 note of FMG that matures in August 2019. In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth. In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 13,986,000 common shares of Fortescue for $44,200,000. Non-current available for sale investments includes 277,986,000 common shares of Fortescue, representing approximately 9.8% of the outstanding Fortescue common stock at March 31, 2009. In April 2009, the Company's interest was reduced to 9% upon the closing of a transaction in which Fortescue sold 260,000,000 new common shares to Hunan Valin Iron & Steel Company Ltd, a Chinese company. Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG), and the shares held by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Fortescue shares have a cost of $246,300,000 and market values of $490,000,000 and $377,000,000 at March 31, 2009 and December 31, 2008,
     respectively.

     Interest on the FMG note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas, which commenced production in May 2008. The note is unsecured and subordinate to the project's senior secured debt. Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments on the note are currently being deferred due to covenants contained in the project's senior secured debt. Any interest payment that is deferred will earn simple interest at 9.5%. The Company recorded interest on the FMG note of $13,500,000 for the three month period ended March 31, 2009; the aggregate accrued interest receivable balance was $54,000,000 at March 31, 2009. For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest. The prepaid mining interest was initially classified with other non-current assets and is being amortized to expense as the 4% of revenue is earned. Depreciation and amortization expense for the period ended March 31, 2009 includes prepaid mining interest amortization of $1,200,000; the prepaid mining interest balance was $180,400,000 and $181,600,000 at March 31, 2009 and December 31, 2008, respectively.

     At March 31, 2009 and December 31, 2008, the carrying value of other non-current investments include private equity fund investments where the Company's voting interest isn't large enough to apply the equity method of accounting ($55,400,000 and $52,100,000, respectively), a portfolio of non-agency mortgage backed bond securitizations where the underlying assets are various individual mortgage loans ($32,700,000 and $43,200,000, respectively), the zero coupon note payable by FMG discussed above ($29,500,000 and $28,700,000, respectively), a stock interest in the Light and Power Holdings, Ltd., the electric utility in Barbados ($18,800,000 in both periods) and various other non-publicly traded interests in equity and debt securities.

5.   Inventory

     A summary of inventory (which is included in the caption prepaids and other current assets) at March 31, 2009 and December 31, 2008 is as follows (in thousands):


                                                     March 31,         December 31,
                                                        2009                2008
                                                    -----------         -----------

                         Raw materials              $     7,648         $     9,148
                         Work in process                 11,042              15,436
                         Finished goods                  49,601              52,319
                                                    -----------         -----------
                                                    $    68,291         $    76,903
                                                    ===========         ===========

6.   Intangible Assets, Net and Goodwill

     A summary of intangible assets, net and goodwill at March 31, 2009 and December 31, 2008 is as follows (in thousands):


                                                                                                      March 31,      December 31,
                                                                                                         2009           2008
                                                                                                    -----------      ----------

     Intangibles:
        Customer relationships, net of accumulated amortization of $29,664 and $27,473                 $ 52,714       $ 55,670
        Licenses, net of accumulated amortization of $1,148 and $991                                     10,790         10,947
        Trademarks and tradename, net of accumulated amortization of $692 and $593                        5,462          3,689
        Patents, net of accumulated amortization of $651 and $611                                         1,709          1,749
        Other, net of accumulated amortization of $2,467 and $2,344                                       3,354          3,477
     Goodwill                                                                                             9,316          9,316
                                                                                                       --------       --------
                                                                                                       $ 83,345       $ 84,848
                                                                                                       ========       ========

     Trademarks and tradename increased by $1,900,000 during 2009 due to an acquisition by STi Prepaid; the asset is being amortized on a straight line basis over its estimated useful life of ten years. During 2009, Idaho Timber impaired certain long-lived assets, including $400,000 of customer relationships intangibles; for further information, see Note 15.

     Amortization expense on intangible assets was $2,600,000 and $2,400,000 for the three month periods ended March 31, 2009 and 2008, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2009 (for the remaining nine months) - $7,800; 2010 - $10,100; 2011 - $9,600; 2012 -
     $9,000; and 2013 - $8,800.

     The goodwill in the above table relates to Conwed Plastics ($8,100,000) and STi Prepaid ($1,200,000).

7.   Accumulated Other Comprehensive Income (Loss)

     Activity in accumulated other comprehensive income (loss) is reflected in the consolidated statements of equity but not in the consolidated statements of operations. A summary of accumulated other comprehensive income (loss), net of taxes at March 31, 2009 and December 31, 2008 is as follows (in thousands):


                                                                                     March 31,       December 31,
                                                                                        2009             2008
                                                                                    ----------        ----------

          Net unrealized gains on investments                                       $  133,856        $   24,002
          Net unrealized foreign exchange gains (losses)                                (2,389)              422
          Net unrealized gains (losses) on derivative instruments                          171              (120)
          Net minimum pension liability                                                (53,898)          (54,263)
          Net postretirement benefit                                                       658               679
                                                                                    ----------        ----------
                                                                                    $   78,398        $  (29,280)
                                                                                    ==========        ==========

8.   Derivative Financial Instruments

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

     At March 31, 2009, the Company's derivative instruments, which are not designated as hedges, are interest rate swap contracts that are included in other non-current liabilities at aggregate fair value of $10,500,000. The total notional amount of these pay fixed/receive variable interest rate swaps was $152,500,000. Investment and other income includes changes in the fair values of these derivatives of $900,000 and $(4,700,000) for the three month periods ended March 31, 2009 and 2008, respectively.

     At March 31, 2009, the Company's derivative instrument that is designated as and qualifies as a hedge was not material.

9.   Pension Plans and Postretirement Benefits

     Pension expense charged to operations for the three month periods ended March 31, 2009 and 2008 related to defined benefit pension plans included the following components (in thousands):


                                                                               2009               2008
                                                                             --------            -------

          Interest cost                                                      $  3,107            $ 3,096
          Expected return on plan assets                                       (1,943)            (2,667)
          Actuarial loss                                                           93                168
          Amortization of prior service cost                                      445                  1
                                                                             --------            -------
             Net pension expense                                             $  1,702            $   598
                                                                             ========            =======

     The Company did not make any contributions to its defined benefit pension plans during the first quarter of 2009.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three month periods ended March 31, 2009 and 2008.

10.  Share-Based Compensation

     For the three months ended March 31, 2009 and 2008, salaries and incentive compensation expense included $2,700,000 and $2,500,000, respectively, for share-based compensation expense relating to grants previously made under the Company's senior executive warrant plan and fixed stock option plan. No grants were made during 2009.

11.  Income Taxes

     The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company's consolidated balance sheet was $11,300,000 (including $3,300,000 for interest); if recognized, such amounts would lower the Company's effective tax rate. Unrecognized tax benefits were not materially different at December 31, 2008. Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $1,000,000 upon the resolution of certain assessments. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2004. The Company's New York State and New York City income tax returns are currently being audited for the 2003 to 2005 period.

     For the three month period ended March 31, 2009, loss from operations reflects a federal income tax benefit only to the extent of the federal tax provision recorded in accumulated other comprehensive income (loss). As more fully discussed below, the Company did not record a full federal income tax benefit for its loss from operations, and has recorded a full valuation allowance against its net federal deferred tax asset, since the Company does not believe it is more likely than not that it will be able to realize its net federal deferred tax asset.

12.  Loss Per Common Share

     Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. There is no difference between basic and diluted loss per share amounts because the effect of increasing the weighted average number of common shares for incremental shares issuable upon exercise of outstanding options and warrants and for the assumed conversion of the 3 3/4% Convertible Notes is antidilutive. The numerators and denominators used to calculate basic and diluted loss per share for the three month periods ended March 31, 2009 and 2008 are as follows (in thousands):


                                                                                                        2009            2008
                                                                                                    -----------    ------------

     Numerator - net loss attributable to Leucadia National Corporation common shareholders         $  (140,007)   $   (95,824)
                                                                                                    ===========    ===========
     Denominator - weighted average shares                                                              238,499        222,584
                                                                                                    ===========    ===========

     If the effect of stock options and warrants were not antidilutive, weighted average shares outstanding would have increased by 1,000 and 1,506,000 for the three month periods ended March 31, 2009 and 2008, respectively. If the effect of the 3 3/4% Convertible Notes were not antidilutive, net loss would be decreased by $1,400,000 and $2,300,000 for the three month periods ended March 31, 2009 and 2008, respectively, for reduced interest expense, and weighted average shares outstanding would have increased by 9,627,000 and 15,239,000 for the three month periods ended March 31, 2009 and 2008, respectively.

13.  Supplementary Cash Flow Information

     Cash paid for interest and income taxes (net of refunds) was $61,600,000 and $(4,800,000), respectively, for the three months ended March 31, 2009 and $61,000,000 and $3,100,000, respectively, for the three months ended March 31, 2008.

14.  Indebtedness

     In February 2009, the Board of Directors authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend upon prevailing market conditions, the Company's liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice. During March 2009, the Company repurchased $30,900,000 principal amount of its 7% Senior Notes due 2013 and recognized a pre-tax gain of $5,300,000, which is reflected in investment and other income.

     Debt due within one year includes $173,200,000 and $151,100,000 as of March 31, 2009 and December 31, 2008, respectively, relating to repurchase agreements. At March 31, 2009, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.7%, mature in April 2009 and are collateralized by non-current investments with a carrying value of $187,100,000.

     In April 2009, one of the Company's subsidiaries received a notice of default with respect to $92,800,000 of nonrecourse indebtedness that is collateralized by a real estate project. The notice specified certain non-payment related violations, and the lenders did not seek to accelerate payment of the debt obligation. The contractual maturity of the debt obligation is October 2009, and as such has been classified as a current liability as of March 31, 2009 and December 31, 2008. The Company's net investment in this subsidiary is $40,800,000 at March 31, 2009.

15.  Fair Value

     Aggregate information concerning assets and liabilities at March 31, 2009 and December 31, 2008 that are measured at fair value on a recurring basis is presented below (in thousands):



                                                                                   March 31, 2009
                                                       -------------------------------------------------------------------
                                                                                         Fair Value Measurements Using
                                                                            ----------------------------------------------
                                                                            Quoted Prices in Active
                                                           Total             Markets for Identical       Significant Other
                                                        Fair Value           Assets or Liabilities       Observable Inputs
                                                       Measurements                (Level 1)                 (Level 2)
                                                       ------------         -----------------------      -----------------

   Investments classified as current assets:
     Investments available for sale                    $    291,319                $   257,000               $    34,319
   Non-current investments:
     Investments available for sale                       1,040,597                    707,091                   333,506
   Investments in associated companies (a)                  863,510                    863,510                     --
                                                       ------------                -----------               -----------
       Total                                           $  2,195,426                $ 1,827,601               $   367,825
                                                       ============                ===========               ===========

   Other current liabilities (b)                       $     (3,113)               $    (2,102)              $    (1,011)
   Other non-current liabilities (c)                        (10,530)                     --                      (10,530)
                                                       ------------                -----------               -----------
       Total                                           $    (13,643)               $    (2,102)              $   (11,541)
                                                       ============                ===========               ===========


                                                                                 December 31, 2008
                                                       ------------------------------------------------------------------
                                                                                        Fair Value Measurements Using
                                                                            ----------------------------------------------
                                                                            Quoted Prices in Active
                                                           Total             Markets for Identical       Significant Other
                                                        Fair Value           Assets or Liabilities       Observable Inputs
                                                       Measurements                (Level 1)                 (Level 2)
                                                       ------------          ---------------------       ----------------
   Investments classified as current assets:
     Investments available for sale                    $    362,628               $    329,317               $    33,311
   Non-current investments:
     Investments available for sale                         859,122                    564,903                   294,219
   Investments in associated companies (a)                  933,057                    933,057                     --
                                                       ------------                -----------               -----------
       Total                                           $  2,154,807                $ 1,827,277               $   327,530
                                                       ============                ===========               ===========

   Other current liabilities (b)                       $       (259)               $      (259)              $     --
   Other non-current liabilities (c)                        (13,132)                    --                       (13,132)
                                                       ------------                -----------               -----------
       Total                                           $    (13,391)               $      (259)              $   (13,132)
                                                       ============                ===========               ===========


          (a) As discussed above, the Company elected to account for its investments in ACF and Jefferies at fair value. During the three months ended March 31, 2009, changes in fair value of ACF and Jefferies aggregating $(71,000,000) are reflected in losses related to associated companies in the consolidated statement of operations. During the three months ended March 31, 2008, a change in fair value of ACF of $(78,500,000) is reflected in losses related to associated companies.

          (b) During the three months ended March 31, 2009 and 2008, changes in fair value of $(300,000) and $100,000, respectively, are reflected in net securities gains (losses) in the consolidated statement of operations.

          (c) Comprised of derivative financial instruments. During the three months ended March 31, 2009 and 2008, changes in fair value of $900,000 and $(4,700,000), respectively, are reflected in investment and other income in the consolidated statement of operations.

          (d) At March 31, 2009 and December 31, 2008, the Company did not have material fair value measurements using unobservable inputs (Level
               3) for assets and liabilities measured at fair value on a recurring basis.

     Aggregate information concerning assets and liabilities at March 31, 2009 and December 31, 2008 that are measured at fair value on a nonrecurring basis is presented below (in thousands):



                                                                                  March 31, 2009
                                            ---------------------------------------------------------------------------------------
                                                                                   Fair Value Measurements Using
                                                                  ----------------------------------------------------------------
                                                                   Quoted Prices in
                                                                  Active Markets for     Significant Other          Significant
                                            Total Fair Value       Identical Assets      Observable Inputs     Unobservable Inputs
                                              Measurements             (Level  1)             (Level 2)             (Level 3)
                                              ------------        -----------------      -----------------       ---------------

Long-lived assets held and used (a)             $   1,100              $  --                $   --                $   1,100
Intangible assets (a)                                 900                 --                    --                      900
Other non-current investments (b)                  15,000                 --                  11,200                  3,800


                                                                                  December 31, 2008
                                            --------------------------------------------------------------------------------------
                                                                            Fair Value Measurements Using
                                                                  ----------------------------------------------------------------
                                                                   Quoted Prices in
                                                                  Active Markets for     Significant Other          Significant
                                            Total Fair Value       Identical Assets      Observable Inputs     Unobservable Inputs
                                              Measurements             (Level  1)             (Level 2)             (Level 3)
                                              ------------        -----------------      -----------------       ---------------

Long-lived assets held and used (a)             $   1,400              $  --                $   --                $   1,400
Other non-current investments (b)                  56,000                 --                    --                   56,000
Long-lived assets held for sale (c)                 2,300                 --                   2,300                    --


          (a) During the three months ended March 31, 2009, Idaho Timber discontinued remanufacturing of dimension lumber at one of its plants, and as a result evaluated for impairment the plant's long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles. The carrying values of long-lived assets held and used and intangible assets of $1,700,000 and $1,300,000, respectively, were written down to fair values of $1,100,000 and $900,000, respectively, resulting in an aggregate impairment charge of $1,000,000, which is included in selling, general and other expenses in the consolidated statement of operations. The fair values were determined using the expected present value of future cash flows. During the three months ended March 31, 2008, the Company did not record any impairment losses on long-lived assets.

               As of December 31, 2008, the Company evaluated for impairment principally within its other operations segment certain long-lived assets (wine futures contracts) as events or changes in circumstances indicated that the carrying amount for these assets may not have been recoverable. The fair values for these assets were primarily based upon information obtained from market participants concerning sales of bottled wine of other vintages for similar types of wine.

          (b) At March 31, 2009, includes investments aggregating $3,800,000 in non-agency mortgage backed bond securitizations and $11,200,000 for a non-public equity security. At December 31, 2008, includes $11,000,000 in non-agency mortgage backed bond securitizations, $44,600,000 of investments in private equity funds and a non-public security. The investments in private equity funds and non-public equity securities are accounted for under the cost method of accounting. The investments in non-agency mortgage backed bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts, and are accounted for in accordance with AICPA Statement of Position 03-3. The market for these securities is highly illiquid and they rarely trade. The fair values were primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporated assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates. For the investments in non-public securities and private equity funds, the Company primarily reviewed issuer financial statements to determine the fair value of its investment. The non-public security investment at March 31, 2009 owns a variety of publicly traded securities which it accounts for at fair value. The private equity funds account for their underlying investments at fair value, which are principally based on Level 2 or Level 3 inputs.

               Included in net securities gains (losses) in the consolidated statement of operations for the three months ended March 31, 2009 is an impairment charge aggregating $8,300,000 ($6,100,000 for non-agency mortgage backed bond securitizations and $2,200,000 for the non-public equity security and a private equity fund), and for the three months ended March 31, 2008, an impairment charge of $800,000 for a non-public equity security.

          (c) Consisted of real estate properties for which the fair values were based on prices for similar assets.

16.  Other

     During the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart, Inc. ("Sangart") upon the exercise of its remaining warrants, which increased its ownership interest from approximately 89% to approximately 92%. The acquisition of a portion of the noncontrolling interest was accounted for under SFAS 160, resulting in a change to the noncontrolling interest of $1,900,000.

     As more fully discussed in the 2008 10-K, during 2008, the Lake Charles Harbor and Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds to support the development of a $1,600,000,000 petroleum coke gasification plant project by the Company's wholly-owned subsidiary, Lake Charles Cogeneration LLC ("LCC"). The bond proceeds were initially escrowed and held by the bond trustee; however, during the first quarter of 2009 the bond trustee used the escrowed funds to fully redeem the bonds. Pursuant to LCC's agreements with the local municipality, upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be marketed on a long-term basis and the proceeds will be released to LCC to use for the payment of development and construction costs for the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 10-K.

                         Liquidity and Capital Resources

The Company's investment portfolio, equity and results of operations can be significantly impacted by the changes in market values of certain securities, particularly during times of increased volatility in security prices. Changes in the market values of publicly traded available for sale securities are reflected in other comprehensive income (loss) and equity. However, changes in the market prices of investments for which the Company has elected the fair value option, and declines in the fair values of public and non-public securities that the Company deems to be other than temporary are reflected in the consolidated statements of operations and equity. The Company also has non-controlling investments in entities that are engaged in investing and/or securities transactions activities that are accounted for on the equity method of accounting (classified as investments in associated companies), for which the Company records its share of the entities' profits or losses in its consolidated statements of operations. These entities typically invest in public securities, with changes in market values reflected in their earnings, which increases the Company's exposure to volatility in the public securities markets.

The Company's largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet. During the first quarter of 2009, the Company's investment in the common shares of Fortescue increased in value from $377,000,000 at December 31, 2008 to $490,000,000 at March 31, 2009, and the market value of the Company's investment in the common shares of Inmet increased from $90,000,000 at December 31, 2008 to $138,700,000 at March 31, 2009. The market values of the Company's investments in ACF and Jefferies, for which the fair value option was elected, declined during this period with unrealized losses reflected in operations as a component of losses related to associated companies. During the three months ended March 31, 2009, the Company recognized unrealized losses related to its investments in ACF and Jefferies of $58,300,000 and $12,600,000, respectively. The Company also recorded impairment losses for declines in value of securities deemed to be other than temporary in its consolidated statement of operations of $22,700,000, reflected as a component of net securities gains (losses).

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of March 31, 2009, the sum of these amounts aggregated $1,715,300,000. However, since $633,700,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $1,081,600,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Company's $490,000,000 investment in Fortescue common shares). The Parent's available liquidity, and the investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

In February 2009, the Board of Directors authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend upon prevailing market conditions, the Company's liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice. During March 2009, the Company repurchased $30,900,000 principal amount of its 7% Senior Notes due 2013.

In the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart upon the exercise of its remaining warrants, which increased its ownership interest to approximately 92%. The acquisition of a portion of the noncontrolling interest was accounted for under SFAS 160, resulting in a change to the noncontrolling interest of $1,900,000.

In April 2009, one of the Company's subsidiaries received a notice of default with respect to $92,800,000 of nonrecourse indebtedness that is collateralized by a real estate project. The notice specified certain non-payment related violations, and the lenders did not seek to accelerate payment of the debt obligation. The contractual maturity of the debt obligation is October 2009, and as such has been classified as a current liability as of March 31, 2009 and December 31, 2008.

                      Consolidated Statements of Cash Flows

Net cash of $65,900,000 and $46,100,000 was used for operating activities in the three month periods ended March 31, 2009 and 2008, respectively. The change in operating cash flows reflects decreased funds generated from activity in the trading portfolio and increased distributions of earnings from associated companies. STi Prepaid's telecommunications operations used funds of $1,600,000 during the 2009 period and generated funds from operating activities of $5,200,000 during the 2008 period. The Company's property management and services segment used funds of $1,300,000 during the 2009 period and generated funds of $3,000,000 during the 2008 period. Premier generated funds of $7,100,000 and $5,200,000 during the 2009 and 2008 periods, respectively. For 2009, funds used by the Company's manufacturing segments were $100,000 as compared to $7,700,000 in the 2008 period, principally reflecting a lower net investment in working capital. Funds used by Sangart, a development stage company, decreased to $3,200,000 during 2009 from $6,900,000 during the 2008 period. In 2009, distributions from associated companies principally include earnings distributed by Shortplus ($14,500,000), Goober Drilling ($3,600,000) and Garcadia ($1,800,000). In 2008, distributions from associated companies principally include earnings distributed by JHYH ($4,300,000) and Goober Drilling ($4,500,000).

Net cash of $37,000,000 was provided by investing activities in the first quarter of 2009 as compared to $205,000,000 of cash used for investing activities in the first quarter of 2008. Investments in associated companies include CLC ($12,500,000) in 2009 and IFIS ($83,900,000) and ACF ($303,800,000)
in 2008. Capital distributions from associated companies include $19,000,000 from Goober Drilling and $4,800,000 from Shortplus in 2009 and $17,300,000 from Safe Harbor Domestic Partners L.P., $9,000,000 from Goober Drilling and $7,000,000 from EagleRock Capital Partners (QP), LP in 2008.

Net cash of $4,000,000 was used for financing activities in the first quarter of 2009 as compared to $52,100,000 of cash provided by financing activities in the first quarter of 2008. Reduction of debt for 2009 includes $25,600,000 for the buyback of $30,900,000 principal amount of the 7% Senior Notes. Issuance of long-term debt for 2009 and 2008 primarily reflects the increase in repurchase agreements of $22,100,000 and $20,800,000, respectively, and for 2008, $27,000,000 for the Myrtle Beach project's debt obligation. Issuance of common shares for 2008 principally reflects the exercise of employee stock options.

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

Income Taxes - At March 31, 2009, the Company's net deferred tax asset before valuation allowances was $2,346,500,000, of which $2,089,000,000 represents the potential future tax savings from federal and state net operating loss carryforwards ("NOLs"). In accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company records a valuation allowance to reduce its deferred tax asset to the net amount that is more likely than not to be realized. The amount of any valuation allowance recorded does not in any way adversely affect the Company's ability to use its NOLs to offset taxable income in the future. If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period. If in the future the Company were to determine that it would not be able to realize all or part of its net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period. SFAS 109 requires the Company to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required. Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.
                                       19

During the second half of 2008 the Company recorded significant unrealized losses on many of its largest investments, recognized other than temporary impairments for a number of other investments and reported reduced profitability from substantially all of its operating businesses. The worldwide economic downturn has adversely affected many of the Company's operating businesses and investments, and the nature of the current economic difficulties make it impossible to reliably project how long the downturn will last. Additionally, the recent losses recognized by the Company result in a cumulative loss in total comprehensive income (loss) during the past three years. In assessing the realizability of the net deferred tax asset, the Company concluded that its operating losses for the more recent periods and current economic conditions worldwide should be given more weight than its projections of future taxable income during the period that it has NOLs available (until 2028), and be given more weight than the Company's long track record of generating taxable income. As a result, the Company has concluded that a valuation allowance is required against substantially all of the net deferred tax asset.

Pursuant to SFAS 109, the Company will continue to evaluate the realizability of its net deferred tax asset in future periods. However, before the Company would reverse any portion of its valuation allowance in excess of taxes recorded on reported income, it will need historical positive cumulative taxable income over a period of years to overcome the recent negative evidence. At that time, any decrease to the valuation allowance would be based upon the Company's projections of future taxable income, which are inherently uncertain.

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

The Company recorded impairment losses on long-lived assets aggregating $1,000,000 during the three months ended March 31, 2009; none were recorded during the comparable 2008 period. Idaho Timber discontinued remanufacturing of dimension lumber at one of its plants and as a result evaluated for impairment the plant's long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles. The carrying values of long-lived assets held and used and intangible assets of $1,700,000 and $1,300,000, respectively, were written down to fair values of $1,100,000 and $900,000, respectively. The fair values were determined using the expected present value of future cash flows.

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

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The various factors that the Company considers in making its determination are specific to each investment. For publicly traded debt and equity securities, the Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. For investments in private equity funds and non-public securities, the Company bases its determination upon financial statements, net asset values and/or other information obtained from fund managers or investee companies.

The Company has a portfolio of non-agency mortgage backed bond securitizations, which are accounted for in accordance with AICPA Statement of Position 03-3 and carried on the balance sheet at amortized cost. The market for these securities is highly illiquid and they rarely trade. On a regular basis, the Company re-estimates the future cash flows of these securities and records impairment charges if appropriate. The fair values for these securities are primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporates assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates.

The Company recorded the following impairment charges for securities during the three months ended March 31, 2009 and 2008 (in thousands):



                                                                                  2009                  2008
                                                                               ----------            ----------

     Publicly traded securities                                                $  14,400             $   5,900
     Non-public securities and private equity funds                                2,200                   800
     Non-agency mortgage backed bond securitizations                               6,100                  --
                                                                               ---------             ---------
       Totals                                                                  $  22,700             $   6,700
                                                                               =========             =========


Impairment of Equity Method Investments - In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company evaluates equity method investments for impairment when operating losses or other factors may indicate a decrease in value which is other than temporary. The Company did not recognize any impairment losses for its equity method investments for the three months ended March 31, 2009 and 2008.

For investments in investment partnerships that are accounted for under the equity method, the Company obtains from the investment partnership financial statements, net asset values and other information on a quarterly basis and annual audited financial statements. On a quarterly basis, the Company also makes inquiries and discusses with investment managers whether there were significant procedural, valuation, composition and other changes at the investee. Since these investment partnerships record their underlying investments at fair value, after application of the equity method the carrying value of the Company's investment is equal to its share of the investees' underlying net assets at their fair values. Absent any unusual circumstances or restrictions concerning these investments, which would be separately evaluated, it is unlikely that any additional impairment charge would be required.

For equity method investments in operating businesses, the Company considers a variety of factors including economic conditions nationally and in their geographic areas of operation, adverse changes in the industry in which they operate, declines in business prospects, deterioration in earnings, increasing costs of operations and other relevant factors specific to the investee. Whenever the Company believes conditions or events indicate that one of these investments might be materially impaired, the Company will obtain from such investee updated cash flow projections and impairment analyses of the investee assets. The Company will use this information and, together with discussions with the investee's management, evaluate if the book value of its investment exceeds its fair value, and if so and the situation is deemed other than temporary, record an impairment charge.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values. Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value. At March 31, 2009, the book value of goodwill was $9,300,000.

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

Use of Fair Value Estimates - Effective January 1, 2008 (except as described below), the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a hierarchy that prioritizes inputs to valuation techniques and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don't qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level
3). Effective January 1, 2009, the Company adopted SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Over 85% of the Company's investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company's consolidated balance sheet. The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $333,400,000 at March 31, 2009. Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security. The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers. These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The Company has a segregated portfolio of corporate bonds, which are carried on the balance sheet at their estimated fair value of $33,400,000 at March 31, 2009. Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive. The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities. These estimates of fair values are also considered to be Level 2 inputs. The fair values of the Company's portfolio of non-agency mortgage backed bond securitizations which are discussed above under Impairment of Securities, are considered to be Level 3 inputs.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control. The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period. As of March 31, 2009, the Company's accrual for contingent losses was not material.

                              Results of Operations

         Three Months Ended March 31, 2009 Compared to the Three Months
                              Ended March 31, 2008

General

Substantially all of the Company's operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. Poor general economic conditions have reduced the demand for products or services sold by the Company's operating subsidiaries and/or resulted in reduced pricing for products or services. Troubled industry sectors, like the residential real estate market, have had an adverse direct impact not only on the Company's real estate and property management and services segments, but have also had an adverse indirect impact on some of the Company's other operating segments, including manufacturing and gaming entertainment. The discussions below and in the 2008 10-K concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

A summary of results of operations for the Company for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):


                                                                                       2009                 2008
                                                                                   -------------       -----------
     Loss before income taxes and losses related to associated companies:
        Manufacturing:
           Idaho Timber                                                            $    (4,223)        $    (979)
           Conwed Plastics                                                               2,742             3,873
        Telecommunications                                                              (1,309)            3,187
        Property Management and Services                                                (3,403)            4,283
        Gaming Entertainment                                                             1,365             9,395
        Domestic Real Estate                                                            (5,578)           (4,846)
        Medical Product Development                                                     (1,955)           (8,533)
        Other Operations                                                               (15,893)           (2,630)
        Corporate                                                                      (53,229)          (36,708)
                                                                                   -----------         ---------
            Total consolidated loss before income taxes and
             losses related to associated companies                                    (81,483)          (32,958)
                                                                                   -----------         ---------

     Losses related to associated companies before
      income taxes                                                                    (118,214)         (113,752)
                                                                                   -----------         ---------
            Total consolidated loss before income taxes                               (199,697)         (146,710)
                                                                                   -----------         ---------

     Income tax benefit:
        Loss before losses related to associated companies                              24,304            11,350
        Associated companies                                                            35,260            39,371
                                                                                   -----------         ---------
            Total income taxes                                                          59,564            50,721
                                                                                   -----------         ---------

            Net loss                                                               $  (140,133)        $ (95,989)
                                                                                   ===========         =========

Manufacturing - Idaho Timber

A summary of results of operations for Idaho Timber for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):

                                                                                2009                   2008
                                                                           -----------             -----------

       Revenues and other income                                           $    31,652             $    58,470
                                                                           -----------             -----------
       Expenses:
          Cost of sales                                                         31,610                  55,697
          Salaries and incentive compensation                                    1,403                   1,790
          Depreciation and amortization                                          1,092                   1,121
          Selling, general and other expenses                                    1,770                     841
                                                                           -----------             -----------
                                                                                35,875                  59,449
                                                                           -----------             -----------
              Loss before income taxes                                     $    (4,223)            $      (979)
                                                                           ===========             ===========

                                       23

Idaho Timber's revenues for the first quarter of 2009 continued to reflect the weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace. Shipment volume and average selling prices in 2009 decreased approximately 42% and 8%, respectively, as compared to the first quarter of 2008. Idaho Timber expects that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber's revenues during 2009. Until housing starts begin to increase, annual dimension lumber shipping volume may remain flat or could decline further. Curtailment of production at primary sawmills due to their operating losses could reduce excess supply to some degree; however, spread (as discussed below) may not improve since price pressure for low-grade lumber may increase if supplies are reduced. Idaho Timber's revenues for 2009 also reflect the loss of a large home center board customer, which discontinued purchasing pine boards through its vendor managed inventory program effective July 1, 2008. Revenues from this customer pursuant to this program were $4,100,000 for the three months ended March 31, 2008.

Raw material costs, the largest component of cost of sales (approximately 76% of cost of sales), declined for the first quarter of 2009 as compared to the first quarter of 2008, principally due to the same market conditions that negatively impacted revenues. Raw material cost per thousand board feet decreased approximately 10% in the first quarter of 2009 as compared to the same period in 2008. Although the difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) did not significantly change for 2009 as compared to the first quarter of 2008, Idaho Timber's gross profit for 2009 was negligible. Idaho Timber was able to reduce its variable manufacturing costs in response to the low shipment volume, but gross profit declined due to fixed manufacturing costs. To the extent that shipment volume remains depressed and cost of raw material remain high relative to selling price, Idaho Timber could experience little or negative gross profit in future quarters.

Salaries and incentive compensation expense declined in 2009 as compared to the same period in 2008 principally due to a decrease in estimated incentive bonus expense. Selling, general and other expenses for 2009 reflect impairment losses on long-lived assets of $1,000,000, which relate to Idaho Timber's decision to discontinue remanufacturing of dimension lumber at one of its plants.

Manufacturing - Conwed Plastics

A summary of results of operations for Conwed Plastics for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):



                                                                                     2009                  2008
                                                                                 -----------           ----------

                    Revenues and other income                                    $    20,073           $    26,739
                                                                                 -----------           -----------

                    Expenses:
                       Cost of sales                                                  13,720                18,556
                       Salaries and incentive compensation                             1,746                 2,022
                       Depreciation and amortization                                      72                    41
                       Selling, general and other expenses                             1,793                 2,247
                                                                                 -----------           -----------
                                                                                      17,331                22,866
                                                                                 -----------           -----------
                           Income before income taxes                            $     2,742           $     3,873
                                                                                 ===========           ===========

Revenues declined in substantially all of Conwed Plastics' markets in 2009 as compared to 2008. Conwed Plastics' revenues in 2009 were particularly adversely impacted in those markets related to the housing industry, which include the carpet cushion, building and construction, erosion control and turf reinforcement markets. Conwed Plastics expects revenues to continue to be adversely impacted in those markets related to housing, and also expects that the poor domestic and international economic conditions will continue to adversely affect its other markets in the future. Raw material costs decreased by approximately 59% in the first quarter of 2009 as compared to the same period in 2008. The primary raw material in Conwed Plastics' products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil. The increasing volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs. Although raw material costs decreased, the gross margin was largely unchanged in the first quarter of 2009 as compared to the same period in 2008 primarily due to product mix and lower sales volumes. Pre-tax results for 2009 also reflect a decline in salaries and incentive compensation expense principally due to a decrease in headcount.

Telecommunications

A summary of results of operations for the telecommunications business of STi Prepaid for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):



                                                                                     2009                  2008
                                                                                 -----------           -----------

                    Revenues and other income                                    $   118,795           $   119,684
                                                                                 -----------           -----------

                    Expenses:
                       Cost of sales                                                 103,492               106,114
                       Interest                                                           10                    26
                       Salaries and incentive compensation                             3,324                 2,114
                       Depreciation and amortization                                     893                   206
                       Selling, general and other expenses                            12,385                 8,037
                                                                                 -----------           -----------
                                                                                     120,104               116,497
                                                                                 -----------           -----------
                           Income (loss) before income taxes                     $    (1,309)          $     3,187
                                                                                 ===========           ===========

Prepaid calling card revenue, which increased from $93,200,000 for the first quarter of 2008 to $104,800,000 for 2009, includes $26,000,000 of revenues from acquisitions. The decline in prepaid calling card revenues in 2009 (exclusive of the revenues from acquisitions) as compared to the same period in 2008 is due to poor economic conditions in the markets that STi Prepaid operates. The gross margin improved during 2009 principally due to fewer launches of new prepaid calling cards with low introductory rates and a reduction in certain unprofitable prepaid calling card business. Carrier wholesale service business, which has lower gross margins than the prepaid calling card business, decreased from $23,400,000 for the 2008 period to $12,400,000 for 2009 primarily due to the loss of a large customer in the second quarter of 2008 and reduced business from a large customer in the current quarter. Pre-tax results for 2009 also reflect $1,100,000 of higher salaries and incentive compensation expense and $2,000,000 of higher selling, general and other expenses from businesses acquired. Selling, general and other expenses for 2009 also reflect greater regulatory fees and increased legal and other professional fees of $1,900,000.

Property Management and Services

A summary of results of operations for the property management and services segment for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):

                                                                                    2009                  2008
                                                                                 -----------           -----------

                    Revenues and other income                                    $    28,264           $    39,700
                                                                                 -----------           -----------

                    Expenses:
                       Direct operating expenses                                      24,547                27,419
                       Salaries and incentive compensation                             1,245                 1,390
                       Depreciation and amortization                                   1,007                 1,339
                       Selling, general and other expenses                             4,868                 5,269
                                                                                 -----------           -----------
                                                                                      31,667                35,417
                                                                                 -----------           -----------

                           Income (loss) before income taxes                     $    (3,403)          $     4,283
                                                                                 ===========           ===========

ResortQuest's average daily rates ("ADR") and occupancy percentage for the three months ended March 31, 2009 declined as compared to those for the same period in 2008, principally due to poor economic conditions. The ADR and occupancy percentage in 2009 declined 19% and 13%, respectively, as compared to the first quarter in 2008. These declines primarily reflect rate discounts given in all markets due to competition and excess availability, and fewer reservations for its ski locations, which typically have higher ADRs than beach locations. ResortQuest's net real estate brokerage revenues also declined from $4,800,000 for 2008 to $600,000 for 2009. The 2008 revenue was recorded upon the completion of certain large development projects. As more fully discussed in the 2008 10-K, ResortQuest's real estate brokerage business, which is concentrated in Northwest Florida, tends to be cyclical, and has been and will continue to be negatively impacted by the depressed real estate market.

Direct operating expenses per occupied night did not significantly change in 2009 as compared to the same period in 2008. The reduction in selling, general and other expenses in 2009 primarily reflects lower advertising costs.

Gaming Entertainment

A summary of results of operations for Premier for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):


                                                                                    2009                 2008
                                                                                 -----------         -------------


                    Revenues and other income                                    $    26,681         $    39,531
                                                                                 -----------         -----------

                    Expenses:
                       Direct operating expenses                                      19,647              24,588
                       Interest                                                          140                 364
                       Salaries and incentive compensation                               516                 839
                       Depreciation and amortization                                   4,155               4,171
                       Selling, general and other expenses                               858                 174
                                                                                 -----------         -----------
                                                                                      25,316              30,136
                                                                                 -----------         -----------

                           Income before income taxes                            $     1,365         $     9,395
                                                                                 ===========         ===========


Revenues and other income for 2008 include a $7,300,000 gain from the settlement and collection of Premier's remaining insurance claim relating to Hurricane Katrina and $4,700,000 resulting from capital contributions from the noncontrolling interest. In prior periods, the Company recorded 100% of the losses after cumulative loss allocations to the noncontrolling interest (classified as minority interest prior to the adoption of SFAS 160) had reduced the noncontrolling interest to zero. Since the noncontrolling interest remained at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the noncontrolling interest losses that were not previously allocated to the noncontrolling interest.

Premier's gaming revenues for the first quarter of 2009 were largely unchanged as compared to the first quarter of 2008, while the local gaming market declined. The decrease in direct operating expenses in 2009 as compared to the same period in 2008 reflects reductions in workforce and other cost reductions implemented by Premier during the fourth quarter of 2008. Premier believes that current adverse economic conditions are likely to continue to have a negative impact on the local gaming market in 2009, which could cause competition among gaming operations in Biloxi to escalate. Since Premier's competitors in the Gulf Coast gaming market have been in operation longer, they have more established gaming operations and customer databases, and many are larger and have greater financial resources.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):



                                                                                    2009                 2008
                                                                                 -----------         ------------


                    Revenues and other income                                    $     4,057         $      (713)
                                                                                 -----------         -----------

                    Expenses:
                       Interest                                                          623                   1
                       Depreciation and amortization                                   2,369                 721
                       Other operating expenses                                        6,643               3,411
                                                                                 -----------         -----------
                                                                                       9,635               4,133
                                                                                 -----------         -----------

                           Loss before income taxes                              $    (5,578)        $    (4,846)
                                                                                 ===========         ===========

Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, pre-tax results for this segment for any particular period are not predictable and do not follow any consistent pattern. Real estate revenues and other income for the three month periods ended March 31, 2009 and 2008 include $700,000 and $(3,500,000), respectively, of income (charges) related to the accounting for the mark-to-market value of an interest rate derivative relating to the Myrtle Beach project's debt obligation. The increase in expenses for this segment primarily relate to the Myrtle Beach project. Other operating expenses also includes
$1,400,000 representing the net book value of land and buildings that was contributed to a local municipality in the first quarter of 2009.

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

Medical Product Development

A summary of results of operations for Sangart for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):


                                                                                    2009                 2008
                                                                                 -----------         -----------

                    Revenues and other income                                    $     5,042         $       274
                                                                                 -----------         -----------

                    Expenses:
                       Salaries and incentive compensation                             2,616               2,655
                       Depreciation and amortization                                     194                  53
                       Selling, general and other expenses                             4,187               6,099
                                                                                 -----------         -----------
                                                                                       6,997               8,807
                                                                                 -----------         -----------

                           Loss before income taxes                              $    (1,955)        $    (8,533)
                                                                                 ===========         ===========


Revenues and other income for 2009 includes $5,000,000 for insurance proceeds received upon the death of Sangart's former chief executive officer. Sangart's losses for 2009 and 2008 reflect research and development costs (which are included in selling, general and other expenses) of $600,000 and $4,300,000, respectively. Research and development costs declined in 2009 primarily due to the completion during 2008 of the Phase III clinical trials in Europe of Hemospan(R), Sangart's current medical product candidate. Selling, general and other expenses for 2009 also reflect $600,000 of increased costs for severance, $400,000 of increased professional fees and $400,000 of greater royalty expenses.

Sangart is a development stage company that does not have any revenues from product sales. As more fully discussed in the 2008 10-K, Sangart has decided not to pursue at this time marketing approval to use Hemospan for the purposes for which the Phase III clinical trials were conducted, but plans to conduct additional clinical trials of Hemospan in a different therapeutic area that may better demonstrate its clinical benefit and strengthen the likelihood of regulatory approval. Such studies will take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from Hemospan sales. In the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart upon the exercise of its remaining warrants. The Company is unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):



                                                                                    2009                 2008
                                                                                ------------         -----------

                    Revenues and other income                                    $    12,633         $    15,473
                                                                                 -----------         -----------

                    Expenses:
                       Interest                                                            9                   9
                       Salaries and incentive compensation                             2,220               2,727
                       Depreciation and amortization                                   1,568               1,330
                       Selling, general and other expenses                            24,729              14,037
                                                                                 -----------         -----------
                                                                                      28,526              18,103
                                                                                 -----------         -----------

                           Loss before income taxes                              $   (15,893)        $    (2,630)
                                                                                 ===========         ===========

The decrease in revenues and other income principally reflects reduced revenues at winery operations of $2,200,000, which reflects generally unfavorable economic conditions. The increase in selling, general and other expenses reflects $4,000,000 of greater expenses (largely professional fees and other costs) related to the investigation and evaluation of energy projects, and $4,200,000 of charges at winery operations to reduce the carrying amount of wine inventory that is expected to be sold as bulk wine or used in lower value bottled wine products. Selling, general and other expenses related to energy projects were $8,300,000 and $4,300,000 for the three months ended March 31, 2009 and 2008, respectively.

Corporate

A summary of results of operations for corporate for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):



                                                                                    2009                 2008
                                                                                ------------         -----------


                    Revenues and other income (including net
                       securities gains (losses))                                $     3,146         $    25,691
                                                                                 -----------         -----------

                    Expenses:
                       Interest                                                       32,605              35,382
                       Salaries and incentive compensation                             7,246               7,902
                       Depreciation and amortization                                   3,927               2,464
                       Selling, general and other expenses                            12,597              16,651
                                                                                 -----------         -----------
                                                                                      56,375              62,399
                                                                                 -----------         -----------

                           Loss before income taxes                              $   (53,229)        $   (36,708)
                                                                                 ===========         ===========



Net securities gains (losses) for Corporate aggregated $(26,300,000) and $8,300,000 for the three months ended March 31, 2009 and 2008, respectively. Net securities gains (losses) are net of impairment charges of $22,700,000 and $6,700,000 during 2009 and 2008, respectively. The impaired securities principally include the Company's investment in various available for sale equity securities and, in 2009, certain non-agency mortgage backed bond securitizations and non-public investments. The Company's decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security's value at the time and the prospect for changes in its value in the future. The decision could also be influenced by the status of the Company's tax attributes or liquidity needs; however, sales in recent years have not been influenced by these considerations. Therefore, the timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment and other income increased in the three month 2009 period as compared to the same period in 2008 by $12,000,000, principally due to $13,500,000 of increased other income related to Fortescue's Pilbara iron ore and infrastructure project in Western Australia. The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue's project, which commenced production in May 2008. Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue's debt agreements; payments are currently being deferred pursuant to those agreements. Depreciation and amortization expenses for 2009 include prepaid mining interest amortization of $1,200,000, which is being amortized over time in proportion to the amount of ore produced. Other income for 2009 also reflects a gain of $5,300,000 on the repurchase of $30,900,000 principal amount of the Company's 7% Senior Notes. In addition, investment and other income reflects income (charges) of $200,000 and $(1,200,000) for 2009 and 2008, respectively, related to the accounting for mark-to-market values of corporate derivatives. Investment and other income for 2008 includes $2,500,000 of foreign exchange gains. Investment income declined $6,400,000 in 2009 principally due to lower interest rates on a lower amount of fixed income securities.

The decrease in interest expense during the three months ended March 31, 2009 as compared to the same period in 2008 primarily reflects decreased interest expense related to the 3 3/4% Convertible Senior Subordinated Notes, $128,900,000 of which were converted in the fourth quarter of 2008 and decreased interest expense related to the fixed rate repurchase agreements.

Principally due to reductions in incentive bonus expense and lower headcount, salaries and incentive compensation expense declined in the three months ended March 31, 2009 as compared to the same period in 2008. The Company recorded share-based compensation expense relating to grants made under the Company's senior executive warrant plan and the fixed stock option plan of $2,700,000 and $2,500,000 for the three months ended March 31, 2009 and 2008, respectively.

The decrease in selling, general and other expenses during the three months ended March 31, 2009 as compared to the same period in 2008 reflects reduced corporate aircraft expense of $2,200,000, primarily resulting from less usage and lower fuel costs, and lower legal and other professional fees of $2,300,000.

For the three month period ended March 31, 2009, loss from operations reflects a federal income tax benefit only to the extent of the federal tax provision recorded in accumulated other comprehensive income (loss). The Company did not record a full federal income tax benefit for its loss from operations, and has recorded a full valuation allowance against its net federal deferred tax asset, since the Company does not believe it is more likely than not that it will be able to realize its net federal deferred tax asset. For the three month period ended March 31, 2008, the Company's effective income tax rate is different than the federal statutory rate primarily due to state income taxes.

Associated Companies

Income (losses) related to associated companies for the three month periods ended March 31, 2009 and 2008 includes the following (in thousands):


                                                                               2009               2008
                                                                           ------------       ------------

          ACF                                                              $   (58,335)       $   (78,496)
          Pershing Square                                                      (14,999)            (4,973)
          Jefferies                                                            (12,632)              --
          JHYH                                                                  (5,303)           (20,952)
          HomeFed Corporation                                                     (132)              (395)
          Wintergreen Partners Fund, L.P.                                       (5,414)            (5,843)
          Highland Opportunity Fund L.P.                                          --              (16,349)
          Shortplus                                                               (397)             8,544
          Garcadia                                                               1,580              2,279
          Goober Drilling                                                          211              6,357
          CLC                                                                   (8,858)             3,861
          Other                                                                (13,935)            (7,785)
                                                                           ------------       -----------
            Losses related to associated companies
              before income taxes                                             (118,214)          (113,752)
          Income tax benefit                                                    35,260             39,371
                                                                           -----------        -----------
            Losses related to associated companies,
              net of taxes                                                 $   (82,954)       $   (74,381)
                                                                           ===========        ===========



As discussed above, the Company accounts for its investments in ACF and Jefferies at fair value, resulting in the recognition of unrealized losses for the difference between the market value and the cost of the investments.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1A. Risk Factors in the 2008 10-K and Part II, Item 1A. Risk Factors contained herein.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2009. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

Changes in internal control over financial reporting

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the Company's disclosure in the 2008 Form 10-K concerning legal proceedings.

The previously disclosed trial in the IDT action, which had been scheduled to take place in April 2009, has been rescheduled to June 2009. Additionally, the previously disclosed Adighibe and Ramirez actions have been consolidated, and the Company has been dismissed from the Ramirez action and is no longer a defendant in that action. However, the Ramirez action will continue against the Company's subsidiary, STi Prepaid, and the other defendants.

Item 1A. Risk Factors.

The Company is adding to its risk factors the items listed below.

The Company has significant investments in publicly traded securities, and changes in the market prices of these securities, particularly during times of increased volatility in security prices, can have a material impact on the Company's investment portfolio, equity and, for certain investments, on results of operations. The Company has significant investments in publicly traded securities (principally Fortescue, Jefferies, ACF and Inmet) and in investment partnerships that invest in publicly traded securities. Changes in the market values of publicly traded available for sale securities, such as Fortescue and Inmet, are reflected in other comprehensive income (loss) and equity but not in the consolidated statement of operations. However, changes in the market prices of investments for which the Company has elected the fair value option (Jefferies and ACF), and declines in the fair values of public and non-public securities that the Company deems to be other than temporary are reflected in the consolidated statements of operations and equity. Profits or losses related to the Company's share of its investments in investment partnerships that are accounted for on the equity method of accounting are reflected in the consolidated statement of operations. Changes in market values of these entities' investments are reflected in their earnings, which increases the Company's exposure to volatility in the public securities markets. Global securities markets have been highly volatile, and continued volatility may have a material negative impact on the Company's consolidated financial position and results of operations.

Current economic conditions have adversely affected most of the Company's operations and investments. A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by certain of the Company's operations and investments, potentially resulting in impairment charges for long-lived assets. Certain of the Company's operating businesses and investments have significant investments in long-lived assets, in particular manufacturing, gaming entertainment and Goober Drilling. Current economic conditions have resulted in declining revenues for these operations and their property and equipment is not being fully utilized. The Company has reviewed certain of these assets and investments for potential impairment, and except as otherwise disclosed has concluded that the book values of these long-lived assets are recoverable, and that the carrying amount of its investment in Goober Drilling is not more than its fair value. If the operating revenues of these businesses deteriorate in the future, resulting in lower estimates of future cash flows, impairment charges might have to be recorded.

Item 6.       Exhibits.


                10.1 Deferred Compensation and Salary Continuation Agreement dated March 2, 1977, by and among Ian M. Cumming and Terracor.

                10.2 First Amendment to Deferred Compensation and Salary Continuation Agreement dated May 24, 1996, by and among Ian M. Cumming and Leucadia Financial Corporation (successor in interest to Terracor).

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



Date:  May 7, 2009


                                           By: /s/ Barbara L. Lowenthal
                                               -------------------------
                                               Barbara L. Lowenthal
                                               Vice President and Comptroller
                                               (Chief Accounting Officer)

                                  Exhibit Index

          10.1 Deferred Compensation and Salary Continuation Agreement dated March 2, 1977, by and among Ian M. Cumming and Terracor.

          10.2 First Amendment to Deferred Compensation and Salary Continuation Agreement dated May 24, 1996, by and among Ian M. Cumming and Leucadia Financial Corporation (successor in interest to Terracor).

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