Form 10-Q
period 2009-06-30
LEUCADIA NATIONAL CORP
filed 2009-08-07
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-5721
LEUCADIA NATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

New York	13-2615557
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

315 Park Avenue South, New York, New York	10010-3607
(Address of principal executive offices)	(Zip Code)
(212) 460-1900
(Registrant’s telephone number, including area code)
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
YES ☑      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at August 3, 2009: 243,695,655.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$156,164	$237,503
Investments	379,851	366,464
Trade, notes and other receivables, net	85,034	138,363
Prepaids and other current assets	124,337	124,308

Total current assets	745,386	866,638
Non-current investments ($180,575 and $164,675 collateralizing current liabilities)	1,644,136	1,028,012
Notes and other receivables, net	78,779	17,756
Intangible assets, net and goodwill	81,042	84,848
Deferred tax asset, net	7,583	40,235
Other assets	534,373	619,790
Property, equipment and leasehold improvements, net	518,847	534,640
Investments in associated companies ($1,482,669 and $933,057 measured using fair value option)	2,443,463	2,006,574

Total	$6,053,609	$5,198,493

Liabilities
Current liabilities:
Trade payables and expense accruals	$183,561	$205,870
Deferred revenue	96,556	98,453
Other current liabilities	11,459	9,880
Debt due within one year	276,184	248,713

Total current liabilities	567,760	562,916
Other non-current liabilities	106,772	107,443
Long-term debt	1,674,945	1,832,743

Total liabilities	2,349,477	2,503,102

Commitments and contingencies

Equity
Common shares, par value $1 per share, authorized 600,000,000 shares; 243,695,655 and 238,498,598 shares issued and outstanding, after deducting 46,888,660 shares held in treasury	243,696	238,499
Additional paid-in capital	1,531,310	1,413,595
Accumulated other comprehensive income (loss)	586,319	(29,280)
Retained earnings	1,324,999	1,053,983

Total Leucadia National Corporation shareholders’ equity	3,686,324	2,676,797

Noncontrolling interest	17,808	18,594

Total equity	3,704,132	2,695,391

Total	$6,053,609	$5,198,493

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and Other Income:
Manufacturing	$57,043	$98,308	$108,654	$183,455
Telecommunications	114,226	108,889	232,987	228,314
Property management and service fees	35,296	38,784	63,547	78,340
Gaming entertainment	26,063	28,712	52,719	56,054
Investment and other income	55,246	43,816	106,593	88,913
Net securities gains (losses)	(3,551)	19,045	(29,834)	27,327

	284,323	337,554	534,666	662,403

Expenses:
Cost of sales:
Manufacturing	47,225	82,290	92,555	156,543
Telecommunications	96,182	93,895	199,674	200,009
Direct operating expenses:
Property management and services	26,256	30,469	50,803	57,888
Gaming entertainment	19,604	23,980	39,251	48,568
Interest	32,384	36,543	65,771	72,325
Salaries and incentive compensation	27,006	22,483	47,705	44,997
Depreciation and amortization	15,457	13,491	30,734	24,937
Selling, general and other expenses	150,738	70,053	220,185	125,744

	414,852	373,204	746,678	731,011

Loss before income taxes and income (losses) related to associated companies	(130,529)	(35,650)	(212,012)	(68,608)
Income taxes	29,127	(247,711)	4,823	(259,061)

Income (loss) before income (losses) related to associated companies	(159,656)	212,061	(216,835)	190,453
Income (losses) related to associated companies, net of taxes	570,640	(25,235)	487,686	(99,616)

Net income	410,984	186,826	270,851	90,837
Net (income) loss attributable to the noncontrolling interest	39	(48)	165	117

Net income attributable to Leucadia National Corporation common shareholders	$411,023	$186,778	$271,016	$90,954

Basic net earnings per common share attributable to Leucadia National Corporation common shareholders	$1.70	$.81	$1.13	$.40

Diluted net earnings per common share attributable to Leucadia National Corporation common shareholders	$1.67	$.76	$1.11	$.39

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Net cash flows from operating activities:
Net income	$270,851	$90,837
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income taxes	9,527	(317,842)
Depreciation and amortization of property, equipment and leasehold improvements	29,736	27,184
Other amortization	12,716	6,195
Share-based compensation	5,540	4,975
Excess tax benefit from exercise of stock options	(14)	(1,711)
Provision for doubtful accounts	805	210
Net securities (gains) losses	29,834	(27,327)
(Income) losses related to associated companies	(500,423)	154,746
Distributions from associated companies	28,082	50,703
Net (gains) losses related to real estate, property and equipment, and other assets	55,073	(24,841)
Income related to Fortescue’s Pilbara project	(30,472)	—
Gain on buyback of debt	(5,978)	—
Loss on debt conversion	25,008	—
Investments classified as trading, net	(1,130)	60,056
Net change in:
Restricted cash	(20,557)	(22,722)
Trade, notes and other receivables	10,432	(3,688)
Prepaids and other assets	11,104	(3,741)
Trade payables and expense accruals	(4,265)	11,864
Other liabilities	1,024	(384)
Deferred revenue	(1,897)	11,134
Income taxes payable	12,919	(1,087)
Other	(218)	(4,081)

Net cash provided by (used for) operating activities	(62,303)	10,480

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(13,351)	(38,554)
Acquisitions of and capital expenditures for real estate investments	(6,397)	(75,602)
Proceeds from disposals of real estate, property and equipment, and other assets	2,519	4,739
Settlement of lawsuit	9,500	—
Collection of Premier Entertainment Biloxi, LLC’s insurance proceeds	—	11,089
Advances on notes and other receivables	(130)	(12,905)
Collections on notes, loans and other receivables	14,397	19,058
Investments in associated companies	(43,916)	(865,763)
Capital distributions from associated companies	66,195	88,342
Purchases of investments (other than short-term)	(1,305,028)	(2,855,953)
Proceeds from maturities of investments	141,959	150,543
Proceeds from sales of investments	1,155,778	3,157,250
Other	(35)	(1,505)

Net cash provided by (used for) investing activities	21,491	(419,261)

(continued)
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	20,193	78,662
Reduction of debt	(33,411)	(3,839)
Premium paid on debt conversion	(25,008)	—
Issuance of common shares	175	105,030
Purchase of common shares for treasury	—	(122)
Excess tax benefit from exercise of stock options	14	1,711
Other	(2,539)	7,003

Net cash provided by (used for) financing activities	(40,576)	188,445

Effect of foreign exchange rate changes on cash	49	16

Net decrease in cash and cash equivalents	(81,339)	(220,320)
Cash and cash equivalents at January 1,	237,503	456,970

Cash and cash equivalents at June 30,	$156,164	$236,650

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2009 and 2008
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total
Balance, January 1, 2008	$222,574	$783,145	$975,365	$3,589,408	$5,570,492	$20,974	$5,591,466

Comprehensive income:
Net change in unrealized gain (loss) on investments, net of taxes of $472,638			826,426		826,426		826,426
Net change in unrealized foreign exchange gain (loss), net of taxes of $4,088			7,148		7,148		7,148
Net change in unrealized gain (loss) on derivative instruments, net of taxes of $65			113		113		113
Net change in pension liability and postretirement benefits, net of taxes of $137			240		240		240
Net income				90,954	90,954	(117)	90,837

Comprehensive income					924,881	(117)	924,764

Contributions from noncontrolling interests						9,221	9,221
Distributions to noncontolling interests						(10,159)	(10,159)
Share-based compensation expense		4,975			4,975		4,975
Sale of common shares to Jefferies Group, Inc.	10,000	488,269			498,269		498,269
Exercise of options to purchase common shares, including excess tax benefit	258	6,462			6,720		6,720
Purchase of common shares for treasury	(2)	(120)			(122)		(122)

Balance, June 30, 2008	$232,830	$1,282,731	$1,809,292	$3,680,362	$7,005,215	$19,919	$7,025,134

Balance, January 1, 2009	$238,499	$1,413,595	$(29,280)	$1,053,983	$2,676,797	$18,594	$2,695,391

Comprehensive income:
Net change in unrealized gain (loss) on investments, net of taxes of $23,105			613,244		613,244		613,244
Net change in unrealized foreign exchange gain (loss), net of taxes of $10			723		723		723
Net change in unrealized gain (loss) on derivative instruments, net of taxes of $8			562		562		562
Net change in pension liability and postretirement benefits, net of taxes of $15			1,070		1,070		1,070
Net income				271,016	271,016	(165)	270,851

Comprehensive income					886,615	(165)	886,450

Contributions from noncontrolling interests						232	232
Distributions to noncontrolling interests						(2,771)	(2,771)
Change in interest in consolidated subsidiary		(1,918)			(1,918)	1,918	—
Share-based compensation expense		5,540			5,540		5,540
Issuance of common shares for debt conversion	5,186	113,915			119,101		119,101
Exercise of options to purchase common shares, including excess tax benefit	11	178			189		189

Balance, June 30, 2009	$243,696	$1,531,310	$586,319	$1,324,999	$3,686,324	$17,808	$3,704,132

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
1.	Significant Accounting Policies
The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report filed on Form 10-K, as amended, for such year (the “2008 10-K”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2008 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.
As of January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 materially changes the accounting and reporting for minority interests in the future, and requires retrospective application of its presentation and disclosure requirements for all periods presented. Minority interests have been reclassified as noncontrolling interests and included as a component of net worth; previously minority interests were separately classified on the consolidated balance sheet and not included as a component of consolidated net worth.
Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Adoption of SFAS 161 did not have any impact on the Company’s consolidated financial statements other than expanded disclosures.
Effective April 1, 2009, the Company adopted FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends existing requirements for when an other than temporary impairment in a debt security must be recognized, and requires that any impairment loss recognized be separated into the amount representing the credit loss and the amount related to all other factors. The difference between the present value of cash flows expected to be collected from the issuer and the amortized cost basis is considered to be the credit loss. Impairment charges related to credit losses are recognized in earnings while impairment charges related to non-credit losses are recognized in other comprehensive income. FSP 115-2 also has additional disclosure requirements. The adoption of FSP 115-2 did not have a material impact on the Company’s consolidated financial statements other than expanded disclosures; as of June 30, 2009, the Company has not recorded any portion of other than temporary impairments as a non-credit loss in other comprehensive income.
Effective June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Adoption of SFAS 165 did not have any impact on the Company’s consolidated financial statements other than expanded disclosure.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166, which is effective for fiscal years beginning after November 15, 2009, eliminates the concept of a qualifying special-purpose entity, establishes specific conditions that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain/loss on a transfer accounted for as a sale under certain circumstances, and requires enhanced disclosures. The

Company does not expect that the adoption of SFAS 166 will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which is effective for fiscal years beginning after November 15, 2009. SFAS 167 requires an enterprise to qualitatively determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”), which would result in the enterprise being the primary beneficiary of the VIE. This determination of the primary beneficiary is based upon the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures. The Company is currently evaluating the impact of adopting SFAS 167 on its consolidated financial statements.
2.	Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value.
One of the Company’s subsidiaries (“MB1”) in the real estate segment is the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina. The project is comprised of a retail center with approximately 345,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units. The retail center is approximately 90% leased and the office space is approximately 25% leased. Certain of the apartment units are allocated for long-term rental (114 units) and are substantially leased; the remaining apartment units are marketed as vacation rentals. The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,400,000 at June 30, 2009, that is collateralized by the real estate. If MB1 is unable to make debt service or principal payments on the loan the Company is under no obligation to make those payments.
Current economic conditions have adversely impacted the majority of the retail tenants at the retail center. Over 20 retail tenants have requested reductions in rent payments that are currently being negotiated; certain tenants are not paying the full amount of rent due while their leases are being renegotiated. During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan. These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable. Based on the assumptions discussed below the Company concluded that the carrying amount was not recoverable; accordingly, the Company recorded an impairment charge of $67,800,000 for the three and six month periods ended June 30, 2009. At June 30, 2009, the fair value and new carrying value of MB1’s real estate was $71,300,000.
The Company prepared cash flow models and utilized a discounted cash flow technique to determine the fair value of MB1’s real estate. Although the retail center has a remaining useful life of 38 years, the Company prepared cash flow models assuming it would operate the retail center over periods of 7, 10 or 20 years and then sell the retail center at the end of those periods. The most significant assumptions in the Company’s cash flow models were the discount rate (11%) and the capitalization rate used to estimate the selling price of the retail center (9%). The Company assumed that requested reductions in rent would abate through 2012 before returning to pre-abatement levels. Projected net cash flow before debt service included assumptions for vacancies, rent renewal rates, expense increases and allowances for tenant improvements for new tenants. The Company also prepared an additional model that assumed the bank lenders foreclose on their loan when it comes due in October 2009 and take title to MB1’s real estate. Although the Company would not receive any cash flow in the event the lenders foreclose, since the Company’s debt obligation of $100,400,000 would be fully discharged, the Company’s impairment loss would be limited to the excess of the book value of the real estate over the debt obligation. The Company calculated the fair value of MB1’s real estate by probability-weighting the present values of the various possible outcomes.
The cash flow projections assume some recovery in the local and national economy over the next few years. If economic conditions do not improve and the bank lenders do not foreclose, it is possible that MB1 will have to continue to provide rent reductions for its properties which could result in further impairment charges to the carrying value of the real estate. At June 30, 2009, the carrying value of MB1’s real estate is less than the amount of non-recourse debt on the property. The Company does not currently intend to contribute additional capital to MB1 so that it may pay off its bank loan when it comes due in October 2009. If MB1’s bank lenders foreclose when the loan comes due in October 2009, the Company would record a gain equal to the excess of the loan balance over the then book value of the real estate.
In addition to the MB1 impairment discussed above, the Company recorded impairment losses on long-lived assets aggregating $1,000,000 during the first quarter of 2009; none were recorded during the 2008 periods. Idaho Timber discontinued remanufacturing of dimension lumber at one of its plants and as a result evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles. The carrying values of long-lived assets held and used and intangible assets were written down to fair values of $1,100,000 and $900,000, respectively. The fair values were determined using the present value of expected future cash flows.
Current economic conditions have adversely affected most of the Company’s operations and investments. A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by the Company’s operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in property and equipment (for example, manufacturing, gaming entertainment and certain associated company investments), impairment charges would have to be recorded.
3.	Segment Information
The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and income (losses) related to associated companies. Certain information concerning the Company’s segments for the three and six month periods ended June 30, 2009 and 2008 is presented in the following table.

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Revenues and other income (a):
Manufacturing:
Idaho Timber	$35,994	$69,285	$67,646	$127,755
Conwed Plastics	21,278	29,051	41,351	55,790
Telecommunications	114,230	109,045	233,025	228,729
Property Management and Services	35,305	38,885	63,569	78,585
Gaming Entertainment (b)	26,093	28,821	52,774	68,352
Domestic Real Estate	4,519	7,303	8,576	6,590
Medical Product Development	30	131	5,072	405
Other Operations	12,116	12,998	24,749	28,471
Corporate	34,758	42,035	37,904	67,726

Total consolidated revenues and other income	$284,323	$337,554	$534,666	$662,403

Income (loss) before income taxes and income (losses) related to associated companies:
Manufacturing:
Idaho Timber	$(1,098)	$3,488	$(5,321)	$2,509
Conwed Plastics	4,408	4,426	7,150	8,299
Telecommunications	2,671	3,904	1,362	7,091
Property Management and Services	3,203	632	(200)	4,915
Gaming Entertainment	1,165	(629)	2,530	8,766
Domestic Real Estate (c)	(71,004)	(875)	(76,582)	(5,721)
Medical Product Development	(6,742)	(9,856)	(8,697)	(18,389)
Other Operations (d)	(6,506)	(12,711)	(22,399)	(15,341)
Corporate	(56,626)	(24,029)	(109,855)	(60,737)

Total consolidated loss before income taxes and income (losses) related to associated companies	$(130,529)	$(35,650)	$(212,012)	$(68,608)

(a)	Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company’s consolidated statements of operations.

(b)	For the six month 2008 period, the gaming entertainment segment’s revenues and other income includes a $7,300,000 gain from the settlement of an insurance claim and $4,700,000 resulting from capital contributions from the noncontrolling interest. In prior periods, the Company recorded 100% of the losses from this segment after cumulative loss allocations to the noncontrolling interest (classified as minority interest prior to the adoption of SFAS 160) had reduced the noncontrolling interest to zero. Since the noncontrolling interest remained at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the noncontrolling interest losses that were not previously allocated to the noncontrolling interest.

(c)	For the 2009 periods, includes impairment charges of $67,800,000 relating to certain real estate; see Note 2 for further information.

(d)	Other operations includes pre-tax losses of $4,300,000 and $9,500,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $13,100,000 and $14,400,000 for the six month periods ended June 30, 2009 and 2008, respectively, for investigation and evaluation of various energy related projects. There were no material operating revenues associated with these activities.

For the three months ended June 30, 2009 and 2008, results include depreciation and amortization expenses of $19,300,000 and $17,400,000, respectively; such amounts are primarily comprised of Corporate ($4,300,000 and $2,800,000, respectively), manufacturing ($4,200,000 and $4,400,000, respectively, including amounts classified as cost of sales), gaming entertainment ($4,100,000 and $4,200,000, respectively), domestic real estate ($2,400,000 and $2,200,000, respectively), property management and services ($900,000 and $1,400,000, respectively), telecommunications ($1,000,000 and $300,000, respectively) and other operations ($2,200,000 and $2,000,000, respectively, including amounts classified as cost of sales). For the six months ended June 30, 2009 and 2008, results include depreciation and amortization expenses of $38,500,000 and $32,900,000, respectively; such amounts are primarily comprised of Corporate ($8,200,000 and $5,200,000, respectively), manufacturing ($8,400,000 and $8,800,000, respectively, including amounts classified as cost of sales), gaming entertainment ($8,300,000 and $8,400,000, respectively), domestic real estate ($4,700,000 and $2,900,000, respectively), property management and services ($1,900,000 and $2,700,000, respectively), telecommunications ($1,900,000 and $500,000, respectively) and other operations ($4,700,000 and $4,000,000, respectively, including amounts classified as cost of sales). Depreciation and amortization expenses for other segments are not material.
For the three months ended June 30, 2009 and 2008, results include interest expense of $32,400,000 and $36,500,000, respectively; such amounts are primarily comprised of Corporate ($31,600,000 and $35,100,000, respectively) and domestic real estate ($700,000 and $1,200,000, respectively). For the six months ended June 30, 2009 and 2008, results include interest expense of $65,800,000 and $72,300,000, respectively; such amounts are primarily comprised of Corporate ($64,200,000 and $70,500,000, respectively) and domestic real estate ($1,300,000 and $1,200,000, respectively). Interest expense for other segments is not material.
4.	Investments in Associated Companies
A summary of investments in associated companies at June 30, 2009 and December 31, 2008 is as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Investments in associated companies accounted for under the equity method of accounting (a):
Jefferies High Yield Holdings, LLC (“JHYH”)	$287,947	$280,923
Goober Drilling, LLC	215,781	252,362
Cobre Las Cruces, S.A. (“CLC”)	204,497	165,227
Garcadia	37,760	72,135
HomeFed Corporation	43,803	44,093
Wintergreen Partners Fund, L.P.	43,973	42,895
Pershing Square IV, L.P. (“Pershing Square”)	25,220	36,731
HFH ShortPLUS Fund L.P. (“Shortplus”)	229	39,942
IFIS Limited (“IFIS”)	—	14,590
Brooklyn Renaissance Plaza	29,037	31,217
Other	72,547	93,402

Total accounted for under the equity method of accounting	960,794	1,073,517

Investments in associated companies carried at fair value (b):
Jefferies Group, Inc. (“Jefferies”)	1,036,326	683,111
AmeriCredit Corp. (“ACF”)	446,343	249,946

Total accounted for at fair value	1,482,669	933,057

Total investments in associated companies	$2,443,463	$2,006,574

(a)	Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company’s share of the investees’ earnings, decreased for the Company’s share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

(b)	As more fully discussed in the 2008 10-K, during 2008 the Company elected to account for its investments in Jefferies and ACF at fair value commencing on the dates these investments became subject to the equity method of accounting. The original cost for the Jefferies shares was $794,400,000 and the original cost for the ACF shares was $406,700,000.
At December 31, 2008, the Company had a 26% interest in the common shares of IFIS, a private Argentine company, which was classified as an investment in an associated company and accounted for under the equity method of accounting. In January 2009, IFIS raised a significant amount of new equity in a rights offering in which the Company did not participate. As a result, the Company’s ownership interest in IFIS was reduced to 8% and the Company no longer applies the equity method of accounting for this investment. At June 30, 2009, the Company’s investment in IFIS was classified as a non-current investment.
For the three and six month periods ending June 30, 2009, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000. Garcadia’s automobile dealerships have been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets. Garcadia prepared discounted cash flow projections for each of its dealerships and concluded that the carrying amount of its goodwill and other intangible assets was impaired. Garcadia’s cash flow projections assume that new car sales at their foreign car dealerships remain flat with 2009 sale levels through 2011 and project growth thereafter. Cash flow projections at dealerships that sell domestic cars are projected to continue to decline through 2012 or 2013 with projected growth thereafter. None of Garcadia’s automobile dealerships are currently expected to close as a result of the restructuring of the U.S. automobile manufacturers. However, if new vehicle sales at Garcadia’s automobile dealerships are less than projected amounts or dealerships are closed, further impairment charges are likely.
The Company owns approximately 25% of the outstanding voting securities of ACF, a company listed on the New York Stock Exchange (“NYSE”) (Symbol: ACF). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically to consumers who are typically unable to obtain financing from other sources. Income (losses) related to associated companies include unrealized gains (losses) resulting from changes in the fair value of ACF of $253,300,000 and $(46,900,000) for the three month periods ended June 30, 2009 and 2008, respectively, and $195,000,000 and $(125,400,000) for the six month periods ended June 30, 2009 and 2008, respectively.
The Company owns approximately 28% of the outstanding voting securities of Jefferies, a company listed on the NYSE (Symbol: JEF). Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors. Income (losses) related to associated companies include unrealized gains resulting from changes in the fair value of Jefferies of $365,800,000 and $22,800,000 for the three months ended June 30, 2009 and 2008, respectively, and $353,200,000 and $22,800,000 for the six month periods ended June 30, 2009 and 2008, respectively.
Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”) and to report unrealized gains and losses on items for which the fair value option is elected in earnings. The Company’s investments in ACF and Jefferies are the only eligible items for which the fair value option identified in SFAS 159 was elected, commencing on the date the investments became subject to the equity method of accounting. If these investments were accounted for under the equity method, the Company would have to record its share of their results of operations employing a quarterly reporting lag because of the investees’ public reporting requirements. In addition, electing the fair value option eliminates some of the uncertainty involved with impairment considerations, since quoted market prices for these investments provides a readily determinable fair value at each balance sheet date. The Company’s investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option. HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. It is traded in the over-the-counter market with high and low bid prices published by the National

Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal. For these reasons the Company did not elect the fair value option for HomeFed.
The following tables provide summarized data with respect to significant investments in associated companies for the periods the investments were owned by the Company. The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2009 (in thousands).

	June 30,	June 30,
	2009	2008
ACF:
Total revenues	$950,300	$1,237,200
Income (loss) from continuing operations before extraordinary items	41,100	(112,000)
Net income (loss)	41,100	(112,000)

Jefferies:
Total revenues	$1,073,500	$980,500
Income (loss) from continuing operations before extraordinary items	100,200	(64,900)
Net income (loss)	100,200	(64,900)
The amounts reflected as income (losses) related to associated companies in the consolidated statements of operations are net of income tax provisions (benefits) of $47,997,000 and $(15,759,000) for the three month periods ended June 30, 2009 and 2008, respectively, and $12,737,000 and $(55,130,000) for the six month periods ended June 30, 2009 and 2008, respectively.
5.	Investments
A summary of investments classified as current assets at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30, 2009		December 31, 2008
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value
Investments available for sale	$375,602	$376,771	$360,814	$362,628
Other investments, including accrued interest income	3,210	3,080	3,966	3,836

Total current investments	$378,812	$379,851	$364,780	$366,464

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at June 30, 2009 and December 31, 2008 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
Bonds and notes:
United States Government and agencies	$332,109	$219	$1	$332,327
U.S. Government-Sponsored Enterprises	31,923	25	—	31,948
All other corporates	11,570	955	29	12,496

Total fixed maturities	$375,602	$1,199	$30	$376,771

December 31, 2008
Bonds and notes:
United States Government and agencies	$251,895	$925	$—	$252,820
U.S. Government-Sponsored Enterprises	72,273	46	—	72,319
All other corporates	36,646	1,263	420	37,489

Total fixed maturities	$360,814	$2,234	$420	$362,628

A summary of non-current investments at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30, 2009		December 31, 2008
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value
Investments available for sale	$696,995	$1,469,802	$723,222	$859,122
Other investments	174,246	174,334	168,890	168,890

Total non-current investments	$871,241	$1,644,136	$892,112	$1,028,012

Non-current available for sale investments include 5,600,000 common shares of Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost of $78,000,000 and carrying values of $205,600,000 and $90,000,000 at June 30, 2009 and December 31, 2008, respectively. Although the Inmet shares have registration rights, they may not be sold until August 2009. In June 2009, the Company’s interest was reduced to 10% upon the closing of Inmet’s underwritten public offering of 7,825,000 newly issued common shares.
In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd (“Fortescue”) and its subsidiary, FMG Chichester Pty Ltd (“FMG”), the Company invested an aggregate of $408,000,000, including expenses, in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia. In exchange for its cash investment, the Company received 264,000,000 common shares of Fortescue and a $100,000,000 note of FMG that matures in August 2019. In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth. In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 13,986,000 common shares of Fortescue for $44,200,000. In April 2009, the Company’s interest was reduced to 9% upon the closing of a transaction in which Fortescue sold 260,000,000 new common shares to Hunan Valin Iron & Steel Company Ltd, a Chinese company. Non-current available for sale investments includes 277,986,000 common shares of Fortescue, representing approximately 9% of the outstanding Fortescue common stock at June 30, 2009. Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG), and the shares held by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Fortescue shares have a cost of $246,300,000 and market values of $849,600,000 and $377,000,000 at June 30, 2009 and December 31, 2008, respectively.
Interest on the FMG note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008. The note is unsecured and subordinate to the project’s senior secured debt. Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments on the note are currently being deferred by FMG due to covenants contained in the project’s senior secured debt. Any interest payment that is deferred earns simple interest at an annual rate of 9.5%. The Company recorded interest on the FMG note of $17,000,000 and $4,900,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $30,500,000 and $4,900,000 for the six month periods ended June 30, 2009 and 2008, respectively; the aggregate accrued interest receivable balance was $70,900,000 at June 30, 2009. For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest. The prepaid mining interest was initially classified with other non-current assets and is being amortized to expense as the 4% of revenue is earned. Depreciation and amortization expense includes prepaid mining interest amortization of $1,500,000 and $300,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $2,700,000 and $300,000 for the six month periods ended June 30, 2009 and 2008, respectively; the prepaid mining interest balance was $178,900,000 and $181,600,000 at June 30, 2009 and December 31, 2008, respectively.
At June 30, 2009 and December 31, 2008, other non-current investments include investments in private equity funds where the Company’s voting interest isn’t large enough to apply the equity method of accounting ($55,900,000 and $52,100,000, respectively), a portfolio of non-agency mortgage backed bond securitizations where the underlying assets are various individual mortgage loans ($24,200,000 and $43,200,000, respectively), the zero coupon note payable by FMG discussed above ($30,400,000 and $28,700,000, respectively), a stock interest in Light and Power Holdings, Ltd., the electric utility in Barbados (“LPH”), ($18,800,000 in both periods), the investment in IFIS discussed above ($11,200,000 and $0, respectively) and various other non-publicly traded interests in equity and debt securities ($33,900,000 and $26,200,000, respectively). The investments in bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts. The Company estimates the future cash flows for the securitization interests to determine the accretable yield; increases in estimated cash flows are accounted for as a yield adjustment on a prospective basis but decreases in estimated cash flows below amortized cost are recognized as impairments. Contractual cash flows in excess of estimated cash flows are not part of the accretable yield. The market for these securities is highly illiquid and they rarely trade. On a regular basis the Company re-estimates future cash flows and records impairment charges if appropriate. The remaining other investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.
The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at June 30, 2009 and December 31, 2008 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
Bonds and notes:
United States Government and agencies	$402	$10	$—	$412
U.S. Government-Sponsored Enterprises	316,554	2,753	345	318,962
All other corporates	36	127	—	163

Total fixed maturities	316,992	2,890	345	319,537

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	14,809	—	31,149
Industrial, miscellaneous and all other	363,663	756,005	552	1,119,116

Total equity securities	380,003	770,814	552	1,150,265

	$696,995	$773,704	$897	$1,469,802

December 31, 2008
Bonds and notes:
United States Government and agencies	$11,839	$—	$394	$11,445
U.S. Government-Sponsored Enterprises	284,696	753	3,704	281,745
All other corporates	4,648	87	234	4,501

Total fixed maturities	301,183	840	4,332	297,691

Equity securities:
Common stocks:
Banks, trusts and insurance companies	13,750	2,890	—	16,640
Industrial, miscellaneous and all other	408,289	143,067	6,565	544,791

Total equity securities	422,039	145,957	6,565	561,431

	$723,222	$146,797	$10,897	$859,122

The amortized cost and estimated fair value of non-current investments classified as available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due after one year through five years	$36	$163
Due after five years through ten years	—	—
Due after ten years	—	—

	36	163
Mortgage-backed securities	316,956	319,374

	$316,992	$319,537

Net unrealized gains on investments were $637,200,000 and $24,000,000 at June 30, 2009 and December 31, 2008, respectively. Reclassification adjustments included in comprehensive income (loss) for the six month period ended June 30, 2009 are as follows (in thousands):

Net unrealized holding gains arising during the period, net of taxes of $23,105	$605,813
Less: reclassification adjustment for net losses included in net income, net of taxes of $0	7,431

Net change in unrealized gains (losses) on investments, net of taxes of $23,105	$613,244

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at June 30, 2009 (in thousands):

		Unrealized
Description of Securities	Fair Value	Losses
Mortgage-backed securities	$86,005	$284
United States Government and agencies	35,484	1
Corporate bonds	746	29
Marketable equity securities	3,775	552

Total temporarily impaired securities	$126,010	$866

The unrealized losses on the mortgage-backed securities were considered to be minor (approximately 0.3%). The unrealized losses on the mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises) relate to 24 securities substantially all of which were purchased between 2006 and 2009. The unrealized losses related to the corporate bonds and marketable equity securities are not considered to be an other than temporary impairment. This determination is based on a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in the fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment.
At June 30, 2009, the Company’s investments which have been in a continuous unrealized loss position for 12 months or longer are comprised of 10 securities which had aggregate gross unrealized losses of approximately $100,000 and an aggregate fair value of approximately $13,400,000. These securities are mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises).
Securities with book values of $8,100,000 at June 30, 2009 and December 31, 2008 collateralized certain swap agreements.
6.	Inventory
A summary of inventory (which is included in the caption prepaids and other current assets) at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$5,936	$9,148
Work in process	10,080	15,436
Finished goods	45,966	52,319

	$61,982	$76,903

7.	Intangible Assets, Net and Goodwill
A summary of intangible assets, net and goodwill at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Intangibles:
Customer relationships, net of accumulated amortization of $32,321 and $27,473	$50,848	$55,670
Licenses, net of accumulated amortization of $1,403 and $991	10,645	10,947
Trademarks and tradename, net of accumulated amortization of $841 and $593	5,339	3,689
Patents, net of accumulated amortization of $691 and $611	1,669	1,749

Other, net of accumulated amortization of $2,486 and $2,344	3,225	3,477
Goodwill	9,316	9,316

	$81,042	$84,848

Trademarks and tradename increased by $1,900,000 during 2009 due to an acquisition by STi Prepaid during the first quarter; the asset is being amortized on a straight line basis over its estimated useful life of ten years. During the first quarter of 2009, Idaho Timber impaired certain long-lived assets, including $400,000 of customer relationships intangibles; for further information, see Note 2.
Amortization expense on intangible assets was $2,700,000 and $2,300,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $5,300,000 and $4,700,000 for the six month periods ended June 30, 2009 and 2008, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2009 (for the remaining six months) - $5,200; 2010 - $10,200; 2011 - $9,700; 2012 - $9,000; and 2013 - $8,900.
The goodwill in the above table relates to Conwed Plastics ($8,100,000) and STi Prepaid ($1,200,000).
8.	Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income (loss) is reflected in the consolidated statements of equity but not in the consolidated statements of operations. A summary of accumulated other comprehensive income (loss), net of taxes at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Net unrealized gains on investments	$637,246	$24,002
Net unrealized foreign exchange gains	1,145	422
Net unrealized gains (losses) on derivative instruments	442	(120)
Net minimum pension liability	(53,129)	(54,263)
Net postretirement benefit	615	679

	$586,319	$(29,280)

9.	Derivative Financial Instruments
The Company reflects its derivative financial instruments in its balance sheet at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company’s risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the effectiveness criteria under GAAP, and therefore are not accounted for as hedges.

At June 30, 2009, the Company’s derivative instruments, which are not designated as hedges, are interest rate swap contracts that are included in other non-current liabilities at aggregate fair value of $2,500,000. The total notional amount of these pay fixed/receive variable interest rate swaps was $37,600,000. Investment and other income includes changes in the fair values of derivatives of $900,000 and $4,300,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $1,700,000 and $(400,000) for the six month periods ended June 30, 2009 and 2008, respectively.
At June 30, 2009, the Company’s derivative instrument that is designated as and qualifies as a hedge was not material.
10.	Pension Plans and Postretirement Benefits
Pension expense charged to operations for the three and six month periods ended June 30, 2009 and 2008 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Interest cost	$3,107	$3,096	$6,213	$6,192
Expected return on plan assets	(1,943)	(2,667)	(3,886)	(5,334)
Actuarial loss	93	168	186	336
Amortization of prior service cost	445	1	891	2

Net pension expense	$1,702	$598	$3,404	$1,196

The Company did not make any contributions to its defined benefit pension plans during the six month period ended June 30, 2009.
Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and six month periods ended June 30, 2009 and 2008.
11.	Share-Based Compensation
Salaries and incentive compensation expense included $2,800,000 and $2,500,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $5,500,000 and $5,000,000 for the six month periods ended June 30, 2009 and 2008, respectively, for share-based compensation expense relating to grants previously made under the Company’s senior executive warrant plan and fixed stock option plan. During the 2009 periods, 12,000 options were granted to non-employee directors under the Company’s stock option plan at an exercise price of $24.44 per share, the market price on the grant date.
12.	Income Taxes
The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at June 30, 2009 was $10,800,000 (including $3,100,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate. During the second quarter of 2009, the Company reduced its income tax provision by $1,200,000 as a result of the favorable resolution of certain state income tax contingencies. Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $800,000 upon the resolution of certain assessments. The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2004. The Company’s New York State and New York City income tax returns are currently being audited for the 2003 to 2005 period.
As of June 30, 2009 and December 31, 2008, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”). As a result, the

Company did not record any regular federal income tax expense for the six month period ended June 30, 2009. However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income (losses) related to associated companies. If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes. Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance. Accordingly, for the six months ended June 30, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $14,800,000 and $5,600,000 in accumulated other comprehensive income and income (losses) related to associated companies, respectively. In addition, income tax expense for the six month period ended June 30, 2009 includes state and foreign income taxes.
The income tax provisions for the 2008 periods reflect a credit of $222,200,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance since it believed it was more likely than not that it would have future taxable income sufficient to realize that portion of the net deferred tax asset. In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense. The 2008 periods also reflect the recognition of previously unrecognized tax benefits of $4,100,000 as a result of the expiration of the applicable statute of limitations.
13.	Earnings Per Common Share
Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2009 and 2008 are as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Numerator for earnings per share:
Net income attributable to Leucadia National Corporation common shareholders for basic earnings per share	$411,023	$186,778	$271,016	$90,954
Interest on 3 3/4% Convertible Notes	3,722	2,304	5,163	4,643

Net income attributable to Leucadia National Corporation common shareholders for diluted earnings per share	$414,745	$189,082	$276,179	$95,597

Denominator for earnings per share:
Denominator for basic earnings per share — weighted average shares	241,095	230,235	239,982	226,952
Stock options (a)	2	608	1	597
Warrants (b)	—	1,152	—	1,039
3 3/4% Convertible Notes	7,038	15,239	8,148	15,239

Denominator for diluted earnings per share	248,135	247,234	248,131	243,827

(a)	Options to purchase 2,266,500 and 2,273,300 weighted average shares of common stock were outstanding during the three and six month periods ended June 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(b)	Warrants to purchase 4,000,000 shares of common stock at $28.515 per share were outstanding during the three and six month periods ended June 30, 2009, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the common shares.

14.	Supplementary Cash Flow Information
Cash paid for interest and income taxes (net of refunds) was $67,700,000 and $(4,900,000), respectively, for the six months ended June 30, 2009 and $70,700,000 and $4,700,000, respectively, for the six months ended June 30, 2008.
During 2009, non-cash financing activities include the issuance of common shares on debt conversion of $119,100,000. During 2008, non-cash investing activities include the issuance of common stock for the acquisition of Jefferies Group, Inc. common shares of $398,200,000.
15.	Indebtedness
In February 2009, the Board of Directors authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice. During 2009, the Company repurchased an aggregate $35,600,000 principal amount of its 7% Senior Notes due 2013 and recognized pre-tax gains of $700,000 and $6,000,000 for the three and six month periods ended June 30, 2009, respectively, which are reflected in investment and other income.
During the second quarter of 2009, the Company issued 5,185,807 common shares upon the conversion of $119,101,000 principal amount of the Company’s 3 3/4% Convertible Senior Subordinated Notes due 2014, pursuant to privately negotiated transactions to induce conversion. The number of common shares issued was in accordance with the terms of the notes; however, the Company paid the former noteholders $25,000,000 in addition to the shares. The additional cash payments were recorded as selling, general and other expenses.
Debt due within one year includes $168,800,000 and $151,100,000 as of June 30, 2009 and December 31, 2008, respectively, relating to repurchase agreements. At June 30, 2009, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.5%, mature at various dates through September 2009 and are collateralized by non-current investments with a carrying value of $180,600,000.
During the second quarter of 2009, the Company’s real estate subsidiary MB1 received several notices of default with respect to $100,400,000 of nonrecourse indebtedness that is collateralized by its real estate project. The lenders did not seek to accelerate payment of the debt obligation. The contractual maturity of the debt obligation is October 2009, and as such has been classified as a current liability as of June 30, 2009 and December 31, 2008. If MB1 is unable to make debt service or principal payments on the loan the Company is under no obligation to make those payments.
In June 2009, the Company terminated its $100,000,000 bank credit facility; no amounts were outstanding under this facility.
16.	Fair Value
Aggregate information concerning assets and liabilities at June 30, 2009 and December 31, 2008 that are measured at fair value on a recurring basis is presented below (in thousands):

	June 30, 2009
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
	Total	Identical Assets or	Significant Other
	Fair Value	Liabilities	Observable Inputs
	Measurements	(Level 1)	(Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
United States Government and agencies	$332,327	$332,327	$—
U.S. Government-Sponsored Enterprises	31,948	31,948	—
All other corporates	12,496	—	12,496
Non-current investments:
Investments available for sale:
Bonds and notes:
United States Government and agencies	412	—	412
U.S. Government-Sponsored Enterprises	318,962	—	318,962
All other corporates	163	—	163
Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,149	31,149	—
Industrial, miscellaneous and all other	1,119,116	1,119,116	—
Investments in associated companies	1,482,669	1,482,669	—

Total	$3,329,242	$2,997,209	$332,033

Other current liabilities	$(2,935)	$(2,043)	$(892)
Other non-current liabilities	(2,483)	—	(2,483)

Total	$(5,418)	$(2,043)	$(3,375)

	December 31, 2008
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
	Total	Identical Assets or	Significant Other
	Fair Value	Liabilities	Observable Inputs
	Measurements	(Level 1)	(Level 2)
Investments classified as current assets:
Investments available for sale	$362,628	$329,317	$33,311
Non-current investments:
Investments available for sale	859,122	564,903	294,219
Investments in associated companies	933,057	933,057	—

Total	$2,154,807	$1,827,277	$327,530

Other current liabilities	$(259)	$(259)	$—
Other non-current liabilities	(13,132)	—	(13,132)

Total	$(13,391)	$(259)	$(13,132)

The estimated fair values for securities measured using Level 1 inputs are determined using publicly quoted market prices in active markets. The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value. Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security. The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers. The Company also has a portfolio of corporate bonds, which are carried on the balance sheet at their estimated fair value. Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive. The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities. These estimates of fair values are also considered to be Level 2 inputs.

At June 30, 2009 and December 31, 2008, the Company did not have material fair value measurements using unobservable inputs
(Level 3) for assets and liabilities measured at fair value on a recurring basis.

Aggregate information concerning assets and liabilities at June 30, 2009 and December 31, 2008 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

	June 30, 2009
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used (a)	$71,300	$—	$—	$71,300
Other non-current investments (b)	2,800	—	—	2,800

	December 31, 2008
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used (a)	$1,400	$—	$—	$1,400
Other non-current investments (b)	56,000	—	—	56,000
Long-lived assets held for sale (c)	2,300	—	2,300	—

(a)	During the second quarter of 2009, the Company’s real estate subsidiary, MB1, recorded an impairment charge of $67,800,000 and reduced the carrying amount of its real estate to its fair value of $71,300,000 at June 30, 2009. During the first quarter of 2009, Idaho Timber discontinued remanufacturing of dimension lumber at one of its plants, and as a result evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles. The carrying values of long-lived assets held and used and intangible assets were written down to fair values of $1,100,000 and $900,000, respectively, resulting in an aggregate impairment charge of $1,000,000. Both impairment charges are included in selling, general and other expenses in the consolidated statements of operations. The fair values were determined using the present value of expected future cash flows; see Note 2 for more information. During the three and six months ended June 30, 2008, the Company did not record any impairment losses on long-lived assets.

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

(b)	At June 30, 2009, includes investments aggregating $2,800,000 in non-agency mortgage backed bond securitizations. At December 31, 2008, includes $11,000,000 in non-agency mortgage backed bond securitizations, $44,600,000 of investments in private equity funds and a non-public security. The investments in non-agency mortgage backed bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts. The market for these securities is highly illiquid and they rarely trade. The fair values were primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporated assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates. The investments in private equity funds and non-public equity securities are accounted for under the cost method of accounting for which the Company primarily reviewed issuer financial statements to determine their fair values. The private equity funds account for their underlying investments at fair value, which are principally based on Level 2 or Level 3 inputs.

Included in net securities gains (losses) in the consolidated statement of operations for the three and six months ended June 30, 2009 are impairment charges aggregating $4,200,000 and $26,900,000, respectively ($4,200,000 and $10,300,000, respectively, for non-agency mortgage backed bond securitizations and, for the six month period ended June 30, 2009, $2,200,000 for non-public equity securities and a private equity fund). Included in net securities gains (losses) in the consolidated statement of operations for the three and six months ended June 30, 2008 are impairment charges aggregating $6,600,000 and $13,600,000, respectively (which included $800,000 for a non-public equity security and $300,000 for a non-agency mortgage backed bond securitization for the six month 2008 period).

(c)	Consisted of real estate properties for which the fair values were based on prices for similar assets.
The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Fair values are determined as described below. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying “market” or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:
(a)	Investments: The fair values of marketable equity securities and fixed maturity securities (which include securities sold not owned) are substantially based on quoted market prices.
Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage backed bond securitizations where the underlying assets are various individual mortgage loans, the FMG note, the stock interest in LPH, the stock interest in IFIS and various other non-publicly traded interests in equity and debt securities. For the investments in private equity funds, IFIS and the FMG note the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value. For the bond securitization portfolio, future cash flows are re-estimated on a regular basis for each security to determine if impairment charges are required; accordingly the Company has concluded that the carrying amount of these securities approximates their fair values. Although LPH trades publicly in Barbados, the volume is too low for the market to be considered active. The fair value of the investment in LPH is also not practicable to estimate because of transfer restrictions and currency exchange restrictions. However, the Company believes the fair value of the investment in LPH is at least equal to its carrying amount, which is reflected in the table below. The fair values of the Company’s other non-publicly traded interests in equity and debt securities that are accounted for under the cost method (aggregating $33,900,000 and $26,200,000 at June 30, 2009 and December 31, 2008, respectively) were not practicable to estimate; the fair values were assumed to be at least equal to the carrying amount. For these non-publicly traded interests in equity and debt securities, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.
(b)	Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.
(c)	Notes receivable: The fair values of variable rate notes receivable are estimated to be the carrying amount. The fair value of fixed rate convertible debt is based on the market value of the common stock that would be received assuming conversion.
(d)	Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount. The fair value of the MB1 debt is the value of its collateral.

(e)	Swap agreements: The fair values of the interest rate swap and currency rate swap agreements are based on rates currently available for similar agreements.
The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Investments:
Current	$379,851	$379,851	$366,464	$366,464
Non-current	1,644,136	1,644,136	1,028,012	1,028,012
Cash and cash equivalents	156,164	156,164	237,503	237,503
Notes receivable:
Current	4,103	5,303	65	65
Non-current	2,218	2,218	6,100	7,129

Financial Liabilities:
Debt:
Current	276,184	247,105	248,713	248,716
Non-current	1,674,945	1,485,601	1,832,743	1,459,892
Securities sold not owned	2,043	2,043	259	259

Swap agreements:
Interest rate swaps	(2,483)	(2,483)	(11,708)	(11,708)
Foreign currency swaps	(892)	(892)	(1,424)	(1,424)
17.	Other
During the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart, Inc. (“Sangart”) upon the exercise of its remaining warrants, which increased its ownership interest from approximately 89% to approximately 92%. The acquisition of a portion of the noncontrolling interest was accounted for under SFAS 160, resulting in a change to the noncontrolling interest of $1,900,000.
As more fully discussed in the 2008 10-K, during 2008, the Lake Charles Harbor and Terminal District of Lake Charles, Louisiana sold $1,000,000,000 in tax exempt bonds to support the development of a $1,600,000,000 petroleum coke gasification plant project by the Company’s wholly-owned subsidiary, Lake Charles Cogeneration LLC (“LCC”). The bond proceeds were initially escrowed and held by the bond trustee; however, during the first quarter of 2009 the bond trustee used the escrowed funds to fully redeem the bonds. Pursuant to LCC’s agreements with the local municipality, upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be marketed on a long-term basis and the proceeds will be released to LCC to use for the payment of development and construction costs for the project.
18.	Subsequent Events
The Company has evaluated subsequent events through August 7, 2009, the date of issuance of the financial statements.
In July 2009, two of the Company’s prospective gasification projects were selected by the U.S. Department of Energy (“DOE”) to proceed to detailed due diligence and negotiations of terms and conditions necessary for the DOE to issue conditional commitments for loan guarantees aggregating up to $3,600,000,000. While these commitments represent important milestones in the selection process, the guarantees are subject to detailed and extensive due diligence by the DOE and no assurance can be given that a loan guaranty for either project will ultimately be given. In addition, as disclosed in the 2008 10-K, these projects will require significant equity investments, which the Company does not presently intend to fund by itself, the procurement of purchase commitments for long-term supplies of feedstock, long-term commitments from purchasers of the output, and significant technological and engineering expertise to implement, and there can be no assurance that the Company will be successful in fully developing either of these projects. The investigation, evaluation, financing and construction of these large scale projects is expected to take years to complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.
The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 10-K.
Liquidity and Capital Resources
The Company’s investment portfolio, equity and results of operations can be significantly impacted by the changes in market values of certain securities, particularly during times of increased volatility in security prices. Changes in the market values of publicly traded available for sale securities are reflected in other comprehensive income (loss) and equity. However, changes in the market prices of investments for which the Company has elected the fair value option, declines in the fair values of equity securities that the Company deems to be other than temporary and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations and equity. The Company also has non-controlling investments in entities that are engaged in investing and/or securities transactions activities that are accounted for on the equity method of accounting (classified as investments in associated companies), for which the Company records its share of the entities’ profits or losses in its consolidated statements of operations. These entities typically invest in public securities, with changes in market values reflected in their earnings, which increases the Company’s exposure to volatility in the public securities markets.
The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet. During the six month period ended June 30, 2009, the market value of the Company’s investment in the common shares of Fortescue increased from $377,000,000 at December 31, 2008 to $849,600,000 at June 30, 2009, and the market value of the Company’s investment in Inmet increased from $90,000,000 at December 31, 2008 to $205,600,000 at June 30, 2009. The market values of the Company’s investments in ACF and Jefferies, for which the fair value option was elected, increased during this period with unrealized gains reflected in operations as a component of income (losses) related to associated companies. During the six months ended June 30, 2009, the Company recognized unrealized gains related to its investments in ACF and Jefferies of $195,000,000 and $353,200,000, respectively. The Company also recorded impairment losses for declines in value of securities deemed to be other than temporary in its consolidated statement of operations of $26,900,000, reflected as a component of net securities gains (losses).
In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of June 30, 2009, the sum of these amounts aggregated $2,180,200,000. However, since $686,700,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent’s liquidity needs. The $1,493,500,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Company’s $849,600,000 investment in Fortescue common shares). The Parent’s available liquidity, and the investment income realized from the Parent’s cash, cash equivalents and marketable securities is used to meet the Parent company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.
In February 2009, the Board of Directors authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice. During 2009, the Company repurchased $35,600,000 principal amount of its 7% Senior Notes due 2013.

In the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart upon the exercise of its remaining warrants, which increased its ownership interest to approximately 92%. The acquisition of a portion of the noncontrolling interest was accounted for under SFAS 160, resulting in a change to the noncontrolling interest of $1,900,000.
In April 2009, the Company’s real estate subsidiary, MB1, received several notices of default with respect to $100,400,000 of nonrecourse indebtedness that is collateralized by its real estate project.  The lenders did not seek to accelerate payment of the debt obligation.  The contractual maturity of the debt obligation is October 2009, and as such has been classified as a current liability as of June 30, 2009 and December 31, 2008. If MB1 is unable to make debt service or principal payments on the loan the Company is under no obligation to make those payments. The Company does not currently intend to contribute additional capital to MB1 so that it may pay off its bank loan when it comes due in October 2009.
During the second quarter of 2009, the Company issued 5,185,807 common shares upon the conversion of $119,101,000 principal amount of the Company’s 3 3/4% Convertible Senior Subordinated Notes due 2014, pursuant to privately negotiated transactions to induce conversion. The number of common shares issued was in accordance with the terms of the notes; however, the Company paid the former noteholders $25,000,000 in addition to the shares. The additional cash payments were recorded as selling, general and other expenses.
In June 2009, the Company terminated its $100,000,000 bank credit facility; no amounts were outstanding under this facility.
Consolidated Statements of Cash Flows
Net cash of $62,300,000 was used for operating activities in the six month period ended June 30, 2009 as compared to net cash of $10,500,000 provided by operating activities in the six month period ended June 30, 2008. The change in operating cash flows reflects decreased funds generated from activity in the trading portfolio and decreased distributions of earnings from associated companies. STi Prepaid’s telecommunications operations generated funds from operating activities of $4,000,000 during 2009 as compared to $13,000,000 generated during 2008, primarily reflecting reduced profitability and a lower amount of funds received from customers relating to future revenues. The Company’s property management services segment generated funds from operating activities of $5,500,000 and $5,900,000 during 2009 and 2008, respectively; Premier generated funds of $11,300,000 and $7,300,000 during 2009 and 2008, respectively; and the Company’s manufacturing segments generated funds from operating activities of $13,300,000 and $8,600,000 in 2009 and 2008, respectively. Funds used by Sangart, a development stage company, decreased to $9,800,000 during 2009 from $16,700,000 during the 2008 period. In 2009, distributions from associated companies principally include earnings distributed by Shortplus ($14,500,000), Goober Drilling ($5,800,000) and Garcadia ($5,400,000). In 2008, distributions from associated companies principally include earnings distributed by Shortplus ($25,000,000), JHYH ($4,300,000), Jefferies ($5,500,000) and Goober Drilling ($9,500,000).
Net cash of $21,500,000 was provided by investing activities in the six month period ended June 30, 2009 as compared to $419,300,000 of cash used for investing activities in the six month period ended June 30, 2008. Investments in associated companies include CLC ($36,900,000) in 2009, and Jefferies ($396,100,000), ACF ($316,900,000), IFIS ($83,900,000) and CLC ($34,500,000) in 2008. Capital distributions from associated companies include $28,000,000 from Goober Drilling, $24,800,000 from Shortplus and $11,500,000 from Starboard Value Opportunity Partners, LP in 2009, and $19,300,000 from Safe Harbor Domestic Partners L.P., $23,400,000 from Goober Drilling, $38,000,000 from Highland Opportunity and $7,000,000 from EagleRock Capital Partners (QP), LP in 2008.
Net cash of $40,600,000 was used for financing activities in the six month period ended June 30, 2009 as compared to $188,400,000 of cash provided by financing activities in the six month period ended June 30, 2008. Reduction of debt for 2009 includes $29,600,000 for the buyback of $35,600,000 principal amount of the 7% Senior Notes. Issuance of long-term debt for 2009 and 2008 primarily reflects the increase in repurchase agreements of $17,700,000 and $31,400,000, respectively, and $2,500,000 and $47,200,000, respectively, for MB1’s debt obligation. Issuance of common shares for 2008 principally reflects cash consideration received on the sale to Jefferies of 10,000,000 of the Company’s common shares and the exercise of employee stock options.

Critical Accounting Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a material impact on the Company’s financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won’t be known until a later date. Actual results could differ from these estimates.
Income Taxes — At June 30, 2009, the Company’s valuation allowance for its net deferred tax asset fully reserved for all of the potential future tax savings from federal net operating loss carryforwards (“NOLs”) and for a substantial portion of its state NOLs. In accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company records a valuation allowance to reduce its deferred tax asset to the net amount that is more likely than not to be realized. The amount of any valuation allowance recorded does not in any way adversely affect the Company’s ability to use its NOLs to offset taxable income in the future. If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period. If in the future the Company were to determine that it would not be able to realize all or part of its net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period. SFAS 109 requires the Company to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required. Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.
During the second half of 2008 the Company recorded significant unrealized losses on many of its largest investments, recognized other than temporary impairments for a number of other investments and reported reduced profitability from substantially all of its operating businesses. The worldwide economic downturn has adversely affected many of the Company’s operating businesses and investments, and the nature of the current economic difficulties make it impossible to reliably project how long the downturn will last. Additionally, the losses recognized by the Company resulted in a cumulative loss in total comprehensive income (loss) during the last three fiscal years. In assessing the realizability of the net deferred tax asset, the Company concluded that its operating losses for the more recent periods and current economic conditions worldwide should be given more weight than its projections of future taxable income during the period that it has NOLs available (until 2028), and be given more weight than the Company’s long track record of generating taxable income. As a result, the Company has concluded that a valuation allowance is required against substantially all of the net deferred tax asset.
Pursuant to SFAS 109, the Company will continue to evaluate the realizability of its net deferred tax asset in future periods. However, before the Company would reverse any portion of its valuation allowance in excess of taxes recorded on reported income, it will need historical positive cumulative taxable income over a period of years to overcome the recent negative evidence. At that time, any decrease to the valuation allowance would be based upon the Company’s projections of future taxable income, which are inherently uncertain.
The Company also records reserves for contingent tax liabilities based on the Company’s assessment of the probability of successfully sustaining its tax filing positions.
Impairment of Long-Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value.
One of the Company’s subsidiaries (MB1) in the real estate segment is the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina. The project is comprised of a retail center with approximately 345,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units. The retail center is approximately 90% leased and the office space is approximately 25% leased. Certain of the apartment units are allocated for long-term rental (114 units) and are substantially leased; the remaining apartment units are marketed as vacation rentals. The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,400,000 at June 30, 2009, that is collateralized by the real estate. If MB1 is unable to make debt service or principal payments on the loan the Company is under no obligation to make those payments.
Current economic conditions have adversely impacted the majority of the retail tenants at the retail center. Over 20 retail tenants have requested reductions in rent payments that are currently being negotiated; certain tenants are not paying the full amount of rent due while their leases are being renegotiated. During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan. These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable. Based on the assumptions discussed below the Company concluded that the carrying amount was not recoverable; accordingly, the Company recorded an impairment charge of $67,800,000 for the three and six month periods ended June 30, 2009. At June 30, 2009, the fair value and new carrying value of MB1’s real estate was $71,300,000.
The Company prepared cash flow models and utilized a discounted cash flow technique to determine the fair value of MB1’s real estate. Although the retail center has a remaining useful life of 38 years, the Company prepared cash flow models assuming it would operate the retail center over periods of 7, 10 or 20 years and then sell the retail center at the end of those periods. The most significant assumptions in the Company’s cash flow models were the discount rate (11%) and the capitalization rate used to estimate the selling price of the retail center (9%). The Company assumed that requested reductions in rent would abate through 2012 before returning to pre-abatement levels. Projected net cash flow before debt service included assumptions for vacancies, rent renewal rates, expense increases and allowances for tenant improvements for new tenants. The Company also prepared an additional model that assumed the bank lenders foreclose on their loan when it comes due in October 2009 and take title to MB1’s real estate. Although the Company would not receive any cash flow in the event the lenders foreclose, since the Company’s debt obligation of $100,400,000 would be fully discharged, the Company’s impairment loss would be limited to the excess of the book value of the real estate over the debt obligation. The Company calculated the fair value of MB1’s real estate by probability-weighting the present values of the various possible outcomes.
The cash flow projections assume some recovery in the local and national economy over the next few years. If economic conditions do not improve and the bank lenders do not foreclose, it is possible that MB1 will have to continue to provide rent reductions for its properties which could result in further impairment charges to the carrying value of the real estate. At June 30, 2009, the carrying value of MB1’s real estate is less than the amount of non-recourse debt on the property. The Company does not currently intend to contribute additional capital to MB1 so that it may pay off its bank loan when it comes due in October 2009. If MB1’s bank lenders foreclose when the loan comes due in October 2009, the Company would record a gain equal to the excess of the loan balance over the then book value of the real estate.
In addition to the MB1 impairment discussed above, the Company recorded impairment losses on long-lived assets aggregating $1,000,000 during the first quarter of 2009; none were recorded during the 2008 periods. Idaho Timber discontinued remanufacturing of dimension lumber at one of its plants and as a result evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles. The carrying values of long-lived assets held and used and intangible assets were written down to fair values of $1,100,000 and $900,000, respectively. The fair values were determined using the present value of expected future cash flows.

Current economic conditions have adversely affected most of the Company’s operations and investments. A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by the Company’s operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in property and equipment (for example, manufacturing, gaming entertainment and certain associated company investments), impairment charges would have to be recorded.
Impairment of Securities — Declines in the fair values of equity securities considered to be other than temporary and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.
The Company’s determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The various factors that the Company considers in making its determination are specific to each investment. For publicly traded debt and equity securities, the Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. For investments in private equity funds and non-public securities, the Company bases its determination upon financial statements, net asset values and/or other information obtained from fund managers or investee companies.
The Company has a portfolio of non-agency mortgage backed bond securitizations, which were acquired at significant discounts to face amounts and are accounted for as acquisitions of impaired loans. The Company estimates the future cash flows for these securities to determine the accretable yield; increases in estimated cash flows are accounted for as a yield adjustment on a prospective basis but decreases in estimated cash flows below amortized cost due to credit losses are recognized as impairments in the consolidated statements of operations. Contractual cash flows in excess of estimated cash flows are not part of the accretable yield. The market for these securities is highly illiquid and they rarely trade. On a regular basis, the Company re-estimates the future cash flows of these securities and records impairment charges if appropriate. The fair values for these securities are primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporates assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates.
The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Publicly traded securities	$—	$6,600	$14,400	$12,500
Non-public securities and private equity funds	—	—	2,200	800
Non-agency mortgage backed bond securitizations	4,200	—	10,300	300

Totals	$4,200	$6,600	$26,900	$13,600

Impairment of Equity Method Investments — In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company evaluates equity method investments for impairment when operating losses or other factors may indicate a decrease in value which is other than temporary. For investments in investment partnerships that are accounted for under the equity method, the Company obtains from the investment partnership financial statements, net asset values and other information on a quarterly basis and annual audited financial statements. On a quarterly basis, the Company also makes inquiries and discusses with investment managers whether there were significant procedural, valuation, composition and other changes at the investee. Since these investment partnerships record their underlying investments at fair value, after application of the equity method the carrying value of the Company’s investment is equal to its share of the investees’ underlying net assets at their fair values. Absent any unusual circumstances or restrictions concerning these investments, which would be separately evaluated, it is unlikely that any additional impairment charge would be required.
For equity method investments in operating businesses, the Company considers a variety of factors including economic conditions nationally and in their geographic areas of operation, adverse changes in the industry in which they operate, declines in business prospects, deterioration in earnings, increasing costs of operations and other relevant factors specific to the investee. Whenever the Company believes conditions or events indicate that one of these investments might be materially impaired, the Company will obtain from such investee updated cash flow projections and impairment analyses of the investee assets. The Company will use this information and, together with discussions with the investee’s management, evaluate if the book value of its investment exceeds its fair value, and if so and the situation is deemed other than temporary, record an impairment charge.
For the three and six month periods ending June 30, 2009, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000. Garcadia’s automobile dealerships have been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets. Garcadia prepared discounted cash flow projections for each of its dealerships and concluded that the carrying amount of its goodwill and other intangible assets was impaired. Garcadia’s cash flow projections assume that new car sales at their foreign car dealerships remain flat with 2009 sale levels through 2011 and project growth thereafter. Cash flow projections at dealerships that sell domestic cars are projected to continue to decline through 2012 or 2013 with projected growth thereafter. None of Garcadia’s automobile dealerships are currently expected to close as a result of the restructuring of the U.S. automobile manufacturers. However, if new vehicle sales at Garcadia’s automobile dealerships are less than projected amounts or dealerships are closed, further impairment charges are likely.
Business Combinations — At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values. Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value. At June 30, 2009, the book value of goodwill was $9,300,000.
Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company’s consolidated statement of operations. Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company’s original judgments and estimates to be incorrect. In addition, long-lived assets recorded in a business combination like property and equipment, amortizable intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.
Use of Fair Value Estimates — Effective January 1, 2008 (except as described below), the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a hierarchy that prioritizes inputs to valuation techniques and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don’t qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level 3). Effective January 1, 2009, the Company adopted SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Approximately 90% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet. The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $319,400,000 at June 30, 2009. Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security. The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers. These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.
The Company has a portfolio of corporate bonds, which are carried on the balance sheet at their estimated fair value of $11,300,000 at June 30, 2009. Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive. The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities. These estimates of fair values are also considered to be Level 2 inputs. The fair values of the Company’s portfolio of non-agency mortgage backed bond securitizations are considered to be Level 3 inputs.
Contingencies — The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control. The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period. As of June 30, 2009, the Company’s accrual for contingent losses was not material.
Results of Operations
The 2009 Periods Compared to the 2008 Periods
General
Substantially all of the Company’s operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. Poor general economic conditions have reduced the demand for products or services sold by the Company’s operating subsidiaries and/or resulted in reduced pricing for products or services. Troubled industry sectors, like the residential real estate market, have had an adverse direct impact not only on the Company’s real estate and property management and services segments, but have also had an adverse indirect impact on some of the Company’s other operating segments, including manufacturing and gaming entertainment. The discussions below and in the 2008 10-K concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

A summary of results of operations for the Company for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Income (loss) before income taxes and income (losses) related to associated companies:
Manufacturing:
Idaho Timber	$(1,098)	$3,488	$(5,321)	$2,509
Conwed Plastics	4,408	4,426	7,150	8,299
Telecommunications	2,671	3,904	1,362	7,091
Property Management and Services	3,203	632	(200)	4,915
Gaming Entertainment	1,165	(629)	2,530	8,766
Domestic Real Estate	(71,004)	(875)	(76,582)	(5,721)
Medical Product Development	(6,742)	(9,856)	(8,697)	(18,389)
Other Operations	(6,506)	(12,711)	(22,399)	(15,341)
Corporate	(56,626)	(24,029)	(109,855)	(60,737)

Total consolidated loss before income taxes and income (losses) related to associated companies	(130,529)	(35,650)	(212,012)	(68,608)

Income (losses) related to associated companies before income taxes	618,637	(40,994)	500,423	(154,746)

Total consolidated income (loss) before income taxes	488,108	(76,644)	288,411	(223,354)

Income taxes:
Loss before income (losses) related to associated companies	(29,127)	247,711	(4,823)	259,061
Associated companies	(47,997)	15,759	(12,737)	55,130

Total income taxes	(77,124)	263,470	(17,560)	314,191

Net income	$410,984	$186,826	$270,851	$90,837

Manufacturing — Idaho Timber
A summary of results of operations for Idaho Timber for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income	$35,994	$69,285	$67,646	$127,755

Expenses:
Cost of sales	33,752	61,860	65,362	117,557
Salaries and incentive compensation	1,475	1,868	2,878	3,658
Depreciation and amortization	1,074	1,102	2,166	2,223
Selling, general and other expenses	791	967	2,561	1,808

	37,092	65,797	72,967	125,246

Income (loss) before income taxes	$(1,098)	$3,488	$(5,321)	$2,509

Idaho Timber’s revenues for the first six months of 2009 continued to reflect the weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace. Shipment volume and average selling prices decreased approximately 41% and 13%, respectively, for the three month period ended June 30, 2009, and 41% and 11%, respectively, for the six month period ended June 30, 2009 as compared to the comparable 2008 periods. Idaho Timber expects that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber’s revenues during 2009. Until housing starts begin to increase, annual dimension lumber shipping volume may remain flat or could decline further. Curtailment of production at primary sawmills due to their operating losses could reduce excess supply to some degree; however, spread (as discussed below) may not improve since price pressure for low-grade lumber may increase if supplies are reduced. Idaho Timber’s revenues for 2009 also reflect the loss of a large home center board customer, which discontinued purchasing pine boards through its vendor managed inventory program effective July 1, 2008. Revenues from this customer pursuant to this program were $3,900,000 and $8,000,000 for the three and six months ended June 30, 2008, respectively.
Raw material costs, the largest component of cost of sales (approximately 76% of cost of sales), declined for the three and six month periods ended June 30, 2009 as compared to the comparable 2008 periods, principally due to the same market conditions that negatively impacted revenues. Raw material cost per thousand board feet decreased approximately 13% and 12%, respectively, in the three and six month 2009 periods as compared to the same periods in 2008. Although the difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) increased in the second quarter of 2009 as compared to the first quarter of 2009 largely due to seasonally higher selling prices, the spreads for the three and six month 2009 periods were lower than those for the same periods in 2008.
Salaries and incentive compensation expense declined in the 2009 periods as compared to the same periods in 2008 principally due to a decrease in estimated incentive bonus expense. Selling, general and other expenses for the six month period ended June 30, 2009 reflect impairment losses on long-lived assets of $1,000,000, which relate to Idaho Timber’s decision to discontinue remanufacturing of dimension lumber at one of its plants.
Manufacturing — Conwed Plastics
A summary of results of operations for Conwed Plastics for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income	$21,278	$29,051	$41,351	$55,790

Expenses:
Cost of sales	13,473	20,430	27,193	38,986
Salaries and incentive compensation	1,717	2,215	3,463	4,237
Depreciation and amortization	73	42	145	83
Selling, general and other expenses	1,607	1,938	3,400	4,185

	16,870	24,625	34,201	47,491

Income before income taxes	$4,408	$4,426	$7,150	$8,299

Revenues declined in substantially all of Conwed Plastics’ markets in the 2009 periods as compared to the 2008 periods. Conwed Plastics’ revenues in 2009 were particularly adversely impacted in those markets related to the housing industry, which include the carpet cushion, building and construction, erosion control and turf reinforcement markets. Conwed Plastics expects revenues to continue to be adversely impacted in those markets related to housing, and also expects that the poor domestic and international economic conditions will continue to adversely affect its other markets in the future. Raw material costs decreased by approximately 45% and 59%, respectively, in the three and six month periods ended June 30, 2009 as compared to the same periods in 2008. The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil. The increasing volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs. Gross margins improved in the three and six month 2009 periods as compared to the same periods in 2008 primarily due to the decrease in raw material costs and lower labor costs due to headcount reductions. Pre-tax results for the 2009 periods also reflect a decline in salaries and incentive compensation expense principally due to a decrease in headcount and a related reduction in estimated incentive bonus expense.
Telecommunications
A summary of results of operations for the telecommunications business of STi Prepaid for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income	$114,230	$109,045	$233,025	$228,729

Expenses:
Cost of sales	96,182	93,895	199,674	200,009
Interest	5	22	15	48
Salaries and incentive compensation	2,375	2,510	5,699	4,624
Depreciation and amortization	1,003	259	1,896	465
Selling, general and other expenses	11,994	8,455	24,379	16,492

	111,559	105,141	231,663	221,638

Income before income taxes	$2,671	$3,904	$1,362	$7,091

Prepaid calling card revenue, which increased from $88,000,000 and $181,200,000, respectively, for the three and six month periods ended June 30, 2008 to $98,100,000 and $202,800,000, respectively, for the three and six month periods ended June 30, 2009, includes $24,600,000 and $50,600,000, respectively, of revenues from acquisitions. The decline in prepaid calling card revenues in 2009 (exclusive of the revenues from acquisitions) as compared to the same periods in 2008 is due to poor economic conditions in the markets that STi Prepaid operates. Gross margins improved in the three and six month 2009 periods as compared to the same periods in 2008 principally due to fewer launches of new prepaid calling cards with low introductory rates, and for the six month period, a reduction in 2008 in certain unprofitable prepaid calling card business. Carrier wholesale service business, which has lower gross margins than the prepaid calling card business, decreased from $17,300,000 and $40,700,000, respectively, for the three and six month 2008 periods to $14,800,000 and $27,200,000, respectively, for the three and six month 2009 periods primarily due to the loss of a large customer in the second quarter of 2008 and reduced business from a large customer throughout the current year. Salaries and incentive compensation expense declined in the 2009 periods (exclusive of amounts related to businesses acquired) principally due to a reduction in estimated incentive bonus expense. Salaries and incentive compensation expense for the three and six month 2009 periods includes $1,000,000 and $2,200,000, respectively, related to businesses acquired. The increase in selling, general and other expenses for the three and six month 2009 periods reflects $2,000,000 and $4,000,000, respectively, related to businesses acquired, greater regulatory fees and advertising costs of $1,300,000 and $1,800,000, respectively, and for the six month 2009 period, higher legal and other professional fees of $1,100,000.
Property Management and Services
A summary of results of operations for the property management and services segment for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income	$35,305	$38,885	$63,569	$78,585

Expenses:
Direct operating expenses	26,256	30,469	50,803	57,888
Salaries and incentive compensation	1,187	1,321	2,432	2,711
Depreciation and amortization	907	1,352	1,914	2,691
Selling, general and other expenses	3,752	5,111	8,620	10,380

	32,102	38,253	63,769	73,670

Income (loss) before income taxes	$3,203	$632	$(200)	$4,915

ResortQuest’s average daily rates (“ADR”) declined approximately 10% and 16%, respectively, in the three and six month 2009 periods as compared to the same periods in 2008, principally due to discounts given in all markets due to competition and excess availability, and for the six month 2009 period fewer reservations for its ski locations, which typically have higher ADRs than beach locations. In addition, during the second quarter of 2009, ResortQuest’s rental management properties decreased in certain locations that typically have higher ADRs. ResortQuest’s occupancy percentage for the three month 2009 period did not significantly change from that for the comparable 2008 period and was approximately 8% lower for the six month 2009 period as compared to the 2008 period.
ResortQuest’s net real estate brokerage revenues also declined from $1,900,000 for the three month 2008 period to $1,300,000 for the three month 2009 period and from $6,700,000 for the six month 2008 period to $1,900,000 for the six month 2009 period. The 2008 revenue was recorded upon the completion of certain large development projects. As more fully discussed in the 2008 10-K, ResortQuest’s real estate brokerage business, which is concentrated in Northwest Florida, tends to be cyclical, and has been and will continue to be negatively impacted by the depressed real estate market.
The decline in direct operating expenses in the three and six month 2009 periods as compared to the same periods in 2008 principally reflects workforce reductions and other related cost saving initiatives, and the exiting of certain rental management locations. The reduction in selling, general and other expenses in the 2009 periods primarily reflects lower advertising costs.
Gaming Entertainment
A summary of results of operations for Premier for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income	$26,093	$28,821	$52,774	$68,352

Expenses:
Direct operating expenses	19,604	23,980	39,251	48,568
Interest	130	159	270	523
Salaries and incentive compensation	492	468	1,008	1,307
Depreciation and amortization	4,135	4,210	8,290	8,381
Selling, general and other expenses	567	633	1,425	807

	24,928	29,450	50,244	59,586

Income (loss) before income taxes	$1,165	$(629)	$2,530	$8,766

Revenues and other income for the six month period ended June 30, 2008 include a $7,300,000 gain from the settlement and collection of Premier’s remaining insurance claim relating to Hurricane Katrina and $4,700,000 resulting from capital contributions from the noncontrolling interest. In prior periods, the Company recorded 100% of the losses after cumulative loss allocations to the noncontrolling interest (classified as minority interest prior to the adoption of SFAS 160) had reduced the noncontrolling interest to zero. Since the noncontrolling interest remained at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the noncontrolling interest losses that were not previously allocated to the noncontrolling interest.
Premier’s gaming revenues for the three month 2009 period declined approximately 6% as compared to the same period in 2008 and declined more modestly for the six month 2009 period as compared to the same period in 2008, while the local gaming market declined substantially more. Revenues from non-casino operations also declined during the 2009 periods primarily due to Premier offering more of its hotel rooms complementary to its casino customers, and lower ticket prices and fewer tickets sold for concerts. The decrease in direct operating expenses in the 2009 periods as compared to the same periods in 2008 reflects reductions in workforce and other cost reductions implemented by Premier during the fourth quarter of 2008. Premier believes that current adverse economic conditions are likely to continue to have a negative impact on the local gaming market in 2009, which could cause competition among gaming operations in Biloxi to escalate. Since Premier’s competitors in the Gulf Coast gaming market have been in operation longer, they have more established gaming operations and customer databases, and many are larger and have greater financial resources.
Domestic Real Estate
A summary of results of operations for the domestic real estate segment for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income	$4,519	$7,303	$8,576	$6,590

Expenses:
Interest	669	1,204	1,292	1,205
Depreciation and amortization	2,367	2,181	4,736	2,902
Other operating expenses, including impairment described below	72,487	4,793	79,130	8,204

	75,523	8,178	85,158	12,311

Loss before income taxes	$(71,004)	$(875)	$(76,582)	$(5,721)

Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment’s operating properties, the current status of the Company’s real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, pre-tax results for this segment for any particular period are not predictable and do not follow any consistent pattern.
As discussed above, during the second quarter of 2009, the Company determined that the carrying amount of the Company’s mixed use real estate project located in Myrtle Beach, South Carolina was not fully recoverable and recorded an impairment charge of $67,800,000, which is included in other operating expenses. Real estate revenues and other income include $300,000 and $3,100,000, respectively, for the three month periods ended June 30, 2009 and 2008 and $1,000,000 and $(400,000), respectively, for the six month period ended June 30, 2009 and 2008 of income (charges) related to the accounting for the mark-to-market value of an interest rate derivative (which was terminated during the second quarter of 2009) relating to the Myrtle Beach project’s debt obligation. Other operating expenses for the six month 2009 period also includes $1,400,000 representing the net book value of land and buildings that was contributed to a local municipality in the first quarter of 2009.

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
Medical Product Development
A summary of results of operations for Sangart for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income	$30	$131	$5,072	$405

Expenses:
Salaries and incentive compensation	2,399	2,751	5,015	5,406
Depreciation and amortization	196	314	390	367
Selling, general and other expenses	4,177	6,922	8,364	13,021

	6,772	9,987	13,769	18,794

Loss before income taxes	$(6,742)	$(9,856)	$(8,697)	$(18,389)

Revenues and other income for the six month 2009 period includes $5,000,000 for insurance proceeds received upon the death of Sangart’s former chief executive officer. Sangart’s losses for 2009 and 2008 reflect research and development costs (which are included in selling, general and other expenses) of $1,500,000 and $5,200,000, respectively, for the three month periods ended June 30, 2009 and 2008 and $2,200,000 and $9,500,000, respectively, for the six month periods ended June 30, 2009 and 2008. Research and development costs declined in 2009 primarily due to the completion during 2008 of the Phase III clinical trials in Europe of MP4, formerly known as Hemospan®, Sangart’s current medical product candidate. Selling, general and other expenses for the three and six month 2009 periods also reflect $100,000 and $700,000, respectively, of increased costs for severance, $400,000 and $800,000, respectively, of increased professional fees and $400,000 and $800,000, respectively, of greater royalty expenses.
Sangart is a development stage company that does not have any revenues from product sales. As more fully discussed in the 2008 10-K, Sangart has decided not to pursue at this time marketing approval to use MP4 for the purposes for which the Phase III clinical trials were conducted, but plans to conduct additional clinical trials of MP4 in a different therapeutic area that may better demonstrate its clinical benefit and strengthen the likelihood of regulatory approval. Such studies will take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from MP4 sales. In the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart upon the exercise of its remaining warrants. The Company is unable to predict when, if ever, it will report operating profits for this segment.
Other Operations
A summary of results of operations for other operations for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income	$12,116	$12,998	$24,749	$28,471

Expenses:
Interest	9	9	18	18
Salaries and incentive compensation	2,111	2,807	4,331	5,534
Depreciation and amortization	1,430	1,098	2,998	2,428
Selling, general and other expenses	15,072	21,795	39,801	35,832

	18,622	25,709	47,148	43,812

Loss before income taxes	$(6,506)	$(12,711)	$(22,399)	$(15,341)

The decrease in revenues and other income for the six month 2009 period as compared to the 2008 period principally reflects reduced revenues at winery operations of $1,900,000, which reflects generally unfavorable economic conditions and $1,800,000 less income from purchased delinquent credit card receivables. Salaries and incentive compensation declined during 2009 primarily due to workforce and compensation reductions and lower estimated incentive bonus expense at winery operations. The change in selling, general and other expenses for the three and six month 2009 periods as compared to the same periods in 2008 reflects expenses (largely professional fees and other costs) related to the investigation and evaluation of energy projects, ($3,700,000 and $8,900,000, respectively, for the three month 2009 and 2008 periods and $12,000,000 and $13,200,000, respectively, for the six month 2009 and 2008 periods); charges at winery operations to reduce the carrying amount of wine inventory that is expected to be sold as bulk wine or used in lower value bottled wine products of $500,000 and $4,700,000 for the three and six month 2009 periods, respectively; and a loss for the 2008 periods of $2,300,000 from asset disposals.
Corporate
A summary of results of operations for corporate for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Revenues and other income (including net securities gains (losses))	$34,758	$42,035	$37,904	$67,726

Expenses:
Interest	31,571	35,149	64,176	70,531
Salaries and incentive compensation	14,862	7,421	22,108	15,323
Depreciation and amortization	4,272	2,780	8,199	5,244
Selling, general and other expenses	40,679	20,714	53,276	37,365

	91,384	66,064	147,759	128,463

Loss before income taxes	$(56,626)	$(24,029)	$(109,855)	$(60,737)

Net securities gains (losses) for Corporate aggregated $(3,600,000) and $19,000,000, respectively, for the three months ended June 30, 2009 and 2008 and $(29,800,000) and $27,300,000, respectively, for the six months ended June 30, 2009 and 2008. Net securities gains (losses) are net of impairment charges of $4,200,000 and $6,600,000, respectively, during three months ended June 30, 2009 and 2008 and $26,900,000 and $13,600,000, respectively, during the six months ended June 30, 2009 and 2008. The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time and the prospect for changes in its value in the future. The decision could also be influenced by the status of the Company’s tax attributes or liquidity needs; however, sales in recent years have not been influenced by these considerations. Therefore, the timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.
Investment and other income increased $15,300,000 in the three month 2009 period and $27,300,000 in the six month 2009 period as compared to the same periods in 2008, principally due to increased other income related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia. Other income includes $17,000,000 and $30,500,000, respectively, for the three and six month 2009 periods and $4,900,000 for the 2008 periods related to this project. The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project, which commenced production in May 2008. Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue’s debt agreements; payments are currently being deferred by FMG pursuant to those agreements. Depreciation and amortization expenses include prepaid mining interest amortization of $1,500,000 and $300,000, respectively, for the three months ended June 30, 2009 and 2008 and $2,700,000 and $300,000, respectively, for the six months ended June 30, 2009 and 2008, which is being amortized over time in proportion to the amount of ore produced. Other income for the three and six month 2009 periods also reflects a gain from a legal settlement of $10,500,000 and gains of $700,000 and $6,000,000, respectively, on the repurchase of an aggregate $35,600,000 principal amount of the Company’s 7% Senior Notes. In addition, investment and other income reflects income (charges) of $600,000 and $1,200,000, respectively, for the three months ended June 30, 2009 and 2008 and $700,000 and $(100,000), respectively, for the six months ended June 30, 2009 and 2008 related to the accounting for mark-to-market values of corporate derivatives. Investment and other income for the six months ended June 30, 2008 includes $2,600,000 of foreign exchange gains. Investment income declined $6,100,000 and $12,500,000, respectively, in the three and six months ended June 30, 2009 as compared to the same periods in 2008, principally due to lower interest rates on a lower amount of fixed income securities.
The decrease in interest expense during the three and six months ended June 30, 2009 as compared to the same periods in 2008 primarily reflects decreased interest expense related to the 3 3/4% Convertible Senior Subordinated Notes, $128,900,000 of which were converted in the fourth quarter of 2008 and $119,100,000 of which were converted in the second quarter of 2009, decreased interest expense related to the repurchased 7% Senior Notes and decreased interest expense related to the fixed rate repurchase agreements.
Salaries and incentive compensation expense increased in the three and six months ended June 30, 2009 as compared to the same periods in 2008 principally due to greater accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan. Bonus accruals under this plan are based on a percentage of pre-tax profits as defined in the plan. The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $2,700,000 and $2,400,000, respectively, for the three months ended June 30, 2009 and 2008 and $5,400,000 and $4,700,000, respectively, for the six months ended June 30, 2009 and 2008.
The increase in selling, general and other expenses during the three and six month 2009 periods as compared to the same periods in 2008 principally reflects $25,000,000 of expenses incurred relating to the induced conversion of the Company’s 3 3/4% Convertible Senior Subordinated Notes during the second quarter of 2009, as discussed above. The increase for the three and six month 2009 periods also reflects $1,100,000 and $2,200,000, respectively, of greater pension expense and $2,400,000 and $2,700,000, respectively, of greater amortization of debt issuance costs principally related to the debt conversions. Selling, general and other expenses for the three and six month 2009 periods also reflects a decrease as compared to the same periods in 2008 for lower corporate aircraft expense of $1,400,000 and $3,600,000, respectively, primarily resulting from less usage and lower fuel costs, lower legal and other professional fees of $2,300,000 and $4,600,000, respectively, and lower severance expense of $4,800,000 and $4,700,000, respectively.
As of June 30, 2009 and December 31, 2008, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”). As a result, the Company did not record any regular federal income tax expense for the six month period ended June 30, 2009. However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income (losses) related to associated companies. If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes. Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance. Accordingly, for the six months ended June 30, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $14,800,000 and $5,600,000 in accumulated other comprehensive income and income (losses) related to associated companies, respectively. In addition, income tax expense for the six month period ended June 30, 2009 includes state and foreign income taxes.
The income tax provisions for the 2008 periods reflect a credit of $222,200,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance since it believed it was more likely than not that it would have future taxable income sufficient to realize that portion of the net deferred tax asset. In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense. The 2008 periods also reflect the recognition of previously unrecognized tax benefits of $4,100,000 as a result of the expiration of the applicable statute of limitations.
Associated Companies
Income (losses) related to associated companies for the three and six month periods ended June 30, 2009 and 2008 includes the following (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
ACF	$253,312	$(46,948)	$194,977	$(125,444)
Pershing Square	3,488	(26,922)	(11,511)	(31,895)
Jefferies	365,847	28,382	353,215	28,382
JHYH	12,327	9,002	7,024	(11,950)
HomeFed Corporation	(158)	196	(290)	(199)
Wintergreen Partners Fund, L.P.	6,492	(6,397)	1,078	(12,240)
Highland Opportunity Fund L.P.	—	(792)	—	(17,141)
Shortplus	—	1,715	(397)	10,259
Garcadia	(30,519)	2,112	(28,939)	4,391
EagleRock	—	(5,408)	—	(9,515)
Goober Drilling	(2,915)	7,169	(2,704)	13,526
CLC	10,919	635	2,061	4,496
Other	(156)	(3,738)	(14,091)	(7,416)

Income (losses) related to associated companies before income taxes	618,637	(40,994)	500,423	(154,746)
Income taxes	(47,997)	15,759	(12,737)	55,130

Income (losses) related to associated companies, net of taxes	$570,640	$(25,235)	$487,686	$(99,616)

As discussed above, the Company accounts for its investments in ACF and Jefferies at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.
As discussed above, for the three and six month periods ending June 30, 2009, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000.

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
Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.
Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1A. Risk Factors in the 2008 10-K and Part II, Item 1A. Risk Factors contained in the Form 10-Q filed for the quarter ended March 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required under this Item is contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated by reference herein.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
(a)	The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
Changes in internal control over financial reporting

(b)	There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to the Company’s disclosure in the 2008 Form 10-K and its Form 10-Q for the quarter ended March 31, 2009 concerning legal proceedings.
The previously disclosed trial in the IDT action, which had been scheduled to take place in June 2009, has been rescheduled to October 2009.  However, the case has been transferred to a new District of New Jersey judge and it is uncertain whether the October 2009 trial date will remain effective.  Additionally, the previously disclosed Soto action, pending in California state court has been settled for an amount that was not material and has been dismissed.
Item 4. Submission of Matters to a Vote of Security Holders.
The following matters were submitted to a vote of shareholders at the Company’s 2009 Annual Meeting of Shareholders held on May 11, 2009.
a) Election of directors.

	Number of Shares
	For	Withheld
Ian M. Cumming	204,013,447	8,640,153
Paul M. Dougan	210,156,326	2,497,274
Alan J. Hirschfield	211,805,059	848,541
James E. Jordan	210,568,595	2,085,005
Jeffrey C. Keil	201,420,697	11,232,903
Jesse Clyde Nichols, III	210,151,577	2,502,023
Michael Sorkin	211,909,282	744,318
Joseph S. Steinberg	208,128,817	4,524,783
b) Approval of certain amendments to the 1999 Stock Option Plan.

For	171,912,251
Against	5,269,879
Abstentions	5,412,431
Broker non-votes	30,059,039
c) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2009.

For	210,556,623
Against	1,789,257
Abstentions	307,720

Item 6. Exhibits.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION (Registrant)

Date: August 7, 2009

By:	/s/ Barbara L. Lowenthal
Barbara L. Lowenthal
Vice President and Comptroller (Chief Accounting Officer)

Exhibit Index

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.