Form 10-Q
period 2009-09-30
LEUCADIA NATIONAL CORP
filed 2009-11-05
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 1-5721

LEUCADIA NATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

New York (State or other jurisdiction of incorporation or organization)	13-2615557 (I.R.S. Employer Identification Number)

315 Park Avenue South, New York, New York (Address of principal executive offices)	10010-3607 (Zip Code)

(212) 460-1900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

YES              X                               NO           _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES               X                                      NO           _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          _____                     NO            X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at November 2, 2009:  243,130,170.

PART I – FINANCIAL INFORMATION

Item 1.                        Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$232,652	$237,503
Investments	277,380	366,464
Trade, notes and other receivables, net	201,455	138,363
Prepaids and other current assets	105,759	124,308
Total current assets	817,246	866,638
Non-current investments ($209,487 and $164,675 collateralizing current liabilities)	1,871,630	1,028,012
Notes and other receivables, net	6,908	17,756
Intangible assets, net and goodwill	78,561	84,848
Other assets	528,704	660,025
Property, equipment and leasehold improvements, net	512,557	534,640
Investments in associated companies ($1,849,426 and $933,057 measured
using fair value option)	2,805,819	2,006,574

Total	$6,621,425	$5,198,493

Liabilities
Current liabilities:
Trade payables and expense accruals	$176,392	$205,870
Deferred revenue	74,340	98,453
Other current liabilities	11,609	9,880
Debt due within one year	310,266	248,713
Total current liabilities	572,607	562,916
Other non-current liabilities	116,576	107,443
Long-term debt	1,665,429	1,832,743
Total liabilities	2,354,612	2,503,102

Commitments and contingencies

Equity
Common shares, par value $1 per share, authorized 600,000,000 shares;
243,130,170 and 238,498,598 shares issued and outstanding, after
deducting 47,524,960 and 46,888,660 shares held in treasury	243,130	238,499
Additional paid-in capital	1,520,901	1,413,595
Accumulated other comprehensive income (loss)	791,354	(29,280)
Retained earnings	1,695,198	1,053,983
Total Leucadia National Corporation shareholders’ equity	4,250,583	2,676,797
Noncontrolling interest	16,230	18,594
Total equity	4,266,813	2,695,391

Total	$6,621,425	$5,198,493

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2009	2008	2009	2008
Revenues and Other Income:
Manufacturing	$61,274	$91,027	$169,928	$274,482
Telecommunications	98,533	106,678	331,520	334,992
Property management and service fees	38,615	44,346	102,162	122,686
Gaming entertainment	26,953	25,390	79,672	81,444
Investment and other income	45,843	49,722	152,436	138,635
Net securities gains (losses)	9,583	(65,547)	(20,251)	(38,220)
	280,801	251,616	815,467	914,019
Expenses:
Cost of sales:
Manufacturing	54,424	78,450	146,979	234,993
Telecommunications	82,900	91,429	282,574	291,438
Direct operating expenses:
Property management and services	25,736	34,229	76,539	92,117
Gaming entertainment	20,571	23,674	59,822	72,242
Interest	31,472	37,016	97,243	109,341
Salaries and incentive compensation	30,202	23,902	77,907	68,899
Depreciation and amortization	16,315	14,763	47,049	39,700
Selling, general and other expenses	51,243	57,224	271,428	182,968
	312,863	360,687	1,059,541	1,091,698
Loss from continuing operations before income taxes
and income related to associated companies	(32,062)	(109,071)	(244,074)	(177,679)
Income taxes	1,680	(38,753)	6,503	(297,814)
Income (loss) from continuing operations before
income related to associated companies	(33,742)	(70,318)	(250,577)	120,135
Income related to associated companies, net of taxes	379,517	159,666	867,203	60,050
Income from continuing operations	345,775	89,348	616,626	180,185
Income from discontinued operations, net of taxes	23,805	–	23,805	–
Net income	369,580	89,348	640,431	180,185
Net loss attributable to the noncontrolling interest	619	114	784	231

Net income attributable to Leucadia National
Corporation common shareholders	$370,199	$89,462	$641,215	$180,416

Basic earnings per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.42	$.38	$2.56	$.79
Income from discontinued operations	.10	–	.10	–
Net income	$1.52	$.38	$2.66	$.79

Diluted earnings per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.40	$.37	$2.51	$.76
Income from discontinued operations	.10	–	.10	–
Net income	$1.50	$.37	$2.61	$.76

Amounts attributable to Leucadia National Corporation common shareholders:
Income from continuing operations, net of taxes	$346,394	$89,462	$617,410	$180,416
Income from discontinued operations, net of taxes	23,805	–	23,805	–
Net income	$370,199	$89,462	$641,215	$180,416
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Net cash flows from operating activities:
Net income	$640,431	$180,185
Adjustments to reconcile net income to net cash used for operations:
Deferred income taxes	21,704	(269,748)
Depreciation and amortization of property, equipment and leasehold improvements	44,842	41,832
Other amortization	18,740	10,549
Share-based compensation	8,290	8,621
Excess tax benefit from exercise of stock options	(7)	(1,821)
Provision for doubtful accounts	1,220	405
Net securities losses	20,251	38,220
Income related to associated companies	(892,881)	(93,231)
Distributions from associated companies	33,841	81,314
Net (gains) losses related to real estate, property and equipment, and other assets	54,143	(20,229)
Income related to Fortescue’s Pilbara project	(50,172)	(24,917)
Common shares received in connection with lawsuit resolution	(15,222)	–
Gain on buyback of debt	(5,978)	–
Loss on debt conversion	25,251	–
Investments classified as trading, net	(1,132)	60,056
Net change in:
Restricted cash	(249)	5,235
Trade, notes and other receivables	14,856	3
Prepaids and other assets	8,731	(851)
Trade payables and expense accruals	(37,064)	(35,195)
Other liabilities	(1,732)	(1,188)
Deferred revenue	(24,113)	(15,652)
Income taxes payable	14,898	1,558
Other	(219)	(4,908)
Net cash used for operating activities	(121,571)	(39,762)

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(20,000)	(69,143)
Acquisitions of and capital expenditures for real estate investments	(8,205)	(96,547)
Proceeds from disposals of real estate, property and equipment, and other assets	2,968	7,302
Settlement of lawsuit	9,500	–
Collection of Premier Entertainment Biloxi, LLC’s insurance proceeds	–	11,089
Advances on notes and other receivables	(1,282)	(17,116)
Collections on notes, loans and other receivables	19,772	27,632
Investments in associated companies	(61,589)	(889,705)
Capital distributions from associated companies	105,451	165,238
Purchases of investments (other than short-term)	(1,770,056)	(3,655,121)
Proceeds from maturities of investments	263,102	342,980
Proceeds from sales of investments	1,592,324	3,726,005
Other	519	(6,513)
Net cash provided by (used for) investing activities	132,504	(453,899)

            (continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$47,591	$89,389
Reduction of debt	(35,257)	(5,810)
Premium paid on debt conversion	(25,251)	–
Issuance of common shares	566	106,324
Purchase of common shares for treasury	–	(122)
Excess tax benefit from exercise of stock options	7	1,821
Other	(3,497)	7,315
Net cash provided by (used for) financing activities	(15,841)	198,917
Effect of foreign exchange rate changes on cash	57	(153)
Net decrease in cash and cash equivalents	(4,851)	(294,897)
Cash and cash equivalents at January 1,	237,503	456,970
Cash and cash equivalents at September 30,	$232,652	$162,073

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2009 and 2008
(In thousands, except par value)
(Unaudited)
	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2008	$222,574	$783,145	$975,365	$3,589,408	$5,570,492	$20,974	$5,591,466
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of taxes of $247,443			(432,664)		(432,664)		(432,664)
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $2,890			(5,055)		(5,055)		(5,055)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $419			733		733		733
Net change in pension liability and
postretirement benefits, net of taxes
of $206			362		362		362
Net income				180,416	180,416	(231)	180,185
Comprehensive loss					(256,208)	(231)	(256,439)
Contributions from noncontrolling interests						12,201	12,201
Distributions to noncontolling interests						(11,528)	(11,528)
Share-based compensation expense		7,494			7,494		7,494
Sale of common shares to Jefferies
Group, Inc.	10,000	488,269			498,269		498,269
Issuance of common shares for debt
conversion		3			3		3
Exercise of options to purchase common
shares, including excess tax benefit	315	7,809			8,124		8,124
Purchase of common shares for treasury	(2)	(120)			(122)		(122)

Balance, September 30, 2008	$232,887	$1,286,600	$538,741	$3,769,824	$5,828,052	$21,416	$5,849,468

Balance, January 1, 2009	$238,499	$1,413,595	$(29,280)	$1,053,983	$2,676,797	$18,594	$2,695,391
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of taxes of $29,820			813,232		813,232		813,232
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $70			5,014		5,014		5,014
Net change in unrealized gain (loss) on
derivative instruments, net of taxes
of $11			782		782		782
Net change in pension liability and
postretirement benefits, net of taxes
of $23			1,606		1,606		1,606
Net income				641,215	641,215	(784)	640,431
Comprehensive income					1,461,849	(784)	1,461,065
Contributions from noncontrolling interests						440	440
Distributions to noncontrolling interests						(3,938)	(3,938)
Change in interest in consolidated subsidiary		(1,918)			(1,918)	1,918	–
Share-based compensation expense		8,290			8,290		8,290
Issuance of common shares for debt
conversion	5,239	115,075			120,314		120,314
Common shares received
from lawsuit resolution	(636)	(14,686)			(15,322)		(15,322)
Exercise of options to purchase common
shares, including excess tax benefit	28	545			573		573

Balance, September 30, 2009	$243,130	$1,520,901	$791,354	$1,695,198	$4,250,583	$16,230	$4,266,813

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

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

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Financial Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental GAAP.  The Company must use the Codification for periods beginning July 1, 2009, and all other accounting literature excluded from the Codification will be considered nonauthoritative, other than guidance issued by the Securities and Exchange Commission.  The Codification does not change GAAP; however, references to previously issued accounting rules or pronouncements are no longer permitted.  New FASB guidance will be issued as Accounting Standards Updates, which will be incorporated into the Codification.

As of January 1, 2009, the Company adopted FASB guidance that materially changes the accounting and reporting for minority interests, and requires retrospective application of its presentation and disclosure requirements for all periods presented.  Minority interests have been reclassified as noncontrolling interests and included as a component of net worth; previously minority interests were separately classified on the consolidated balance sheet and not included as a component of consolidated net worth.

Effective January 1, 2009, the Company adopted FASB guidance that requires enhanced disclosures about an entity’s derivative and hedging activities, including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This adoption did not have any impact on the Company’s consolidated financial statements other than expanded disclosures.

Effective April 1, 2009, the Company adopted FASB guidance that amends existing requirements for when an other than temporary impairment in a debt security must be recognized, and requires that any impairment loss recognized be separated into the amount representing the credit loss and the amount related to all other factors.  The difference between the present value of cash flows expected to be collected from the issuer and the amortized cost basis is considered to be the credit loss.  Impairment charges related to credit losses are recognized in earnings while impairment charges related to non-credit losses are recognized in other comprehensive income.  This adoption did not have a material impact on the Company’s consolidated financial statements other than expanded disclosures; as of September 30, 2009, the Company has not recorded any portion of other than temporary impairments as a non-credit loss in other comprehensive income.

Effective June 30, 2009, the Company adopted FASB guidance for subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This adoption did not have any impact on the Company’s consolidated financial statements other than expanded disclosure.

In June 2009, the FASB issued guidance for the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, eliminates the concept of a qualifying special-purpose entity, establishes specific conditions that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain/loss on a transfer accounted for as a sale under certain circumstances, and requires enhanced disclosures.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance effective for fiscal years beginning after November 15, 2009, that requires an enterprise to qualitatively determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”), which would result in the enterprise being the primary beneficiary of the VIE.  This determination of the primary beneficiary is based upon the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  It also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures.  The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2009 presentation.

2.	Impairment of Long-Lived Assets

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

One of the Company’s subsidiaries (“MB1”) in the real estate segment is the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The project is comprised of a retail center with approximately 345,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units.  The retail center is approximately 90% leased and the office space is approximately 25% leased.  Certain of the apartment units are allocated for long-term rental (114 units) and are substantially leased; the remaining apartment units are marketed as vacation rentals.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,400,000 at September 30, 2009, that is collateralized by the real estate.  If MB1 is unable to make debt service or principal payments on the loan the Company is under no obligation to make those payments.

Current economic conditions have adversely impacted the majority of the retail tenants at the retail center.  Over 20 retail tenants have requested reductions in rent payments some of which have been granted; certain other tenants are not paying the full amount of rent due while their leases are being renegotiated.  During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable.  Based on the assumptions discussed below the Company concluded that the carrying amount was not recoverable; accordingly, the Company recorded an impairment charge of $67,800,000 during the second quarter of 2009 (classified as selling, general and other expenses) which reduced the carrying amount of MB1’s real estate to its fair value of $71,300,000 at June 30, 2009.

The Company prepared cash flow models and utilized a discounted cash flow technique to determine the fair value of MB1’s real estate.  Although the retail center has a remaining useful life of 38 years, the Company prepared cash flow models assuming it would operate the retail center over periods of 7, 10 or 20 years and then sell the retail center at the end of those periods.  The most significant assumptions in the Company’s cash flow models were the discount rate (11%) and the capitalization rate used to estimate the selling price of the retail center (9%); these rates were selected based on published reports of market conditions for similar properties.  The Company assumed that requested reductions in rent would abate through 2012 before returning to pre-abatement levels.  Projected net cash flow before debt service included assumptions for vacancies, rent renewal rates, expense increases and allowances for tenant improvements for new tenants.  The Company also prepared an additional model that assumed the bank lenders foreclose on their loan and take title to MB1’s real estate.  Although the Company would not receive any cash flow in the event the lenders foreclose on the mortgaged property, since the Company’s debt obligation of $100,400,000 is without recourse to the Company, the impairment loss would have been limited to the excess of the book value of the real estate over the debt obligation.  The Company calculated the fair value of MB1’s real estate by probability-weighting the present values of the various possible outcomes.

The cash flow projections assume some recovery in the local and national economy over the next few years.  If economic conditions do not improve and the bank lenders do not foreclose, it is possible that MB1 will have to continue to provide rent reductions for its properties which could result in further impairment charges to the carrying value of the real estate.  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company is under no obligation and has no intention to provide the funds to pay off the loan.  MB1 received an additional default notice for failure to repay the bank loan but its lenders have not commenced foreclosure proceedings.  If MB1’s bank lenders foreclose in the future, the Company would record a gain equal to the excess of the loan balance over the then book value of the real estate.  At September 30, 2009, the carrying value of MB1’s real estate was $69,800,000.

In addition to the MB1 impairment discussed above, the Company recorded impairment losses on long-lived assets aggregating $1,000,000 during the first quarter of 2009, classified as selling, general and other expenses.  Idaho Timber discontinued remanufacturing of dimension lumber at one of its plants and as a result evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles.  The carrying values of long-lived assets held and used and intangible assets were written down to fair values of $1,100,000 and $900,000, respectively.  The fair values were determined using the present value of expected future cash flows.

During the three and nine month 2008 periods, the Company recorded impairment losses on long-lived assets aggregating $1,900,000, of which $800,000 related to hurricane damage incurred by its gaming entertainment segment and $1,100,000 related to certain real estate properties held for sale by its real estate segment.

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

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and income related to associated companies.  Certain information concerning the Company’s segments for the three and nine month periods ended September 30, 2009 and 2008 is presented in the following table.

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues and other income (a):
Manufacturing:
Idaho Timber	$40,136	$63,349	$107,782	$191,104
Conwed Plastics	21,127	27,971	62,478	83,761
Telecommunications	98,535	106,804	331,560	335,533
Property Management and Services	38,629	44,617	102,198	123,202
Gaming Entertainment (b)	26,971	26,316	79,745	94,668
Domestic Real Estate	5,071	3,722	13,647	10,312
Medical Product Development	53	117	5,125	522
Other Operations	13,439	11,640	38,188	40,111
Corporate (c)	36,840	(32,920)	74,744	34,806
Total consolidated revenues and other
income	$280,801	$251,616	$815,467	$914,019

Income (loss) from continuing operations
before income taxes and income related to
associated companies:
Manufacturing:
Idaho Timber	$(2,714)	$982	$(8,035)	$3,491
Conwed Plastics	3,067	3,909	10,217	12,208
Telecommunications	(140)	4,337	1,222	11,428
Property Management and Services	7,615	4,131	7,415	9,046
Gaming Entertainment	1,163	(4,254)	3,693	4,512
Domestic Real Estate (d)	(1,676)	(5,781)	(78,258)	(11,502)
Medical Product Development	(4,983)	(9,131)	(13,680)	(27,520)
Other Operations (e)	(4,988)	(11,216)	(27,387)	(26,557)
Corporate (c)	(29,406)	(92,048)	(139,261)	(152,785)
Total consolidated loss from continuing
operations before income taxes and
income related to associated companies	$(32,062)	$(109,071)	$(244,074)	$(177,679)

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company’s consolidated statements of operations.

(b)
For the nine month 2008 period, the gaming entertainment segment’s revenues and other income includes a $7,300,000 gain from the settlement of an insurance claim and for the three and nine month periods ended September 30, 2008, $800,000 and $5,600,000, respectively, resulting from capital contributions from the noncontrolling interest.  In prior periods, the Company recorded 100% of the losses from this segment after cumulative loss allocations to the noncontrolling interest (classified as minority interest prior to January 1, 2009) had reduced the noncontrolling interest to zero.  Since the noncontrolling interest remained at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the noncontrolling interest losses that were not previously allocated to the noncontrolling interest.

(c)
Corporate includes impairment charges for securities of $2,700,000 and $29,600,000 for the three and nine month periods ended September 30, 2009, respectively, and $61,300,000 and $74,900,000 for the three and nine month periods ended September 30, 2008, respectively.

(d)	For the nine month 2009 period, includes impairment charges of $67,800,000 relating to certain real estate; see Note 2 for further information.

(e)
Other operations includes pre-tax losses of $4,600,000 and $9,100,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $17,700,000 and $23,400,000 for the nine month periods ended September 30, 2009 and 2008, respectively, for investigation and evaluation of various energy related projects.  There were no material operating revenues associated with these activities.

For the three months ended September 30, 2009 and 2008, results include depreciation and amortization expenses of $20,500,000 and $18,600,000, respectively; such amounts are primarily comprised of Corporate ($5,200,000 and $3,700,000, respectively), manufacturing ($4,500,000 and $4,300,000, respectively, including amounts classified as cost of sales), gaming entertainment ($4,100,000 and $4,400,000, respectively), domestic real estate ($2,400,000 and $2,300,000, respectively), property management and services ($900,000 and $1,400,000, respectively), telecommunications ($1,000,000 and $400,000, respectively) and other operations ($2,200,000 and $2,000,000, respectively, including amounts classified as cost of sales).  For the nine months ended September 30, 2009 and 2008, results include depreciation and amortization expenses of $59,000,000 and $51,500,000, respectively; such amounts are primarily comprised of Corporate ($13,400,000 and $9,000,000, respectively), manufacturing ($12,900,000 and $13,100,000, respectively, including amounts classified as cost of sales), gaming entertainment ($12,400,000 and $12,800,000, respectively), domestic real estate ($7,100,000 and $5,200,000, respectively), property management and services ($2,800,000 and $4,100,000, respectively), telecommunications ($2,900,000 and $800,000, respectively) and other operations ($6,900,000 and $6,000,000, respectively, including amounts classified as cost of sales).  Depreciation and amortization expenses for other segments are not material.

For the three months ended September 30, 2009 and 2008, results include interest expense of $31,500,000 and $37,000,000, respectively; such amounts are primarily comprised of Corporate ($30,800,000 and $35,100,000, respectively) and domestic real estate ($500,000 and $1,700,000, respectively).  For the nine months ended September 30, 2009 and 2008, results include interest expense of $97,200,000 and $109,300,000, respectively; such amounts are primarily comprised of Corporate ($95,000,000 and $105,600,000, respectively) and domestic real estate ($1,800,000 and $2,900,000, respectively).  Interest expense for other segments is not material.

4.	Investments in Associated Companies

A summary of investments in associated companies at September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting (a):
Jefferies High Yield Holdings, LLC (“JHYH”)	$311,418	$280,923
Keen Energy Services, LLC (“Keen Energy”) (b)	209,806	252,362
Cobre Las Cruces, S.A. (“CLC”)	218,630	165,227
Garcadia	36,956	72,135
HomeFed Corporation	44,481	44,093
Pershing Square IV, L.P. (“Pershing Square”)	32,093	36,731
Brooklyn Renaissance Plaza	29,940	31,217
Berkadia Commercial Mortgage LLC (“Berkadia”)	5,002	–
Wintergreen Partners Fund, L.P. (“Wintergreen”)	–	42,895
HFH ShortPLUS Fund L.P. (“Shortplus”)	–	39,942
IFIS Limited (“IFIS”)	–	14,590
Other	68,067	93,402
Total accounted for under the equity method of accounting	956,393	1,073,517

Investments in associated companies carried at fair value (c):
Jefferies Group, Inc. (“Jefferies”)	1,322,980	683,111
AmeriCredit Corp. (“ACF”)	526,446	249,946
Total accounted for at fair value	1,849,426	933,057

Total investments in associated companies	$2,805,819	$2,006,574

(a)
Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

(b)   Keen Energy was formerly known as Goober Drilling, LLC.

(c)
As more fully discussed in the 2008 10-K, during 2008 the Company elected to account for its investments in Jefferies and ACF at fair value commencing on the dates these investments became subject to the equity method of accounting.  The original cost for the Jefferies shares was $794,400,000 and the original cost for the ACF shares was $413,500,000.

For the nine month period ending September 30, 2009, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000.  Garcadia’s automobile dealerships have been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets.  Garcadia prepared discounted cash flow projections for each of its dealerships and concluded that the carrying amount of its goodwill and other intangible assets was impaired.  Garcadia’s cash flow projections assume that new car sales at their foreign car dealerships remain flat with 2009 sale levels through 2011 and project growth thereafter.  Cash flow projections at dealerships that sell domestic cars are projected to continue to decline through 2012 or 2013 with projected growth thereafter.  None of Garcadia’s automobile dealerships are currently expected to close as a result of the restructuring of the U.S. automobile manufacturers.  However, if new vehicle sales at Garcadia’s automobile dealerships are less than projected amounts or dealerships are closed, further impairment charges are likely.

For the three and nine month periods ended September 30, 2008, the Company’s equity in losses of IFIS includes impairment charges of $36,100,000.  IFIS is a private Argentine company that owns a variety of investments, and its largest investment is ownership of common shares of Cresud Sociedad Anonima Comercial, Inmobiliaria, Financiera y Agropecuaria (“Cresud”), an agricultural company primarily based in Argentina.  During the third quarter of 2008, as a result of significant declines in quoted market prices for Cresud and other investments of IFIS, combined with declines in worldwide food commodity prices, the global mortgage and real estate crisis and political and financial conditions in Argentina, the Company determined that its investment in IFIS was impaired.  The fair values of IFIS securities were determined using quoted market prices at September 30, 2008; further declines in the values of IFIS’s investments resulted in the recognition of additional impairment charges during the fourth quarter of 2008.  In January 2009, IFIS raised a significant amount of new equity in a rights offering in which the Company did not participate.  As a result, the Company’s ownership interest in IFIS was reduced to 8% and the Company no longer applies the equity method of accounting for this investment.  At September 30, 2009, the Company’s investment in IFIS was classified as a non-current investment.

The Company owns approximately 25% of the outstanding voting securities of ACF, a company listed on the New York Stock Exchange (“NYSE”) (Symbol: ACF).  ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically to consumers who are typically unable to obtain financing from other sources.  Income related to associated companies include unrealized gains (losses) resulting from changes in the fair value of ACF of $73,300,000 and $51,600,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $268,300,000 and $(73,900,000) for the nine month periods ended September 30, 2009 and 2008, respectively.

The Company owns approximately 29% of the outstanding voting securities of Jefferies, a company listed on the NYSE (Symbol: JEF).  Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.  Income related to associated companies include unrealized gains resulting from changes in the fair value of Jefferies of $286,700,000 and $271,100,000 for the three months ended September 30, 2009 and 2008, respectively, and $639,900,000 and $293,900,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

In accordance with GAAP, the Company is allowed to choose, at specified election dates, to measure many financial instruments and certain other items at fair value (the “fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other item, the Company is required to report unrealized gains and losses on those items in earnings.  The Company’s investments in ACF and Jefferies are the only eligible items for which the fair value option was elected, commencing on the date the investments became subject to the equity method of accounting.  If these investments were accounted for under the equity method, the Company would have to record its share of their results of operations employing a quarterly reporting lag because of the investees’ public reporting requirements.  In addition, electing the fair value option eliminates some of the uncertainty involved with impairment considerations, since quoted market prices for these investments provides a readily determinable fair value at each balance sheet date.  The Company’s investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons the Company did not elect the fair value option for HomeFed.

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

	September 30,	September 30,
	2009	2008

ACF:
Total revenues	$1,363,500	$1,803,200
Income (loss) from continuing operations before extraordinary items	66,900	(113,700)
Net income (loss)	66,900	(113,700)

Jefferies:
Total revenues	$1,850,700	$1,433,800
Income (loss) from continuing operations before extraordinary items	186,500	(96,200)
Net income (loss)	186,500	(96,200)

The amounts reflected as income related to associated companies in the consolidated statements of operations are net of income tax provisions of $12,941,000 and $88,311,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $25,678,000 and $33,181,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

5.	Investments

A summary of investments classified as current assets at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30, 2009		December 31, 2008
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$273,619	$274,590	$360,814	$362,628
Other investments, including accrued interest income	2,919	2,790	3,966	3,836
Total current investments	$276,538	$277,380	$364,780	$366,464

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at September 30, 2009 and December 31, 2008 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2009
Bonds and notes:
United States Government and agencies	$250,017	$156	$–	$250,173
U.S. Government-Sponsored Enterprises	13,955	32	–	13,987
All other corporates	9,647	783	–	10,430
Total fixed maturities	$273,619	$971	$–	$274,590

December 31, 2008
Bonds and notes:
United States Government and agencies	$251,895	$925	$–	$252,820
U.S. Government-Sponsored Enterprises	72,273	46	–	72,319
All other corporates	36,646	1,263	420	37,489
Total fixed maturities	$360,814	$2,234	$420	$362,628

A summary of non-current investments at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30, 2009		December 31, 2008
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$723,149	$1,703,026	$723,222	$859,122
Other investments	168,685	168,604	168,890	168,890
Total non-current investments	$891,834	$1,871,630	$892,112	$1,028,012

Non-current available for sale investments include 5,600,000 common shares of Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost of $78,000,000 and carrying values of $314,000,000 and $90,000,000 at September 30, 2009 and December 31, 2008, respectively.  The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.  In June 2009, the Company’s interest was reduced to 9.98% upon the closing of Inmet’s underwritten public offering of 7,825,000 newly issued common shares.

In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd (“Fortescue”) and its subsidiary, FMG Chichester Pty Ltd (“FMG”), the Company invested an aggregate of $408,000,000, including expenses, in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  In exchange for its cash investment, the Company received 264,000,000 common shares of Fortescue and a $100,000,000 note of FMG that matures in August 2019.  In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth.  In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 13,986,000 common shares of Fortescue for $44,200,000.  In April 2009, the Company’s interest was reduced to 9% upon the closing of a transaction in which Fortescue sold 260,000,000 new common shares to Hunan Valin Iron & Steel Company Ltd, a Chinese company.  Non-current available for sale investments includes 277,986,000 common shares of Fortescue, representing approximately 9% of the outstanding Fortescue common stock at September 30, 2009.  Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG), and the shares held by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws.  The Fortescue shares have a cost of $246,300,000 and market values of $937,500,000 and $377,000,000 at September 30, 2009 and December 31, 2008, respectively.

Interest on the FMG note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  The note is unsecured and subordinate to the project’s senior secured debt.  Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments on the note are currently being deferred by FMG due to covenants contained in the project’s senior secured debt.  Any interest payment that is deferred earns simple interest at an annual rate of 9.5%.  The Company recorded interest on the FMG note of $19,700,000 and $20,000,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $50,200,000 and $24,900,000 for the nine month periods ended September 30, 2009 and 2008, respectively; the aggregate accrued interest receivable balance was $90,600,000 at September 30, 2009.  For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest.  The prepaid mining interest was initially classified with other non-current assets and is being amortized to expense as the 4% of revenue is earned.  Depreciation and amortization expense includes prepaid mining interest amortization of $2,400,000 and $1,300,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $5,000,000 and $1,600,000 for the nine month periods ended September 30, 2009 and 2008, respectively; the prepaid mining interest balance was $176,500,000 and $181,600,000 at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 and December 31, 2008, other non-current investments include investments in private equity funds where the Company’s voting interest isn’t large enough to apply the equity method of accounting ($54,000,000 and $52,100,000, respectively), a portfolio of non-agency mortgage backed bond securitizations where the underlying assets are various individual mortgage loans ($18,300,000 and $43,200,000, respectively), the zero coupon note payable by FMG discussed above ($31,300,000 and $28,700,000, respectively), a stock interest in Light and Power Holdings, Ltd., the electric utility in Barbados (“LPH”), ($18,800,000 in both periods), the investment in IFIS discussed above ($11,200,000 and $0, respectively) and various other non-publicly traded interests in equity and debt securities ($35,100,000 and $26,200,000, respectively).  The investments in bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The Company estimates the future cash flows for the securitization interests to determine the accretable yield; increases in estimated cash flows are accounted for as a yield adjustment on a prospective basis but decreases in estimated cash flows below amortized cost are recognized as impairments.  Contractual cash flows in excess of estimated cash flows are not part of the accretable yield.  The market for these securities is highly illiquid and they rarely trade.  On a regular basis the Company re-estimates future cash flows and records impairment charges if appropriate.  The remaining other investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at September 30, 2009 and December 31, 2008 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2009
Bonds and notes:
United States Government and agencies	$395	$7	$–	$402
U.S. Government-Sponsored Enterprises	344,440	3,997	659	347,778
All other corporates	36	150	–	186
Total fixed maturities	344,871	4,154	659	348,366

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	18,249	–	34,589
Industrial, miscellaneous and all other	361,938	958,507	374	1,320,071
Total equity securities	378,278	976,756	374	1,354,660

	$723,149	$980,910	$1,033	$1,703,026

December 31, 2008
Bonds and notes:
United States Government and agencies	$11,839	$–	$394	$11,445
U.S. Government-Sponsored Enterprises	284,696	753	3,704	281,745
All other corporates	4,648	87	234	4,501
Total fixed maturities	301,183	840	4,332	297,691

Equity securities:
Common stocks:
Banks, trusts and insurance companies	13,750	2,890	–	16,640
Industrial, miscellaneous and all other	408,289	143,067	6,565	544,791
Total equity securities	422,039	145,957	6,565	561,431

	$723,222	$146,797	$10,897	$859,122

The amortized cost and estimated fair value of non-current investments classified as available for sale at September 30, 2009, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$36	$186
Due after five years through ten years	–	–
Due after ten years	–	–
	36	186
Mortgage-backed securities	344,835	348,180
	$344,871	$348,366

Net unrealized gains on investments were $837,200,000 and $24,000,000 at September 30, 2009 and December 31, 2008, respectively.  Reclassification adjustments included in comprehensive income for the nine month period ended September 30, 2009 are as follows (in thousands):

Net unrealized holding gains arising during the period, net of taxes
of $29,820	$806,056
Less: reclassification adjustment for net losses included in net income,
net of taxes of $0	7,176
Net change in unrealized gains (losses) on investments, net of taxes
of $29,820	$813,232

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at September 30, 2009 (in thousands):

		Unrealized
Description of Securities	Fair Value	Losses

Mortgage-backed securities	$69,640	$638
Marketable equity securities	5,222	374
Total temporarily impaired securities	$74,862	$1,012

The unrealized losses on the mortgage-backed securities (approximately 0.9%) were not considered to be an other than temporary impairment.  The unrealized losses on the mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises) relate to 16 securities substantially all of which were purchased between 2006 and 2009.  The unrealized losses related to the marketable equity securities are not considered to be an other than temporary impairment.  This determination is based on a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in the fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment.

At September 30, 2009, the Company’s investments which have been in a continuous unrealized loss position for 12 months or longer are comprised of 5 securities which had aggregate gross unrealized losses which were not material and an aggregate fair value of approximately $6,100,000.  These securities are mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises).

Securities with book values of $8,100,000 at September 30, 2009 and December 31, 2008, collateralized certain swap agreements.

6.	Inventory

A summary of inventory (which is included in the caption prepaids and other current assets) at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$5,576	$9,148
Work in process	10,481	15,436
Finished goods	47,723	52,319
	$63,780	$76,903

7.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Intangibles:
Customer relationships, net of accumulated amortization of $34,505
and $27,473	$48,811	$55,670
Licenses, net of accumulated amortization of $1,567 and $991	10,457	10,947
Trademarks and tradename, net of accumulated amortization of $987
and $593	5,210	3,689
Patents, net of accumulated amortization of $730 and $611	1,630	1,749
Other, net of accumulated amortization of $2,598 and $2,344	3,137	3,477
Goodwill	9,316	9,316
	$78,561	$84,848

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

Amortization expense on intangible assets was $2,600,000 and $2,200,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $8,000,000 and $6,900,000 for the nine month periods ended September 30, 2009 and 2008, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2009 (for the remaining three months) - $2,500; 2010 - $10,200; 2011 - $9,700; 2012 - $9,100; and 2013 - $8,900.

The goodwill in the above table relates to Conwed Plastics ($8,100,000) and STi Prepaid ($1,200,000).

8.	Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income (loss), net of taxes at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Net unrealized gains on investments	$837,234	$24,002
Net unrealized foreign exchange gains	5,436	422
Net unrealized gains (losses) on derivative instruments	662	(120)
Net minimum pension liability	(52,562)	(54,263)
Net postretirement benefit	584	679
	$791,354	$(29,280)

9.	Derivative Financial Instruments

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

At September 30, 2009, the Company’s derivative instruments, which are not designated as hedges, are interest rate swap contracts that are included in other non-current liabilities at aggregate fair value of $2,200,000.  The total notional amount of these pay fixed/receive variable interest rate swaps was $36,600,000.  Investment and other income includes changes in the fair values of derivatives of $200,000 and $(200,000) for the three month periods ended September 30, 2009 and 2008, respectively, and $1,900,000 and $(600,000) for the nine month periods ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the Company’s derivative instrument that is designated as and qualifies as a hedge was not material.

10. Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and nine month periods ended September 30, 2009 and 2008 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2009	2008	2009	2008

Interest cost	$3,106	$3,074	$9,320	$9,266
Expected return on plan assets	(1,943)	(2,667)	(5,830)	(8,001)
Actuarial loss	538	168	1,614	504
Amortization of prior service cost	1	1	2	3
Net pension expense	$1,702	$576	$5,106	$1,772

The Company contributed $4,000,000 to certain of its defined benefit pension plans during the nine month period ended September 30, 2009.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not material in each of the three and nine month periods ended September 30, 2009 and 2008.

11.	Share-Based Compensation

Salaries and incentive compensation expense included $2,800,000 and $2,900,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $8,300,000 and $8,600,000 for the nine month periods ended September 30, 2009 and 2008, respectively, for share-based compensation expense relating to grants previously made under the Company’s senior executive warrant plan and fixed stock option plan.  During the nine month 2009 period, 12,000 options were granted to non-employee directors under the Company’s stock option plan at an exercise price of $24.44 per share, the market price on the grant date.

12.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at September 30, 2009 was $10,500,000 (including $3,000,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  During the nine month 2009 period, the Company reduced its income tax provision by $1,700,000 as a result of the favorable resolution of certain state income tax contingencies.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $800,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2005.  The Company’s New York State and New York City income tax returns are currently being audited for the 2003 to 2005 period.

As of September 30, 2009 and December 31, 2008, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”).  As a result, the Company did not record any regular federal income tax expense for the nine month period ended September 30, 2009.  However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the nine months ended September 30, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $18,800,000 and $12,800,000 in accumulated other comprehensive income and income related to associated companies, respectively.  In addition, income tax expense for the nine month period ended September 30, 2009 includes state and foreign income taxes.

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

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008 are as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator for earnings per share:
Net income attributable to Leucadia National
Corporation common shareholders for basic
earnings per share	$370,199	$89,462	$641,215	$180,416
Interest on 3¾% Convertible Notes	1,016	2,307	6,180	6,950
Net income attributable to Leucadia National
Corporation common shareholders for diluted
earnings per share	$371,215	$91,769	$647,395	$187,366

Denominator for earnings per share:
Denominator for basic earnings per share –
weighted average shares	243,238	232,849	240,913	228,723
Stock options (a)	45	435	2	532
Warrants (b)	–	929	–	1,005
3¾% Convertible Notes	4,428	15,239	7,031	15,239
Denominator for diluted earnings per share	247,711	249,452	247,946	245,499

(a)
Options to purchase 1,690,000 and 2,261,600 weighted average shares of common stock were outstanding during the three and nine month periods ended September 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(b)
Warrants to purchase 4,000,000 shares of common stock at $28.515 per share were outstanding during the three and nine month periods ended September 30, 2009, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the common shares.

14.	Supplementary Cash Flow Information

Cash paid for interest and income taxes (net of refunds) was $126,800,000 and $(4,400,000), respectively, for the nine months ended September 30, 2009 and $133,900,000 and $3,600,000, respectively, for the nine months ended September 30, 2008.

During 2009, non-cash financing activities include the issuance of common shares on debt conversion of $120,300,000.  During 2008, non-cash investing activities include the issuance of common stock for the acquisition of Jefferies Group, Inc. common shares of $398,200,000.

15.	Indebtedness

In February 2009, the Board of Directors authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During 2009, the Company repurchased an aggregate $35,600,000 principal amount of its 7% Senior Notes due 2013 and recognized pre-tax gains of $6,000,000 for the nine months ended September 30, 2009, which are reflected in investment and other income.

During 2009, the Company issued 5,238,622 common shares upon the conversion of $120,314,000 principal amount of the Company’s 3¾% Convertible Senior Subordinated Notes due 2014, pursuant to privately negotiated transactions to induce conversion.  The number of common shares issued was in accordance with the terms of the notes; however, the Company paid the former noteholders $25,300,000 in addition to the shares.  The additional cash payments were recorded as selling, general and other expenses.

Debt due within one year includes $196,200,000 and $151,100,000 as of September 30, 2009 and December 31, 2008, respectively, relating to repurchase agreements.  At September 30, 2009, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.4%, mature in November 2009 and are collateralized by non-current investments with a carrying value of $209,500,000.

In April 2009, the Company’s real estate subsidiary, MB1, received several notices of default with respect to $100,400,000 of nonrecourse indebtedness that is collateralized by its real estate project.  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company is under no obligation and has no intention to provide the funds to pay off the loan.  MB1 received an additional default notice for failure to repay the bank loan but its lenders have not commenced foreclosure proceedings.  The loan has been classified as a current liability as of September 30, 2009 and December 31, 2008.

In June 2009, the Company terminated its $100,000,000 bank credit facility; no amounts were outstanding under this facility.

16.	Fair Value

Aggregate information concerning assets and liabilities at September 30, 2009 and December 31, 2008 that are measured at fair value on a recurring basis is presented below (in thousands):

	September 30, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
United States Government and agencies	$250,173	$250,173	$–
U.S. Government-Sponsored Enterprises	13,987	13,987	–
All other corporates	10,430	–	10,430
Non-current investments:
Investments available for sale:
Bonds and notes:
United States Government and agencies	402	–	402
U.S. Government-Sponsored Enterprises	347,778	–	347,778
All other corporates	186	–	186
Equity securities:
Common stocks:
Banks, trusts and insurance companies	34,589	34,589	–
Industrial, miscellaneous and all other	1,320,071	1,320,071	–
Investments in associated companies	1,849,426	1,849,426	–
Total	$3,827,042	$3,468,246	$358,796

Other current liabilities	$(2,513)	$(1,848)	$(665)
Other non-current liabilities	(2,241)	–	(2,241)
Total	$(4,754)	$(1,848)	$(2,906)

	December 31, 2008
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale	$362,628	$329,317	$33,311
Non-current investments:
Investments available for sale	859,122	564,903	294,219
Investments in associated companies	933,057	933,057	–
Total	$2,154,807	$1,827,277	$327,530

Other current liabilities	$(259)	$(259)	$–
Other non-current liabilities	(13,132)	–	(13,132)
Total	$(13,391)	$(259)	$(13,132)

The estimated fair values for securities measured using Level 1 inputs are determined using publicly quoted market prices in active markets.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  The Company also has a portfolio of corporate bonds, which are carried on the balance sheet at their estimated fair value.  Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive.  The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities.  The estimates of fair value of the portfolios of mortgage pass-through certificates and corporate bonds are considered to be based on Level 2 inputs.

At September 30, 2009 and December 31, 2008, the Company did not have material fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.

Aggregate information concerning assets and liabilities at September 30, 2009 and December 31, 2008 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

	September 30, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other non-current investments (a)	$3,100	$–	$–	$3,100
Other current assets (b)	4,800	–	4,800	–

	December 31, 2008
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held and used (c)	$1,400	$–	$–	$1,400
Other non-current investments (a)	56,000	–	–	56,000
Investments in associated companies (d)	14,600	–	14,600	–

(a)
At September 30, 2009, represents investments aggregating $3,100,000 in non-agency mortgage backed bond securitizations.  At December 31, 2008, includes $11,000,000 in non-agency mortgage backed bond securitizations, $44,600,000 of investments in private equity funds and a non-public security.  The investments in non-agency mortgage backed bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The market for these securities is highly illiquid and they rarely trade.  The fair values were primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporated assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates.  The investments in private equity funds and non-public equity securities are accounted for under the cost method of accounting for which the Company primarily reviewed issuer financial statements to determine their fair values.  The private equity funds account for their underlying investments at fair value, which are principally based on Level 2 or Level 3 inputs.

Included in net securities gains (losses) in the consolidated statement of operations for the three and nine months ended September 30, 2009 are impairment charges aggregating $2,700,000 and $29,600,000, respectively (which included $2,600,000 and $13,000,000, respectively, for non-agency mortgage backed bond securitizations and $100,000 and $2,200,000, respectively, for non-public equity securities and a private equity fund).  Included in net securities gains (losses) in the consolidated statement of operations for the three and nine months ended September 30, 2008 are impairment charges aggregating $61,300,000 and $74,900,000, respectively (which included $2,700,000 and $3,000,000, respectively, for non-agency mortgage backed bond securitizations and $300,000 and $1,100,000, respectively, for a non-public equity security).

(b)
Consists of certain timber deed contracts for which the fair value was based on prices for similar assets.  For the three and nine months ended September 30, 2009, cost of sales for Idaho Timber includes charges of $1,400,000 to write down the book values of these contracts.

(c)
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

(d)
Consists of the Company’s investment in IFIS.  As more fully discussed in Note 4, the Company recorded impairment charges related to this investment in the third and fourth quarters of 2008, primarily based upon the quoted market prices of IFIS’s investments.

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

Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage backed bond securitizations where the underlying assets are various individual mortgage loans, the FMG note, the stock interest in LPH, the stock interest in IFIS and various other non-publicly traded interests in equity and debt securities.  For the investments in private equity funds, IFIS and the FMG note the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value.  For the bond securitization portfolio, future cash flows are re-estimated on a regular basis for each security to determine if impairment charges are required; accordingly the Company has concluded that the carrying amount of these securities approximates their fair values.  Although LPH trades publicly in Barbados, the volume is too low for the market to be considered active.  The fair value of the investment in LPH is also not practicable to estimate because of transfer restrictions and currency exchange restrictions.  However, the Company believes the fair value of the investment in LPH is at least equal to its carrying amount, which is reflected in the table below.  The fair values of the Company’s other non-publicly traded interests in equity and debt securities that are accounted for under the cost method (aggregating $35,100,000 and $26,200,000 at September 30, 2009 and December 31, 2008, respectively) were not practicable to estimate; the fair values were assumed to be at least equal to the carrying amount.  For these non-publicly traded interests in equity and debt securities, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$277,380	$277,380	$366,464	$366,464
Non-current	1,871,630	1,871,630	1,028,012	1,028,012
Cash and cash equivalents	232,652	232,652	237,503	237,503
Notes receivable:
Current	4,627	4,040	65	65
Non-current	2,351	2,351	6,100	7,129

Financial Liabilities:
Debt:
Current	310,266	279,607	248,713	248,716
Non-current	1,665,429	1,675,198	1,832,743	1,459,892
Securities sold not owned	1,848	1,848	259	259

Swap agreements:
Interest rate swaps	(2,241)	(2,241)	(11,708)	(11,708)
Foreign currency swaps	(665)	(665)	(1,424)	(1,424)

17.      Discontinued Operations

During the third quarter of 2009, the Company received and recognized as income from discontinued operations an $8,600,000 distribution from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distribution, with the approval of the New York Insurance Department.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

During the third quarter of 2009, the Company received 636,300 of its common shares in connection with the resolution of a lawsuit related to its former subsidiary, WilTel Communications Group, Inc. (“WilTel”), and recorded income from discontinued operations of $15,200,000 based on the market value of the common shares.  These shares were originally issued in connection with the acquisition of WilTel in 2003, and had been held in a fund for certain claims made against WilTel prior to the Company’s ownership.  The resolution of the lawsuit found that the claimants were not entitled to the shares and they were returned to the Company.

18.	Other

During the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart, Inc. upon the exercise of its remaining warrants, which increased its ownership interest from approximately 89% to approximately 92%.  Exercising the warrants resulted in the acquisition of a portion of the noncontrolling interest; accordingly, a reduction to the noncontrolling interest of $1,900,000 was recorded.

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

In September 2009, Berkadia, a newly formed Delaware limited liability company owned 50% by Berkshire Hathaway Inc. (“Berkshire”) and 50% by the Company, entered into an Asset Put Agreement (“APA”) with Capmark Financial Group Inc., Capmark Finance Inc. and Capmark Capital Inc. (collectively, “Capmark”).  Pursuant to the APA, subject to satisfaction of certain closing conditions, Capmark will have the option to cause Berkadia to acquire assets comprising Capmark’s mortgage origination and mortgage servicing businesses.  Capmark paid $40,000,000 to Berkadia for this put right, which expires on December 24, 2009.

If Capmark exercises its put right, Berkadia will (i) acquire the mortgage origination and servicing businesses from Capmark for total consideration of $490,000,000 (subject to adjustment as provided in the APA), a portion of which is payable in Berkadia notes and (ii) acquire from Capmark, at par, Capmark’s owned mortgage loans and servicer advances outstanding on the closing date for cash consideration currently estimated to be approximately $600,000,000.  The Company and Berkshire have each provided a guarantee in respect of Berkadia’s obligations under the APA.  Berkadia’s purchase obligation to consummate the transaction is subject to satisfaction of certain closing conditions, including receipt of requisite approvals from governmental agencies.  Berkadia has agreed to pay Capmark $20,000,000 if Berkadia terminates the APA as a result of the failure to satisfy certain specified closing conditions.

Berkadia will fund the cash portion of the transaction through cash equity contributions of approximately $165,000,000 from each of Berkshire and the Company, the $40,000,000 put price and debt financing to be provided by Berkshire, currently estimated to be $650,000,000.  The debt financing provided by Berkshire will be part of a $1,000,000,000 secured warehouse line which can be used to fund mortgage loans, servicer advances and working capital needs.

19.	Subsequent Events

The Company has evaluated subsequent events through November 5, 2009, the date of issuance of the financial statements.

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

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the nine month period ended September 30, 2009, the market value of the Company’s investment in the common shares of Fortescue increased from $377,000,000 at December 31, 2008 to $937,500,000 at September 30, 2009, and the market value of the Company’s investment in Inmet increased from $90,000,000 at December 31, 2008 to $314,000,000 at September 30, 2009.  The market values of the Company’s investments in ACF and Jefferies, for which the fair value option was elected, increased during this period with unrealized gains reflected in operations as a component of income related to associated companies.  During the nine months ended September 30, 2009, the Company recognized unrealized gains related to its investments in ACF and Jefferies of $268,300,000 and $639,900,000, respectively.  For the nine month 2009 period, the Company also recorded impairment losses for declines in value of securities deemed to be other than temporary in its consolidated statement of operations of $29,600,000, reflected as a component of net securities gains (losses).

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of September 30, 2009, the sum of these amounts aggregated $2,381,700,000.  However, since $484,000,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Parent’s liquidity needs.  The $1,897,700,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue common shares of $937,500,000 and the Inmet common shares of $314,000,000).  The Parent’s available liquidity, and the investment income realized from the Parent’s cash, cash equivalents and marketable securities is used to meet the Parent company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

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

In the first quarter of 2009, the Company invested an additional $28,500,000 in Sangart upon the exercise of its remaining warrants, which increased its ownership interest to approximately 92%.  Exercising the warrants resulted in the acquisition of a portion of the noncontrolling interest; accordingly, a reduction to the noncontrolling interest of $1,900,000 was recorded.

In April 2009, the Company’s real estate subsidiary, MB1, received several notices of default with respect to $100,400,000 of nonrecourse indebtedness that is collateralized by its real estate project.  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds to do so and the Company is under no obligation and has no intention to contribute additional capital to MB1 to pay off the loan.  MB1 received an additional default notice for failure to repay the bank loan but its lenders have not commenced foreclosure proceedings.  The loan has been classified as a current liability as of September 30, 2009 and December 31, 2008.

During 2009, the Company issued 5,238,622 common shares upon the conversion of $120,314,000 principal amount of the Company’s 3¾% Convertible Senior Subordinated Notes due 2014, pursuant to privately negotiated transactions to induce conversion.  The number of common shares issued was in accordance with the terms of the notes; however, the Company paid the former noteholders $25,300,000 in addition to the shares.  The additional cash payments were recorded as selling, general and other expenses.

In June 2009, the Company terminated its $100,000,000 bank credit facility; no amounts were outstanding under this facility.

In September 2009, Berkadia entered into the APA with Capmark.  Pursuant to the APA, subject to satisfaction of certain closing conditions, Capmark will have the option to cause Berkadia to acquire assets comprising Capmark’s mortgage origination and mortgage servicing businesses.  Capmark paid $40,000,000 to Berkadia for this put right, which expires on December 24, 2009.

If Capmark exercises its put right, Berkadia will (i) acquire the mortgage origination and servicing businesses from Capmark for total consideration of $490,000,000 (subject to adjustment as provided in the APA), a portion of which is payable in Berkadia notes and (ii) acquire from Capmark, at par, Capmark’s owned mortgage loans and servicer advances outstanding on the closing date for cash consideration currently estimated to be approximately $600,000,000.  The Company and Berkshire have each provided a guarantee in respect of Berkadia’s obligations under the APA.  Berkadia’s purchase obligation to consummate the transaction is subject to satisfaction of certain closing conditions, including receipt of requisite approvals from governmental agencies.  Berkadia has agreed to pay Capmark $20,000,000 if Berkadia terminates the APA as a result of the failure to satisfy certain specified closing conditions.

Berkadia will fund the cash portion of the transaction through cash equity contributions of approximately $165,000,000 from each of Berkshire and the Company, the $40,000,000 put price and debt financing to be provided by Berkshire, currently estimated to be $650,000,000.  The debt financing provided by Berkshire will be part of a $1,000,000,000 secured warehouse line which can be used to fund mortgage loans, servicer advances and working capital needs.

Consolidated Statements of Cash Flows

Net cash of $121,600,000 was used for operating activities in the nine month period ended September 30, 2009 as compared to $39,800,000 in the nine month period ended September 30, 2008.  The change in operating cash flows reflects decreased funds generated from activity in the trading portfolio and decreased distributions of earnings from associated companies.  STi Prepaid’s telecommunications operations generated funds from operating activities of $900,000 during 2009 as compared to $12,600,000 generated during 2008, primarily reflecting reduced profitability and a lower amount of funds received from customers relating to future revenues.  The Company’s property management services segment generated funds from operating activities of $500,000 during 2009 and used funds of $4,600,000 during the 2008 period; Premier generated funds of $15,800,000 and $10,400,000 during 2009 and 2008, respectively; and the Company’s manufacturing segments generated funds from operating activities of $22,100,000 and $23,000,000 in 2009 and 2008, respectively.  Funds used by Sangart, a development stage company, decreased to $14,000,000 during 2009 from $25,500,000 during the 2008 period.  In 2009, distributions from associated companies principally include earnings distributed by Shortplus ($14,500,000), Keen Energy ($7,800,000) and Garcadia ($9,000,000).  In 2008, distributions from associated companies principally include earnings distributed by Shortplus ($50,000,000), JHYH ($4,300,000), Jefferies ($5,500,000) and Keen Energy ($12,800,000).

Net cash of $132,500,000 was provided by investing activities in the nine month period ended September 30, 2009 as compared to $453,900,000 of cash used for investing activities in the nine month period ended September 30, 2008.  Investments in associated companies include CLC ($42,000,000), ACF ($8,200,000) and Berkadia ($5,000,000) in 2009, and Jefferies ($396,100,000), ACF ($335,200,000), IFIS ($83,900,000) and CLC ($35,900,000) in 2008.  Capital distributions from associated companies include $28,300,000 from Keen Energy, $39,000,000 from Wintergreen, $24,800,000 from Shortplus and $11,500,000 from Starboard Value Opportunity Partners, LP in 2009, and $19,300,000 from Safe Harbor Domestic Partners L.P., $27,200,000 from Keen Energy, $40,000,000 from Highland Opportunity Fund, L.P., $65,600,000 from RCG Ambrose, L.P. and $12,500,000 from EagleRock Capital Partners (QP), LP in 2008.

Net cash of $15,800,000 was used for financing activities in the nine month period ended September 30, 2009 as compared to $198,900,000 of cash provided by financing activities in the nine month period ended September 30, 2008.  Reduction of debt for 2009 includes $29,600,000 for the buyback of $35,600,000 principal amount of the 7% Senior Notes.  Issuance of long-term debt for 2009 and 2008 primarily reflects the increase in repurchase agreements of $45,100,000 and $35,100,000, respectively, and $2,500,000 and $54,200,000, respectively, for MB1’s debt obligation.  Issuance of common shares for 2008 principally reflects cash consideration received on the sale of common shares to Jefferies and the exercise of employee stock options.

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

Income Taxes - At September 30, 2009, the Company’s valuation allowance for its net deferred tax asset fully reserved for all of the potential future tax savings from federal net operating loss carryforwards (“NOLs”) and for a substantial portion of its state NOLs.  In accordance with GAAP, the Company records a valuation allowance to reduce its deferred tax asset to the net amount that is more likely than not to be realized.  The amount of any valuation allowance recorded does not in any way adversely affect the Company’s ability to use its NOLs to offset taxable income in the future.  If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future the Company were to determine that it would not be able to realize all or part of its net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  The Company is required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

During the second half of 2008 the Company recorded significant unrealized losses on many of its largest investments, recognized other than temporary impairments for a number of other investments and reported reduced profitability from substantially all of its operating businesses.  The worldwide economic downturn has adversely affected many of the Company’s operating businesses and investments, and the nature of the current economic difficulties make it impossible to reliably project how long the downturn will last.  Additionally, the 2008 losses recognized by the Company resulted in a cumulative loss in total comprehensive income (loss) during the three year period ending December 31, 2008.  In assessing the realizability of the net deferred tax asset at December 31, 2008, the Company concluded that its recent operating loss and the then current economic conditions worldwide be given more weight than its projections of future taxable income during the period that it has NOLs available (until 2028), and be given more weight than the Company’s long track record of generating taxable income.  As a result, the Company has concluded that a valuation allowance is required against substantially all of the net deferred tax asset.

The Company will continue to evaluate the realizability of its net deferred tax asset in future periods.  However, before the Company would reverse any portion of its valuation allowance in excess of taxes recorded on reported income, it will need positive evidence that it has historical positive cumulative taxable income over a period of time which is likely to continue in future periods.  At that time, any decrease to the valuation allowance would be based upon the Company’s projections of future taxable income, which are inherently uncertain.

The Company also records reserves for contingent tax liabilities based on the Company’s assessment of the probability of successfully sustaining its tax filing positions.

Impairment of Long-Lived Assets – The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value.  If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

One of the Company’s subsidiaries (MB1) in the real estate segment is the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The project is comprised of a retail center with approximately 345,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units.  The retail center is approximately 90% leased and the office space is approximately 25% leased.  Certain of the apartment units are allocated for long-term rental (114 units) and are substantially leased; the remaining apartment units are marketed as vacation rentals.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,400,000 at September 30, 2009, that is collateralized by the real estate.  If MB1 is unable to make debt service or principal payments on the loan the Company is under no obligation to make those payments.

Current economic conditions have adversely impacted the majority of the retail tenants at the retail center.  Over 20 retail tenants have requested reductions in rent payments, some of which have been granted; certain other tenants are not paying the full amount of rent due while their leases are being renegotiated.  During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable.  Based on the assumptions discussed below the Company concluded that the carrying amount was not recoverable; accordingly, the Company recorded an impairment charge of $67,800,000 during the second quarter of 2009, (classified as selling, general and other expenses) which reduced the carrying amount of MB1’s real estate to its fair value of $71,300,000 at June 30, 2009.

The Company prepared cash flow models and utilized a discounted cash flow technique to determine the fair value of MB1’s real estate.  Although the retail center has a remaining useful life of 38 years, the Company prepared cash flow models assuming it would operate the retail center over periods of 7, 10 or 20 years and then sell the retail center at the end of those periods.  The most significant assumptions in the Company’s cash flow models were the discount rate (11%) and the capitalization rate used to estimate the selling price of the retail center (9%); these rates were selected based on published reports of market conditions for similar properties.  The Company assumed that requested reductions in rent would abate through 2012 before returning to pre-abatement levels.  Projected net cash flow before debt service included assumptions for vacancies, rent renewal rates, expense increases and allowances for tenant improvements for new tenants.  The Company also prepared an additional model that assumed the bank lenders foreclose on their loan and take title to MB1’s real estate.  Although the Company would not receive any cash flow in the event the lenders foreclose on the mortgaged property, since the Company’s debt obligation of $100,400,000 is without recourse to the Company, the impairment loss would be limited to the excess of the book value of the real estate over the debt obligation.  The Company calculated the fair value of MB1’s real estate by probability-weighting the present values of the various possible outcomes.

The cash flow projections assume some recovery in the local and national economy over the next few years.  If economic conditions do not improve and the bank lenders do not foreclose, it is possible that MB1 will have to continue to provide rent reductions for its properties which could result in further impairment charges to the carrying value of the real estate.  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company is under no obligation and has no intention to provide the funds to MB1 to pay off the loan.  MB1 received an additional default notice for failure to repay the bank loan but its lenders have not commenced foreclosure proceedings.  If MB1’s bank lenders foreclose in the future, the Company would record a gain equal to the excess of the loan balance over the then book value of the real estate.   At September 30, 2009, the carrying value of MB1’s real estate was $69,800,000.

In addition to the MB1 impairment discussed above, the Company recorded impairment losses on long-lived assets aggregating $1,000,000 during the first quarter of 2009, classified as selling, general and other expenses.  Idaho Timber discontinued remanufacturing of dimension lumber at one of its plants and as a result evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles.  The carrying values of long-lived assets held and used and intangible assets were written down to fair values of $1,100,000 and $900,000, respectively.  The fair values were determined using the present value of expected future cash flows.

During the three and nine month 2008 periods, the Company recorded impairment losses on long-lived assets aggregating $1,900,000, of which $800,000 related to its gaming entertainment segment and $1,100,000 related to its real estate segment.

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

Impairment of Securities -  Declines in the fair values of equity securities considered to be other than temporary and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations.  The Company evaluates its investments for impairment on a quarterly basis.

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

The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2009	2008	2009	2008

Publicly traded securities	$–	$58,300	$14,400	$70,800
Non-public securities and private equity funds	100	300	2,200	1,100
Non-agency mortgage backed bond securitizations	2,600	2,700	13,000	3,000
Totals	$2,700	$61,300	$29,600	$74,900

Impairment of Equity Method Investments – The Company evaluates equity method investments for impairment when operating losses or other factors may indicate a decrease in value which is other than temporary.  For investments in investment partnerships that are accounted for under the equity method, the Company obtains from the investment partnership financial statements, net asset values and other information on a quarterly basis and annual audited financial statements.  On a quarterly basis, the Company also makes inquiries and discusses with investment managers whether there were significant procedural, valuation, composition and other changes at the investee.  Since these investment partnerships record their underlying investments at fair value, after application of the equity method the carrying value of the Company’s investment is equal to its share of the investees’ underlying net assets at their fair values.  Absent any unusual circumstances or restrictions concerning these investments, which would be separately evaluated, it is unlikely that any additional impairment charge would be required.

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

During the second quarter of 2009, the Company’s equity in losses of Garcadia included impairment charges for goodwill and other intangible assets aggregating $32,300,000.  Garcadia’s automobile dealerships have been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets.  Garcadia prepared discounted cash flow projections for each of its dealerships and concluded that the carrying amount of its goodwill and other intangible assets was impaired.  Garcadia’s cash flow projections assume that new car sales at their foreign car dealerships remain flat with 2009 sale levels through 2011 and project growth thereafter.  Cash flow projections at dealerships that sell domestic cars are projected to continue to decline through 2012 or 2013 with projected growth thereafter.  None of Garcadia’s automobile dealerships are currently expected to close as a result of the restructuring of the U.S. automobile manufacturers.  However, if new vehicle sales at Garcadia’s automobile dealerships are less than projected amounts or dealerships are closed, further impairment charges are likely.

For the three and nine month periods ended September 30, 2008, the Company’s equity in losses of IFIS includes impairment charges of $36,100,000.  IFIS is a private Argentine company that owns a variety of investments, and its largest investment is ownership of common shares of Cresud, an agricultural company primarily based in Argentina.  During the third quarter of 2008, as a result of significant declines in quoted market prices for Cresud and other investments of IFIS, combined with declines in worldwide food commodity prices, the global mortgage and real estate crisis and political and financial conditions in Argentina, the Company determined that its investment in IFIS was impaired.  The fair values of IFIS securities were determined using quoted market prices at September 30, 2008; further declines in the values of IFIS’s investments resulted in the recognition of additional impairment charges during the fourth quarter of 2008.  In January 2009, IFIS raised a significant amount of new equity in a rights offering in which the Company did not participate.  As a result, the Company’s ownership interest in IFIS was reduced to 8% and the Company no longer applies the equity method of accounting for this investment.  At September 30, 2009, the Company’s investment in IFIS was classified as a non-current investment.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At September 30, 2009, the book value of goodwill was $9,300,000.

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

Use of Fair Value Estimates - Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Further, a fair value hierarchy prioritizes inputs to valuation techniques into three broad levels.  The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don’t qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level 3).

Over 90% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $348,200,000 at September 30, 2009.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The Company has a portfolio of corporate bonds, which are carried on the balance sheet at their estimated fair value of $9,200,000 at September 30, 2009.  Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive.  The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities.  These estimates of fair values are also considered to be Level 2 inputs.  The fair values of the Company’s portfolio of non-agency mortgage backed bond securitizations, which are primarily determined using an income valuation model to calculate the present value of expected future cash flows, are considered to be Level 3 inputs.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period.  As of September 30, 2009, the Company’s accrual for contingent losses was not material.

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

A summary of results of continuing operations for the Company for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations before
income taxes and income related to
associated companies:
Manufacturing:
Idaho Timber	$(2,714)	$982	$(8,035)	$3,491
Conwed Plastics	3,067	3,909	10,217	12,208
Telecommunications	(140)	4,337	1,222	11,428
Property Management and Services	7,615	4,131	7,415	9,046
Gaming Entertainment	1,163	(4,254)	3,693	4,512
Domestic Real Estate	(1,676)	(5,781)	(78,258)	(11,502)
Medical Product Development	(4,983)	(9,131)	(13,680)	(27,520)
Other Operations	(4,988)	(11,216)	(27,387)	(26,557)
Corporate	(29,406)	(92,048)	(139,261)	(152,785)
Total consolidated loss from continuing
operations before income taxes and income
related to associated companies	(32,062)	(109,071)	(244,074)	(177,679)

Income related to associated companies
before income taxes	392,458	247,977	892,881	93,231
Total consolidated income (loss) from
continuing operations before income taxes	360,396	138,906	648,807	(84,448)

Income taxes:
Income (loss) from continuing operations before
income related to associated companies	1,680	(38,753)	6,503	(297,814)
Associated companies	12,941	88,311	25,678	33,181
Total income taxes	14,621	49,558	32,181	(264,633)

Income from continuing operations	$345,775	$89,348	$616,626	$180,185

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income	$40,136	$63,349	$107,782	$191,104

Expenses:
Cost of sales	39,741	58,420	105,103	175,977
Salaries and incentive compensation	1,407	1,783	4,285	5,441
Depreciation and amortization	1,076	1,094	3,242	3,317
Selling, general and other expenses	626	1,070	3,187	2,878
	42,850	62,367	115,817	187,613

Income (loss) before income taxes	$(2,714)	$982	$(8,035)	$3,491

Idaho Timber’s revenues for the first nine months of 2009 continued to reflect the weak demand resulting from reductions in housing starts and the excess supply of high-grade lumber in the marketplace.  Shipment volume and average selling prices decreased approximately 27% and 10%, respectively, for the three month period ended September 30, 2009, and 37% and 10%, respectively, for the nine month period ended September 30, 2009 as compared to the comparable 2008 periods.  Idaho Timber expects that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber’s revenues during 2009.  Until housing starts begin to increase, annual dimension lumber shipping volume may remain flat or could decline further.  Curtailment of production at primary sawmills due to their operating losses could reduce excess supply to some degree; however, spread (as discussed below) may not improve since price pressure for low-grade lumber may increase if supplies are further reduced.  Idaho Timber’s revenues for the nine month 2009 period also reflect the loss of a large home center board customer, which discontinued purchasing pine boards through its vendor managed inventory program effective July 1, 2008.  Revenues from this customer pursuant to this program were $8,000,000 for the nine months ended September 30, 2008.

Raw material costs, the largest component of cost of sales (approximately 77% of cost of sales), declined for the three and nine month periods ended September 30, 2009 as compared to the comparable 2008 periods, principally due to the same market conditions that negatively impacted revenues.  Raw material cost per thousand board feet decreased approximately 7% and 10%, respectively, in the three and nine month 2009 periods as compared to the same periods in 2008.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) for the three and nine month 2009 periods were lower than those for the same periods in 2008.  Cost of sales for the three and nine month 2009 periods also include charges of $1,400,000 to reduce the carrying value of certain timber deed contracts.

Salaries and incentive compensation expense declined in the 2009 periods as compared to the same periods in 2008 principally due to a decrease in estimated incentive bonus expense.  Selling, general and other expenses for the nine month 2009 period reflect impairment losses on long-lived assets of $1,000,000, which relate to Idaho Timber’s decision to discontinue remanufacturing of dimension lumber at one of its plants.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income	$21,127	$27,971	$62,478	$83,761

Expenses:
Cost of sales	14,683	20,030	41,876	59,016
Salaries and incentive compensation	1,711	2,156	5,174	6,393
Depreciation and amortization	74	47	219	130
Selling, general and other expenses	1,592	1,829	4,992	6,014
	18,060	24,062	52,261	71,553

Income before income taxes	$3,067	$3,909	$10,217	$12,208

Revenues declined in substantially all of Conwed Plastics’ markets in the 2009 periods as compared to the 2008 periods.  Conwed Plastics’ revenues in 2009 were particularly adversely impacted in those markets related to the housing industry, which include the carpet cushion, building and construction, erosion control and turf reinforcement markets.  In addition, revenues from the erosion control, packaging and carpet cushion markets declined in the 2009 periods as some business was lost to competitors.  Conwed Plastics expects revenues to continue to be adversely impacted in those markets related to housing, and also expects that the poor domestic and international economic conditions will continue to adversely affect its other markets in the future.  The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  Gross margins improved in the three and nine month 2009 periods as compared to the same periods in 2008 primarily due to decreased raw material costs and lower labor costs due to headcount reductions.  Pre-tax results for the 2009 periods also reflect a decline in salaries and incentive compensation expense principally due to a decrease in headcount and a related reduction in estimated incentive bonus expense, and a decline in selling, general and other expenses primarily due to lower professional and legal fees.

Telecommunications

A summary of results of operations for the telecommunications business of STi Prepaid for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income	$98,535	$106,804	$331,560	$335,533

Expenses:
Cost of sales	82,900	91,429	282,574	291,438
Interest	33	18	48	66
Salaries and incentive compensation	3,291	2,887	8,990	7,511
Depreciation and amortization	1,045	351	2,941	816
Selling, general and other expenses	11,406	7,782	35,785	24,274
	98,675	102,467	330,338	324,105

Income (loss) before income taxes	$(140)	$4,337	$1,222	$11,428

Prepaid calling card revenue, which increased from $84,600,000 and $265,700,000, respectively, for the three and nine month periods ended September 30, 2008 to $86,100,000 and $288,900,000, respectively, for the three and nine month periods ended September 30, 2009, includes $21,000,000 and $71,600,000, respectively, of revenues from acquisitions.  The decline in prepaid calling card revenues in 2009 (exclusive of the revenues from acquisitions) as compared to the same periods in 2008 is due to poor economic conditions in the markets that STi Prepaid operates.  Gross margins did not significantly change in the 2009 periods as compared to the same periods in 2008.  Carrier wholesale service business, which has lower gross margins than the prepaid calling card business, decreased from $19,900,000 and $60,600,000, respectively, for the three and nine month 2008 periods to $11,200,000 and $38,500,000, respectively, for the three and nine month 2009 periods primarily due to reduced business from a large customer during the current year, and for the nine month 2009 period, the loss of a large customer in the second quarter of 2008.  Salaries and incentive compensation expense declined in the 2009 periods (exclusive of amounts related to businesses acquired) principally due to a reduction in estimated incentive bonus expense.  Salaries and incentive compensation expense for the three and nine month 2009 periods includes $900,000 and $3,100,000, respectively, related to businesses acquired.  The increase in selling, general and other expenses for the three and nine month 2009 periods principally reflects $1,800,000 and $5,900,000, respectively, related to businesses acquired, greater regulatory fees of $1,700,000 and $2,900,000, respectively, and higher legal fees of $1,000,000 and $1,700,000, respectively.

Property Management and Services

A summary of results of operations for the property management and services segment for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income	$38,629	$44,617	$102,198	$123,202

Expenses:
Direct operating expenses	25,736	34,229	76,539	92,117
Salaries and incentive compensation	1,172	1,427	3,604	4,138
Depreciation and amortization	870	1,380	2,784	4,071
Selling, general and other expenses	3,236	3,450	11,856	13,830
	31,014	40,486	94,783	114,156

Income before income taxes	$7,615	$4,131	$7,415	$9,046

ResortQuest’s average daily rates (“ADR”) declined approximately 7% and 13%, respectively, in the three and nine month 2009 periods as compared to the same periods in 2008, principally due to a decrease in ResortQuest’s rental management properties in certain locations that typically have higher ADRs, and for the nine month 2009 period discounts given in all markets due to competition and excess availability and fewer reservations for its ski locations, which typically have higher ADRs than beach locations.  ResortQuest’s occupancy percentage for the three month 2009 period was unchanged compared to the same period in 2008 and was approximately 6% lower for the nine month 2009 period as compared to the 2008 period.

ResortQuest’s net real estate brokerage revenues were $1,100,000 and $1,200,000 for the three month 2009 and 2008 periods, respectively, and $3,000,000 and $7,800,000 for the nine month 2009 and 2008 periods, respectively.  The 2008 revenue was principally recorded upon the completion of certain large development projects.  As more fully discussed in the 2008 10-K, ResortQuest’s real estate brokerage business, which is concentrated in Northwest Florida, tends to be cyclical, and has been and will continue to be negatively impacted by the depressed real estate market.

The decline in direct operating expenses in the three and nine month 2009 periods as compared to the same periods in 2008 principally reflects workforce reductions and other related cost saving initiatives, and the exiting of certain rental management locations.  The reduction in selling, general and other expenses in the 2009 periods primarily reflects lower advertising costs.

Gaming Entertainment

A summary of results of operations for Premier for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income	$26,971	$26,316	$79,745	$94,668

Expenses:
Direct operating expenses	20,571	23,674	59,822	72,242
Interest	114	206	384	729
Salaries and incentive compensation	502	584	1,510	1,891
Depreciation and amortization	4,073	4,373	12,363	12,754
Selling, general and other expenses	548	1,733	1,973	2,540
	25,808	30,570	76,052	90,156

Income (loss) before income taxes	$1,163	$(4,254)	$3,693	$4,512

Revenues and other income for the nine month period ended September 30, 2008 include a $7,300,000 gain from the settlement and collection of Premier’s remaining insurance claim relating to Hurricane Katrina and for the three and nine month 2008 periods, $800,000 and $5,600,000, respectively, resulting from capital contributions from the noncontrolling interest.  In prior periods, the Company recorded 100% of the losses after cumulative loss allocations to the noncontrolling interest (classified as minority interest prior to January 1, 2009) had reduced the noncontrolling interest to zero.  Since the noncontrolling interest remained at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the noncontrolling interest losses that were not previously allocated to the noncontrolling interest.

Premier’s gaming revenues for the three month 2009 period increased approximately 5% as compared to the same period in 2008 and was largely unchanged for the nine month 2009 period as compared to the same period in 2008, while the local gaming market declined substantially in both periods.  Revenues from non-casino operations also increased in the third quarter of 2009 as compared to the third quarter of 2008 but declined during the nine month 2009 period primarily due to Premier offering more of its hotel rooms complementary to its casino customers, and lower ticket prices and fewer tickets sold for concerts.  Premier’s revenues for the third quarter of 2008 were impacted by multiple hurricanes that threatened the Mississippi Gulf Coast, one of which caused Premier’s closure over the Labor Day weekend, resulting in lost business.

The decrease in direct operating expenses in the 2009 periods as compared to the same periods in 2008 reflects reductions in workforce and other cost reductions implemented by Premier during the fourth quarter of 2008.  Selling, general and other expenses for the 2008 periods include $900,000 of charges relating to Hurricane Gustav, primarily to write off damaged assets, for which there was not any insurance recovery.  Premier believes that current adverse economic conditions are likely to continue to have a negative impact on the local gaming market in 2009, which could cause competition among gaming operations in Biloxi to escalate.  Since Premier’s competitors in the Gulf Coast gaming market have been in operation longer, they have more established gaming operations and customer databases, and many are larger and have greater financial resources.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income	$5,071	$3,722	$13,647	$10,312

Expenses:
Interest	510	1,654	1,802	2,859
Depreciation and amortization	2,358	2,293	7,094	5,195
Other operating expenses, including impairment
charges described below	3,879	5,556	83,009	13,760
	6,747	9,503	91,905	21,814

Loss before income taxes	$(1,676)	$(5,781)	$(78,258)	$(11,502)

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

As discussed above, during the second quarter of 2009, the Company determined that the carrying amount of the Company’s mixed use real estate project located in Myrtle Beach, South Carolina was not fully recoverable and recorded an impairment charge of $67,800,000, which is included in other operating expenses for the nine month 2009 period.  Other operating expenses for the 2008 periods include an impairment charge of $1,100,000 for certain real estate properties held for sale.  Real estate revenues and other income include $1,000,000 and $(400,000), respectively, for the nine month periods ended September 30, 2009 and 2008 of income (charges) related to the accounting for the mark-to-market value of an interest rate derivative (which was terminated during the second quarter of 2009) relating to the Myrtle Beach project’s debt obligation; the amount for the three month 2008 period was not material.  Other operating expenses for the nine month 2009 period also includes $1,400,000 representing the net book value of land and buildings that was contributed to a local municipality in the first quarter of 2009.

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

Medical Product Development

A summary of results of operations for Sangart for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income	$53	$117	$5,125	$522

Expenses:
Salaries and incentive compensation	1,907	3,504	6,922	8,910
Depreciation and amortization	223	200	613	567
Selling, general and other expenses	2,906	5,544	11,270	18,565
	5,036	9,248	18,805	28,042

Loss before income taxes	$(4,983)	$(9,131)	$(13,680)	$(27,520)

Revenues and other income for the nine month 2009 period includes $5,000,000 for insurance proceeds received upon the death of Sangart’s former chief executive officer.  Sangart’s losses reflect research and development costs (which are included in selling, general and other expenses) of $1,300,000 and $3,500,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $3,400,000 and $13,000,000 for the nine month periods ended September 30, 2009 and 2008, respectively (including acquired research and development of $2,100,000 for the 2008 periods, which was expensed under prior GAAP).  Research and development costs declined in 2009 primarily due to the completion during 2008 of the Phase III clinical trials in Europe of MP4, formerly known as Hemospan®, Sangart’s current medical product candidate.  Selling, general and other expenses for the three and nine month 2009 periods also reflect $400,000 and $1,200,000, respectively, of greater royalty expenses, and for the nine month 2009 period $700,000 of increased costs for severance and $800,000 of increased professional fees.  The decrease in salaries and incentive compensation expense in the 2009 periods principally reflects headcount reductions.

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

Other Operations

A summary of results of operations for other operations for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income	$13,439	$11,640	$38,188	$40,111

Expenses:
Interest	7	53	25	71
Salaries and incentive compensation	2,036	2,688	6,367	8,222
Depreciation and amortization	1,401	1,447	4,399	3,875
Selling, general and other expenses	14,983	18,668	54,784	54,500
	18,427	22,856	65,575	66,668

Loss before income taxes	$(4,988)	$(11,216)	$(27,387)	$(26,557)

The decrease in revenues and other income for the nine month 2009 period as compared to the 2008 period principally reflects reduced revenues at winery operations of $2,100,000, which reflects generally unfavorable economic conditions and $2,700,000 less income from purchased delinquent credit card receivables.  Revenues for the nine month 2009 period also include $3,100,000 from a power production facility that burns waste biomass to produce electricity, which commenced operations in the fourth quarter of 2008.  Salaries and incentive compensation declined during 2009 primarily due to workforce and compensation reductions and lower estimated incentive bonus expense at winery operations.  The change in selling, general and other expenses for the three and nine month 2009 periods as compared to the same periods in 2008 reflects expenses (largely professional fees and other costs) related to the investigation and evaluation of energy projects, ($4,000,000 and $8,500,000 for the three month 2009 and 2008 periods, respectively, and $16,100,000 and $21,600,000 for the nine month 2009 and 2008 periods, respectively); greater operating expenses incurred by the power production facility of $1,400,000 and $4,300,000, respectively, for the three and nine month periods; charges at winery operations to reduce the carrying amount of wine inventory that is expected to be sold as bulk wine or used in lower value bottled wine products of $4,700,000 for the nine month 2009 period; and a loss for the nine month 2008 period of $2,300,000 from asset disposals.

Corporate

A summary of results of operations for corporate for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues and other income (including net
securities gains (losses))	$36,840	$(32,920)	$74,744	$34,806

Expenses:
Interest	30,808	35,085	94,984	105,616
Salaries and incentive compensation	17,812	7,795	39,920	23,118
Depreciation and amortization	5,195	3,731	13,394	8,975
Selling, general and other expenses	12,431	12,517	65,707	49,882
	66,246	59,128	214,005	187,591

Loss before income taxes	$(29,406)	$(92,048)	$(139,261)	$(152,785)

Net securities gains (losses) for Corporate aggregated $9,600,000 and $(65,500,000), respectively, for the three months ended September 30, 2009 and 2008 and $(20,300,000) and $(38,200,000), respectively, for the nine months ended September 30, 2009 and 2008.  Net securities gains (losses) are net of impairment charges of $2,700,000 and $61,300,000, respectively, during three months ended September 30, 2009 and 2008 and $29,600,000 and $74,900,000, respectively, during the nine months ended September 30, 2009 and 2008.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time and the prospect for changes in its value in the future.  The decision could also be influenced by the status of the Company’s tax attributes or liquidity needs; however, sales in recent years have not been influenced by these considerations.  Therefore, the timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment and other income decreased $5,400,000 in the three month 2009 period and increased $22,000,000 in the nine month 2009 period as compared to the same periods in 2008.  Of these amounts, investment income declined $5,100,000 and $17,600,000, respectively, in the three and nine month 2009 periods as compared to the same periods in 2008, principally due to lower interest rates on a lower amount of fixed income securities.  Other income includes $19,700,000 and $20,000,000, respectively, for the three month 2009 and 2008 periods and $50,200,000 and $24,900,000, respectively, for the nine month 2009 and 2008 periods related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project, which commenced production in May 2008.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue’s debt agreements; payments are currently being deferred by FMG pursuant to those agreements.  Depreciation and amortization expenses include prepaid mining interest amortization of $2,400,000 and $1,300,000, respectively, for the three months ended September 30, 2009 and 2008 and $5,000,000 and $1,600,000, respectively, for the nine months ended September 30, 2009 and 2008, which is being amortized over time in proportion to the amount of ore produced. Other income for the nine month 2009 period also reflects a gain from a legal settlement of $10,500,000 and gains of $6,000,000 on the repurchase of an aggregate $35,600,000 principal amount of the Company’s 7% Senior Notes.  In addition, investment and other income reflects income (charges) of $200,000 and $(200,000), respectively, for the three months ended September 30, 2009 and 2008 and $1,000,000 and $(300,000), respectively, for the nine months ended September 30, 2009 and 2008 related to the accounting for mark-to-market values of corporate derivatives.  Investment and other income for the nine months ended September 30, 2008 includes $2,500,000 of foreign exchange gains.

The decrease in interest expense during the three and nine months ended September 30, 2009 as compared to the same periods in 2008 primarily reflects decreased interest expense related to the 3¾% Convertible Senior Subordinated Notes, $128,900,000 of which were converted in the fourth quarter of 2008 and $120,300,000 of which were converted principally in the second quarter of 2009, decreased interest expense related to the repurchased 7% Senior Notes and decreased interest expense related to the fixed rate repurchase agreements.

Salaries and incentive compensation expense increased in the three and nine months ended September 30, 2009 as compared to the same periods in 2008 principally due to greater accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan.  Bonus accruals under this plan are based on a percentage of pre-tax profits as defined in the plan.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $2,700,000 and $2,400,000, respectively, for the three months ended September 30, 2009 and 2008 and $8,100,000 and $7,200,000, respectively, for the nine months ended September 30, 2009 and 2008.

The increase in selling, general and other expenses during the nine month 2009 period as compared to the same period in 2008 principally reflects $25,300,000 of expenses incurred relating to the induced conversion of the Company’s 3¾% Convertible Senior Subordinated Notes, as discussed above, and $2,500,000 of greater amortization of debt issuance costs principally related to the debt conversions.  The increase also reflects $3,300,000 of greater pension expense.  Selling, general and other expenses for the nine month 2009 period also reflect a decrease as compared to the same period in 2008 for lower corporate aircraft expense of $4,600,000, primarily resulting from less usage and lower fuel costs, lower legal and other professional fees of $6,300,000 and lower severance expense of $4,300,000.

As of September 30, 2009 and December 31, 2008, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”).  As a result, the Company did not record any regular federal income tax expense for the nine month period ended September 30, 2009.  However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the nine months ended September 30, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $18,800,000 and $12,800,000 in accumulated other comprehensive income and income related to associated companies, respectively.  In addition, income tax expense for the nine month period ended September 30, 2009 includes state and foreign income taxes.

The income tax provisions for the nine month 2008 period reflects a credit of $222,200,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset.  The Company adjusted the valuation allowance since it believed it was more likely than not that it would have future taxable income sufficient to realize that portion of the net deferred tax asset.  In addition, as a result of the increased projected taxable income in certain state and local taxing jurisdictions, the Company recognized additional state and local net operating loss carryforward benefits of $12,500,000 as a reduction to income tax expense.  The nine month 2008 period also reflects the recognition of previously unrecognized tax benefits of $4,100,000 as a result of the expiration of the applicable statute of limitations.

Associated Companies

Income (losses) related to associated companies for the three and nine month periods ended September 30, 2009 and 2008 includes the following (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

ACF	$73,320	$51,562	$268,297	$(73,882)
Pershing Square	6,873	4,118	(4,638)	(27,777)
Jefferies	286,654	271,107	639,869	299,489
JHYH	23,596	(24,104)	30,620	(36,054)
HomeFed Corporation	678	444	388	245
Garcadia	2,738	769	(26,201)	5,160
Keen Energy	(3,753)	7,169	(6,457)	20,695
CLC	5,697	(8,413)	7,758	(3,917)
Wintergreen	–	(7,601)	1,078	(19,841)
Shortplus	–	478	(397)	10,737
IFIS	–	(44,150)	(1,917)	(44,495)
Highland Opportunity Fund L.P.	–	(20)	–	(17,161)
EagleRock	–	(2,231)	–	(11,746)
Other	(3,345)	(1,151)	(15,519)	(8,222)
Income related to associated companies
before income taxes	392,458	247,977	892,881	93,231
Income taxes	12,941	88,311	25,678	33,181
Income related to associated companies,
net of taxes	$379,517	$159,666	$867,203	$60,050

As discussed above, the Company accounts for its investments in ACF and Jefferies at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.

As discussed above, for the nine month period ending September 30, 2009, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000.

As discussed above, for the three and nine month periods ending September 30, 2008, the Company’s equity in losses of IFIS includes impairment charges of $36,100,000.

Discontinued Operations

During the third quarter of 2009, the Company received and recognized as income from discontinued operations an $8,600,000 distribution from its subsidiary, Empire, which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distribution, with the approval of the New York Insurance Department.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

During the third quarter of 2009, the Company received 636,300 of its common shares in connection with the resolution of a lawsuit related to its former subsidiary, WilTel, and recorded income from discontinued operations of $15,200,000 based on the market value of the common shares.  These shares were originally issued in connection with the acquisition of WilTel in 2003, and had been held in a fund for certain claims made against WilTel prior to the Company’s ownership.  The resolution of the lawsuit found that the claimants were not entitled to the shares and they were returned to the Company.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a)
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

Changes in internal control over financial reporting

(b)
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the Company's disclosure in the 2008 Form 10-K and its Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 concerning legal proceedings.

The previously disclosed trial in the IDT action, which had been scheduled to take place in October 2009, has been rescheduled to March 2010.  The case has been again reassigned to a new District of New Jersey judge.  The parties have scheduled a mediation for November 10, 2009.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
   (Registrant)

Date: November 5, 2009	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
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
101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.