Form 10-Q
period 2010-03-31
LEUCADIA NATIONAL CORP
filed 2010-05-05
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                           to

Commission File Number 1-5721

LEUCADIA NATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

New York (State or other jurisdiction of	13-2615557 (I.R.S. Employer
incorporation or organization)	Identification Number)

315 Park Avenue South, New York, New York (Address of principal executive offices)	10010-3607 (Zip Code)

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

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                          NO            X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at April 30, 2010:  243,312,154.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$218,983	$154,128
Investments	99,174	84,707
Trade, notes and other receivables, net	227,022	207,090
Prepaids and other current assets	116,845	105,549
Total current assets	662,024	551,474
Non-current investments ($218,032 and $210,364 collateralizing current liabilities)	2,114,684	2,128,238
Notes and other receivables, net	7,322	7,294
Intangible assets, net and goodwill	72,379	75,023
Other assets	516,822	520,202
Property, equipment and leasehold improvements, net	701,104	715,248
Investments in associated companies ($1,955,490 and $1,792,683 measured
using fair value option)	2,913,727	2,764,885

Total	$6,988,062	$6,762,364

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$201,011	$197,897
Deferred revenue	81,123	82,000
Other current liabilities	32,271	32,492
Debt due within one year	324,266	312,592
Total current liabilities	638,671	624,981
Other non-current liabilities	112,439	105,107
Long-term debt	1,657,428	1,657,779
Total liabilities	2,408,538	2,387,867

Commitments and contingencies

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 243,300,154 and 243,288,154 shares issued and
outstanding, after deducting 47,524,960 shares held in treasury	243,300	243,288
Additional paid-in capital	1,531,327	1,529,064
Accumulated other comprehensive income	997,543	985,032
Retained earnings	1,795,742	1,604,263
Total Leucadia National Corporation shareholders’ equity	4,567,912	4,361,647
Noncontrolling interest	11,612	12,850
Total equity	4,579,524	4,374,497

Total	$6,988,062	$6,762,364

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	2010	2009

Revenues and Other Income:
Manufacturing	$64,880	$51,611
Telecommunications	89,125	118,761
Oil and gas drilling services	20,785	–
Property management and service fees	22,088	28,251
Gaming entertainment	27,066	26,656
Investment and other income	51,431	51,347
Net securities gains (losses)	99,067	(26,283)
	374,442	250,343

Expenses:
Cost of sales:
Manufacturing	54,835	45,330
Telecommunications	77,741	103,492
Direct operating expenses:
Oil and gas drilling services	22,771	–
Property management and services	19,224	24,547
Gaming entertainment	19,898	19,647
Interest	31,491	33,387
Salaries and incentive compensation	24,400	20,699
Depreciation and amortization	21,804	15,277
Selling, general and other expenses	59,265	69,447
	331,429	331,826
Income (loss) before income taxes and income (losses) related
to associated companies	43,013	(81,483)
Income taxes	2,702	(24,304)

Income (loss) before income (losses) related to associated companies	40,311	(57,179)
Income (losses) related to associated companies, net of income tax
provision (benefit) of $5,912 and $(35,260)	151,194	(82,954)
Net income (loss)	191,505	(140,133)
Net (income) loss attributable to the noncontrolling interest	(26)	126
Net income (loss) attributable to Leucadia National
Corporation common shareholders	$191,479	$(140,007)

Earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Basic earnings (loss) per common share	$.79	$(.59)
Diluted earnings (loss) per common share	$.78	$(.59)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Net cash flows from operating activities:
Net income (loss)	$191,505	$(140,133)
Adjustments to reconcile net income (loss) to net cash used for operations:
Deferred income tax provision (benefit)	5,264	(60,583)
Depreciation and amortization of property, equipment and leasehold improvements	20,650	14,945
Other amortization	5,805	5,297
Share-based compensation	2,014	2,739
Provision for doubtful accounts	2,441	454
Net securities (gains) losses	(99,067)	26,283
(Income) losses related to associated companies	(157,106)	118,214
Distributions from associated companies	12,452	21,026
Net (gains) losses related to real estate, property and equipment, and other assets	(5,179)	1,254
Income related to Fortescue’s Pilbara project	(21,668)	(13,501)
Gain on buyback of debt	–	(5,320)
Investments classified as trading, net	–	(1,485)
Net change in:
Restricted cash	(7,340)	(5,000)
Trade, notes and other receivables	841	9,246
Prepaids and other assets	(3,689)	7,071
Trade payables and expense accruals	(19,453)	(50,638)
Other liabilities	580	688
Deferred revenue	(923)	(2,804)
Income taxes payable	1,042	5,780
Other	(216)	622
Net cash used for operating activities	(72,047)	(65,845)

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(6,519)	(6,185)
Acquisitions of and capital expenditures for real estate investments	(2,105)	(4,154)
Proceeds from disposals of real estate, property and equipment, and other assets	3,043	1,069
Net change in restricted cash	(208)	308
Advances on notes and other receivables	(2,021)	–
Collections on notes, loans and other receivables	4,841	7,576
Investments in associated companies	(10,745)	(19,521)
Capital distributions from associated companies	2,121	23,833
Purchases of investments (other than short-term)	(141,186)	(890,821)
Proceeds from maturities of investments	46,005	68,044
Proceeds from sales of investments	233,607	857,565
Other	258	(707)
Net cash provided by investing activities	127,091	37,007

 (continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$12,898	$24,582
Reduction of debt	(2,084)	(27,532)
Issuance of common shares	261	–
Other	(1,264)	(1,030)
Net cash provided by (used for) financing activities	9,811	(3,980)
Net increase (decrease) in cash and cash equivalents	64,855	(32,818)
Cash and cash equivalents at January 1,	154,128	237,503
Cash and cash equivalents at March 31,	$218,983	$204,685

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$58,843	$61,628
Income tax payments (refunds), net	$2,308	$(4,761)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2010 and 2009
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2009	$238,499	$1,413,595	$(29,280)	$1,053,983	$2,676,797	$18,594	$2,695,391
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of taxes of $62,827			109,854		109,854		109,854
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $1,608			(2,811)		(2,811)		(2,811)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $167			291		291		291
Net change in pension liability and
postretirement benefits, net of taxes
of $198			344		344		344
Net loss				(140,007)	(140,007)	(126)	(140,133)
Comprehensive loss					(32,329)	(126)	(32,455)
Contributions from noncontrolling interests						226	226
Distributions to noncontrolling interests						(1,256)	(1,256)
Change in interest in consolidated subsidiary		(1,918)			(1,918)	1,918	–
Share-based compensation expense		2,739			2,739		2,739

Balance, March 31, 2009	$238,499	$1,414,416	$78,398	$913,976	$2,645,289	$19,356	$2,664,645

Balance, January 1, 2010	$243,288	$1,529,064	$985,032	$1,604,263	$4,361,647	$12,850	$4,374,497
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of taxes of $679			18,202		18,202		18,202
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $72			(5,153)		(5,153)		(5,153)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $4			(1,005)		(1,005)		(1,005)
Net change in pension liability and
postretirement benefits, net of taxes
of $7			467		467		467
Net income				191,479	191,479	26	191,505
Comprehensive income					203,990	26	204,016
Contributions from noncontrolling interests						272	272
Distributions to noncontrolling interests						(1,536)	(1,536)
Share-based compensation expense		2,014			2,014		2,014
Exercise of options to purchase common
shares	12	249			261		261

Balance, March 31, 2010	$243,300	$1,531,327	$997,543	$1,795,742	$4,567,912	$11,612	$4,579,524

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2009 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2009 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Effective January 1, 2010, the Company adopted new Financial Accounting Standards Board guidance for the accounting for transfers of financial assets, and guidance for the accounting and reporting of variable interest entities.  This adoption did not have any impact on the Company’s consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2010 presentation.

2.	Segment Information

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) before income taxes.  Certain information concerning the Company’s segments for the three month periods ended March 31, 2010 and 2009 is presented in the following table.

	2010	2009
	(In thousands)
Revenues and other income (a):
Manufacturing:
Idaho Timber	$43,298	$31,652
Conwed Plastics	21,601	20,073
Telecommunications	91,624	118,795
Oil and Gas Drilling Services	20,790	–
Property Management and Services	22,097	28,264
Gaming Entertainment	27,079	26,681
Domestic Real Estate	4,015	4,057
Medical Product Development	2	5,042
Other Operations	14,684	12,633
Corporate (b)	129,252	3,146
Total consolidated revenues and other income	$374,442	$250,343

Income (loss) before income taxes:
Manufacturing:
Idaho Timber	$386	$(4,223)
Conwed Plastics	2,768	2,742
Telecommunications	(1,960)	(1,309)
Oil and Gas Drilling Services	(11,277)	–
Property Management and Services	(1,939)	(3,403)
Gaming Entertainment	1,370	1,365
Domestic Real Estate	(2,055)	(5,578)
Medical Product Development	(5,313)	(1,955)
Other Operations (c)	(7,601)	(15,893)
Income (losses) related to Associated Companies	157,106	(118,214)
Corporate (b)	68,634	(53,229)
Total consolidated income (loss)
before income taxes	$200,119	$(199,697)

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)
Corporate includes impairment charges for securities of $1,000,000 and $22,700,000 for the three month periods ended March 31, 2010 and 2009, respectively. In 2010, security gains include a gain of $94,900,000 from the sale of certain of the Company’s common shares of Fortescue Metals Group Ltd (“Fortescue”); see Note 4 for further information.

(c)
Other operations includes pre-tax losses of $8,000,000 and $8,800,000 for the three month periods ended March 31, 2010 and 2009, respectively, for investigation and evaluation of various energy related projects.  There were no material operating revenues associated with these activities.

For the three month periods ended March 31, 2010 and 2009, segment operating results include depreciation and amortization expenses and interest expense as follows:

	2010	2009
	(In thousands)
Depreciation and amortization expenses:
Manufacturing (a):
Idaho Timber	$1,940	$2,089
Conwed Plastics	2,063	2,121
Telecommunications	1,350	893
Oil and Gas Drilling Services	6,384	–
Property Management and Services	793	1,007
Gaming Entertainment	4,192	4,155
Domestic Real Estate	1,608	2,369
Medical Product Development	215	194
Other Operations (a)	1,860	2,479
Corporate	5,076	3,927
Total consolidated depreciation and
amortization expenses	$25,481	$19,234

Interest expense:
Manufacturing:
Idaho Timber	$–	$–
Conwed Plastics	–	–
Telecommunications	–	10
Oil and Gas Drilling Services	351	–
Property Management and Services	–	–
Gaming Entertainment	109	140
Domestic Real Estate	509	623
Medical Product Development	–	–
Other Operations	5	9
Corporate	30,517	32,605

Total consolidated interest expense	$31,491	$33,387

(a) Includes amounts classified as cost of sales.

3.	Investments in Associated Companies

A summary of investments in associated companies at March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting (a):
Jefferies High Yield Holdings, LLC (“JHYH”)	$320,058	$318,047
Cobre Las Cruces, S.A. (“CLC”)	195,036	211,645
Garcadia	36,096	35,359
HomeFed Corporation (“HomeFed”)	44,538	44,975
Pershing Square IV, L.P. (“Pershing Square”)	37,583	33,538
Brooklyn Renaissance Plaza	30,330	29,875
Berkadia Commercial Mortgage LLC (“Berkadia”)	236,563	240,030
Other	58,033	58,733
Total accounted for under the equity method of accounting	958,237	972,202

Investments in associated companies carried at fair value:
Jefferies Group, Inc. (“Jefferies”)	1,150,016	1,152,931
AmeriCredit Corp. (“ACF”)	805,474	639,752
Total accounted for at fair value	1,955,490	1,792,683

Total investments in associated companies	$2,913,727	$2,764,885

(a)
Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

The Company owns approximately 25% of the outstanding voting securities of ACF, a company listed on the New York Stock Exchange (“NYSE”) (Symbol: ACF).  ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically for consumers who are typically unable to obtain financing from other sources.  Income (losses) related to associated companies include unrealized gains (losses) resulting from changes in the fair value of ACF of $158,500,000 and $(58,300,000) for the three month periods ended March 31, 2010 and 2009, respectively.

The Company owns approximately 28% of the outstanding voting securities of Jefferies, a company listed on the NYSE (Symbol: JEF).  Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.  Income (losses) related to associated companies include unrealized losses resulting from changes in the fair value of Jefferies of $2,900,000 and $12,600,000 for the three month periods ended March 31, 2010 and 2009, respectively.

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

The following tables provide summarized data with respect to significant investments in associated companies for the periods the investments were owned by the Company.  The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2010 (in thousands).

	March 31,	March 31,
	2010	2009

ACF:
Total revenues	$361,100	$492,400
Income (loss) from continuing operations before extraordinary items	63,200	(2,400)
Net income (loss)	63,200	(2,400)

Jefferies:
Total revenues	$658,600	$405,900
Income from continuing operations before extraordinary items	74,100	38,300
Net income	74,100	38,300

During 2007, the Company and Jefferies formed JHYH and each initially committed to invest $600,000,000.  The Company invested $250,000,000 in cash plus its $100,000,000 investment in Jefferies Partners Opportunity Fund II, LLC during 2007; any request for additional capital contributions from the Company requires the consent of the Company’s designees to the Jefferies board.  The Company does not anticipate making additional capital contributions in the near future.  Through its wholly-owned subsidiary, JHYH makes markets in high yield and special situation securities and provides research coverage on these types of securities.  Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH’s board, and each own 50% of the voting securities.  The organizational documents also permit passive investors to invest up to $800,000,000.  Jefferies also received additional JHYH securities entitling it to 20% of the profits.  The voting and non-voting interests are entitled to a pro rata share of the profits of JHYH, and are mandatorily redeemable in 2013, with an option to extend up to three additional one-year periods.  Under GAAP, JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary.  The Company owns less than 50% of JHYH’s capital, including its indirect interest through its investment in Jefferies.  The Company has not provided any guarantees, nor is it contingently liable for any of JHYH’s liabilities, all of which are non-recourse to the Company.  The Company’s maximum exposure to loss as a result of its investment in JHYH is limited to the book value of its investment plus any additional capital it decides to invest.

4.	Investments

A summary of investments classified as current assets at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010		December 31, 2009
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$94,842	$95,008	$80,788	$80,805
Other investments, including accrued interest income	4,251	4,166	4,034	3,902
Total current investments	$99,093	$99,174	$84,822	$84,707

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at March 31, 2010 and December 31, 2009 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2010
Bonds and notes:
U.S. Government and agencies	$93,226	$8	$7	$93,227
All other corporates	1,616	165	–	1,781
Total fixed maturities	$94,842	$173	$7	$95,008

December 31, 2009
Bonds and notes:
U.S. Government and agencies	$80,404	$26	$11	$80,419
All other corporates	384	2	–	386
Total fixed maturities	$80,788	$28	$11	$80,805

A summary of non-current investments at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010			December 31, 2009
					Carrying Value
	Amortized	Carrying	Estimated	Amortized	and Estimated
	Cost	Value	Fair Value	Cost	Fair Value

Investments available for sale	$755,207	$1,957,198	$1,957,198	$780,048	$1,964,268
Other investments	157,848	157,486	223,486	163,983	163,970
Total non-current investments	$913,055	$2,114,684	$2,180,684	$944,031	$2,128,238

Non-current available for sale investments include 5,600,000 common shares of Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost of $78,000,000 and carrying values of $325,500,000 and $339,100,000 at March 31, 2010 and December 31, 2009, respectively.  The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.

The Company’s investment in Fortescue and its subsidiary, FMG Chichester Pty Ltd (“FMG”), consists of 247,986,000 common shares of Fortescue, representing approximately 8% of the outstanding Fortescue common stock at March 31, 2010, and a $100,000,000 note of FMG that matures in August 2019.  Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG), and the shares held by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws.  The Fortescue shares, which are included in non-current available for sale investments, have a cost of $219,700,000 and $246,300,000 and market values of $1,114,500,000 and $1,108,000,000 at March 31, 2010 and December 31, 2009, respectively.  In February 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a net securities gain of $94,900,000 in the first quarter of 2010.

Interest on the FMG note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  The note is unsecured and subordinate to the project’s senior secured debt.  Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments on the note are currently being deferred by FMG due to covenants contained in the project’s senior secured debt.  Any interest payment that is deferred earns simple interest at an annual rate of 9.5%.  The Company recorded interest on the FMG note of $21,700,000 and $13,500,000 for the three month periods ended March 31, 2010 and 2009, respectively; the aggregate accrued interest receivable balance was $128,200,000 at March 31, 2010.  For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest.  The prepaid mining interest was initially classified with other non-current assets and is being amortized to expense as the 4% of revenue is earned.  Depreciation and amortization expense includes prepaid mining interest amortization of $2,300,000 and $1,200,000 for the three month periods ended March 31, 2010 and 2009, respectively; the prepaid mining interest balance was $171,900,000 and $174,300,000 at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, other non-current investments include investments in private equity funds where the Company’s voting interest isn’t large enough to apply the equity method of accounting ($50,500,000 and $52,800,000, respectively), a portfolio of non-agency mortgage backed bond securitizations where the underlying assets are various individual mortgage loans ($10,600,000 and $14,000,000, respectively), the zero coupon note payable by FMG discussed above ($33,200,000 and $32,200,000, respectively), a stock interest in Light and Power Holdings, Ltd., the electric utility in Barbados (“LPH”), ($18,800,000 in both periods),  an investment in IFIS Limited (“IFIS”), a private Argentine company, ($11,200,000 in both periods) and various other non-publicly traded interests in equity and debt securities ($33,200,000 and $35,000,000, respectively).  The investments in bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The Company estimates the future cash flows for the securitization interests to determine the accretable yield; increases in estimated cash flows are accounted for as a yield adjustment on a prospective basis but decreases in estimated cash flows below amortized cost are recognized as impairments.  Contractual cash flows in excess of estimated cash flows are not part of the accretable yield.  The market for these securities is highly illiquid and they rarely trade.  On a regular basis the Company re-estimates future cash flows and records impairment charges if appropriate.  The remaining other investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

See Notes 14 and 15 for more information on the estimated fair value of LPH, which is the difference between the carrying amount and estimated fair value of other non-current investments in the table above as of March 31, 2010.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at March 31, 2010 and December 31, 2009 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2010
Bonds and notes:
U.S. Government and agencies	$816	$2	$–	$818
U.S. Government-Sponsored Enterprises	373,070	7,523	517	380,076
All other corporates	28,623	234	26	28,831
Total fixed maturities	402,509	7,759	543	409,725

Equity securities:
Preferred stock	172	13	–	185
Common stocks:
Banks, trusts and insurance companies	16,340	16,945	–	33,285
Industrial, miscellaneous and all other	336,186	1,177,979	162	1,514,003
Total equity securities	352,698	1,194,937	162	1,547,473

	$755,207	$1,202,696	$705	$1,957,198

December 31, 2009
Bonds and notes:
U.S. Government and agencies	$25,858	$–	$67	$25,791
U.S. Government-Sponsored Enterprises	352,251	6,391	422	358,220
All other corporates	22,969	228	13	23,184
Total fixed maturities	401,078	6,619	502	407,195

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	14,925	–	31,265
Industrial, miscellaneous and all other	362,630	1,163,255	77	1,525,808
Total equity securities	378,970	1,178,180	77	1,557,073

	$780,048	$1,184,799	$579	$1,964,268

The amortized cost and estimated fair value of non-current investments classified as available for sale at March 31, 2010, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$18,472	$18,652
Due after five years through ten years	–	–
Due after ten years	–	–
	18,472	18,652
Mortgage-backed and asset-backed securities	384,037	391,073
	$402,509	$409,725

Net unrealized gains on investments were $1,052,400,000 and $1,034,200,000 at March 31, 2010 and December 31, 2009, respectively.  Reclassification adjustments included in comprehensive income for the three month period ended March 31, 2010 are as follows (in thousands):

Net unrealized holding gains arising during the period, net of taxes
of $3,824	$110,384
Less: reclassification adjustment for net gains included in net income,
net of taxes of $3,145	(92,182)
Net change in unrealized gains (losses) on investments, net of taxes
of $679	$18,202

At March 31, 2010, the Company’s investments which have been in a continuous unrealized loss position for less than 12 months had an aggregate fair value of $72,400,000; the aggregate unrealized loss on those investments was $700,000.  At March 31, 2010, the Company’s investments which have been in a continuous unrealized loss position for 12 months or longer were not material.

Securities with book values of $8,800,000 at March 31, 2010 and December 31, 2009, collateralized certain swap agreements and a letter of credit.

5.	Inventory

A summary of inventory (which is included in the caption prepaids and other current assets) at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$7,448	$5,396
Work in process	14,049	12,352
Finished goods	41,927	43,461
	$63,424	$61,209

6.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009

Intangibles:
Customer relationships, net of accumulated amortization of $39,309
and $37,349	$43,547	$45,732
Licenses, net of accumulated amortization of $1,889 and $1,730	10,159	10,318
Trademarks and tradename, net of accumulated amortization of $1,253
and $1,123	4,909	5,066
Patents, net of accumulated amortization of $809 and $769	1,551	1,591
Other, net of accumulated amortization of $2,814 and $2,711	2,897	3,000
Goodwill	9,316	9,316
	$72,379	$75,023

Amortization expense on intangible assets was $2,400,000 and $2,600,000 for the three month periods ended March 31, 2010 and 2009, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2010 (for the remaining nine months) - $7,400; 2011 - $9,400; 2012 - $8,900; 2013 - $8,700; and 2014 - $8,500.

The goodwill in the above table relates to Conwed Plastics ($8,100,000) and STi Prepaid ($1,200,000).

7.	Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income (loss), net of taxes at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009

Net unrealized gains on investments	$1,052,366	$1,034,164
Net unrealized foreign exchange gains (losses)	(1,129)	4,024
Net unrealized gains on derivative instruments	–	1,005
Net minimum pension liability	(56,377)	(56,948)
Net postretirement benefit	2,683	2,787
	$997,543	$985,032

8.	Derivative Financial Instruments

The Company reflects its derivative financial instruments in its balance sheet at fair value.  The Company has from time to time utilized derivative financial instruments to manage the impact of changes in interest rates on certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities.  Although the Company believes that its derivative financial instruments are practical economic hedges of the Company’s risks, except for the hedge of the net investment in foreign subsidiaries, they have not met the effectiveness criteria under GAAP, and therefore have not been accounted for as hedges.

At March 31, 2010, the Company’s derivative instrument, which is not designated as a hedge, is an interest rate swap contract that is included in other non-current liabilities at aggregate fair value of $1,700,000.  The total notional amount of this pay fixed/receive variable interest rate swap was $34,500,000.  Investment and other income includes changes in the fair values of derivatives of $300,000 and $900,000 for the three month periods ended March 31, 2010 and 2009, respectively.

9.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three month periods ended March 31, 2010 and 2009 related to defined benefit pension plans included the following components (in thousands):

	2010	2009

Interest cost	$3,121	$3,107
Expected return on plan assets	(2,158)	(1,943)
Actuarial loss	507	537
Amortization of prior service cost	1	1
Net pension expense	$1,471	$1,702

The Company did not make any contributions to its defined benefit pension plans during the first quarter of 2010.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not material in each of the three month periods ended March 31, 2010 and 2009.

10.	Share-Based Compensation

Salaries and incentive compensation expense included $2,000,000 and $2,700,000 for the three month periods ended March 31, 2010 and 2009, respectively, for share-based compensation expense relating to grants previously made under the Company’s senior executive warrant plan and fixed stock option plan.  During the three month 2010 period, 100,000 options were granted to an officer of the Company under the Company’s stock option plan at an exercise price of $24.37 per share, the market price on the grant date.

11.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at March 31, 2010 was $9,100,000 (including $2,700,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $500,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2005.  The Company’s New York State and New York City income tax returns are currently being audited for the 2003 to 2005 period.

As of March 31, 2010 and December 31, 2009, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”).  As a result, the Company did not record any regular federal income tax expense for the three month period ended March 31, 2010.  However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the three month period ended March 31, 2010, the Company recorded provisions for deferred federal minimum taxes payable of $400,000 and $3,100,000 in accumulated other comprehensive income and income (losses) related to associated companies, respectively.  In addition, income tax expense for the three month period ended March 31, 2010 includes current federal minimum taxes and state and foreign income taxes.

For the three month period ended March 31, 2009, loss from operations reflects a federal income tax benefit only to the extent of the federal tax provision recorded in accumulated other comprehensive income.  The Company did not record a full federal income tax benefit for its loss from operations and has recorded a full valuation allowance against its net federal deferred tax asset, since the Company does not believe it is more likely than not that it will realize its net federal deferred tax asset.

12.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three month periods ended March 31, 2010 and 2009 are as follows (in thousands):

	2010	2009 (a)

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National
Corporation common shareholders for basic
earnings (loss) per share	$191,479	$(140,007)
Interest on 3¾% Convertible Notes	960	–
Net income (loss) attributable to Leucadia National
Corporation common shareholders for diluted
earnings (loss) per share	$192,439	$(140,007)

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	243,291	238,499
Stock options (b)	54	–
Warrants (c)	–	–
3¾% Convertible Notes	4,249	–
Denominator for diluted earnings (loss) per share	247,594	238,499

(a)
For 2009, 9,627,000 shares, which would be issued upon conversion of the 3¾% Convertible Notes, and options to purchase 1,000 shares were not included in the computation of diluted loss per share as the effect was antidilutive due to the Company’s operating loss.

(b)
Options to purchase 1,724,500 weighted average shares of common stock were outstanding during the three month period ended March 31, 2010 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(c)
Warrants to purchase 4,000,000 shares of common stock at $28.515 per share were outstanding during the three month periods ended March 31, 2010 and 2009, but were not included in the computation of diluted earnings (loss) per share because the warrants’ exercise price was greater than the average market price of the common shares.

(d)	Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

13.	Indebtedness

Debt due within one year includes $210,800,000 and $198,600,000 as of March 31, 2010 and December 31, 2009, respectively, relating to repurchase agreements.  At March 31, 2010, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.2%, mature in April 2010 and are collateralized by non-current investments with a carrying value of $218,000,000.

14.	Fair Value

Aggregate information concerning assets and liabilities at March 31, 2010 and December 31, 2009 that are measured at fair value on a recurring basis is presented below (in thousands):

	March 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$93,227	$93,227	$–
All other corporates	1,781	1,595	186
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	818	818	–
U.S. Government-Sponsored Enterprises	380,076	–	380,076
All other corporates	28,831	28,831	–
Equity securities:
Preferred stock	185	185	–
Common stocks:
Banks, trusts and insurance companies	33,285	33,285	–
Industrial, miscellaneous and all other	1,514,003	1,514,003	–
Investments in associated companies	1,955,490	1,955,490	–
Total	$4,007,696	$3,627,434	$380,262

Other current liabilities	$(1,760)	$(1,760)	$–
Other non-current liabilities	(1,686)	–	(1,686)
Total	$(3,446)	$(1,760)	$(1,686)

	December 31, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$80,419	$80,419	$–
All other corporates	386	386	–
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	25,791	25,791	–
U.S. Government-Sponsored Enterprises	358,220	–	358,220
All other corporates	23,184	22,998	186
Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,265	31,265	–
Industrial, miscellaneous and all other	1,525,808	1,525,808	–
Investments in associated companies	1,792,683	1,792,683	–
Total	$3,837,756	$3,479,350	$358,406

Other current liabilities	$(1,428)	$(1,114)	$(314)
Other non-current liabilities	(1,935)	–	(1,935)
Total	$(3,363)	$(1,114)	$(2,249)

At March 31, 2010 and December 31, 2009, the Company did not have material fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.

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

Aggregate information concerning assets and liabilities at March 31, 2010 and December 31, 2009 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

	March 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other non-current investments (a)	$1,000	$–	$–	$1,000

	December 31, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held and used (b)	$2,900	$–	$–	$2,900
Other non-current investments (a)	2,300	–	–	2,300
Long-lived assets held for sale (c)	2,200	–	2,200	–

(a)
At March 31, 2010 and December 31, 2009, represents investments aggregating $1,000,000 and $2,300,000, respectively, in non-agency mortgage-backed bond securitizations.  The investments in non-agency mortgage-backed bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The market for these securities is highly illiquid and they rarely trade.  The fair values were primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporated assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates.

Included in net securities gains (losses) in the consolidated statement of operations for the three month periods ended March 31, 2010 and 2009 are impairment charges aggregating $1,000,000 and $8,300,000, respectively (which included $1,000,000 and $6,100,000, respectively, for non-agency mortgage-backed bond securitizations, and for the 2009 period $2,200,000 for a non-public equity security and a private equity fund).

(b)
As more fully discussed in the 2009 10-K, Idaho Timber decided to close one of its plants.  Idaho Timber evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles.  As of December 31, 2009, the carrying values of long-lived assets held and used and intangible assets were written down to fair values of $700,000 and $0, respectively. The fair values were determined using the present value of expected future cash flows.  As of December 31, 2009, the Company also wrote down a real estate property that under GAAP is considered to be held and used, but which the Company had recently decided to sell.  The Company wrote down this real estate property to fair value of $2,200,000, primarily using market information for similar assets.

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

Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage-backed bond securitizations where the underlying assets are various individual mortgage loans, the FMG note, the stock interest in LPH, the stock interest in IFIS and various other non-publicly traded interests in equity and debt securities.  For the investments in private equity funds, IFIS and the FMG note, the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value.  For the bond securitization portfolio, future cash flows are re-estimated on a regular basis for each security to determine if impairment charges are required; accordingly the Company has concluded that the carrying amount of these securities approximates their fair values.  The fair value of LPH is the cash consideration expected to be received from an unaffiliated third party who is purchasing the investment in the second quarter of 2010.  The fair values of the Company’s other non-publicly traded interests in equity and debt securities that are accounted for under the cost method (aggregating $33,200,000 and $35,000,000 at March 31, 2010 and December 31, 2009, respectively) were considered to be at least equal to the carrying amount.  For these non-publicly traded interests in equity and debt securities, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.

(b)	Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c)	Notes receivable: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d)
Long-term and other indebtedness:  The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.  The fair value of certain debt that was previously reported as being in default is the value of its collateral.

(e)	Swap agreements: The fair values of the interest rate swap and currency rate swap agreements are based on rates currently available for similar agreements.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$99,174	$99,174	$84,707	$84,707
Non-current	2,114,684	2,180,684	2,128,238	2,128,238
Cash and cash equivalents	218,983	218,983	154,128	154,128
Notes receivable:
Current	1,149	1,149	906	906
Non-current	2,618	2,618	2,618	2,618

Financial Liabilities:
Debt:
Current	324,266	290,383	312,592	281,481
Non-current	1,657,428	1,708,961	1,657,779	1,652,616
Securities sold not owned	1,760	1,760	1,114	1,114

Swap agreements:
Interest rate swaps	(1,686)	(1,686)	(1,935)	(1,935)
Foreign currency swaps	–	–	(314)	(314)

15.	Subsequent Event

In May 2010, the Company entered into an agreement to sell its investment in LPH for cash consideration of $85,000,000.  The Company expects to report a pre-tax gain of approximately $66,000,000 in the second quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 10-K.

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

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the three month period ended March 31, 2010, the market value of the Company’s investment in the common shares of Fortescue increased from $988,400,000 at December 31, 2009 (excluding shares sold in 2010) to $1,114,500,000 at March 31, 2010, and the market value of the Company’s investment in Inmet decreased from $339,100,000 at December 31, 2009 to $325,500,000 at March 31, 2010.  The change in the market values of the Company’s investments in ACF and Jefferies, for which the fair value option was elected, was reflected in operations as a component of income (losses) related to associated companies.  During the three month period ended March 31, 2010, the Company recognized unrealized gains (losses) related to its investments in ACF and Jefferies of $158,500,000 and $(2,900,000), respectively.  For the three month 2010 period, the Company also recorded impairment losses for declines in value of securities deemed to be other than temporary in its consolidated statement of operations of $1,000,000, reflected as a component of net securities gains (losses).

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of March 31, 2010, the sum of these amounts aggregated $2,432,800,000.  However, since $472,400,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Parent’s liquidity needs.  The $1,960,400,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue common shares of $1,114,500,000 and the Inmet common shares of $325,500,000).  The Parent’s available liquidity, and the investment income realized from the Parent’s cash, cash equivalents and marketable securities is used to meet the Parent company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

In February 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a net securities gain of $94,900,000 in the first quarter of 2010.

In May 2010, the Company entered into an agreement to sell its investment in LPH for cash consideration of $85,000,000.

Consolidated Statements of Cash Flows

Net cash of $72,000,000 and $65,800,000 was used for operating activities in the three month periods ended March 31, 2010 and 2009, respectively.  The change in operating cash flows reflects decreased distributions of earnings from associated companies and greater income tax payments.  STi Prepaid’s telecommunications operations generated funds from operating activities of $900,000 during the 2010 period and used funds of $1,600,000 during the 2009 period.  The Company’s property management services segment generated funds from operating activities of $3,200,000 during the 2010 period and used funds of $1,300,000 during the 2009 period, primarily reflecting a greater amount of funds received from customers relating to future revenues.  Keen, which became a consolidated subsidiary in November 2009, generated funds of $1,800,000 during the first quarter of 2010; Premier generated funds of $4,100,000 and $7,100,000 during the 2010 and 2009 periods, respectively; and the Company’s manufacturing segments used funds of $3,500,000 and $100,000 during the 2010 and 2009 periods, respectively, primarily reflecting increased investment in inventory and greater profitability.  Funds used by Sangart, a development stage company, increased to $5,300,000 during 2010 from $3,200,000 during the 2009 period.  In 2010, distributions from associated companies principally include earnings distributed by Berkadia ($6,000,000), Jefferies ($3,600,000) and Garcadia ($2,600,000).  In 2009, distributions from associated companies principally include earnings distributed by HFH ShortPLUS Fund, L.P. (“Shortplus”) ($14,500,000), Keen ($3,600,000) and Garcadia ($1,800,000).

Net cash of $127,100,000 was provided by investing activities in the three month period ended March 31, 2010 as compared to $37,000,000 of cash provided by investing activities in the three month period ended March 31, 2009.  Investments in associated companies include CLC ($2,700,000) and ACF ($7,200,000) in 2010 and CLC ($12,500,000) in 2009.  Capital distributions from associated companies include Berkadia ($2,100,000) in 2010 and Keen ($19,000,000) and Shortplus ($4,800,000) in 2009.

Net cash of $9,800,000 was provided by financing activities in the three month period ended March 31, 2010 as compared to $4,000,000 of cash used for financing activities in the three month period ended March 31, 2009.  Reduction of debt for 2009 includes $25,600,000 for the buyback of $30,900,000 principal amount of the 7% Senior Notes.  Issuance of long-term debt for 2010 and 2009 primarily reflects the increase in repurchase agreements of $12,200,000 and $22,100,000, respectively.

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

Income Taxes - At March 31, 2010, the Company’s valuation allowance for its net deferred tax asset fully reserved for all of the potential future tax savings from federal net operating loss carryforwards (“NOLs”) and for a substantial portion of its state NOLs.  In accordance with GAAP, the Company records a valuation allowance to reduce its deferred tax asset to the net amount that is more likely than not to be realized.  The amount of any valuation allowance recorded does not in any way adversely affect the Company’s ability to use its NOLs to offset taxable income in the future.  If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future the Company were to determine that it would not be able to realize all or part of its net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  The Company is required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

During the second half of 2008 the Company recorded significant unrealized losses on many of its largest investments, recognized other than temporary impairments for a number of other investments and reported reduced profitability from substantially all of its operating businesses.  The worldwide economic downturn has adversely affected many of the Company’s operating businesses and investments, and the nature of the current economic difficulties make it impossible to reliably project how long the downturn will last.  Additionally, the 2008 losses recognized by the Company resulted in a cumulative loss in total comprehensive income (loss) during the three year period ending December 31, 2008.  In assessing the realizability of the net deferred tax asset at December 31, 2008, the Company concluded that its recent operating loss and the then current economic conditions worldwide be given more weight than its projections of future taxable income during the period that it has NOLs available (until 2030), and be given more weight than the Company’s long track record of generating taxable income.  As a result, the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset.

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

Impairment of Securities –  Declines in the fair values of equity securities considered to be other than temporary and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations.  The Company evaluates its investments for impairment on a quarterly basis.

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

The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Publicly traded securities	$–	$14,400
Non-public securities and private equity funds	–	2,200
Non-agency mortgage-backed bond securitizations	1,000	6,100
Totals	$1,000	$22,700

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

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At March 31, 2010, the book value of goodwill was $9,300,000.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.

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

Use of Fair Value Estimates – Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Further, a fair value hierarchy prioritizes inputs to valuation techniques into three broad levels.  The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don’t qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level 3).

Over 90% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $380,100,000 at March 31, 2010.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The fair values of the Company’s portfolio of non-agency mortgage backed bond securitizations, which are primarily determined using an income valuation model to calculate the present value of expected future cash flows, are considered to be Level 3 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period.  As of March 31, 2010, the Company’s accrual for contingent losses was not material.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

General

Substantially all of the Company’s operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  Poor general economic conditions have reduced the demand for products or services sold by the Company’s operating subsidiaries and/or resulted in reduced pricing for products or services.  Troubled industry sectors, like the residential real estate market, have had an adverse direct impact not only on the Company’s real estate and property management and services segments, but have also had an adverse indirect impact on some of the Company’s other operating segments, including manufacturing and gaming entertainment.  The discussions below and in the 2009 10-K concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

A summary of results of operations for the Company for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Income (loss) before income taxes and income
(losses) related to associated companies:
Manufacturing:
Idaho Timber	$386	$(4,223)
Conwed Plastics	2,768	2,742
Telecommunications	(1,960)	(1,309)
Oil and Gas Drilling Services	(11,277)	–
Property Management and Services	(1,939)	(3,403)
Gaming Entertainment	1,370	1,365
Domestic Real Estate	(2,055)	(5,578)
Medical Product Development	(5,313)	(1,955)
Other Operations	(7,601)	(15,893)
Corporate	68,634	(53,229)
Total consolidated income (loss)
before income taxes and income
(losses) related to associated companies	43,013	(81,483)

Income (losses) related to associated companies
before income taxes	157,106	(118,214)
Total consolidated income (loss)
before income taxes	200,119	(199,697)

Income taxes:
Income (loss) before income (losses) related
to associated companies	(2,702)	24,304
Associated companies	(5,912)	35,260
Total income taxes	(8,614)	59,564

Net income (loss)	$191,505	$(140,133)

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income	$43,298	$31,652

Expenses:
Cost of sales	39,618	31,610
Salaries and incentive compensation	1,552	1,403
Depreciation and amortization	1,036	1,092
Selling, general and other expenses	706	1,770
	42,912	35,875

Income (loss) before income taxes	$386	$(4,223)

Revenues for the first quarter of 2010 increased as compared to the same period in 2009; shipment volume and average selling prices increased approximately 14% and 21%, respectively.  Idaho Timber believes that this change reflects customers replenishing inventory levels that had been reduced during the recession, and a reduced supply of lumber in the marketplace.  Idaho Timber continues to expect that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber’s revenues during 2010.

Raw material costs, the largest component of cost of sales (approximately 81% of cost of sales), increased for the three month 2010 period as compared to the same period in 2009, reflecting the increased shipment volume and increased costs.  Raw material cost per thousand board feet increased approximately 17%.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) increased by 39% for the first quarter of 2010 as compared to the same period in 2009 due to increased selling prices.

Selling, general and other expenses for the 2009 period reflect impairment losses on long-lived assets related to one of Idaho Timber’s plants of $1,000,000.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income	$21,601	$20,073

Expenses:
Cost of sales	15,217	13,720
Salaries and incentive compensation	1,684	1,746
Depreciation and amortization	86	72
Selling, general and other expenses	1,846	1,793
	18,833	17,331

Income before income taxes	$2,768	$2,742

Revenues increased in the first quarter of 2010 as compared to the same period in 2009 in many of Conwed Plastics’ markets, including certain markets related to the housing industry.  While Conwed Plastics has begun to see preliminary signs of improved economic conditions, Conwed Plastics’ results continue to be negatively impacted by competitive pressure and customers closely managing their inventory.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil.  Prices for polypropylene resin increased substantially in the first quarter of 2010 as compared to the first quarter of 2009, which adversely affected gross margin.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.

Telecommunications

A summary of results of operations for the telecommunications business of STi Prepaid for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income	$91,624	$118,795

Expenses:
Cost of sales	77,741	103,492
Interest	–	10
Salaries and incentive compensation	2,678	3,324
Depreciation and amortization	1,350	893
Selling, general and other expenses	11,815	12,385
	93,584	120,104

Loss before income taxes	$(1,960)	$(1,309)

Prepaid calling card revenue decreased from $104,800,000 for the three month period ended March 31, 2009 to $77,600,000 for the three month period ended March 31, 2010.  STi Prepaid believes that the decline in prepaid calling card revenues in 2010 as compared to the same period in 2009 primarily reflects poor economic conditions in the markets that STi Prepaid operates, strong industry competition and the growth of wireless service providers and software applications that use voice over internet protocol for international long distance calls.  Gross margins did not significantly change in the 2010 period as compared to the same period in 2009.  Carrier wholesale service business, which has lower gross margins than the prepaid calling card business, decreased from $12,400,000 for the three month 2009 period to $10,600,000 for the three month 2010 period primarily due to reduced business from several large customers.  Other income for 2010 includes $2,500,000 with respect to a legal settlement.  Salaries and incentive compensation expense declined in the 2010 period due to a reduction in headcount and estimated incentive bonus expense.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the three month period ended March 31, 2010 is as follows (in thousands).  As discussed in the 2009 10-K, prior to the date of acquisition (November 2009) Keen was accounted for under the equity method of accounting.

Revenues and other income	$20,790

Expenses:
Direct operating expenses	22,771
Interest	351
Salaries and incentive compensation	646
Depreciation and amortization	6,384
Selling, general and other expenses	1,915
32,067

Loss before income taxes	$(11,277)

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and levels of natural gas in storage.  The natural gas exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  During 2010, Keen’s revenues and profitability continued to be adversely impacted by low natural gas prices and high levels of natural gas in storage.  Keen’s results for 2010 also reflect costs incurred to maintain, repair and make certain of its rigs operational following periods when they were not in use.  Although there has been recent improvement in natural gas prices, Keen’s profitability will not significantly improve without increased natural gas demand that will drive substantially higher and sustained natural gas prices.  Increased industrial demand for natural gas, which is tied to achieving economic recovery, is required to significantly improve demand.

Property Management and Services

A summary of results of operations for the property management and services segment for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income	$22,097	$28,264

Expenses:
Direct operating expenses	19,224	24,547
Salaries and incentive compensation	1,139	1,245
Depreciation and amortization	793	1,007
Selling, general and other expenses	2,880	4,868
	24,036	31,667

Loss before income taxes	$(1,939)	$(3,403)

The decline in ResortQuest’s revenues and other income in the three month period ended March 31, 2010 as compared to the comparable period in 2009 primarily reflects the exiting of certain rental management locations during subsequent periods in 2009 and lower average daily rates (“ADR”).  ResortQuest’s ADR declined approximately 10.5% in the three month 2010 period as compared to the same period in 2009 (excluding those locations that were subsequently exited in 2009), principally due to discounts given in the ski markets due to competition, excess availability and poor weather conditions, and fewer reservations for its ski locations, which typically have higher ADRs than beach locations.  ResortQuest’s occupancy percentage for the 2010 period was largely unchanged compared to the 2009 period.  The decrease in ResortQuest’s rental management properties also resulted in a reduction in revenues from related services.

ResortQuest’s net real estate brokerage revenues were $700,000 and $600,000 for the three month 2010 and 2009 periods, respectively.  As more fully discussed in the 2009 10-K, ResortQuest’s real estate brokerage services, which are concentrated in Northwest Florida and Delaware, tend to be cyclical, and experience the same volatility that residential real estate and new construction markets experience.  Since acquisition, its real estate brokerage business has been and will continue to be negatively impacted by the depressed real estate market.

Direct operating expenses per occupied night did not significantly change in 2010 as compared to the same period in 2009 (excluding those rental management locations that were subsequently exited in 2009).  The reduction in selling, general and other expenses in the 2010 period primarily reflects lower costs for advertising and insurance.

Gaming Entertainment

A summary of results of operations for Premier for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income	$27,079	$26,681

Expenses:
Direct operating expenses	19,898	19,647
Interest	109	140
Salaries and incentive compensation	495	516
Depreciation and amortization	4,192	4,155
Selling, general and other expenses	1,015	858
	25,709	25,316

Income before income taxes	$1,370	$1,365

Premier’s gaming revenues for the three month 2010 period increased slightly as compared to the same period in 2009, while the local gaming market declined modestly.  Premier believes that current adverse economic conditions are likely to continue to have a negative impact on the local gaming market in 2010 and as a result, competition could escalate.  Certain of Premier’s competitors are larger and have greater marketing and financial resources.

The increase in selling, general and other expenses in 2010 reflects greater legal fees.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income	$4,015	$4,057

Expenses:
Interest	509	623
Depreciation and amortization	1,608	2,369
Other operating expenses	3,953	6,643
	6,070	9,635

Loss before income taxes	$(2,055)	$(5,578)

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

Real estate revenues and other income for the first quarter of 2009 include $700,000 of income related to the accounting for the mark-to-market value of an interest rate derivative (which was terminated during the second quarter of 2009) relating to the Myrtle Beach project’s debt obligation.  Other operating expenses for the 2009 period includes $1,400,000 representing the net book value of land and buildings that was contributed to a local municipality and $1,300,000 for the periodic net settlement amount for the aforementioned derivative.

Residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including markets in which the Company has real estate operations in various stages of development.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets during the past few years, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  The Company has deferred its development plans for certain of its real estate development projects, and is not actively soliciting bids for its fully developed projects.  The Company intends to wait for market conditions to improve before marketing certain of its projects for sale.

Medical Product Development

A summary of results of operations for Sangart for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income	$2	$5,042

Expenses:
Salaries and incentive compensation	1,940	2,616
Depreciation and amortization	215	194
Selling, general and other expenses	3,160	4,187
	5,315	6,997

Loss before income taxes	$(5,313)	$(1,955)

Revenues and other income for the three month 2009 period include $5,000,000 for insurance proceeds received upon the death of Sangart’s former chief executive officer.  Sangart’s losses reflect research and development costs (which are included in selling, general and other expenses) of $1,100,000 and $600,000 for the three month periods ended March 31, 2010 and 2009, respectively.  Research and development costs increased in 2010 primarily due to the Phase II clinical study of MP4OX in trauma patients.  The change in selling, general and other expenses also reflects $600,000 of decreased costs for severance and $500,000 of lower professional fees.  The decrease in salaries and incentive compensation expense in the 2010 period principally reflects headcount reductions made in the prior year.

Sangart is a development stage company that does not have any revenues from product sales.  As more fully discussed in the 2009 10-K, Sangart is currently conducting a Phase II clinical study of MP4OX in trauma patients and plans to conduct additional clinical trials of MP4OX in other therapeutic areas.  Such studies will take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from MP4OX sales.  The Company is unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income	$14,684	$12,633

Expenses:
Interest	5	9
Salaries and incentive compensation	2,018	2,220
Depreciation and amortization	1,064	1,568
Selling, general and other expenses	19,198	24,729
	22,285	28,526

Loss before income taxes	$(7,601)	$(15,893)

Revenues and other income for 2010 reflect increased revenues at the winery operations of $1,700,000, $1,200,000 of greater revenues from a power production facility that burns waste biomass to produce electricity and $1,000,000 less income from purchased delinquent credit card receivables.  The change in selling, general and other expenses for the three month 2010 period as compared to the same period in 2009 principally reflects charges of $4,200,000 for the 2009 period at the winery operations to reduce the carrying amount of wine inventory, $700,000 of lower costs related to purchased delinquent credit card receivables, $500,000 less severance expense and $900,000 of greater costs at the winery operations.  Selling, general and other expenses include $7,900,000 and $8,300,000 for the three month 2010 and 2009 periods, respectively (principally professional fees and other costs) related to the investigation and evaluation of energy projects.

Corporate

A summary of results of operations for corporate for the three month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Revenues and other income (including net
securities gains (losses))	$129,252	$3,146

Expenses:
Interest	30,517	32,605
Salaries and incentive compensation	11,857	7,246
Depreciation and amortization	5,076	3,927
Selling, general and other expenses	13,168	12,597
	60,618	56,375

Income (loss) before income taxes	$68,634	$(53,229)

Net securities gains (losses) for Corporate aggregated $99,100,000 and $(26,300,000) for the three months ended March 31, 2010 and 2009, respectively.  During the first quarter of 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a net securities gain of $94,900,000.  Net securities gains (losses) are net of impairment charges of $1,000,000 and $22,700,000 during the three months ended March 31, 2010 and 2009, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment and other income was largely unchanged in the three month 2010 period as compared to the same period in 2009.  Investment income declined $3,100,000 in the first quarter of 2010 as compared to the same period in 2009, principally due to lower interest rates on a lower amount of fixed income securities.  Other income, which increased $3,800,000 in 2010 as compared to 2009, includes $21,700,000 and $13,500,000, respectively, for the three month 2010 and 2009 periods related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project, which commenced production in May 2008.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year subject to restricted payment provisions of Fortescue’s debt agreements; payments are currently being deferred by FMG pursuant to those agreements.  Depreciation and amortization expenses include prepaid mining interest amortization of $2,300,000 and $1,200,000 for the three months ended March 31, 2010 and 2009, respectively, which is being amortized over time in proportion to the amount of ore produced.  Other income for the three month 2009 period also reflects a gain of $5,300,000 on the repurchase of $30,900,000 principal amount of the Company’s 7% Senior Notes.  In addition, investment and other income reflects income of $300,000 and $200,000 for the three months ended March 31, 2010 and 2009, respectively, related to the accounting for mark-to-market values of corporate derivatives.

The decrease in interest expense during the three month period ended March 31, 2010 as compared to the same period in 2009 primarily reflects decreased interest expense related to the 3¾% Convertible Senior Subordinated Notes, $123,500,000 of which were converted principally in the second quarter of 2009, decreased interest expense related to the repurchased 7% Senior Notes and decreased interest expense related to the fixed rate repurchase agreements.

Salaries and incentive compensation expense increased in the three month 2010 period as compared to the same period in 2009 principally due to greater accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan.  Bonus accruals under this plan are based on a percentage of pre-tax profits as defined in the plan.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $2,000,000 and $2,700,000 for the three month periods ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”).  As a result, the Company did not record any regular federal income tax expense for the three month period ended March 31, 2010.  However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the three month period ended March 31, 2010, the Company recorded provisions for deferred federal minimum taxes payable of $400,000 and $3,100,000 in accumulated other comprehensive income and income (losses) related to associated companies, respectively.  In addition, income tax expense for the three month period ended March 31, 2010 includes current federal minimum taxes and state and foreign income taxes.

For the three month period ended March 31, 2009, loss from operations reflects a federal income tax benefit only to the extent of the federal tax provision recorded in accumulated other comprehensive income (loss). The Company did not record a full federal income tax benefit for its loss from operations, and has recorded a full valuation allowance against its net federal deferred tax asset, since the Company did not believe it was more likely than not that it would be able to realize its federal deferred tax asset.

Associated Companies

Income (losses) related to associated companies for the three month periods ended March 31, 2010 and 2009 includes the following (in thousands):

	2010	2009

ACF	$158,486	$(58,335)
Jefferies	729	(12,632)
Berkadia	4,531	–
JHYH	2,047	(5,303)
Pershing Square	4,045	(14,999)
HomeFed Corporation	(437)	(132)
Garcadia	3,321	1,580
Keen Energy	–	211
CLC	(15,259)	(8,858)
Wintergreen	–	(5,414)
Shortplus	–	(397)
Other	(357)	(13,935)
Income (losses) related to associated companies
before income taxes	157,106	(118,214)
Income tax (expense) benefit	(5,912)	35,260
Income (losses) related to associated companies,
net of taxes	$151,194	$(82,954)

As discussed above, the Company accounts for its investments in ACF and Jefferies at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.

As discussed in the 2009 10-K, Keen became a consolidated subsidiary of the Company in November 2009.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities and entities that invest in publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing and commercial real estate markets; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); natural gas supplies and prices and the supply of drilling rigs in the marketplace; compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding and regulatory approvals to develop large scale energy projects and for medical product development and clinical trial activities; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related bodies; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares.  For additional information see Part I, Item 1A. Risk Factors in the 2009 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a)
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

Changes in internal control over financial reporting

(b)
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to the Company's disclosure in the 2009 Form 10-K concerning legal proceedings.

During the first quarter of 2010, the previously disclosed litigation, IDT Telecom and Union Telecard Alliance, LLC v. CVT Prepaid Solutions, Inc., et al., (No. 07-1076, D.N.J.), was settled by the other parties to that action, and as part of that settlement all claims against the Company and its subsidiary, STi Prepaid, were released with prejudice.

Reference is made to the Company's prior disclosure concerning the class action entitled Ramirez et al. v. STi Prepaid, LLC et al., Civ. No. 08-1089 (SDW) (MCA) (D.N.J.). The plaintiffs' previously disclosed motion to enforce a purported settlement and for preliminary approval of that settlement has been withdrawn and settlement discussions between the parties continue.  If the action does not settle, the Company believes that it is reasonably possible that a loss that could be material could be incurred; however, any potential loss can not be reasonably estimated.

Item 6.	Exhibits.

10.1	Form of Letter Agreement, dated March 1, 2010, between the Corporation and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2010).

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leucadia National Corporation
(Registrant)

Date: May 5, 2010	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

10.1	Form of Letter Agreement, dated March 1, 2010, between the Corporation and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2010).

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.