Form 10-Q
period 2010-06-30
LEUCADIA NATIONAL CORP
filed 2010-08-06
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           ______                   NO                 X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at July 28, 2010:  243,317,407.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$248,237	$154,128
Investments	111,075	84,707
Trade, notes and other receivables, net	276,840	207,090
Prepaids and other current assets	128,364	105,549
Total current assets	764,516	551,474
Non-current investments ($246,219 and $210,364 collateralizing current liabilities)	1,835,774	2,128,238
Notes and other receivables, net	7,996	7,294
Intangible assets, net and goodwill	69,632	75,023
Other assets	515,797	520,202
Property, equipment and leasehold improvements, net	687,216	715,248
Investments in associated companies ($1,641,846 and $1,792,683 measured
using fair value option)	2,549,770	2,764,885

Total	$6,430,701	$6,762,364

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$220,438	$197,897
Deferred revenue	90,634	82,000
Other current liabilities	37,935	32,492
Debt due within one year	380,725	312,592
Total current liabilities	729,732	624,981
Other non-current liabilities	91,009	105,107
Long-term debt	1,625,086	1,657,779
Total liabilities	2,445,827	2,387,867

Commitments and contingencies

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 243,317,407 and 243,288,154 shares issued and
outstanding, after deducting 47,525,707 and 47,524,960 shares held in treasury	243,317	243,288
Additional paid-in capital	1,532,356	1,529,064
Accumulated other comprehensive income	638,481	985,032
Retained earnings	1,560,598	1,604,263
Total Leucadia National Corporation shareholders’ equity	3,974,752	4,361,647
Noncontrolling interest	10,122	12,850
Total equity	3,984,874	4,374,497

Total	$6,430,701	$6,762,364

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and Other Income:
Manufacturing	$77,115	$57,043	$141,995	$108,654
Telecommunications	92,860	114,226	181,985	232,987
Oil and gas drilling services	29,254	–	50,039	–
Property management and service fees	30,604	35,296	52,692	63,547
Gaming entertainment	28,074	26,063	55,140	52,719
Investment and other income	83,157	55,246	134,588	106,593
Net securities gains (losses)	71,413	(3,551)	170,480	(29,834)
	412,477	284,323	786,919	534,666
Expenses:
Cost of sales:
Manufacturing	66,116	47,225	120,951	92,555
Telecommunications	80,876	96,182	158,617	199,674
Direct operating expenses:
Oil and gas drilling services	19,514	–	42,285	–
Property management and services	21,647	26,256	40,871	50,803
Gaming entertainment	20,730	19,604	40,628	39,251
Interest	31,497	32,384	62,988	65,771
Salaries and incentive compensation	12,188	27,006	36,588	47,705
Depreciation and amortization	22,209	15,457	44,013	30,734
Selling, general and other expenses	56,899	150,738	116,164	220,185
	331,676	414,852	663,105	746,678
Income (loss) from continuing operations before income
taxes and income (losses) related to associated
companies	80,801	(130,529)	123,814	(212,012)
Income taxes	4,665	29,127	7,367	4,823
Income (loss) from continuing operations before
income (losses) related to associated companies	76,136	(159,656)	116,447	(216,835)
Income (losses) related to associated companies, net of
income tax provision (benefit) of $(10,609), $47,997,
$(4,697) and $12,737	(321,922)	570,640	(170,728)	487,686
Income (loss) from continuing operations	(245,786)	410,984	(54,281)	270,851
Income from discontinued operations	9,508	–	9,508	–
Net income (loss)	(236,278)	410,984	(44,773)	270,851
Net loss attributable to the noncontrolling interest	1,134	39	1,108	165

Net income (loss) attributable to Leucadia National
Corporation common shareholders	$(235,144)	$411,023	$(43,665)	$271,016

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended June 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(1.01)	$1.70	$(.22)	$1.13
Income from discontinued operations	.04	–	.04	–
Net income (loss)	$(.97)	$1.70	$(.18)	$1.13

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(1.01)	$1.67	$(.22)	$1.11
Income from discontinued operations	.04	–	.04	–
Net income (loss)	$(.97)	$1.67	$(.18)	$1.11

Amounts attributable to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations, net of taxes	$(244,652)	$411,023	$(53,173)	$271,016
Income from discontinued operations, net of taxes	9,508	–	9,508	–
Net income (loss)	$(235,144)	$411,023	$(43,665)	$271,016

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Net cash flows from operating activities:
Net income (loss)	$(44,773)	$270,851
Adjustments to reconcile net income (loss) to net cash used for operations:
Deferred income tax provision (benefit)	(5,347)	9,527
Depreciation and amortization of property, equipment and leasehold improvements	40,851	29,736
Other amortization	11,661	12,716
Share-based compensation	2,711	5,540
Excess tax benefit from exercise of stock options	(9)	(14)
Provision for doubtful accounts	2,907	805
Net securities (gains) losses	(170,480)	29,834
(Income) losses related to associated companies	175,425	(500,423)
Distributions from associated companies	15,916	28,082
Net (gains) losses related to real estate, property and equipment, and other assets	(10,435)	55,073
Income related to Fortescue’s Pilbara project	(68,258)	(30,472)
Gain on buyback of debt	–	(5,978)
Loss on debt conversion	–	25,008
Investments classified as trading, net	–	(1,130)
Net change in:
Restricted cash	(21,851)	(20,557)
Trade, notes and other receivables	(10,935)	10,432
Prepaids and other assets	(1,134)	11,104
Trade payables and expense accruals	9,928	(4,265)
Other liabilities	2,898	1,024
Deferred revenue	8,521	(1,897)
Income taxes payable	5,275	12,919
Other	(513)	(169)
Net cash used for operating activities	(57,642)	(62,254)

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(12,583)	(13,351)
Acquisitions of and capital expenditures for real estate investments	(6,323)	(6,397)
Proceeds from disposals of real estate, property and equipment, and other assets	4,473	2,519
Settlement of lawsuit	1,942	9,500
Advances on notes and other receivables	(4,231)	(130)
Collections on notes, loans and other receivables	11,130	14,397
Investments in associated companies	(11,137)	(43,916)
Capital distributions from associated companies	29,319	66,195
Purchases of investments (other than short-term)	(542,792)	(1,305,028)
Proceeds from maturities of investments	106,799	141,959
Proceeds from sales of investments	541,450	1,155,778
Other	27	(35)
Net cash provided by investing activities	118,074	21,491

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$39,011	$20,193
Reduction of debt	(4,324)	(33,411)
Premium paid on debt conversion	–	(25,008)
Issuance of common shares	619	175
Excess tax benefit from exercise of stock options	9	14
Other	(1,638)	(2,539)
Net cash provided by (used for) financing activities	33,677	(40,576)
Net increase (decrease) in cash and cash equivalents	94,109	(81,339)
Cash and cash equivalents at January 1,	154,128	237,503
Cash and cash equivalents at June 30,	$248,237	$156,164

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$61,570	$67,672
Income tax payments (refunds), net	$2,838	$(4,886)

Non-cash financing activities:
Issuance of common shares for debt conversion	$–	$119,101

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2010 and 2009
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2009	$238,499	$1,413,595	$(29,280)	$1,053,983	$2,676,797	$18,594	$2,695,391
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of taxes of $23,105			613,244		613,244		613,244
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $10			723		723		723
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $8			562		562		562
Net change in pension liability and
postretirement benefits, net of taxes
of $15			1,070		1,070		1,070
Net income				271,016	271,016	(165)	270,851
Comprehensive income					886,615	(165)	886,450
Contributions from noncontrolling interests						232	232
Distributions to noncontrolling interests						(2,771)	(2,771)
Change in interest in consolidated subsidiary		(1,918)			(1,918)	1,918	–
Share-based compensation expense		5,540			5,540		5,540
Issuance of common shares for debt
conversion	5,186	113,915			119,101		119,101
Exercise of options to purchase common
shares, including excess tax benefit	11	178			189		189

Balance, June 30, 2009	$243,696	$1,531,310	$586,319	$1,324,999	$3,686,324	$17,808	$3,704,132

Balance, January 1, 2010	$243,288	$1,529,064	$985,032	$1,604,263	$4,361,647	$12,850	$4,374,497
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of taxes of $11,421			(333,239)		(333,239)		(333,239)
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $186			(13,243)		(13,243)		(13,243)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $4			(1,005)		(1,005)		(1,005)
Net change in pension liability and
postretirement benefits, net of taxes
of $13			936		936		936
Net loss				(43,665)	(43,665)	(1,108)	(44,773)
Comprehensive loss					(390,216)	(1,108)	(391,324)
Contributions from noncontrolling interests						753	753
Distributions to noncontrolling interests						(2,373)	(2,373)
Share-based compensation expense		2,711			2,711		2,711
Exercise of options to purchase common
shares, including excess tax benefit	30	598			628		628
Purchase of common shares for treasury	(1)	(17)			(18)		(18)

Balance, June 30, 2010	$243,317	$1,532,356	$638,481	$1,560,598	$3,974,752	$10,122	$3,984,874

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2009 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2009 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

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

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) before income taxes.  Certain information concerning the Company’s segments for the three month and six month periods ended June 30, 2010 and 2009 is presented in the following table.

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues and other income (a):
Manufacturing:
Idaho Timber	$53,534	$35,994	$96,832	$67,646
Conwed Plastics	23,630	21,278	45,231	41,351
Telecommunications	92,858	114,230	184,482	233,025
Oil and Gas Drilling Services	29,259	–	50,049	–
Property Management and Services	30,643	35,305	52,740	63,569
Gaming Entertainment	28,087	26,093	55,166	52,774
Domestic Real Estate	4,172	4,519	8,187	8,576
Medical Product Development	3	30	5	5,072
Other Operations (b)	24,427	12,116	39,111	24,749
Corporate (c)	125,864	34,758	255,116	37,904

Total consolidated revenues and other income	$412,477	$284,323	$786,919	$534,666

Income (loss) before income taxes:
Manufacturing:
Idaho Timber	$1,455	$(1,098)	$1,841	$(5,321)
Conwed Plastics	2,965	4,408	5,733	7,150
Telecommunications	(1,391)	2,671	(3,351)	1,362
Oil and Gas Drilling Services	504	–	(10,773)	–
Property Management and Services	4,759	3,203	2,820	(200)
Gaming Entertainment	1,796	1,165	3,166	2,530
Domestic Real Estate	(1,589)	(71,004)	(3,644)	(76,582)
Medical Product Development	(7,847)	(6,742)	(13,160)	(8,697)
Other Operations (b)	2,738	(6,506)	(4,863)	(22,399)
Income (losses) related to Associated Companies	(332,531)	618,637	(175,425)	500,423
Corporate (c)	77,411	(56,626)	146,045	(109,855)
Total consolidated income (loss) before
income taxes	$(251,730)	$488,108	$(51,611)	$288,411

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)
Other operations includes pre-tax income (losses) of $3,400,000 and $(4,300,000) for the three month periods ended June 30, 2010 and 2009, respectively, and $(4,600,000) and $(13,100,000) for the six month periods ended June 30, 2010 and 2009, respectively, for investigation and evaluation of various energy related projects.  There were no material operating revenues associated with these activities; however, other income for the 2010 periods includes $9,200,000 with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

(c)
Corporate includes impairment charges for securities of $500,000 and $4,200,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $1,500,000 and $26,900,000 for the six month periods ended June 30, 2010 and 2009, respectively.  For the 2010 periods, security gains include a gain of $66,200,000 from the sale of the Company’s investment in Light and Power Holdings, Ltd. (“LPH”) and for the six month 2010 period, a gain of $94,900,000 from the sale of certain of the Company’s common shares of Fortescue Metals Group Ltd (“Fortescue”); see Note 4 for further information.

For the three and six month periods ended June 30, 2010 and 2009, segment operating results include depreciation and amortization expenses and interest expense as follows:

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation and amortization expenses:
Manufacturing: (a)
Idaho Timber	$1,537	$2,030	$3,477	$4,119
Conwed Plastics	1,917	2,120	3,980	4,241
Telecommunications	1,409	1,003	2,759	1,896
Oil and Gas Drilling Services	6,376	–	12,760	–
Property Management and Services	779	907	1,572	1,914
Gaming Entertainment	4,230	4,136	8,421	8,292
Domestic Real Estate	1,623	2,367	3,231	4,736
Medical Product Development	217	196	432	390
Other Operations (a)	1,845	2,245	3,705	4,724
Corporate	5,370	4,272	10,446	8,199
Total consolidated depreciation and
amortization expenses	$25,303	$19,276	$50,783	$38,511

Interest expense:
Manufacturing:
Idaho Timber	$–	$–	$–	$–
Conwed Plastics	–	–	–	–
Telecommunications	–	5	–	15
Oil and Gas Drilling Services	320	–	671	–
Property Management and Services	–	–	–	–
Gaming Entertainment	93	130	202	270
Domestic Real Estate	508	669	1,017	1,292
Medical Product Development	–	–	–	–
Other Operations	11	9	16	18
Corporate	30,565	31,571	61,082	64,176
Total consolidated interest expense	$31,497	$32,384	$62,988	$65,771

(a) Includes amounts classified as cost of sales.

3.	Investments in Associated Companies

A summary of investments in associated companies at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting (a):
Jefferies High Yield Holdings, LLC (“JHYH”)	$303,486	$318,047
Cobre Las Cruces, S.A. (“CLC”)	168,178	211,645
Garcadia	36,118	35,359
HomeFed Corporation (“HomeFed”)	44,083	44,975
Pershing Square IV, L.P. (“Pershing Square”)	34,461	33,538
Brooklyn Renaissance Plaza	30,089	29,875
Berkadia Commercial Mortgage LLC (“Berkadia”)	242,281	240,030
Other	49,228	58,733
Total accounted for under the equity method of accounting	907,924	972,202

Investments in associated companies carried at fair value:
Jefferies Group, Inc. (“Jefferies”)	1,024,181	1,152,931
AmeriCredit Corp. (“ACF”)	617,665	639,752
Total accounted for at fair value	1,641,846	1,792,683

Total investments in associated companies	$2,549,770	$2,764,885

(a)
Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

The Company owns approximately 25% of the outstanding voting securities of ACF, a company listed on the New York Stock Exchange (“NYSE”) (Symbol: ACF).  ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, historically for consumers who are typically unable to obtain financing from other sources.  Income (losses) related to associated companies include unrealized gains (losses) resulting from changes in the fair value of ACF of $(187,800,000) and $253,300,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $(29,300,000) and $195,000,000 for the six month periods ended June 30, 2010 and 2009, respectively.

The Company owns approximately 28% of the outstanding voting securities of Jefferies, a company listed on the NYSE (Symbol: JEF).  Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.  Income (losses) related to associated companies include unrealized gains (losses) resulting from changes in the fair value of Jefferies of $(125,800,000) and $365,800,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $(128,700,000) and $353,200,000 for the six month periods ended June 30, 2010 and 2009, respectively.

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

	June 30,	June 30,
	2010	2009

ACF:
Total revenues	$722,800	$942,700
Income from continuing operations before extraordinary items	148,800	29,400
Net income	148,800	29,400

Jefferies:
Total revenues	$1,119,400	$1,073,500
Income from continuing operations before extraordinary items	118,500	100,200
Net income	118,500	100,200

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

In July 2010, the Company entered into a Shareholder Support and Voting Agreement (the “GM Agreement”) with General Motors Holdings LLC (“General Motors”) which provides that the Company will vote all ACF common shares owned by it in favor of the proposed merger of ACF into a wholly owned subsidiary of General Motors.  Pursuant to the merger, shareholders of ACF will receive $24.50 per share for each share of outstanding common stock of ACF.  The GM Agreement also provides that the Company will not sell or otherwise dispose of its ACF common shares until the consummation of the merger or the termination of the merger agreement in accordance with its terms.  Consummation of the merger is subject to certain conditions, including ACF shareholder approval.  If consummated, the Company will receive aggregate consideration of $830,560,780 for its shares of ACF common stock.  As of June 30, 2010, the Company had recorded a cumulative net unrealized gain on its investment in ACF in its consolidated statements of operations of $191,800,000; if consummated the transaction will result in the recognition of an additional gain of $212,900,000.

For the three and six month 2009 periods, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000.

4.	Investments

A summary of investments classified as current assets at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30, 2010		December 31, 2009
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$101,852	$102,116	$80,788	$80,805
Other investments, including accrued interest income	9,044	8,959	4,034	3,902
Total current investments	$110,896	$111,075	$84,822	$84,707

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at June 30, 2010 and December 31, 2009 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2010
Bonds and notes:
U.S. Government and agencies	$100,418	$33	$4	$100,447
All other corporates	1,434	236	1	1,669
Total fixed maturities	$101,852	$269	$5	$102,116

December 31, 2009
Bonds and notes:
U.S. Government and agencies	$80,404	$26	$11	$80,419
All other corporates	384	2	–	386
Total fixed maturities	$80,788	$28	$11	$80,805

A summary of non-current investments at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30, 2010		December 31, 2009
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$865,193	$1,703,630	$780,048	$1,964,268
Other investments	132,592	132,144	163,983	163,970
Total non-current investments	$997,785	$1,835,774	$944,031	$2,128,238

Non-current available for sale investments include 5,600,000 common shares of Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost of $78,000,000 and carrying values of $221,900,000 and $339,100,000 at June 30, 2010 and December 31, 2009, respectively.  The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.

The Company’s investment in Fortescue and its subsidiary, FMG Chichester Pty Ltd (“FMG”), consists of 247,986,000 common shares of Fortescue, representing approximately 8% of the outstanding Fortescue common stock at June 30, 2010, and a $100,000,000 note of FMG that matures in August 2019.  Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG), and the shares held by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws.  The Fortescue shares, which are included in non-current available for sale investments, have a cost of $219,700,000 and $246,300,000 and market values of $859,000,000 and $1,108,000,000 at June 30, 2010 and December 31, 2009, respectively.  In February 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a net securities gain of $94,900,000 in the six month period ended June 30, 2010.

Interest on the FMG note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas.  The note is unsecured and subordinate to the project’s senior secured debt.  Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments on the note have been deferred by FMG due to covenants contained in the project’s senior secured debt.  Any interest payment that is deferred earns simple interest at an annual rate of 9.5%.  The Company recorded interest on the note of $46,600,000 and $17,000,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $68,300,000 and $30,500,000 for the six month periods ended June 30, 2010 and 2009, respectively.  On July 30, 2010, the Company received $172,100,000 (before withholding taxes) from FMG in payment of the accrued interest due through June 30, 2010.

For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest.  The Company is accounting for the zero-coupon note component of its investment as a loan-like instrument, with income being recognized as the note is accreted up to its face value of $100,000,000.  The prepaid mining interest was initially classified with other non-current assets and is being amortized to expense as the 4% of revenue is earned.  Depreciation and amortization expense includes prepaid mining interest amortization of $2,600,000 and $1,500,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $4,900,000 and $2,700,000, respectively for the six month periods ended June 30, 2010 and 2009, respectively; the prepaid mining interest balance was $169,300,000 and $174,300,000 at June 30, 2010 and December 31, 2009, respectively.

During 2010, a Minerals Resource Rent Tax was proposed in Australia that would impact Fortescue if enacted by the Australian legislature; the proposed effective date of the tax is July 1, 2012.  Meetings between Australian government officials and mining companies in Australia are ongoing, and the initial proposal has changed and remains subject to further change.  However, as currently proposed the tax will not have any impact on the calculation of the interest payable on the FMG note, although the extra tax burden has had and could continue to have an adverse impact on the value of the Fortescue common shares held by the Company.  Further, based on the Company’s review of available information concerning the proposed tax and its anticipated impact on Fortescue, the Company does not believe the current proposed tax is so onerous as to cause a liquidity problem for FMG resulting in FMG’s inability to service its debt obligations, including the FMG note.  The Company does not believe that its zero-coupon note or prepaid mining interest are impaired or will become impaired as a result of the proposed tax.

At June 30, 2010 and December 31, 2009, other non-current investments include investments in private equity funds where the Company’s voting interest isn’t large enough to apply the equity method of accounting ($52,800,000 in both periods), a portfolio of non-agency mortgage backed bond securitizations where the underlying assets are various individual mortgage loans ($5,000,000 and $14,000,000, respectively), the FMG zero-coupon note discussed above ($34,200,000 and $32,200,000, respectively), a stock interest in LPH, the electric utility in Barbados, ($18,800,000 at December 31, 2009), an investment in IFIS Limited (“IFIS”), a private Argentine company, ($11,200,000 in both periods) and various other non-publicly traded interests in equity and debt securities ($29,000,000 and $35,000,000, respectively).  The investments in bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The Company estimates the future cash flows for the securitization interests to determine the accretable yield; increases in estimated cash flows are accounted for as a yield adjustment on a prospective basis but decreases in estimated cash flows below amortized cost are recognized as impairments.  Contractual cash flows in excess of estimated cash flows are not part of the accretable yield.  The market for these securities is highly illiquid and they rarely trade.  On a regular basis the Company re-estimates future cash flows and records impairment charges if appropriate.  The remaining other investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

In May 2010, the Company sold its investment in LPH for cash consideration of $85,000,000, which resulted in the recognition of a net securities gain of $66,200,000 in the three and six month periods ended June 30, 2010.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at June 30, 2010 and December 31, 2009 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2010
Bonds and notes:
U.S. Government and agencies	$816	$6	$–	$822
U.S. Government-Sponsored Enterprises	450,759	10,185	932	460,012
All other corporates	64,450	238	68	64,620
Total fixed maturities	516,025	10,429	1,000	525,454

Equity securities:
Preferred stock	172	–	97	75
Common stocks:
Banks, trusts and insurance companies	16,340	17,397	–	33,737
Industrial, miscellaneous and all other	332,656	811,864	156	1,144,364
Total equity securities	349,168	829,261	253	1,178,176

	$865,193	$839,690	$1,253	$1,703,630

December 31, 2009
Bonds and notes:
U.S. Government and agencies	$25,858	$–	$67	$25,791
U.S. Government-Sponsored Enterprises	352,251	6,391	422	358,220
All other corporates	22,969	228	13	23,184
Total fixed maturities	401,078	6,619	502	407,195

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	14,925	–	31,265
Industrial, miscellaneous and all other	362,630	1,163,255	77	1,525,808
Total equity securities	378,970	1,178,180	77	1,557,073

	$780,048	$1,184,799	$579	$1,964,268

The amortized cost and estimated fair value of non-current investments classified as available for sale at June 30, 2010, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$32,707	$32,862
Due after five years through ten years	–	–
Due after ten years	–	–
	32,707	32,862
Mortgage-backed and asset-backed securities	483,318	492,592
	$516,025	$525,454

Net unrealized gains on investments were $700,900,000 and $1,034,200,000 at June 30, 2010 and December 31, 2009, respectively.  Reclassification adjustments included in comprehensive loss for the six month period ended June 30, 2010 are as follows (in thousands):

Net unrealized holding losses arising during the period, net of taxes
of $8,275	$(236,414)
Less: reclassification adjustment for net gains included in net loss,
net of taxes of $3,146	(96,825)
Net change in unrealized gains (losses) on investments, net of taxes
of $11,421	$(333,239)

At June 30, 2010, the Company’s investments which have been in a continuous unrealized loss position for less than 12 months had an aggregate fair value of $148,700,000; the aggregate unrealized loss on those investments was $1,300,000.  At June 30, 2010, the Company’s investments which have been in a continuous unrealized loss position for 12 months or longer were not material.

Securities with book values of $5,700,000 and $8,800,000 at June 30, 2010 and December 31, 2009, respectively, collateralized certain swap agreements and a letter of credit.

5.	Inventory

A summary of inventory (which is included in the caption prepaids and other current assets) at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials	$5,929	$5,396
Work in process	9,063	12,352
Finished goods	43,022	43,461
	$58,014	$61,209

6.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30,	December 31,
	2010	2009

Intangibles:
Customer relationships, net of accumulated amortization of $41,144
and $37,349	$41,257	$45,732
Licenses, net of accumulated amortization of $2,047 and $1,730	10,001	10,318
Trademarks and tradename, net of accumulated amortization of $1,373
and $1,123	4,750	5,066
Patents, net of accumulated amortization of $849 and $769	1,511	1,591
Other, net of accumulated amortization of $2,914 and $2,711	2,797	3,000
Goodwill	9,316	9,316
	$69,632	$75,023

Amortization expense on intangible assets was $2,300,000 and $2,700,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $4,700,000 and $5,300,000 for the six month periods ended June 30, 2010 and 2009, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2010 (for the remaining six months) - $5,100; 2011 - $9,400; 2012 - $8,800; 2013 - $8,700; and 2014 - $8,400.

The goodwill in the above table relates to Conwed Plastics ($8,100,000) and STi Prepaid ($1,200,000).

7.	Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income (loss), net of taxes at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30,	December 31,
	2010	2009

Net unrealized gains on investments	$700,925	$1,034,164
Net unrealized foreign exchange gains (losses)	(9,219)	4,024
Net unrealized gains on derivative instruments	–	1,005
Net minimum pension liability	(55,805)	(56,948)
Net postretirement benefit	2,580	2,787
	$638,481	$985,032

8.	Derivative Financial Instruments

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

At June 30, 2010, the Company’s derivative instrument, which is not designated as a hedge, is an interest rate swap contract that is included in other non-current liabilities at aggregate fair value of $1,300,000.  The total notional amount of this pay fixed/receive variable interest rate swap was $33,900,000.  Investment and other income includes changes in the fair values of derivatives of $300,000 and $900,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $600,000 and $1,700,000 for the six month periods ended June 30, 2010 and 2009, respectively.

9.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and six month periods ended June 30, 2010 and 2009 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Interest cost	$3,121	$3,107	$6,242	$6,213
Expected return on plan assets	(2,158)	(1,943)	(4,316)	(3,886)
Actuarial loss	507	537	1,014	1,076
Amortization of prior service cost	1	1	2	1
Net pension expense	$1,471	$1,702	$2,942	$3,404

The Company contributed $800,000 to its WilTel defined benefit pension plan during the six month period ended June 30, 2010.

In July 2010, the Company terminated its frozen defined benefit plan (the WilTel plan remains in effect).  In connection with the termination and settlement of this plan, during the third quarter of 2010, $9,000,000 is expected to be contributed to the plan.  The Company expects to recognize in the third quarter a settlement charge of approximately $12,600,000.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not material in each of the three and six month periods ended June 30, 2010 and 2009.

10.	Share-Based Compensation

Salaries and incentive compensation expense included $700,000 and $2,800,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $2,700,000 and $5,500,000 for the six month periods ended June 30, 2010 and 2009, respectively, for share-based compensation expense relating to grants previously made under the Company’s senior executive warrant plan and fixed stock option plan.  During the 2010 periods, the warrants previously granted under the Company’s senior executive warrant plan became fully vested, which resulted in a decline in expense as compared to the same periods in 2009.  During the three and six month 2010 periods, 12,000 options were granted to non-employee directors at an exercise price of $24.12 per share, the market price on the grant date and during the six month 2010 period, 100,000 options were granted to an officer of the Company under the Company’s stock option plan at an exercise price of $24.37 per share, the market price on the grant date.

11.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at June 30, 2010 was $9,200,000 (including $2,800,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $500,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2005.  The Company’s New York State and New York City income tax returns are currently being audited for the 2006 to 2008 period.

As of June 30, 2010 and December 31, 2009, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”).  As a result, the Company did not record any regular federal income tax expense for the three and six month periods ended June 30, 2010.  However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the six month periods ended June 30, 2010 and 2009, the Company recorded provisions (benefits) for deferred federal minimum taxes payable of $(6,800,000) and $14,800,000 in accumulated other comprehensive income, respectively, and $(3,200,000) and $5,600,000 in income (losses) related to associated companies, respectively.  The benefits for deferred federal minimum taxes recorded in 2010 result from a decrease in the unrealized gains on these investments during 2010.  In addition, income tax expense for the six month periods ended June 30, 2010 and 2009 includes state and foreign income taxes.

12.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2010 and 2009 are as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010 (a)	2009	2010 (a)	2009

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National
Corporation common shareholders for basic
earnings (loss) per share	$(235,144)	$411,023	$(43,665)	$271,016
Interest on 3¾% Convertible Notes	–	3,722	–	5,163
Net income (loss) attributable to Leucadia National
Corporation common shareholders for diluted
earnings (loss) per share	$(235,144)	$414,745	$(43,665)	$276,179

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	243,312	241,095	243,302	239,982
Stock options (b)	–	2	–	1
Warrants (c)	–	–	–	–
3¾% Convertible Notes	–	7,038	–	8,148
Denominator for diluted earnings (loss) per share	243,312	248,135	243,302	248,131

(a)
For the three and six month periods ended June 30, 2010, options to purchase 36,400 and 45,200 shares, respectively, and 4,248,800 shares related to the 3¾% Convertible Notes were not included in the computation of diluted loss per share as the effect was antidilutive due to the Company’s operating loss.

(b)
Options to purchase 1,775,500 and 1,750,000 weighted average shares of common stock were outstanding during the three and six month 2010 periods, respectively, and options to purchase 2,266,500 and 2,273,300 weighted average shares of common stock were outstanding during the three and six month 2009 periods, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(c)
Warrants to purchase 4,000,000 shares of common stock at $28.515 per share were outstanding during the three and six month periods ended June 30, 2010 and 2009, but were not included in the computation of diluted earnings (loss) per share because the warrants’ exercise price was greater than the average market price of the common shares.

(d)	Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

13.	Indebtedness

Debt due within one year includes $236,900,000 and $198,600,000 as of June 30, 2010 and December 31, 2009, respectively, relating to repurchase agreements.  At June 30, 2010, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.25%, mature at various dates through August 2010 and are collateralized by non-current investments with a carrying value of $246,200,000.

14.	Fair Value

Aggregate information concerning assets and liabilities at June 30, 2010 and December 31, 2009 that are measured at fair value on a recurring basis is presented below (in thousands):

	June 30, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$100,447	$100,447	$–
All other corporates	1,669	1,405	264
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	822	822	–
U.S. Government-Sponsored Enterprises	460,012	–	460,012
All other corporates	64,620	64,620	–
Equity securities:
Preferred stock	75	75	–
Common stocks:
Banks, trusts and insurance companies	33,737	33,737	–
Industrial, miscellaneous and all other	1,144,364	1,144,364	–
Investments in associated companies	1,641,846	1,641,846	–
Total	$3,447,592	$2,987,316	$460,276

Other current liabilities	$(2,158)	$(2,158)	$–
Other non-current liabilities	(1,337)	–	(1,337)
Total	$(3,495)	$(2,158)	$(1,337)

	December 31, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$80,419	$80,419	$–
All other corporates	386	386	–
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	25,791	25,791	–
U.S. Government-Sponsored Enterprises	358,220	–	358,220
All other corporates	23,184	22,998	186
Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,265	31,265	–
Industrial, miscellaneous and all other	1,525,808	1,525,808	–
Investments in associated companies	1,792,683	1,792,683	–
Total	$3,837,756	$3,479,350	$358,406

Other current liabilities	$(1,428)	$(1,114)	$(314)
Other non-current liabilities	(1,935)	–	(1,935)
Total	$(3,363)	$(1,114)	$(2,249)

At June 30, 2010 and December 31, 2009, the Company did not have material fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.

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

Aggregate information concerning assets and liabilities at June 30, 2010 and December 31, 2009 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

	June 30, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other non-current investments (a)	$300	$–	$–	$300

	December 31, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held and used (b)	$2,900	$–	$–	$2,900
Other non-current investments (a)	2,300	–	–	2,300
Long-lived assets held for sale (c)	2,200	–	2,200	–

(a)
At June 30, 2010 and December 31, 2009, represents investments aggregating $300,000 and $2,300,000, respectively, in non-agency mortgage-backed bond securitizations.  The investments in non-agency mortgage-backed bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The market for these securities is highly illiquid and they rarely trade.  The fair values were primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporated assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates.

Included in net securities gains (losses) in the consolidated statement of operations for the three and six month periods ended June 30, 2010 are impairment charges aggregating $500,000 and $1,500,000, respectively, all of which were for non-agency mortgage-backed bond securitizations.  Included in net securities gains (losses) in the consolidated statement of operations for the three and six month periods ended June 30, 2009 are impairment charges aggregating $4,200,000 and $26,900,000, respectively (which included $4,200,000 and $10,300,000, respectively, for non-agency mortgage-backed bond securitizations and, for the six month period ended June 30, 2009, $2,200,000 for a non-public equity security and a private equity fund).

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

Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage-backed bond securitizations where the underlying assets are various individual mortgage loans, the zero-coupon component of the FMG note, the stock interest in LPH (at December 31, 2009), the stock interest in IFIS and various other non-publicly traded interests in equity and debt securities.  For the investments in private equity funds, IFIS and the FMG zero-coupon note, the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value.  For the bond securitization portfolio, future cash flows are re-estimated on a regular basis for each security to determine if impairment charges are required; accordingly the Company has concluded that the carrying amount of these securities approximates their fair values.  The fair values of the Company’s other non-publicly traded interests in equity and debt securities that are accounted for under the cost method were considered to be at least equal to the carrying amount.  For these non-publicly traded interests in equity and debt securities, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$111,075	$111,075	$84,707	$84,707
Non-current	1,835,774	1,835,774	2,128,238	2,128,238
Cash and cash equivalents	248,237	248,237	154,128	154,128
Notes receivable:
Current	805	805	906	906
Non-current	2,618	2,618	2,618	2,618

Financial Liabilities:
Debt:
Current	380,725	348,053	312,592	281,481
Non-current	1,625,086	1,635,332	1,657,779	1,652,616
Securities sold not owned	2,158	2,158	1,114	1,114

Swap agreements:
Interest rate swaps	(1,337)	(1,337)	(1,935)	(1,935)
Foreign currency swaps	–	–	(314)	(314)

15.	Discontinued Operations

During the second quarter of 2010, the Company received and recognized as income from discontinued operations a $9,500,000 distribution from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distribution, with the approval of the New York Insurance Department.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

16.	Other

As more fully discussed in the 2009 10-K, one of the Company’s real estate subsidiaries (“MB1”) is the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,500,000 at June 30, 2010, that is collateralized by the real estate.

During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable.  Based on its evaluation, the Company recorded an impairment charge of $67,800,000 during the second quarter of 2009 (classified as selling, general and other expenses).  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company is under no obligation and had no intention to provide the funds to MB1 to pay off the loan.

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver has been put in place at the property and the foreclosure proceedings are underway.  Upon foreclosure, the Company will record a gain equal to the excess of the loan balance over the then book value of the real estate.  At June 30, 2010, the carrying value of MB1’s real estate was $67,900,000.

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

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the six month period ended June 30, 2010, the market value of the Company’s investment in the common shares of Fortescue decreased from $988,400,000 at December 31, 2009 (excluding shares sold in 2010) to $859,000,000 at June 30, 2010, and the market value of the Company’s investment in Inmet decreased from $339,100,000 at December 31, 2009 to $221,900,000 at June 30, 2010.  The change in the market values of the Company’s investments in ACF and Jefferies, for which the fair value option was elected, was reflected in operations as a component of income (losses) related to associated companies.  During the six month period ended June 30, 2010, the Company recognized unrealized losses related to its investments in ACF and Jefferies of $29,300,000 and $128,700,000, respectively.  For the six month 2010 period, the Company also recorded impairment losses for declines in value of securities deemed to be other than temporary in its consolidated statement of operations of $1,500,000, reflected as a component of net securities gains (losses).

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of June 30, 2010, the sum of these amounts aggregated $2,195,100,000.  However, since $473,500,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Parent’s liquidity needs.  The $1,721,600,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue common shares of $859,000,000 and the Inmet common shares of $221,900,000).  The Parent’s available liquidity, and the investment income realized from the Parent’s cash, cash equivalents and marketable securities is used to meet the Parent company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

In February 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a net securities gain of $94,900,000 in the first quarter of 2010.

In May 2010, the Company sold its investment in LPH for cash consideration of $85,000,000, which resulted in the recognition of a net securities gain of $66,200,000 in the three and six month periods ended June 30, 2010.

During the second quarter of 2010, the Company received and recognized as income from discontinued operations a $9,500,000 distribution from Empire, which has been undergoing a voluntary liquidation since 2001.

In July 2010, the Company entered into the GM Agreement with General Motors which provides that the Company will vote all ACF common shares owned by it in favor of the proposed merger of ACF into a wholly owned subsidiary of General Motors.  Pursuant to the merger, shareholders of ACF will receive $24.50 per share for each share of outstanding common stock of ACF.  The GM Agreement also provides that the Company will not sell or otherwise dispose of its ACF common shares until the consummation of the merger or the termination of the merger agreement in accordance with its terms.  Consummation of the merger is subject to certain conditions, including ACF shareholder approval.  If consummated, the Company will receive aggregate consideration of $830,560,780 for its shares of ACF common stock.  As of June 30, 2010, the Company had recorded a cumulative net unrealized gain on its investment in ACF in its consolidated statements of operations of $191,800,000; if consummated the transaction will result in the recognition of an additional gain of $212,900,000.

In July 2010, the Company received $154,900,000 from FMG (net of $17,200,000 in withholding taxes) in payment of the accrued interest due on the FMG note through June 30, 2010.  The payment includes interest accrued since the inception of mining operations that previously had been deferred due to the restricted payments covenant contained in FMG’s senior secured debt agreements, including interest on the deferred interest.  FMG was able to make this payment because its consolidated coverage ratio (as defined in FMG’s senior secured debt agreements) exceeded the minimum required for the previous four fiscal quarters ending June 30, 2010.  Future interest payments under the FMG note will continue to be subject to satisfaction of the restricted payments covenant in FMG’s senior secured debt agreements, and the amount of interest will be dependent upon the physical volume of iron ore sold and the selling price.  As a result, it is not possible to predict whether interest earned in the most recent quarter will continue at the same level in future quarters, or whether the payment of interest earned will again be deferred under FMG’s senior secured note agreements.

Consolidated Statements of Cash Flows

Net cash of $57,600,000 and $62,300,000 was used for operating activities in the six month periods ended June 30, 2010 and 2009, respectively.  The change in operating cash flows reflects decreased distributions of earnings from associated companies and greater income tax payments.  STi Prepaid’s telecommunications operations generated funds from operating activities of $1,700,000 during the 2010 period and $4,000,000 during the 2009 period.  The Company’s property management services segment generated funds from operating activities of $8,200,000 during the 2010 period and $5,500,000 during the 2009 period.  Keen, which became a consolidated subsidiary in November 2009, used funds of $300,000 during the six month period ended June 30, 2010; Premier generated funds of $8,800,000 and $11,300,000 during the 2010 and 2009 periods, respectively; and the Company’s manufacturing segments generated funds from operating activities of $11,100,000 and $13,300,000 during the 2010 and 2009 periods, respectively.  Funds used by Sangart, a development stage company, increased to $10,800,000 during 2010 from $9,800,000 during the 2009 period.  In 2010, distributions from associated companies principally include earnings distributed by Berkadia ($6,000,000) and Jefferies ($7,300,000).  In 2009, distributions from associated companies principally include earnings distributed by HFH ShortPLUS Fund, L.P. (“Shortplus”) ($14,500,000), Keen ($5,800,000) and Garcadia ($5,400,000).

Net cash of $118,100,000 and $21,500,000 was provided by investing activities in the six month periods ended June 30, 2010 and 2009, respectively.  Investments in associated companies include CLC ($2,700,000) and ACF ($7,200,000) in 2010 and CLC ($36,900,000) in 2009.  Capital distributions from associated companies include Berkadia ($2,100,000), JHYH ($17,100,000), Wintergreen Partners Fund, L.P. (“Wintergreen”) ($4,400,000) and Garcadia ($4,100,000) in 2010 and Keen ($28,000,000), Shortplus ($24,800,000) and Starboard Value Opportunity Partners, LP ($11,500,000) in 2009.

Net cash of $33,700,000 was provided by financing activities in the six month period ended June 30, 2010 as compared to $40,600,000 of cash used for financing activities in the six month period ended June 30, 2009.  Reduction of debt for 2009 includes $29,600,000 for the buyback of $35,600,000 principal amount of the 7% Senior Notes.  Issuance of long-term debt for 2010 and 2009 primarily reflects the increase in repurchase agreements of $38,400,000 and $17,700,000, respectively, and for 2009, $2,500,000 for MB1’s debt obligation.

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

Income Taxes - At June 30, 2010, the Company’s valuation allowance for its net deferred tax asset fully reserved for all of the potential future tax savings from federal net operating loss carryforwards (“NOLs”) and for a substantial portion of its state NOLs.  In accordance with GAAP, the Company records a valuation allowance to reduce its deferred tax asset to the net amount that is more likely than not to be realized.  The amount of any valuation allowance recorded does not in any way adversely affect the Company’s ability to use its NOLs to offset taxable income in the future.  If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future the Company were to determine that it would not be able to realize all or part of its net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  The Company is required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

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

As more fully discussed in the 2009 10-K, one of the Company’s real estate subsidiaries, MB1 is the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,500,000 at June 30, 2010, that is collateralized by the real estate.

During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable.  Based on its evaluation, the Company recorded an impairment charge of $67,800,000 during the second quarter of 2009 (classified as selling, general and other expenses).  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company is under no obligation and had no intention to provide the funds to MB1 to pay off the loan.

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver has been put in place at the property and the foreclosure proceedings are underway.  Upon foreclosure, the Company will record a gain equal to the excess of the loan balance over the then book value of the real estate.  At June 30, 2010, the carrying value of MB1’s real estate was $67,900,000.

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

The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Publicly traded securities	$–	$–	$–	$14,400
Non-public securities and private equity funds	–	–	–	2,200
Non-agency mortgage-backed bond securitizations	500	4,200	1,500	10,300
Totals	$500	$4,200	$1,500	$26,900

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

As more fully discussed in the 2009 10-K, during the second quarter of 2009, the Company’s equity in losses of Garcadia included impairment charges for goodwill and other intangible assets aggregating $32,300,000.  Garcadia’s automobile dealerships have been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets.  Garcadia prepared discounted cash flow projections for each of its dealerships and concluded that the carrying amount of its goodwill and other intangible assets was impaired.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At June 30, 2010, the book value of goodwill was $9,300,000.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.

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

Over 90% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $460,000,000 at June 30, 2010.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The fair values of the Company’s portfolio of non-agency mortgage backed bond securitizations, which are primarily determined using an income valuation model to calculate the present value of expected future cash flows, are considered to be Level 3 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period.  As of June 30, 2010, the Company’s accrual for contingent losses was not material.

Results of Operations

The 2010 Periods Compared to the 2009 Periods

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

A summary of results of operations for the Company for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009
Income (loss) before income taxes and income
(losses) related to associated companies:
Manufacturing:
Idaho Timber	$1,455	$(1,098)	$1,841	$(5,321)
Conwed Plastics	2,965	4,408	5,733	7,150
Telecommunications	(1,391)	2,671	(3,351)	1,362
Oil and Gas Drilling Services	504	–	(10,773)	–
Property Management and Services	4,759	3,203	2,820	(200)
Gaming Entertainment	1,796	1,165	3,166	2,530
Domestic Real Estate	(1,589)	(71,004)	(3,644)	(76,582)
Medical Product Development	(7,847)	(6,742)	(13,160)	(8,697)
Other Operations	2,738	(6,506)	(4,863)	(22,399)
Corporate	77,411	(56,626)	146,045	(109,855)
Total consolidated income (loss)
before income taxes and income
(losses) related to associated companies	80,801	(130,529)	123,814	(212,012)

Income (losses) related to associated companies
before income taxes	(332,531)	618,637	(175,425)	500,423
Total consolidated income (loss)
before income taxes	(251,730)	488,108	(51,611)	288,411

Income taxes:
Income (loss) before income (losses) related
to associated companies	(4,665)	(29,127)	(7,367)	(4,823)
Associated companies	10,609	(47,997)	4,697	(12,737)
Total income taxes	5,944	(77,124)	(2,670)	(17,560)

Net income (loss)	$(245,786)	$410,984	$(54,281)	$270,851

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income	$53,534	$35,994	$96,832	$67,646

Expenses:
Cost of sales	48,986	33,752	88,604	65,362
Salaries and incentive compensation	1,457	1,475	3,009	2,878
Depreciation and amortization	1,035	1,074	2,071	2,166
Selling, general and other expenses	601	791	1,307	2,561
	52,079	37,092	94,991	72,967

Income (loss) before income taxes	$1,455	$(1,098)	$1,841	$(5,321)

Revenues for the three and six month 2010 periods increased as compared to the same periods in 2009; shipment volume and average selling prices increased approximately 15% and 30%, respectively, for the three month period, and approximately 15% and 26%, respectively, for the six month period.  Idaho Timber believes that these changes reflect customers replenishing dimension lumber inventory levels that had been reduced during the recession, increased housing starts compared to the prior year’s periods, a more balanced supply of lumber in the marketplace relative to demand, and increased demand for certain of Idaho Timber’s products.  Idaho Timber expects that the abundance of existing homes available for sale in the market, the recent downturn in housing starts and the expiration of the federal government’s home buyers’ tax credits program during the second quarter will negatively impact Idaho Timber’s revenues during the remainder of 2010.

Raw material costs, the largest component of cost of sales (approximately 82% of cost of sales), increased for the three and six month 2010 periods as compared to the same periods in 2009, reflecting the increased shipment volume and increased costs.  Raw material cost per thousand board feet increased approximately 35% and 26%, respectively, in the three and six month 2010 periods as compared to the same periods in 2009 due to increased demand.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) increased by 13% and 24%, respectively, for the three and six month 2010 periods as compared to the same periods in 2009.

Selling, general and other expenses for the six month period ended June 30, 2009 reflect impairment losses on long-lived assets related to one of Idaho Timber’s plants of $1,000,000.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income	$23,630	$21,278	$45,231	$41,351

Expenses:
Cost of sales	17,130	13,473	32,347	27,193
Salaries and incentive compensation	1,674	1,717	3,358	3,463
Depreciation and amortization	89	73	175	145
Selling, general and other expenses	1,772	1,607	3,618	3,400
	20,665	16,870	39,498	34,201

Income before income taxes	$2,965	$4,408	$5,733	$7,150

Revenues increased in the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 in many of Conwed Plastics’ markets, including certain markets related to the housing industry.  While Conwed Plastics has begun to see preliminary signs of improved economic conditions, Conwed Plastics’ results continue to be negatively impacted by competitive pressure and customers closely managing their inventory.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil.  Prices for polypropylene resin increased substantially in the three and six month periods ended June 30, 2010 as compared to the same periods in 2009, which adversely affected gross margin.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.

Telecommunications

A summary of results of operations for the telecommunications business of STi Prepaid for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income	$92,858	$114,230	$184,482	$233,025

Expenses:
Cost of sales	80,876	96,182	158,617	199,674
Interest	–	5	–	15
Salaries and incentive compensation	2,590	2,375	5,268	5,699
Depreciation and amortization	1,409	1,003	2,759	1,896
Selling, general and other expenses	9,374	11,994	21,189	24,379
	94,249	111,559	187,833	231,663

Income (loss) before income taxes	$(1,391)	$2,671	$(3,351)	$1,362

Prepaid calling card revenue decreased from $98,100,000 and $202,800,000, respectively, for the three and six month periods ended June 30, 2009 to $78,400,000 and $156,000,000, respectively, for the three and six month periods ended June 30, 2010.  STi Prepaid believes that the decline in prepaid calling card revenues in 2010 as compared to the same periods in 2009 primarily reflects poor economic conditions in the markets in which STi Prepaid operates, strong industry competition and the growth of wireless service providers and software applications that use voice over internet protocol for international long distance calls.  Gross margins declined in the 2010 periods as compared to the same periods in 2009 principally due to the same market conditions that negatively impacted revenues.  Carrier wholesale service business, which has lower gross margins than the prepaid calling card business, decreased from $14,800,000 and $27,200,000, respectively, for the three and six month 2009 periods to $13,700,000 and $24,300,000, respectively, for the three and six month 2010 periods primarily due to reduced business from several large customers.  Other income for the six month 2010 period includes $2,500,000 with respect to a legal settlement.    The change in selling, general and other expenses for the three and six month 2010 periods as compared to the same periods in 2009 principally reflects $600,000 and $2,200,000, respectively, of lower legal and other professional fees, $500,000 and $1,100,000, respectively, of decreased advertising and other promotional costs, $500,000 and $900,000, respectively, of lower phone card printing costs, and for the six month 2010 period, $1,900,000 of greater provision for bad debts.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the three and six month periods ended June 30, 2010 is as follows (in thousands).  As discussed in the 2009 10-K, prior to the date of acquisition (November 2009) Keen was accounted for under the equity method of accounting.

	For the Three	For the Six
	Month Period	Month Period
	Ended June 30,	Ended June 30,
	2010	2010

Revenues and other income	$29,259	$50,049

Expenses:
Direct operating expenses	19,514	42,285
Interest	320	671
Salaries and incentive compensation	657	1,303
Depreciation and amortization	6,376	12,760
Selling, general and other expenses	1,888	3,803
	28,755	60,822

Income (loss) before income taxes	$504	$(10,773)

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and levels of natural gas in storage.  The natural gas exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  Although Keen’s rig utilization increased during the second quarter of 2010 as compared to the first quarter of this year, its revenues and profitability continued to be adversely impacted by low natural gas prices and high levels of natural gas in storage.  Keen’s results for the six month 2010 period also reflect costs incurred to maintain, repair and make certain of its rigs operational following periods when they were not in use.  Keen’s profitability will not significantly improve without increased natural gas demand that will drive substantially higher and sustained natural gas prices.  Increased industrial demand for natural gas, which is tied to achieving economic recovery, is required to significantly improve demand.

Property Management and Services

A summary of results of operations for the property management and services segment for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income	$30,643	$35,305	$52,740	$63,569

Expenses:
Direct operating expenses	21,647	26,256	40,871	50,803
Salaries and incentive compensation	1,190	1,187	2,329	2,432
Depreciation and amortization	779	907	1,572	1,914
Selling, general and other expenses	2,268	3,752	5,148	8,620
	25,884	32,102	49,920	63,769

Income (loss) before income taxes	$4,759	$3,203	$2,820	$(200)

The decline in ResortQuest’s revenues and other income in the three and six month periods ended June 30, 2010 as compared to the comparable periods in 2009 primarily reflects the exiting of certain rental management locations during 2009, a decline in occupied nights in beach locations, a commensurate reduction in revenues from related services, and for the six month period, lower average daily rates (“ADR”).  During the second quarter of 2010, ResortQuest experienced a significant decline in occupied nights in Northwest Florida, relating to the oil spill in the Gulf Coast.  ResortQuest recognized in revenues $700,000 of claim advances from BP during the second quarter; such funds were received in July.  ResortQuest estimates that the oil spill further negatively impacted revenues and profitability during the second quarter and is in the process of making additional claims against BP.  ResortQuest’s revenues are likely to continue to be negatively impacted by the Gulf Coast oil spill during the remainder of 2010.  ResortQuest’s ADR declined approximately 7% in the six month 2010 period as compared to the same period in 2009 (excluding those locations that were exited in 2009), principally due to discounts given in the ski markets due to competition, excess availability and poor weather conditions, and fewer reservations for its ski locations, which typically have higher ADRs than beach locations.

ResortQuest’s net real estate brokerage revenues were $900,000 and $1,300,000 for the three month 2010 and 2009 periods, respectively, and $1,600,000 and $1,900,000 for the six month 2010 and 2009 periods, respectively.  Its real estate brokerage business for the 2010 periods was also adversely affected by the Gulf Coast oil spill.  As more fully discussed in the 2009 10-K, ResortQuest’s real estate brokerage services, which are concentrated in Northwest Florida and Delaware, tend to be cyclical, and experience the same volatility that residential real estate and new construction markets experience.  Since acquisition, its real estate brokerage business has been and will continue to be negatively impacted by the depressed real estate market.

Direct operating expenses per occupied night did not significantly change in the 2010 periods as compared to the same periods in 2009 (excluding those rental management locations that were subsequently exited in 2009).  The reduction in selling, general and other expenses in the 2010 periods as compared to the same periods in 2009 primarily reflects lower costs for advertising, and for the six month 2010 period, lower costs for insurance.

Gaming Entertainment

A summary of results of operations for Premier for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income	$28,087	$26,093	$55,166	$52,774

Expenses:
Direct operating expenses	20,730	19,604	40,628	39,251
Interest	93	130	202	270
Salaries and incentive compensation	480	492	975	1,008
Depreciation and amortization	4,230	4,136	8,421	8,292
Selling, general and other expenses	758	566	1,774	1,423
	26,291	24,928	52,000	50,244

Income before income taxes	$1,796	$1,165	$3,166	$2,530

Premier’s gaming revenues for the three and six month 2010 periods increased approximately 7% and 5%, respectively, as compared to the same periods in 2009, while the local gaming market declined slightly for the same periods.  Premier believes that current adverse economic conditions are likely to continue to have a negative impact on the local gaming market in 2010 and as a result, competition could escalate.  Certain of Premier’s competitors are larger and have greater marketing and financial resources.  Premier does not currently believe that its revenues during the second quarter of 2010 were materially affected by the oil spill and cleanup efforts in the Gulf Coast area; it is unable to determine at this time whether there will be a material impact in the future.

The increase in direct operating expenses in the 2010 periods primarily reflects greater marketing and advertising costs and gaming taxes.  The increase in selling, general and other expenses in the 2010 periods reflects greater legal fees.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income	$4,172	$4,519	$8,187	$8,576

Expenses:
Interest	508	669	1,017	1,292
Depreciation and amortization	1,623	2,367	3,231	4,736
Other operating expenses	3,630	72,487	7,583	79,130
	5,761	75,523	11,831	85,158

Loss before income taxes	$(1,589)	$(71,004)	$(3,644)	$(76,582)

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

As discussed above, during the second quarter of 2009, the Company determined that the carrying amount of the Company’s mixed use real estate project located in Myrtle Beach, South Carolina was not fully recoverable and recorded an impairment charge of $67,800,000, which is included in other operating expenses.  Real estate revenues and other income include $300,000 and $1,000,000, respectively, for the three and six month periods ended June 30, 2009 of income related to the accounting for the mark-to-market value of an interest rate derivative (which was terminated during the second quarter of 2009) relating to the Myrtle Beach project’s debt obligation.  Other operating expenses for the six month 2009 period also includes $1,400,000 representing the net book value of land and buildings that was contributed to a local municipality in the first quarter of 2009 and $500,000 and $1,800,000 for the three and six month periods ended June 30, 2009, respectively, for the periodic net settlement amount for the aforementioned derivative.

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

Medical Product Development

A summary of results of operations for Sangart for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income	$3	$30	$5	$5,072

Expenses:
Salaries and incentive compensation	2,236	2,399	4,176	5,015
Depreciation and amortization	217	196	432	390
Selling, general and other expenses	5,397	4,177	8,557	8,364
	7,850	6,772	13,165	13,769

Loss before income taxes	$(7,847)	$(6,742)	$(13,160)	$(8,697)

Revenues and other income for the six month 2009 period includes $5,000,000 for insurance proceeds received upon the death of Sangart’s former chief executive officer.  Sangart’s losses reflect research and development costs (which are included in selling, general and other expenses) of $1,900,000 and $1,500,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $3,000,000 and $2,200,000 for the six month periods ended June 30, 2010 and 2009, respectively.  Research and development costs increased in 2010 primarily due to the Phase II clinical study of MP4OX in trauma patients.  Selling, general and other expenses for the 2010 periods also reflects $1,400,000 of charges related to share-based awards previously granted to a former officer.  In addition, selling, general and other expenses for the three and six month 2010 periods reflect $400,000 and $900,000, respectively, of lower professional fees, $100,000 and $700,000, respectively, of decreased costs for severance and $200,000 and $400,000, respectively, of greater royalty expense.  The change in salaries and incentive compensation expense in the 2010 periods principally reflects headcount reductions made in the prior year and increased estimated incentive bonus expense.

Sangart is a development stage company that does not have any revenues from product sales.  In June 2010, Sangart completed patient enrollment in a Phase II proof of concept clinical trial of MP4OX in trauma patients.  Complete study results are expected in the second half of 2010.  As more fully discussed in the 2009 10-K, if that Phase II proof of concept study is successful, Sangart plans to conduct a larger Phase II clinical study and then a Phase III clinical study in trauma patients.  Such studies will take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.  Also as more fully discussed in the 2009 10-K, Sangart is exploring the application of the MP4 technology in additional therapeutic areas.  The Company is unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income	$24,427	$12,116	$39,111	$24,749

Expenses:
Interest	11	9	16	18
Salaries and incentive compensation	2,193	2,111	4,211	4,331
Depreciation and amortization	1,080	1,430	2,144	2,998
Selling, general and other expenses	18,405	15,072	37,603	39,801
	21,689	18,622	43,974	47,148

Income (loss) before income taxes	$2,738	$(6,506)	$(4,863)	$(22,399)

Other income for the 2010 periods includes $9,200,000 with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  The change in revenues and other income for the three and six month 2010 periods also primarily reflects $1,200,000 and $2,300,000, respectively, of greater revenues from a power production facility that burns waste biomass to produce electricity, and for the six month 2010 period, increased revenues at the winery operations of $2,100,000 and $700,000 less income from purchased delinquent credit card receivables.  Selling, general and other expenses include $5,600,000 and $3,700,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $13,500,000 and $12,000,000 for the six month periods ended June 30, 2010 and 2009, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses also include charges of $1,100,000 and $500,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,300,000 and $4,700,000 for the six months ended June 30, 2010 and 2009, respectively, at the winery operations to reduce the carrying amount of wine inventory.  The change in selling, general and other expenses for the three and six month 2010 periods as compared to the same periods in 2009 also principally reflects $800,000 and $800,000, respectively, of greater costs at the power production facility, and for the six month 2010 period, $1,200,000 of greater costs at the winery operations and $1,100,000 of lower costs related to purchased delinquent credit card receivables.

Corporate

A summary of results of operations for corporate for the three and six month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

Revenues and other income (including net
securities gains (losses))	$125,864	$34,758	$255,116	$37,904

Expenses:
Interest	30,565	31,571	61,082	64,176
Salaries and incentive compensation	(662)	14,862	11,195	22,108
Depreciation and amortization	5,370	4,272	10,446	8,199
Selling, general and other expenses	13,180	40,679	26,348	53,276
	48,453	91,384	109,071	147,759

Income (loss) before income taxes	$77,411	$(56,626)	$146,045	$(109,855)

Net securities gains (losses) for Corporate aggregated $71,400,000 and $(3,600,000) for the three months ended June 30, 2010 and 2009, respectively, and $170,500,000 and $(29,800,000) for the six months ended June 30, 2010 and 2009, respectively.  Net securities gains (losses) for the 2010 periods include a gain of $66,200,000 from the sale of the Company’s investment in LPH for cash consideration of $85,000,000, and for the six month 2010 period include a gain of $94,900,000 from the sale of 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000.  Net securities gains (losses) are net of impairment charges of $500,000 and $4,200,000 during the three months ended June 30, 2010 and 2009, respectively, and $1,500,000 and $26,900,000 during the six months ended June 30, 2010 and 2009, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income declined $3,100,000 and $6,200,000 in the three and six month periods ended June 30, 2010 as compared to the same periods in 2009, principally due to lower interest rates on a lower amount of fixed income securities.  Other income, which increased $19,300,000 and $23,100,000 in the three and six month periods ended June 30, 2010 as compared to the same periods in 2009, includes $46,600,000 and $17,000,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $68,300,000 and $30,500,000 for the six month periods ended June 30, 2010 and 2009, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year and are subject to restricted payment provisions of Fortescue’s senior secured debt agreements.  Depreciation and amortization expenses include prepaid mining interest amortization of $2,600,000 and $1,500,000 for the three months ended June 30, 2010 and 2009, respectively, and $4,900,000 and $2,700,000 for the six months ended June 30, 2010 and 2009, respectively, which is being amortized over time in proportion to the amount of ore produced.  Other income for the three and six month 2010 periods also includes a gain for a legal settlement of $1,900,000.  Other income for the three and six month 2009 periods also reflects a gain from a legal settlement of $10,500,000 and gains of $700,000 and $6,000,000, respectively, on the repurchase of an aggregate $35,600,000 principal amount of the Company’s 7% Senior Notes.  In addition, investment and other income reflects income of $300,000 and $600,000 for the three months ended June 30, 2010 and 2009, respectively, and $600,000 and $700,000 for the six months ended June 30, 2010 and 2009, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

The decrease in interest expense during the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 primarily reflects decreased interest expense related to the 3¾% Convertible Senior Subordinated Notes, $123,500,000 of which were converted principally in the second quarter of 2009 and decreased interest expense related to the fixed rate repurchase agreements, and for the six month 2010 period decreased interest expense related to the repurchased 7% Senior Notes.

Salaries and incentive compensation expense decreased in the three and six month 2010 periods as compared to the same periods in 2009 principally due to lower accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan and lower share-based compensation expense.  Bonus accruals under this plan are based on a percentage of pre-tax profits as defined in the plan.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $600,000 and $2,700,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $2,600,000 and $5,400,000 for the six month periods ended June 30, 2010 and 2009, respectively.  Share-based compensation expense declined for the three and six month 2010 periods as compared to the same periods in 2009 due to the warrants previously granted under the Company’s senior executive warrant plan becoming fully vested.

The decrease in selling, general and other expenses during the three and six month 2010 periods as compared to the same periods in 2009 principally reflects $25,000,000 of expenses incurred relating to the induced conversion of the Company’s 3¾% Convertible Senior Subordinated Notes during the second quarter of 2009, as discussed above.  The decrease for the three and six month 2010 periods also reflects $2,600,000 and $3,000,000, respectively, of decreased amortization of debt issuance costs principally related to the debt conversions, and for the six month period, with respect to the repurchased 7% Senior Notes.

As of June 30, 2010 and December 31, 2009, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”).  As a result, the Company did not record any regular federal income tax expense for the six month periods ended June 30, 2010 and 2009.  However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the six month periods ended June 30, 2010 and 2009, the Company recorded provisions (benefits) for deferred federal minimum taxes payable of $(6,800,000) and $14,800,000 in accumulated other comprehensive income, respectively, and $(3,200,000) and $5,600,000 in income (losses) related to associated companies, respectively.  The benefits for deferred federal minimum taxes recorded in 2010 result from a decrease in the unrealized gains on these investments during 2010.  In addition, income tax expense for the six month periods ended June 30, 2010 and 2009 includes state and foreign income taxes.

Associated Companies

Income (losses) related to associated companies for the three and six month periods ended June 30, 2010 and 2009 includes the following (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

ACF	$(187,809)	$253,312	$(29,323)	$194,977
Jefferies	(122,192)	365,847	(121,463)	353,215
Berkadia	5,762	–	10,293	–
JHYH	469	12,327	2,516	7,024
Pershing Square	(3,122)	3,488	923	(11,511)
HomeFed Corporation	(455)	(158)	(892)	(290)
Garcadia	4,013	(30,519)	7,334	(28,939)
Keen Energy	–	(2,915)	–	(2,704)
CLC	(21,609)	10,919	(36,868)	2,061
Wintergreen	–	6,492	–	1,078
Shortplus	–	–	–	(397)
Other	(7,588)	(156)	(7,945)	(14,091)
Income (losses) related to associated companies
before income taxes	(332,531)	618,637	(175,425)	500,423
Income tax (expense) benefit	10,609	(47,997)	4,697	(12,737)
Income (losses) related to associated companies,
net of taxes	$(321,922)	$570,640	$(170,728)	$487,686

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.  When used in this Report, the words “will,” “could,” “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities and entities that invest in publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing and commercial real estate markets; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); natural gas supplies and prices and the supply of drilling rigs in the marketplace; compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding and regulatory approvals to develop large scale energy projects and for medical product development and clinical trial activities; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related bodies; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intensified competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of the Company’s investments; the impact of the oil spill in the Gulf Coast.  For additional information see Part I, Item 1A. Risk Factors in the 2009 10-K and Part II, Item 1A. Risk Factors contained herein.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A in the 2009 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a)
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

Changes in internal control over financial reporting

(a)
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the Company's disclosure in the 2009 Form 10-K and its Form 10-Q for the quarter ended March 31, 2010 concerning legal proceedings.

Reference is made to the Company's prior disclosure concerning the class action entitled Ramirez et al. v. STi Prepaid, LLC et al., Civ. No. 08-1089 (SDW) (MCA) (D.N.J.).  The parties have reached a tentative settlement, which was preliminarily approved by the court in July 2010 on terms that are not expected to be material to the Company.  The Court has scheduled the hearing for final approval of the proposed settlement for November 16, 2010.

Item 1A.  Risk Factors.

The 2009 10-K includes a detailed discussion of the risk factors applicable to us.  Other than as set forth below, there are no material changes from the risk factors as previously disclosed in the 2009 10-K.

Changes in government tax policies in foreign or domestic jurisdictions where the Company has investments could have an adverse impact on the value of those investments.  The Company has significant investments in both domestic and foreign businesses, where local and national government tax policies in the jurisdictions where those businesses operate could have a material adverse impact on the value of those investments.  Government budget deficits may result in legislation to increase or add new taxes on businesses, in particular the domestic financial services and foreign mining sectors.  The Company has equity investments and/or loans to businesses operating in those sectors, and the announcement of unfavorable taxation policy or regulation for those businesses has and could continue to have an adverse impact on the values of those investments, and reduce cash flows to the Company.

New financial legislation could affect the market value of the Company’s investment in Jefferies.  Recently adopted legislation in the United States will result in more comprehensive regulation of the financial services industry.  Such regulation could have an adverse effect on the market value of the Company’s investment in Jefferies.

The oil spill in the Gulf Coast could have a negative effect on the revenues of ResortQuest.  The oil spill has had and could continue to have a negative effect on ResortQuest’s revenues, which would negatively impact our revenues and profitability.  If ResortQuest is negatively affected by the oil spill, there is no certainty that it will receive compensation from BP or that any such claims will be paid timely.

Item 2.  Issuer Purchases of Equity Securities.

The Company’s purchases of its common shares during the second quarter of 2010 were as follows:

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet be Purchased
	of Shares	Price Paid	Plans or	under the Plans
	Purchased (1)	Per Share	Programs	or Programs

May 1 to May 31	747	$24.12	–	$–

Total	747		–

(1)	Consists of common shares received from a director to exercise stock options. Shares were valued at the market price at the date of the option exercise.

Item 6.	Exhibits.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: August 6, 2010	By:	/s/ Barbara L. Lowenthal
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.