Form 10-Q
period 2010-09-30
LEUCADIA NATIONAL CORP
filed 2010-11-05
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                                  NO               X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at October 28, 2010:  243,317,407.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$323,284	$130,475
Investments	110,166	84,707
Trade, notes and other receivables, net	101,725	163,863
Prepaids and other current assets	93,292	92,747
Current assets of discontinued operations	55,310	79,682
Total current assets	683,777	551,474
Non-current investments ($424,651 and $210,364 collateralizing repurchase
agreements)	2,585,700	2,128,238
Notes and other receivables, net	8,431	7,191
Intangible assets, net and goodwill	44,272	51,224
Other assets	534,560	518,866
Property, equipment and leasehold improvements, net	601,518	657,898
Investments in associated companies ($1,931,607 and $1,792,683 measured
using fair value option)	2,817,684	2,764,885
Non-current assets of discontinued operations	31,393	82,588

Total	$7,307,335	$6,762,364

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$153,291	$144,483
Other current liabilities	19,988	31,960
Securities sold under agreements to repurchase	410,338	198,582
Debt due within one year	134,924	114,010
Current liabilities of discontinued operations	101,957	135,946
Total current liabilities	820,498	624,981
Other non-current liabilities	85,612	102,298
Long-term debt	1,608,376	1,657,779
Non-current liabilities of discontinued operations	3,350	2,809
Total liabilities	2,517,836	2,387,867

Commitments and contingencies

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 243,317,407 and 243,288,154 shares issued and outstanding,
after deducting 47,525,707 and 47,524,960 shares held in treasury	243,317	243,288
Additional paid-in capital	1,533,047	1,529,064
Accumulated other comprehensive income	1,158,674	985,032
Retained earnings	1,848,353	1,604,263
Total Leucadia National Corporation shareholders’ equity	4,783,391	4,361,647
Noncontrolling interest	6,108	12,850
Total equity	4,789,499	4,374,497

Total	$7,307,335	$6,762,364

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009

Revenues and Other Income:
Manufacturing	$61,240	$61,274	$203,235	$169,928
Oil and gas drilling services	31,847	–	81,886	–
Gaming entertainment	31,069	26,953	86,209	79,672
Investment and other income	61,773	45,621	192,614	153,061
Net securities gains (losses)	(64)	9,583	170,416	(20,251)
	185,865	143,431	734,360	382,410
Expenses:
Manufacturing cost of sales	53,183	54,424	174,134	146,979
Direct operating expenses:
Oil and gas drilling services	27,240	–	69,525	–
Gaming entertainment	22,153	20,571	62,781	59,822
Interest	31,353	31,439	94,334	97,195
Salaries and incentive compensation	21,681	25,779	50,634	65,398
Depreciation and amortization	19,814	14,212	59,145	40,755
Selling, general and other expenses	69,126	34,008	154,357	216,800
	244,550	180,433	664,910	626,949
Income (loss) from continuing operations before income
taxes and income related to associated companies	(58,685)	(37,002)	69,450	(244,539)
Income taxes	3,540	1,341	10,936	5,810
Income (loss) from continuing operations before
income related to associated companies	(62,225)	(38,343)	58,514	(250,349)
Income related to associated companies, net of
income tax provision (benefit) of $(3,382), $12,941,
$(8,079) and $25,678	324,712	379,517	153,984	867,203
Income from continuing operations	262,487	341,174	212,498	616,854
Income (loss) from discontinued operations, net of income tax
provision of $29, $339, $0 and $693	(12,399)	28,406	(7,183)	23,577
Gain on disposal of discontinued operations, net of income
tax provision of $0, $0, $0 and $0	39,882	–	39,882	–
Net income	289,970	369,580	245,197	640,431
Net (income) loss attributable to the noncontrolling interest	(2,215)	619	(1,107)	784

Net income attributable to Leucadia National
Corporation common shareholders	$287,755	$370,199	$244,090	$641,215

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended September 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.08	$1.40	$.88	$2.56
Income (loss) from discontinued operations	(.05)	.12	(.03)	.10
Gain on disposal of discontinued operations	.15	–	.15	–
Net income	$1.18	$1.52	$1.00	$2.66

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.07	$1.38	$.88	$2.52
Income (loss) from discontinued operations	(.05)	.12	(.03)	.09
Gain on disposal of discontinued operations	.15	–	.15	–
Net income	$1.17	$1.50	$1.00	$2.61

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$263,165	$341,793	$214,284	$617,638
Income (loss) from discontinued operations, net of taxes	(12,399)	28,406	(7,183)	23,577
Gain on disposal of discontinued operations, net of taxes	36,989	–	36,989	–
Net income	$287,755	$370,199	$244,090	$641,215

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Net cash flows from operating activities:
Net income	$245,197	$640,431
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision (benefit)	(9,773)	21,704
Depreciation and amortization of property, equipment and leasehold improvements	60,837	44,842
Other amortization	19,349	18,740
Share-based compensation	3,402	8,290
Excess tax benefit from exercise of stock options	(9)	(7)
Provision for doubtful accounts	2,832	1,220
Net securities (gains) losses	(170,416)	20,251
Income related to associated companies	(145,905)	(892,881)
Distributions from associated companies	35,730	33,841
Net losses related to real estate, property and equipment, and other assets	10,066	54,143
Income related to Fortescue’s Pilbara project, net of proceeds received	67,764	(50,172)
Common shares received in connection with lawsuit resolution	–	(15,222)
(Gain) loss on buyback of debt	1,029	(5,978)
Loss on debt conversion	–	25,251
Gain on disposal of discontinued operations	(39,882)	–
Losses related to litigation	14,099	–
Pension plan settlement charge	12,728	–
Investments classified as trading, net	–	(1,132)
Net change in:
Restricted cash	(273)	(249)
Trade, notes and other receivables	(9,108)	14,856
Prepaids and other assets	(595)	8,731
Trade payables and expense accruals	(19,901)	(37,064)
Other liabilities	(5,656)	(1,732)
Deferred revenue	(17,161)	(24,113)
Income taxes payable	(7,340)	14,898
Other	(1,114)	(162)
Net cash provided by (used for) operating activities	45,900	(121,514)

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(20,108)	(20,000)
Acquisitions of and capital expenditures for real estate investments	(8,274)	(8,205)
Proceeds from disposals of real estate, property and equipment, and other assets	5,153	2,968
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	70,710	–
Acquisitions, net of cash acquired	(10,918)	–
Proceeds from lawsuits and other settlements	3,565	9,500
Advances on notes and other receivables	(6,473)	(1,282)
Collections on notes, loans and other receivables	16,108	19,772
Investments in associated companies	(12,016)	(61,589)
Capital distributions from associated companies	31,986	105,451
Purchases of investments (other than short-term)	(860,242)	(1,770,056)
Proceeds from maturities of investments	180,685	263,102
Proceeds from sales of investments	566,416	1,592,324
Other	(1,495)	519
Net cash provided by (used for) investing activities	(44,903)	132,504

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$212,412	$47,591
Reduction of debt	(30,735)	(35,257)
Premium paid on debt conversion	–	(25,251)
Issuance of common shares	619	566
Excess tax benefit from exercise of stock options	9	7
Other	(2,255)	(3,497)
Net cash provided by (used for) financing activities	180,050	(15,841)
Net increase (decrease) in cash and cash equivalents	181,047	(4,851)
Cash and cash equivalents at January 1, including cash classified as
current assets of discontinued operations	154,128	237,503
Cash and cash equivalents at September 30, including cash classified as
current assets of discontinued operations	$335,175	$232,652

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$120,392	$126,836
Income tax payments (refunds), net	$20,066	$(4,421)

Non-cash financing activities:
Issuance of common shares for debt conversion	$–	$120,314

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2010 and 2009
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2009	$238,499	$1,413,595	$(29,280)	$1,053,983	$2,676,797	$18,594	$2,695,391
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of taxes of $29,820			813,232		813,232		813,232
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $70			5,014		5,014		5,014
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $11			782		782		782
Net change in pension liability and
postretirement benefits, net of taxes
of $23			1,606		1,606		1,606
Net income				641,215	641,215	(784)	640,431
Comprehensive income					1,461,849	(784)	1,461,065
Contributions from noncontrolling interests						440	440
Distributions to noncontrolling interests						(3,938)	(3,938)
Change in interest in consolidated subsidiary		(1,918)			(1,918)	1,918	–
Share-based compensation expense		8,290			8,290		8,290
Issuance of common shares for debt
conversion	5,239	115,075			120,314		120,314
Common shares received from lawsuit
resolution	(636)	(14,686)			(15,322)		(15,322)
Exercise of options to purchase common
shares, including excess tax benefit	28	545			573		573

Balance, September 30, 2009	$243,130	$1,520,901	$791,354	$1,695,198	$4,250,583	$16,230	$4,266,813

Balance, January 1, 2010	$243,288	$1,529,064	$985,032	$1,604,263	$4,361,647	$12,850	$4,374,497
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of taxes of $20,662			164,205		164,205		164,205
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $96			(7,063)		(7,063)		(7,063)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $4			(1,005)		(1,005)		(1,005)
Net change in pension liability and
postretirement benefits, net of taxes
of $246			17,505		17,505		17,505
Net income				244,090	244,090	1,107	245,197
Comprehensive income					417,732	1,107	418,839
Contributions from noncontrolling interests						1,017	1,017
Distributions to noncontrolling interests						(14,042)	(14,042)
Change in interest in consolidated subsidiary						5,176	5,176
Share-based compensation expense		3,402			3,402		3,402
Exercise of options to purchase common
shares, including excess tax benefit	30	598			628		628
Purchase of common shares for treasury	(1)	(17)			(18)		(18)

Balance, September 30, 2010	$243,317	$1,533,047	$1,158,674	$1,848,353	$4,783,391	$6,108	$4,789,499

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

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

Certain amounts for prior periods have been reclassified to be consistent with the 2010 presentation, and to reflect as discontinued operations ResortQuest International, LLC (“ResortQuest”), STi Prepaid, LLC (“STi Prepaid”) and the Company’s power production business.  For more information, see Note 15.

2.	Segment Information

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  As a result of the classification of ResortQuest and STi Prepaid as discontinued operations, the Company no longer has a property management and services segment or a telecommunications segment.  The Company’s power production business, which was also classified as a discontinued operation, was previously included in the other operations segment.  Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) before income taxes.  Certain information concerning the Company’s segments for the three month and nine month periods ended September 30, 2010 and 2009 is presented in the following table.

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues and other income (a):
Manufacturing:
Idaho Timber	$37,789	$40,136	$134,621	$107,782
Conwed Plastics	23,476	21,127	68,707	62,478
Oil and Gas Drilling Services	31,850	–	81,899	–
Gaming Entertainment	31,080	26,971	86,246	79,745
Domestic Real Estate	4,933	5,071	13,120	13,647
Medical Product Development	6	53	11	5,125
Other Operations (b)	14,262	13,233	52,171	38,889
Corporate (c)	42,469	36,840	297,585	74,744

Total consolidated revenues and other income	$185,865	$143,431	$734,360	$382,410

Income (loss) from continuing operations before
income taxes:
Manufacturing:
Idaho Timber	$(559)	$(2,714)	$1,282	$(8,035)
Conwed Plastics	2,043	3,067	7,776	10,217
Oil and Gas Drilling Services	(5,374)	–	(16,147)	–
Gaming Entertainment	(7,474)	1,163	(4,308)	3,693
Domestic Real Estate	(179)	(1,676)	(3,823)	(78,258)
Medical Product Development	(9,742)	(4,983)	(22,902)	(13,680)
Other Operations (b)	(10,373)	(2,453)	(11,446)	(19,215)
Income related to Associated Companies	321,330	392,458	145,905	892,881
Corporate (c)	(27,027)	(29,406)	119,018	(139,261)
Total consolidated income from
continuing operations before income taxes	$262,645	$355,456	$215,355	$648,342

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)
Other operations includes pre-tax losses of $4,700,000 and $4,600,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $9,400,000 and $17,700,000 for the nine month periods ended September 30, 2010 and 2009, respectively, for investigation and evaluation of various energy related projects.  There were no material operating revenues associated with these activities; however, other income for the three and nine month 2010 periods includes $300,000 and $9,500,000, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

(c)
Corporate includes impairment charges for securities of $200,000 and $2,700,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $1,700,000 and $29,600,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  For the nine month 2010 period, security gains include a gain of $66,200,000 from the sale of the Company’s investment in Light and Power Holdings, Ltd. (“LPH”) and a gain of $94,900,000 from the sale of certain of the Company’s common shares of Fortescue Metals Group Ltd (“Fortescue”); see Note 4 for further information.

For the three and nine month periods ended September 30, 2010 and 2009, segment operating results include depreciation and amortization expenses as follows:

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation and amortization expenses:
Manufacturing: (a)
Idaho Timber	$1,334	$2,365	$4,811	$6,484
Conwed Plastics	3,240	2,148	7,220	6,389
Oil and Gas Drilling Services	6,460	–	19,220	–
Gaming Entertainment	4,147	4,073	12,568	12,363
Domestic Real Estate	1,518	2,358	4,749	7,094
Medical Product Development	221	223	653	613
Other Operations (a)	1,861	1,993	5,216	6,337
Corporate	5,267	5,195	15,713	13,394
Total consolidated depreciation and
amortization expenses	$24,048	$18,355	$70,150	$52,674

(a)	Includes amounts classified as cost of sales.

For the three and nine month periods ended September 30, 2010 and 2009, interest expense was primarily comprised of Corporate; interest expense for other segments was not material.

3.	Investments in Associated Companies

A summary of investments in associated companies at September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting (a):
Jefferies High Yield Holdings, LLC (“JHYH”)	$303,558	$318,047
Cobre Las Cruces, S.A. (“CLC”)	197,246	211,645
Garcadia (b)	36,319	35,359
HomeFed Corporation (“HomeFed”)	44,305	44,975
Pershing Square IV, L.P. (“Pershing Square”)	–	33,538
Brooklyn Renaissance Plaza	30,321	29,875
Berkadia Commercial Mortgage LLC (“Berkadia”)	230,355	240,030
Other	43,973	58,733
Total accounted for under the equity method of accounting	886,077	972,202

Investments in associated companies carried at fair value:
Jefferies Group, Inc. (“Jefferies”)	1,102,402	1,152,931
AmeriCredit Corp. (“ACF”)	829,205	639,752
Total accounted for at fair value	1,931,607	1,792,683

Total investments in associated companies	$2,817,684	$2,764,885

(a)
Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

(b)	For the nine month 2009 period, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000.

On October 1, 2010, the Company sold all of its ACF common shares to a subsidiary of General Motors Company (“General Motors”), in connection with General Motors’ acquisition of all of the outstanding common stock of ACF.  The Company received aggregate cash consideration of $830,600,000 for its shares of ACF common stock, which were acquired at a cost of $425,800,000.  As of September 30, 2010, the Company had recorded a cumulative net unrealized gain on its investment in ACF in its consolidated statements of operations of $403,400,000.  As a result of the consummation of this transaction, the Company will record in the fourth quarter an additional gain on its investment in ACF of $1,400,000.  Income related to associated companies includes unrealized gains resulting from changes in the fair value of ACF of $211,500,000 and $73,300,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $182,200,000 and $268,300,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company owns approximately 28% of the outstanding voting securities of Jefferies, a company listed on the NYSE (Symbol: JEF).  Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.  Income related to associated companies includes unrealized gains (losses) resulting from changes in the fair value of Jefferies of $78,200,000 and $286,700,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $(50,500,000) and $639,900,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

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

The following tables provide summarized data with respect to significant investments in associated companies for the periods the investments were owned by the Company.  The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2010 (in thousands).  The 2010 information for ACF is for the six month period ended June 30, 2010, which is the latest available information.  The 2010 information for Jefferies is for the eight month period ended August 31, 2010.

	2010	2009

ACF:
Total revenues	$722,800	$1,363,500
Income from continuing operations before extraordinary items	148,800	66,900
Net income	148,800	66,900

Jefferies:
Total revenues	$1,757,000	$1,850,700
Income from continuing operations before extraordinary items	164,800	186,500
Net income	164,800	186,500

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

During the third quarter of 2010, the Company redeemed its interest in Pershing Square by transferring its equity into a larger, more diversified investment partnership fund managed by the same manager.  The Company’s percentage ownership interest in this larger investment partnership is much smaller and does not qualify for the equity method of accounting.

4.	Investments

A summary of investments classified as current assets at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30, 2010		December 31, 2009
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$99,959	$100,271	$80,788	$80,805
Other investments, including accrued interest income	9,980	9,895	4,034	3,902
Total current investments	$109,939	$110,166	$84,822	$84,707

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at September 30, 2010 and December 31, 2009 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2010
Bonds and notes:
U.S. Government and agencies	$96,266	$23	$–	$96,289
All other corporates	3,693	289	–	3,982
Total fixed maturities	$99,959	$312	$–	$100,271

December 31, 2009
Bonds and notes:
U.S. Government and agencies	$80,404	$26	$11	$80,419
All other corporates	384	2	–	386
Total fixed maturities	$80,788	$28	$11	$80,805

A summary of non-current investments at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30, 2010		December 31, 2009
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$1,091,674	$2,417,991	$780,048	$1,964,268
Other investments	167,882	167,709	163,983	163,970
Total non-current investments	$1,259,556	$2,585,700	$944,031	$2,128,238

Non-current available for sale investments include 5,600,000 common shares of Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN), which have a cost of $78,000,000 and market values of $311,900,000 and $339,100,000 at September 30, 2010 and December 31, 2009, respectively.  The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.

The Company’s investment in Fortescue and its subsidiary, FMG Chichester Pty Ltd (“FMG”), consists of 247,986,000 common shares of Fortescue, representing approximately 8% of the outstanding Fortescue common stock at September 30, 2010, and a $100,000,000 note of FMG that matures in August 2019 (the “FMG Note”).  Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG), and the shares held by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws.  The Fortescue shares, which are included in non-current available for sale investments, have a cost of $219,700,000 and $246,300,000 and market values of $1,249,500,000 and $1,108,000,000 at September 30, 2010 and December 31, 2009, respectively.  In February 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a net securities gain of $94,900,000 in the nine month period ended September 30, 2010.

Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas.  The note is unsecured and subordinate to the project’s senior secured debt.  Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments on the note have previously been deferred by FMG due to covenants contained in the project’s senior secured debt (for periods prior to January 1, 2010).  Any interest payment that was deferred earned simple interest at an annual rate of 9.5%.  Inasmuch as the senior secured debt has been called for redemption on November 8, 2010, the covenants requiring the deferral of interest should no longer apply.  The Company recorded interest on the note of $36,100,000 and $19,700,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $104,400,000 and $50,200,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  In the third quarter of 2010, the Company received $172,100,000 (before withholding taxes) from FMG in payment of the accrued interest due through June 30, 2010.  At September 30, 2010 and December 31, 2009, the accrued interest receivable balance was $38,800,000 and $106,500,000, respectively.

For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest.  The Company is accounting for the zero-coupon note component of its investment as a loan-like instrument, with income being recognized as the note is accreted up to its face value of $100,000,000.  At September 30, 2010 and December 31, 2009, the zero coupon note had a balance of $35,200,000 and $32,200,000, respectively.  The prepaid mining interest was initially classified with other non-current assets and is being amortized to expense as the 4% of revenue is earned.  Depreciation and amortization expense includes prepaid mining interest amortization of $2,500,000 and $2,400,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $7,400,000 and $5,000,000 for the nine month periods ended September 30, 2010 and 2009, respectively; the prepaid mining interest balance was $166,800,000 and $174,300,000 at September 30, 2010 and December 31, 2009, respectively.

The aggregate book values of the various components of the FMG Note, net of accrued withholding taxes on interest, totaled $230,300,000 and $302,400,000 at September 30, 2010 and December 31, 2009, respectively.

On August 9, 2010, the Company was advised that Fortescue is asserting that FMG is entitled to issue additional subordinated notes identical to the FMG Note in an unlimited amount.  Fortescue further claims that any interest to be paid on additional subordinated notes can dilute, on a pro rata basis, the Company’s entitlement to the above stated interest of 4% of net revenue.  This claim was made four years after the issuance to the Company of the FMG Note, during which time Fortescue has never asserted this purported right to dilute the Company’s interest in any of Fortescue’s public filings or other communications.   The Company does not believe that FMG has the right to issue additional notes which affect the Company’s interest or that the interpretation by Fortescue of the terms of the FMG Note, as currently claimed by Fortescue, reflects the agreement between the parties.

On September 1, 2010, the Company filed a Writ of Summons against Fortescue, FMG and Fortescue’s Chief Executive Officer in the Supreme Court of Western Australia.  The Writ of Summons seeks, among other things, an injunction restraining the issuance of any additional notes identical to the FMG Note and damages.  If the litigation is ultimately determined adversely to the Company and additional notes are issued, the Company’s future cash flows from the FMG Note and future results of operations would be materially and adversely affected to the extent of the dilution resulting from the issuance of such additional notes.

During 2010, a Minerals Resource Rent Tax was proposed in Australia that would impact Fortescue if enacted by the Australian legislature; the proposed effective date of the tax is July 1, 2012.  Meetings between Australian government officials and mining companies in Australia are ongoing, and the initial proposal has changed and remains subject to further change.  However, as currently proposed the tax will not have any impact on the calculation of the interest payable on the FMG Note, although when it was first proposed the extra tax burden did have an adverse impact on the value of the Fortescue common shares held by the Company.  Further, based on the Company’s review of available information concerning the proposed tax and its anticipated impact on Fortescue, the Company does not believe the current proposed tax is so onerous as to cause a liquidity problem for FMG resulting in FMG’s inability to service its debt obligations, including the FMG Note.  The Company does not believe that its zero-coupon note or prepaid mining interest are impaired or will become impaired as a result of the proposed tax.

At September 30, 2010 and December 31, 2009, other non-current investments include investments in private equity funds where the Company’s voting interest isn’t large enough to apply the equity method of accounting ($87,900,000 and $52,800,000, respectively), a portfolio of non-agency mortgage backed bond securitizations where the underlying assets are various individual mortgage loans ($3,900,000 and $14,000,000, respectively), the FMG zero-coupon note component of the FMG Note discussed above, a stock interest in LPH, the electric utility in Barbados, ($18,800,000 at December 31, 2009), an investment in IFIS Limited (“IFIS”), a private Argentine company, ($11,200,000 in both periods) and various other non-publicly traded interests in equity and debt securities ($29,500,000 and $35,000,000, respectively).  The investments in bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The Company estimates the future cash flows for the securitization interests to determine the accretable yield; increases in estimated cash flows are accounted for as a yield adjustment on a prospective basis but decreases in estimated cash flows below amortized cost are recognized as impairments.  Contractual cash flows in excess of estimated cash flows are not part of the accretable yield.  The market for these securities is highly illiquid and they rarely trade.  On a regular basis the Company re-estimates future cash flows and records impairment charges if appropriate.  The remaining other investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

In May 2010, the Company sold its investment in LPH for cash consideration of $85,000,000, which resulted in the recognition of a net securities gain of $66,200,000 in the nine month period ended September 30, 2010.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at September 30, 2010 and December 31, 2009 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2010
Bonds and notes:
U.S. Government and agencies	$5,411	$6	$–	$5,417
U.S. Government-Sponsored Enterprises	634,957	10,866	1,694	644,129
All other corporates	101,481	646	96	102,031
Total fixed maturities	741,849	11,518	1,790	751,577

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	22,263	–	38,603
Industrial, miscellaneous and all other	333,485	1,294,691	365	1,627,811
Total equity securities	349,825	1,316,954	365	1,666,414

	$1,091,674	$1,328,472	$2,155	$2,417,991

December 31, 2009
Bonds and notes:
U.S. Government and agencies	$25,858	$–	$67	$25,791
U.S. Government-Sponsored Enterprises	352,251	6,391	422	358,220
All other corporates	22,969	228	13	23,184
Total fixed maturities	401,078	6,619	502	407,195

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	14,925	–	31,265
Industrial, miscellaneous and all other	362,630	1,163,255	77	1,525,808
Total equity securities	378,970	1,178,180	77	1,557,073

	$780,048	$1,184,799	$579	$1,964,268

The amortized cost and estimated fair value of non-current investments classified as available for sale at September 30, 2010, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$38,782	$39,280
Due after five years through ten years	–	–
Due after ten years	–	–
	38,782	39,280
Mortgage-backed and asset-backed securities	703,067	712,297
	$741,849	$751,577

Net unrealized gains on investments were $1,198,400,000 and $1,034,200,000 at September 30, 2010 and December 31, 2009, respectively.  Reclassification adjustments included in comprehensive income for the nine month period ended September 30, 2010 are as follows (in thousands):

Net unrealized holding gains arising during the period, net of taxes
of $17,516	$261,032
Less: reclassification adjustment for net gains included in net income,
net of taxes of $3,146	(96,827)
Net change in unrealized gains (losses) on investments, net of taxes
of $20,662	$164,205

At September 30, 2010, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

Securities with book values of $5,700,000 and $8,800,000 at September 30, 2010 and December 31, 2009, respectively, collateralized certain swap agreements and a letter of credit.

5.	Inventory

A summary of inventory (which is included in the caption prepaids and other current assets) at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$5,562	$5,196
Work in process	10,499	12,352
Finished goods	41,503	41,421
	$57,564	$58,969

6.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009

Intangibles:
Customer relationships, net of accumulated amortization of $37,605
and $33,161	$24,890	$29,515
Licenses, net of accumulated amortization of $2,179 and $1,718	9,819	10,280
Trademarks and tradename, net of accumulated amortization of $761
and $662	1,251	1,372
Patents, net of accumulated amortization of $2,360 and $769	–	1,591
Other, net of accumulated amortization of $2,623 and $2,469	161	315
Goodwill	8,151	8,151
	$44,272	$51,224

Amortization expense on intangible assets was $3,500,000 and $1,900,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $6,700,000 and $5,900,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2010 (for the remaining three months) - $1,800; 2011 - $6,400; 2012 - $5,900; 2013 - $5,700; and 2014 - $5,500.

The goodwill in the above table relates to Conwed Plastics.

7.	Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income (loss), net of taxes at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009

Net unrealized gains on investments	$1,198,369	$1,034,164
Net unrealized foreign exchange gains (losses)	(3,039)	4,024
Net unrealized gains on derivative instruments	–	1,005
Net minimum pension liability	(39,132)	(56,948)
Net postretirement benefit	2,476	2,787
	$1,158,674	$985,032

8.	Derivative Financial Instruments

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

At September 30, 2010, the Company’s derivative instrument, which is not designated as a hedge, is an interest rate swap contract that is included in other current liabilities at aggregate fair value of $900,000.  The total notional amount of this pay fixed/receive variable interest rate swap was $33,400,000.  Investment and other income includes changes in the fair values of derivatives of $400,000 and $200,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $1,000,000 and $1,900,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

9.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and nine month periods ended September 30, 2010 and 2009 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009

Interest cost	$2,872	$3,106	$9,114	$9,320
Expected return on plan assets	(1,909)	(1,943)	(6,225)	(5,830)
Actuarial loss	389	538	1,403	1,614
Amortization of prior service cost	–	1	2	2
Net pension expense	$1,352	$1,702	$4,294	$5,106

In the third quarter of 2010, the Company terminated and settled one of its two frozen defined benefit pension plans.  In connection with the termination and settlement of this plan, $9,600,000 was contributed to the plan and the Company recognized a settlement charge of $12,700,000.  The WilTel defined benefit pension plan was not terminated; the Company contributed $4,600,000 to the WilTel plan during the nine month period ended September 30, 2010.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not material in each of the three and nine month periods ended September 30, 2010 and 2009.

10.	Share-Based Compensation

Salaries and incentive compensation expense included $700,000 and $2,800,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $3,400,000 and $8,300,000 for the nine month periods ended September 30, 2010 and 2009, respectively, for share-based compensation expense principally relating to grants previously made under the Company’s senior executive warrant plan and fixed stock option plan.  During the 2010 periods, the warrants previously granted under the Company’s senior executive warrant plan became fully vested, which resulted in a decline in expense as compared to the same periods in 2009.  During 2010, 12,000 options were granted to non-employee directors at an exercise price of $24.12 per share and 100,000 options were granted to an officer of the Company under the Company’s stock option plan at an exercise price of $24.37 per share. The exercise price for all option grants was the market price on the grant date.

11.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at September 30, 2010 was $9,300,000 (including $2,900,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $500,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2006.  The Company’s New York State and New York City income tax returns for the 2006 to 2008 period are currently being audited.

As of September 30, 2010 and December 31, 2009, the Company has a full valuation allowance against its net federal deferred tax asset, including its available net operating loss carryforwards (“NOLs”), which aggregated approximately $6,000,000,000 at December 31, 2009.  As a result, the Company did not record any regular federal income tax expense for the three and nine month periods ended September 30, 2010.  Prior to September 30, 2010, the Company had been recording provisions or benefits for deferred federal minimum taxes payable, due to material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the regular federal income taxes that would be due, but prior to the election described below the Company would have had to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it is fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the nine month period ended September 30, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $18,800,000 in accumulated other comprehensive income and $12,800,000 in income related to associated companies.  In addition, income tax expense for the nine month periods ended September 30, 2010 and 2009 includes state and foreign income taxes.

The Worker, Homeownership, and Business Assistance Act of 2009 provided taxpayers a special election for extended net operating loss carryback benefits, and with respect to any net operating loss for which the election was made, eliminated the limitation that applies to using the NOL to reduce federal minimum taxable income.  In September 2010, the Internal Revenue Service provided additional guidance with respect to application of the law, and the Company made the election with respect to its 2008 NOL.  As a result, the Company has NOLs that fully offset approximately $3,000,000,000 of federal minimum taxable income (a potential savings of $60,000,000 of future federal minimum taxes), and no federal regular or minimum income tax would be payable on such income.  The consolidated statement of operations for the nine month period ended September 30, 2010 reflects the reversal of $11,600,000 of deferred federal minimum tax liabilities which had been recorded in prior periods.

12.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2010 and 2009 are as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator for earnings (loss) per share:
Net income attributable to Leucadia National
Corporation common shareholders for basic
earnings (loss) per share	$287,755	$370,199	$244,090	$641,215
Interest on 3¾% Convertible Notes	846	1,016	2,750	6,180
Net income attributable to Leucadia National
Corporation common shareholders for diluted
earnings (loss) per share	$288,601	$371,215	$246,840	$647,395

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	243,317	243,238	243,307	240,913
Stock options (a)	6	45	33	2
Warrants (b)	–	–	–	–
3¾% Convertible Notes	4,249	4,428	4,249	7,031
Denominator for diluted earnings (loss) per share	247,572	247,711	247,589	247,946

(a)
Options to purchase 1,770,000 and 1,756,700 weighted average shares of common stock were outstanding during the three and nine month 2010 periods, respectively, and options to purchase 1,690,000 and 2,261,600 weighted average shares of common stock were outstanding during the three and nine month 2009 periods, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(b)
Warrants to purchase 4,000,000 shares of common stock at $28.515 per share were outstanding during the three and nine month periods ended September 30, 2010 and 2009, but were not included in the computation of diluted earnings (loss) per share because the warrants’ exercise price was greater than the average market price of the common shares.

(c)	Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

13.	Indebtedness

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During the third quarter of 2010, the Company repurchased $6,200,000 principal amount of its 7% Senior Notes due 2013, $5,500,000 principal amount of its 7 3/4% Senior Notes due 2013, $3,000,000 principal amount of its 8 1/8% Senior Notes due 2015 and $2,000,000 principal amount of its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, and recognized aggregate pre-tax losses of $1,000,000 for the three and nine month 2010 periods, which are reflected in selling, general and other expenses.

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At September 30, 2010, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.3%, mature at various dates through November 2010 and are collateralized by non-current investments with a carrying value of $424,700,000.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted average life of 4 years and a duration of 0.57 at September 30, 2010.

14.	Fair Value

Aggregate information concerning assets and liabilities at September 30, 2010 and December 31, 2009 that are measured at fair value on a recurring basis is presented below (in thousands):

	September 30, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$96,289	$96,289	$–
All other corporates	3,982	3,734	248
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	5,417	822	4,595
U.S. Government-Sponsored Enterprises	644,129	–	644,129
All other corporates	102,031	94,625	7,406
Equity securities:
Common stocks:
Banks, trusts and insurance companies	38,603	38,603	–
Industrial, miscellaneous and all other	1,627,811	1,627,811	–
Investments in associated companies	1,931,607	1,931,607	–
Total	$4,449,869	$3,793,491	$656,378

Other current liabilities	$(2,482)	$(1,535)	$(947)

	December 31, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$80,419	$80,419	$–
All other corporates	386	386	–
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	25,791	25,791	–
U.S. Government-Sponsored Enterprises	358,220	–	358,220
All other corporates	23,184	22,998	186
Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,265	31,265	–
Industrial, miscellaneous and all other	1,525,808	1,525,808	–
Investments in associated companies	1,792,683	1,792,683	–
Total	$3,837,756	$3,479,350	$358,406

Other current liabilities	$(1,428)	$(1,114)	$(314)
Other non-current liabilities	(1,935)	–	(1,935)
Total	$(3,363)	$(1,114)	$(2,249)

At September 30, 2010 and December 31, 2009, the Company did not have material fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.

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

Aggregate information concerning assets and liabilities at September 30, 2010 and December 31, 2009 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

	September 30, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other non-current investments (a)	$100	$–	$–	$100

	December 31, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held and used (b)	$2,900	$–	$–	$2,900
Other non-current investments (a)	2,300	–	–	2,300
Long-lived assets held for sale (c)	2,200	–	2,200	–

(a)
At September 30, 2010 and December 31, 2009, represents investments aggregating $100,000 and $2,300,000, respectively, in non-agency mortgage-backed bond securitizations.  The investments in non-agency mortgage-backed bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The market for these securities is highly illiquid and they rarely trade.  The fair values were primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporated assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates.

Included in net securities gains (losses) in the consolidated statement of operations for the three and nine month periods ended September 30, 2010 are impairment charges aggregating $200,000 and $1,700,000, respectively, all of which were for non-agency mortgage-backed bond securitizations.  Included in net securities gains (losses) in the consolidated statement of operations for the three and nine month periods ended September 30, 2009 are impairment charges aggregating $2,700,000 and $29,600,000, respectively (which included $2,600,000 and $13,000,000, respectively, for non-agency mortgage-backed bond securitizations and $100,000 and $2,200,000, respectively, for non-public equity securities and a private equity fund).

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$110,166	$110,166	$84,707	$84,707
Non-current	2,585,700	2,585,700	2,128,238	2,128,238
Cash and cash equivalents	323,284	323,284	130,475	130,475
Notes receivable:
Current	1,425	1,425	437	437
Non-current	2,751	2,751	2,618	2,618

Financial Liabilities:
Debt:
Current	545,262	511,815	312,592	281,481
Non-current	1,608,376	1,689,414	1,657,779	1,652,616
Securities sold not owned	1,535	1,535	1,114	1,114

Swap agreements:
Interest rate swaps	(947)	(947)	(1,935)	(1,935)
Foreign currency swaps	–	–	(314)	(314)

15.    Discontinued Operations

In August 2010, the Company sold its operating retail shopping center in Long Island, New York for cash consideration of $17,100,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,600,000.  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

In September 2010, the Company sold ResortQuest for net cash consideration of $53,600,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $35,300,000.  As a result, the Company’s property management and services segment has been classified as a discontinued operation.

In October 2010, the Company sold STi Prepaid for aggregate cash consideration of $20,000,000, which will be paid over a 26 month period, and has classified the telecommunications segment as a discontinued operation.  The Company expects to report a pre-tax gain on sale of discontinued operations equal to the Company’s negative net investment in STi Prepaid ($19,300,000 at September 30, 2010) and the estimated fair value of the payments to be received from the buyer.

In September 2010, the Company classified its power production business that burns waste biomass to produce electricity as a held for sale discontinued operation and recorded a charge of $25,300,000 to reduce the carrying amount of the business to its fair value.  The power production business was previously classified in the other operations segment, and the impairment charge reduced the carrying amount of property, equipment and leasehold improvements, net and intangible assets to zero.  The Company expects to sell the business within the next twelve months.

When the power production facility was originally acquired for $4,600,000 it was not operating and the original intent was to invest additional funds to rehabilitate the facility and bring it up to nameplate capacity.  Despite rehabilitation funding in excess of amounts originally planned, ongoing equipment problems have resulted in a failure to bring the facility up to capacity and higher operating costs.  The cost of the waste biomass required to produce electricity has also increased, and at current operating levels the business would require additional funding over the next year.  A competing facility is expected to begin operating next year, and the Company decided to sell the business rather than continue to fund operating losses in the hope that production improvements and/or waste material price decreases would make the facility profitable.

A summary of the results of discontinued operations for ResortQuest, STi Prepaid and the power production business is as follows for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Telecommunications	$94,268	$98,533	$276,253	$331,520
Property management and service fees	33,963	36,900	84,356	98,342
Investment and other income	2,717	1,937	8,763	3,195
	130,948	137,370	369,372	433,057
Expenses:
Cost of sales - telecommunications	77,326	82,900	235,943	282,574
Direct operating expenses - property
management and services	21,724	25,736	62,595	76,539
Interest	4	33	11	48
Salaries and incentive compensation	3,818	4,423	11,453	12,509
Depreciation and amortization	2,403	2,103	7,085	6,294
Selling, general and other expenses	38,043	17,235	68,973	54,628
	143,318	132,430	386,060	432,592
Income (loss) from discontinued
operations before income taxes	(12,370)	4,940	(16,688)	465
Income tax provision	29	339	–	693
Income (loss) from discontinued
operations after income taxes	$(12,399)	$4,601	$(16,688)	$(228)

During the nine month 2010 period and the third quarter of 2009, the Company received and recognized as income from discontinued operations $9,500,000 and $8,600,000, respectively, of distributions from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distribution, with the approval of the New York Insurance Department.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

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

16.    Other

As more fully discussed in the 2009 10-K, the former holders of certain of the Premier Entertainment Biloxi LLC, (“Premier”) notes argued that they were entitled to liquidated damages under the indenture governing these notes, and as such were entitled to more than the principal amount of the notes plus accrued interest that was paid to them at Premier’s emergence from bankruptcy.  The Company had funded an escrow account to cover the Premier noteholders’ claim for additional damages in the amount of $13,700,000.  On September 3, 2010, the Bankruptcy Court for the Southern District of Mississippi awarded the Premier noteholders $9,600,000, plus interest at the federal judgment rate in effect on August 10, 2007 from that date until the date of payment, but in no event would the Premier noteholders be entitled to damages in an amount exceeding the amount held in the escrow account.  Any funds remaining in the escrow account after payment of the award are to be returned to the Company.  The Company has filed a notice of appeal of the Bankruptcy Court’s decision; no amounts are expected to be paid from the escrow account while the appeal is pending.  As a result of the Bankruptcy Court’s decision, the Company recorded a loss in selling, general and other expenses in the third quarter of 2010 for the award and interest of $11,100,000.

As more fully discussed in the 2009 10-K, one of the Company’s real estate subsidiaries (“MB1”) is the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,500,000 at September 30, 2010, that is collateralized by the real estate.

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

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere with or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver has been put in place at the property and the foreclosure proceedings are underway.  Upon foreclosure, the Company will record a gain equal to the excess of the loan balance over the then book value of the real estate.  At September 30, 2010, the carrying value of MB1’s real estate was $67,100,000; if foreclosure proceedings were completed the gain recognized would have been $33,400,000 as of September 30, 2010.

17.	Subsequent Events

Effective October 2010, Berkadia’s secured credit facility with a subsidiary of Berkshire Hathaway, Inc. (“Berkshire Hathaway”) was amended to increase the size of the credit facility from $1 billion to $1.5 billion, with the Company agreeing to provide the increased funds under the facility.  The additional availability will be used by Berkadia to fund its mortgage originations and servicing activities.  Berkadia originates commercial mortgage loans solely for agencies of the U.S. Government using their underwriting guidelines, and loans are sold to the agencies within a specified period of time after origination.  The increase in the size of the credit facility will enable Berkadia to hold new loan originations for a longer period prior to sale, generating interest income in excess of the interest due under the facility.

So long as there is no default under the credit facility, principal repayments will first be applied to the Company’s portion of the outstanding loan and then to Berkshire Hathaway’s portion.  In addition, the Company has the right to direct Berkadia to expedite its sale of loans under its various programs thereby reducing or eliminating the need for the additional funding.  Pursuant to the Company's amended guaranty to Berkshire Hathaway, any losses incurred under the facility will continue to be shared equally by the Company and Berkshire Hathaway.

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

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the nine month period ended September 30, 2010, the market value of the Company’s investment in the common shares of Fortescue increased from $988,400,000 at December 31, 2009 (excluding shares sold in 2010) to $1,249,500,000 at September 30, 2010, and the market value of the Company’s investment in Inmet decreased from $339,100,000 at December 31, 2009 to $311,900,000 at September 30, 2010.  The change in the market values of the Company’s investments in ACF and Jefferies, for which the fair value option was elected, was reflected in operations as a component of income related to associated companies.  During the nine month period ended September 30, 2010, the Company recognized unrealized gains (losses) related to its investments in ACF and Jefferies of $182,200,000 and $(50,500,000), respectively.  For the nine month 2010 period, the Company also recorded impairment losses for declines in value of securities deemed to be other than temporary in its consolidated statement of operations of $1,700,000, reflected as a component of net securities gains (losses).

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of September 30, 2010, the sum of these amounts aggregated $3,019,200,000.  However, since $664,600,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Parent’s liquidity needs.  The $2,354,600,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue common shares of $1,249,500,000 and the Inmet common shares of $311,900,000).  This amount does not include the cash received from the sale of ACF common shares on October 1, 2010.  The Parent’s available liquidity, and the investment income realized from the Parent’s cash, cash equivalents and marketable securities is used to meet the Parent company’s short-term recurring cash requirements, which are principally the payment of interest on its debt, corporate overhead expenses and maturing repurchase agreements.

In February 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a net securities gain of $94,900,000 in the first quarter of 2010.

In May 2010, the Company sold its investment in LPH for cash consideration of $85,000,000, which resulted in the recognition of a net securities gain of $66,200,000 in the second quarter of 2010.

During the second quarter of 2010, the Company received and recognized as income from discontinued operations a $9,500,000 distribution from Empire, which has been undergoing a voluntary liquidation since 2001.

In July 2010, the Company received $154,900,000 from FMG (net of $17,200,000 in withholding taxes) in payment of the accrued interest due on the FMG Note through June 30, 2010.  The payment includes interest accrued since the inception of mining operations that previously had been deferred due to the restricted payments covenant contained in FMG’s senior secured debt agreements (for periods prior to January 1, 2010), including interest on the deferred interest.  FMG was able to make this payment because its consolidated coverage ratio (as defined in FMG’s senior secured debt agreements) exceeded the minimum required for the previous four fiscal quarters ending June 30, 2010.  Inasmuch as the senior secured debt has been called for redemption on November 8, 2010, the covenants requiring the deferral of interest should no longer apply. Future interest payments under the FMG Note will be dependent upon the physical volume of iron ore sold and the selling price; as a result, it is not possible to predict whether interest earned in the most recent quarter will continue at the same level in future quarters.

On August 9, 2010, the Company was advised that Fortescue is asserting that FMG is entitled to issue additional subordinated notes identical to the FMG Note in an unlimited amount.  Fortescue further claims that any interest to be paid on additional subordinated notes can dilute, on a pro rata basis, the Company’s entitlement to the above stated interest of 4% of net revenue.  The Company does not believe that FMG has the right to issue additional notes which affect the Company’s interest or that the interpretation by Fortescue of the terms of the FMG Note, as currently claimed by Fortescue, reflects the agreement between the parties.

On September 1, 2010, the Company filed a Writ of Summons against Fortescue, FMG and Fortescue’s Chief Executive Officer in the Supreme Court of Western Australia.  The Writ of Summons seeks, among other things, an injunction restraining the issuance of any additional notes identical to the FMG Note and damages.  If the litigation is ultimately determined adversely to the Company and additional notes are issued, the Company’s future cash flows from the FMG Note and future results of operations would be materially and adversely affected to the extent of the dilution resulting from the issuance of such additional notes.

In August 2010, the Company sold its operating retail shopping center in Long Island, New York for cash consideration of $17,100,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,600,000.

In September 2010, the Company sold ResortQuest for $53,600,000 and recognized a pre-tax and after tax gain on sale of discontinued operations of $35,300,000.

On October 1, 2010, the Company sold all of its ACF common shares to a subsidiary of General Motors in connection with General Motors’ acquisition of all of the outstanding common stock of ACF.  The Company received aggregate cash consideration of $830,600,000 for its shares of ACF common stock, which were acquired at a cost of $425,800,000.

In October 2010, the Company sold STi Prepaid for aggregate cash consideration of $20,000,000, which will be paid over a 26 month period.

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During the third quarter of 2010, the Company repurchased an aggregate $16,700,000 principal amount of its outstanding debt securities.  In October 2010, the Company repurchased an additional aggregate $34,000,000 principal amount of its outstanding debt securities.

Effective October 2010, Berkadia’s secured credit facility with a subsidiary of Berkshire Hathaway was amended to increase the size of the credit facility from $1 billion to $1.5 billion, with the Company agreeing to provide the increased funds under the facility.  The additional availability will be used by Berkadia to fund its mortgage originations and servicing activities.  Berkadia originates commercial mortgage loans solely for agencies of the U.S. Government using their underwriting guidelines, and loans are sold to the agencies within a specified period of time after origination.  The increase in the size of the credit facility will enable Berkadia to hold new loan originations for a longer period prior to sale, generating interest income in excess of the interest due under the facility.

So long as there is no default under the credit facility, principal repayments will first be applied to the Company’s portion of the outstanding loan and then to Berkshire Hathaway’s portion.  In addition, the Company has the right to direct Berkadia to expedite its sale of loans under its various programs thereby reducing or eliminating the need for the additional funding.  Pursuant to the Company's amended guaranty to Berkshire Hathaway, any losses incurred under the facility will continue to be shared equally by the Company and Berkshire Hathaway.

Consolidated Statements of Cash Flows

Net cash of $45,900,000 was provided by operating activities in the nine month 2010 period as compared to $121,500,000 of cash used for operating activities in the nine month 2009 period.  The change in operating cash flows reflects proceeds received from FMG ($154,900,000, net of withholding taxes), greater income tax payments, lower interest payments and increased distributions of earnings from associated companies.  STi Prepaid's telecommunications operations generated funds from operating activities of $500,000 during the 2010 period and $900,000 during the 2009 period.  ResortQuest generated funds from operating activities of $6,300,000 during the 2010 period and used funds of $600,000 during the 2009 period.  Keen, which became a consolidated subsidiary in November 2009, generated funds of $1,900,000 during the nine month period ended September 30, 2010; Premier generated funds of $18,100,000 and $15,800,000 during the 2010 and 2009 periods, respectively; and the Company’s manufacturing segments generated funds from operating activities of $21,100,000 and $22,100,000 during the 2010 and 2009 periods, respectively.  Funds used by Sangart, a development stage company, increased to $16,000,000 during 2010 from $14,000,000 during the 2009 period.  In 2010, distributions from associated companies principally include earnings distributed by Berkadia ($21,000,000) and Jefferies ($10,900,000).  In 2009, distributions from associated companies principally include earnings distributed by HFH ShortPLUS Fund L.P. (“Shortplus”) ($14,500,000), Keen ($7,800,000) and Garcadia ($9,000,000).

Net cash of $44,900,000 was used for investing activities in the nine month 2010 period as compared to $132,500,000 of cash provided by investing activities in the nine month 2009 period.  Investments in associated companies include CLC ($2,700,000) and ACF ($7,200,000) in 2010 and CLC ($42,000,000), ACF ($8,200,000) and Berkadia ($5,000,000) in 2009.  Capital distributions from associated companies include Berkadia ($2,100,000), JHYH ($17,100,000), Wintergreen Partners Fund, L.P. (“Wintergreen”) ($4,400,000), and Garcadia ($6,700,000) in 2010 and Keen ($28,300,000), Wintergreen ($39,000,000), Shortplus ($24,800,000) and Starboard Value Opportunity Partners, LP ($11,500,000) in 2009.

Net cash of $180,100,000 was provided by financing activities in the nine month period ended September 30, 2010 as compared to $15,800,000 of cash used for financing activities in the nine month period ended September 30, 2009.  Issuance of debt for 2010 and 2009 primarily reflects the increase in repurchase agreements of $211,800,000 and $45,100,000, respectively, and for 2009, $2,500,000 for MB1’s debt obligation.  Reduction of debt for 2010 includes $17,600,000 for the buyback of $6,200,000 principal amount of the 7% Senior Notes, $5,500,000 principal amount of the 7 3/4% Senior Notes, $3,000,000 principal amount of the 8 1/8% Senior Notes and $2,000,000 principal amount of the 8.65% Junior Subordinated Deferrable Interest Debentures, and $10,200,000 for repayment of debt of a subsidiary.  Reduction of debt for 2009 includes $29,600,000 for the buyback of $35,600,000 principal amount of the 7% Senior Notes.

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

Income Taxes - At September 30, 2010, the Company’s valuation allowance for its net deferred tax asset fully reserved for all of the potential future tax savings from federal net operating loss carryforwards (“NOLs”) and for a substantial portion of its state NOLs.  In accordance with GAAP, the Company records a valuation allowance to reduce its deferred tax asset to the net amount that is more likely than not to be realized.  The amount of any valuation allowance recorded does not in any way adversely affect the Company’s ability to use its NOLs to offset taxable income in the future.  If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future the Company were to determine that it would not be able to realize all or part of its net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  The Company is required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

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

The Company will continue to evaluate the realizability of its net deferred tax asset in future periods.  However, before the Company would reverse any portion of its valuation allowance in excess of taxes recorded on reported income, it will need positive evidence that it has historical positive cumulative taxable income over a period of time which is likely to continue in future periods.  At that time, any decrease to the valuation allowance would be based upon the Company’s projections of future taxable income, which are inherently uncertain.  Recently, the Company has recognized significant realized and unrealized gains on certain of its large investments, and if that trend continues, the Company may recognize an additional net deferred tax asset in future periods.

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

As more fully discussed in the 2009 10-K, one of the Company’s real estate subsidiaries, MB1 is the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,500,000 at September 30, 2010, that is collateralized by the real estate.

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

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere with or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver has been put in place at the property and the foreclosure proceedings are underway.  Upon foreclosure, the Company will record a gain equal to the excess of the loan balance over the then book value of the real estate.  At September 30, 2010, the carrying value of MB1’s real estate was $67,100,000; if foreclosure proceedings were completed the gain recognized would have been $33,400,000 at September 30, 2010.

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

The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Publicly traded securities	$–	$–	$–	$14,400
Non-public securities and private equity funds	–	100	–	2,200
Non-agency mortgage-backed bond securitizations	200	2,600	1,700	13,000
Totals	$200	$2,700	$1,700	$29,600

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

As more fully discussed in the 2009 10-K, during the nine months ended September 30, 2009, the Company’s equity in losses of Garcadia included impairment charges for goodwill and other intangible assets aggregating $32,300,000.  Garcadia’s automobile dealerships had been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets.  Garcadia prepared discounted cash flow projections for each of its dealerships and concluded that the carrying amount of its goodwill and other intangible assets was impaired.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At September 30, 2010, the book value of goodwill was $8,200,000.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.

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

Over 90% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $648,700,000 at September 30, 2010.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The fair values of the Company’s portfolio of non-agency mortgage backed bond securitizations, which are primarily determined using an income valuation model to calculate the present value of expected future cash flows, are considered to be Level 3 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period.  As of September 30, 2010, the Company’s accrual for contingent losses was not material.

Results of Operations

The 2010 Periods Compared to the 2009 Periods

General

Substantially all of the Company’s operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  Poor general economic conditions have reduced the demand for products or services sold by the Company’s operating subsidiaries and/or resulted in reduced pricing for products or services.  Troubled industry sectors, like the residential real estate market, have had an adverse impact on some of the Company’s operating segments, including real estate, manufacturing and gaming entertainment.  The discussions below and in the 2009 10-K concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

A summary of results of operations for the Company for the three and nine month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations
before income taxes and income
related to associated companies:
Manufacturing:
Idaho Timber	$(559)	$(2,714)	$1,282	$(8,035)
Conwed Plastics	2,043	3,067	7,776	10,217
Oil and Gas Drilling Services	(5,374)	–	(16,147)	–
Gaming Entertainment	(7,474)	1,163	(4,308)	3,693
Domestic Real Estate	(179)	(1,676)	(3,823)	(78,258)
Medical Product Development	(9,742)	(4,983)	(22,902)	(13,680)
Other Operations	(10,373)	(2,453)	(11,446)	(19,215)
Corporate	(27,027)	(29,406)	119,018	(139,261)
Total consolidated income (loss) from continuing
operations before income taxes and income
related to associated companies	(58,685)	(37,002)	69,450	(244,539)

Income related to associated companies
before income taxes	321,330	392,458	145,905	892,881
Total consolidated income from
continuing operations before income taxes	262,645	355,456	215,355	648,342

Income taxes:
Income (loss) from continuing operations before
income related to associated companies	3,540	1,341	10,936	5,810
Associated companies	(3,382)	12,941	(8,079)	25,678
Total income taxes	158	14,282	2,857	31,488

Income from continuing operations	$262,487	$341,174	$212,498	$616,854

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three and nine month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues and other income	$37,789	$40,136	$134,621	$107,782

Expenses:
Cost of sales	35,416	39,741	124,020	105,103
Salaries and incentive compensation	1,300	1,407	4,309	4,285
Depreciation and amortization	1,034	1,076	3,105	3,242
Selling, general and other expenses	598	626	1,905	3,187
	38,348	42,850	133,339	115,817

Income (loss) before income taxes	$(559)	$(2,714)	$1,282	$(8,035)

Revenues for the three month 2010 period decreased as compared to the same period in 2009 reflecting a 13% reduction in shipment volume; average selling prices increased approximately 7%.  Revenues for the nine month 2010 period increased as compared to the same period in 2009; shipment volume and average selling prices increased approximately 5% and 20%, respectively.  Idaho Timber believes that the abundance of existing homes available for sale in the market and the recent downturn in housing starts due, in part, to the expiration of the federal government’s home buyers’ tax credits program have negatively impacted Idaho Timber’s revenues during the third quarter and will continue to do so during the remainder of 2010.  Idaho Timber believes that the increase in revenues for the nine month 2010 period as compared to the same period in 2009 primarily reflects customers replenishing dimension lumber inventory levels during the first half of the year that had been reduced during the recession, an increase in housing starts, a more balanced supply of lumber in the marketplace relative to demand and an increase in demand for certain of Idaho Timber’s products.

Raw material costs, the largest component of cost of sales (approximately 81% of cost of sales), reflect the changes in shipment volume and increased costs for the 2010 periods as compared to the same periods in 2009.  Raw material cost per thousand board feet increased approximately 4% and 18%, respectively, in the three and nine month 2010 periods as compared to the same periods in 2009, which was caused by reduced supply due to increased lumber exports and greater demand.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) increased by 23% and 25%, respectively, for the three and nine month 2010 periods as compared to the same periods in 2009.  Cost of sales for the three and nine month 2009 periods also include charges of $1,400,000 to reduce the carrying value of certain timber deed contracts.

Selling, general and other expenses for the nine month 2009 period reflect impairment losses on long-lived assets related to one of Idaho Timber’s plants of $1,000,000.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three and nine month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues and other income	$23,476	$21,127	$68,707	$62,478

Expenses:
Cost of sales	17,767	14,683	50,114	41,876
Salaries and incentive compensation	1,824	1,711	5,182	5,174
Depreciation and amortization	68	74	243	219
Selling, general and other expenses	1,774	1,592	5,392	4,992
	21,433	18,060	60,931	52,261

Income before income taxes	$2,043	$3,067	$7,776	$10,217

Revenues increased in the three and nine month 2010 periods as compared to the same periods in 2009 in many of Conwed Plastics’ markets, including certain markets related to the housing industry.  While Conwed Plastics has seen some signs of improved economic conditions and benefited from certain new product launches and new uses of its products, its results continue to be negatively impacted by competitive pressures and customers closely managing their inventory.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil.  Prices for polypropylene resin increased substantially in the three and nine month 2010 periods as compared to the same periods in 2009, which adversely affected gross margin.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  Gross margin for the 2010 periods also reflects greater amortization expense for intangible assets.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the three and nine month periods ended September 30, 2010 is as follows (in thousands).  As discussed in the 2009 10-K, prior to the date of acquisition (November 2009) Keen was accounted for under the equity method of accounting.

	For the Three	For the Nine
	Month Period Ended	Month Period Ended
	September 30,	September 30,
	2010	2010

Revenues and other income	$31,850	$81,899

Expenses:
Direct operating expenses	27,240	69,525
Interest	299	970
Salaries and incentive compensation	1,273	2,576
Depreciation and amortization	6,460	19,220
Selling, general and other expenses	1,952	5,755
	37,224	98,046

Loss before income taxes	$(5,374)	$(16,147)

Since Keen’s drilling rigs are principally used to drill for natural gas, its revenue volume and profitability have historically been significantly affected by the actual and anticipated price of natural gas and levels of natural gas in storage.  The natural gas exploration and production industry is cyclical and the level of exploration and production activity has been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  Although Keen’s rig utilization and dayrates modestly increased during the third quarter of 2010 as compared to the first and second quarters of this year, its revenues and profitability continued to be adversely impacted by low natural gas prices and high levels of natural gas in storage.  Keen believes that the negative impact of lower natural gas prices has been partially offset by an increasing proportion of its customers using its rigs to drill for oil rather than natural gas as the decline in oil prices has not been as severe as the decline in natural gas prices.  Keen’s results for the three and nine month 2010 periods also reflect higher costs related to operating and maintaining additional rigs, including increased headcount, wage increases and costs incurred to maintain, repair and make certain of its rigs operational following periods when they were not in use.

While Keen’s profitability may improve if the price of oil increases, creating additional demand for its rigs, it will not significantly improve without increased natural gas demand that will drive substantially higher and sustained natural gas prices.  Increased industrial demand for natural gas, which is tied to achieving economic recovery, is required to significantly improve demand.

Gaming Entertainment

A summary of results of operations for Premier for the three and nine month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues and other income	$31,080	$26,971	$86,246	$79,745

Expenses:
Direct operating expenses	22,153	20,571	62,781	59,822
Interest	42	114	244	384
Salaries and incentive compensation	504	502	1,479	1,510
Depreciation and amortization	4,147	4,073	12,568	12,363
Selling, general and other expenses	11,708	548	13,482	1,973
	38,554	25,808	90,554	76,052

Income (loss) before income taxes	$(7,474)	$1,163	$(4,308)	$3,693

Premier’s gaming revenues for the three and nine month 2010 periods increased approximately 18% and 9%, respectively, as compared to the same periods in 2009, while the local gaming market was largely unchanged for the same periods.  During the third quarter of 2010, Premier implemented new and enhanced customer loyalty programs, which it believes was the major cause of the growth in its gaming revenues.  Premier also believes that claim payments related to the Gulf Coast oil spill and Gulf Coast promotional initiatives funded by third parties may have positively impacted the local gaming market in the third quarter.

The increase in direct operating expenses in the 2010 periods primarily reflects greater gaming taxes and marketing and promotional costs.  As more fully discussed in the 2009 10-K, the former holders of certain of the Premier notes argued that they were entitled to liquidated damages under the indenture governing these notes, and as such were entitled to more than the principal amount of the notes plus accrued interest that was paid to them at Premier’s emergence from bankruptcy.  The Company had funded an escrow account to cover the Premier noteholders’ claim for additional damages in the amount of $13,700,000.  On September 3, 2010, the Bankruptcy Court for the Southern District of Mississippi awarded the Premier noteholders $9,600,000, plus interest at the federal judgment rate in effect on August 10, 2007 from that date until the date of payment, but in no event would the Premier noteholders be entitled to damages in an amount exceeding the amount held in the escrow account.  Any funds remaining in the escrow account after payment of the award are to be returned to the Company.  The Company has filed a notice of appeal of the Bankruptcy Court’s decision; no amounts are expected to be paid from the escrow account while the appeal is pending.  As a result of the Bankruptcy Court’s decision, the Company recorded an expense in selling, general and other expenses during the third quarter of 2010 of $11,100,000, representing the award plus estimated interest.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and nine month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues and other income	$4,933	$5,071	$13,120	$13,647

Expenses:
Interest	509	510	1,526	1,802
Depreciation and amortization	1,518	2,358	4,749	7,094
Other operating expenses	3,085	3,879	10,668	83,009
	5,112	6,747	16,943	91,905

Loss before income taxes	$(179)	$(1,676)	$(3,823)	$(78,258)

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

As discussed above, during the second quarter of 2009, the Company determined that the carrying amount of the Company’s mixed use real estate project located in Myrtle Beach, South Carolina was not fully recoverable and recorded an impairment charge of $67,800,000, which is included in other operating expenses for the nine month 2009 period.  Real estate revenues and other income for the three and nine month 2010 periods include a $1,200,000 gain for an insurance settlement, and for the nine month 2009 period $1,000,000 of income related to the accounting for the mark-to-market value of an interest rate derivative (which was terminated during the second quarter of 2009) relating to the Myrtle Beach project’s debt obligation.  Other operating expenses for the nine month 2009 period also includes $1,400,000 representing the net book value of land and buildings that was contributed to a local municipality and $1,800,000 for the periodic net settlement amount for the interest rate derivative.

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

Medical Product Development

A summary of results of operations for Sangart for the three and nine month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues and other income	$6	$53	$11	$5,125

Expenses:
Salaries and incentive compensation	2,515	1,907	6,691	6,922
Depreciation and amortization	221	223	653	613
Selling, general and other expenses	7,012	2,906	15,569	11,270
	9,748	5,036	22,913	18,805

Loss before income taxes	$(9,742)	$(4,983)	$(22,902)	$(13,680)

Revenues and other income for the nine month 2009 period includes $5,000,000 for insurance proceeds received upon the death of Sangart’s former chief executive officer.  Selling, general and other expenses for the three and nine month 2010 periods reflects $3,200,000 and $4,600,000, respectively, of charges related to share-based awards previously granted to a former officer.  Sangart’s losses also reflect research and development costs (which are included in selling, general and other expenses) of $1,500,000 and $1,300,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $4,400,000 and $3,400,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  Research and development costs increased in 2010 primarily due to the completion of the Phase II proof of concept clinical trial and preparation for a larger Phase II clinical study of MP4OX in trauma patients.  Selling, general and other expenses for the nine month 2010 period also reflect $900,000 of lower professional fees and $700,000 of decreased costs for severance, and for the three and nine month 2010 periods $200,000 and $500,000, respectively, of greater royalty expense.  Salaries and incentive compensation expense increased in the third quarter of 2010 principally due to higher headcount and greater estimated incentive bonus expense.

Sangart is a development stage company that does not have any revenues from product sales.  In June 2010, Sangart completed patient enrollment in a Phase II proof of concept clinical trial of MP4OX in trauma patients.  During the third quarter, the study results were completed and found that the Phase II proof of concept study was successful.  Sangart plans to conduct a larger Phase II clinical study and then a Phase III clinical study in trauma patients.  Such studies will take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.  Also as more fully discussed in the 2009 10-K, Sangart is exploring the application of the MP4 technology in additional therapeutic areas.  The Company is unable to predict when, if ever, it will report operating profits for this segment.  The source of Sangart’s funding needs for the next few years has not been determined, and the Company has not made a commitment to provide funds after 2010.

Other Operations

A summary of results of operations for other operations for the three and nine month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues and other income	$14,262	$13,233	$52,171	$38,889

Expenses:
Interest	2	7	11	25
Salaries and incentive compensation	2,228	2,076	6,401	6,452
Depreciation and amortization	1,100	1,213	2,893	3,830
Selling, general and other expenses	21,305	12,390	54,312	47,797
	24,635	15,686	63,617	58,104

Loss before income taxes	$(10,373)	$(2,453)	$(11,446)	$(19,215)

Other income for the three and nine month 2010 periods includes $300,000 and $9,500,000, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  The change in revenues and other income for the three and nine month 2010 periods also reflects $400,000 and $2,500,000, respectively, of increased revenues at the winery operations.  Selling, general and other expenses include $4,900,000 and $4,000,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $18,400,000 and $16,100,000 for the nine month periods ended September 30, 2010 and 2009, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses for the 2010 periods also reflect $4,300,000 for other operations’ portion of a settlement charge in connection with the termination and settlement of the Company’s frozen defined benefit pension plan, and a $3,000,000 charge for a settlement with certain insurance companies.  Selling, general and other expenses also include charges of $1,600,000 and $4,700,000 for the nine months ended September 30, 2010 and 2009, respectively, at the winery operations to reduce the carrying amount of wine inventory.  The change in selling, general and other expenses for the nine month 2010 period as compared to the same period in 2009 also reflects $1,600,000 of greater costs at the winery operations and $1,300,000 of lower costs related to purchased delinquent credit card receivables.

Corporate

A summary of results of operations for corporate for the three and nine month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues and other income (including net
securities gains (losses))	$42,469	$36,840	$297,585	$74,744

Expenses:
Interest	30,501	30,808	91,583	94,984
Salaries and incentive compensation	11,727	17,812	22,922	39,920
Depreciation and amortization	5,267	5,195	15,713	13,394
Selling, general and other expenses	22,001	12,431	48,349	65,707
	69,496	66,246	178,567	214,005

Income (loss) before income taxes	$(27,027)	$(29,406)	$119,018	$(139,261)

Net securities gains (losses) for Corporate aggregated $9,600,000 for the three month 2009 period and were not material for the three month 2010 period, and $170,400,000 and $(20,300,000) for the nine month 2010 and 2009 periods, respectively.  Net securities gains (losses) for the nine month 2010 period include a gain of $66,200,000 from the sale of the Company’s investment in LPH for cash consideration of $85,000,000 and a gain of $94,900,000 from the sale of 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000.  Net securities gains (losses) are net of impairment charges, which were not material for the three month 2010 period, and $2,700,000 during the three month 2009 period, and $1,700,000 and $29,600,000 during the nine month 2010 and 2009 periods, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income declined $600,000 and $6,800,000 in the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009, principally due to lower interest rates on a lower amount of fixed income securities.  Other income, which increased $15,800,000 and $38,900,000 in the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009, includes $36,100,000 and $19,700,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $104,400,000 and $50,200,000 for the nine month periods ended September 30, 2010 and 2009, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year.  Depreciation and amortization expenses include prepaid mining interest amortization of $2,500,000 and $2,400,000 for the three months ended September 30, 2010 and 2009, respectively, and $7,400,000 and $5,000,000 for the nine months ended September 30, 2010 and 2009, respectively, which is being amortized over time in proportion to the amount of ore produced.  Other income for the nine month 2010 and 2009 periods also includes gains for legal settlements of $2,100,000 and $10,500,000, respectively, and for the nine month 2009 period gains of $6,000,000 on the repurchase of an aggregate $35,600,000 principal amount of the Company’s 7% Senior Notes.  In addition, investment and other income reflects income of $400,000 and $200,000 for the three months ended September 30, 2010 and 2009, respectively, and $1,000,000 and $1,000,000 for the nine months ended September 30, 2010 and 2009, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

The decrease in interest expense for the nine month 2010 period as compared to the same period in 2009 primarily reflects decreased interest expense related to the 3¾% Convertible Senior Subordinated Notes, $123,500,000 of which were converted principally in the second quarter of 2009; and decreased interest expense related to the 7% Senior Notes, which were repurchased principally during the first quarter of 2009.

Salaries and incentive compensation expense decreased in the three and nine month 2010 periods as compared to the same periods in 2009 principally due to lower accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan and lower share-based compensation expense.  Bonus accruals under this plan are based on a percentage of pre-tax profits as defined in the plan.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $600,000 and $2,700,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $3,300,000 and $8,100,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  Share-based compensation expense declined for the three and nine month 2010 periods as compared to the same periods in 2009 due to the warrants previously granted under the Company’s senior executive warrant plan becoming fully vested.

Selling, general and other expenses for the three and nine month 2010 periods includes $8,400,000 for Corporate’s portion of the defined benefit pension plan settlement charge, and $1,000,000 of aggregate losses related to the repurchase of certain of the Company’s debt securities during the third quarter of 2010.  The change in selling, general and other expenses during the nine month 2010 period as compared to the same period in 2009 also reflects $25,300,000 of expenses incurred relating to the induced conversion of the Company’s 3¾% Convertible Senior Subordinated Notes during 2009, $3,000,000 of decreased amortization of debt issuance costs principally related to the debt conversions and the repurchased indebtedness in 2009, and $1,500,000 of higher corporate aircraft expense.  Selling, general and other expenses for the three and nine month 2010 periods also reflect $1,100,000 and $1,200,000, respectively, of higher legal fees as compared to the same periods in 2009.

As of September 30, 2010 and December 31, 2009, the Company has a full valuation allowance against its net federal deferred tax asset, including its available NOLs, which aggregated approximately $6,000,000,000 at December 31, 2009.  As a result, the Company did not record any regular federal income tax expense for the three and nine month periods ended September 30, 2010.  Prior to September 30, 2010, the Company had been recording provisions or benefits for deferred federal minimum taxes payable, due to material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the regular federal income taxes that would be due, but prior to the election described below the Company would have had to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it is fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the nine month period ended September 30, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $18,800,000 in accumulated other comprehensive income and $12,800,000 in income related to associated companies.  In addition, income tax expense for the nine month periods ended September 30, 2010 and 2009 includes state and foreign income taxes.

The Worker, Homeownership, and Business Assistance Act of 2009 provided taxpayers a special election for extended net operating loss carryback benefits, and with respect to any net operating loss for which the election was made, eliminated the limitation that applies to using the NOL to reduce alternative minimum taxable income.  In September 2010, the Internal Revenue Service provided additional guidance with respect to application of the law, and the Company made the election with respect to its 2008 NOL.  As a result, the Company has NOLs that fully offset approximately $3,000,000,000 of federal minimum taxable income (a potential savings of $60,000,000 of future federal minimum taxes), and no federal regular or minimum income tax would be payable on such income.  The consolidated statement of operations for the nine month period ended September 30, 2010 reflects the reversal of $11,600,000 of deferred federal minimum tax liabilities which had been recorded in prior periods.

Associated Companies

Income (losses) related to associated companies for the three and nine month periods ended September 30, 2010 and 2009 includes the following (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009

ACF	$211,539	$73,320	$182,216	$268,297
Jefferies	81,866	286,654	(39,597)	639,869
Berkadia	3,043	–	13,336	–
JHYH	72	23,596	2,588	30,620
Pershing Square	2,110	6,873	3,033	(4,638)
HomeFed Corporation	222	678	(670)	388
Garcadia	4,030	2,738	11,364	(26,201)
Keen Energy	–	(3,753)	–	(6,457)
CLC	23,804	5,697	(13,064)	7,758
Wintergreen	–	–	–	1,078
Shortplus	–	–	–	(397)
Other	(5,356)	(3,345)	(13,301)	(17,436)
Income related to associated companies
before income taxes	321,330	392,458	145,905	892,881
Income tax (expense) benefit	3,382	(12,941)	8,079	(25,678)
Income related to associated companies,
net of taxes	$324,712	$379,517	$153,984	$867,203

As discussed above, the Company accounts for its investments in ACF and Jefferies at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.  The Company’s investment in ACF was sold on October 1, 2010.

During the third quarter of 2010, the Company fully redeemed its interest in Pershing Square by transferring its equity into a larger, more diversified investment partnership fund managed by the same manager.  The Company’s percentage ownership interest in this larger investment partnership is much smaller and does not qualify for the equity method of accounting.

As discussed above, for the nine month period ending September 30, 2009, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000.

As discussed in the 2009 10-K, Keen became a consolidated subsidiary of the Company in November 2009.

Discontinued Operations

Domestic Real Estate

As discussed above, in August 2010, the Company sold its operating retail shopping center in Long Island, New York for cash consideration of $17,100,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,600,000.  Historical operating results for this business were not material.

Property Management and Services

As discussed above, in September 2010, the Company sold ResortQuest, recognized a gain on disposal of $35,300,000, and classified its historical operating results as a discontinued operation during the third quarter.  Pre-tax income of ResortQuest was $8,400,000 and $6,900,000 for the three months ended September 30, 2010 and 2009, respectively, and $10,900,000 and $6,400,000 for the nine months ended September 30, 2010 and 2009, respectively.

Telecommunications

As discussed above, in October 2010, the Company sold STi Prepaid.  Pre-tax income (loss) of STi Prepaid was $5,300,000 and $(100,000) for the three months ended September 30, 2010 and 2009, respectively, and $1,900,000 and $1,200,000 for the nine months ended September 30, 2010 and 2009, respectively.

Other Operations

As discussed above, in September 2010, the Company classified its power production business that burns waste biomass to produce electricity as held for sale and recorded a charge of $25,300,000 to reduce the carrying amount of the business to its fair value.  The power production business was previously included in other operations.  The Company expects to sell the business within the next twelve months.  Pre-tax losses of this business, including the impairment charge, were $26,100,000 and $29,500,000 for the three and nine month 2010 periods, respectively, and $1,800,000 and $7,200,000 for the three and nine month 2009 periods, respectively.

Other

During the nine month 2010 period and the third quarter of 2009, the Company received and recognized as income from discontinued operations $9,500,000 and $8,600,000, respectively, of distributions from its subsidiary, Empire, which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distribution, with the approval of the New York Insurance Department.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities and entities that invest in publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing and commercial real estate markets; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); natural gas supplies and prices and the supply of drilling rigs in the marketplace; compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding and regulatory approvals to develop large scale energy projects and for medical product development and clinical trial activities; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related bodies; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of the Company’s investments; the impact of the oil spill in the Gulf Coast.  For additional information see Part I, Item 1A. Risk Factors in the 2009 10-K, Part II, Item 1A. Risk Factors in the Form 10-Q for the quarter ended June 30, 2010 and Part II, Item 1A. Risk Factors contained herein.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a)
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

Changes in internal control over financial reporting

(a)
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

The 2009 10-K and the Form 10-Q for the quarter ended June 30, 2010 include a detailed discussion of the risk factors applicable to us.  Other than as set forth below, there are no material changes from the risk factors as previously disclosed.

If we are unsuccessful in our litigation against FMG, future cash flows from the FMG Note and future results of operations would be materially and adversely affected.  If it is ultimately determined that FMG can issue additional notes, the value of the FMG Note will decrease to the extent of the dilution resulting from the issuance of such additional notes.

Item 6.	Exhibits.

10.1
Form of Shareholder Support and Voting Agreement dated as of July 21, 2010, among General Motors Holdings LLC, Goalie Texas Holdco Inc., Leucadia National Corporation, Phlcorp, Inc., Baldwin Enterprises, Inc., BEI Arch Holdings, LLC and BEI-Longhorn, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 22, 2010).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: November 5, 2010	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

10.1
Form of Shareholder Support and Voting Agreement dated as of July 21, 2010, among General Motors Holdings LLC, Goalie Texas Holdco Inc., Leucadia National Corporation, Phlcorp, Inc., Baldwin Enterprises, Inc., BEI Arch Holdings, LLC and BEI-Longhorn, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 22, 2010).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.