Form 10-K
period 2010-12-31
LEUCADIA NATIONAL CORP
filed 2011-02-25
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]   No  [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2010 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $3,823,213,000.

On February 17, 2011, the registrant had outstanding 243,808,147 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2011 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

PART I

Item 1.     Business.

The Company

The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, land based contract oil and gas drilling, gaming entertainment, real estate activities, medical product development and winery operations.  The Company also has a significant investment in the common stock of Jefferies Group, Inc. (“Jefferies”), a full service investment bank that is accounted for at fair value.  The Company owns equity interests in operating businesses which are accounted for under the equity method of accounting, including a broker-dealer engaged in making markets and trading of high yield and special situation securities and a commercial mortgage origination and servicing business.  The Company concentrates on return on investment and cash flow to maximize long-term shareholder value.  Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses.  In identifying possible acquisitions, the Company tends to seek assets and companies that are out of favor or troubled and, as a result, are selling substantially below the values the Company believes to be present.  Changes in the mix of the Company’s businesses and investments should be expected.

Shareholders’ equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company’s Chairman and President), to a positive shareholders’ equity of $6,956,800,000 at December 31, 2010, equal to a book value per common share of the Company (a “common share”) of negative $.04 at December 31, 1978 and $28.53 at December 31, 2010.  Shareholders’ equity and book value per share amounts have been reduced by the $811,900,000 special cash dividend paid in 1999.

In May 2010, the Company sold its investment in Light and Power Holdings, Ltd. (“LPH”), the parent company of the principal electric utility in Barbados, for cash consideration of $85,000,000 and recorded a net securities gain of $66,200,000.

In September 2010, the Company sold ResortQuest International, LLC (“ResortQuest”), through which it conducted its property management and services operations, for net cash consideration of $52,400,000 and recognized a pre-tax gain on sale of discontinued operations of $35,400,000.

In October 2010, the Company sold all of its AmeriCredit Corp. (“ACF”) common shares pursuant to a cash merger in which General Motors Company (“General Motors”) acquired all of the outstanding common stock of ACF.  The Company received aggregate cash consideration of $830,600,000 for its shares of ACF common stock, which were acquired at a cost of $425,800,000.

In October 2010, the Company sold STi Prepaid, LLC (“STi Prepaid”), through which it conducted its telecommunications operations, for aggregate consideration of $20,000,000, which is scheduled to be paid over a 26 month period, and recognized a pre-tax gain on sale of discontinued operations of $21,100,000.  The Company will recognize future cash payments from the buyer if and when received as gain from discontinued operations.

In December 2010, the Company sold to Inmet Mining Corporation (“Inmet”) its remaining 30% equity interest in and subordinated sponsor loans to the Cobre Las Cruces copper mining project (“Las Cruces”) for $150,000,000 of cash and 5,442,413 newly issued Inmet common shares, and recognized a gain on the sale of $383,400,000.  At December 31, 2010, the Company owns a total of 11,042,413 Inmet common shares with a market value of $862,500,000 (approximately 18% of Inmet’s outstanding common shares), including shares acquired when the Company sold Inmet a 70% interest in Las Cruces in 2005.

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

The Company’s land based contract oil and gas drilling operations are conducted by Keen Energy Services, LLC (“Keen”).  Keen became a consolidated subsidiary when the Company acquired the remaining equity interests it did not previously own in November 2009.

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

The Company’s medical product development operations are conducted through Sangart, Inc. (“Sangart”), which became a majority-owned subsidiary in 2005.  Sangart is developing a product called MP4OX, which is a solution of cell-free hemoglobin administered intravenously to provide rapid oxygen delivery to oxygen deprived tissues.

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

The Company owns a 50% equity interest in Berkadia Commercial Mortgage LLC (“Berkadia”), a joint venture with Berkshire Hathaway Inc. (“Berkshire Hathaway”).  Berkadia acquired a commercial mortgage origination and servicing business in December 2009.

The Company owns approximately 28% of the outstanding common shares of Jefferies, a company listed on the New York Stock Exchange (“NYSE”) (Symbol: JEF).  Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.  The Company accounts for its investment in Jefferies at fair value, which was $1,314,200,000 at the December 31, 2010 market price; unrealized gains or losses are reflected in the Company’s consolidated statements of operations.

In 2007, the Company and Jefferies expanded and restructured the Company’s equity investment in Jefferies Partners Opportunity Fund II, LLC (“JPOF II”) and formed Jefferies High Yield Holdings, LLC (“JHYH”).  Through its wholly-owned subsidiary, JHYH makes markets in high yield and special situation securities and provides research coverage on these types of securities.

In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd (“Fortescue”) and its subsidiary, FMG Chichester Pty Ltd (“FMG”), the Company invested in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol:  FMG); at December 31, 2010, the Company owned 247,986,000 common shares of Fortescue (approximately 8% of the outstanding shares) that had a market value of $1,659,600,000.  The Company also owns a $100,000,000 note of FMG that matures in August 2019; interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from two specified project areas.  As further described below, the Company is currently engaged in litigation with Fortescue concerning Fortescue’s assertion that it has the ability to dilute the interest payable to the Company by issuing additional notes identical to the Company’s note.

The Company and certain of its subsidiaries have federal net operating loss carryforwards (“NOLs”) of approximately $5,400,500,000 at December 31, 2010.  At December 31, 2010, a substantial portion of NOLs were recognized as part of the net deferred tax asset through the reversal of $1,157,100,000 of the deferred tax valuation allowance.  For more information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Associated companies include equity interests in other entities that the Company accounts for under the equity method of accounting.  Investments in associated companies that are accounted for under the equity method of accounting include HomeFed Corporation (“HomeFed”), a corporation engaged in real estate activities, JHYH, Berkadia and Garcadia, a joint venture that owns automobile dealerships.  In the past the Company has made non-controlling investments in investment partnerships that are engaged in investing and/or securities transactions activities which were accounted for under the equity method of accounting; however, remaining investments of this kind are not material.  Associated companies also include the Company’s investment in Jefferies and in ACF prior to its sale in 2010, which were accounted for at fair value rather than under the equity method of accounting.

Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment and other income and securities gains and losses.  Corporate assets include the Company’s investment in Fortescue and in the Inmet common shares.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has manufacturing facilities located in Belgium and Mexico; these are the only foreign operations with non-U.S. revenue or assets that the Company consolidates, and are not material.  Unconsolidated non-U.S. based investments include a small Caribbean-based telecommunications provider and the investments in Fortescue and Inmet.  From time to time the Company may invest in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

Certain information concerning the Company’s segments is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired, which was November 2009 for Keen.  Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes and identifiable assets employed.

	2010	2009	2008
	(In millions)
Revenues and other income: (a)
Manufacturing:
Idaho Timber	$172.9	$142.7	$235.3
Conwed Plastics	87.1	82.1	106.0
Oil and Gas Drilling Services (b)	116.6	60.5	–
Gaming Entertainment	114.8	103.6	119.1
Domestic Real Estate	17.1	30.6	15.1
Medical Product Development	.1	5.1	.6
Other Operations (c)	67.1	51.8	56.7
Corporate (d)	744.3	98.8	(42.3)
Total consolidated revenues and other income	$1,320.0	$575.2	$490.5

Income (loss) from continuing operations before income taxes:
Manufacturing:
Idaho Timber	$.5	$(12.7)	$.8
Conwed Plastics	8.8	11.6	14.0
Oil and Gas Drilling Services (b)	(13.9)	46.7	–
Gaming Entertainment	(2.2)	2.4	1.0
Domestic Real Estate	(54.9)	(71.3)	(14.7)
Medical Product Development	(25.4)	(23.8)	(36.6)
Other Operations (c)	(17.5)	(26.4)	(34.9)
Income (loss) related to Associated Companies	375.0	805.8	(536.8)
Corporate (d)	473.6	(167.7)	(301.1)
Total consolidated income (loss) from continuing operations
before income taxes	$744.0	$564.6	$(908.3)

Depreciation and amortization expenses:
Manufacturing: (e)
Idaho Timber	$6.1	$8.6	$8.4
Conwed Plastics	9.1	8.5	8.9
Oil and Gas Drilling Services	25.4	3.1	–
Gaming Entertainment	16.6	16.5	17.0
Domestic Real Estate	6.2	8.4	7.6
Medical Product Development	.9	.8	.8
Other Operations (e)	7.2	8.1	8.3
Corporate	21.0	18.5	12.9
Total consolidated depreciation and amortization expenses	$92.5	$72.5	$63.9

Identifiable assets employed:
Manufacturing:
Idaho Timber	$84.4	$94.2	$118.3
Conwed Plastics	60.8	67.9	78.5
Oil and Gas Drilling Services	237.2	257.1	–
Gaming Entertainment	253.2	267.0	281.6
Domestic Real Estate	255.0	311.6	409.7
Medical Product Development	17.0	26.7	21.2
Other Operations	167.5	158.3	177.7
Investments in Associated Companies	2,274.2	2,764.9	2,006.6
Corporate (f)	6,001.0	2,652.4	1,919.6
Assets of discontinued operations	–	162.3	185.3
Total consolidated assets	$9,350.3	$6,762.4	$5,198.5

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)
Investment and other income for oil and gas drilling services includes a bargain purchase gain of $49,300,000 in 2009.  For more information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)
Other operations include pre-tax losses of $16,100,000, $25,300,000 and $33,300,000 for the years ended December 31, 2010, 2009 and 2008, respectively, for the investigation and evaluation of various energy related projects.  There were no material operating revenues or identifiable assets associated with these activities in any period; however, other income includes $11,100,000 in 2010 with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

(d)
Net securities gains (losses) for Corporate aggregated $179,500,000, $(21,100,000) and $(144,500,000) during 2010, 2009 and 2008, respectively.  Corporate net securities gains (losses) are net of impairment charges of $2,500,000, $31,400,000 and $143,400,000 during 2010, 2009 and 2008, respectively.  In 2010, security gains include a gain of $66,200,000 from the sale of the Company’s investment in LPH and a gain of $94,900,000 from the sale of certain of the Company’s common shares of Fortescue.  Corporate investment and other income includes the gain on sale of Las Cruces of $383,400,000 in 2010.

(e)	Includes amounts classified as cost of sales.

(f)
At December 31, 2010, the Company recognized a substantial portion of the net deferred tax asset by reversing $1,157,100,000 of its deferred tax valuation allowance; during 2008 the Company increased its deferred tax valuation allowance by $1,672,100,000 to reserve for substantially all of the net deferred tax asset.  For more information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(g)	For the years ended December 31, 2010, 2009 and 2008, interest expense is primarily comprised of Corporate; interest expense for other segments is not material.

At December 31, 2010, the Company and its consolidated subsidiaries had 2,414 full-time employees.

Manufacturing

Idaho Timber

Business Description

Idaho Timber, which was acquired in May 2005, is headquartered in Boise, Idaho and is engaged in the manufacture and/or distribution of various wood products.  Idaho Timber’s principal product lines include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4” radius-edge, pine decking.  Idaho Timber also manufactures and/or distributes a number of other specialty wood products.  Idaho Timber has over 30 years of operating experience in its industry.  The net book value of the Company’s investment in Idaho Timber was $75,200,000 at December 31, 2010.

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

Idaho Timber owns and operates seven plants, one sawmill that principally produces decking products and one sawmill that produces split-rail fencing.  These nine facilities in the aggregate have approximately 748,000 square feet of manufacturing and office space, covering approximately 154 acres.  One plant is principally dedicated to home center board products and the remaining plants principally produce remanufactured dimension lumber products.  All plant locations can produce and distribute specialty wood products.  Idaho Timber has the capacity to ship approximately 62 million board feet per month on a one shift basis; during 2010 actual shipments averaged approximately 32 million board feet per month.

Sales and Marketing

Idaho Timber primarily markets to local, regional and national lumber retailers for its dimension lumber products, home improvement centers for its home center board products and decking treaters for its sawmill product, and other resellers of home construction materials.  Its success in attracting and retaining customers depends in large part on its ability to provide quicker delivery of specified customer products than its competitors.  For dimension lumber products, sales are primarily generated at each of the plants, with a dedicated sales force located in the same geographic region as the customers the plant serves.  Board and decking products are sold and managed centrally.  Sales of home center board products are heavily dependent on national home center chains which accounted for approximately 78% of product revenues and 16% of Idaho Timber’s total revenue for the year ended December 31, 2010.

The customer base for the dimension lumber business is much less concentrated; no customer accounts for more than 10% of revenue.  Idaho Timber’s sales are somewhat concentrated in regions where its facilities are located, with the largest being Florida, 17%; North Carolina, 15%; and Texas, 12%.

Competition

Idaho Timber sells commodity products, and operates in an industry that is very competitive and currently suffering from continuing lack of demand due to limited housing starts and remodeling activity.  Idaho Timber competes against domestic and foreign sawmills and intermediate distributors for its dimension lumber and decking products.  In some cases, Idaho Timber competes on a limited basis with the same sawmills that are a source of supply of low-grade dimension lumber.  The home center board business has many competitors, and suppliers to large home centers are always under pressure to reduce prices.

Idaho Timber also competes for raw material purchases needed for its remanufactured dimension lumber and home center board products. A recent increase in off-shore demand for low-grade lumber used in its remanufacturing facilities has further constrained available supply.  Also, in the past the availability and pricing of certain raw materials has been adversely affected by export charges (tariffs) imposed on Canadian exports, the largest source of these supplies.  A decades old trade dispute between the U.S. and Canada resurfaced with the expiration of the Softwood Lumber Agreement in 2001.  In October 2006, the trade dispute was resolved and a new Softwood Lumber Agreement between Canada and the U.S. became effective.  The agreement has a seven year term and may be extended for an additional two years.  Currently, restrictions on Canadian exports are not significantly adversely affecting Idaho Timber’s operations; however, if tariffs continue beyond the current term of the Softwood Lumber Agreement or further import limitations are imposed in the future, it is possible that raw material costs could increase or supplies could be constrained.  During most of 2010, the export charge was at the maximum level.  Idaho Timber is examining alternative sources of supply to increase its raw material purchasing flexibility.

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

Plastics Manufacturing

Business Description

Through Conwed Plastics, which was acquired in March 1985, the Company manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products.  These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention.  Conwed Plastics believes it is a market leader in netting products used in carpet cushion, turf reinforcement, erosion control and packaging.  Agricultural, erosion control and building and construction markets tend to be seasonal, with peak periods in the second and third quarters of the calendar year.  Packaging is seasonal with the second quarter being the slowest period in this market.  Carpet padding, filtration and consumer product markets are not usually subject to seasonal fluctuations resulting in sales that tend to be evenly spread throughout the year.   The net book value of the Company’s investment in Conwed Plastics was $51,100,000 at December 31, 2010.

Certain products of Conwed Plastics are proprietary, protected by patents and/or trade secrets.  The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof.  The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on its operations.

Sales and Marketing

Products are marketed both domestically and internationally, with approximately 23% of 2010 revenues generated by customers from Europe, Latin America, Japan and Australia.  Products are sold primarily through an employee sales force, located in the U.S. and Europe.  Conwed Plastics emphasizes development of new products and new applications of existing products to grow its revenues.  New product development focuses on market niches where proprietary technology and expertise can lead to sustainable competitive economic advantages.  Conwed Plastics has completed eight acquisitions since 2004 and continues to look for additional acquisition opportunities.  These acquisitions have provided synergies with existing customers, manufacturing capacity, an expanded customer base and/or product lines.

Approximately half of Conwed Plastics’ revenues are generated on a make to order basis.  The remainder of Conwed Plastics’ sales requires a more substantial investment in inventory that is stored at various locations to service customers with short lead time requirements.  In the aggregate, inventory is turned over between 6 and 10 times per year.  The top 10 customers typically represent approximately 30%  to 40% of total sales.  The largest single customer typically represents 5% to 8% of total sales; for the year ended December 31, 2010, the largest single customer represented approximately 8% of total sales.  Order backlog generally ranges from 6% to 12% of annual sales throughout the year.

Competition

Conwed Plastics is subject to domestic and international competition, generally on the basis of price, service and quality.  Conwed Plastics has 3 to 5 competitors in most of its market segments but the size and type of its competition varies by market segment.  Additionally, certain products are dependent on cyclical industries, including the construction industry.  The cost of the principal raw material used in its products, polypropylene, has increased by approximately 146% from 2002.  The price of polypropylene has historically fluctuated with the price of oil and natural gas but growing economies in China and India have resulted in increased demand for raw materials and raised prices globally.  Conwed Plastics has been able to raise prices to its customers during this period to offset some of the increase in raw material costs; however, increasing competitive pressures have reduced Conwed’s ability to further raise prices to offset rising raw material costs.

Oil and Gas Drilling Services

Acquisition

The Company initially acquired a 30% limited liability company interest in and provided secured financing to Keen in 2006; thereafter, the Company increased its equity interest and loans at various times during 2007 and 2008.  In November 2009, the Company purchased Keen’s remaining equity interests plus a secured note payable to the other equity owner of Keen for aggregate cash consideration of $15,000,000.  At December 31, 2010, the Company owns all of Keen’s equity interests and the net book value of its investment in Keen’s debt and equity securities aggregated $216,700,000.

Business Description

Keen is a land based contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to independent oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S.  Keen currently operates drilling rigs in Oklahoma, Texas, Arkansas, Louisiana and Kansas.  Keen, which has been in business since 1991, typically generates revenues through drilling contracts based on daily rates (daywork contracts), footage (charged by depth of the well) or based on a turnkey contract (fixed price to drill a well).  Keen supplies the drilling rig, all ancillary equipment and drilling personnel.  The majority of wells drilled by Keen are in unconventional basins that are characterized by complex geological formations often requiring higher horsepower, premium rigs and/or experienced crews to reach targeted depths.  In 2010, the majority of drilling services were performed pursuant to daywork contracts.

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

At December 31, 2010, Keen has 38 drilling rigs in its fleet that have rated maximum depth capabilities ranging from 6,500 feet to 22,000 feet.  Keen’s employees perform periodic maintenance and routine repair work on the drilling rigs; the bulk of major repair and overhaul work is done by various oilfield service companies.  Keen also owns and operates a fleet of trucks, trailers and other construction equipment used to transport its rigs and to construct or take down its rigs at drilling locations.  By owning its own equipment, Keen believes it is able to better manage the cost of moving its rigs, reduce the downtime between moves and minimize the general wear and tear on drilling rigs.  Keen’s customers are not required to use Keen’s equipment or trucks to move Keen’s drilling rigs.

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and oil, levels of natural gas and oil in storage and the supply of drilling rigs available in the marketplace.  The exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase, which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity, drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  While Keen’s revenues and profitability during 2010 were adversely impacted by continued low natural gas prices and high levels of natural gas inventory, this was partially offset by increased drilling activity for oil.  Seasonality does not significantly impact Keen’s business or operations.

Additionally, the drilling activity of oil and natural gas exploration and production companies is strongly affected by their ability to access the capital markets, which was curtailed during late 2008 and 2009.  Many of Keen’s customers reduced their spending plans for exploration, production and development activities resulting in decreased demand for Keen’s rigs.  Keen’s customers’ access to the capital markets improved during 2010, though available liquidity is not as great as it was before 2008.  Decreases in drilling activity and spending for a sustained period of time is likely to result in a reduction in Keen’s daily rates, utilization rates and profitability.

Sales and Marketing

Keen markets its drilling rigs to a number of independent oil and gas companies.  Most of Keen’s contracts are with established customers on a competitive bid or negotiated basis and may cover one well, a multi-well project or are entered into for a specified period of time.  At December 31, 2010, Keen has 2 drilling rigs under contract for a remaining term of more than 1 year, 18 rigs are operating under term contracts that will expire within the next 12 months, 3 are under well-to-well contracts with specific customers, and 15 are not currently under contract.  In January 2011, Keen sold its 12 older mechanical rigs; only three of these rigs were operating under contract at the end of the year.  During 2010, these 12 rigs generated revenues of $20,700,000.

Keen’s business is fairly concentrated with its top eight customers accounting for over 77% of 2010 drilling revenues.  Two customers accounted for 34% of 2010 drilling revenues and six other customers each exceeded 5% of 2010 drilling revenues.  In 2009, Keen’s revenues are only reflected in the consolidated financial statements from when it became a consolidated subsidiary in November 2009.

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

Gaming Entertainment

Acquisition

Acquired in 2006, the Company owns approximately 61% of Premier’s common units and all of Premier’s preferred units, which accrue an annual preferred return of 17%.  The Company also acquired Premier’s junior subordinated note and has provided other financing to Premier.  At December 31, 2010, the net book value of the Company’s aggregate investment in Premier was $237,700,000.

Business Description

Premier owns the Hard Rock Hotel & Casino Biloxi, located in Biloxi, Mississippi, which opened to the public on June 30, 2007.  The Hard Rock Biloxi was scheduled to open to the public on August 31, 2005; however, two days prior to opening, Hurricane Katrina hit the Mississippi Gulf Coast and severely damaged the hotel and related structures and completely destroyed the casino.  The hotel was repaired and the casino rebuilt principally with funds received from Premier’s insurance carriers.

The Hard Rock Hotel & Casino is located on an 8.5 acre site on the Mississippi Gulf Coast and has approximately 1,268 slot machines, 52 table games, six live poker tables, five restaurants (including a Hard Rock Café and Ruth’s Chris Steakhouse), a full service spa, a 5,200 square foot pool area, 3,000 square feet of retail space, an eleven-story hotel with 325 rooms and suites and a Hard Rock Live! entertainment venue with a capacity of 1,500 persons.

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

 The Hard Rock Biloxi’s new casino was constructed over water on concrete pilings that greatly improved the structural integrity of the facility; however, the threat of hurricanes remains a risk to the repaired and rebuilt facilities.  Premier’s current insurance policy provides up to $232,000,000 in coverage for damage to real and personal property including business interruption coverage.  The coverage is provided by a panel of insurers based out of the U.S., Bermuda, and London and is comprised of a $50,000,000 primary layer and three excess layers. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better.  Although the insurance policy is an all risk policy, any loss resulting from a weather catastrophe occurrence, which is defined to include damage caused by a named storm, is sublimited to $100,000,000 with a deductible of $5,000,000.

Chapter 11 Litigation

  In connection with Premier’s chapter 11 restructuring, the former holders of Premier’s bond debt argued that they were entitled to liquidated damages under the indenture governing the notes, and as such were entitled to more than the principal amount of the notes plus accrued interest that was paid to them when Premier emerged from bankruptcy in 2007.  Although the Company did not agree with the position taken by the Premier noteholders, in order to have Premier’s bankruptcy plan confirmed so that Premier could complete reconstruction of its property after Hurricane Katrina and open its business without further delay, Premier funded an escrow account to cover the Premier noteholders’ claim for additional damages in the amount of $13,700,000.  On September 3, 2010, the Bankruptcy Court for the Southern District of Mississippi awarded the Premier noteholders $9,600,000, plus interest at the federal judgment rate in effect on August 10, 2007 from that date until the date of payment, but in no event would the Premier noteholders be entitled to damages in an amount exceeding the amount held in the escrow account.  Any funds remaining in the escrow account after payment of the award are to be returned to Premier.  Premier has filed a notice of appeal of the Bankruptcy Court’s decision; no amounts are expected to be paid from the escrow account while the appeal is pending.  As a result of the Bankruptcy Court’s decision, the Company recorded a loss in selling, general and other expenses in 2010 for the award and interest of $11,200,000.

Competition

Premier faces significant competition primarily from ten other gaming operations in the Mississippi Gulf Coast gaming market and secondarily from gaming operations in Baton Rouge and New Orleans, Louisiana as well as from a Native American casino in Atmore, Alabama.  Other competition comes from gaming operations in Lake Charles, Bossier City and Shreveport, Louisiana; Tunica and Philadelphia, Mississippi; Tampa and Hollywood, Florida and other states.  Such competition may increase if gaming operations grow in these markets or if legalized gaming expands to nearby states.  Many of Premier’s competitors are larger and have greater marketing and financial resources.

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

Domestic Real Estate

At December 31, 2010, the Company’s net investment in the domestic real estate segment was $141,200,000.  The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development.  Certain of the Company’s real estate investments and the real estate carrying values as of December 31, 2010 include: a large scale mixed-use development project with various residential, retail and commercial space located in Myrtle Beach, South Carolina ($33,600,000); approximately 66 acres of land used by Garcadia, the automobile dealership joint venture ($52,000,000);  approximately 76 acres of land located on the island of Islesboro, Maine (approved for 13 residential waterfront lots) and 45 fully developed residential lots on approximately 120 acres of land located in Rockport, Maine on Penobscot Bay, ($45,800,000 in the aggregate); and a 15 acre, unentitled air rights parcel above the train tracks behind Union Station in Washington, D.C. ($11,400,000).  Except for the Myrtle Beach project, none of these projects are secured by any indebtedness.

One of the Company’s real estate subsidiaries (“MB1”) has been the owner and developer of a 12 acre mixed use real estate project located in Myrtle Beach, South Carolina.  The project is comprised of a retail center with approximately 346,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units (real estate carrying value of $18,100,000).  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,500,000 at December 31, 2010, that is collateralized by the real estate.  The Company also owns 46 acres of land adjacent to the Myrtle Beach project which is planned for 1,151 residential units, including a mixture of single family homes, townhouses and condominium units, and a 15 acre parcel that is planned for 181,000 square feet of retail space (aggregate book value of $15,500,000).  The land and the residential units are not collateral for MB1’s indebtedness.

During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to conclude that the carrying amount of MB1’s real estate asset was not recoverable; accordingly, the Company recorded an impairment charge of $67,800,000 (classified as selling, general and other expenses), which reduced the carrying amount of MB1’s real estate to its fair value.  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company was under no obligation to provide the funds to MB1 to pay off the loan.

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere with or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver was put in place at the property, foreclosure proceedings commenced and an auction of the property was conducted; however, the Company was informed during the fourth quarter of 2010 that the highest bidder for the property failed to close.  In December 2010, the Company was invited to make a bid for the property, with the condition that a foreclosure sale to the Company must close as soon as possible without any due diligence period, which new bidders for the property would require.  A subsidiary of the Company offered $19,300,000 for the property (including net working capital amounts); the offer was accepted and the foreclosure sale closed on January 7, 2011.

As a result of the failure of the initial buyer to purchase the property and the subsequent sale to the Company in 2011, the Company concluded that the carrying value of the property was further impaired at December 31, 2010; accordingly, the Company recorded an additional impairment charge in 2010 of $47,100,000 to reflect the property at its fair value of $18,100,000.  At closing in 2011, MB1 was released from any remaining liability under the bank loan; accordingly, the remaining balance due after payment of the purchase price ($81,200,000) will be recognized in other income in the first quarter of 2011.  Including the cash paid in the foreclosure sale, the Company’s cumulative net cash investment in this project is $87,700,000.

In August 2010, the Company sold its operating retail shopping center in Long Island, New York for cash consideration of $17,100,000 and recorded a pre-tax gain on sale of discontinued operations of $4,500,000.  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

In October 2007, the Company entered into an agreement with the Panama City-Bay County Airport and Industrial District of Panama City, Florida to purchase approximately 708 acres of land which used to be the Panama City-Bay County International Airport.  The Company has placed $56,500,000 into escrow; the transaction will close only after the old airport is decommissioned by the Federal Aviation Administration and the seller can deliver free and clear title to the land, subject to contractually permitted exceptions.  Prior to closing, all interest earned on the escrow account is for the benefit of the Company and may be withdrawn at any time.  The Company has the right to terminate the agreement and receive a full refund of the escrowed funds if the closing hasn’t occurred by April 2012.  If the transaction closes, the Company intends to develop the property into a mixed use community with residential, retail, commercial, educational and office sites.

The Company owns approximately 31.4% of the outstanding common stock of HomeFed.  In addition, as a result of a 1998 distribution to all of the Company’s shareholders, approximately 7.7% and 9.4% of HomeFed is owned by the Company’s Chairman and President, respectively.  HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California.  At December 31, 2010, its development projects consisted of two master-planned communities located in San Diego County, California:  San Elijo Hills and a portion of the larger Otay Ranch planning area.  The Company accounts for its investment in HomeFed under the equity method of accounting.  At December 31, 2010, its investment had a carrying value of $46,100,000, which is included in investments in associated companies.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

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

Medical Product Development

Business

At December 31, 2010, the Company owned approximately 93% of Sangart, a biopharmaceutical company principally engaged in developing medicines designed to enhance the oxygenation of oxygen deprived tissues through targeted oxygen delivery.  From 2003 through December 31, 2010, the Company invested an aggregate of $161,500,000 in Sangart, principally to help fund Sangart’s ongoing product development activities (as a development stage company, Sangart does not have any revenues from product sales).  Since inception, the Company has recorded Sangart losses of $151,300,000, resulting from product development expenses and Sangart’s overhead costs.  Sangart became a consolidated subsidiary in 2005; the net book value of the Company’s investment in Sangart was $8,500,000 at December 31, 2010.

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

Sangart has completed seven Phase I and Phase II human clinical studies designed to assess product safety and gather preliminary indications of the product’s effectiveness.  In 2007 and 2008, Sangart conducted two Phase III clinical trials that involved a total of 850 hip replacement surgery patients in Europe.  These studies demonstrated MP4OX’s effectiveness in preventing and treating low blood pressure during orthopedic hip replacement surgeries without significant safety concerns being identified, though in one of the Phase III studies there was a slightly higher incidence of adverse events in the MP4OX-treated patients than in the control group.  However, because these Phase III trials were conducted in a patient population having a relatively low incidence of medical complications, Sangart decided not to apply for marketing approval to use MP4OX in orthopedic hip replacement surgeries following completion of those studies.

During 2010, Sangart completed a Phase II proof of concept clinical trial of MP4OX in trauma patients in Europe and South Africa.  Study results were considered to be successful and would support the conduct of a larger Phase II clinical study in trauma patients, which could commence in the first half of 2011.  If this larger Phase II study were to be successful, Sangart would have to conduct Phase III clinical studies in trauma patients.  The Phase II and Phase III trauma studies would take several years to complete at substantial cost.  Until these Phase II and Phase III studies are successfully completed, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.

Sangart is also exploring the application of the MP4 technology in additional therapeutic areas.  One area of interest is sickle cell disease, for which Sangart’s MP4CO product has been granted orphan drug designation by the European Commission and U.S. Food and Drug Administration.  If Sangart is able to successfully obtain marketing approval, these designations will provide MP4CO with market exclusivity for ten years in the European Union and seven years in the United States.  Multiple human clinical trials demonstrating the safety and efficacy of MP4CO in the treatment of sickle cell disease would need to be successfully completed before marketing approval can be obtained and revenues from MP4CO sales can be generated.  Such studies would take several years to complete at substantial cost.

Substantially all of the funding needed for MP4 development has come from sales of Sangart’s equity securities.  The Company provided Sangart with $15,300,000 of additional equity funds during 2010, and expects to provide Sangart with sufficient capital through the end of 2011, though it is under no obligation to do so.  Thereafter, significant additional funding will be needed for product development and clinical trial activities prior to regulatory approval and commercial launch; the source of such funding has not as yet been determined.

Competitive Environment

MP4 products are intended to be used as oxygen therapeutic agents in clinical and trauma situations where tissues are at risk of inadequate blood flow and oxygenation.  Currently there are no similar products approved for sale in the U.S. or the European Union; however, other companies are developing products that could potentially compete with MP4.

Any successful commercialization of MP4 products will depend on an adequate supply of raw materials, principally human red blood cells and polyethylene glycol, at an acceptable quality, quantity and price.  Sangart has contracted for a supply of human red blood cells that is expected to be sufficient to produce MP4 at volumes needed for a commercial launch; however, if the product is successful additional sources of red blood cells will be needed to support sales growth.  Commitments for quantities of polyethylene glycol to support a commercial launch have not yet been secured.

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

In Europe, each country has its own agency that regulates clinical trials.  However, the Committee for Medicinal Products for Human Use (“CHMP”), which is administered by the European Medicines Agency, is an EU-wide regulatory body.  Following completion of clinical trials, marketing approval can be granted either by a centralized application through CHMP, or on a decentralized basis by one or more selected countries.

Other Operations

Wineries

The Company’s winery operations are managed under the umbrella name, Crimson Wine Group (“Crimson”).  Crimson is engaged in the production and sale of premium, ultra premium and luxury wines (i.e., wines that retail for $10 to $14, $14 to $25 and over $25 per 750ml bottle, respectively).  Crimson is headquartered in Napa, California and owns three wineries, Pine Ridge Vineyards in Napa Valley, California, Archery Summit in the Willamette Valley of Oregon and Chamisal Vineyards in the Edna Valley of California.  Pine Ridge was acquired in 1991 and has been conducting operations since 1978, the Company started Archery Summit in 1993 and Chamisal Vineyards was acquired during 2008 and has been conducting operations since 1973.  The Company’s investment in Crimson has grown, principally to fund the acquisition of land for vineyard development, construct and develop Archery Summit, acquire Chamisal Vineyards, launch new brands and increase production capacity and storage facilities at the wineries.  Crimson controls approximately 188 acres of vineyards in Napa Valley, California, 119 acres of vineyards in the Willamette Valley of Oregon and 97 acres of vineyards in the Edna Valley of California, substantially all of which are owned and producing grapes.  Crimson believes that its vineyards are located in some of the most highly regarded appellations and areas of the Napa, Willamette and Edna Valleys.  Crimson sold approximately 111,000 9-liter equivalent cases of wine generating revenues of $22,700,000 during 2010 and 92,000 9-liter equivalent cases of wine generating revenues of $19,800,000 during 2009.  Additionally, in 2005 and 2006, the Company acquired an aggregate of 611 acres of land in the Horse Heaven Hills of Washington’s Columbia Valley, of which approximately 85 acres have been developed into producing vineyards.  At December 31, 2010, the net book value of the Company’s aggregate investment in Crimson was $92,200,000.

Crimson is expanding its product offerings in the premium and ultra premium segments of the very competitive premium table wine market, including developing new brands at lower price points.  The combination of changing consumer spending habits in the current economic environment and many lower priced wines has resulted in an increase in Crimson’s promotional expenditures, which include sales and marketing efforts to reach new customers and expand distribution of its products.  Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  Consolidation at the distributor and retail level has increased which has added competitive pressure to increase marketing and sales spending and constrain pricing.  As permitted under federal and local regulations, Crimson has also been placing increasing emphasis on sales direct to consumers, which they are able to do through the internet, wine clubs and at the wineries’ tasting rooms.  During 2010, direct sales to consumers represented 21% of case sales and 51% of wine revenues.  Wholesale sales of the Company’s wines in California (excluding direct sales to consumers) amounted to approximately 19% of 2010 wholesale wine revenues.

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

The wineries’ production, sales and distribution activities are subject to regulation by agencies of both federal and state governments.  Recently, some states have increased and others have considered proposals to increase state alcohol taxes.  State regulations that prohibited or restricted sales of wine direct to consumers by producers that are located in another state continue to be amended or overturned to permit increased direct sales to consumers in other states.  For the year ended December 31, 2010, Crimson sold wine direct to consumers in 42 states across the U.S.

Energy Projects

During the past few years, the Company has been incurring costs to investigate and evaluate the development of a number of large scale domestic energy projects.  These projects plan to use gasification technology to convert different types of low grade fossil fuels into clean energy products.  The Company has also invested in certain energy projects that do not plan to use gasification technologies.  The Company has expensed costs to investigate, evaluate and obtain various permits and approvals for its various energy projects of $27,200,000, $25,300,000 and $33,400,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Although there are a number of large scale projects the Company is currently investigating, the Company is not obligated to develop any of the projects, and no assurance can be given that the Company will be successful in fully developing any of these projects.  Any project that the Company might develop would likely require a significant equity investment, which the Company presently does not intend to fund by itself, the acquisition of substantial non-recourse borrowings to build the projects (total development costs for these types of projects range from $1 billion to $3 billion), the procurement of purchase commitments for long-term supplies of feedstock, long-term commitments from purchasers of the output, various permits and regulatory approvals and significant technological and engineering expertise to implement.  The investigation, evaluation and financing of these large scale projects will take years to complete.

The Company is currently evaluating the development of a gasification project which would be built in Louisiana by the Company’s wholly-owned subsidiary, Lake Charles Cogeneration LLC (“LCC”), for an estimated total cost of between $2,300,000,000 and $2,600,000,000.  LCC has been awarded $1,561,000,000 in tax exempt bonds to support the development of the project which would be issued by the Lake Charles Harbor and Terminal District of Lake Charles, Louisiana.  Pursuant to LCC’s agreements with the local municipality, upon the completion of pending permitting, regulatory approval, design engineering and the satisfaction of certain other conditions of the financing agreements, the bonds will be marketed on a long-term basis and the proceeds will be released to LCC to use for the payment of development and construction costs for the project.  LCC has also been awarded $128,000,000 of investment tax credits and received a $260,000,000 federal government grant for carbon capture and sequestration.  The Company is not obligated to make equity contributions to LCC until it completes its investigation and the project is approved by the Company’s Board of Directors.  The Lake Charles Cogeneration project is a new chemical manufacturing project that plans to use quench gasification technology to produce energy products from low grade solid fuel sources such as petroleum coke.  LCC is evaluating the primary product options to be produced by the Lake Charles Cogeneration project including substitute natural gas, methanol and hydrogen.

In July 2009, two of the Company’s other prospective gasification projects, one in Indiana and the other in Mississippi, were selected by the U.S. Department of Energy (“DOE”) to proceed to detailed due diligence and negotiations of terms and conditions necessary for the DOE to issue conditional commitments for loan guarantees aggregating up to $3,600,000,000.  While these commitments represent important milestones in the selection process, the guarantees are subject to detailed and extensive due diligence by the DOE and no assurance can be given that a loan guaranty for either project will ultimately be given.

Other Investments

Berkadia

Berkadia, a joint venture between Berkshire Hathaway and the Company, acquired a commercial mortgage origination and servicing business in December 2009.  The Company and Berkshire Hathaway each have a 50% equity interest in Berkadia, and each party contributed $217,200,000 of equity capital to fund the acquisition.  In addition, a subsidiary of Berkshire Hathaway provided Berkadia with a five-year, $1 billion secured credit facility, which is used to fund mortgage loans and servicer advances, purchase mortgage servicing rights and for working capital needs.  In the fourth quarter of 2010, Berkadia’s secured credit facility was amended to increase the size of the credit facility to $1.5 billion, with the Company agreeing to provide the increased funds under the facility.  The increase in the size of the credit facility will enable Berkadia to hold new loan originations for a longer period prior to sale, generating interest income in excess of the interest due under the facility.  So long as there is no default under the credit facility, principal repayments will first be applied to the Company’s portion of the outstanding loan and then to Berkshire Hathaway’s portion.  In addition, the Company has the right to direct Berkadia to expedite its sale of loans under its various programs thereby reducing or eliminating the need for the additional funding.  Pursuant to the Company's amended guaranty to Berkshire Hathaway, any losses incurred under the facility will continue to be shared equally by the Company and Berkshire Hathaway.

The Company accounts for Berkadia as an investment in an associated company and applies the equity method of accounting.  For the year ended December 31, 2010 and the period ended December 31, 2009, the Company recorded income from Berkadia of $16,200,000 and $20,800,000, respectively, of which $24,400,000 in the 2009 period represented the Company’s share of a bargain purchase gain (for more information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations).  During 2010, the Company received cash dividends from Berkadia of $20,000,000.  At December 31, 2010, the carrying amount of the Company’s investment in and loans to Berkadia was $475,100,000.

The commercial mortgage servicing business provides primary, master and special servicing activities for commercial mortgage-backed securities (“CMBS”).  In addition, Berkadia carries out servicing activities on a contracted basis for third parties such as insurance companies, banks and other financial institutions.  Berkadia is an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA, and is one of the largest servicers of commercial real estate loans in the U.S.  As of December 31, 2010, Berkadia had a servicing portfolio of approximately 28,000 loans with an unpaid principal balance of $214 billion summarized as follows (dollars in thousands):

	Number of	Unpaid
	Loans	Principal Balance

CMBS	14,190	$113,472,975
Fee-for-service	5,489	40,993,840
Agency	5,444	35,164,553
Special serviced (1)	1,817	16,668,007
Other	1,165	7,657,992
Total	28,105	$213,957,367

(1)
Represents loans where Berkadia provides special servicing only. Berkadia is also the named special servicer on approximately $20 billion of loans for which it also acts as the primary or master servicer which are included on the line CMBS in the table above.

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

Master servicers are generally required to advance funds to cover any delinquent payments on the securitized loans and any taxes and insurance premiums not paid by borrowers or covered by borrowers’ escrow funds, provided that the servicer determines that the advances will be recoverable from loan payments or liquidation proceeds in the future.  These “servicing advances,” along with accrued interest, are treated as having priority over the rights of other investors in the securitization.  In certain circumstances, Berkadia may have similar obligations to advance funds in connection with loans under which it is a primary servicer.

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

As a servicer, Berkadia is frequently responsible for managing, on behalf of its investors, the balances that are maintained in custodial accounts for the purposes of collecting and distributing principal and interest and for funding repairs, tenant improvements, taxes and insurance related to the mortgaged properties it services.  Berkadia derives certain economic benefits associated with a portion of these balances.  Such balances totaled in excess of $4 billion as of December 31, 2010.

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

During 2011, Berkadia plans to originate commercial mortgage loans which are not part of the government agency programs discussed above.  Berkadia will originate loans intended to be conveyed into CMBS transactions sponsored by third parties (“CMBS loans”) and provide interim financing to borrowers who intend to refinance such loans with an eligible government agency (“Bridge loans”).  Berkadia expects to hold CMBS loans for 3 to 6 months pending sale to a securitization vehicle and Bridge loans for up to 1 year pending refinance.  Berkadia intends that a maximum of $250,000,000 of CMBS loans and Bridge loans will be outstanding at any one time.

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

Jefferies

In April 2008, the Company sold to Jefferies 10,000,000 of the Company’s common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash.  The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate).  Including shares acquired in open market purchases, as of December 31, 2010, the Company owns an aggregate of 49,351,385 Jefferies common shares (approximately 28% of the Jefferies outstanding common shares) for a total investment of $812,400,000.  The Company’s investment in Jefferies is classified as an investment in an associated company and is carried at fair value, which was $1,314,200,000 at the December 31, 2010 closing market price.  Jefferies has entered into a registration rights agreement covering all of the Jefferies common stock owned by the Company.  Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.  Detailed financial and other information about Jefferies may be found on its website (www.jefferies.com).

In accordance with accounting principles generally accepted in the United States (“GAAP”), the Company is permitted to choose to measure many financial instruments and certain other items at fair value (the “fair value option”), and to report unrealized gains and losses on items for which the fair value option is elected in earnings.  The Company elected the fair value option to account for its investment in Jefferies rather than the equity method of accounting.  Income (losses) related to associated companies includes unrealized gains (losses) resulting from changes in the fair value of Jefferies of $143,300,000, $469,800,000 and $(111,200,000) for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH’s board, and each own 50% of the voting securities.  The organizational documents also permit passive investors to invest up to $800,000,000 in JHYH.  Jefferies also received additional JHYH securities entitling it to 20% of the profits.  The voting and non-voting interests are entitled to a pro rata share of the balance of the profits of JHYH, and are mandatorily redeemable in 2013, with an option to extend up to three additional one-year periods.  JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary.  For the years ended December 31, 2010, 2009 and 2008, the Company recorded pre-tax income (losses) from this investment of $20,100,000, $37,200,000 and $(69,100,000), respectively, under the equity method of accounting; at December 31, 2010, the Company’s investment in JHYH was $321,000,000.

Fortescue

During 2006 and 2007, the Company invested an aggregate of $452,200,000 in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia, including expenses.  In exchange for its cash investment, the Company received 277,986,000 common shares of Fortescue, and a $100,000,000 unsecured note of FMG that matures in August 2019.  In the first quarter of 2010, the Company sold 30,000,000 common shares for net cash proceeds of $121,500,000, reducing its interest in Fortescue to 247,986,000 common shares (approximately 8% of Fortescue’s outstanding common shares).  Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas.  Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws.  The Company’s investment in the Fortescue common shares is classified as a non-current available for sale investment and carried at market value as of each balance sheet date.  At December 31, 2010, the market value of the Fortescue common shares was $1,659,600,000.

Interest on the FMG Note is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments due in 2008 and 2009 were deferred by FMG due to covenants contained in the project’s senior secured debt (for periods prior to January 1, 2010).  Any interest payment that was deferred earned simple interest at an annual rate of 9.5%.  Inasmuch as FMG’s senior secured debt was redeemed in 2010, the covenants requiring the deferral of interest no longer apply.  The Company recorded interest income on the FMG Note (including interest on deferred payments) of $149,300,000, $66,100,000 and $40,500,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  During 2010, the Company received $172,100,000 (before withholding taxes) from FMG in payment of accrued interest due through June 30, 2010.  In January 2011, the Company received $81,000,000 (before withholding taxes) from FMG in payment of interest due for the second half of 2010.  The ultimate value of the note will depend on the volume of iron ore shipped and iron ore prices over the remaining term of the note, which can fluctuate widely, as well as the outcome of the litigation described below.

The Company’s initial Fortescue investment was allocated to the common shares acquired, using the market value on the acquisition date, a 13 year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment is being accounted for as a loan-like instrument, with income being recognized as the note is accreted up to its face value of $100,000,000, using a rate of 12.5%.  It is classified with other non-current investments with a balance of $36,300,000 at December 31, 2010.  The prepaid mining interest, which is being amortized to expense as the 4% of revenue is earned, is classified as other current and non-current assets with an aggregate balance of $164,300,000 at December 31, 2010.  Depreciation and amortization expenses include prepaid mining interest amortization of $9,900,000, $7,300,000 and $2,800,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

On August 9, 2010, the Company was advised that Fortescue is asserting that FMG is entitled to issue additional notes identical to the FMG Note in an unlimited amount.  Fortescue further claims that any interest to be paid on additional notes can dilute, on a pro rata basis, the Company’s entitlement to the stated interest of 4% of net revenue.  This claim was made four years after the issuance to the Company of the FMG Note, during which time Fortescue has never asserted this purported right to dilute the Company’s interest in any of Fortescue’s public filings or other communications.  The Company does not believe that FMG has the right to issue additional notes which affect the Company’s interest or that the interpretation by Fortescue of the terms of the FMG Note, as currently claimed by Fortescue, reflects the agreement between the parties.

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

During 2010, a Minerals Resource Rent Tax was proposed in Australia that would impact Fortescue if enacted by the Australian legislature; the proposed effective date of the tax is July 1, 2012.  Meetings between Australian government officials and mining companies in Australia are ongoing, and the initial proposal has changed and remains subject to further change.  When it was first proposed the extra tax burden did have an adverse impact on the market value of the Fortescue common shares held by the Company.  As currently proposed the tax will not have any impact on the calculation of the interest payable on the FMG Note.  Further, based on the Company’s review of available information concerning the proposed tax and its anticipated impact on Fortescue, the Company does not believe the proposed tax is so onerous as to cause a liquidity problem for FMG resulting in FMG’s inability to service its debt obligations, including the FMG Note.  The Company does not believe that its zero-coupon note or prepaid mining interest are impaired or will become impaired as a result of the proposed tax.

The project information presented in the paragraphs below was obtained from Fortescue’s website, (www.fmgl.com.au), which contains substantial additional information about Fortescue, its operating activities and the project.  Fortescue shipped its first iron ore in May 2008 and for the year ending December 31, 2010, Fortescue’s total revenue from iron ore sales was $3,877,500,000.

Fortescue announced reserve estimates for the Cloud Break and Christmas Creek areas, which are net of mine depletion and ore recovery, include 98 million metric tons of proved iron ore reserves and 1.44 billion metric tons of probable iron ore reserves, in accordance with the Australasian Joint Ore Reserves Committee code.  This reserve estimate is solely for these two areas, which cover an area of approximately 770 square kilometers.  Fortescue has additional tenements in the Pilbara region of Western Australia and has since announced reserve estimates for some of its other tenements.  Although Fortescue has received all major approvals required under the various governmental, environmental, and native title processes for the Cloud Break and Christmas Creek tenements, it does not possess all of the approvals for mining activities at its other tenements.  Mining revenues derived from tenements other than Cloud Break and Christmas Creek do not increase the interest payable to the Company on the FMG note.

Fortescue’s initial feasibility study was commissioned to identify a quantity and quality of iron ore that would support an initial mine plan that produces 45 million metric tons per annum for a 20 year period.  In 2009 Fortescue launched a self-funded expansion program to increase its base mining plan to 55 million metric tons per annum from Cloud Break and Christmas Creek that it expects to begin commissioning in the first quarter of 2011.  In 2010 Fortescue announced a further expansion to increase its mining plan to 155 million metric tons per annum, of which 90 million metric tons per annum will come from Cloud Break and Christmas Creek.  Since the benchmark pricing system that historically determined iron ore prices collapsed in 2009, Fortescue has followed the lead of the largest iron ore producers and is charging its customers prices based on an index pricing regime that reflects recent iron ore spot prices.

In addition to the Company’s investment and equity investments from other parties, Fortescue initially raised $2,051,000,000 of senior secured debt to fund the construction of its infrastructure, which included a 260 kilometer railroad, port and related port infrastructure at Port Hedland, Australia, as well as a crushing and screening plant, access roads and other infrastructure at the mine site.  During 2010, Fortescue redeemed its senior secured debt and borrowed additional amounts to fund expansion activities.  At December 31, 2010, Fortescue had $3,540,000,000 of senior unsecured notes outstanding.

Inmet

Inmet is a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN).  In August 2005, the Company sold to Inmet a 70% interest in Cobre Las Cruces, a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain, in exchange for 5,600,000 common shares of Inmet.  In November 2010, the Company sold to Inmet its remaining 30% equity interest in and subordinated sponsor loans to Las Cruces for aggregate consideration of $576,000,000.  The purchase price was comprised of $150,000,000 of cash and 5,442,413 newly issued common shares of Inmet, which were valued at the market price of the Inmet common shares on the closing date of the transaction.  In addition, the Company was released from its guarantee of $72,000,000 of debt owed by Las Cruces to an affiliate of Inmet.  The Company reported a gain on the sale of $383,400,000 in investment and other income.  At December 31, 2010, the Company owns a total of 11,042,413 Inmet common shares which are reflected on the Company’s consolidated balance sheet at market value of $862,500,000 (approximately 18% of Inmet’s outstanding common shares).  Pursuant to the rules of the Toronto Stock Exchange, the newly acquired Inmet common shares may not be sold until April 2011.  The Inmet shares have registration rights and may be sold in accordance with applicable securities laws, subject to the restriction for the shares acquired in 2010.  Detailed financial and other information about Inmet may be found on its website (www.inmetmining.com).

In January 2011, Inmet announced that it had entered into an agreement with Lundin Mining Corporation (“Lundin”) pursuant to which shareholders of Inmet and Lundin will receive new common shares of an amalgamated corporation named Symterra Corporation (“Symterra”) containing all of the assets of both companies.  The Company entered into a voting and support agreement with Lundin pursuant to which it has agreed to vote all of the Inmet common shares it owns in favor of the transaction, subject to customary conditions.  While the voting and support agreement remains in effect the Company will not be able to sell any of the Inmet shares it owns.  The voting and support agreement will terminate if the merger is not completed by June 30, 2011.  Based on the announced terms of the transaction, if it is consummated the Company expects to own approximately 9% of Symterra.  Closing of the transaction is subject to closing conditions that are customary under Canadian law for this type of transaction.

Garcadia

The Company has entered into a joint venture agreement with Garff Enterprises, Inc. (“Garff”) pursuant to which the joint venture has acquired various automobile dealerships.  The joint venture agreement specifies that the Company and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to the Company and 35% to Garff, which reflects that the Company made a larger equity investment.  Garcadia’s strategy is to acquire automobile dealerships in secondary market locations meeting its specified return criteria.  As of December 31, 2010, Garcadia owned 14 dealerships comprised of domestic and foreign automobile makers.  The Company has received cash distributions of fees and earnings aggregating $8,800,000, $6,100,000 and $6,500,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  In addition, the Company owns the land for certain dealerships and leases it to the dealerships for rent aggregating $5,100,000, $5,000,000 and $3,800,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, the Company’s investment in Garcadia (excluding the land) was classified as an investment in associated company with a carrying value of $35,900,000.

During 2009, the Company’s equity in losses of Garcadia includes impairment charges for goodwill and other intangible assets aggregating $32,300,000.  Garcadia’s automobile dealerships had been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers in 2009 was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets.  None of Garcadia’s automobile dealerships were closed as a result of the restructuring of the U.S. automobile manufacturers.  During 2010, Garcadia did lose two franchises when General Motors announced it was going to discontinue Pontiac.

Other

In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square IV, L.P. (“Pershing Square”), a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square’s general partner.  The stated objective of Pershing Square was to create significant capital appreciation by investing in Target Corporation.  The Company recorded income (losses) under the equity method of accounting from this investment of $3,000,000, $(3,200,000) and $(77,700,000) in 2010, 2009 and 2008, respectively, principally resulting from declines in the market value of Target Corporation’s common stock.  During 2010, the Company redeemed its interest in Pershing Square by transferring its equity into a larger, more diversified investment partnership managed by the same manager.  The Company’s percentage ownership interest in this larger investment partnership is much smaller and does not qualify for the equity method of accounting.

The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at February 17, 2011 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934):  Jefferies (27.8%), HomeFed (31.4%) and International Assets Holding Corporation (7.7%).  In addition to the Company’s equity interests in Fortescue and Inmet discussed above, the Company also owns a 7.0% equity interest in JZ Capital Partners Limited, a British company traded on the London Stock Exchange.

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

We are dependent on certain key personnel.  We are dependent on the services of Ian M. Cumming and Joseph S. Steinberg, our Chairman of the Board and President, respectively.  Messrs. Cumming’s and Steinberg’s employment agreements with us expire June 30, 2015.  These individuals are also significant shareholders of our Company.  As of February 17, 2011, Messrs. Cumming and Steinberg and trusts for the benefit of their respective families (excluding certain private charitable foundations) beneficially owned approximately 9.7% and 10.8% of our outstanding common shares, respectively.  Accordingly, Messrs. Cumming and Steinberg exert significant influence over all matters requiring approval by our shareholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and have been adversely affected by recent economic conditions.  Starting in 2008, the recession and general economic conditions have adversely affected operating results in the manufacturing, oil and gas drilling services, gaming entertainment and domestic real estate segments, which is likely to continue until the economy recovers.  The performance of these business units during this period has resulted in a lower valuation for these businesses, and a worsening of general economic or market conditions could result in a further deterioration in the values of our businesses or investments.

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

The prices and availability of key raw materials affects the profitability of our manufacturing operations, and also impacts Sangart’s ability to conduct its clinical trials.  Although the Company’s operating subsidiaries are not currently experiencing any shortage of raw materials, if the subsidiaries experience shortages, revenues and profitability of the manufacturing subsidiaries would decline.  Sangart has access to sufficient raw materials to conduct its clinical trials; however, it has not secured commitments for sufficient raw materials for a commercial launch, which would also require additional investments in manufacturing capacity.  In addition, the cost of polypropylene, the principal raw material used by Conwed Plastics, has increased by approximately 146% from 2002.  The price of polypropylene has historically fluctuated with the price of oil and natural gas but growing economies in China and India have resulted in increased demand and impacted prices.

Keen’s revenues and profitability are impacted by natural gas and oil supplies and prices and the supply of drilling rigs in the marketplace.   During periods of decreased demand for natural gas and oil, Keen’s rig utilization will decline and Keen’s competitors may also have excess capacity in the marketplace, which adversely impacts Keen’s revenues and profitability.

The lack of liquidity in the capital markets could adversely affect exploration, production and development activities of Keen’s customers, which could cause a reduction in Keen’s rig utilization and profitability.  The combination of low natural gas prices, the volatility and level of oil prices and the lack of liquidity in the capital markets could force Keen’s customers to reduce drilling programs, impair their ability to sustain their current level of operations and could adversely impact their ability to meet their cash obligations.  In addition to reduced rig utilization and profitability, which could result in impairment charges for certain rigs, difficulties experienced by Keen’s customers could increase Keen’s bad debt expense.

The nature of Keen’s operating activities can be hazardous, and accidents can cause personal injury or death, damage to Keen’s equipment and/or environmental damage.  These hazards are inherent in the contract drilling business, and if Keen is not fully protected through insurance coverage or indemnification from its customers any such accidents could adversely impact Keen’s profitability.  Keen maintains insurance coverage and has indemnification agreements with many of its customers; however, there is no assurance that such insurance or indemnification agreements would adequately protect Keen against liability or loss from all consequences of any accidents.  Additionally, Keen may not be able to purchase insurance economically.

New technologies could cause Keen’s drilling equipment and methods to become less competitive, resulting in reduced profitability or a requirement to make significant capital investments to remain competitive.  Improvements in drilling technology could cause Keen to become less competitive, lose business, suffer reduced profitability or result in impairment charges with respect to its drilling equipment.

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

Sangart is subject to extensive government regulation, cannot generate any revenue without regulatory approval of its products and is also subject to all of the risks inherent in establishing a new business.  The Company has invested approximately $161,500,000 in Sangart, principally to help fund Sangart’s product development activities.  While these funds are generally expensed by Sangart when spent, the Company cannot be assured that it will ever receive a return on its investment due to the risky nature of Sangart’s development activities.  Clinical trials of Sangart’s product candidates are not complete, the products have not been approved for sale by regulatory authorities and there is a risk that its products may never prove effective or be approved.

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

Sangart’s success depends on its ability to obtain, maintain and defend patent protection for its products and technologies, preserve trade secrets and operate without infringing on the intellectual property rights of others.  The patent positions of biopharmaceutical companies, such as Sangart, are generally uncertain and involve complex legal and factual questions.  If Sangart’s intellectual property positions are challenged, invalidated, circumvented or expire, or if Sangart fails to maintain its third-party intellectual property licenses in good standing, its ability to successfully bring MP4 products to market would be adversely affected, it could incur monetary liabilities or be required to cease using the technology or product in dispute.

Sangart will require significant additional funding for product development and clinical trial activities prior to regulatory approval and commercial launch; the source of such funding has not been identified.  The Company expects to provide Sangart with sufficient capital through the end of 2011.   Sangart has had discussions with third-party investors; however, no agreements have been reached and if such agreements are entered into it would likely result in significant dilution of the Company’s interest.  The Company has not determined whether it will continue to provide funds to Sangart and if so how much it will provide.  If Sangart is not provided with additional funds from either the Company or other sources when needed, it is unlikely that the Company will ever realize any significant return of its invested capital.

The Company has incurred costs to investigate and evaluate the development of a number of large scale energy projects; however, development of these projects is subject to obtaining significant third-party debt and equity financing, regulatory approvals, the procurement of purchase commitments for long-term supplies of feedstock and securing long-term commitments from purchasers of the output.  Although the Company has spent material amounts in the investigation of large scale energy projects, it will not be able to develop these projects without financing from other sources, various regulatory approvals and commitments from third-parties.  The timing of the commencement of construction of any project is also dependent upon the receipt of financing and regulatory approvals.  If the Company is unable to obtain such financing, approvals or commitments, it will not be able to recover its investment.

If Berkadia does not maintain certain specified ratings from the credit rating agencies it could lose its mortgage servicing rights.  Berkadia is required to maintain specified ratings from the credit rating agencies, and failure to do so would give its customers the right to terminate their mortgage servicing agreements.  If mortgage servicing agreements were terminated as a result of a credit ratings downgrade, the Company could lose its entire equity investment and may be exposed to loss for some or all of its exposure on the Berkadia secured credit facility.

When Berkadia originates loans for Fannie Mae, it is often required to share in the losses on such loans, which could be in excess of reserved amounts.  Berkadia carries a reserve on its balance sheet for contingent losses on loans originated for Fannie Mae that have loss sharing requirements.  If actual losses exceed amounts reserved, Berkadia’s profitability and cash flows will be reduced.

The loss of or changes in Berkadia’s relationships with U.S. Government-Sponsored Enterprises and federal agencies would have an adverse effect on Berkadia’s business.  Berkadia’s status as an approved seller/servicer for Fannie Mae and Freddie Mac and its status as an FHA-approved mortgagee and issuer of Ginnie Mae mortgage-backed securities afford Berkadia a number of advantages.  Berkadia’s failure to comply with the applicable U.S. Government-Sponsored Enterprise or agency standards (financial and otherwise) may result in its termination as an approved seller/servicer, mortgagee or issuer.  The loss of any such status could have a material adverse impact on Berkadia’s results of operations, could result in a loss of similar approvals from other U.S. Government-Sponsored Enterprises or federal agencies and could have other adverse consequences to the business.  Fannie Mae and Freddie Mac retain broad discretion to terminate Berkadia as a seller/servicer without cause upon notice.

Changes in existing government-sponsored and federal mortgage programs could negatively affect Berkadia’s business.  Berkadia’s ability to generate income through mortgage sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and the FHA, which facilitate the issuance of mortgage-backed securities in the secondary market.  These programs have been reduced in recent periods due to current economic conditions.  Any discontinuation of, or significant reduction in, the operation of those programs could have a material adverse effect on Berkadia’s loan origination and servicing business and results of operations.  Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these entities could negatively impact Berkadia’s results of operations and cash flows.

Berkadia’s special servicing and fee-for-service businesses may be terminated on short notice.  Special servicing for each CMBS transaction is usually controlled by the subordinated bond holder class of the securitization.  The owners of the subordinated bonds may change from time to time, and subordinated bond holders may replace Berkadia with a different special servicer.  Fee-for-service customers are permitted to terminate Berkadia on short notice, usually 30 days.  If Berkadia loses special servicing rights or is terminated by fee-for-service customers, it would negatively impact Berkadia’s results of operations and cash flows.

Proposed CMBS and Bridge loan programs will expose Berkadia to credit and interest rate risk that it is not subject to with its government agency lending programs.  Unlike its government agency lending programs, Berkadia cannot be assured it will be able to sell CMBS and Bridge loans at par value to a third-party without any exposure to credit or interest rate risk.  If for any reason Berkadia is unable to sell a CMBS loan into the securization market or refinance a Bridge loan, it will retain all risks associated with such loan for as long as it owns the loan.  Berkadia may be forced to sell such loans to a third party at a discount, which would reduce Berkadia’s profitability and cash flows.

Berkadia’s business is significantly affected by general economic conditions, particularly in the commercial real estate industry, and could be harmed in the event of a continued economic slowdown, prolonged recession or other market downturn or disruption.  Berkadia’s business and earnings are sensitive to changes in government policies and regulations, changes in interest rates, inflation, deflation, oversupply of real estate properties, fluctuations in the real estate and debt capital markets and developments in national and local economies.  Unfavorable economic conditions could have an adverse effect on Berkadia’s business, including decreasing the demand for new loans and the servicing of loans originated by third parties.

The Company has a substantial investment in Jefferies, an investment banking and securities firm whose operating results are greatly affected by the economy and financial markets.  Although Jefferies’ operating results showed great improvement during the last two years, during 2008, turmoil in the equity and credit markets had an adverse effect on the volume and size of transactions Jefferies executed for its customers, resulting in reduced revenues and profitability in its investment banking, asset management and trading activities, as well as losses in its principal trading activities.  Future declines in Jefferies operating results caused by these or other conditions could adversely affect the value of the Company’s investment.

New financial legislation could affect the market value of the Company’s investment in Jefferies.  Recently adopted legislation in the U.S. will result in more comprehensive regulation of the financial services industry.  Such regulation could have an adverse impact on the market value of the Company’s investment in Jefferies.

The Company has substantial investments in Fortescue and Inmet, entities which are engaged in the mining of base metals (principally iron ore and copper), the prices of which have been volatile and can reduce the value of the Company’s investments.  The value of the Company’s investment in the base metals mining sector rise and fall with the changes in the underlying base metal prices.  In addition, mining operations are often subject to delay and regulatory scrutiny, which can increase costs or delay bringing mines into full production.  Pricing changes and mining delays have a direct impact on the value of the Company’s investments, and could adversely impact results of operations and equity.

The value of the FMG Note could be materially reduced if the Company loses its litigation against Fortescue.  If the litigation is ultimately determined adversely to the Company and additional notes are issued, the Company’s future cash flows from the FMG Note and future results of operations would be materially and adversely affected to the extent of the dilution resulting from the issuance of such additional notes.  In addition, depending upon the extent of any such dilution, the Company might have to record an impairment charge for its prepaid mining interest.

A Minerals Resource Rent Tax was proposed in Australia that if enacted by the Australian legislature could adversely impact the value of the Company’s investment in Fortescue’s common shares.  Meetings between Australian government officials and mining companies in Australia are ongoing, and the initial proposal has changed and remains subject to further change.  When it was first proposed the extra tax burden did have an adverse impact on the market value of the Fortescue common shares held by the Company.  As currently proposed, the tax will not have any impact on the calculation of the interest payable on the FMG Note.  The Company’s investment in Fortescue’s common shares could decline if and when the tax is enacted, depending upon its final form.

Garcadia’s business is dependent, in part, upon revenue from new and used car sales at its dealerships, and declines in revenues due to industry or other factors could result in reduced profitability, reduced cash flows and/or impairment charges.  Garcadia has recorded impairment charges in the past, principally for goodwill and other intangible assets, and if the automobile industry experiences a downturn in the future additional impairment charges are likely.  In addition, reduced revenues would result in reduced profitability and cash flows for the Company.

From time to time the Company may invest in illiquid securities that are subject to standstill agreements or otherwise restricted.  From time to time the Company may invest in securities that are subject to restrictions which prohibit the Company from selling the securities for a period of time.  Currently, the Company’s investment in Inmet is subject to a voting and support agreement that prohibits the Company from selling its Inmet shares during the pendency of Inmet’s merger transaction with Lundin.  The voting and support agreement will terminate if the merger is not completed by June 30, 2011.  Should the Company need to generate liquidity quickly, the agreement would limit the Company’s ability to dispose of this investment while the agreement is effective.

The Company has significant investments in publicly traded securities and changes in the market prices of these securities, particularly during times of increased volatility in security prices, can have a material impact on the Company’s investment portfolio, equity and, for certain investments, on results of operations.  The Company has significant investments in publicly traded securities, principally Fortescue, Jefferies and Inmet, and in JHYH, an operating business that typically owns publicly traded securities.  Changes in the market values of publicly traded available for sale securities, such as Fortescue and Inmet, are reflected in other comprehensive income (loss) and equity but not in the consolidated statement of operations.  However, changes in the market value of Jefferies, for which the Company has elected the fair value option, declines in the fair values of equity securities that the Company deems to be other than temporary and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations and equity.  The Company’s investment in JHYH is accounted for on the equity method of accounting for which the Company records its share of JHYH’s profits or losses in its consolidated statements of operations.  To the extent that JHYH owns public securities, with changes in market values reflected in its earnings, this increases the Company’s exposure to volatility in the public securities markets.  Global securities markets have been highly volatile, and continued volatility may have a material negative impact on the Company’s consolidated financial position and results of operations.

Changes in government tax policies in foreign or domestic jurisdictions where the Company has investments could have an adverse impact on the value of those investments.  The Company has significant investments in both domestic and foreign businesses, where local and national government tax policies in the jurisdictions where those businesses operate could have a material adverse impact on the value of those investments.  Government budget deficits may result in legislation to increase or add new taxes on businesses, in particular the domestic financial services and foreign mining sectors.  The Company has equity investments and/or loans to businesses operating in those sectors, and the announcement of unfavorable taxation policy or regulation for those businesses has had and could continue to have an adverse impact on the values of those investments, and reduce cash flows to the Company.

Current economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by certain of the Company’s operations and investments, potentially resulting in impairment charges for long-lived assets.  Certain of the Company’s operating businesses and investments have significant investments in long-lived assets, in particular manufacturing, oil and gas drilling services and gaming entertainment.  Current economic conditions have resulted in declining revenues for these operations and their property and equipment is not being fully utilized.  As required, the Company will review certain of these assets and investments for potential impairment, and except as otherwise disclosed has not concluded that the book values of these long-lived assets are not recoverable.  If the operating revenues of these businesses deteriorate in the future, and/or the Company lowers its estimates of future cash flows, impairment charges might have to be recorded.

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

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset.  At December 31, 2010, we have recognized a net deferred tax asset of $1,175,600,000.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset, or if we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused.  The Company’s projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to the Company could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.

The payment of dividends in the future is subject to the discretion of our Board of Directors.  Although the Company paid a dividend in 2010, it did not pay any dividend in 2009 or 2008.  The Company does not have a regular dividend policy and any dividends actually paid are determined each year by the Board of Directors.

Our common shares are subject to transfer restrictions.  We and certain of our subsidiaries have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  The restriction will remain until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year to which these tax benefits may no longer be carried forward.  The restriction may be waived by our Board of Directors.  Shareholders are advised to carefully monitor their ownership of our common shares and consult their own legal advisors and/or us to determine whether their ownership of our common shares approaches the proscribed level.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Real estate investments that are part of the Company’s Domestic Real Estate segment are described in Item 1 of this Report.  Idaho Timber’s plants and sawmills, which are the principal properties used in its business are described in Item 1 of this Report.

Through its various subsidiaries, the Company owns and utilizes facilities in Salt Lake City, Utah for corporate office space and other activities (totaling approximately 21,800 square feet).  Subsidiaries of the Company own facilities primarily used for plastics manufacturing located in Georgia, Virginia and Genk, Belgium (totaling approximately 457,300 square feet), facilities and land in California, Oregon and Washington used for winery operations (totaling approximately 160,300 square feet and 1,125 acres, respectively), and facilities and land in Oklahoma used for oil and gas drilling services (totaling approximately 33,100 square feet and 75 acres, respectively).

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

For information concerning litigation brought by the Company with respect to the FMG Note, see Item 1 and Item 7 of this Report.  The Company and its subsidiaries are also parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company’s consolidated financial position or liquidity.

Item 10.	Executive Officers of the Registrant.

All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors.  As of February 17, 2011, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

Name	Age	Position with Leucadia	Office Held Since

Ian M. Cumming	70	Chairman of the Board	June 1978
Joseph S. Steinberg	67	President	January 1979
Thomas E. Mara	65	Executive Vice President	May 1980
Joseph A. Orlando	55	Vice President and	January 1994;
		Chief Financial Officer	April 1996
Barbara L. Lowenthal	56	Vice President and	April 1996
		Comptroller
Justin R. Wheeler	38	Vice President	October 2006
Joseph M. O’Connor	35	Vice President	May 2007
Rocco J. Nittoli	52	Vice President and	September 2007;
		Treasurer	May 2007

Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978.  Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of HomeFed since May 1999.  Mr. Cumming has been a director of Jefferies since April 2008.  Mr. Cumming has been a director of Fortescue since August 2009.  Mr. Cumming previously served as a director and was Chairman of the Board of The FINOVA Group Inc. (“FINOVA”) and was a director of ACF.

Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979.  In addition, he has served as a director of HomeFed since August 1998 (Chairman since December 1999) and Jefferies since April 2008.  Mr. Steinberg was a director of Fortescue from August 2006 to August 2009 and is an alternate director of Fortescue should Mr. Cumming be unavailable to vote on Fortescue board matters.  Mr. Steinberg previously served as a director of FINOVA, White Mountains Insurance Group and Jordan Industries Inc.

Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977.  He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company from January 1993 to May 2007.  In addition, he is a director of Inmet (since August 2005) and previously served as a director and Chief Executive Officer of FINOVA.

Mr. Orlando, a certified public accountant, has served as Chief Financial Officer of the Company since April 1996 and as Vice President of the Company since January 1994.

Ms. Lowenthal, a certified public accountant, has served as Vice President and Comptroller of the Company since April 1996.

Mr. Wheeler joined the Company in March 2000, and has served in a variety of capacities in the Company’s subsidiaries and as Vice President of the Company since October 2006.  In addition, he has served as a director of International Assets Holding Corporation since November 2004 and was a director of ACF.

Mr. O’Connor joined the Company in August 2001 and has served as Vice President of the Company since May 2007.

Mr. Nittoli joined the Company in September 1997, and has served in a variety of capacities at the Company’s subsidiaries and as Treasurer of the Company since May 2007, and as Vice President of the Company since September 2007.

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

	Common Share
	High	Low

2009
First Quarter	$22.99	$10.26
Second Quarter	26.31	14.20
Third Quarter	26.47	18.00
Fourth Quarter	26.17	21.01

2010
First Quarter	$26.06	$21.30
Second Quarter	28.37	19.43
Third Quarter	24.21	18.80
Fourth Quarter	29.64	23.26

2011
First Quarter (through February 17, 2011)	$34.41	$29.49

As of February 17, 2011, there were approximately 2,208 record holders of the common shares.

The Company paid cash dividends of $0.25 per common share in 2010 and did not pay any cash dividends in 2009 or 2008.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

Certain subsidiaries of the Company have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the Company’s tax attributes, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which these tax benefits may no longer be carried forward.

The Company did not purchase any of its common shares during the fourth quarter of 2010.

The Board of Directors from time to time has authorized acquisitions of the Company’s common shares.  At December 31, 2010, the Company is authorized to purchase 11,992,092 common shares.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 1500 Industrial Conglomerates Index for the period commencing December 31, 2005 to December 31, 2010.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2005 in each of our common stock, the S&P 500 Index, and the S&P 1500 Industrial Conglomerates Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2005
2006
2007
2008
2009
2010
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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA: (a)
Revenues and other income (b)	$1,320,004	$575,208	$490,540	$714,762	$862,672
Expenses	951,001	816,362	862,046	785,687	721,978
Income (loss) from continuing operations before income taxes and income (losses) related to associated companies	369,003	(241,154)	(371,506)	(70,925)	140,694
Income (loss) from continuing operations before income (losses) related to associated companies	1,508,321	(248,262)	(2,043,819)	490,828	98,923
Income (losses) related to associated companies, net of taxes	380,766	780,236	(539,068)	(21,875)	37,720
Income (loss) from continuing operations (c)	1,889,087	531,974	(2,582,887)	468,953	136,643
Income from discontinued operations, including gain (loss) on disposal, net of taxes	51,149	16,621	46,075	11,319	59,630
Net income (loss) attributable to Leucadia National
Corporation common shareholders	1,939,312	550,280	(2,535,425)	484,294	189,399

Per share:
Basic earnings (loss) per common share attributable
to Leucadia National Corporation common
shareholders:
Income (loss) from continuing operations	$7.77	$2.21	$(11.20)	$2.17	$.60
Income from discontinued operations, including gain (loss) on disposal	.20	.07	.20	.05	.28
Net income (loss)	$7.97	$2.28	$(11.00)	$2.22	$.88

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common
shareholders:
Income (loss) from continuing operations	$7.66	$2.18	$(11.20)	$2.05	$.60
Income from discontinued operations, including gain (loss) on disposal	.19	.07	.20	.05	.25
Net income (loss)	$7.85	$2.25	$(11.00)	$2.10	$.85

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
Cash and investments	$4,538,571	$2,343,420	$1,602,769	$4,168,439	$2,657,021
Total assets	9,350,298	6,762,364	5,198,493	8,126,622	5,303,824
Indebtedness, including current maturities	2,092,249	1,970,371	2,080,891	2,135,161	1,159,461
Shareholders’ equity	6,956,758	4,361,647	2,676,797	5,570,492	3,893,275
Book value per common share	$28.53	$17.93	$11.22	$25.03	$18.00
Cash dividends per common share	$.25	$–	$–	$.25	$.25

(a)
Subsidiaries are reflected above as consolidated entities from the date of acquisition, which was November 2009 for Keen.  For the periods prior to the acquisition, the Company accounted for its equity interest in Keen under the equity method of accounting.  Premier is reflected as a consolidated subsidiary from May 2006 until it was deconsolidated in September 2006; it once again became a consolidated subsidiary in August 2007.  For additional information, see Note 3 of Notes to Consolidated Financial Statements.

(b)
Includes net securities gains (losses) of $179,494,000, $(21,106,000), $(144,547,000), $95,641,000 and $117,159,000 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.  Net securities gains (losses) are net of impairment charges of $2,500,000, $31,400,000, $143,400,000, $36,800,000 and $12,900,000 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(c)
At December 31, 2010, the Company concluded that it was more likely than not that it would be able to realize a portion of the net deferred tax asset; accordingly, $1,157,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.  During 2008, the Company recorded a charge to income tax expense of $1,672,100,000 to reserve for substantially all of its net deferred tax asset due to the uncertainty about the Company’s ability to generate sufficient taxable income to realize the net deferred tax asset.  During 2007, the Company concluded that it was more likely than not that it would be able to realize a portion of the net deferred tax asset; accordingly, $542,700,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

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

Liquidity and Capital Resources

General

The Company’s investment portfolio, equity and results of operations can be significantly impacted by the changes in market values of certain securities, particularly during times of increased volatility in security prices.  Changes in the market values of publicly traded available for sale securities are reflected in other comprehensive income (loss) and equity.  However, changes in the market prices of investments for which the Company has elected the fair value option, declines in the fair values of equity securities that the Company deems to be other than temporary and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations and equity.  JHYH also owns public securities with changes in market values reflected in its earnings.  Since the Company accounts for JHYH on the equity method of accounting, it records its share of JHYH’s earnings in the consolidated statement of operations which increases the Company’s exposure to volatility in the public securities markets.

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the year ended December 31, 2010, the market value of the Company’s investment in the common shares of Fortescue increased from $988,400,000 (excluding shares sold in 2010) to $1,659,600,000.  The market value of the Company’s investment in Inmet increased from $339,100,000 to $437,400,000 (excluding shares acquired in 2010); the aggregate market value of all the Inmet shares owned by the Company was $862,500,000 at December 31, 2010.  The market value of the Company’s investment in Jefferies, for which the fair value option was elected, increased during the year with unrealized gains reflected in operations as a component of income related to associated companies.  During the year ended December 31, 2010, the Company recognized an unrealized gain related to its investment in Jefferies of $143,300,000.

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

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of December 31, 2010, the sum of these amounts aggregated $4,538,600,000.  However, since $1,513,600,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Parent’s liquidity needs.  The $3,025,000,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue common shares of $1,659,600,000).  This amount does not include the Company’s investment in Inmet’s common shares, which is subject to trading restrictions as discussed below.  The Parent’s available liquidity, and the investment income realized from the Parent’s cash, cash equivalents and marketable securities is used to meet the Parent company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

The Parent’s only long-term cash requirement is to make principal payments on its long-term debt ($1,551,900,000 principal outstanding as of December 31, 2010), of which $406,700,000 is due in 2013, $97,600,000 is due in 2014, $480,000,000 is due in 2015, $478,000,000 is due in 2017 and $89,600,000 is due in 2027.  Historically, the Parent has used its available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this Report, the timing of any future investments and the cost cannot be predicted.

From time to time in the past, the Company has accessed public and private credit markets and raised capital in underwritten bond financings.  The funds raised have been used by the Company for general corporate purposes, including for its existing businesses and new investment opportunities.  However, given the recent volatility in the credit markets, if and when the Company decides to raise funds through an underwritten bond offering it might be at a higher interest rate than in the past, or with terms that the Company may not find acceptable.  The Company has no current intention to seek additional bond financing, and will rely on its existing liquidity to fund corporate overhead expenses and corporate interest payments and, to fund new investing opportunities, it may also dispose of existing businesses and investments.  The Parent’s senior debt obligations are rated two levels below investment grade by Moody’s Investors Services and one level below investment grade by Standard & Poor’s and Fitch Ratings.  Ratings issued by bond rating agencies are subject to change at any time.

In February 2009, the Board of Directors authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  The amounts repurchased during 2010 and 2009 are identified below; in the first quarter of 2011, the Company repurchased $6,359,000 principal amount of its 8 1/8% Senior Notes due 2015 and $18,000,000 principal amount of its 7 1/8% Senior Notes due 2017.

 In February 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a pre-tax net securities gain of $94,900,000.

In May 2010, the Company sold its investment in LPH for cash consideration of $85,000,000, which resulted in the recognition of a pre-tax net securities gain of $66,200,000.

The Company has received distributions from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001 of $11,600,000, $11,300,000 and $44,900,000 during the years ended December 31, 2010, 2009 and 2008, respectively.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income from discontinued operations will only be recognized when received.

In July 2010, the Company received $154,900,000 from FMG (net of $17,200,000 in withholding taxes) in payment of the accrued interest due on the FMG Note through June 30, 2010.  The payment included interest payments due in 2009 and 2008 that had previously been deferred due to the restricted payments covenant contained in FMG’s senior secured debt agreements.  Inasmuch as the senior secured debt was redeemed in 2010, the covenants requiring the deferral of interest no longer apply.  Interest is payable semi-annually within thirty days of June 30th and December 31st of each year.  In January 2011, the Company received $72,900,000 (net of $8,100,000 in withholding taxes) from FMG in payment of interest due for the second half of 2010.  Future interest payments under the FMG Note will be dependent upon the physical volume of iron ore sold and the selling price, which can fluctuate widely, as well as the outcome of the litigation described below.  As a result, it is not possible to predict whether interest earned in the most recent quarter will continue at the same level in future quarters.

On August 9, 2010, the Company was advised that Fortescue is asserting that FMG is entitled to issue additional notes identical to the FMG Note in an unlimited amount.  Fortescue further claims that any interest to be paid on additional notes can dilute, on a pro rata basis, the Company’s entitlement to the stated interest of 4% of net revenue.  This claim was made four years after the issuance to the Company of the FMG Note, during which time Fortescue has never asserted this purported right to dilute the Company’s interest in any of Fortescue’s public filings or other communications.  The Company does not believe that FMG has the right to issue additional notes which affect the Company’s interest or that the interpretation by Fortescue of the terms of the FMG Note, as currently claimed by Fortescue, reflects the agreement between the parties.

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

In August 2010, the Company sold its operating retail shopping center in Long Island, New York for cash consideration of $17,100,000 and recorded a pre-tax gain on sale of discontinued operations of $4,500,000.

In September 2010, the Company sold ResortQuest for net cash consideration of $52,400,000 and recognized a pre-tax gain on sale of discontinued operations of $35,400,000.

On October 1, 2010, the Company sold all of its ACF common shares pursuant to a cash merger in which General Motors acquired all of the outstanding common stock of ACF.  The Company received aggregate cash consideration of $830,600,000 for its shares of ACF common stock, which were acquired at a cost of $425,800,000.

In October 2010, the Company sold STi Prepaid for aggregate consideration of $20,000,000, which is scheduled to be paid over a 26 month period and recognized a pre-tax gain on sale of discontinued operations of $21,100,000.  The buyer is obligated to pay an additional $17,800,000 to the Company; however, the buyer has stopped paying the contractual amounts as they become due and has requested that future payments be deferred.  The Company will recognize future cash payments or other recoveries, if any, when received as gain from discontinued operations.  Although the Company reported a gain on the sale, assuming the buyer pays all amounts due the Company will have lost $65,800,000 in cash on this investment.

In the fourth quarter of 2010, Berkadia’s secured credit facility was amended to increase the size of the credit facility to $1.5 billion, with the Company agreeing to provide the increased funds under the facility.  The additional availability will be used by Berkadia to fund its mortgage origination and servicing activities.  The increase in the size of the credit facility will enable Berkadia to hold new loan originations for a longer period prior to sale, generating interest income in excess of the interest due under the facility.  So long as there is no default under the credit facility, principal repayments will first be applied to the Company’s portion of the outstanding loan and then to Berkshire Hathaway’s portion.  In addition, the Company has the right to direct Berkadia to expedite its sale of loans under its various programs thereby reducing or eliminating the need for the additional funding.  Pursuant to the Company's amended guaranty to Berkshire Hathaway, any losses incurred under the facility will continue to be shared equally by the Company and Berkshire Hathaway.  At December 31, 2010, the Company had loaned $250,000,000 to Berkadia under this facility.

In December 2010, the Company sold to Inmet its remaining 30% equity interest in Las Cruces for aggregate consideration of $576,000,000.  The purchase price was comprised of $150,000,000 of cash and 5,442,413 newly issued common shares of Inmet, which were valued at the market price of the Inmet common shares on the closing date of the transaction.  In addition, the Company was released from its guarantee of $72,000,000 of debt owed by Las Cruces to an affiliate of Inmet.  The Company reported a gain on the sale of $383,400,000 in investment and other income.  Including the 5,600,000 Inmet common shares the Company acquired when it sold Inmet a 70% interest in Las Cruces in 2005, the Company owns a total of 11,042,413 Inmet common shares which are reflected on the Company’s consolidated balance sheet at market value of $862,500,000 at December 31, 2010 (approximately 18% of Inmet’s outstanding common shares).  Pursuant to the rules of the Toronto Stock Exchange, the newly acquired Inmet common shares may not be sold until April 2011.  The Inmet shares have registration rights and may be sold in accordance with applicable securities laws, subject to the restriction for the shares acquired in 2010.

In January 2011, Inmet announced that it had entered into an agreement with Lundin pursuant to which shareholders of Inmet and Lundin will receive new common shares of an amalgamated corporation named Symterra containing all of the assets of both companies.  The Company entered into a voting and support agreement with Lundin pursuant to which it has agreed to vote all of the Inmet common shares it owns in favor of the transaction, subject to customary conditions.  While the voting and support agreement remains in effect the Company will not be able to sell any of the Inmet shares it owns.  The voting and support agreement will terminate if the merger is not completed by June 30, 2011.  Based on the announced terms of the transaction, if it is consummated the Company expects to own approximately 9% of Symterra.  Closing of the transaction is subject to closing conditions that are customary under Canadian law for this type of transaction.

In the fourth quarter of 2010, the Company invested an additional $15,300,000 in Sangart which increased its ownership interest to approximately 93%.  The Company expects to provide Sangart with sufficient capital through the end of 2011, though it is under no obligation to do so.  Thereafter, significant additional funding will be needed for product development and clinical trial activities prior to regulatory approval and commercial launch; the source of such funding has not as yet been determined.

In March 2007, the Board of Directors increased the number of the Company’s common shares that the Company is authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  During the three year period ended December 31, 2010, the only common shares acquired by the Company were in connection with the exercise of stock options.  As of February 17, 2011, the Company is authorized to repurchase 11,992,092 common shares.

The Company and certain of its subsidiaries have substantial NOLs and other tax attributes.  The amount and availability of the NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company’s certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which certain tax benefits may no longer be carried forward.  For more information about the NOLs and other tax attributes, see Note 17 of Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

            As discussed above, the Company relies on the Parent’s available liquidity to meet its short-term and long-term needs, and to make acquisitions of new businesses and investments.  Except as otherwise disclosed herein, the Company’s operating businesses do not generally require material funds from the Parent to support their operating activities, and the Parent does not depend on positive cash flow from its operating segments to meet its liquidity needs.  The components of the Company’s operating businesses and investments change frequently as a result of acquisitions or divestitures, the timing of which is impossible to predict but which often have a material impact on the Company’s consolidated statements of cash flows in any one period.  Further, the timing and amounts of distributions from certain of the Company’s investments in partnerships accounted for under the equity method may be outside the control of the Company.  As a result, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.

Net cash of $431,300,000 was provided by operating activities in 2010 as compared to $133,400,000 of cash used for operating activities in 2009.  The change in operating cash flows reflects proceeds received from the sale of ACF in excess of the cost of the investment in 2010 ($404,700,000), interest paid on the FMG Note in 2010 ($154,900,000, net of withholding taxes), greater income tax payments, lower interest payments and increased distributions of earnings from associated companies.  STi Prepaid's telecommunications operations generated funds from operating activities of $500,000 in 2010 and $3,400,000 in 2009.  ResortQuest’s property management and services operations generated funds from operating activities of $6,300,000 in 2010 and used funds of $900,000 in 2009.  Keen, which became a consolidated subsidiary in November 2009, generated funds of $7,300,000 in 2010 and used funds of $5,400,000 in 2009.  Premier generated funds of $26,500,000 and $21,900,000 in 2010 and 2009, respectively; and the Company’s manufacturing segments generated funds from operating activities of $28,300,000 and $30,300,000 in 2010 and 2009, respectively.  Funds used by Sangart, a development stage company, were $23,800,000 in 2010 and $20,300,000 in 2009.  In 2010, distributions from associated companies principally include ACF, earnings distributed by Berkadia ($29,000,000) and Jefferies ($14,600,000).  Funds provided by operating activities include $11,600,000 and $11,300,000 in 2010 and 2009, respectively, from funds distributed by Empire, a discontinued operation.  In 2009, distributions from associated companies principally include earnings distributed by HFH ShortPLUS Fund L.P. (“Shortplus”) ($14,500,000), Keen ($8,400,000) and Garcadia ($11,100,000).

Net cash of $133,400,000 was used for operating activities in 2009 as compared to $8,700,000 of net cash provided by operating activities in 2008.  The change in operating cash flows reflects decreased funds generated from activity in the trading portfolio and decreased distributions of earnings from associated companies.  STi Prepaid’s telecommunications operations generated funds from operating activities of $3,400,000 in 2009 as compared to $5,900,000 generated in 2008.  The funds used by ResortQuest’s property management and services operations were $900,000 in 2009 and were $7,800,000 in 2008, primarily reflecting reduced receivables; Premier generated funds of $21,900,000 and $13,300,000 in 2009 and 2008, respectively, primarily reflecting increased operating results; Keen used funds of $5,400,000 in the period from acquisition through December 31, 2009; and the Company’s manufacturing segments generated funds from operating activities of $30,300,000 and $36,900,000 in 2009 and 2008, respectively, primarily reflecting decreased operating results.  Funds used by Sangart, a development stage company, decreased to $20,300,000 in 2009 from $35,000,000 in 2008.  In 2009, distributions from associated companies principally include earnings distributed by Shortplus ($14,500,000), Keen ($8,400,000) and Garcadia ($11,100,000).  Funds provided by operating activities include $11,300,000 and $44,900,000 in 2009 and 2008, respectively, from funds distributed by Empire.  In 2008, distributions from associated companies principally include earnings distributed by Shortplus ($50,000,000), JHYH ($4,300,000), Jefferies ($5,500,000), Keen ($16,100,000) and Garcadia ($10,300,000).

Net cash of $208,700,000 and $403,000,000 was used for investing activities in 2010 and 2008, respectively, as compared to net cash flows provided by investing activities of $72,000,000 in 2009.  Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold principally include ResortQuest ($52,100,000), a shopping center ($17,100,000) and STi Prepaid ($(9,800,000)) in 2010.  Investments in associated companies include Berkadia ($292,500,000), Las Cruces ($2,700,000), Jefferies ($18,000,000) and ACF ($7,200,000) in 2010, Las Cruces ($43,300,000), ACF ($13,300,000) and Berkadia ($217,200,000) in 2009 and Jefferies ($396,100,000), ACF ($335,200,000), IFIS Limited (“IFIS”) ($83,900,000), Las Cruces ($56,700,000) and Garcadia ($34,000,000) in 2008.  Capital distributions from associated companies include the cost of the Company’s investment in ACF ($425,800,000), Berkadia ($44,500,000), JHYH ($17,100,000), Wintergreen Partners Fund, L.P. (“Wintergreen”) ($4,400,000), and Garcadia ($8,800,000) in 2010, Keen ($28,300,000), Wintergreen ($39,000,000), Shortplus ($24,900,000) and Starboard Value Opportunity Partners, LP ($11,500,000) in 2009 and Safe Harbor Domestic Partners L.P. ($19,300,000), Keen ($36,000,000), Highland Opportunity Fund, L.P. (“Highland Opportunity”) ($40,000,000), RCG Ambrose, L.P. ($72,900,000) and EagleRock Capital Partners (QP), LP (“EagleRock”) ($12,500,000) in 2008.

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

Net cash of $64,700,000 and $174,800,000 was provided by financing activities in 2010 and 2008, respectively, as compared to net cash used for financing activities of $21,900,000 in 2009.  Issuance of long-term debt primarily reflects the increase in repurchase agreements (discussed below) of $202,500,000, $47,500,000 and $26,100,000 for 2010, 2009 and 2008, respectively.  In addition, issuance of long-term debt includes $2,600,000 and $62,400,000 in 2009 and 2008, respectively, for MB1’s debt obligation.  Reduction of debt for 2010 includes $10,200,000 for repayment of debt by a subsidiary, and $80,900,000 in the aggregate for the buyback of $5,500,000 principal amount of the 7 3/4% Senior Notes, $27,200,000 principal amount of the 7% Senior Notes, $20,000,000 principal amount of the 8 1/8% Senior Notes, $22,000,000 principal amount of the 7 1/8% Senior Notes, and $2,150,000 principal amount of the 8.65% Junior Subordinated Deferrable Interest Debentures.  Reduction of debt for 2009 includes $35,400,000 in the aggregate for the buyback of $35,600,000 principal amount of the 7% Senior Notes and $6,500,000 principal amount of the 8.65% Junior Subordinated Deferrable Interest Debentures.  Reduction of debt in 2008 includes the termination of a capital lease obligation upon the Company’s exercise of its right to purchase corporate aircraft secured by a capital lease ($8,200,000).  Issuance of common shares reflects the exercise of employee stock options for all periods.

Debt due within one year includes $401,100,000 and $198,600,000 at December 31, 2010 and 2009, respectively, relating to repurchase agreements of one of the Company’s subsidiaries.  These fixed rate repurchase agreements have a weighted average interest rate of approximately 0.3%, mature at various dates through February 2011 and are secured by non-current investments with a carrying value of $413,900,000 at December 31, 2010.  These borrowings are used solely to fund a portion of the purchase price of a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  The securities purchased are generally adjustable rate certificates, secured by seasoned pools of securitized, highly rated residential mortgages, and the certificates acquired generally represent all of the certificates issued by the securitization.

Debt due within one year also includes $100,500,000 related to MB1’s debt obligation which, as discussed above, was fully discharged in the first quarter of 2011 for a cash payment of $19,300,000.

During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft, of which $32,900,000 is currently outstanding.  The Parent company has guaranteed this financing.  The borrowing matures in June 2011.

The Company’s senior note indentures contain covenants that restrict its ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries unless, at the time of such incurrence or issuance, the Company meets a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Liens, limit the ability of Material Subsidiaries to incur Funded Debt in certain circumstances, and contain other terms and restrictions all as defined in the senior note indentures.  The Company has the ability to incur substantial additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions.  If the Company is unable to meet the specified ratio, the Company would not be able to issue additional Indebtedness or Preferred Stock, but the Company’s inability to meet the applicable ratio would not result in a default under its senior note indentures.  The senior note indentures do not restrict the payment of dividends.  Certain of the debt instruments of subsidiaries of the Company require that collateral be provided to the lender; principally as a result of such requirements, the assets of subsidiaries which are subject to limitations on transfer of funds to the Company were $489,200,000 at December 31, 2010.

As shown below, at December 31, 2010, the Company’s contractual cash obligations totaled $2,878,200,000.

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Indebtedness, including current maturities	$2,092,200	$543,800	$408,200	$572,700	$567,500
Estimated interest expense on debt	611,500	116,000	216,500	151,300	127,700
Estimated payments related to derivative
financial instruments	700	700	–	–	–
Planned funding of pension and
postretirement obligations	63,000	9,600	53,400	–	–
Operating leases, net of sublease income	62,400	7,000	12,200	10,000	33,200
Asset purchase obligations	16,600	12,900	1,800	1,300	600
Other	31,800	1,900	5,200	5,200	19,500

Total Contractual Cash Obligations	$2,878,200	$691,900	$697,300	$740,500	$748,500

The estimated interest expense on debt includes interest related to variable rate debt which the Company determined using rates in effect at December 31, 2010.  Estimated payments related to a currency swap agreement are based on the currency rate in effect at December 31, 2010.  Amounts related to the Company’s pension liability ($62,800,000) are included in the table in the less than 1 year period ($9,500,000) and the remainder in the 1-3 year period; however, the exact timing of those cash payments is uncertain.  The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $9,300,000 at December 31, 2010; for more information, see Note 17 of Notes to Consolidated Financial Statements.

When the Company sold its former telecommunications subsidiary, WilTel Communications Group, LLC (“WilTel”) in 2005, WilTel’s defined benefit pension plan was not transferred in connection with the sale.  At December 31, 2010, the Company had recorded a liability of $62,800,000 on its consolidated balance sheet for WilTel’s unfunded defined benefit pension plan obligation.  This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts.  Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.

The Company expects to make substantial contributions to the segregated trust account for the WilTel defined benefit pension plan in the future to reduce its plan liabilities and reduce administrative and insurance costs associated with the plan.  The Company expects to contribute $9,500,000 to WilTel’s defined benefit pension plan in 2011.  The tax deductibility of contributions is not a primary consideration, principally due to the availability of the Company’s NOLs to otherwise reduce taxable income.  Other than the expected 2011 contribution, the timing and amount of additional contributions are uncertain.

As of December 31, 2010, certain amounts for the WilTel plan are as follows (dollars in thousands):

Projected benefit obligation	$207,889
Funded status – balance sheet liability at December 31, 2010	62,765
Deferred losses included in other comprehensive income (loss)	68,094
Discount rate used to determine the projected benefit obligation	5.5%

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

This discount rate will be used to determine pension expense in 2011.  Holding all other assumptions constant, a 0.25% change in this discount rate would affect pension expense by $500,000 and the benefit obligation by $7,600,000.

The deferred losses in other comprehensive income (loss) primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates.  Deferred losses are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year; such amount aggregated $32,800,000 at December 31, 2010.  A portion of these excess deferred losses will be amortized to expense during 2011 based on an amortization period of twelve years.

The assumed long-term rates of return on plan assets are based on the investment objectives of the plan, which are more fully discussed in Note 18 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company’s off-balance sheet arrangements consist of guarantees and letters of credit.  Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project.  These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn.  At December 31, 2010, the amount of outstanding bonds was $2,900,000, almost all of which expires in 2011.  Subsidiaries of the Company have outstanding letters of credit aggregating $13,300,000 at December 31, 2010, principally to secure various obligations.  All of these letters of credit expire before 2016.

As discussed above the Company and Berkshire Hathaway have agreed to share equally any losses incurred under Berkadia’s five-year credit facility.  At December 31, 2010, the amount outstanding under the facility was $915,000,000 (of which $250,000,000 was loaned by the Company); accordingly, the Company’s outstanding exposure to losses under the facility was $457,500,000.

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

Income Taxes – The Company records a valuation allowance to reduce its net deferred tax asset to the net amount that is more likely than not to be realized.  If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future the Company were to determine that it would not be able to realize all or part of its recorded net deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  The Company is required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

During the second half of 2008, the Company recorded significant unrealized losses on many of its largest investments, recognized other than temporary impairments for a number of other investments and reported reduced profitability from substantially all of its operating businesses, all of which contributed to the recognition of a pre-tax loss of $859,500,000 in the consolidated statement of operations and a pre-tax loss in other comprehensive income (loss) of $1,579,200,000 for the year ended December 31, 2008.  Additionally, the 2008 losses recognized by the Company resulted in a cumulative loss in total comprehensive income (loss) during the three year period ending December 31, 2008.  In assessing the realizability of the net deferred tax asset at December 31, 2008, the Company concluded that its recent operating loss and the then current economic conditions worldwide be given more weight than its projections of future taxable income during the period that it has NOLs available, and be given more weight than the Company’s long track record of generating taxable income.  As a result, the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance in 2008 by $1,672,100,000 with a corresponding charge to income tax expense.

During 2010, the Company realized significant gains from the sale of certain investments, recorded significant unrealized gains in the fair values of other investments and began to experience modest improvement in the operating results in some business segments.  Additionally, the Company’s cumulative taxable income for recent years became a positive amount, reflecting the realized gains on the sales of ACF and Las Cruces during the fourth quarter of 2010.  With this recent positive evidence the Company gave greater weight to its revised projections of future taxable income, which consider significant unrealized gains in its investment portfolio, and to its long-term historical ability to generate significant amounts of taxable income when assessing the amount of its required valuation allowance.  As a result, the Company was able to conclude that it is more likely than not that it will have future taxable income sufficient to realize a significant portion of the Company’s net deferred tax asset; accordingly, $1,157,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense on December 31, 2010.

The Company’s estimate of future taxable income considered all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each material operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available NOLs (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  At December 31, 2010, the balance of the deferred tax valuation allowance was approximately $109,200,000, principally to reserve for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

One of the Company’s real estate subsidiaries (MB1) has been the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The project is comprised of a retail center with approximately 346,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,500,000 at December 31, 2010, that is collateralized by the real estate.

During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable.  The Company prepared cash flow models and utilized a discounted cash flow technique to determine the fair value of MB1’s real estate.  The most significant assumptions in the Company’s cash flow models were the discount rate (11%) and the capitalization rate used to estimate the selling price of the retail center (9%); these rates were selected based on published reports of market conditions for similar properties.  Based on its evaluation, the Company recorded an impairment charge of $67,800,000 during the second quarter of 2009 (classified as selling, general and other expenses).  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company was under no obligation to provide the funds to MB1 to pay off the loan.

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere with or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver was put in place at the property, foreclosure proceedings commenced and an auction of the property was conducted; however, the Company was informed during the fourth quarter of 2010 that the highest bidder for the property failed to close.  In December 2010, the Company was invited to make a bid for the property, with the condition that a foreclosure sale to the Company must close as soon as possible without any due diligence period, which new bidders for the property would require.  A subsidiary of the Company offered $19,300,000 for the property (including net working capital amounts); the offer was accepted and the foreclosure sale closed on January 7, 2011.

As a result of the failure of the initial buyer to purchase the property and the subsequent sale to the Company in 2011, the Company concluded that the carrying value of the property was further impaired at December 31, 2010; accordingly, the Company recorded an additional impairment charge in 2010 of $47,100,000 to reflect the property at its fair value of $18,100,000.  At closing in 2011, MB1 was released from any remaining liability under the bank loan; accordingly, the remaining balance due after payment of the purchase price ($81,200,000) will be recognized in other income in the first quarter of 2011.  Including the cash paid in the foreclosure sale, the Company’s cumulative net cash investment in this project is $87,700,000.

In addition to the MB1 impairments, during 2010 and 2009, the Company recorded impairment losses on long-lived assets aggregating $3,900,000 and $6,200,000, respectively, classified as selling, general and other expenses.  During 2010, the Company recorded an impairment charge of $2,400,000 for one of its real estate projects, based upon an appraisal and prices for similar assets, reflecting a change in the manner in which the property will be developed and eventually sold.  In the corporate segment, during 2010 the Company recorded an impairment charge of $1,500,000 for one of its corporate aircraft which is expected to be sold during 2011, based on prices for similar assets.

In 2009, the Company recorded impairment charges of $2,600,000 related to its manufacturing segment (primarily Idaho Timber) and $3,600,000 related to its real estate segment.  During 2009, Idaho Timber discontinued remanufacturing of dimension lumber and experienced declining sales of certain specialty wood products at one of its plants, and as a result decided to close the plant.  Idaho Timber evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles.  The carrying values of long-lived assets held and used and intangible assets were written down to their fair values, determined using the present value of expected future cash flows.  The Company wrote down certain real estate properties that are held for sale for which the fair values were primarily based on appraisals or prices for similar assets.  The Company also wrote down a real estate property that under GAAP is considered to be held and used, but which the Company has recently decided to sell.  The Company wrote down this real estate property to fair value primarily using market information for similar assets.

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

Impairment of Securities – Declines in the fair value of equity securities considered to be other than temporary and declines in the fair values of debt securities related to credit losses are reflected in net securities gains (losses) in the consolidated statements of operations.  The Company evaluates its investments for impairment on a quarterly basis.

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

The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three year period ended December 31, 2010 (in thousands):

	2010	2009	2008

Publicly traded securities	$–	$14,400	$99,600
Non-public securities and private equity funds	800	2,200	29,700
Non-agency mortgage-backed bond securitizations	1,700	14,800	14,100
Totals	$2,500	$31,400	$143,400

For the year ended December 31, 2008, impairment charges for publicly traded securities include $23,200,000 related to the Company’s direct investment in Cresud’s American Depository Shares and Cresud warrants.

The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments.

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have an outstanding loan and an outstanding note that meet the accounting definition of a finance receivable at December 31, 2010: the $250,000,000 loan provided under the secured credit facility to its joint venture, Berkadia, and its 13 year unsecured zero-coupon note of FMG, which had a balance of $36,300,000 at December 31, 2010.  The Company exercises judgment in evaluating the credit risk and collectability of these financing receivables.  These assessments were made prior to the inception of the credit exposure and continue to be made at regular intervals.  The various factors that the Company considers in making its assessment are specific to each financing receivable.  These factors include the current and projected financial condition of those companies and their industries, the type and amount of collateral, if any, the Company’s collection experience and the length of time until these financing receivables become due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of December 31, 2010.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes to be relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At December 31, 2010, the book value of goodwill was $8,200,000 and was not impaired when tested.

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

Over 95% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA), which are carried on the balance sheet at their estimated fair value of $831,100,000 at December 31, 2010.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $42,300,000.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

The fair values of the Company’s portfolio of non-agency mortgage-backed bond securitizations, which are primarily determined using an income valuation model to calculate the present value of expected future cash flows, are considered to be Level 3 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period.  As of December 31, 2010, the Company’s accrual for contingent losses was not material.

Results of Operations

Substantially all of the Company’s operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  Poor general economic conditions have reduced the demand for products or services sold by the Company’s operating subsidiaries and/or resulted in reduced pricing for products or services.  Troubled industry sectors, like the residential real estate market, have had an adverse direct impact not only on the Company’s real estate segments, but have also had an adverse indirect impact on some of the Company’s other operating segments, including manufacturing and gaming entertainment.  The discussions below concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

A summary of results of continuing operations for the Company for the three years in the period ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008
Income (loss) from continuing operations before
income taxes and income (losses) related to
associated companies:
Manufacturing:
Idaho Timber	$547	$(12,680)	$769
Conwed Plastics	8,803	11,578	13,985
Oil and Gas Drilling Services	(13,937)	46,738	–
Gaming Entertainment	(2,159)	2,379	975
Domestic Real Estate	(54,935)	(71,298)	(14,695)
Medical Product Development	(25,443)	(23,818)	(36,586)
Other Operations	(17,487)	(26,434)	(34,947)
Corporate	473,614	(167,619)	(301,007)
Total consolidated income (loss) from continuing
operations before income taxes and income
(losses) related to associated companies	369,003	(241,154)	(371,506)

Income (losses) related to associated companies
before income taxes	375,021	805,803	(536,816)
Total consolidated income (loss) from
continuing operations before income taxes	744,024	564,649	(908,322)

Income taxes:
Income (loss) from continuing operations before
income (losses) related to associated companies	1,139,318	(7,108)	(1,672,313)
Associated companies	5,745	(25,567)	(2,252)
Total income taxes	1,145,063	(32,675)	(1,674,565)

Income (loss) from continuing operations	$1,889,087	$531,974	$(2,582,887)

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three years in the period ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008

Revenues and other income	$172,908	$142,709	$235,260

Expenses:
Cost of sales	159,689	140,428	219,206
Salaries and incentive compensation	5,938	5,575	6,397
Depreciation and amortization	4,138	4,317	4,411
Selling, general and other expenses	2,596	5,069	4,477
	172,361	155,389	234,491

Income (loss) before income taxes	$547	$(12,680)	$769

Idaho Timber’s revenues for 2010 increased as compared to 2009; shipment volume and average selling prices increased approximately 3% and 17%, respectively.  Idaho Timber believes that the increase in revenues for 2010 primarily reflects customers replenishing dimension lumber inventory levels during the first half of the year that had been reduced during the recession, an increase in housing starts in the first half of 2010 prior to the expiration of the federal government’s home buyers’ tax credits program, a more balanced supply of lumber in the marketplace relative to demand and an increase in demand for certain of Idaho Timber’s products.  Idaho Timber believes that the abundance of existing homes available for sale in the market and high unemployment will continue to negatively impact housing starts and Idaho Timber’s revenues during 2011.  Until housing starts substantially increase, annual dimension lumber shipping volume may remain flat or could decline.

Idaho Timber’s revenues for 2009 reflected the weak demand resulting from reductions in housing starts and the excess supply of high-grade lumber in the marketplace.  Shipment volume and average selling prices decreased approximately 32% and 9%, respectively, in 2009 as compared to 2008.  Idaho Timber’s revenues for 2009 also reflected the loss of a large home center board customer, which discontinued purchasing pine boards through its vendor managed inventory program effective July 1, 2008.  Revenues from this customer pursuant to this program were $8,000,000 during 2008.  Idaho Timber’s 2008 revenues and other income included $4,200,000 from the settlement of an insurance claim.

Raw material costs, the largest component of cost of sales (approximately 81% of cost of sales), reflect the changes in shipment volume and increased costs for 2010 as compared to 2009.  Raw material cost per thousand board feet increased approximately 15% in 2010 as compared to 2009, which was caused by reduced supply due to increased low-grade lumber exports and greater demand.  Raw material costs declined for 2009 as compared to 2008, principally due to the same market conditions that negatively impacted revenues.  Raw material cost per thousand board feet decreased approximately 9% in 2009 as compared to 2008.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.  Idaho Timber’s spread increased by 29% in 2010 as compared to the prior year; the spread for 2009 was lower than for 2008.  Cost of sales during 2009 also included charges of $1,400,000 to reduce the carrying value of certain timber deed contracts.

Salaries and incentive compensation expense declined in 2009 as compared to 2008 principally due to a decrease in estimated incentive bonus expense.  Selling, general and other expenses for 2009 reflect impairment losses on long-lived assets related to one of Idaho Timber’s plants of $2,100,000.  During 2009, Idaho Timber discontinued remanufacturing of dimension lumber and experienced declining sales of certain specialty wood products at that plant, and as a result decided to close this plant.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three years in the period ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008

Revenues and other income	$87,073	$82,094	$106,004

Expenses:
Cost of sales	64,614	56,539	75,994
Salaries and incentive compensation	6,493	6,740	7,834
Depreciation and amortization	327	318	183
Selling, general and other expenses	6,836	6,919	8,008
	78,270	70,516	92,019

Income before income taxes	$8,803	$11,578	$13,985

Conwed Plastics’ revenues increased in 2010 as compared to 2009 primarily in the erosion control, filtration, consumer products and turf reinforcement markets.  While Conwed Plastics has seen some signs of improved economic conditions in those markets and has benefited from certain new product launches and new uses of its products, its results continue to be negatively impacted by competitive pressures and customers closely managing their inventory.  In addition, while revenues during the first nine months of 2010 increased as compared to 2009 in certain markets related to the housing industry, during the fourth quarter Conwed Plastics’ revenues in those markets declined as compared to 2009.

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

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  During 2010, global demand for raw materials has also resulted in higher prices for polypropylene.  Prices for polypropylene resin increased substantially in 2010 as compared to the prior year, which adversely affected gross margin; prices for polypropylene resin declined in 2009 as compared to 2008.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  Conwed Plastics believes that the increased competition for raw materials by foreign nations will continue to impact raw material costs.  In addition to managing resin purchases, Conwed Plastics has continued to improve its ability to reduce and/or reuse scrap and will seek to further improve its manufacturing processes in order to increase raw material utilization.

Gross margin declined in 2010 as compared to 2009 primarily due to raw material cost increases and greater amortization expense for intangible assets.  Gross margin improved in 2009 as compared to 2008 primarily due to decreased raw material costs and lower labor costs due to headcount reductions.

Pre-tax results for 2009 reflect a decline in salaries and incentive compensation expense as compared to 2008 principally due to a decrease in headcount and a related reduction in estimated incentive bonus expense, and a decline in selling, general and other expenses primarily due to lower professional and legal fees.  Selling, general and other expenses for 2009 also reflect impairment losses on long-lived assets of $400,000.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the year ended December 31, 2010 and for the period from the date of acquisition (November 2009) through December 31, 2009 is as follows (in thousands).  As more fully discussed above, prior to the date of acquisition Keen was accounted for under the equity method of accounting.

	2010	2009

Revenues and other income	$116,560	$60,459

Expenses:
Direct operating expenses	93,281	8,830
Interest	1,234	188
Salaries and incentive compensation	3,406	398
Depreciation and amortization	25,447	3,103
Selling, general and other expenses	7,129	1,202
	130,497	13,721

Income (loss) before income taxes	$(13,937)	$46,738

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and oil, levels of natural gas and oil in storage and the supply of drilling rigs available in the marketplace.  The exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase, which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity, drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  Although Keen’s rig utilization and dayrates increased throughout 2010, its revenues and profitability were adversely impacted by continued low natural gas prices and high levels of natural gas in storage.  The negative impact of lower natural gas prices was partially offset by an increasing proportion of Keen’s customers using its rigs to drill for oil rather than natural gas.  In January 2011, Keen sold its 12 older mechanical rigs; only three of these rigs were operating under contract at the end of the year.  During 2010, these 12 rigs generated revenues of $20,700,000.

Keen’s revenues and profitability during 2009 were adversely affected by the same factors as during 2010, as well as by tight credit markets, which forced many of its customers to make significant reductions in their drilling programs.  Revenues and other income for 2009 also reflect a gain of $49,300,000 resulting from the bargain purchase, as more fully discussed above.

Keen’s results for 2010 also reflect higher costs related to operating and maintaining additional rigs, including increased headcount, wage increases and costs incurred to maintain, repair and make certain of its rigs operational following periods when they were not in use.

Gaming Entertainment

A summary of results of operations for Premier for the three years in the period ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008

Revenues and other income	$114,809	$103,583	$119,090

Expenses:
Direct operating expenses	83,075	79,452	93,987
Interest	244	489	899
Salaries and incentive compensation	2,459	1,977	2,451
Depreciation and amortization	16,657	16,532	16,956
Selling, general and other expenses	14,533	2,754	3,822
	116,968	101,204	118,115

Income (loss) before income taxes	$(2,159)	$2,379	$975

Premier’s gaming revenues for 2010 increased approximately 12% as compared to 2009, while the local gaming market was largely unchanged.  Premier’s gaming revenues for 2009 were essentially flat as compared to 2008, while the local gaming market declined substantially during that period.  Premier implemented new and enhanced customer loyalty programs, which it believes was the primary reason for the growth in its gaming revenues and market share.

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

The increase in direct operating expenses in 2010 as compared to the prior year primarily reflects greater gaming taxes and marketing and promotional costs.  The decrease in direct operating expenses in 2009 as compared to 2008 reflects reductions in workforce and other cost reductions implemented by Premier during the fourth quarter of 2008.

Selling, general and other expenses for 2010 include a loss for the award of $11,200,000, including interest, to the former holders of Premier’s bond debt as a result of a decision by the Bankruptcy Court for the Southern District of Mississippi.  The Premier noteholders had argued that they were entitled to liquidated damages under the indenture governing the notes, and as such were entitled to more than the principal amount of the notes plus accrued interest that was paid to them when Premier emerged from bankruptcy in 2007.  Although the Company did not agree with the position taken by the Premier noteholders, in order to have Premier’s bankruptcy plan confirmed so that Premier could complete reconstruction of its property after Hurricane Katrina and open its business without further delay, Premier funded an escrow account to cover the Premier noteholders’ claim for additional damages in the amount of $13,700,000.  On September 3, 2010, the Bankruptcy Court awarded the Premier noteholders $9,600,000, plus interest at the federal judgment rate in effect on August 10, 2007 from that date until the date of payment, but in no event would the Premier noteholders be entitled to damages in an amount exceeding the amount held in the escrow account.  Any funds remaining in the escrow account after payment of the award are to be returned to Premier.  Premier has filed a notice of appeal of the Bankruptcy Court’s decision; no amounts are expected to be paid from the escrow account while the appeal is pending.  Selling, general and other expenses for 2008 include $1,100,000 of charges relating to Hurricane Gustav, primarily to write off damaged assets, for which there was not an insurance recovery, and a charge of $800,000 to write down certain gaming assets that were not used.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three years in the period ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008

Revenues and other income	$17,075	$30,637	$15,091

Expenses:
Interest	2,034	2,322	4,408
Depreciation and amortization	6,163	8,408	7,607
Other operating expenses, including impairment
charges described below	63,813	91,205	17,771
	72,010	101,935	29,786

Loss before income taxes	$(54,935)	$(71,298)	$(14,695)

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

Revenues and other income for 2009 include real estate sales of $12,400,000; the Company did not have any major real estate sales during 2010 and 2008.  Real estate revenues and other income for 2010 and 2008 include gains of $1,200,000 and $3,700,000, respectively, for the favorable settlement of an insurance claim and a lawsuit.  Real estate revenues and other income also include $1,000,000 and $(4,600,000) for 2009 and 2008, respectively, of income (charges) related to the accounting for the mark-to-market value of an interest rate derivative (which was terminated during the second quarter of 2009) relating to MB1’s debt obligation.

As discussed above, the Company recorded impairment charges and reduced the carrying amount of MB1’s mixed use real estate project located in Myrtle Beach, South Carolina by $67,800,000 in 2009 and $47,100,000 in 2010.  The property was in foreclosure proceedings and in December 2010, the Company was invited to make a bid for the property, with the condition that a foreclosure sale to the Company must close as soon as possible without any due diligence period, which new bidders for the property would require.  A subsidiary of the Company offered $19,300,000 for the property (including net working capital amounts); the offer was accepted and the foreclosure sale closed on January 7, 2011.  At closing in 2011, MB1 was released from any remaining liability under its bank loan; accordingly, the remaining balance due after payment of the purchase price ($81,200,000) will be recognized in other income in the first quarter of 2011.

Other operating expenses also include an impairment charge in 2010 of $2,400,000 for one of its real estate projects and, in 2009, impairment charges aggregating $3,600,000 for certain other real estate properties, a charge of $1,400,000 representing the net book value of land and buildings that was contributed to a local municipality and $1,800,000 for the periodic net settlement amount for the interest rate derivative.  Other operating expenses for 2008 include an impairment charge of $1,300,000 for certain real estate properties held for sale.

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

Medical Product Development

A summary of results of operations for Sangart for the three years in the period ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008

Revenues and other income	$123	$5,147	$654

Expenses:
Salaries and incentive compensation	9,710	9,641	13,058
Depreciation and amortization	870	836	756
Selling, general and other expenses	14,986	18,488	23,426
	25,566	28,965	37,240

Loss before income taxes	$(25,443)	$(23,818)	$(36,586)

Revenues and other income for 2009 include $5,000,000 of insurance proceeds received upon the death of Sangart’s former chief executive officer.  Sangart’s losses reflect research and development costs (which are included in selling, general and other expenses) of $5,400,000, $3,500,000 and $13,900,000 for the years ended December 31, 2010, 2009 and 2008, respectively (including acquired research and development of $2,100,000 for 2008, which was expensed under prior GAAP).  Research and development costs increased in 2010 as compared to 2009 primarily due to the completion of the Phase II proof of concept clinical trial and preparation for a larger Phase II clinical study of MP4OX in trauma patients.  Research and development costs declined in 2009 as compared to 2008 primarily due to the completion during 2008 of two Phase III clinical trials relating to a possible use of MP4OX that Sangart subsequently decided not to pursue.

Selling, general and other expenses for 2010 and 2009 also include $300,000 and $3,100,000, respectively, of charges related to share-based awards previously granted to a former officer (such charges were included in salaries and compensation expense in prior periods during the course of his employment).  During the fourth quarter of 2010, the fair value of these share-based awards declined; accordingly, Sangart reduced the liability and credited selling, general and other expenses by $4,300,000.  In addition, selling, general and other expenses in 2010 reflect $900,000 of lower professional fees and $700,000 of decreased costs for severance and $700,000 of greater royalty expense than for 2009.  Selling, general and other expenses for 2009 included $1,900,000 of charges for manufacturing facility design costs that Sangart did not expect to use.  Selling, general and other expenses for 2009 also reflected $1,600,000 of greater royalty expenses; $700,000 of increased professional fees; and $800,000 of lower severance costs than for 2008.  The decrease in salaries and incentive compensation expense in 2009 as compared to 2008 principally reflected headcount reductions.  Salaries and incentive compensation expense for 2008 also included share-based compensation expense for the former officer during the course of his employment.

Sangart is a development stage company that does not have any revenues from product sales.  During 2010, Sangart completed a Phase II proof of concept clinical trial of MP4OX in trauma patients.  The study results were considered to be successful and would support the conduct of a larger Phase II clinical study in trauma patients, which could begin in the first half of 2011.  If this larger Phase II study were to be successful, Sangart would have to conduct Phase III clinical studies in trauma patients.  The Phase II and Phase III studies would take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.  Sangart is also exploring the application of the MP4 technology in additional therapeutic areas.  The Company is unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three years in the period ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008

Revenues and other income	$67,119	$51,764	$56,763

Expenses:
Interest	12	31	39
Salaries and incentive compensation	8,445	8,339	11,514
Depreciation and amortization	4,094	4,840	5,366
Selling, general and other expenses	72,055	64,988	74,791
	84,606	78,198	91,710

Loss before income taxes	$(17,487)	$(26,434)	$(34,947)
Other income for 2010 includes $11,100,000 with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  The change in revenues and other income for 2010 also reflects $2,800,000 of increased revenues at the winery operations.  Revenues and other income for 2009 reflect $3,900,000 less income as compared to 2008 from purchased delinquent credit card receivables.

Salaries and incentive compensation declined during 2009 primarily due to workforce and compensation reductions and lower estimated incentive bonus expense.  Selling, general and other expenses include $26,800,000, $23,500,000 and $30,800,000 for 2010, 2009 and 2008, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses for 2010 also reflect $4,300,000 for other operations’ portion of a settlement charge in connection with the termination and settlement of the Company’s frozen defined benefit pension plan, and a $3,000,000 charge for a settlement with certain insurance companies.  Selling, general and other expenses also include charges of $1,500,000 and $4,700,000 for 2010 and 2009, respectively, at the winery operations to reduce the carrying amount of wine inventory.  The change in selling, general and other expenses for 2010 as compared to 2009 also reflects $2,100,000 of greater costs at the winery operations and $1,400,000 of lower costs related to purchased delinquent credit card receivables.  Selling, general and other expenses for 2008 include a loss from asset disposals and write-downs of $5,200,000.

Corporate

A summary of results of operations for corporate for the three years in the period ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008

Revenues and other income (including net
securities gains (losses))	$744,337	$98,815	$(42,322)

Expenses:
Interest	121,285	125,724	140,002
Salaries and incentive compensation	60,464	45,659	26,395
Depreciation and amortization	20,979	18,441	12,903
Selling, general and other expenses	67,995	76,610	79,385
	270,723	266,434	258,685

Income (loss) before income taxes	$473,614	$(167,619)	$(301,007)

Net securities gains (losses) for Corporate aggregated $179,500,000, $(21,100,000) and $(144,500,000) for the years ended December 31, 2010, 2009 and 2008, respectively.  Net securities gains (losses) for 2010 include a gain of $66,200,000 from the sale of the Company’s investment in LPH for cash consideration of $85,000,000 and a gain of $94,900,000 from the sale of 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000.  Net securities gains (losses) are net of impairment charges of $2,500,000, $31,400,000 and $143,400,000 during 2010, 2009 and 2008, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Other income, which increased $450,000,000 in 2010 as compared to 2009 and $40,900,000 in 2009 as compared to 2008, includes a gain on the sale of Las Cruces during 2010 of $383,400,000, as discussed above, and $149,300,000, $66,100,000 and $40,500,000 for 2010, 2009 and 2008, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project, which commenced production in May 2008.  Depreciation and amortization expenses include prepaid mining interest amortization of $9,900,000, $7,300,000 and $2,800,000 for 2010, 2009 and 2008, respectively, which is being amortized over time in proportion to the amount of ore produced.  Other income for 2010 and 2009 also includes gains for legal settlements of $2,100,000 and $10,500,000, respectively, and for 2009 gains of $6,700,000 on the repurchase of certain of the Company’s debt securities.  Investment income declined $5,100,000 in 2010 as compared to 2009 and declined $23,200,000 in 2009 as compared to 2008 principally due to lower interest rates, and during 2009 a lower amount of fixed income securities than the prior year.  Investment and other income also reflects income (charges) of $1,400,000, $1,300,000 and $(1,800,000) for 2010, 2009 and 2008, respectively, related to the accounting for mark-to-market values of Corporate derivatives.  Investment and other income in 2008 includes $2,500,000 of foreign exchange gains.

The decrease in interest expense for 2010 as compared to the prior year primarily reflects decreased interest expense as a result of conversions of certain of the 3¾% Convertible Senior Subordinated Notes during 2009 and, as discussed above, repurchases of certain of the Company’s debt securities during 2010 and 2009.  The decrease in interest expense for 2009 as compared to 2008 primarily reflects decreased interest expense related to conversions of the 3¾% Convertible Senior Subordinated Notes in 2009 and 2008, repurchases of the 7% Senior Notes and decreased interest expense related to the fixed rate repurchase agreements.

The change in salaries and incentive compensation for 2010 as compared to 2009 reflects greater accrued incentive bonus expense of $22,300,000, of which $5,600,000 related to the Company’s Senior Executive Annual Incentive Bonus Plan, and lower share-based compensation expense.  Salaries and incentive compensation expense increased in 2009 as compared to the prior year principally due to greater accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan of $18,000,000.  Bonus accruals under this plan are based on a percentage of pre-tax profits as defined in the plan.  Other Corporate incentive bonuses are discretionary and not determined based on any mathematical formula.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $4,100,000, $10,900,000 and $9,600,000 in 2010, 2009 and 2008, respectively.  Share-based compensation expense declined for 2010 as compared to 2009 due to the warrants previously granted under the Company’s senior executive warrant plan becoming fully vested.

Selling, general and other expenses for 2010 include $8,400,000 for Corporate’s portion of the defined benefit pension plan settlement charge, $5,100,000 of expenses related to the repurchase of certain of the Company’s debt securities, $3,400,000 of costs for the investigation of investment opportunities and an impairment charge of $1,500,000 for a corporate aircraft.  The change in selling, general and other expenses during 2010 as compared to 2009 also reflects $28,300,000 of expenses incurred during 2009 related to the induced conversion of certain of the 3¾% Convertible Senior Subordinated Notes and higher corporate aircraft expense of $1,800,000 during 2010.  The decrease in selling, general and other expenses in 2009 as compared to 2008 principally reflects lower legal and other professional fees of $7,100,000, lower corporate aircraft expense of $5,100,000, primarily resulting from less usage and lower fuel costs, and lower severance expense of $4,700,000.  Selling, general and other expenses for 2009 also reflect an increase as compared to 2008 of $12,100,000 for expenses incurred relating to the induced conversion of the Company’s 3¾% Convertible Senior Subordinated Notes and $2,600,000 of greater pension expense.

As discussed above, the income tax provision for 2010 reflects a credit of $1,157,100,000 as a result of the reversal of a portion of the valuation allowance for the net deferred tax asset.  The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize a substantial portion of the net deferred tax asset.  The tax provision for 2010 also includes state and foreign income taxes, including withholding taxes on the FMG Note interest of $14,900,000.

As of December 31, 2009, the Company had a full valuation allowance against its net federal deferred tax asset, including its available NOLs.  As a result, the Company did not record any regular federal income tax expense for the year ended December 31, 2009.  However, the Company has material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the year ended December 31, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $22,700,000 and $11,600,000 in accumulated other comprehensive income and income related to associated companies, respectively.  In addition, income tax expense for the year ended December 31, 2009 includes state and foreign income taxes, including withholding taxes on the FMG Note interest of $10,700,000.

The Worker, Homeownership, and Business Assistance Act of 2009 provided taxpayers a special election for extended net operating loss carryback benefits, and with respect to any net operating loss for which the election was made, eliminated the limitation that applies to using the NOL to reduce alternative minimum taxable income.  In 2010, the Internal Revenue Service provided additional guidance with respect to application of the law, and the Company made the election with respect to its 2008 NOL.  As a result, approximately $2,628,000,000 of the NOLs referred to above can be used to fully offset federal minimum taxable income (a potential savings of $52,600,000 of future federal minimum taxes), and no federal regular or minimum income tax would be payable on such income.  During 2010, the Company reversed deferred federal minimum tax liabilities which had been recorded in prior periods of $11,600,000 to income related to associated companies and $22,700,000 to accumulated other comprehensive income.

As more fully discussed above, during 2008 the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense.

The income tax provision reflects the reversal of tax reserves aggregating $600,000, $2,000,000 and $4,100,000 for the years ended December 31, 2010, 2009 and 2008, respectively, as a result of the expiration of the applicable statute of limitations and the favorable resolution of various state and federal income tax contingencies.

Associated Companies

Income (losses) related to associated companies includes the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

ACF	$183,600	$376,500	$(155,300)
Jefferies	157,900	469,800	(105,700)
Berkadia	16,200	20,800	–
Garcadia	14,400	(25,700)	3,300
JHYH	20,100	37,200	(69,100)
HomeFed	1,100	900	(3,100)
Keen	–	(45,500)	24,900
IFIS	–	(1,900)	(71,700)
Pershing Square	3,000	(3,200)	(77,700)
Shortplus	–	(400)	10,500
Highland Opportunity	–	–	(17,200)
Wintergreen	–	1,100	(32,600)
EagleRock	–	–	(19,000)
Las Cruces	(16,200)	1,000	(5,900)
Other	(5,100)	(24,800)	(18,200)
Income (losses) related to associated
companies before income taxes	375,000	805,800	(536,800)
Income tax (expense) benefit	5,800	(25,600)	(2,300)
Income (losses) related to associated
companies, net of taxes	$380,800	$780,200	$(539,100)

As discussed above, the Company elected the fair value option to account for its investments in Jefferies and ACF, with changes in market values reflected directly in earnings.  The unrealized gain on ACF was realized when it was sold in 2010.

Berkadia acquired its commercial mortgage origination and servicing business pursuant to an Asset Put Agreement (“APA”) entered into between Berkadia and the seller in September 2009.  The seller paid Berkadia $40,000,000 for the right to require Berkadia to purchase the business pursuant to the terms of the APA.  The seller subsequently filed for bankruptcy protection under chapter 11 of title 11 of the United States Bankruptcy Code and exercised the put option.  Although there were other parties interested in purchasing portions of the commercial mortgage origination and servicing business, Berkadia’s offer was the only offer for the entire business, which eliminated the seller’s risk of disposing of the remaining business.  In addition, Berkadia’s offer included a provision to hire the employees operating the business, thereby saving the seller material employment related expenses.

Berkadia applied the acquisition method to account for the purchase and recorded the assets and liabilities acquired at fair value, which were principally mortgage servicing rights, mortgage loans and servicer advances.  The fair values of the net assets acquired exceeded the amount paid, principally due to the amount received as a put premium and the reasons identified above.  The excess was treated as a bargain purchase and recognized as a gain on the date of acquisition.  The Company’s share of the bargain purchase gain was $24,400,000, which is reflected in the table in 2009.

As discussed above, the Company’s equity in losses of Garcadia for 2009 includes impairment charges for goodwill and other intangible assets aggregating $32,300,000.

The Company owns approximately 31.4% of HomeFed, a California real estate development company, which it acquired in 2002.  The Company’s share of HomeFed’s reported earnings fluctuates with the level of real estate sales activity at HomeFed’s development projects.

As discussed above, the Company’s equity in losses of Keen includes impairment charges of $36,500,000 in 2009.  Keen became a consolidated subsidiary in November 2009.

As discussed above, the Company’s equity in losses of IFIS for 2008 includes an impairment charge of $63,300,000.  In January 2009, IFIS raised a significant amount of new equity in a rights offering in which the Company did not participate.  As a result, the Company’s ownership interest in IFIS was reduced to 8% and the Company no longer applies the equity method of accounting for this investment.

The stated objective of Pershing Square was to create capital appreciation by investing in Target Corporation.  Losses recorded by Pershing Square principally resulted from a decline in the market value of Target Corporation’s common stock.  During 2010, the Company redeemed its interest in Pershing Square by transferring its equity into a larger, more diversified investment partnership managed by the same manager.  The Company’s percentage ownership interest in this larger investment partnership is much smaller and does not qualify for the equity method of accounting.

Shortplus, Highland Opportunity, Wintergreen and EagleRock are investment partnerships or limited liability corporations whose investment decisions are at the sole discretion of their respective general partners or managing members.  These entities invest in a variety of debt and equity securities.  The Company has redeemed its interests in these entities.

As discussed above, the Company’s equity investment in Las Cruces was sold in 2010.

Discontinued Operations

Domestic Real Estate

As discussed above, in August 2010 the Company sold its operating retail shopping center in Long Island, New York and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,500,000.  Historical operating results for this business were not material.

Property Management and Services

As discussed above, in September 2010 the Company sold ResortQuest, recognized a pre-tax and after tax gain on sale of discontinued operations of $35,400,000 and classified its historical operating results as a discontinued operation.  Pre-tax income (losses) of ResortQuest were $13,600,000 and $(2,800,000) for the years ended December 31, 2010 and 2008, respectively, and were not material in 2009.

Telecommunications

As discussed above, in October 2010 the Company sold STi Prepaid, recognized a pre-tax and after-tax gain on sale of discontinued operations of $21,100,000 and classified its historical operating results as a discontinued operation.  Pre-tax income of STi Prepaid was $1,900,000, $400,000 and $11,900,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Operations

In 2010 the Company classified its power production business that burns waste biomass to produce electricity as a held for sale discontinued operation and recorded a charge of $25,300,000 to reduce the carrying amount of the business to its fair value.  Pre-tax losses of this business, including the impairment charge, were $36,900,000, $10,300,000 and $5,500,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other

As discussed above, during the years ended December 31, 2010, 2009 and 2008, the Company received distributions of $11,600,000, $11,300,000 and $44,900,000, respectively, from Empire, a subsidiary of the Company that had been classified as a discontinued operation in 2001 and fully written-off.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.

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

The Company’s investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in equity.  Included in the Company’s available for sale investment portfolio are fixed income securities, which comprised approximately 31% of the Company’s total investment portfolio at December 31, 2010.  These fixed income securities are primarily rated “investment grade” or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises.  The estimated weighted average remaining life of these fixed income securities was approximately 3.1 years at December 31, 2010.  The Company’s fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  At December 31, 2009, fixed income securities comprised approximately 22% of the Company’s total investment portfolio and had an estimated weighted average remaining life of 2.7 years.

Also included in the Company’s available for sale investment portfolio are equity securities, which are recorded on the balance sheet at an aggregate fair value of $2,642,600,000 (aggregate cost of $776,900,000) and which comprised approximately 64% of the Company’s total investment portfolio at December 31, 2010.  The majority of this amount consists of two publicly traded securities; the investment in Fortescue common shares, which is carried at fair value of $1,659,600,000, and the investment in Inmet, which is carried at fair value of $862,500,000.  The Company evaluates its investments for impairment on a quarterly basis.

The Company is also subject to price risk related to its investment in Jefferies for which it has elected the fair value option.  At December 31, 2010, this investment is classified as an investment in associated companies and carried at a fair value of $1,314,200,000.

The Company is subject to interest rate risk on its long-term fixed interest rate debt.  Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.

The following table provides information about the Company’s financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates.  For investment securities and debt obligations, the table presents principal cash flows by expected maturity dates.  For the variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date.  Included in variable interest rate borrowings is the MB1 debt whose fair value is the amount paid by the Company’s subsidiary for the property in the foreclosure sale, as discussed above.  For securities and liabilities with contractual maturities, the table presents contractual principal cash flows adjusted for the Company’s historical experience and prepayments of mortgage-backed securities.

For additional information, see Notes 6, 13 and 22 of Notes to Consolidated Financial Statements.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government and agencies	$248,479	$1,163	$861	$663	$512	$3,055	$254,733	$254,733
Weighted-Average Interest Rate	.13%	4.64%	4.54%	4.42%	4.31%	3.77%
U.S. Government- Sponsored Enterprises	$128,810	$106,511	$86,664	$71,955	$60,605	$368,838	$823,383	$823,383
Weighted-Average Interest Rate	3.21%	3.12%	3.04%	2.98%	2.92%	2.80%
Other Fixed Maturities:
Rated Investment Grade	$59,223	$47,064	$20,837	$785	$7,541	$2,465	$137,915	$137,915
Weighted-Average Interest Rate	2.86%	2.08%	1.86%	5.37%	5.02%	5.41%
Rated Less Than Investment Grade/Not Rated	$9,044	$18,005	$20,941	$11,107	$2,093	$-	$61,190	$61,190
Weighted-Average Interest Rate	6.01%	5.26%	7.12%	7.75%	8.25%	-

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$410,346	$633	$407,378	$98,104	$480,029	$567,554	$1,964,044	$2,087,980
Weighted-Average Interest Rate	.39%	3.39%	7.33%	7.59%	7.65%	8.50%
Variable Interest Rate Borrowings	$51,004	$22	$-	$-	$-	$-	$51,026	$51,026
Weighted-Average Interest Rate	3.84%	4.80%	-	-	-	-

Rate Sensitive Derivative Financial Instruments:

Pay Fixed/Receive Variable
Interest Rate Swap	$32,881	$-	$-	$-	$-	$-	$32,881	$(535)
Average Pay Rate	5.01%	-	-	-	-	-
Average Receive Rate	.83%	-	-	-	-	-

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.	Other Information.

Not applicable.
PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.

The information to be included under the caption “Election of Directors”, “Information Concerning the Board and Board Committees”, “Executive Compensation – Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” in the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2011 annual meeting of shareholders of the Company (the “Proxy Statement”) is incorporated herein by reference.  In addition, reference is made to Item 10 in Part I of this Report.

Item 11.	Executive Compensation.

The information to be included under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information to be included under the caption “Information on Stock Ownership” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information to be included under the captions “Director Independence”, and “Certain Relationships and Related Person Transactions” under the heading “Information Concerning The Board of Directors and Board Committees” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information to be included under the caption “Independent Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)(1)(2)     Financial Statements and Schedule.

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheets at December 31, 2010 and 2009	F-2
Consolidated Statements of Operations for the years ended December 31, 2010,
2009 and 2008	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2010,
2009 and 2008	F-5
Consolidated Statements of Changes in Equity for the years ended
December 31, 2010, 2009 and 2008	F-7
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	F-53

(3)	Executive Compensation Plans and Arrangements. See Item 15(b) below for a complete list of Exhibits to this Report.

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

3.7	Certificate of Amendment of the Certificate of Incorporation dated as of May 23, 2007 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-143770)).*

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

10.1	1999 Stock Option Plan as Amended and Restated (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-169377)).*

10.2	Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.4 to the Company’s 2004 10-K).*

10.3	Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).*

10.4	Services Agreement, dated as of January 1, 2004, between the Company and Ian M. Cumming (filed as Exhibit 10.37 to the 2005 10-K).*

10.5	Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).*

10.6	Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan, as amended May 16, 2006 (filed as Annex A to the 2006 Proxy Statement).*

10.7	Employment Agreement made as of June 30, 2005 by and between the Company and Ian M. Cumming (filed as Exhibit 99.1 to the July 13, 2005 8-K).*

10.8	Employment Agreement made as of June 30, 2005 by and between the Company and Joseph S. Steinberg (filed as Exhibit 99.2 to the July 13, 2005 8-K).*

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

10.30
First Amendment to Deferred Compensation and Salary Continuation Agreement, dated May 24, 1996 by and between the Company, as successor to Terracor, and Ian M. Cumming (filed as Exhibit 10.2 to the 1st Quarter 2009 10-Q).*

10.31
Asset Put Agreement, dated September 2, 2009, among Berkadia III, LLC, Capmark Financial Group, Inc., Capmark Finance Inc. and Capmark Capital Inc., and solely with respect to Sections 2.5, 10.5, 10.7, 10.11, 10.16 and 10.17, Berkshire Hathaway Inc. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 12, 2010).*

10.32
Guaranty, dated as of December 10, 2009, by Leucadia National Corporation in favor of BH Finance LLC, in its own capacity as the lender under the Credit Agreement, dated as of December 10, 2009, among Berkadia Commercial Mortgage LLC and BH Finance LLC, and on behalf of each of the other Secured Parties under (and as defined in) the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009).*

10.33	Form of Letter Agreement, dated March 1, 2010, between the Corporation and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2010).*

10.34	Form of Letter Agreement, dated June 22, 2010, between the Corporation and Thomas E. Mara/Joseph A. Orlando (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2010).*

10.35
Form of Shareholder Support and Voting Agreement dated as of July 21, 2010, among General Motors Holdings LLC, Goalie Texas Holdco Inc., Leucadia National Corporation, Phlcorp, Inc., Baldwin Enterprises, Inc., BEI Arch Holdings, LLC and BEI-Longhorn, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2010).*

10.36
Amendment No. 1 to Credit Agreement dated as of October 29, 2010 among Berkadia Commercial Mortgage LLC, BH Finance LLC and Baldwin Enterprises, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.37	Participation Agreement dated as of October 29, 2010 between Baldwin Enterprises, Inc. and BH Finance LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.38
Amendment No. 1 to Guaranty dated as of October 29, 2010 made by Leucadia National Corporation in favor of BH Finance LLC in its own capacity as a lender under the Credit Agreement referred to therein and on behalf of each of the other Secured Parties under the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.39
Share Purchase Agreement dated November 29, 2010, among Leucadia National Corporation, MK Resources LLC and Inmet Mining Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2010).*

10.40
Note Purchase Agreement dated November 29, 2010, among Leucadia National Corporation, Inmet Mining Corporation and Inmet Finance Company SARL (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2010).*

10.41
Form of Registration Rights Agreement by and among Inmet Mining Corporation and the Investors Named Herein dated as of August 22, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2010).*

10.42	Information Concerning Executive Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2011).*

21	Subsidiaries of the registrant.

23.1
Consent of PricewaterhouseCoopers LLP, with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-169379).

23.2
Consent of independent auditors from Deloitte & Touche LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of AmeriCredit Corp. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-169379).

23.3
Consent of independent auditors from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group, Inc. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-169379).

23.4
Consent of independent auditors from Deloitte & Touche LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group, Inc. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-169379).

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

101
Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Notes to Consolidated Financial Statements and (vi) Financial Statement Schedule II – Valuation and Qualifying Accounts.

(c)	Financial statement schedules.

(1)	AmeriCredit Corp. financial statements as of and for the years ended June 30, 2010, 2009 and 2008.

(2)
Jefferies Group, Inc. financial statements as of and for the eleven month period ended November 30, 2010, and as of December 31, 2009, and for each of the years in the two-year period ended December 31, 2009.

____________________________

*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leucadia National Corporation

Date: February 24, 2011	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

February 24, 2011	By:	/s/ Ian M. Cumming	Chairman of the Board
		Ian M. Cumming	(Principal Executive Officer)

February 24, 2011	By:	/s/ Joseph S. Steinberg	President and Director
		Joseph S. Steinberg	(Principal Executive Officer)

February 24, 2011	By:	/s/ Joseph A. Orlando	Vice President and Chief Financial Officer
		Joseph A. Orlando	(Principal Financial Officer)

February 24, 2011	By:	/s/ Barbara L. Lowenthal	Vice President and Comptroller
		Barbara L. Lowenthal	(Principal Accounting Officer)

February 24, 2011	By:	/s/ Paul M. Dougan	Director
Paul M. Dougan

February 24, 2011	By:	/s/ Alan J. Hirschfield	Director
Alan J. Hirschfield

February 24, 2011	By:	/s/ James E. Jordan	Director
James E. Jordan

February 24, 2011	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

February 24, 2011	By:	/s/ Jesse Clyde Nichols, III	Director
Jesse Clyde Nichols, III

February 24, 2011	By:	/s/ Michael Sorkin	Director
Michael Sorkin

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Leucadia National Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)(2) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 24, 2011

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in thousands, except par value)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$441,340	$130,475
Investments	264,572	84,707
Trade, notes and other receivables, net	150,328	163,863
Prepaids and other current assets	129,350	92,747
Current assets of discontinued operations	–	79,682
Total current assets	985,590	551,474
Non-current investments ($413,858 and $210,364 collateralizing current liabilities)	3,832,659	2,128,238
Intangible assets, net and goodwill	42,636	51,224
Deferred tax asset, net	1,175,558	–
Other assets	452,321	526,057
Property, equipment and leasehold improvements, net	587,371	657,898
Investments in associated companies ($1,314,227 and $1,792,683 measured
using fair value option)	2,274,163	2,764,885
Non-current assets of discontinued operations	–	82,588

Total	$9,350,298	$6,762,364

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$176,592	$144,483
Other current liabilities	27,468	31,960
Securities sold under agreements to repurchase	401,121	198,582
Debt due within one year	142,659	114,010
Current liabilities of discontinued operations	–	135,946
Total current liabilities	747,840	624,981
Other non-current liabilities	90,608	102,298
Long-term debt	1,548,469	1,657,779
Non-current liabilities of discontinued operations	–	2,809
Total liabilities	2,386,917	2,387,867

Commitments and contingencies

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 243,808,147 and 243,288,154 shares issued and
outstanding, after deducting 47,525,707 and 47,524,960 shares
held in treasury	243,808	243,288
Additional paid-in capital	1,542,964	1,529,064
Accumulated other comprehensive income	1,687,363	985,032
Retained earnings	3,482,623	1,604,263
Total Leucadia National Corporation shareholders’ equity	6,956,758	4,361,647
Noncontrolling interest	6,623	12,850
Total equity	6,963,381	4,374,497

Total	$9,350,298	$6,762,364

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008

REVENUES AND OTHER INCOME:
Manufacturing	$259,841	$224,460	$336,833
Oil and gas drilling services	116,542	11,102	–
Gaming entertainment	114,763	103,495	105,842
Investment and other income	649,364	257,257	192,412
Net securities gains (losses)	179,494	(21,106)	(144,547)
	1,320,004	575,208	490,540

EXPENSES:
Manufacturing cost of sales	224,303	196,967	295,200
Direct operating expenses:
Oil and gas drilling services	93,281	8,830	–
Gaming entertainment	83,075	79,452	93,987
Interest	124,809	128,754	145,348
Salaries and incentive compensation	98,433	79,837	71,838
Depreciation and amortization	78,675	56,795	48,182
Selling, general and other expenses	248,425	265,727	207,491
	951,001	816,362	862,046
Income (loss) from continuing operations before income taxes
and income (losses) related to associated companies	369,003	(241,154)	(371,506)
Income tax provision (benefit):
Current	17,793	7,108	255
Deferred	(1,157,111)	–	1,672,058
	(1,139,318)	7,108	1,672,313
Income (loss) from continuing operations before income (losses)
related to associated companies	1,508,321	(248,262)	(2,043,819)
Income (losses) related to associated companies, net of income tax
provision (benefit) of $(5,745), $25,567 and $2,252	380,766	780,236	(539,068)
Income (loss) from continuing operations	1,889,087	531,974	(2,582,887)
Income (loss) from discontinued operations, net of income tax
provision of $0, $35, and $1,362	(9,848)	16,621	47,093
Gain (loss) on disposal of discontinued operations, net of income
tax provision of $0 in all periods	60,997	–	(1,018)
Net income (loss)	1,940,236	548,595	(2,536,812)
Net (income) loss attributable to the noncontrolling interest	(924)	1,685	1,387
Net income (loss) attributable to Leucadia National
Corporation common shareholders	$1,939,312	$550,280	$(2,535,425)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, continued
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008

Basic earnings (loss) per common share attributable to Leucadia
National Corporation common shareholders:
Income (loss) from continuing operations	$7.77	$2.21	$(11.20)
Income (loss) from discontinued operations	(.04)	.07	.20
Gain (loss) on disposal of discontinued operations	.24	–	–
Net income (loss)	$7.97	$2.28	$(11.00)

Diluted earnings (loss) per common share attributable to Leucadia
National Corporation common shareholders:
Income (loss) from continuing operations	$7.66	$2.18	$(11.20)
Income (loss) from discontinued operations	(.04)	.07	.20
Gain (loss) on disposal of discontinued operations	.23	–	–
Net income (loss)	$7.85	$2.25	$(11.00)

Amounts attributable to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations, net of taxes	$1,891,352	$533,659	$(2,581,500)
Income (loss) from discontinued operations, net of taxes	(9,848)	16,621	47,093
Gain (loss) on disposal of discontinued operations, net of taxes	57,808	–	(1,018)
Net income (loss)	$1,939,312	$550,280	$(2,535,425)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(In thousands)
	2010	2009	2008

Net cash flows from operating activities:
Net income (loss)	$1,940,236	$548,595	$(2,536,812)
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operations:
Deferred income tax provision (benefit)	(1,166,417)	19,612	1,672,063
Depreciation and amortization of property, equipment and leasehold improvements	78,975	61,946	56,060
Other amortization	25,755	24,431	16,223
Share-based compensation	4,260	11,106	12,183
Excess tax benefit from exercise of stock options	(189)	(15)	(1,828)
Provision for doubtful accounts	3,003	2,615	2,386
Net securities (gains) losses	(179,494)	21,106	144,542
(Income) losses related to associated companies	(375,021)	(805,803)	536,816
Distributions from associated companies	454,094	36,692	87,211
Net (gains) losses related to real estate, property and equipment, and other assets	(320,274)	46,074	(29,244)
Income related to Fortescue’s Pilbara project, net of proceeds received	22,887	(66,079)	(40,467)
Bargain purchase gain related to Keen	–	(49,345)	–
Common shares received in connection with lawsuit resolution	–	(15,222)	–
(Gain) loss on buyback of debt	5,138	(6,693)	–
Loss on debt conversion	–	25,990	16,239
(Gain) loss on disposal of discontinued operations	(60,997)	–	1,018
Losses related to litigation	14,099	–	–
Pension plan settlement charge	12,728	–	–
Investments classified as trading, net	–	(1,132)	90,929
Net change in:
Restricted cash	(473)	(115)	3,321
Trade, notes and other receivables	(11,496)	14,222	6,445
Prepaids and other assets	(3,470)	11,679	3,838
Trade payables and expense accruals	36,608	(13,778)	(19,228)
Other liabilities	(29,603)	358	(3,836)
Deferred revenue	(16,972)	(16,670)	(10,594)
Income taxes payable	(466)	17,462	713
Other	(1,645)	(434)	768
Net cash provided by (used for) operating activities	431,266	(133,398)	8,746

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(44,344)	(23,566)	(76,066)
Acquisitions of and capital expenditures for real estate investments	(8,173)	(10,095)	(108,082)
Proceeds from disposals of real estate, property and equipment, and other assets	155,961	26,158	13,106
Proceeds from (payments related to) disposal of discontinued operations,
net of expenses and cash of operations sold	59,380	–	(1,018)
Acquisitions, net of cash acquired	(11,261)	(3,134)	(20,659)
Proceeds from lawsuits and other settlements	3,565	9,500	–
Collection of insurance proceeds	–	272	15,289
Advances on notes and other receivables	(8,595)	(4,172)	(18,119)
Collections on notes, loans and other receivables	22,062	28,835	35,242
Investments in associated companies	(322,730)	(282,271)	(955,633)
Capital distributions from associated companies	503,519	105,735	184,244
Purchases of investments (other than short-term)	(1,779,821)	(2,235,140)	(4,409,391)
Proceeds from maturities of investments	284,873	344,724	439,595
Proceeds from sales of investments	939,821	2,114,177	4,498,386
Other	(2,975)	948	75
Net cash provided by (used for) investing activities	(208,718)	71,971	(403,031)
                                                                                                                                                                                               )
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$211,695	$50,122	$88,657
Reduction of debt	(94,999)	(42,966)	(15,862)
Premium paid on debt conversion	–	(25,990)	(12,232)
Issuance of common shares	11,295	958	106,324
Purchase of common shares for treasury	(18)	–	(122)
Excess tax benefit from exercise of stock options	189	15	1,828
Dividends paid	(60,952)	–	–
Other	(2,546)	(4,087)	6,225
Net cash provided by (used for) financing activities	64,664	(21,948)	174,818

Net increase (decrease) in cash and cash equivalents	287,212	(83,375)	(219,467)
Cash and cash equivalents at January 1, including cash classified as
current assets of discontinued operations	154,128	237,503	456,970
Cash and cash equivalents at December 31, including cash classified as
current assets of discontinued operations	$441,340	$154,128	$237,503

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$123,857	$129,598	$144,319
Income tax payments (refunds), net	$22,227	$(4,364)	$3,152

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group, Inc. common shares	$–	$–	$398,248

Non-cash financing activities:
Issuance of common shares for debt conversion	$–	$123,529	$128,890

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2008	$222,574	$783,145	$975,365	$3,589,408	$5,570,492	$20,974	$5,591,466
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of taxes of $556,853			(973,676)		(973,676)		(973,676)
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $3,764			(6,582)		(6,582)		(6,582)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $540			944		944		944
Net change in pension liability and
postretirement benefits, net of taxes
of $14,488			(25,331)		(25,331)		(25,331)
Net loss				(2,535,425)	(2,535,425)	(1,387)	(2,536,812)
Comprehensive loss					(3,540,070)	(1,387)	(3,541,457)
Contributions from noncontrolling interests						11,987	11,987
Distributions to noncontrolling interests						(12,980)	(12,980)
Share-based compensation expense		11,207			11,207		11,207
Sale of common shares to Jefferies Group, Inc.	10,000	488,269			498,269		498,269
Issuance of common shares for debt
conversion	5,612	123,278			128,890		128,890
Exercise of options to purchase common
shares, including excess tax benefit	315	7,816			8,131		8,131
Purchase of common shares for treasury	(2)	(120)			(122)		(122)

Balance, December 31, 2008	238,499	1,413,595	(29,280)	1,053,983	2,676,797	18,594	2,695,391
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of taxes of $36,348			1,010,162		1,010,162		1,010,162
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $51			3,602		3,602		3,602
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $16			1,125		1,125		1,125
Net change in pension liability and
postretirement benefits, net of taxes
of $8			(577)		(577)		(577)
Net income				550,280	550,280	(1,685)	548,595
Comprehensive income					1,564,592	(1,685)	1,562,907
Contributions from noncontrolling interests						899	899
Distributions to noncontrolling interests						(4,986)	(4,986)
Change in interest in consolidated subsidiary		(28)			(28)	28	–
Share-based compensation expense		11,106			11,106		11,106
Issuance of common shares for debt
conversion	5,378	118,151			123,529		123,529
Common shares received from lawsuit
resolution	(636)	(14,686)			(15,322)		(15,322)
Exercise of options to purchase common
shares, including excess tax benefit	47	926			973		973

 (continued)
The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, continued
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, December 31, 2009	$243,288	$1,529,064	$985,032	$1,604,263	$4,361,647	$12,850	$4,374,497
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of taxes of $25,129			715,593		715,593		715,593
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $97			(7,862)		(7,862)		(7,862)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $4			306		306		306
Net change in pension liability and
postretirement benefits, net of taxes
of $377			(5,706)		(5,706)		(5,706)
Net income				1,939,312	1,939,312	924	1,940,236
Comprehensive income					2,641,643	924	2,642,567
Contributions from noncontrolling interests						1,424	1,424
Distributions to noncontrolling interests						(14,757)	(14,757)
Change in interest in consolidated subsidiary		(1,306)			(1,306)	6,182	4,876
Share-based compensation expense		4,260			4,260		4,260
Exercise of options to purchase common
shares, including excess tax benefit	521	10,963			11,484		11,484
Purchase of common shares for treasury	(1)	(17)			(18)		(18)
Dividends ($.25 per common share)				(60,952)	(60,952)		(60,952)

Balance, December 31, 2010	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Nature of Operations:

The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, land based contract oil and gas drilling, gaming entertainment, real estate activities, medical product development and winery operations.  The Company also has a significant investment in the common stock of Jefferies Group, Inc. (“Jefferies”), a full service investment bank that is accounted for at fair value.  The Company owns equity interests in operating businesses which are accounted for under the equity method of accounting, including a broker-dealer engaged in making markets and trading of high yield and special situation securities, and a commercial mortgage origination and servicing business.  The Company continuously evaluates the retention and disposition of its existing operations and investments and frequently investigates the acquisition of new businesses.  Changes in the mix of the Company’s businesses and investments should be expected.

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

The Company’s land based contract oil and gas drilling operations are conducted by Keen Energy Services, LLC (“Keen”).  Keen is based in Stillwater, Oklahoma and provides drilling services to independent oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S.

The gaming entertainment business is conducted through Premier Entertainment Biloxi, LLC (“Premier”).  Premier owns the Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”) located in Biloxi, Mississippi.

The domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development.

The Company’s medical product development operations are conducted through its majority-owned subsidiary, Sangart, Inc. (“Sangart”).  Sangart is developing a product called MP4OX, which is a solution of cell-free hemoglobin administered intravenously to provide rapid oxygen delivery to oxygen deprived tissues.

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

Certain amounts for prior periods have been reclassified to be consistent with the 2010 presentation, and to reflect as discontinued operations ResortQuest International, LLC (“ResortQuest”), STi Prepaid, LLC (“STi Prepaid”) and the Company’s power production business.  For more information, see Note 5.

2.	Significant Accounting Policies:

(a)      Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  The following areas have been identified as critical accounting estimates because they have the potential to have a material impact on the Company’s financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won’t be known until a later date.  Actual results could differ from these estimates.

Income Taxes - The Company records a valuation allowance to reduce its net deferred tax asset to the net amount that is more likely than not to be realized.  If in the future the Company determines that it is more likely than not that the Company will be able to realize its net deferred tax asset in excess of its net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future the Company were to determine that it would not be able to realize all or part of its recorded net deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  The Company is required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

During the second half of 2008, the Company recorded significant unrealized losses on many of its largest investments, recognized other than temporary impairments for a number of other investments and reported reduced profitability from substantially all of its operating businesses, all of which contributed to the recognition of a pre-tax loss of $859,500,000 in the consolidated statement of operations and a pre-tax loss in other comprehensive income (loss) of $1,579,200,000 for the year ended December 31, 2008.  Additionally, the 2008 losses recognized by the Company resulted in a cumulative loss in total comprehensive income (loss) during the three year period ending December 31, 2008.  In assessing the realizability of the net deferred tax asset at December 31, 2008, the Company concluded that its recent operating loss and the then current economic conditions worldwide be given more weight than its projections of future taxable income during the period that it has net operating loss carryforwards (“NOLs”) available, and be given more weight than the Company’s long track record of generating taxable income.  As a result, the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance in 2008 by $1,672,100,000 with a corresponding charge to income tax expense.

During 2010, the Company realized significant gains from the sale of certain investments, recorded significant unrealized gains in the fair values of other investments and began to experience modest improvement in the operating results in some business segments.  Additionally, the Company’s cumulative taxable income for recent years became a positive amount, reflecting the realized gains on the sales of AmeriCredit Corp. (“ACF”) and Cobre Las Cruces, S.A. (“Las Cruces”) during the fourth quarter of 2010.  With this recent positive evidence the Company gave greater weight to its revised projections of future taxable income, which consider significant unrealized gains in its investment portfolio, and to its long-term historical ability to generate significant amounts of taxable income when assessing the amount of its required valuation allowance.  As a result, the Company was able to conclude that it is more likely than not that it will have future taxable income sufficient to realize a significant portion of the Company’s net deferred tax asset; accordingly, $1,157,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense on December 31, 2010.

The Company’s estimate of future taxable income considered all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each material operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available NOLs (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  At December 31, 2010, the balance of the deferred tax valuation allowance was approximately $109,200,000, principally to reserve for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

One of the Company’s real estate subsidiaries (MB1) has been the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The project is comprised of a retail center with approximately 346,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,500,000 at December 31, 2010, that is collateralized by the real estate.

During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable.  The Company prepared cash flow models and utilized a discounted cash flow technique to determine the fair value of MB1’s real estate.  The most significant assumptions in the Company’s cash flow models were the discount rate (11%) and the capitalization rate used to estimate the selling price of the retail center (9%); these rates were selected based on published reports of market conditions for similar properties.  Based on its evaluation, the Company recorded an impairment charge of $67,800,000 during the second quarter of 2009 (classified as selling, general and other expenses).  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company was under no obligation to provide the funds to MB1 to pay off the loan.

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere with or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver was put in place at the property, foreclosure proceedings commenced and an auction of the property was conducted; however, the Company was informed during the fourth quarter of 2010 that the highest bidder for the property failed to close.  In December 2010, the Company was invited to make a bid for the property, with the condition that a foreclosure sale to the Company must close as soon as possible without any due diligence period, which new bidders for the property would require.  A subsidiary of the Company offered $19,300,000 for the property (including net working capital amounts); the offer was accepted and the foreclosure sale closed on January 7, 2011.

As a result of the failure of the initial buyer to purchase the property and the subsequent sale to the Company in 2011, the Company concluded that the carrying value of the property was further impaired at December 31, 2010; accordingly, the Company recorded an additional impairment charge in 2010 of $47,100,000 to reflect the property at its fair value of $18,100,000.  At closing in 2011, MB1 was released from any remaining liability under the bank loan; accordingly, the remaining balance due after payment of the purchase price ($81,200,000) will be recognized in other income in the first quarter of 2011.  Including the cash paid in the foreclosure sale, the Company’s cumulative net cash investment in this project is $87,700,000.

In addition to the MB1 impairments, during 2010 and 2009, the Company recorded impairment losses on long-lived assets aggregating $3,900,000 and $6,200,000, respectively, classified as selling, general and other expenses.  During 2010, the Company recorded an impairment charge of $2,400,000 for one of its real estate projects, based upon an appraisal and prices for similar assets, reflecting a change in the manner in which the property will be developed and eventually sold.  In the corporate segment, during 2010 the Company recorded an impairment charge of $1,500,000 for one of its corporate aircraft which is expected to be sold during 2011, based on prices for similar assets.

In 2009, the Company recorded impairment charges of $2,600,000 related to its manufacturing segment (primarily Idaho Timber) and $3,600,000 related to its real estate segment.  During 2009, Idaho Timber discontinued remanufacturing of dimension lumber and experienced declining sales of certain specialty wood products at one of its plants, and as a result decided to close the plant.  Idaho Timber evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles.  The carrying values of long-lived assets held and used and intangible assets were written down to their fair values, determined using the present value of expected future cash flows.  The Company wrote down certain real estate properties that are held for sale for which the fair values were primarily based on appraisals or prices for similar assets.  The Company also wrote down a real estate property that under GAAP is considered to be held and used, but which the Company has recently decided to sell.  The Company wrote down this real estate property to fair value primarily using market information for similar assets.

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

The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three year period ended December 31, 2010 (in thousands):

	2010	2009	2008

Publicly traded securities	$–	$14,400	$99,600
Non-public securities and private equity funds	800	2,200	29,700
Non-agency mortgage-backed bond securitizations	1,700	14,800	14,100
Totals	$2,500	$31,400	$143,400

For the year ended December 31, 2008, impairment charges for publicly traded securities include $23,200,000 related to the Company’s direct investment in Cresud’s American Depository Shares and Cresud warrants.

The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments.

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have an outstanding loan and an outstanding note that meet the accounting definition of a finance receivable at December 31, 2010: the $250,000,000 loan provided under the secured credit facility to its joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”) (see Note 4), and its 13 year unsecured zero-coupon note of FMG Chichester Pty Ltd (“FMG”), which had a balance of $36,300,000 at December 31, 2010 (see Note 6).  The Company exercises judgment in evaluating the credit risk and collectability of these financing receivables.  These assessments were made prior to the inception of the credit exposure and continue to be made at regular intervals.  The various factors that the Company considers in making its assessment are specific to each financing receivable.  These factors include the current and projected financial condition of those companies and their industries, the type and amount of collateral, if any, the Company’s collection experience and the length of time until these financing receivables become due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of December 31, 2010.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes to be relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At December 31, 2010, the book value of goodwill was $8,200,000 and was not impaired when tested.

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

Over 95% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA), which are carried on the balance sheet at their estimated fair value of $831,100,000 at December 31, 2010.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $42,300,000.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

The fair values of the Company’s portfolio of non-agency mortgage-backed bond securitizations, which are primarily determined using an income valuation model to calculate the present value of expected future cash flows, are considered to be Level 3 inputs.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be material to results of operations for that period.  As of December 31, 2010, the Company’s accrual for contingent losses was not material.

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

(c)      Cash Equivalents:  The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents.  Cash and cash equivalents include short-term investments of $310,900,000 and $26,200,000 at December 31, 2010 and 2009, respectively.

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

Direct operating expenses for gaming entertainment include expenses relating to casino gaming, hotel, food and beverage, and entertainment, which primarily consists of employees’ compensation and benefits, cost of sales related to food and beverage sales, marketing and advertising, gaming taxes, insurance, supplies, license fees and royalties.  Direct operating expenses for oil and gas drilling services primarily consist of employees’ compensation  and benefits, drilling supplies and parts, maintenance and repairs, truck and rig fuel and equipment rental.

(h)      Research and Development Costs:  Research and development costs are expensed as incurred.

(i)      Income Taxes:  The Company provides for income taxes using the liability method.  The Company records interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.

(j)      Derivative Financial Instruments:  The Company reflects its derivative financial instruments in its balance sheet at fair value.  The Company has from time to time utilized derivative financial instruments to manage the impact of changes in interest rates on certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities.  Although the Company believes that its derivative financial instruments are practical economic hedges of the Company’s risks, except for the hedge of the net investment in a foreign subsidiary, they do not meet the effectiveness criteria under GAAP, and therefore are not accounted for as hedges.  At December 31, 2010, the Company’s derivative instrument, which is not designated as a hedge, is an interest rate swap contract that is included in other current liabilities at an aggregate fair value of $500,000.  The total notional amount of this pay fixed/receive variable interest rate swap was $32,900,000.  Investment and other income includes changes in the fair values of derivatives of $1,400,000, $2,200,000 and $(6,400,000) for the years ended December 31, 2010, 2009 and 2008, respectively; net unrealized gains (losses) were $1,000,000 at December 31, 2009 and were not material at December 31, 2010 and 2008.

(k)      Translation of Foreign Currency:  Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders’ equity.  Net foreign exchange transaction gains (losses) were $(500,000) for 2010, $(300,000) for 2009 and $2,300,000 for 2008.  Net unrealized foreign exchange translation gains (losses) were $(3,800,000), $4,000,000 and $400,000 at December 31, 2010, 2009 and 2008, respectively.

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

Unaudited pro forma operating results for the Company, assuming the acquisition of 100% of Keen had occurred as of the beginning of each year presented below are as follows (in thousands):

	2009	2008

Revenues and other income	$619,600	$741,700
Net income (loss)	$550,700	$(2,486,600)

Pro forma adjustments principally reflect the elimination of the Company’s equity loss related to Keen, a decrease to depreciation and amortization expense related to the adjustment to fair value of property and equipment and the elimination of the gain resulting from the bargain purchase.

The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of the beginning of the periods presented.

4.      Investments in Associated Companies:

A summary of investments in associated companies at December 31, 2010 and 2009 is as follows:

	2010	2009
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting (a):
Jefferies High Yield Holdings, LLC (“JHYH”)	$321,023	$318,047
Las Cruces	–	211,645
Garcadia	35,943	35,359
HomeFed Corporation (“HomeFed”)	46,083	44,975
Pershing Square IV, L.P. (“Pershing Square”)	–	33,538
Brooklyn Renaissance Plaza	30,539	29,875
Berkadia	475,071	240,030
Other	51,277	58,733
Total accounted for under the equity method of accounting	959,936	972,202

Investments in associated companies carried at fair value:
Jefferies	1,314,227	1,152,931
ACF	–	639,752
Total accounted for at fair value	1,314,227	1,792,683

Total investments in associated companies	$2,274,163	$2,764,885

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

ACF

On October 1, 2010, the Company sold all of its ACF common shares pursuant to a cash merger in which General Motors Company (“General Motors”) acquired all of the outstanding common stock of ACF.  The Company received aggregate cash consideration of $830,600,000 for its shares of ACF common stock, which were acquired at a cost of $425,800,000.  Income (losses) related to associated companies includes gains (losses) resulting from changes in the fair value of ACF of $183,600,000, $376,500,000 and $(155,300,000) for the years ended December 31, 2010, 2009 and 2008, respectively.

Jefferies

In April 2008, the Company sold to Jefferies 10,000,000 of the Company’s common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash.  The Jefferies common shares were valued based on the closing price of the Jefferies common stock on April 18, 2008, the last trading date prior to the acquisition ($398,248,000 in the aggregate).  Including shares acquired in open market purchases, as of December 31, 2010 the Company owns an aggregate of 49,351,385 Jefferies common shares (approximately 28% of the Jefferies outstanding common shares) for a total investment of $812,400,000.  Income (losses) related to associated companies includes unrealized gains (losses) resulting from changes in the fair value of Jefferies of $143,300,000, $469,800,000 and $(111,200,000) for the years ended December 31, 2010, 2009 and 2008, respectively.  Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.  Jefferies has entered into a registration rights agreement covering all of the Jefferies common stock owned by the Company.

Berkadia

Berkadia, a joint venture between Berkshire Hathaway Inc. (“Berkshire Hathaway”) and the Company, acquired a commercial mortgage origination and servicing business in December 2009.  The Company and Berkshire Hathaway each have a 50% equity interest in Berkadia, and each party contributed $217,200,000 of equity capital to fund the acquisition.  In addition, a subsidiary of Berkshire Hathaway provided Berkadia with a five-year, $1 billion secured credit facility, which is used to fund outstanding mortgage loans and servicer advances, purchase mortgage servicing rights and for working capital needs.

Berkadia acquired the commercial mortgage origination and servicing business pursuant to an Asset Put Agreement (“APA”) entered into between Berkadia and the seller in September 2009.  The seller paid Berkadia $40,000,000 for the right to require Berkadia to purchase the commercial mortgage origination and mortgage servicing business pursuant to the terms of the APA.  The seller subsequently filed for bankruptcy protection under chapter 11 of title 11 of the United States Bankruptcy Code and exercised the put option.  Although there were other parties interested in purchasing portions of the commercial mortgage origination and servicing business, Berkadia’s offer was the only offer for the entire business, which eliminated the seller’s risk of disposing of the remaining business.  In addition, Berkadia’s offer included a provision to hire the employees operating the business, thereby saving the seller material employment related expenses.

Berkadia applied the acquisition method to account for the purchase of the commercial mortgage origination and servicing business and recorded the assets and liabilities acquired at fair value, which were principally mortgage servicing rights, mortgage loans and servicer advances.  The fair values of the net assets acquired exceeded the amount paid, principally due to the amount received as a put premium and the reasons identified above.  This excess was treated as a bargain purchase that was recognized as a gain on the date of acquisition and included in Berkadia’s results of operations.  For the year ended December 31, 2010 and the period ended December 31, 2009, the Company recorded income from Berkadia of $16,200,000 and $20,800,000, respectively, of which $24,400,000 in the 2009 period represented the Company’s share of the bargain purchase.  During 2010, the Company received cash dividends from Berkadia of $20,000,000.

In the fourth quarter of 2010, Berkadia’s secured credit facility was amended to increase the size of the credit facility to $1.5 billion, with the Company agreeing to provide the increased funds under the facility.  The additional availability will be used by Berkadia to fund its mortgage origination and servicing activities.  The increase in the size of the credit facility will enable Berkadia to hold new loan originations for a longer period prior to sale, generating interest income in excess of the interest due under the facility.  So long as there is no default under the credit facility, principal repayments will first be applied to the Company’s portion of the outstanding loan and then to Berkshire Hathaway’s portion.  In addition, the Company has the right to direct Berkadia to expedite its sale of loans under its various programs thereby reducing or eliminating the need for the additional funding.  Pursuant to the Company's amended guaranty to Berkshire Hathaway, any losses incurred under the facility will continue to be shared equally by the Company and Berkshire Hathaway.  At December 31, 2010, the Company had loaned $250,000,000 to Berkadia under this facility.

Las Cruces

Las Cruces is a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain.  Las Cruces was a consolidated subsidiary from its acquisition in September 1999 until August 2005, at which time the Company sold a 70% interest to Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN).  Inmet acquired the interest in Las Cruces in exchange for 5,600,000 newly issued Inmet common shares.

During the fourth quarter of 2010, the Company sold to Inmet its remaining 30% equity interest in and subordinated sponsor loans to Las Cruces for aggregate consideration of $576,000,000.  The purchase price was comprised of $150,000,000 of cash and 5,442,413 newly issued common shares of Inmet, which were valued at the market price of the Inmet common shares on the closing date of the transaction.  In addition, the Company was released from its guarantee of $72,000,000 of debt owed by Las Cruces to an affiliate of Inmet.  The Company reported a gain on the sale of $383,400,000 in investment and other income.  For more information on the Inmet shares, see Note 6.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded pre-tax income (losses) of $(16,200,000), $1,000,000 and $(5,900,000), respectively, from Las Cruces under the equity method of accounting.

HomeFed

During 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation (“CDS”), to HomeFed for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed’s common stock.  At December 31, 2010, the Company owns approximately 31.4% of HomeFed’s outstanding common stock.  For the years ended December 31, 2010, 2009 and 2008, the Company recorded $1,100,000, $900,000 and $(3,100,000), respectively, of pre-tax income (losses) from this investment under the equity method of accounting.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

As a result of a 1998 distribution to all of the Company’s shareholders, approximately 7.7% and 9.4% of HomeFed is owned by the Company’s Chairman and President, respectively.  Both are also directors of HomeFed and the Company’s President serves as HomeFed’s Chairman.

JHYH

During 2007, the Company and Jefferies formed JHYH and each initially committed to invest $600,000,000.  The Company invested $250,000,000 in cash plus its $100,000,000 investment in Jefferies Partners Opportunity Fund II, LLC during 2007; any request for additional capital contributions from the Company will now require the consent of the Company’s designees to the Jefferies board.  The Company does not anticipate making additional capital contributions in the near future.  JHYH owns Jefferies High Yield Trading, LLC (“JHYT”), a registered broker-dealer that is engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments.  JHYT makes markets in high yield and special situation securities and provides research coverage on these types of securities.  JHYT does not invest or make markets in sub-prime residential mortgage securities.

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

For the years ended December 31, 2010, 2009 and 2008, the Company recorded pre-tax income (losses) from this investment of $20,100,000, $37,200,000 and $(69,100,000), respectively, under the equity method of accounting.  During 2010 and 2008, the Company received distributions of $17,100,000 and $4,300,000, respectively, from JHYH.  The Company has not provided any guarantees, nor is it contingently liable for any of JHYH’s liabilities, all of which are non-recourse to the Company.  The Company’s maximum exposure to loss as a result of its investment in JHYH is limited to the book value of its investment ($321,000,000 at December 31, 2010) plus any additional capital it decides to invest.

Pershing Square

In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square, a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square’s general partner.  The stated objective of Pershing Square was to create significant capital appreciation by investing in Target Corporation.  For the years ended December 31, 2010, 2009 and 2008, the Company recorded $3,000,000, $(3,200,000) and $(77,700,000), respectively, of pre-tax income (losses) from this investment under the equity method of accounting, principally resulting from changes in the market value of Target Corporation’s common stock.

During 2010, the Company redeemed its interest in Pershing Square by transferring its equity into a larger, more diversified investment partnership managed by the same manager.  The Company’s percentage ownership interest in this larger investment partnership is much smaller and does not qualify for the equity method of accounting.

Wintergreen Partners Fund, L.P. (“Wintergreen”)

The Company had invested an aggregate of $50,000,000 in Wintergreen, a limited partnership that invests in domestic and foreign debt and equity securities.  For the years ended December 31, 2009 and 2008, the Company recorded $1,100,000 and $(32,600,000), respectively, of pre-tax income (losses) from this investment under the equity method of accounting.  During 2009, the Company redeemed its investment in Wintergreen and received distributions of $39,000,000.

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in results of operations for the three years ended December 31, 2010.  (Amounts are in thousands.)

	2010	2009

Assets	$4,190,500	$5,792,300
Liabilities	1,882,100	3,265,500
Mandatorily redeemable interests	975,800	964,200
Noncontrolling interest	17,500	17,700

	2010	2009	2008

Total revenues (including securities gains (losses))	$1,124,100	$690,200	$(482,400)
Income (loss) from continuing operations before
extraordinary items	$43,700	$(294,700)	$(1,460,700)
Net income (loss)	$43,800	$(294,700)	$(1,460,700)
The Company’s equity in net income (loss)	$33,600	$(40,500)	$(275,800)

As discussed above, the Company elected the fair value option for two of its associated companies investments, ACF and Jefferies, rather than apply the equity method of accounting.  The Company’s annual report on Form 10-K for 2010 includes separate financial statements for Jefferies and ACF.

Except for its investment in Berkadia, the Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above tables.  All such liabilities are non-recourse to the Company.  The Company’s exposure to adverse events at the investee companies is limited to the book value of its investment.

Included in consolidated retained earnings at December 31, 2010 is approximately $38,100,000 of undistributed earnings of the associated companies accounted for under the equity method of accounting.

5.     Discontinued Operations:

In August 2010, the Company sold its operating retail shopping center in Long Island, New York for cash consideration of $17,100,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,500,000.  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

In September 2010, the Company sold ResortQuest for net cash consideration of $52,400,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $35,400,000.  As a result, the Company’s property management and services segment has been classified as a discontinued operation.

In October 2010, the Company sold STi Prepaid for aggregate consideration of $20,000,000, which is scheduled to be paid over a 26 month period, and has classified the telecommunications segment as a discontinued operation.  The Company reported a pre-tax and after tax gain of $21,100,000 on sale of discontinued operations equal to the Company’s negative net investment in STi Prepaid ($19,300,000) and cash payments received from the buyer.  The buyer is obligated to pay an additional $17,800,000 to the Company; however, the buyer has stopped paying the contractual amounts as they become due and has requested that future payments be deferred.  The Company will recognize future cash payments or other recoveries, if any, when received as gain from discontinued operations.

In 2010, the Company classified its power production business that burns waste biomass to produce electricity as a held for sale discontinued operation and recorded a charge of $25,300,000 to reduce the carrying amount of the business to its fair value.  The power production business was previously classified in the other operations segment, and the impairment charge reduced the carrying amount of property, equipment and leasehold improvements, net and intangible assets to zero.  The Company expects to sell the business within the next twelve months.

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

A summary of the results of discontinued operations for ResortQuest, STi Prepaid and the power production business is as follows for the three years ended December 31, 2010 (in thousands):

	2010	2009	2008
Revenues and other income:
Telecommunications	$276,253	$426,027	$451,864
Property management and service fees	87,039	112,796	137,038
Investment and other income	10,527	4,971	1,211
	373,819	543,794	590,113
Expenses:
Cost of sales - telecommunications	235,943	363,885	392,469
Direct operating expenses - property
management and services	62,595	92,421	113,768
Interest	15	49	123
Salaries and incentive compensation	11,958	16,755	15,731
Depreciation and amortization	7,084	8,438	5,951
Selling, general and other expenses	77,712	72,065	58,520
	395,307	553,613	586,562
Income (loss) from discontinued
operations before income taxes	(21,488)	(9,819)	3,551
Income tax provision	–	35	1,362
Income (loss) from discontinued
operations after income taxes	$(21,488)	$(9,854)	$2,189

During 2010, 2009 and 2008, the Company received and recognized as income from discontinued operations distributions totaling $11,600,000, $11,300,000 and $44,900,000, respectively, from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

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

6.      Investments:

A summary of investments classified as current assets at December 31, 2010 and 2009 is as follows (in thousands):

	2010		2009
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$253,273	$253,589	$80,788	$80,805
Other investments, including accrued interest income	11,067	10,983	4,034	3,902
Total current investments	$264,340	$264,572	$84,822	$84,707

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2010 and 2009 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2010
Bonds and notes:
U.S. Government and agencies	$246,996	$21	$–	$247,017
All other corporates	6,277	300	5	6,572
Total fixed maturities	$253,273	$321	$5	$253,589

2009
Bonds and notes:
U.S. Government and agencies	$80,404	$26	$11	$80,419
All other corporates	384	2	–	386
Total fixed maturities	$80,788	$28	$11	$80,805

A summary of non-current investments at December 31, 2010 and 2009 is as follows (in thousands):

	2010		2009
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$1,791,657	$3,666,239	$780,048	$1,964,268
Other investments	166,630	166,420	163,983	163,970
Total non-current investments	$1,958,287	$3,832,659	$944,031	$2,128,238

As more fully discussed in Note 4, during the fourth quarter of 2010, the Company sold to Inmet its remaining 30% equity interest in and subordinated sponsor loans to Las Cruces for $150,000,000 of cash and 5,442,413 newly issued common shares of Inmet valued at $426,000,000.  As a result, at December 31, 2010, non-current investments include 11,042,413 common shares of Inmet, or approximately 18% of Inmet’s outstanding shares, which have a cost of $504,000,000 and market value of $862,500,000.  Pursuant to the rules of the Toronto Stock Exchange, the newly acquired Inmet common shares may not be sold until April 2011.  At December 31 2009, non-current investments include 5,600,000 common shares of Inmet, which had a cost of $78,000,000 and market value of $339,100,000.  The Inmet shares have registration rights and may be sold in accordance with applicable securities laws, subject to the restriction for the shares acquired in 2010.

In January 2011, Inmet announced that it had entered into an agreement with Lundin Mining Corporation (“Lundin”) pursuant to which shareholders of Inmet and Lundin will receive new common shares of an amalgamated corporation named Symterra Corporation (“Symterra”) containing all of the assets of both companies.  The Company entered into a voting and support agreement with Lundin pursuant to which it has agreed to vote all of the Inmet common shares it owns in favor of the transaction, subject to customary conditions.  While the voting and support agreement remains in effect the Company will not be able to sell any of the Inmet shares it owns.  The voting and support agreement will terminate if the merger is not completed by June 30, 2011.  Based on the announced terms of the transaction, if it is consummated the Company expects to own approximately 9% of Symterra.  Closing of the transaction is subject to closing conditions that are customary under Canadian law for this type of transaction.

In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd (“Fortescue”) and its subsidiary, FMG, the Company invested an aggregate of $408,000,000, including expenses, in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  In exchange for its cash investment, the Company received 264,000,000 common shares of Fortescue, and a $100,000,000 unsecured note of FMG that matures in August 2019 (the “FMG Note”).  In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth.  In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 13,986,000 common shares of Fortescue for $44,200,000.  In February 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,500,000, which resulted in the recognition of a net securities gain of $94,900,000 for the year ended December 31, 2010.  At December 31, 2010, non-current available for sale investments include 247,986,000 common shares of Fortescue, representing approximately 8% of the outstanding Fortescue common stock.  Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol: FMG), and the shares held by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws.  The Fortescue shares have a cost of $219,700,000 and $246,300,000 and market values of $1,659,600,000 and $1,108,000,000 at December 31, 2010 and 2009, respectively.

Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments due in 2008 and 2009 were deferred by FMG due to covenants contained in the project’s senior secured debt (for periods prior to January 1, 2010).  Any interest payment that was deferred earned simple interest at an annual rate of 9.5%.  Inasmuch as the senior secured debt was redeemed in 2010, the covenants requiring the deferral of interest no longer apply.  During 2010, the Company received $172,100,000 (before withholding taxes) from FMG in payment of accrued interest due through June 30, 2010.  In January 2011, the Company received $81,000,000 (before withholding taxes) from FMG in payment of interest due for the second half of 2010.

The Company’s initial Fortescue investment was allocated to the common shares acquired, using the market value on the acquisition date, a 13 year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment is being accounted for as a loan-like instrument, with income being recognized as the note is accreted up to its face value of $100,000,000, using a rate of 12.5%.  It is classified with other non-current investments with a balance of $36,300,000 and $32,200,000 at December 31, 2010 and 2009, respectively.  The prepaid mining interest, which is being amortized to expense as the 4% of revenue is earned, is classified as other current and non-current assets with an aggregate balance of $164,300,000 and $174,300,000 at December 31, 2010 and 2009, respectively.  Depreciation and amortization expenses include prepaid mining interest amortization of $9,900,000, $7,300,000 and $2,800,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The aggregate book values of the various components of the FMG Note, net of accrued withholding taxes on interest, totaled $276,100,000 and $302,400,000 at December 31, 2010 and 2009, respectively.

On August 9, 2010, the Company was advised that Fortescue is asserting that FMG is entitled to issue additional notes identical to the FMG Note in an unlimited amount.  Fortescue further claims that any interest to be paid on additional notes can dilute, on a pro rata basis, the Company’s entitlement to the above stated interest of 4% of net revenue.  This claim was made four years after the issuance to the Company of the FMG Note, during which time Fortescue has never asserted this purported right to dilute the Company’s interest in any of Fortescue’s public filings or other communications.   The Company does not believe that FMG has the right to issue additional notes which affect the Company’s interest or that the interpretation by Fortescue of the terms of the FMG Note, as currently claimed by Fortescue, reflects the agreement between the parties.

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

At December 31, 2010 and 2009, other non-current investments include investments in private equity funds where the Company’s voting interest isn’t large enough to apply the equity method of accounting ($86,900,000 and $52,800,000, respectively), a portfolio of non-agency mortgage-backed bond securitizations where the underlying assets are various individual mortgage loans ($3,300,000 and $14,000,000, respectively), the FMG zero coupon note component of the FMG Note discussed above, a stock interest in Light and Power Holdings, Ltd., the electric utility in Barbados (“LPH”), ($18,800,000 at December 31, 2009), an investment in IFIS ($11,200,000 in both periods) and various other non-publicly traded interests in equity and debt securities ($28,700,000 and $35,000,000, respectively).  The investments in bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The Company estimates the future cash flows for the securitization interests to determine the accretable yield; increases in estimated cash flows are accounted for as a yield adjustment on a prospective basis but decreases in estimated cash flows below amortized cost are recognized as impairments.  Contractual cash flows in excess of estimated cash flows are not part of the accretable yield.  The market for these securities is highly illiquid and they rarely trade.  On a regular basis the Company re-estimates future cash flows and records impairment charges if appropriate.  The remaining other investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

In May 2010, the Company sold its investment in LPH for cash consideration of $85,000,000, which resulted in the recognition of a net securities gain of $66,200,000.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2010 and 2009 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2010
Bonds and notes:
U.S. Government and agencies	$7,806	$–	$90	$7,716
U.S. Government-Sponsored Enterprises	815,066	10,564	2,247	823,383
All other corporates	191,851	917	235	192,533
Total fixed maturities	1,014,723	11,481	2,572	1,023,632

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	32,936	–	49,276
Industrial, miscellaneous and all other	760,594	1,833,229	492	2,593,331
Total equity securities	776,934	1,866,165	492	2,642,607

	$1,791,657	$1,877,646	$3,064	$3,666,239

2009
Bonds and notes:
U.S. Government and agencies	$25,858	$–	$67	$25,791
U.S. Government-Sponsored Enterprises	352,251	6,391	422	358,220
All other corporates	22,969	228	13	23,184
Total fixed maturities	401,078	6,619	502	407,195

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	14,925	–	31,265
Industrial, miscellaneous and all other	362,630	1,163,255	77	1,525,808
Total equity securities	378,970	1,178,180	77	1,557,073

	$780,048	$1,184,799	$579	$1,964,268

The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2010, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$45,852	$46,242
Due after five years through ten years	–	–
Due after ten years	–	–
	45,852	46,242
Mortgage-backed and asset-backed securities	968,871	977,390
	$1,014,723	$1,023,632

Net unrealized gains on investments were $1,749,800,000, $1,034,200,000 and $24,000,000 at December 31, 2010, 2009 and 2008, respectively.  Reclassification adjustments included in comprehensive income (loss) for the three year period ended December 31, 2010 are as follows (in thousands):

	2010	2009	2008

Net unrealized holding gains (losses) arising during the period, net of
taxes of $21,983, $36,348 and $536,981	$813,107	$1,001,651	$(938,930)
Less: reclassification adjustment for net (gains) losses included in net
income (loss), net of taxes of $3,146, $0 and $19,872	(97,514)	8,511	(34,746)
Net change in unrealized gains (losses) on investments, net of taxes
of $25,129, $36,348 and $556,853	$715,593	$1,010,162	$(973,676)

At December 31, 2010, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

Securities with book values of $4,600,000 and $8,800,000 at December 31, 2010 and 2009, respectively, collateralized certain swap agreements and a letter of credit.

7.      Trade, Notes and Other Receivables, Net:

A summary of current trade, notes and other receivables, net at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Trade receivables	$43,313	$40,848
Accrued interest on FMG Note	83,659	106,546
Receivables related to securities	9,977	3,515
Receivables related to associated companies	268	6,084
Receivables relating to real estate activities	4,140	2,550
Other	13,681	8,291
	155,038	167,834
Allowance for doubtful accounts	(4,710)	(3,971)
Total current trade, notes and other receivables, net	$150,328	$163,863

8.      Inventory:

A summary of inventory (which is included in the caption, prepaids and other current assets) at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Raw materials	$5,876	$5,196
Work in process	12,441	12,352
Finished goods	39,963	41,421
	$58,280	$58,969

9.      Intangible Assets, Net and Goodwill:

A summary of these assets at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Intangibles:
Customer relationships, net of accumulated amortization of $39,051
and $33,161	$23,338	$29,515
Licenses, net of accumulated amortization of $2,328 and $1,718	9,670	10,280
Trademarks and tradename, net of accumulated amortization of
$791 and $662	1,210	1,372
Patents, net of accumulated amortization of $2,360 and $769	–	1,591
Other, net of accumulated amortization of $2,650 and $2,469	267	315
Goodwill	8,151	8,151
	$42,636	$51,224

The goodwill in the above table relates to Conwed Plastics.

Amortization expense on intangible assets was $8,400,000, $7,700,000 and $7,900,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2011 - $6,500,000; 2012 - $5,900,000; 2013 - $5,800,000; 2014 - $5,500,000; and 2015 - $2,700,000.

10.      Other Assets:

A summary of non-current other assets at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Real Estate	$168,001	$228,769
Unamortized debt expense	16,125	20,631
Restricted cash	94,684	98,080
Prepaid mining interest	153,210	164,874
Other	20,301	13,703
	$452,321	$526,057

In October 2007, the Company entered into an agreement with the Panama City-Bay County Airport and Industrial District of Panama City, Florida to purchase approximately 708 acres of land which currently houses the Panama City-Bay County International Airport.  At December 31, 2010 and 2009, restricted cash included $56,500,000 that has been placed into escrow pursuant to this agreement; the transaction will close only after the old airport is decommissioned by the Federal Aviation Administration and the seller can deliver free and clear title to the land, subject to contractually permitted exceptions.  In addition, restricted cash at December 31, 2010 and 2009 includes $14,600,000 and $14,900,000, respectively, of escrowed funds relating to the Premier noteholders’ claims; see Note 19 for further information.

The Company’s prepaid mining interest relates to the FMG Note, which is more fully explained in Note 6.

11.      Property, Equipment and Leasehold Improvements, Net:

A summary of property, equipment and leasehold improvements, net at December 31, 2010 and 2009 is as follows (in thousands):

	Depreciable
	Lives
	(in years)	2010	2009

Land, buildings and leasehold improvements	3-45	$384,941	$384,564
Machinery and equipment	3-25	160,916	160,077
Oil and gas drilling services machinery and equipment	7-15	190,951	210,621
Network equipment	5-15	19,812	13,267
Corporate aircraft	5-10	99,437	100,242
Computer equipment and software	2-7	9,748	9,192
Furniture and fixtures	2-10	21,406	21,210
Construction in progress	N/A	2,092	1,918
Other	3-7	9,854	8,709
		899,157	909,800
Accumulated depreciation and amortization		(311,786)	(251,902)
		$587,371	$657,898

12.      Trade Payables and Expense Accruals:

A summary of trade payables and expense accruals at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Trade payables	$18,166	$31,300
Payables related to securities	1,878	1,185
Accrued compensation, severance and other employee benefits	67,778	37,081
Accrued legal and professional fees	7,348	5,532
Accrued litigation settlement (see Note 19)	11,229	–
Taxes other than income	5,268	4,422
Accrued interest payable	40,278	40,179
Other	24,647	24,784
	$176,592	$144,483

13.      Indebtedness:

The principal amount, stated interest rate and maturity date of outstanding debt at December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009

Parent Company Debt:
Senior Notes:
7 ¾% Senior Notes due 2013, less debt discount of $154 and $217	$94,346	$99,783
7% Senior Notes due 2013, net of debt premium of $340 and $494	312,585	339,939
8 1/8% Senior Notes due 2015, less debt discount of $5,437 and $6,605	474,563	493,395
7 1/8% Senior Notes due 2017	478,000	500,000
Subordinated Notes:
3 ¾% Convertible Senior Subordinated Notes due 2014	97,581	97,581
8.65% Junior Subordinated Deferrable Interest Debentures due 2027	89,554	91,700
Subsidiary Debt:
Aircraft financing due 2011	32,881	34,994
Capital leases due 2011 through 2015 with a weighted-average
interest rate of 3.3%	2,503	3,231
Other due 2011 with a weighted-average interest rate of 2.3%	109,115	111,166
Total debt	1,691,128	1,771,789
Less: current maturities	(142,659)	(114,010)
Long-term debt	$1,548,469	$1,657,779

Parent Company Debt:

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During 2010, the Company repurchased $5,500,000 principal amount of its 7 3/4% Senior Notes due 2013, $27,200,000 principal amount of its 7% Senior Notes due 2013, $20,000,000 principal amount of its 8 1/8% Senior Notes due 2015, $22,000,000 principal amount of its 7 1/8% Senior Notes due 2017 and $2,146,000 principal amount of its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, and recognized aggregate pre-tax losses of $5,100,000 for the year ended December 31, 2010, which are reflected in selling, general and other expenses.  During 2009, the Company repurchased $35,600,000 principal amount of its 7% Senior Notes due 2013 and $6,500,000 principal amount of its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 and recognized aggregate pre-tax gains of $6,700,000, which are reflected in investment and other income.

In the first quarter of 2011, the Company repurchased $6,359,000 principal amount of its 8 1/8% Senior Notes due 2015 and $18,000,000 principal amount of its 7 1/8% Senior Notes due 2017.  The Company will recognize aggregate pre-tax losses of $1,700,000 on these transactions.

In April 2004, the Company sold $350,000,000 principal amount of its 3¾% Convertible Senior Subordinated Notes due 2014 in a private placement transaction.  The notes are convertible into the Company’s common shares at $22.80 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 43.8598 shares per each $1,000 principal amount of notes subject to adjustment.  Such amount reflects an adjustment to the conversion price as a result of the dividend paid in December 2010.  Future cash dividends will reduce the conversion price per share by the amount of the dividend paid per share.  At December 31, 2010, the notes are convertible into an aggregate of 4,279,868 shares.

Pursuant to privately negotiated transactions to induce conversion, the Company issued 5,378,606 common shares upon the conversion of $123,529,000 principal amount of the notes during 2009, and the Company issued 5,611,913 common shares upon the conversion of $128,887,000 principal amount of the notes during 2008.  The number of common shares issued was in accordance with the terms of the notes; however, the Company paid the former noteholders $26,000,000 in 2009 and $12,200,000 in 2008 to induce conversion.  The additional cash payments were recorded as selling, general and other expenses.  Separately, another bondholder converted $3,000 principal amount of the convertible notes into common shares during 2008.

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

Subsidiary Debt:

During 2001, a subsidiary of the Company borrowed $53,100,000 collateralized by certain of its corporate aircraft.  This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in 2011.  The interest rate at December 31, 2010 was 4.3%.  The subsidiary has entered into an interest rate swap agreement for this financing, which fixed the interest rate at approximately 5.7%.  The subsidiary would have paid $500,000 and $1,900,000 at December 31, 2010 and 2009, respectively, if the swap were terminated.  Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation.  The Parent company has guaranteed this financing.

Other subsidiary debt at December 31, 2010 and 2009 principally includes debt secured by MB1’s real estate development project ($100,500,000 for both years).  Other subsidiary debt also includes Keen’s line of credit of $8,500,000 at December 31, 2010 and Premier’s equipment financing of $10,200,000 at December 31, 2009.  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company was under no obligation to pay off the loan.  MB1’s lenders commenced foreclosure proceedings; accordingly, the loan has been classified as a current liability as of December 31, 2010 and 2009.  In January 2011, a subsidiary of the Company paid MB1’s lenders $19,300,000 in full satisfaction of the loan; see Note 2 for more information.

At December 31, 2010, $75,300,000 of other assets (primarily receivables, real estate and property) are pledged for indebtedness aggregating $144,500,000.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations.  Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2015 are as follows:  2011 - $142,700,000; 2012 - $700,000; 2013 - $407,400,000; 2014 - $98,100,000; and 2015 - $480,000,000.

Securities Sold Under Agreements to Repurchase:

Securities sold under agreements to repurchase were $401,100,000 and $198,600,000 at December 31, 2010 and 2009, respectively, and are accounted for as collateralized financing transactions.  At December 31, 2010, these fixed rate repurchase agreements have a weighted-average interest rate of approximately 0.3%, mature at various dates through February 2011 and are collateralized by non-current investments with a carrying value of $413,900,000.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted-average life of 4 years and a duration of 0.77 at December 31, 2010.

The weighted-average interest rate on short-term borrowings (primarily consisting of securities sold under agreements to repurchase) was 0.4% and 0.3% at December 31, 2010 and 2009, respectively.

14.      Common Shares, Stock Options and Preferred Shares:

In April 2008, the Company sold to Jefferies 10,000,000 of the Company’s common shares, and received 26,585,310 shares of common stock of Jefferies and $100,021,000 in cash.

The Board of Directors from time to time has authorized acquisitions of the Company’s common shares.  During the three year period ended December 31, 2010, the Company acquired 3,203 common shares at an average price of $43.82 per common share, all in connection with stock option exercises.  At December 31, 2010, the Company is authorized to repurchase 11,992,092 common shares.

As of December 31, 2010, the Company has two share-based plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 450,000 shares to any individual in a given taxable year.  The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  As of December 31, 2010, 941,650 shares were available for grant under the plan.

The senior executive warrant plan provides for the issuance, subject to shareholder approval, of warrants to purchase up to 2,000,000 common shares to each of the Company’s Chairman and President at an exercise price equal to 105% of the closing price per share of a common share on the date of grant.  On March 6, 2006, the Company’s Board of Directors approved, subject to shareholder approval, the grant of warrants to purchase 2,000,000 common shares to each of the Company’s Chairman and President at an exercise price equal to $28.515 per share (105% of the closing price per share of a common share on that date).  In May 2006, shareholder approval was received and the warrants were issued; the warrants expire on March 5, 2011.  The warrants vested over a four year period; at December 31, 2010, all 4,000,000 warrants were outstanding and exercisable.

Salaries and incentive compensation expense included $4,100,000, $10,900,000 and $10,100,000 for the years ended December 31, 2010, 2009 and 2008, respectively, for share-based compensation expense relating to grants previously made under the Company’s senior executive warrant plan and fixed stock option plan.  Net income decreased by $4,000,000 and $10,900,000 for 2010 and 2009, respectively, and net loss increased by $10,100,000 for 2008 as a result of the share-based compensation expense.  As of December 31, 2010, total unrecognized compensation cost related to nonvested share-based compensation plans was $13,800,000; this cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of activity with respect to the Company’s stock options for the three years ended December 31, 2010 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Prices	Term	Value

Balance at December 31, 2007	1,879,361	$24.31
Granted	879,500	$28.23
Exercised	(314,571)	$20.04		$9,300,000
Cancelled	(144,000)	$25.94

Balance at December 31, 2008	2,300,290	$26.29
Granted	12,000	$24.44
Exercised	(47,250)	$20.28		$200,000
Cancelled	(68,800)	$26.38

Balance at December 31, 2009	2,196,240	$26.40
Granted	972,000	$27.17
Exercised	(520,740)	$21.69		$2,800,000
Cancelled	(25,000)	$27.66

Balance at December 31, 2010	2,622,500	$27.61	4.0 years	$4,500,000
Exercisable at December 31, 2010	807,300	$27.95	2.7 years	$1,200,000

The following summary presents the weighted-average assumptions used for grants made during each of the three years in the period ended December 31, 2010:

	2010	2009	2008
	Options	Options	Options

Risk free interest rate	1.27%	1.99%	2.34%
Expected volatility	45.78%	44.12%	38.46%
Expected dividend yield	.87%	.51%	.45%
Expected life	4.0 years	4.3 years	4.0 years
Weighted-average fair value per grant	$9.09	$8.80	$8.94

The expected life assumptions were based on historical behavior and incorporated post-vesting forfeitures for each type of award and population identified.  The expected volatility was based on the historical behavior of the Company’s stock price.

At December 31, 2010 and 2009, 3,564,150 and 4,084,890, respectively, of the Company’s common shares were reserved for stock options, 4,279,868 and 4,248,841, respectively, of the Company’s common shares were reserved for the 3¾% Convertible Senior Subordinated Notes and 4,000,000 of the Company’s common shares were reserved for warrants.

At December 31, 2010 and 2009, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

One of the Company’s subsidiaries maintains a stock option plan for its employees that provides for the granting of stock options that are exercisable into common shares of the subsidiary; however, amounts related to this plan have not been material.  Salaries and incentive compensation expense include amounts for this plan of $200,000, $200,000 and $1,100,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The subsidiary also granted stock appreciation rights to an executive officer that have a seven year term and become exercisable only upon the occurrence of certain events.  The rights are payable in cash unless the subsidiary’s shares are publicly listed, in which case the subsidiary may elect to settle the rights in stock.  Because management has determined that the occurrence of the events required for the stock appreciation rights to become exercisable was not probable as of December 31, 2010, no expense or liability relating to the rights has been recorded.  Stock appreciation rights were also granted to a former executive officer; amounts expensed related to these rights were $300,000, $3,100,000 and $1,000,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

15.      Net Securities Gains (Losses):

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 2010 (in thousands):

	2010	2009	2008

Net realized gains on securities	$182,060	$10,440	$23,378
Write-down of investments (a)	(2,474)	(31,420)	(143,417)
Net unrealized losses on trading securities	(92)	(126)	(24,508)
	$179,494	$(21,106)	$(144,547)

(a)	Consists of provisions to write down investments resulting from declines in fair values believed to be other than temporary.

In 2010, the Company sold 30,000,000 common shares of Fortescue and recognized a net security gain of $94,900,000 and sold its investment in LPH and recognized a net security gain of $66,200,000.

Proceeds from sales of investments classified as available for sale were $838,200,000, $2,112,600,000 and $4,485,200,000 during 2010, 2009 and 2008, respectively.  Gross gains of $104,400,000, $18,700,000 and $22,400,000 and gross losses of $700,000, $21,700,000 and $44,000,000 were realized on these sales during 2010, 2009 and 2008, respectively.

16.      Other Results of Operations Information:

Investment and other income for each of the three years in the period ended December 31, 2010 consists of the following (in thousands):

	2010	2009	2008

Interest on short-term investments	$598	$420	$3,500
Dividend income	3,654	3,945	8,180
Interest on fixed maturity investments	22,148	26,784	41,555
Other investment income	571	932	3,633
Income related to Fortescue’s Pilbara project (see Note 6)	149,257	66,079	40,467
Gain on sale of Las Cruces	383,369	–	–
Bargain purchase related to Keen (see Note 3)	–	49,345	–
Gains on sale of real estate and other assets, net of costs	2,561	12,767	3,395
Reimbursement for minority interest losses	–	–	5,551
Income related to settlement of insurance claims	106	5,272	11,546
Gain related to lawsuits and other settlements	3,446	10,453	–
Gain on buyback of debt	–	6,693	–
Government grants reimbursement	11,143	–	–
Rental income	12,417	14,149	8,617
Winery revenues	23,569	20,735	22,102
Other	36,525	39,683	43,866
	$649,364	$257,257	$192,412

For 2010, other income for the other operations segment includes $11,100,000 with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  For 2008, other income for the gaming entertainment segment includes a $7,300,000 gain from the settlement of an insurance claim and $5,600,000 resulting from capital contributions from the noncontrolling interest.  In prior periods, the Company recorded 100% of the losses from this segment after cumulative loss allocations to the noncontrolling interest (classified as minority interest prior to January 1, 2009) had reduced the noncontrolling interest liability to zero.  Since the noncontrolling interest liability remained at zero after considering the capital contributions, the entire capital contribution was recorded as income, effectively reimbursing the Company for a portion of the noncontrolling interest losses that were not previously allocated to the noncontrolling interest.  For 2008, manufacturing other income includes a $4,200,000 gain from the settlement of an insurance claim relating to Idaho Timber.

Taxes, other than income or payroll, amounted to $22,200,000, $18,300,000 and $17,200,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising costs amounted to $10,300,000, $9,300,000 and $14,700,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and development costs charged to expense were $5,500,000, $3,500,000 and $14,000,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

17.      Income Taxes:

The principal components of deferred taxes at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred Tax Asset:
Securities valuation reserves	$52,444	$92,091
Other assets	85,490	154,220
NOL carryover	1,962,914	2,165,839
Other liabilities	23,433	45,001
	2,124,281	2,457,151
Valuation allowance	(109,181)	(1,835,161)
	2,015,100	621,990
Deferred Tax Liability:
Unrealized gains on investments	(822,095)	(613,622)
Depreciation	(4,452)	(9,178)
Other	(12,995)	(14,959)
	(839,542)	(637,759)
Net deferred tax asset (liability)	$1,175,558	$(15,769)

As of December 31, 2010, the Company had consolidated federal NOLs of $1,230,800,000, none of which expire prior to 2023, that may be used to offset the taxable income of any member of the Company’s consolidated tax group.  In addition, the Company has $4,169,700,000 of federal NOLs that are only available to offset the taxable income of certain subsidiaries, none of which expire prior to 2017.  The Company also has various state NOLs that expire at different times, which are reflected in the above table to the extent the Company estimates its future taxable income will be apportioned to those states.  Uncertainties that may affect the utilization of the Company’s tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

At December 31, 2010, the Company concluded that it was more likely than not that it would have future taxable income sufficient to realize a significant portion of the Company’s net deferred tax asset; accordingly, $1,157,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.  During 2008, the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense.  See Note 2 for more information.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur.  In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2010 was as follows, excluding amounts allocated to income (losses) related to associated companies and discontinued operations (in thousands):

	2010	2009	2008

State income taxes	$3,162	$(1,890)	$1,904
Resolution of state tax contingencies	(600)	(2,025)	(254)
Federal income taxes:
Current	-	-	(116)
Deferred	-	-	(1,420)
Increase (decrease) in valuation allowance	(1,157,111)	-	1,672,138
Foreign income taxes	15,231	11,023	61
	$(1,139,318)	$7,108	$1,672,313

At December 31, 2009, the Company had a full valuation allowance against its net federal deferred tax asset, including its available NOLs.  As a result, the Company did not record any regular federal income tax expense for 2009.  Prior to September 30, 2010, the Company had been recording provisions or benefits for deferred federal minimum taxes payable, due to material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but prior to the election described below the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, prior to the fourth quarter of 2010 it would have been fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the year ended December 31, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $22,700,000 and $11,600,000 in accumulated other comprehensive income and income related to associated companies, respectively.

The Worker, Homeownership, and Business Assistance Act of 2009 provided taxpayers a special election for extended net operating loss carryback benefits, and with respect to any net operating loss for which the election was made, eliminated the limitation that applies to using the NOL to reduce alternative minimum taxable income.  In 2010, the Internal Revenue Service (“IRS”) provided additional guidance with respect to application of the law, and the Company made the election with respect to its 2008 NOL.  As a result, approximately $2,628,000,000 of the NOLs referred to above can be used to fully offset federal minimum taxable income (a potential savings of $52,600,000 of future federal minimum taxes), and no federal regular or minimum income tax would be payable on such income.  During 2010, the Company reversed deferred federal minimum tax liabilities which had been recorded in prior periods of $11,600,000 to income related to associated companies and $22,700,000 to accumulated other comprehensive income.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):

	2010	2009	2008

Expected federal income tax	$129,151	$(84,404)	$(130,027)
State income taxes, net of federal income tax benefit	3,162	(1,890)	1,904
Increase (decrease) in valuation allowance	(1,157,111)	-	1,672,138
Tax expense not provided on income recorded prior to the reversal of
deferred tax valuation allowance	(134,230)	-	-
Tax benefit of current year losses fully reserved in valuation allowance	-	101,927	130,319
Resolution of tax contingencies	(600)	(2,025)	(1,669)
Permanent differences	5,079	(17,523)	(292)
Foreign taxes	15,231	11,023	61
Other	-	-	(121)
Actual income tax provision (benefit)	$(1,139,318)	$7,108	$1,672,313

Reflected above as resolution of tax contingencies are reductions to the Company’s income tax provision for the expiration of the applicable statute of limitations and the favorable resolution of certain federal and state income tax contingencies.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the periods presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

As of January 1, 2008	$9,600	$3,700	$13,300
Additions to unrecognized tax benefits	1,200	-	1,200
Additional interest expense recognized	-	800	800
Audit payments	-	-	-
Reductions as a result of the lapse of the statute of
limitations and completion of audits	(2,900)	(1,300)	(4,200)
Balance, December 31, 2008	7,900	3,200	11,100
Additions to unrecognized tax benefits	200	-	200
Additional interest expense recognized	-	600	600
Audit payments	(200)	(100)	(300)
Reductions as a result of the lapse of the statute of
limitations and completion of audits	(1,200)	(800)	(2,000)
Balance, December 31, 2009	6,700	2,900	9,600
Additions to unrecognized tax benefits	-	-	-
Additional interest expense recognized	-	500	500
Audit payments	(100)	(100)	(200)
Reductions as a result of the lapse of the statute of
limitations and completion of audits	(300)	(300)	(600)
Balance, December 31, 2010	$6,300	$3,000	$9,300

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

Prior to May 2001, WilTel was included in the consolidated federal income tax return of its former parent, The Williams Companies Inc. (“Williams”).  Although the Company has no liability for any audit adjustments made to Williams’ consolidated tax returns, adjustments to Williams’ prior years’ tax returns could have affected certain of the Company’s tax attributes.  The Company has been informed by Williams that they have reached a settlement with the IRS for these prior periods, and based on the nature of the settlement the Company has concluded that the settlement will not have a material impact on the Company.

18.      Pension Plans and Postretirement Benefits:

Prior to 1999, the Company maintained a defined benefit pension plan covering employees of certain units who met age and service requirements.  This plan was frozen in 1998; in 2010 the plan was terminated and settled.  A contribution of $9,600,000 was made to the plan and the Company recognized a settlement charge of $12,700,000.

Pursuant to the WilTel sale agreement the responsibility for WilTel’s defined benefit pension plan was retained by the Company.  All benefits under this plan were frozen as of the date of sale.

A summary of activity with respect to defined benefit pension plans for 2010 and 2009 is as follows (in thousands):

	2010	2009
Projected Benefit Obligation:
Projected benefit obligation at beginning of period	$235,846	$223,241
Interest cost	12,295	13,142
Actuarial loss	19,313	10,832
Settlement payment	(50,200)	–
Benefits paid	(9,365)	(11,369)
Projected benefit obligation at December 31,	$207,889	$235,846

Change in Plan Assets:
Fair value of plan assets at beginning of period	$167,652	$160,992
Actual return on plan assets	6,898	15,655
Employer contributions	32,511	4,000
Settlement payment	(50,200)	–
Benefits paid	(9,365)	(11,369)
Administrative expenses	(2,372)	(1,626)
Fair value of plan assets at December 31,	$145,124	$167,652

Funded Status at end of year	$(62,765)	$(68,194)

As of December 31, 2010 and 2009, $68,100,000 and $64,000,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $62,800,000 and $68,200,000, respectively, was reflected as accrued pension cost.

Employer contributions expected to be paid in 2011 are $9,500,000.

Pension expense related to the defined benefit pension plans charged to results of continuing operations included the following components (in thousands):

	2010	2009	2008

Interest cost	$11,944	$12,433	$12,328
Expected return on plan assets	(7,936)	(7,679)	(10,647)
Actuarial loss	1,929	2,290	673
Amortization of prior service cost	2	3	3
Net pension expense	$5,939	$7,047	$2,357

At December 31, 2010, the plan’s assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)

Cash and cash equivalents	$21,748	$21,748
Bonds and notes:
U.S. Government and agencies	9,154	9,154
U.S. Government-Sponsored Enterprises	3,040	3,040
States, municipalities and political
subdivisions	325	325
All other corporates	110,857	110,857
Total	$145,124	$145,124

At December 31, 2009, the plans’ assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents	$3,888	$3,888	$–
Bonds and notes:
U.S. Government and agencies	19,529	19,445	84
U.S. Government-Sponsored Enterprises	18,683	2,997	15,686
States, municipalities and political
subdivisions	141	141	–
All other corporates	75,043	57,166	17,877
Equity securities:
Common stocks:
Banks, trusts and insurance companies	7,958	7,958	–
Industrial, miscellaneous and all other	42,107	42,107	–
Other	303	303	–
Total	$167,652	$134,005	$33,647

The estimated fair values for securities measured using Level 1 inputs are determined using publicly quoted market prices in active markets.  Certain of the corporate bonds are measured using Level 2 inputs.  Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive.  The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities.  At December 31, 2010, the plan did not have any fair value measurements using unobservable inputs (Level 3).

Historically, the investment objective of the plan has emphasized long-term capital appreciation as a primary source of return and current income as a supplementary source.  Over the last several years, volatility in the equity markets has resulted in periods of significant negative return on plan assets.  In order to reduce its exposure to the volatility in the equity markets, the plan has gradually adjusted its investment allocations to hold a greater percent of plan assets in high quality investment grade fixed income corporate bonds.  During 2010, equity prices began to decline and the Company reevaluated its investment strategy and began a gradual liquidation of all equity positions.

The current investment objectives are designed to minimize investment losses due to rising interest rates while providing a stable and predictable stream of investment income.  To further mitigate investment losses, the Company has placed certain investment restrictions and limitations over plan assets.  The restrictions and limitations include the following:

•
Fixed income securities will all be rated BBB- or better at the time of purchase, there will be no more than 5% at market in any one security (U.S. government and agency positions excluded), no more than a 30-year maturity in any one security and investments in standard collateralized mortgage obligations are limited to securities that are currently paying interest, receiving principal, do not contain leverage and are limited to 10% of the market value of the portfolio.

•
Plan assets are split into two separate portfolios, each with different duration and asset mix. The Investment Grade (“IG”) portfolio consists of investment grade fixed income corporate bonds with a maximum duration of 5 years.  The Fixed Income (“FI”) portfolio consists of investment grade bonds, short and mid-term government instruments, and cash and cash equivalents with a maximum duration of 2 years.

The IG and FI portfolios are managed to maximize the value of plan assets by minimizing exposure to changes in market interest rates.  This investment strategy provides the Company with more flexibility in managing the plan should interest rates rise and result in a decrease in the discounted value of benefit obligations.

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions:  2.5% current expected inflation, 1.5% to 1.7% real rate of return for short duration risk-free investments, 0.2% inflation risk premium, 0.75% default risk premium for the portion of the portfolio invested in corporate bonds, and 3.7% to 4.2% in equity risk premium (depending on asset class) in excess of short duration government bond returns.  The Company then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 6.0% expected long-term rate of return assumption for 2010.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Net loss arising during period	$(23,120)	$(5,161)
Settlement charge	16,891	–
Recognition of amortization in net periodic benefit cost:
Prior service cost	2	3
Actuarial loss	2,095	2,435
Total	$(4,132)	$(2,723)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2011 is $3,000,000.

The Company uses a December 31 measurement date for its plans.  Excluding the defined pension benefit plan terminated in 2010, the assumptions used relating to the defined benefit pension plan is as follows:

	2010	2009
Discount rate used to determine benefit
obligation at December 31,	5.5%	6.0%
Weighted-average assumptions used to determine
net cost for years ended December 31,:
Discount rate	6.0%	6.2%
Expected long-term return on plan assets	6.0%	6.0%

The timing of expected future pension benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate that is representative of the high quality corporate bond market.  At December 31, 2009, for the defined pension benefit plan that was settled, the discount rate for pension benefits (4.35%) was selected to result in an estimated projected benefit obligation on a plan termination basis, the expected long-term return on plan assets was 5.20% and the discount rate to determine net pension cost in 2009 was 5.25%.

The following pension benefit payments are expected to be paid (in thousands):

2011	$3,662
2012	3,594
2013	4,102
2014	4,536
2015	6,411
2016 – 2020	52,646

The Company and its consolidated subsidiaries have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were $2,600,000, $2,300,000 and $3,000,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Accumulated postretirement benefit obligations and amounts recognized in the consolidated statements of operations and in accumulated other comprehensive income (loss) were not significant.

19.      Commitments and Contingencies:

The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to thirty years.  Rental expense (net of sublease rental income) was $14,100,000 in 2010, $11,400,000 in 2009 and $12,000,000 in 2008.  Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2010 are as follows (in thousands):

2011	$7,000
2012	6,700
2013	5,500
2014	5,200
2015	4,800
Thereafter	33,200
62,400
Less: sublease income	-
$62,400

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to obtain project improvement bonds for the San Elijo Hills project.  These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn.  At December 31, 2010, $2,900,000 was outstanding under these bonds, substantially all of which expires in 2011.

As more fully discussed in Note 4, the Company and Berkshire Hathaway have agreed to share equally any losses incurred under Berkadia’s five-year credit facility.  At December 31, 2010, the amount outstanding under the facility was $915,000,000 (of which $250,000,000 was loaned by the Company); accordingly, the Company’s outstanding exposure to losses under the facility was $457,500,000.

In connection with Premier’s chapter 11 restructuring, the former holders of Premier’s bond debt argued that they were entitled to liquidated damages under the indenture governing the notes, and as such were entitled to more than the principal amount of the notes plus accrued interest that was paid to them when Premier emerged from bankruptcy in 2007.  Although the Company did not agree with the position taken by the Premier noteholders, in order to have Premier’s bankruptcy plan confirmed so that Premier could complete reconstruction of its property after Hurricane Katrina and open its business without further delay, Premier funded an escrow account to cover the Premier noteholders’ claim for additional damages in the amount of $13,700,000.  On September 3, 2010, the Bankruptcy Court for the Southern District of Mississippi awarded the Premier noteholders $9,600,000, plus interest at the federal judgment rate in effect on August 10, 2007 from that date until the date of payment, but in no event would the Premier noteholders be entitled to damages in an amount exceeding the amount held in the escrow account.  Any funds remaining in the escrow account after payment of the award are to be returned to Premier.  Premier has filed a notice of appeal of the Bankruptcy Court’s decision; no amounts are expected to be paid from the escrow account while the appeal is pending.  As a result of the Bankruptcy Court’s decision, the Company recorded a loss in selling, general and other expenses in 2010 for the award and interest of $11,200,000.

Hurricane Katrina completely destroyed the Hard Rock Biloxi’s casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures.  A new casino was constructed over water on concrete pilings that greatly improved the structural integrity of the facility; however, the threat of hurricanes remains a risk to the repaired and rebuilt facilities.  Premier’s current insurance policy provides up to $232,000,000 in coverage for damage to real and personal property including business interruption coverage.  The coverage is provided by a panel of insurers based out of the U.S., Bermuda and London and is comprised of a $50,000,000 primary layer and three excess layers.  The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better.  Although the insurance policy is an all risk policy, any loss resulting from a weather catastrophe occurrence, which is defined to include damage caused by a named storm, is sublimited to $100,000,000 with a deductible of $5,000,000.

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

21.      Earnings (Loss) Per Common Share:

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted-average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three year periods ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008 (c)

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National
Corporation common shareholders for basic
earnings (loss) per share	$1,939,312	$550,280	$(2,535,425)
Interest on 3¾% Convertible Notes	3,707	7,199	–
Net income (loss) attributable to Leucadia National
Corporation common shareholders for diluted
earnings (loss) per share	$1,943,019	$557,479	$(2,535,425)

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted-average shares	243,379	241,437	230,494
Stock options (a)	42	2	–
Warrants (b)	–	–	–
3¾% Convertible Notes	4,251	6,410	–
Denominator for diluted earnings (loss) per share	247,672	247,849	230,494

(a)
Options to purchase 1,865,625 and 2,247,590 weighted-average shares of common stock were outstanding during the years ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(b)
Warrants to purchase 4,000,000 shares of common stock at $28.515 per share were outstanding during the years ended December 31, 2010 and 2009, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the common shares.

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

22.      Fair Value of Financial Instruments:

Aggregate information concerning assets and liabilities at December 31, 2010 and 2009 that are measured at fair value on a recurring basis is presented below (dollars in thousands):

	December 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$247,017	$247,017	$–
All other corporates	6,572	6,324	248
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	7,716	–	7,716
U.S. Government-Sponsored Enterprises	823,383	–	823,383
All other corporates	192,533	150,193	42,340
Equity securities:
Common stocks:
Banks, trusts and insurance companies	49,276	49,276	–
Industrial, miscellaneous and all other	2,593,331	2,593,331	–
Investments in associated companies	1,314,227	1,314,227	–
Total	$5,234,055	$4,360,368	$873,687

Other current liabilities	$(2,413)	$(1,878)	$(535)
	December 31, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$80,419	$80,419	$–
All other corporates	386	386	–
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	25,791	25,791	–
U.S. Government-Sponsored Enterprises	358,220	–	358,220
All other corporates	23,184	22,998	186
Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,265	31,265	–
Industrial, miscellaneous and all other	1,525,808	1,525,808	–
Investments in associated companies	1,792,683	1,792,683	–
Total	$3,837,756	$3,479,350	$358,406

Other current liabilities	$(1,428)	$(1,114)	$(314)
Other non-current liabilities	(1,935)	–	(1,935)
Total	$(3,363)	$(1,114)	$(2,249)

At December 31, 2010 and 2009, the Company did not have material fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.

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

Aggregate information concerning assets and liabilities at December 31, 2010 and 2009 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

	December 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held and used (a)	$20,600	$–	$20,600	$–
Long-lived assets held for sale (b)	7,000	–	7,000	–
Other non-current investments (c)	2,200	–	–	2,200

	December 31, 2009
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held and used (a)	$2,900	$–	$–	$2,900
Long-lived assets held for sale (b)	2,200	–	2,200	–
Other non-current investments (c)	2,300	–	–	2,300

(a)
At December 31, 2010, the Company evaluated for impairment the carrying value of MB1’s real estate assets, recorded an impairment charge of $47,100,000 and reduced the carrying amount to its fair value of $18,100,000.  As of December 31, 2010, the Company also wrote down to fair value one of its real estate projects based on an appraisal and prices for similar assets, and recognized an impairment charge of $2,400,000, which is included in selling, general and other expenses.  See Note 2 for more information.

In 2009, Idaho Timber decided to close one of its plants.  Idaho Timber evaluated for impairment the plant’s long-lived assets, comprised of buildings, machinery and equipment, and customer relationships intangibles.  As of December 31, 2009, the carrying values of these long-lived assets held and used and intangible assets were written down to fair values.  The carrying values of long-lived assets held and used and intangible assets of $1,000,000 and $800,000, respectively, were written down to fair values of $700,000 and $0, respectively, resulting in an aggregate impairment charge during the fourth quarter of $1,100,000, which is included in selling, general and other expenses.  The fair values were determined using the present value of expected future cash flows.  As of December 31, 2009, the Company also wrote down a real estate property that under GAAP is considered to be held and used, but which the Company had recently decided to sell.  The Company wrote down this real estate property to fair value of $2,200,000 (resulting in an impairment charge included in selling, general and other expenses of $2,500,000), primarily using market information for similar assets.

(b)
Consists of a corporate aircraft at December 31, 2010 and real estate properties at December 31, 2009 for which the fair values were primarily based on prices for similar assets or appraisals.  The Company recognized $1,500,000 and $1,100,000 of impairment losses for 2010 and 2009, respectively, which are included in selling, general and other expenses.

(c)
At December 31, 2010, represents an investment in a non-public security of $2,200,000.  At December 31, 2009, represents $2,300,000 in non-agency mortgage-backed bond securitizations.  The investments in non-agency mortgage-backed bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The market for these securities is highly illiquid and they rarely trade.  The fair values were primarily determined using an income valuation model to calculate the present value of expected future cash flows, which incorporated assumptions regarding potential future rates of delinquency, prepayments, defaults, collateral losses and interest rates.  The investment in the non-public security is accounted for under the cost method of accounting for which the Company primarily reviewed issuer financial statements to determine its fair value.

The information in the tables above includes assets that are measured at fair value on a non-recurring basis as of the indicated balance sheet dates.  However, prior to year-end the Company recorded impairment charges for assets that resulted in write-downs to fair value in earlier periods.  For the years ended December 31, 2010, 2009 and 2008, net securities gains (losses) include impairment charges for investments aggregating $2,500,000, $31,400,000 and $143,400,000, respectively; see Note 2 for further information.

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

Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage-backed bond securitizations where the underlying assets are various individual mortgage loans, the zero-coupon note component of the FMG Note, the stock interest in LPH (at December 31, 2009), the stock interest in IFIS and various other non-publicly traded interests in equity and debt securities.  For the investments in private equity funds, IFIS and the FMG zero-coupon note, the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value.  For the bond securitization portfolio, future cash flows are re-estimated on a regular basis for each security to determine if impairment charges are required; accordingly the Company has concluded that the carrying amount of these securities approximates their fair values.  The fair values of the Company’s other non-publicly traded interests in equity and debt securities that are accounted for under the cost method (aggregating $28,700,000 and $35,000,000 at December 31, 2010 and 2009, respectively) were assumed to be at least equal to the carrying amount.  For these non-publicly traded interests in equity and debt securities, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.

(b)	Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c)	Notes receivable: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d)
Long-term and other indebtedness:  The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.  The fair value of the MB1 debt is the amount paid by the Company’s subsidiary for the collateralized property in the foreclosure sale; see Note 2.

(e)	Swap agreements: The fair values of the interest rate swap and currency rate swap agreements are based on rates currently available for similar agreements.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$264,572	$264,572	$84,707	$84,707
Non-current	3,832,659	3,832,659	2,128,238	2,128,238
Cash and cash equivalents	441,340	441,340	130,475	130,475
Notes receivable:
Current	740	740	437	437
Non-current	2,633	2,633	2,618	2,618

Financial Liabilities:
Indebtedness:
Current	543,780	461,350	312,592	281,481
Non-current	1,548,469	1,677,656	1,657,779	1,652,616
Securities sold not owned	1,878	1,878	1,114	1,114

Swap agreements:
Interest rate swaps	(535)	(535)	(1,935)	(1,935)
Foreign currency swaps	–	–	(314)	(314)

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

Associated companies include equity interests in other entities that the Company accounts for under the equity method of accounting.  Investments in associated companies that are accounted for under the equity method of accounting include HomeFed, JHYH, Berkadia and Garcadia.  Associated companies also include the Company’s investments in Jefferies and in ACF prior its sale in 2010, which were accounted for at fair value rather than under the equity method of accounting.

Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment and other income and securities gains and losses.  Corporate assets include the Company’s investment in Fortescue and in the Inmet common shares.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has manufacturing facilities located in Belgium and Mexico; these are the only foreign operations with non-U.S. revenue or assets that the Company consolidates, and are not material.  Unconsolidated non-U.S. based investments include a small Caribbean-based telecommunications provider and the investments in Fortescue and Inmet.  From time to time the Company may invest in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

Certain information concerning the Company’s segments is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired, which was November 2009 for Keen.  Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes and identifiable assets employed.

	2010	2009	2008
	(In millions)
Revenues and other income (a):
Manufacturing:
Idaho Timber	$172.9	$142.7	$235.3
Conwed Plastics	87.1	82.1	106.0
Oil and Gas Drilling Services (b)	116.6	60.5	–
Gaming Entertainment	114.8	103.6	119.1
Domestic Real Estate	17.1	30.6	15.1
Medical Product Development	.1	5.1	.6
Other Operations (c)	67.1	51.8	56.7
Corporate (d)	744.3	98.8	(42.3)
Total consolidated revenues and other income	$1,320.0	$575.2	$490.5

Income (loss) from continuing operations before income taxes:
Manufacturing:
Idaho Timber	$.5	$(12.7)	$.8
Conwed Plastics	8.8	11.6	14.0
Oil and Gas Drilling Services (b)	(13.9)	46.7	–
Gaming Entertainment	(2.2)	2.4	1.0
Domestic Real Estate	(54.9)	(71.3)	(14.7)
Medical Product Development	(25.4)	(23.8)	(36.6)
Other Operations (c)	(17.5)	(26.4)	(34.9)
Income (loss) related to Associated Companies	375.0	805.8	(536.8)
Corporate (d)	473.6	(167.7)	(301.1)
Total consolidated income (loss) from continuing
operations before income taxes	$744.0	$564.6	$(908.3)

Depreciation and amortization expenses:
Manufacturing: (e)
Idaho Timber	$6.1	$8.6	$8.4
Conwed Plastics	9.1	8.5	8.9
Oil and Gas Drilling Services	25.4	3.1	–
Gaming Entertainment	16.6	16.5	17.0
Domestic Real Estate	6.2	8.4	7.6
Medical Product Development	.9	.8	.8
Other Operations (e)	7.2	8.1	8.3
Corporate	21.0	18.5	12.9
Total consolidated depreciation and amortization expenses	$92.5	$72.5	$63.9

Identifiable assets employed:
Manufacturing:
Idaho Timber	$84.4	$94.2	$118.3
Conwed Plastics	60.8	67.9	78.5
Oil and Gas Drilling Services	237.2	257.1	–
Gaming Entertainment	253.2	267.0	281.6
Domestic Real Estate	255.0	311.6	409.7
Medical Product Development	17.0	26.7	21.2
Other Operations	167.5	158.3	177.7
Investments in Associated Companies	2,274.2	2,764.9	2,006.6
Corporate (f)	6,001.0	2,652.4	1,919.6
Assets of discontinued operations	–	162.3	185.3
Total consolidated assets	$9,350.3	$6,762.4	$5,198.5

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)	As more fully discussed above, investment and other income for oil and gas drilling services includes a bargain purchase gain of $49,300,000 in 2009.

(c)
Other operations includes pre-tax losses of $16,100,000, $25,300,000 and $33,300,000 for the years ended December 31, 2010, 2009 and 2008, respectively, for the investigation and evaluation of various energy related projects.  There were no material operating revenues or identifiable assets associated with these activities in any period; however, other income includes $11,100,000 in 2010 with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

(d)
Net securities gains (losses) for Corporate aggregated $179,500,000, $(21,100,000) and $(144,500,000) during 2010, 2009 and 2008, respectively.  Corporate net securities gains (losses) are net of impairment charges of $2,500,000, $31,400,000 and $143,400,000 during 2010, 2009 and 2008, respectively.  In 2010, security gains include a gain of $66,200,000 from the sale of the Company’s investment in LPH and a gain of $94,900,000 from the sale of certain of the Company’s common shares of Fortescue.  Corporate investment and other income includes the gain on sale of Las Cruces of $383,400,000 in 2010.

(e)	Includes amounts classified as cost of sales.

(f)
At December 31, 2010, the Company recognized a substantial portion of the net deferred tax asset by reversing $1,157,100,000 of its deferred tax valuation allowance; during 2008 the Company increased its deferred tax valuation allowance by $1,672,100,000 to reserve for substantially all of the net deferred tax asset.

(g)	For the years ended December 31, 2010, 2009 and 2008, interest expense is primarily comprised of Corporate; interest expense for other segments is not material.

24.      Selected Quarterly Financial Data (Unaudited):

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter
	(In thousands, except per share amounts)

2010
Revenues and other income	$259,295		$289,200	$185,865	$585,644
Income (loss) from continuing operations	$196,332		$(246,292)	$262,458	$1,676,589
Income (loss) from discontinued operations, net of taxes	$(4,827)		$10,014	$(12,370)	$(2,665)
Gain on disposal of discontinued operations, net of taxes	$-		$-	$39,882	$21,115
Net (income) loss attributable to the noncontrolling interest	$(26)		$1,134	$(2,215)	$183
Net income (loss)	$191,479		$(235,144)	$287,755	$1,695,222

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.81		$(1.01)	$1.08	$6.89
Income (loss) from discontinued operations	(.02)		.04	(.05)	(.01)
Gain on disposal of discontinued operations	-		-	.15	.08
Net income (loss)	$.79	$	( .97)	$1.18	$6.96
Number of shares used in calculation	243,291		243,312	243,317	243,546

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.80		$(1.01)	$1.07	$6.77
Income (loss) from discontinued operations	(.02)		.04	(.05)	(.01)
Gain on disposal of discontinued operations	-		-	.15	.08
Net income (loss)	$.78	$	( .97)	$1.17	$6.84
Number of shares used in calculation	247,594		243,312	247,572	247,847

2009
Revenues and other income	$102,986		$135,993	$143,431	$192,798
Income (loss) from continuing operations	$(135,726)		$411,190	$340,819	$(84,309)
Income (loss) from discontinued operations, net of taxes	$(4,407)		$(206)	$28,761	$(7,527)
Net loss attributable to the noncontrolling interest	$126		$39	$619	$901
Net income (loss)	$(140,007)		$411,023	$370,199	$(90,935)

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(.57)		$1.70	$1.40	$(.34)
Income (loss) from discontinued operations	(.02)		-	.12	(.03)
Net income (loss)	$(.59)		$1.70	$1.52	$(.37)
Number of shares used in calculation	238,499		241,095	243,238	243,170

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(.57)		$1.67	$1.38	$(.34)
Income (loss) from discontinued operations	(.02)		-	.12	(.03)
Net income (loss)	$(.59)		$1.67	$1.50	$(.37)
Number of shares used in calculation	238,499		248,135	247,711	243,170

Income (loss) from continuing operations includes a credit to income tax expense of $1,157,100,000 in the fourth quarter of 2010, resulting from the reversal of a portion of the deferred tax valuation allowance.  Income (loss) from continuing operations includes a credit to income tax expense of $11,600,000 in the third quarter of 2010, resulting from the reversal of deferred federal minimum tax liabilities which had been recorded in prior periods.

In 2010 and 2009, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule II – Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

		Additions					Deductions
		Charged
	Balance at	to Costs								Balance
	Beginning	and					Write			at End
Description	of Period	Expenses		Recoveries	Other		Offs	Other		of Period

2010
Allowance for
doubtful accounts	$3,971	$1,111		$2	$-		$374	$-		$4,710

Deferred tax asset
valuation allowance	$1,835,161	$-		$-	$-		$-	$1,725,980	(a)	$109,181

2009
Allowance for
doubtful accounts	$3,109	$1,623		$12	$-		$773	$-		$3,971

Deferred tax asset
valuation allowance	$2,307,281	$-		$-	$109,156	(c)	$-	$581,276	(d)	$1,835,161

2008
Allowance for
doubtful accounts	$1,639	$1,608		$355	$-		$493	$-		$3,109

Deferred tax asset
valuation allowance	$299,775	$1,672,138	(b)	$-	$335,368	(c)	$-	$-		$2,307,281

(a)
During 2010, the Company’s revised projections of future taxable income enabled it to conclude that it was more likely than not that it will have future taxable income sufficient to realize a significant portion of the Company’s net deferred tax asset; accordingly, $1,157,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

(b)
During 2008 the Company concluded that a valuation allowance was required against substantially all of the net deferred tax asset, and increased its valuation allowance by $1,672,100,000 with a corresponding charge to income tax expense.  See Note 2 of Notes to Consolidated Financial Statements for more information.

(c)	Represents the tax effect of losses during 2009 and 2008, which were reserved for in the deferred tax asset valuation allowance.

(d)	Primarily represents the tax effect of the change in unrealized gains (losses) on investments.

AMERICREDIT CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,
	2010	2009

Assets
Cash and cash equivalents	$282,273	$193,287
Finance receivables, net	8,160,208	10,037,329
Restricted cash – securitization notes payable	930,155	851,606
Restricted cash – credit facilities	142,725	195,079
Property and equipment, net	37,734	44,195
Leased vehicles, net	94,677	156,387
Deferred income taxes	81,836	75,782
Income tax receivable		197,579
Other assets	151,425	207,083

Total assets	$9,881,033	$11,958,327

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$598,946	$1,630,133
Securitization notes payable	6,108,976	7,426,687
Senior notes	70,620	91,620
Convertible senior notes	414,068	392,514
Accrued taxes and expenses	210,013	157,640
Interest rate swap agreements	70,421	131,885
Other liabilities	7,565	20,540

Total liabilities	7,480,609	9,851,019

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $.01 par value per share,
20,000,000 shares authorized; none issued
Common stock, $.01 par value per share,
350,000,000 shares authorized;
136,856,360 and 134,977,812 shares issued	1,369	1,350
Additional paid-in capital	327,095	284,961
Accumulated other comprehensive income (loss)	11,870	(21,099)
Retained earnings	2,099,005	1,878,459

	2,439,339	2,143,671

Treasury stock, at cost (1,916,510 and
1,806,446 shares)	(38,915)	(36,363)

Total shareholders’ equity	2,400,424	2,107,308

Total liabilities and shareholders’ equity	$9,881,033	$11,958,327

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(dollars in thousands, except per share data)

	Years Ended June 30,
	2010	2009	2008

Revenue
Finance charge income	$1,431,319	$1,902,684	$2,382,484
Other income	91,215	116,488	160,598
Gain on retirement of debt	283	48,152

	1,522,817	2,067,324	2,543,082

Costs and expenses
Operating expenses	288,791	308,803	397,814
Leased vehicles expenses	34,639	47,880	36,362
Provision for loan losses	388,058	972,381	1,130,962
Interest expense	457,222	726,560	858,874
Restructuring charges, net	668	11,847	20,116
Impairment of goodwill			212,595

	1,169,378	2,067,471	2,656,723

Income (loss) before income taxes	353,439	(147)	(113,641)

Income tax provision (benefit)	132,893	10,742	(31,272)

Net income (loss)	220,546	(10,889)	(82,369)

Other comprehensive income (loss)
Unrealized gains (losses) on cash flow hedges	43,306	(26,871)	(84,404)
Foreign currency translation adjustment	8,230	750	5,855
Unrealized losses on credit enhancement assets			(232)
Income tax (provision) benefit	(18,567)	11,426	26,683

Other comprehensive income (loss)	32,969	(14,695)	(52,098)

Comprehensive income (loss)	$253,515	$(25,584)	$(134,467)

Earnings (loss) per share
Basic	$1.65	$(0.09)	$(0.72)

Diluted	$1.60	$(0.09)	$(0.72)

Weighted average shares
Basic	133,845,238	125,239,241	114,962,241

Diluted	138,179,945	125,239,241	114,962,241

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount

Balance at July 1, 2007	120,590,473	$1,206	$163,051	$45,694	$1,989,780	1,934,061	$(43,139)

Common stock issued on exercise of options	1,138,691	11	12,561

Common stock issued on exercise of warrants	1,065,047	11	8,581

Uncertain tax position liability adjustment					(463)

Income tax benefit from exercise of options and
amortization of convertible note hedges			13,443

Common stock cancelled - restricted stock	(15,050)

Common stock issued for employee benefit plans	987,089	10	2,140			(214,377)	6,606

Stock based compensation expense			17,945

Repurchase of common stock						5,734,850	(127,901)

Amortization of warrant costs			10,193

Retirement of treasury stock	(5,000,000)	(50)	(93,850)		(17,600)	(5,000,000)	111,500

Other comprehensive loss, net
of income tax benefit of $26,683				(52,098)

Net loss					(82,369)

Balance at June 30, 2008	118,766,250	1,188	134,064	(6,404)	1,889,348	2,454,534	(52,934)

Common stock issued on exercise of options	131,654	1	1,053

Common stock issued relating to retirement of debt	15,122,670	151	90,830

Income tax benefit from exercise of options and
amortization of convertible note hedges			10,678

Common stock cancelled - restricted stock	(47,000)

Common stock issued for employee benefit plans	1,004,238	10	(11,029)			(648,088)	16,571

Stock based compensation expense			14,264

Amortization of warrant costs			45,101

Other comprehensive loss, net of income tax benefit of $11,426				(14,695)

Net loss					(10,889)

Balance at June 30, 2009	134,977,812	1,350	284,961	(21,099)	1,878,459	1,806,446	(36,363)

Common stock issued on exercise of options	837,411	8	11,597

Income tax benefit from exercise of options and
amortization of convertible note hedges			9,434

Common stock issued for employee benefit plans	1,041,137	11	4,020			110,064	(2,552)

Stock based compensation expense			15,115

Amortization of warrant costs			1,968

Other comprehensive income, net
of income tax provision of $18,567				32,969

Net income					220,546

Balance at June 30, 2010	136,856,360	$1,369	$327,095	$11,870	$2,099,005	1,916,510	$(38,915)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended June 30,
	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$220,546	$(10,889)	$(82,369)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	79,044	109,008	86,879
Provision for loan losses	388,058	972,381	1,130,962
Deferred income taxes	(24,567)	226,783	(146,361)
Stock based compensation expense	15,115	14,264	17,945
Amortization of warrant costs	1,968	45,101	10,193
Non-cash interest charges on convertible debt	21,554	22,506	22,062
Accretion and amortization of loan fees	4,791	19,094	29,435
Gain on retirement of debt	(283)	(48,907)
Impairment of goodwill			212,595
Other	(15,954)	2,773	6,126
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable	197,402	(174,682)	(22,897)
Other assets	5,256	(6,704)	(15,627)
Accrued taxes and expenses	35,779	(52,113)	11,018
Net cash provided by operating activities	928,709	1,118,615	1,259,961
Cash flows from investing activities
Purchases of receivables	(2,090,602)	(1,280,291)	(6,260,198)
Principal collections and recoveries on receivables	3,606,680	4,257,637	6,108,690
Purchases of property and equipment	(1,581)	(1,003)	(8,463)
Change in restricted cash – securitization notes payable	(78,549)	131,064	31,683
Change in restricted cash – credit facilities	52,354	63,180	(92,754)
Change in other assets	43,875	12,960	(41,731)
Proceeds from money market fund	10,047	104,319
Investment in money market fund		(115,821)
Net purchases of leased vehicles			(198,826)
Distributions from gain on sale Trusts			7,466
Net cash provided (used) by investing activities	1,542,224	3,172,045	(454,133)
Cash flows from financing activities
Net change in credit facilities	(1,031,187)	(1,278,117)	385,611
Issuance of securitization notes payable	2,352,493	1,000,000	4,250,000
Payments on securitization notes payable	(3,674,062)	(3,987,424)	(5,774,035)
Debt issuance costs	(24,754)	(32,609)	(39,347)
Net proceeds from issuance of common stock	15,635	3,741	25,174
Retirement of debt	(20,425)	(238,617)
Repurchase of common stock			(127,901)
Other net changes	645	(603)	323
Net cash used by financing activities	(2,381,655)	(4,533,629)	(1,280,175)
Net increase (decrease) in cash and cash equivalents	89,278	(242,969)	(474,347)
Effect of Canadian exchange rate changes on cash and cash equivalents	(292)	2,763	(2,464)
Cash and cash equivalents at beginning of year	193,287	433,493	910,304
Cash and cash equivalents at end of year	$282,273	$193,287	$433,493

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

Recent Events

On July 21, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with General Motors Holdings LLC (“GM Holdings”), a Delaware limited liability company and a wholly owned subsidiary of General Motors Company (“General Motors”), and Goalie Texas Holdco Inc. (“Merger Sub”), a Texas corporation and a direct wholly owned subsidiary of GM Holdings. Under the terms of the Merger Agreement, Merger Sub will be merged with and into AmeriCredit, with AmeriCredit continuing as the surviving corporation and a direct wholly owned subsidiary of GM Holdings (the “Merger”). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than (i) any shares held by us or any of our subsidiaries immediately prior to the Effective Time, which shares will be cancelled with no consideration in exchange for such cancellation, and (ii) any shares held by our shareholders who are entitled to and who properly exercise appraisal rights under Texas law) will be converted into the right to receive $24.50 in cash, without interest.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, and income taxes.

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

Charge-off Policy

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $12.4 million and $20.4 million at June 30, 2010 and 2009, respectively, are included in other assets on the consolidated balance sheets pending sale.

Securitization

The structure of our securitization transactions does not qualify under the accounting criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings.  Therefore, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and record a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash – securitization notes payable, which is invested in highly liquid securities with original maturities of 90 days or less or in highly rated guaranteed investment contracts.

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of receivables. Such securitization transactions are referred to herein as gain on sale Trusts. We had no gain on sale Trusts outstanding as of June 30, 2010.

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

Leased Vehicles

Leased vehicles consist of automobiles leased to consumers. These assets are reported at cost, less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the term of the lease. Leased vehicles are depreciated to the estimated residual value at the end of the lease term.  Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.

Goodwill

Under the purchase method of accounting, the net assets of entities acquired by us are recorded at their estimated fair value at the date of acquisition. The excess cost of the acquisition over the fair value is recorded as goodwill. Goodwill is subject to impairment testing using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. We have determined that we have only one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value (i.e., the fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge in earnings.

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

A summary of changes to goodwill is as follows (in thousands):

Years ended June 30,	2008
Balance at beginning of year		$208,435

Adjustments to goodwill		4,160
Impairment		(212,595)

Balance at end of year	$

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

We use regression analysis to assess hedge effectiveness of our cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At June 30, 2010, all of our interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. We use the hypothetical derivative method to measure the amount of ineffectiveness and a net earnings impact occurs when the change in the value of a derivative instrument does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges is not material.

The effective portion of the changes in the fair value of the interest rate swaps qualifying as cash flow hedges are included as a component of accumulated other comprehensive income (loss) as an unrealized gain or loss on cash flow hedges.  These unrealized gains or losses are recognized as adjustments to income over the same period in which cash flows from the related hedged item affect earnings. However, if we expect the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged item, the loss is reclassified to earnings for the amount that is not expected to be recovered. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in interest expense on our consolidated statements of operations and comprehensive operations. We discontinue hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

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

We account for uncertainty in income taxes in the financial statements. See Note 14 - “Income Taxes” for a discussion of the accounting for uncertain tax positions.

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

Stock Based Compensation

Share-based payment transactions are measured at fair value and recognized in the financial statements. For fiscal 2010, 2009, and 2008, we have recorded total stock based compensation expense of $15.1 million ($9.4 million net of tax), $14.3 million ($9.2 million net of tax), and $17.9 million ($13.5 million net of tax), respectively.

The excess tax benefit of the stock based compensation expense related to the exercise of stock options of $1.1 million and $1.3 million for fiscal 2010 and 2008, respectively, has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2010	2009	2008

Expected dividends	0	0	0
Expected volatility	65.7%	92.1%	60.8%
Risk-free interest rate	1.2%	1.7%	3.3%
Expected life	1.4 years	2.0 years	1.2 years

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the accounting for transfers of financial assets, as well as the consolidation of variable interest entities. The adoptions of the changes in accounting are effective for us beginning with the first quarter in fiscal 2011. We do not anticipate the impact of the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

On July 21, 2010, FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing disclosure requirements surrounding finance receivables and the allowance for loan losses. The objectives of the enhanced disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in financing receivables, how that risk is analyzed in determining the related allowance for loan losses, and changes to the allowance during the reporting period. The new disclosures are required starting in the first interim or annual reporting period on or after December 31, 2010. We do not anticipate the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

2.  Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2010	2009

Finance receivables unsecuritized, net of fees	$1,533,673	$2,534,158

Finance receivables securitized, net of fees	7,199,845	8,393,811

Less allowance for loan losses	(573,310)	(890,640)

	$8,160,208	$10,037,329

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $651.3 million and $2,037.6 million pledged under our credit facilities as of June 30, 2010 and 2009, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $491.2 million and $667.3 million of delinquent finance receivables as of June 30, 2010 and 2009, respectively.

Finance contracts are purchased by us from auto dealers without recourse, and accordingly, the dealer has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts.  We record the amortization of participation fees and accretion of acquisition fees to finance charge income using the effective interest method.

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2010	2009	2008

Balance at beginning of year	$890,640	$951,113	$820,088
Repurchase of receivables			109
Provision for loan losses	388,058	972,381	1,130,962
Net charge-offs	(705,388)	(1,032,854)	(1,000,046)

Balance at end of year	$573,310	$890,640	$951,113

3.  Securitizations

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2010	2009	2008

Receivables securitized	$2,843,308	$1,289,082	$4,634,083
Net proceeds from securitization	2,352,493	1,000,000	4,250,000
Servicing fees:
Sold		28	168
Secured financing (a)	196,304	237,471	306,949
Distributions from Trusts:
Sold			7,466
Secured financing	424,161	429,457	668,510

(a)	Cash flows received for servicing securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations and comprehensive operations.

We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.

As of June 30, 2010 and 2009, we were servicing $7.2 billion and $8.4 billion, respectively, of finance receivables that have been transferred to securitization Trusts.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche Bank (“Deutsche”). Under this agreement and subject to certain terms, Deutsche committed to purchase triple-A rated asset-backed securities issued by our sub-prime AmeriCredit Automobile Receivables Trust (“AMCAR”) securitization platform in registered public offerings. We paid $20.0 million of upfront commitment fees and issued a warrant to purchase up to 7.5 million shares of our common stock valued at $48.9 million in connection with the agreement. We utilized $752.8 million of the commitment in conjunction with the execution of our AMCAR 2008-1 and 2008-2 transactions. Effective December 19, 2008, we entered into a letter agreement with Deutsche whereby the parties mutually agreed to terminate the forward purchase commitment agreement. The remaining unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million at the termination date were charged to interest expense during fiscal 2009. See Note 11 - “Common Stock and Warrants” for a discussion of warrants issued by us in connection with this transaction.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. The facilities were renewed for another one year term in September 2009. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees and issued a warrant to purchase up to 1.0 million shares of our common stock valued at $8.3 million in connection with these facilities, which were amortized to interest expense over the original one year term of the facilities. Unamortized warrant costs of $2.0 million and unamortized commitment fees of $0.5 million, as of June 30, 2009, are included in other assets on the consolidated balance sheets. See Note 11 - “Common Stock and Warrants” for a discussion of warrants issued by us in connection with this transaction.

We have analyzed the warrant transactions regarding accounting for derivative financial instruments indexed to and potentially settled in a company’s own stock and determined they meet the criteria for classification as equity transactions.  As a result, amortization of the warrant costs is reflected in additional paid-in capital on our consolidated balance sheets, and we did not recognize subsequent changes in their fair value.

In November 2008, we entered into a purchase agreement with Fairholme Funds Inc. (“Fairholme”) under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction. See Note 7 - “Senior Notes and Convertible Senior Notes” for discussion of other transactions with Fairholme.

4.  Investment in Money Market Fund

We had an investment in the Reserve Primary Money Market Fund (the “Reserve Fund”), a money market fund which has subsequently liquidated its portfolio of investments. As of June 30, 2009, the investment was valued at the estimated net asset value of $0.97 per share as published by the Reserve Fund. Through June 30, 2010, we have received distributions from the Reserve Fund representing approximately $0.99 per share in total distributions.

5.        Credit Facilities

Amounts outstanding under our credit facilities are as follows (in thousands):

June 30,	2010	2009

Medium term note facility	$598,946	$750,000
Master/Syndicated warehouse facility		569,756
Prime/Near prime facility		250,377
Lease warehouse facility		60,000

	$598,946	$1,630,133

Further detail regarding terms and availability of the credit facilities as of June 30, 2010, follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (c)

Master/Syndicated warehouse facility(a):	$1,300,000			$300
Medium term note facility (b):		$598,946	$651,255	115,837

	$1,300,000	$598,946	$651,255	$116,137

(a)
In February 2011 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2012 when the remaining balance will be due and payable.

(b)
The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(c)	These amounts do not include cash collected on finance receivables pledged of $26.6 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. Additionally, the credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of June 30, 2010, we were in compliance with all covenants in our credit facilities.

On February 26, 2010, we increased and extended our master/syndicated warehouse facility. The borrowing capacity available under the facility increased to $1.3 billion from $1.0 billion and includes commitments from eight lenders. On August 20, 2010, the master/syndicated warehouse facility was amended to allow for the change of control following the consummation of the pending Merger.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $8.3 million and $16.1 million, as of June 30, 2010 and 2009, respectively, are included in other assets on the consolidated balance sheets.

6.  Securitization Notes Payable

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $19.7 million and $13.9 million as of June 30, 2010 and 2009, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2010	Note Balance at June 30, 2010	Note Balance at June 30, 2009

2004-D-F	July 2011	$750,000	3.1%			$48,301
2005-A-X	October 2011	900,000	3.7%			72,264
2005-1	May 2011	750,000	4.5%			57,059
2005-B-M	May 2012	1,350,000	4.1%			159,428
2005-C-F	June 2012	1,100,000	4.5%	$77,101	$69,967	160,112
2005-D-A	November 2012	1,400,000	4.9%	130,552	118,645	245,084
2006-1	May 2013	945,000	5.3%	107,872	83,724	162,775
2006-R-M	January 2014	1,200,000	5.4%	282,564	253,467	452,604
2006-A-F	September 2013	1,350,000	5.6%	231,544	209,606	371,300
2006-B-G	September 2013	1,200,000	5.2%	250,414	227,503	386,480
2007-A-X	October 2013	1,200,000	5.2%	302,553	276,588	447,945
2007-B-F	December 2013	1,500,000	5.2%	449,540	410,193	650,889
2007-1	March 2016	1,000,000	5.4%	260,396	263,468	430,801
2007-C-M	April 2014	1,500,000	5.5%	526,484	481,155	742,002
2007-D-F	June 2014	1,000,000	5.5%	381,097	347,913	539,020
2007-2-M	March 2016	1,000,000	5.3%	363,564	347,739	535,200
2008-A-F	October 2014	750,000	6.0%	431,228	343,753	518,835
2008-1	January 2015	500,000	8.7%	356,580	221,952	388,355
2008-2	April 2015	500,000	10.5%	378,821	230,803	400,108
2009-1	January 2016	725,000	7.5%	675,981	450,998
2009-1 (APART)	July 2017	227,493	2.7%	228,458	163,350
2010-1	July 2017	600,000	3.7%	600,341	511,583
2010-A	July 2017	200,000	3.1%	224,084	187,162
2010-2	June 2016	600,000	3.8%	609,800	583,210
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	10,635	11,271	26,800
BV2005-LJ-2 (a) (c)	February 2014	185,596	4.6%	12,215	11,467	26,668
BV2005-3 (a)	June 2014	220,107	5.1%	21,211	22,359	43,065
LB2004-C (a)	July 2011	350,000	3.5%			23,543
LB2005-A (a)	April 2012	350,000	4.1%	14,852	15,708	41,040
LB2005-B (a)	June 2012	350,000	4.4%	24,567	22,293	53,157
LB2006-A (a)	May 2013	450,000	5.4%	54,482	49,638	97,058
LB2006-B (a)	September 2013	500,000	5.2%	80,735	83,194	148,167
LB2007-A	January 2014	486,000	5.0%	112,174	110,267	198,627

		$25,371,296		$7,199,845	$6,108,976	$7,426,687

(a)	Transactions relate to securitization Trusts acquired by us.
(b)
Maturity date represents final legal maturity of securitization notes payable.  Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.  Expected principal payments are $3,075.5 million in fiscal 2011, $1,961.6 million in fiscal 2012, $625.2 million in fiscal 2013, $280.5 million in fiscal 2014, $131.8 million in fiscal 2015 and $37.7 million thereafter.

(c)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us as of June 30, 2010.

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

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of June 30, 2010, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

During fiscal 2010, 2009 and 2008, we exceeded certain portfolio performance ratios in several AMCAR and LBAC securitizations. Excess cash flows from these Trusts have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

On January 22, 2010, we entered into an agreement with Assured Guaranty Municipal Corp. (“Assured”), to increase the levels of additional specified targeted portfolio performance ratios in the AMCAR 2007-D-F, AMCAR 2008-A-F, LB2006-B and LB2007-A securitizations. As part of this agreement, we deposited $38.0 million in the AMCAR 2007-D-F securitization restricted cash account and $57.0 million in the AMCAR 2008-A-F securitization restricted cash account. This cash is expected to be redistributed to us over time as the securitization notes pay down.

7.  Senior Notes and Convertible Senior Notes

Senior notes and convertible senior notes consist of the following (in thousands):

	June 30,	June 30,
	2010	2009

8.5% Senior Notes (due July 2015)	$70,620	$91,620

0.75% Convertible Senior Notes
(due in September 2011)	247,000	247,000
Debt discount	(17,645)	(31,088)
2.125% Convertible Senior Notes
(due in September 2013)	215,017	215,017
Debt discount	(30,304)	(38,415)

	$414,068	$392,514

As a result of adopting new guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), we have separately accounted for the liability and equity components of the convertible senior notes due in September 2011 and 2013, retrospectively, based on our nonconvertible debt borrowing rate on the issuance date of approximately 7%. At issuance, the liability and equity components were $404.3 million and $145.7 million ($91.7 million net of deferred taxes), respectively. The debt discount is being amortized to interest expense over the expected term of the notes based on the effective interest method.

Interest expense related to the convertible senior notes consists of the following (in thousands):

Years Ended June 30,	2010	2009	2008

Discount amortization	$21,554	$22,506	$22,062
Contractual interest	6,421	7,379	7,906
Total interest expense related to
convertible senior notes	$27,975	$29,885	$29,968

Debt issuance costs related to the senior notes and the convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $0.9 million and $1.4 million related to the senior notes and $2.8 million and $4.2 million related to the convertible senior notes are included in other assets on the consolidated balance sheets as of June 30, 2010 and 2009, respectively. Debt issuance costs of approximately $3.5 million directly related to the issuance of the convertible senior notes have been allocated to the equity component in proportion to the allocation of proceeds.

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

In November 2008, we issued 15,122,670 shares of our common stock to Fairholme Funds Inc (“Fairholme”), in a non-cash transaction, in exchange for $108.4 million of our senior notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $14.7 million, net of transaction costs, on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of these shares.

During fiscal 2010, we repurchased on the open market $21.0 million of senior notes due in 2015 at an average price of 97.3% of the principal amount of the notes repurchased which resulted in a gain on retirement of debt of $0.3 million.

In the event of a change of control, each holder of senior notes shall have the right, at the holder's option, to require us to repurchase all or any part of such holder’s senior notes pursuant to a notice from us describing the transaction that constitutes a change of control at an offer price equal to 101% of the principal amount of the notes.

Convertible Senior Notes

Interest on the convertible senior notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued. At June 30, 2010 and 2009, the if-converted value did not exceed the principal amount of the convertible senior notes.

In connection with the issuance of the convertible senior notes due in 2011 and 2013, we purchased call options that entitle us to purchase shares of our common stock in an amount equal to the number of shares issued upon conversion of the notes at $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively.  These call options are expected to allow us to offset the dilution of our shares if the conversion feature of the convertible senior notes is exercised.

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

We have analyzed the conversion feature, call option and warrant transactions regarding accounting for derivative financial instruments indexed to and potentially settled in a company’s own stock and determined they meet the criteria for classification as equity transactions. As a result, both the cost of the call options and the proceeds of the warrants are reflected in additional paid-in capital on our consolidated balance sheets, and we will not recognize subsequent changes in their fair value.

During fiscal 2009, we repurchased on the open market $28.0 par value million of our convertible senior notes due in 2011 at an average price of 44.2% of the principal amount of the notes repurchased. We also repurchased $60.0 par value million of our convertible senior notes due in 2013 at an average price of 44.1% of the principal amount of the notes repurchased. In connection with these repurchases, we recorded a gain on retirement of debt of $32.7 million.

During fiscal 2009, we repurchased and retired all $200.0 million of our convertible notes due in November 2023 at an average price equal to 99.5% of the principal amount of notes redeemed. We recorded a gain on retirement of debt of $0.8 million.

In the event of a change of control, each holder of convertible senior notes shall have the right, at the holder's option, to require us to repurchase all or any part of such holder’s convertible senior notes pursuant to a notice from us describing the transaction that constitutes a change of control at an offer price equal to 100% of the principal amount of the notes.

8.  Derivative Financial Instruments and Hedging Activities

We are exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on our credit facilities and on certain securitization notes payable.  See Note 1 - “Summary of Significant Accounting Policies - Derivative Financial Instruments” for more information regarding our derivative financial instruments and hedging activities.

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	June 30, 2010		June 30, 2009
	Notional	Fair Value	Notional	Fair Value

Assets

Interest rate swaps (a)	$1,682,182	$26,194	$2,592,548	$24,267
Interest rate caps (a)	774,456	3,188	1,914,886	15,858

Total assets	$2,456,638	$29,382	$4,507,434	$40,125

Liabilities

Interest rate swaps	$1,682,182	$70,421	$2,592,548	$131,885
Interest rate caps (b)	708,287	3,320	1,721,044	16,644
Foreign currency contracts (b)(c)	58,470	1,206

Total liabilities	$2,448,939	$74,947	$4,313,592	$148,529

(a)	Included in other assets on the consolidated balance sheets.
(b)	Included in other liabilities on the consolidated balance sheets.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the quarter end rate.

Interest rate swap agreements designated as hedges had unrealized losses of approximately $53.8 million and $97.1 million included in accumulated other comprehensive income (loss) as of June 30, 2010 and 2009, respectively. The ineffectiveness related to the interest rate swap agreements was $0.4 million and $0.8 million for fiscal 2010 and 2009, respectively, and immaterial for fiscal 2008. We estimate approximately $43.7 million of unrealized losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains of $12.6 million and $22.7 million included in interest expense on the consolidated statements of operations for fiscal 2010 and 2009, respectively.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions.  As of June 30, 2010 and 2009, these restricted cash accounts totaled $26.7 million and $45.7 million, respectively, and are included in other assets on the consolidated balance sheets.

On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) and 16 additional affiliates of LBHI (together with LBHI, “Lehman”), filed petitions in bankruptcy court. Lehman was the hedge counterparty on interest rate swaps with notional amounts of $1.1 billion. In November 2008, we replaced Lehman as the counterparty on these interest rate swaps. Upon replacement we designated these new swaps as hedges. From July 1, 2008 until the hedge designation date of the replacement swaps, the change in fair value on these swap agreements resulted in a $34.1 million loss for fiscal 2009, and is included in interest expense in the consolidated statements of operations and comprehensive operations.

The following tables present information on the effect of derivative instruments on the consolidated statements of operations and comprehensive operations for fiscal 2010 and 2009, respectively (in thousands):

	Income (Losses) Recognized In Income
	2010	2009	2008
Non-Designated hedges:

Interest rate contracts (a)	$13,248	$(12,463)		$6,891
Foreign currency contracts (b)	(1,206)

Total	$12,042	$(12,463)		$6,891

Designated hedges:

Interest rate contracts (a)	$394	$(781)	$

Total	$394	$(781)	$

	(Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	2010	2009	2008
Designated hedges:

Interest rate contracts (a)	$(36,761)	$(109,115)	$(109,039)

Total	$(36,761)	$(109,115)	$(109,039)

	(Losses) Reclassified From Accumulated Other Comprehensive
	Income (Loss) into Income (c)
	2010		2009		2008

Designated hedges:

Interest rate contracts (a)	$	(80,067)	$	(82,244)	$(24,635)

Total	$	(80,067)	$	(82,244)	$(24,635)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	Income (losses) recognized in income are included in operating expenses.
(c)	Losses reclassified from AOCI into income for effective and ineffective portions are included in interest expense.

9.  Fair Values of Assets and Liabilities

Effective July 1, 2008, we adopted fair value measurement guidance which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

(A)
Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

(B)	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and
(C)
Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models).  Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2010:

	June 30, 2010
	(in thousands)

	Fair Value Measurements Using
	Level 1
	Quoted
	Prices	Level 2
	In Active	Significant	Level 3	Assets/
	Markets	Other	Significant	Liabilities
	Identical	Observable	Unobservable	At Fair
	Assets	Inputs	Inputs	Value

Assets

Derivatives not designated as
hedging instruments:

Interest rate caps (A)		$3,188		$3,188
Interest rate swaps (C)			$26,194	26,194

Total assets	$	$3,188	$26,194	$29,382

Liabilities

Derivatives designated as
hedging instruments:

Interest rate swaps (C)			$70,421	$70,421

Derivatives not designated as
hedging instruments:

Interest rate caps (A)		$3,320		3,320
Foreign currency contracts (A)		1,206		1,206

Total liabilities	$	$4,526	$70,421	$74,947

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2009:

	June 30, 2009
	(in thousands)

	Fair Value Measurements Using
	Level 1
	Quoted
	Prices	Level 2
	In Active	Significant	Level 3	Assets/
	Markets	Other	Significant	Liabilities
	Identical	Observable	Unobservable	At Fair
	Assets	Inputs	Inputs	Value

Assets

Investment in money
market fund (A)			$8,027	$8,027

Derivatives not designated as
hedging instruments:

Interest rate caps (A)		$15,858		15,858
Interest rate swaps (C)			24,267	24,267

Total assets	$	$15,858	$32,294	$48,152

Liabilities

Derivatives designated as
hedging instruments:

Interest rate swaps (C)			$131,885	$131,885

Derivatives not designated as
hedging instruments:

Interest rate caps (A)		$16,644		16,644

Total liabilities	$	$16,644	$131,885	$148,529

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

Financial instruments are considered Level 3 when their values are determined using price models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. A brief description of the valuation techniques used for our Level 3 assets and liabilities is provided below and in Note 4 - “Investment in Money Market Fund”.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2010 and 2009 (in thousands):

	Assets		Liabilities
	Interest Rate Swap	Investment in Money	Interest Rate Swap
	Agreements	Market Fund	Agreements

Balance at July 1, 2008	$3,572		$(76,269)
Transfers into Level 3		$115,821
Total realized and unrealized gains (losses)
Included in earnings	22,700	(3,475)	(34,926)
Included in other comprehensive income			(109,115)
Settlements	(2,005)	(104,319)	88,425
Balance at June 30, 2009	24,267	8,027	(131,885)
Total realized and unrealized gains (losses)
Included in earnings	12,595	2,020	394
Included in other comprehensive income			(36,761)
Settlements	(10,668)	(10,047)	97,831
Balance at June 30, 2010	$26,194		$(70,421)

Derivatives

The fair values of our interest rate caps are valued based on quoted market prices received from bank counterparties and are classified as Level 2.

Our interest rate swaps are not exchange traded but instead traded in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves and credit curves. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impacts of our and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative assets and liabilities.

10.  Commitments and Contingencies

Leases

Our credit centers are generally leased for terms of up to five years with certain rights to extend for additional periods. We also lease space for our administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $12.9 million, $15.6 million and $18.5 million for fiscal 2010, 2009 and 2008, respectively.

Operating lease commitments for years ending June 30 are as follows (in thousands):

2011	$11,174
2012	11,097
2013	10,522
2014	10,248
2015	9,878
Thereafter	24,560

$77,479

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and finance receivables. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions and highly rated investments in guaranteed investment contracts. The counterparties to our derivative financial instruments are various major financial institutions. Finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas and California each accounting for 14% and 11%, respectively, of the finance receivables portfolio as of June 30, 2010. No other state accounted for more than 10% of finance receivables.

Limited Corporate Guarantees of Indebtedness

We guarantee the timely payment of interest and ultimate payment of principal on the Class B and Class C asset-backed securities issued in our AMCAR 2008-2 securitization transaction, up to a maximum of $50.0 million in the aggregate.

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. As of June 30, 2010 and 2009, the par value of the senior notes and convertible senior notes was $532.6 million and $553.6 million, respectively. See Note 21 - “Guarantor Consolidating Financial Statements”.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

On July 21, 2010, we entered into the Merger Agreement.  A public announcement of the agreement was made on July 22, 2010. The following litigation has been commenced with respect to the proposed Merger:

On July 27, 2010, an action styled Robert Hatfield, Derivatively on behalf of AmeriCredit Corp. vs. Clifton H. Morris, Jr., Daniel E. Berce, John Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Robert B. Sturges, Justin R. Wheeler, General Motors Holdings LLC and General Motors Company, Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 017 246937 10 (the “Hatfield Case”). In the Hatfield Case, the plaintiff alleges, among other allegations, that the individual defendants, who are members of our Board of Directors, breached their fiduciary duties with regards to the pending transaction between us and GM Holdings. Among other relief, the complaint seeks to enjoin the closing of the transaction, to require us to rescind the transaction and the recovery of attorney fees and expenses.

On July 28, 2010, an action styled Labourers’ Pension Fund of Central and Eastern Canada, on behalf of itself and all others similarly situated v. AmeriCredit Corp., Clifton H. Morris, Jr., Daniel E. Berce, Bruce R. Berkowitz, John R. Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Justin R. Wheeler and General Motors Company, Defendants, was filed in the District Court of Tarrant County, Texas, Cause No. 236 246960 10 (the “Labourers’ Pension Fund Case”).  In the Labourers’ Pension Fund Case, the plaintiff seeks class action status and alleges that members of our Board of Directors breached their fiduciary duties in negotiating and approving the proposed transaction between us and GM Holdings. Among other relief, the complaint seeks to enjoin both the transaction from closing as well as a shareholder vote on the pending transaction and seeks the recovery of damages on behalf of shareholders and the recovery of attorney fees and expenses. The court has not yet determined whether the case may be maintained as a class action.

On August 6, 2010, an action styled Carla Butler, Derivatively on behalf of AmeriCredit Corp., Plaintiff vs. Clifton H. Morris, Jr., Daniel E. Berce, John Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Robert B. Sturges, Justin R. Wheeler, General Motors Holdings LLC and General Motors Company, Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 67 247227-10 (the “Butler Case”). In the Butler Case, like previously filed litigation related to the proposed transaction between us and GM Holdings, the complaint alleges that our individual officers and directors breached their fiduciary duties. Among other relief, the complaint seeks to rescind the transaction and enjoin its consummation and also to award plaintiff costs and disbursements including attorneys’ and expert fees.

On August 24, 2010, an action styled Asbestos Workers Local 42 Pension Fund, Plaintiff vs. Daniel E. Berce, Clifton H. Morris, Ian M. Cumming, Justin R. Wheeler, James H. Greer, A.R. Dike, Douglas K. Higgins, Kenneth H. Jones, Jr., John R. Clay, Robert B. Sturges, General Motors Holdings LLC and Goalie Texas Holdco Inc., Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 017 247635-10 (the “Asbestos Workers Case”). In the Asbestos Workers Case, like previously filed litigation related to the proposed transaction between us and GM Holdings, the complaint alleges that our individual officers and directors breached their fiduciary duties. Among other relief, the complaint seeks to rescind the transaction and enjoin its consummation and also to award plaintiff costs and disbursements including attorneys’ and expert fees.

We believe that the claims alleged in the Hatfield Case, the Labourers’ Pension Fund Case, the Butler Case and the Asbestos Workers Case are without merit and we intend to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time.

11.  Common Stock and Warrants

The following summarizes share repurchase activity:

Years Ended June 30,	2008

Number of shares	5,734,850

Average price per share	$22.30

We have repurchased $1,374.8 million of our common stock since inception of our share repurchase program in April 2004, and we have remaining authorization to repurchase $172.0 million of our common stock.  Covenants in our indentures entered into with respect to our senior notes and convertible senior notes limit our ability to repurchase stock.  Currently, we do not anticipate pursuing repurchase activity for the foreseeable future.

In connection with the forward purchase commitment agreement with Deutsche (See Note 3 - “Securitizations”), we issued a warrant to an affiliate of Deutsche under which it may purchase up to 7.5 million shares of our common stock. The warrant may be exercised on or before April 15, 2015 at an exercise price of $12.01 per share.

In connection with the closing of the Wachovia funding facilities (See Note 3 - “Securitizations”), we issued a warrant to Wachovia under which they may purchase up to 1.0 million shares of common stock. The warrant may be exercised on or before September 24, 2015 at an exercise price of $13.55 per share. On August 10, 2010, Wachovia exercised the warrant at a price of $24.12 per share in a cashless exercise and received a net settlement of 438,112 shares of our common stock.

12.  Stock Based Compensation

General

We have certain stock based compensation plans for employees, non-employee directors and key executive officers.

A total of 10,000,000 shares were available for grants to non-employee directors as well as employees. As of June 30, 2010, 8,235,800 shares remain available for future grants. The exercise price of each equity grant must equal the market price of our stock on the date of grant, and the maximum term of each equity grant is ten years. The vesting period is typically three to four years, although grants with other vesting periods or grants that vest upon the achievement of specified performance criteria may be authorized under certain employee plans. A committee of our Board of Directors establishes policies and procedures for equity grants, vesting periods and the term of each grant.

Total unamortized stock based compensation was $16.7 million as of June 30, 2010, and will be recognized over a weighted average life of 1.5 years.

Stock Options

Compensation expense recognized for stock options was $1.3 million, $2.1 million, and $1.0 million for fiscal 2010, 2009 and 2008, respectively.  As of June 30, 2010 and 2009, unamortized compensation expense related to stock options was $1.2 million, and $2.2 million, respectively.

Employee Plans

A summary of stock option activity under our employee plans is as follows (shares in thousands):

Years Ended June 30,	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	2,106	$18.02	2,127	$23.48	3,499	$18.83
Granted	42	20.96	942	8.03
Exercised	(757)	13.44	(132)	8.01	(1,119)	9.01
Canceled/forfeited	(67)	17.56	(831)	22.26	(253)	23.21

Outstanding at end of year	1,324	$20.75	2,106	$18.02	2,127	$23.48

Options exercisable at
end of year	1,033	$23.81	1,563	$21.33	2,055	$23.34

Weighted average fair
value of options granted
during year		$10.79		$4.50

Cash received from exercise of options for fiscal 2010, 2009 and 2008 was $10.2 million, $1.1 million and $10.1 million, respectively. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008, was $5.9 million, $0.4 million and $6.4 million, respectively.

A summary of options outstanding under our employee plans as of June 30, 2010, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average Years	Weighted		Weighted
		of Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$6.80 to 10.00	421	2.66	$7.94	172	$7.80
$10.01 to 15.00	80	3.35	13.55	80	13.55
$15.01 to 19.00	128	1.35	16.10	128	16.10
$19.01 to 21.00	158	4.01	20.08	116	19.77
$21.01 to 30.00	309	2.42	25.58	309	25.58
$30.01 to 50.00	216	0.80	42.91	216	42.91
$50.01 to 55.00	12	0.98	54.14	12	54.14

	1,324			1,033

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	80	$17.81	160	$16.35	220	$15.88
Exercised	(80)	17.81			(20)	14.63
Canceled/forfeited			(80)	14.88	(40)	14.63

Outstanding and exercisable
at end of year			$80	$17.81	160	$16.35

Cash received from exercise of options for fiscal 2010 and 2008 was $1.4 million and $0.3 million, respectively. The total intrinsic value of options exercised during fiscal 2010 and 2008 was $0.03 million and $0.1 million, respectively.

Restricted Stock Based Grants

Restricted stock grants totaling 5,596,600 shares with an approximate aggregate market value of $98.8 million at the time of grant have been issued under the employee plans.  The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years.

A total of 2,948,500 shares of restricted stock granted to employees vest in annual increments through March 2013.

A total of 2,373,500 shares of restricted stock granted to key executive officers may vest depending on achievement of specific financial results on the date when the Compensation Committee of our Board of Directors certifies these results for years ending through June 30, 2012.

A total of 274,600 shares of restricted stock granted to non-employee directors vest between the date of grant and completion of a one year service period.

Compensation expense recognized for restricted stock grants was $10.1 million, $9.8 million and $11.9 million for fiscal 2010, 2009 and 2008, respectively. As of June 30, 2010 and 2009, unamortized compensation expense related to the restricted stock awards was $14.4 million and $12.4 million, respectively. A summary of the status of non-vested restricted stock for fiscal 2010, 2009 and 2008, is presented below (shares in thousands):

Years Ended June 30,	2010	2009	2008

Nonvested at beginning of year	2,253	1,301	2,421
Granted	415	2,143	61
Vested	(555)	(545)	(847)
Forfeited	(303)	(646)	(334)

Nonvested at end of year	1,810	2,253	1,301

Stock Appreciation Rights

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant have been issued under the employee plans. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Compensation expense recognized for stock appreciation rights was $2.5 million for fiscal 2008. As of June 30, 2010 and 2009 there was no unamortized compensation expense remaining.

A summary of the status of non-vested stock appreciation rights for fiscal 2008, is presented below (shares in thousands):

Years ended June 30,	2008

Nonvested at beginning of year	337
Vested	(337)
Forfeited

Nonvested at end of year

13.  Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees.  We recognized $1.4 million, $2.7 million, and $5.6 million in compensation expense for fiscal 2010, 2009 and 2008, respectively, for contributions of cash in fiscal 2010 and common stock in fiscal 2009 and 2008 to the plan.

We also have an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 8,000,000 shares have been reserved for issuance under the plan. As of June 30, 2010, 2,157,104 shares remain available for issuance under the plan. Shares issued under the plan were 706,204, 483,334, and 570,813 for fiscal 2010, 2009 and 2008, respectively. We recognized $3.7 million, $2.4 million, and $2.6 million in compensation expense for fiscal 2010, 2009 and 2008, respectively, related to this plan. As of June 30, 2010 and 2009, unamortized compensation expense related to the employee stock purchase plan was $1.1 million and $2.0 million, respectively.

14.  Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2010	2009	2008

Current	$157,460	$(216,041)	$115,089
Deferred	(24,567)	226,783	(146,361)

	$132,893	$10,742	$(31,272)

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2010	2009 (a)	2008

U.S. statutory tax rate	35.0%	35.0%	35.0%
State and other income taxes	0.9	N/M	1.1
Deferred tax rate change	0.7	N/M	11.4
FIN 48 uncertain tax positions	1.1	N/M	(6.0)
Valuation allowance	0.3	N/M
Tax exempt interest			1.6
Investment in Canadian subsidiaries			(12.4)
Non-deductible impairment of goodwill			(2.6)
Other	(0.4)	N/M	(0.6)

	37.6%	N/M	27.5%

(a)
N/M = Not meaningful. Because the retrospective adoption of the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) resulted in a loss before income taxes of $0.1 million and we recorded an income tax provision of $10.7 million, the effective income tax rate and the effect on such rate of the listed reconciling items is not meaningful.

The fiscal 2009 effective tax rate was negatively impacted by state and other income tax items of $4.0 million, deferred tax rate change of $3.3 million, state net operating losses limited under Section 382 of $2.1 million and other items of $0.9 million.

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2010	2009

Deferred tax liabilities:
Market value difference of loan portfolio	$(14,644)	$(104,984)
Capitalized direct loan origination costs	(6,695)	(10,084)
Fixed assets	(17,386)	(13,397)
Deferred gain on debt repurchase	(8,998)	(8,638)
Basis difference on convertible debt	(17,169)	(24,357)
Other	(38,208)	(6,606)
	(103,100)	(168,066)
Deferred tax assets:
Net operating loss carryforward - Canada	1,348	3,229
Net operating loss carryforward - U. S.		73,589
Net operating loss carryforward - state	3,280	9,685
Alternative minimum tax credit carryforward		12,131
Unrealized swap valuation on other
comprehensive income	19,842	31,745
Impairment of goodwill and other intangible
amortization	60,191	62,748
Unrecognized income tax benefits from
uncertain tax positions	27,929	19,586
Other	74,104	31,869
	186,694	244,582
Valuation allowance	(1,759)	(734)

Net deferred tax asset	$81,836	$75,782

Tax Accounting Change

During fiscal 2009, we filed an application for a change of accounting method for tax purposes under Internal Revenue Code (“IRC”) Section 475. We believe that, as a result of our business activities, certain assets must be marked-to-market for income tax purposes. Although this method change requires consent from the IRS, which is still pending, this change to a permissible method of accounting is generally considered to be perfunctory and should be granted.  As a result of this change of accounting, we reported a taxable loss for fiscal 2009 of $803 million. Approximately $600 million of this loss was carried back to the prior two fiscal years to offset federal taxable income recognized in those years, resulting in an income tax refund of approximately $198 million.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law which provides an election to carryback a loss to the third, fourth or fifth year that precedes the year of loss. Because of this change in tax law, we elected to extend our U.S. federal fiscal 2009 net operating loss (“NOL”) carryback period which resulted in an additional income tax refund of approximately $81 million. We have fully utilized our federal NOL.

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

We have state NOL carryforwards resulting in a deferred tax asset of approximately $3.3 million which have carryforward periods ranging from 5 years to 20 years.  Accordingly, any specific NOL carryforwards that remain unused will expire between fiscal 2015 and fiscal 2030, depending on the respective state laws.  Management has determined based upon the positive and negative evidence in existence at June 30, 2010 that a valuation allowance in the amount of $1.8 million is necessary for these state deferred tax assets.

Based upon our review of all negative and positive evidence in existence at June 30, 2010, management believes it is more likely than not that all other deferred tax assets will be fully realized. Accordingly, no valuation allowance has been provided on deferred tax assets other than the state NOL assets.

Uncertain tax positions

We adopted the provisions of accounting for uncertain tax positions on July 1, 2007 which resulted in a decrease to retained earnings of $0.5 million, an increase in deferred income taxes of $53.1 million and an increase in accrued taxes of $53.6 million. Upon implementation, gross unrecognized tax benefits were $42.3 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Year Ended June 30,	2010	2009	2008
Gross unrecognized tax benefits at beginning of year	$34,971	$57,728	$42,312
Increase in tax positions for prior years	3,186	2,761	4,621
Decrease in tax positions for prior years	(4,901)	(24,254)	(14,536)
Increase in tax positions for current year	12,907	1,402	25,938
Lapse of statute of limitations	(218)	(245)	(420)
Settlements	(3,443)	(2,421)	(187)
Gross unrecognized tax benefits at end of year	$42,502	$34,971	$57,728

As of June 30, 2010, the amount of gross unrecognized tax benefits and the amount that would affect the effective income tax rate in future periods were $42.5 million and $17.6 million, respectively. On June 30, 2009, the amount of gross unrecognized tax benefits and the amount that would affect the effective income tax rate in future periods were $35.0 million and $18.0 million, respectively.

At June 30, 2010, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.2 million to $13.5 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statute of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The changes regarding accrued interest and accrued penalties associated with uncertain tax positions for fiscal 2010, 2009 and 2008 are as follows (in thousands):

	Accrued Interest	Accrued Penalties
July 1, 2007	$5,631	$6,869
Changes	3,877	552
June 30, 2008	9,508	7,421
Changes	804	466
June 30, 2009	10,312	7,887
Changes	1,785	587
June 30, 2010	$12,097	$8,474

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. Our consolidated federal income tax returns for fiscal years 2006, 2007, 2008 and 2009 are under audit by the Internal Revenue Service (“IRS”). The IRS completed its examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal 2008. The returns for those years were subject to an appeals proceeding, which was concluded favorably to us in December 2009. The outcome of the appeals proceeding did not result in a material change to our financial position or results of operations. Our federal income tax returns prior to fiscal 2004 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Certain of our tax returns are currently under examination in various state tax jurisdictions.

15.  Restructuring Charges

We recognized restructuring charges of $0.7 million, $11.8 million and $20.1 million for the fiscal 2010, 2009 and 2008, respectively, related to the implementation of revised operating plans.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for fiscal 2010, 2009 and 2008, is as follows (in thousands):

	Personnel-	Contract	Other
	Related	Termination	Associated
	Costs	Costs	Costs	Total

Balance at July 1, 2007	$122	$4,175	$1,973	$6,270

Additions	18,099	2,243	434	20,776
Cash settlements	(14,860)	(2,278)	(457)	(17,595)
Non-cash settlements		(65)	(336)	(401)
Adjustments	(154)	(334)	(172)	(660)

Balance at June 30, 2008	3,207	3,741	1,442	8,390

Additions	9,287	2,068	372	11,727
Cash settlements	(11,482)	(2,980)	(77)	(14,539)
Non-cash settlements	(106)	432	(390)	(64)
Adjustments	(43)	1,510	(1,347)	120

Balance at June 30, 2009	863	4,771		5,634

Additions	802			802
Cash settlements	(1,564)	(4,076)		(5,640)
Non-cash settlements		(145)		(145)
Adjustments	(101)	(33)		(134)

Balance at June 30, 2010		$517		$517

16.  Earnings per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Years Ended June 30,	2010	2009	2008

Net income (loss)	$220,546	$(10,889)	$(82,369)

Basic weighted average shares	133,845,238	125,239,241	114,962,241

Incremental shares resulting from
assumed conversions:
Stock based compensation and warrants	4,334,707

Diluted weighted average shares	138,179,945	125,239,241	114,962,241

Earnings (loss) per share:
Basic	$1.65	$(0.09)	$(0.72)

Diluted	$1.60	$(0.09)	$(0.72)

Basic earnings (loss) per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share has been computed by dividing net income by the diluted weighted average shares, including incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 upon our stock price increasing above the relevant initial conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.7 million shares of common stock for fiscal 2010, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock for fiscal 2010, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. For fiscal 2009 and 2008, diluted loss per share has been computed by dividing net loss by the diluted weighted average shares, assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

17.  Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2010	2009	2008

Interest costs (none capitalized)	$446,699	$645,386	$835,698
Income taxes	190,825	2,501	79,926

Non-cash investing and financing activities, not otherwise disclosed, during fiscal 2009 and 2008, included $3.8 million and $5.8 million, respectively, of common stock issued for employee benefit plans.

Cash payments related to income taxes do not include $280.0 million, $21.9 million and $0.02 million in income tax refunds received during fiscal 2010, 2009 and 2008, respectively.

18.  Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss) is as follows (in thousands):

Years Ended June 30,	2010	2009	2008

Unrealized (losses) gains on cash flow hedges:
Balance at beginning of year	$(62,509)	$(44,676)	$8,345
Change in fair value associated with current
period hedging activities, net of taxes of
$(13,333) $(39,818), and $(40,595), respectively	(23,428)	(69,297)	(68,444)
Reclassification into earnings, net of taxes of
$28,948, $30,780, and $9,212, respectively	51,119	51,464	15,423
Balance at end of year	(34,818)	(62,509)	(44,676)

Foreign currency translation
adjustment:
Balance at beginning of year	41,410	38,272	37,114
Translation gain net of taxes of $2,952,
$(2,388), and $4,697, respectively	5,278	3,138	1,158
Balance at end of year	46,688	41,410	38,272

Net unrealized gains on credit enhancement assets:
Balance at beginning of year			235
Unrealized (losses) gains, net of taxes of $54			(114)
Reclassification into earnings, net of taxes of
$(51)			(121)
Balance at end of year

Total accumulated other comprehensive income
(loss)	$11,870	$(21,099)	$(6,404)

19.  Fair Value of Financial Instruments

FASB guidance regarding disclosures about fair value of financial instruments requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. Disclosures about fair value of financial instruments exclude certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

June 30,	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents (a)	$282,273	$282,273	$193,287	$193,287
Finance receivables, net(b)	8,160,208	8,110,223	10,037,329	9,717,655
Restricted cash – securitization
notes payable (a)	930,155	930,155	851,606	851,606
Restricted cash – credit facilities (a)	142,725	142,725	195,079	195,079
Restricted cash - other (a)	26,960	26,960	46,905	46,905
Interest rate swap agreements (d)	26,194	26,194	24,267	24,267
Interest rate cap agreements purchased (d)	3,188	3,188	15,858	15,858
Investment in money market fund (d)			8,027	8,027
Financial liabilities:
Credit facilities (c)	598,946	598,946	1,630,133	1,630,133
Securitization notes payable (d)	6,108,976	6,230,902	7,426,687	6,879,245
Senior notes (d)	70,620	70,620	91,620	85,207
Convertible senior notes (d)	414,068	414,007	392,514	328,396
Interest rate swap agreements (d)	70,421	70,421	131,885	131,885
Interest rate cap agreements sold (d)	3,320	3,320	16,644	16,644
Foreign currency contracts (d)	1,206	1,206

(a)
The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash - other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)
The fair value of the finance receivables is estimated based upon forecast cash flows on the receivables discounted using a weighted average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions.

(c)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)
The fair values of the interest rate cap and swap agreements, investment in money market fund, securitization notes payable, senior notes, convertible senior notes and foreign currency contracts are based on quoted market prices, when available.  If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

20.  Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended June 30, 2010

Total revenue	$413,284	$386,755	$361,105	$361,673
Income before income taxes	46,250	72,215	95,815	139,159
Net income	25,761	46,029	63,206	85,550
Basic earnings per share	0.19	0.34	0.47	0.64
Diluted earnings per share	0.19	0.33	0.45	0.61
Diluted weighted average shares	136,083,460	137,630,694	139,231,152	139,787,408

Year Ended June 30, 2009

Total revenue	$566,043	$558,597	$492,425	$450,259
Income (loss) before income taxes	(5,196)	(52,805)	11,590	46,264
Net income (loss)	(5,274)	(35,002)	(2,406)	31,793
Basic earnings (loss) per share	(0.05)	(0.29)	(0.02)	0.24
Diluted earnings (loss) per share	(0.05)	(0.29)	(0.02)	0.24
Diluted weighted average shares	116,271,119	120,106,666	131,914,885	133,523,867

21.  Guarantor Consolidating Financial Statements

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

The consolidating financial statements present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2010 and 2009 and for each of the three years in the period ended June 30, 2010.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICREDIT CORP.
CONSOLIDATING BALANCE SHEET
June 30, 2010
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$275,139	$7,134		$282,273
Finance receivables, net		823,241	7,336,967		8,160,208
Restricted cash -
securitization notes payable			930,155		930,155
Restricted cash -
credit facilities			142,725		142,725
Property and equipment, net	$5,194	32,540			37,734
Leased vehicles, net		3,194	91,483		94,677
Deferred income taxes	13,118	107,912	(39,194)		81,836
Other assets	3,751	97,010	50,664		151,425
Due from affiliates	741,354		1,857,097	$(2,598,451)
Investment in affiliates	2,256,871	3,753,620	820,266	(6,830,757)

Total assets	$3,020,288	$5,092,656	$11,197,297	$(9,429,208)	$9,881,033

Liabilities:
Credit facilities			$598,946		$598,946
Securitization notes payable			6,108,976		6,108,976
Senior notes	$70,620				70,620
Convertible senior notes	414,068				414,068
Accrued taxes and expenses	135,058	$34,229	40,726		210,013
Interest rate swap agreements			70,421		70,421
Other liabilities	118	7,447			7,565
Due to affiliates		2,598,451		$(2,598,451)

Total liabilities	619,864	2,640,127	6,819,069	(2,598,451)	7,480,609

Shareholders' equity:
Common stock	1,369	110,457		(110,457)	1,369
Additional paid-in capital	327,095	75,887	1,272,491	(1,348,378)	327,095
Accumulated other comprehensive
income (loss)	11,870	45,256	(34,818)	(10,438)	11,870
Retained earnings	2,099,005	2,220,929	3,140,555	(5,361,484)	2,099,005

	2,439,339	2,452,529	4,378,228	(6,830,757)	2,439,339
Treasury stock	(38,915)				(38,915)

Total shareholders' equity	2,400,424	2,452,529	4,378,228	(6,830,757)	2,400,424

Total liabilities and
shareholders' equity	$3,020,288	$5,092,656	$11,197,297	$(9,429,208)	$9,881,033

AMERICREDIT CORP.
CONSOLIDATING BALANCE SHEET
June 30, 2009
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$186,564	$6,723		$193,287
Finance receivables, net		580,420	9,456,909		10,037,329
Restricted cash -
securitization notes payable			851,606		851,606
Restricted cash -
credit facilities			195,079		195,079
Property and equipment, net	$5,527	38,668			44,195
Leased vehicles, net		5,319	151,068		156,387
Deferred income taxes	97,657	243,803	(265,678)		75,782
Income tax receivable	162,036	35,543			197,579
Other assets	5,682	132,485	68,916		207,083
Due from affiliates	404,943		4,059,841	$(4,464,784)
Investment in affiliates	1,976,793	5,558,924	603,680	(8,139,397)

Total assets	$2,652,638	$6,781,726	$15,128,144	$(12,604,181)	$11,958,327

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Credit facilities			$1,630,133		$1,630,133
Securitization notes payable			7,426,687		7,426,687
Senior notes	$91,620				91,620
Convertible senior notes	392,514				392,514
Accrued taxes and expenses	60,596	$44,371	52,673		157,640
Interest rate swap agreements		525	131,360		131,885
Other liabilities	600	19,940			20,540
Due to affiliates		4,464,784		$(4,464,784)

Total liabilities	545,330	4,529,620	9,240,853	(4,464,784)	9,851,019

Shareholders' equity:
Common stock	1,350	172,368		(172,368)	1,350
Additional paid-in capital	284,961	75,878	3,177,841	(3,253,719)	284,961
Accumulated other comprehensive
(loss) income	(21,099)	26,009	(62,508)	36,499	(21,099)
Retained earnings	1,878,459	1,977,851	2,771,958	(4,749,809)	1,878,459

	2,143,671	2,252,106	5,887,291	(8,139,397)	2,143,671
Treasury stock	(36,363)				(36,363)

Total shareholders' equity	2,107,308	2,252,106	5,887,291	(8,139,397)	2,107,308

Total liabilities and
shareholders' equity	$2,652,638	$6,781,726	$15,128,144	$(12,604,181)	$11,958,327

AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended June 30, 2010
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$107,750	$1,323,569		$1,431,319
Other income	$29,634	444,840	822,260	$(1,205,519)	91,215
Gain on retirement of debt	283				283
Equity in income of affiliates	243,078	368,597		(611,675)

	272,995	921,187	2,145,829	(1,817,194)	1,522,817

Costs and expenses
Operating expenses	17,771	58,849	212,171		288,791
Leased vehicles expenses		1,684	32,955		34,639
Provision for loan losses		174,646	213,412		388,058
Interest expense	45,950	507,082	1,109,709	(1,205,519)	457,222
Restructuring charges		668			668

	63,721	742,929	1,568,247	(1,205,519)	1,169,378

Income before income taxes	209,274	178,258	577,582	(611,675)	353,439

Income tax (benefit) provision	(11,272)	(64,820)	208,985		132,893

Net income	$220,546	$243,078	$368,597	$(611,675)	$220,546

AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended June 30, 2009
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$74,562	$1,828,122		$1,902,684
Other income	$38,193	892,546	1,762,638	$(2,576,889)	116,488
Gain on retirement of debt	48,152				48,152
Equity in income of affiliates	20,535	143,940		(164,475)

	106,880	1,111,048	3,590,760	(2,741,364)	2,067,324

Costs and expenses
Operating expenses	32,701	29,914	246,188		308,803
Leased vehicles expenses		4,955	42,925		47,880
Provision for loan losses		105,919	866,462		972,381
Interest expense	100,228	992,563	2,210,658	(2,576,889)	726,560
Restructuring charges		11,847			11,847

	132,929	1,145,198	3,366,233	(2,576,889)	2,067,471

(Loss) income before income taxes	(26,049)	(34,150)	224,527	(164,475)	(147)

Income tax (benefit) provision	(15,160)	(54,685)	80,587		10,742

Net (loss) income	$(10,889)	$20,535	$143,940	$(164,475)	$(10,889)

AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended June 30, 2008
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$83,321	$2,299,163		$2,382,484
Other income	$39,232	1,347,530	2,918,238	$(4,144,402)	160,598
Equity in income of affiliates	(57,110)	267,141		(210,031)

	(17,878)	1,697,992	5,217,401	(4,354,433)	2,543,082

Costs and expenses
Operating expenses	23,167	56,895	317,752		397,814
Leased vehicles expenses		35,993	369		36,362
Provision for loan losses		103,852	1,027,110		1,130,962
Impairment of goodwill		212,595			212,595
Interest expense	53,762	1,434,144	3,515,370	(4,144,402)	858,874
Restructuring charges		20,116			20,116

	76,929	1,863,595	4,860,601	(4,144,402)	2,656,723

(Loss) income before income taxes	(94,807)	(165,603)	356,800	(210,031)	(113,641)

Income tax (benefit) provision	(12,438)	(108,493)	89,659		(31,272)

Net (loss) income	$(82,369)	$(57,110)	$267,141	$(210,031)	$(82,369)

AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2010
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations		Consolidated

Cash flows from operating activities:
Net income	$220,546	$243,078	$368,597		$(611,675)	$220,546
Adjustments to reconcile net income
to net cash provided
by operating activities:
Depreciation and amortization	1,688	9,167	68,189			79,044
Provision for loan losses		174,646	213,412			388,058
Deferred income taxes	81,395	136,135	(242,097)			(24,567)
Stock based compensation expense	15,115					15,115
Amortization of warrant costs	1,968					1,968
Non-cash interest charges on convertible debt	21,554					21,554
Accretion and amortization of loan fees		51	4,740			4,791
Gain on retirement of debt	(283)					(283)
Other		(3,242)	(12,712)			(15,954)
Equity in income of affiliates	(243,078)	(368,597)			611,675
Changes in assets and liabilities, net of
assets and liabilities acquired:
Income tax receivable	162,036	35,366				197,402
Other assets	7,941	(8,697)	6,012			5,256
Accrued taxes and expenses	70,942	(27,848)	(7,315)			35,779

Net cash provided by
operating activities	339,824	190,059	398,826			928,709

Cash flows from investing activities:
Purchases of receivables		(2,090,602)	(1,606,146)		1,606,146	(2,090,602)
Principal collections and recoveries
on receivables		100,273	3,506,407			3,606,680
Net proceeds from sale of receivables		1,606,146			(1,606,146)
Purchases of property and equipment		(1,581)				(1,581)
Change in restricted cash -
securitization notes payable			(78,549)			(78,549)
Change in restricted cash -
credit facilities			52,354			52,354
Change in other assets		17,841	26,034			43,875
Proceeds from money market fund		10,047				10,047
Net change in investment in affiliates	(9,308)	2,180,625	(216,588)		(1,954,729)

Net cash (used) provided by investing activities	(9,308)	1,822,749	1,683,512		(1,954,729)	1,542,224

Cash flows from financing activities:
Net change in credit facilities			(1,031,187)			(1,031,187)
Issuance of securitization notes payable			2,352,493			2,352,493
Payments on securitization notes payable			(3,674,062)			(3,674,062)
Debt issuance costs	1,810		(26,564)			(24,754)
Net proceeds from issuance of common stock	15,635	(61,900)	(1,905,350)		1,967,250	15,635
Retirement of debt	(20,425)					(20,425)
Other net changes	645					645
Net change in due (to) from affiliates	(336,411)	(1,861,166)	2,202,743		(5,166)

Net cash used by
financing activities	(338,746)	(1,923,066)	(2,081,927)		1,962,084	(2,381,655)

Net (decrease) increase in cash and
cash equivalents	(8,230)	89,742	411		7,355	89,278

Effect of Canadian exchange rate
changes on cash and cash equivalents	8,230	(1,167)			(7,355)	(292)

Cash and cash equivalents at
beginning of year		186,564	6,723			193,287

Cash and cash equivalents at end of year	$	$275,139	$7,134	$		$282,273

AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2009
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations		Consolidated

Cash flows from operating activities:
Net (loss) income	$(10,889)	$20,535	$143,940		$(164,475)	$(10,889)
Adjustments to reconcile net (loss) income
to net cash (used) provided
by operating activities:
Depreciation and amortization	2,634	33,878	72,496			109,008
Provision for loan losses		105,919	866,462			972,381
Deferred income taxes	(100,156)	31,977	294,962			226,783
Stock based compensation expense	14,264					14,264
Amortization of warrant costs	45,101					45,101
Non-cash interest charges on convertible debt	22,506					22,506
Accretion and amortization of loan fees		903	18,191			19,094
Gain on retirement of debt	(48,907)					(48,907)
Other		(16,603)	19,376			2,773
Equity in income of affiliates	(20,535)	(143,940)			164,475
Changes in assets and liabilities, net of
assets and liabilities acquired:
Income tax receivable	(173,844)	(838)				(174,682)
Other assets	(1,901)	12,169	(16,972)			(6,704)
Accrued taxes and expenses	(23,386)	(9,700)	(19,027)			(52,113)

Net cash (used) provided by
operating activities	(295,113)	34,300	1,379,428			1,118,615

Cash flows from investing activities:
Purchases of receivables		(1,280,291)	(535,526)		535,526	(1,280,291)
Principal collections and recoveries
on receivables		217,414	4,040,223			4,257,637
Net proceeds from sale of receivables		535,526			(535,526)
Purchases of property and equipment		(1,003)				(1,003)
Change in restricted cash -
securitization notes payable			131,064			131,064
Change in restricted cash -
credit facilities			63,180			63,180
Change in other assets		103,179	(90,219)			12,960
Proceeds from money market fund		104,319				104,319
Investment in money market fund		(115,821)				(115,821)

Net change in investment in affiliates	(6,317)	480,377	(36,469)		(437,591)

Net cash (used) provided by investing activities	(6,317)	43,700	3,572,253		(437,591)	3,172,045

Cash flows from financing activities:
Net change in credit facilities			(1,278,117)			(1,278,117)
Issuance of securitization notes payable			1,000,000			1,000,000
Payments on securitization notes payable			(3,987,424)			(3,987,424)
Debt issuance costs	(56)	(2,163)	(30,390)			(32,609)
Net proceeds from issuance of common stock	3,741	121,593	(535,315)		413,722	3,741
Retirement of convertible debt	(238,617)					(238,617)
Other net changes	(603)					(603)
Net change in due (to) from affiliates	536,214	(371,011)	(185,918)		20,715

Net cash provided (used) by
financing activities	300,679	(251,581)	(5,017,164)		434,437	(4,533,629)

Net decrease in cash and
cash equivalents	(751)	(173,581)	(65,483)		(3,154)	(242,969)

Effect of Canadian exchange rate
changes on cash and cash equivalents	751	(1,207)	65		3,154	2,763

Cash and cash equivalents at
beginning of year		361,352	72,141			433,493

Cash and cash equivalents at end of year	$	$186,564	$6,723	$		$193,287

AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2008
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations		Consolidated

Cash flows from operating activities:
Net (loss) income	$(82,369)	$(57,110)	$267,141		$(210,031)	$(82,369)
Adjustments to reconcile net (loss)
income to net cash provided (used)
by operating activities:
Depreciation and amortization	(266)	50,086	37,059			86,879
Provision for loan losses		103,852	1,027,110			1,130,962
Deferred income taxes	(64,561)	(160,193)	78,393			(146,361)
Stock based compensation expense	17,945					17,945
Amortization of warrant costs	10,193					10,193
Non-cash interest charges on convertible debt	22,062					22,062
Accretion and amortization of loan fees		8,529	20,906			29,435
Impairment of goodwill		212,595				212,595
Other		6,915	(789)			6,126
Equity in income of affiliates	57,110	(267,141)			210,031
Changes in assets and liabilities, net of
assets and liabilities acquired:
Income tax receivable	11,808	(34,705)				(22,897)
Other assets	13,977	(39,299)	9,695			(15,627)
Accrued taxes and expenses	33,104	(12,244)	(9,842)			11,018

Net cash provided (used) by
operating activities	19,003	(188,715)	1,429,673			1,259,961

Cash flows from investing activities:
Purchases of receivables		(6,260,198)	(5,992,951)		5,992,951	(6,260,198)
Principal collections and recoveries
on receivables		119,528	5,989,162			6,108,690
Net proceeds from sale of receivables		5,992,951			(5,992,951)
Purchases of property and equipment	1,412	(9,875)				(8,463)
Change in restricted cash -
securitization notes payable		(10)	31,693			31,683
Change in restricted cash -
credit facilities			(92,754)			(92,754)
Change in other assets		(42,912)	1,181			(41,731)
Net purchases of leased vehicles		(103,904)	(94,922)			(198,826)
Distributions from gain on sale Trusts			7,466			7,466
Net change in investment in affiliates	(7,457)	(1,589,195)	(14,822)		1,611,474

Net cash used by investing activities	(6,045)	(1,893,615)	(165,947)		1,611,474	(454,133)

Cash flows from financing activities:
Net change in credit facilities			385,611			385,611
Issuance of securitization notes payable			4,250,000			4,250,000
Payments on securitization notes payable			(5,774,035)			(5,774,035)
Debt issuance costs			(39,347)			(39,347)
Net proceeds from issuance of common stock	25,174	12	1,610,217		(1,610,229)	25,174
Repurchase of common stock	(127,901)					(127,901)
Other net changes	324	(1)				323
Net change in due (to) from affiliates	88,287	1,543,437	(1,634,952)		3,228

Net cash (used) provided by
financing activities	(14,116)	1,543,448	(1,202,506)		(1,607,001)	(1,280,175)

Net (decrease) increase in cash and
cash equivalents	(1,158)	(538,882)	61,220		4,473	(474,347)

Effect of Canadian exchange rate
changes on cash and cash equivalents	1,158	848	3		(4,473)	(2,464)

Cash and cash equivalents at
beginning of year		899,386	10,918			910,304

Cash and cash equivalents at end of year	$	$361,352	$72,141	$		$433,493

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmeriCredit Corp.:

We have audited the accompanying consolidated balance sheets of AmeriCredit Corp. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriCredit Corp. and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Dallas, Texas
August 27, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jefferies Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Jefferies Group, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
February 26, 2010
(February 2, 2011 as to the effects of correcting the 2009 and 2008 consolidated financial statements described in Note 1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Jefferies Group, Inc. and subsidiaries (the "Company") as of November 30, 2010 and the related consolidated statements of earnings, stockholders' equity, comprehensive income, and cash flows for the eleven month period ended November 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries at November 30, 2010, and the results of their operations and their cash flows for the eleven month period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from December 31 to November 30.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2010, the Company adopted Financial Accounting Standards Board accounting guidance that addresses the consolidation of variable interest entities.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 2, 2011

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
 (Dollars in thousands, except per share amounts)
	November 30, 2010(1)	December 31, 2009

ASSETS
Cash and cash equivalents (including $202,565 from VIEs)	$2,188,998	$1,853,167
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,636,755	1,089,803
Financial instruments owned, at fair value, including securities pledged of $12,338,728 and $5,623,345 in 2010 and 2009, respectively:
Corporate equity securities (including $120,606 from VIEs)	1,565,793	1,500,042
Corporate debt securities (including $462,462 from VIEs )	3,630,616	2,412,134
Government, federal agency and other sovereign obligations	5,191,973	1,762,643
Mortgage- and asset-backed securities (including $43,355 from VIEs)	4,921,565	3,089,435
Loans and other receivables (including $362,465 from VIEs)	434,573	591,208
Derivatives (including $7,579 from VIEs )	119,268	62,117
Investments, at fair value (including $15,612 from VIEs)	77,784	70,156
Total financial instruments owned, at fair value (including $1,012,079 from VIEs)	15,941,572	9,487,735
Investments in managed funds	131,585	115,774
Other investments	220,323	193,628
Securities borrowed	8,152,678	8,237,998
Securities purchased under agreements to resell	3,252,322	3,515,247
Securities received as collateral	48,616	–
Receivables:
Brokers, dealers and clearing organizations (including $195,485 from VIEs)	2,550,234	1,504,480
Customers	1,328,365	1,020,480
Fees, interest and other (including $127 from VIEs)	165,603	108,749
Premises and equipment	142,729	140,132
Goodwill	364,964	364,795
Other assets (including $370 from VIEs)	601,799	489,035
Total assets (including $1,410,626 from VIEs)	$36,726,543	$28,121,023

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - CONTINUED
 (Dollars in thousands, except per share amounts)

	November 30, 2010(1)	December 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities (including $2,708 from VIEs)	$1,638,372	$1,360,528
Corporate debt securities (including $443,100 from VIEs)	2,375,925	1,909,781
Government, federal agency and other sovereign obligations	4,735,288	1,735,861
Mortgage - and asset-backed securities	129,384	21,474
Loans (including $150,100 from VIEs)	171,278	363,080
Derivatives (including $136 from VIEs)	59,552	18,427
Total financial instruments sold, not yet purchased, at fair value (including $596,044 from VIEs)	9,109,799	5,409,151
Securities loaned	3,108,977	3,592,836
Securities sold under agreements to repurchase	10,684,056	8,239,117
Obligation to return securities received as collateral	48,616	—
Payables:
Brokers, dealers and clearing organizations (including $157,134 from VIEs)	1,885,357	905,350
Customers	3,716,357	3,246,485
Accrued expenses and other liabilities (including $94,402 from VIEs)	1,142,850	936,242
Long-term debt	3,778,681	2,729,117
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries (including $315,885 from VIEs)	315,885	318,047
Total liabilities (including $1,163,465 from VIEs)	33,915,578	25,501,345
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 200,301,656 shares in 2010 and 187,855,347 shares in 2009	20	19
Additional paid-in capital	2,218,123	2,036,087
Retained earnings	850,654	688,039
Less:
Treasury stock, at cost, 28,607,510 shares in 2010 and 22,217,793 shares in 2009	(539,530)	(384,379)
Accumulated other comprehensive loss:
Currency translation adjustments	(42,859)	(34,369)
Additional minimum pension liability	(8,419)	(7,257)
Total accumulated other comprehensive loss	(51,278)	(41,626)
Total common stockholders’ equity	2,477,989	2,298,140
Noncontrolling interests	332,976	321,538
Total stockholders’ equity	2,810,965	2,619,678
Total liabilities and stockholders’ equity	$36,726,543	$28,121,023

(1)
Upon adoption of accounting changes described in ASC 810 effective January 1, 2010, we are required to separately identify the amounts included in our assets and liabilities that are attributed to consolidated variable interest entities (“VIEs”). We have chosen to present these amounts parenthetically in the financial statement line item for assets and liabilities at November 30, 2010. No comparative separate identification has been provided for assets and liabilities of consolidated VIEs at December 31, 2009.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008

Revenues:
Commissions	$466,246	$512,293	$611,823
Principal transactions	509,070	838,396	(80,479)
Investment banking	890,334	474,315	425,887
Asset management fees and investment income (loss) from managed funds	16,785	35,887	(52,929)
Interest	852,494	732,250	741,559
Other	62,417	38,918	28,573
Total revenues	2,797,346	2,632,059	1,674,434
Interest expense	605,096	468,798	660,448
Net revenues	2,192,250	2,163,261	1,013,986
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	14,916	37,248	(69,077)
Net revenues, less mandatorily redeemable preferred interest	2,177,334	2,126,013	1,083,063
Non-interest expenses:
Compensation and benefits	1,282,644	1,195,971	1,522,157
Floor brokerage and clearing fees	110,835	80,969	64,834
Technology and communications	160,987	141,233	127,357
Occupancy and equipment rental	68,085	72,824	76,255
Business development	62,015	37,614	49,376
Professional services	49,080	41,125	46,948
Other	47,017	48,530	84,296
Total non-interest expenses	1,780,663	1,618,266	1,971,223
Earnings (loss) before income taxes	396,671	507,747	(888,160)
Income tax expense (benefit)	156,404	195,928	(293,359)
Net earnings (loss)	240,267	311,819	(594,801)
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)
Net earnings (loss) to common shareholders	$223,666	$275,282	$(540,917)

Earnings (loss) per common share:
Basic	$1.10	$1.36	$(3.30)
Diluted	$1.09	$1.35	$(3.30)

Weighted average common shares:
Basic	196,393	200,446	166,163
Diluted	200,511	204,572	166,163

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Eleven Months Ended	Twelve Months Ended December 31,
	November 30, 2010	2009	2008
Common stock, par value $0.0001 per share
Balance, beginning of period	$19	$17	$16
Issued	1	2	1
Balance, end of period	20	19	17

Additional paid-in capital
Balance, beginning of period	2,036,087	1,870,120	1,115,011
Benefit plan share activity (1)	19,230	16,499	52,912
Share-based expense, net of forfeitures and clawbacks	149,799	125,127	561,661
Proceeds from exercise of stock options	108	69	840
Acquisitions and contingent consideration	419	(2,710)	5,647
Tax benefit (deficiency) for issuance of share-based awards	2,965	(14,606)	6,233
Equity component of convertible debt issuance, net of tax	―	41,588	―
Issuance of treasury stock	―	―	90,160
Dividend equivalents on share-based plans	9,515	―	37,656
Balance, end of period	2,218,123	2,036,087	1,870,120

Retained earnings
Balance, beginning of period	688,039	412,757	1,030,865
Net earnings (loss) to common shareholders	223,666	275,282	(540,917)
Dividends	(61,051)	―	(76,477)
Acquisition adjustment	―	―	(714)
Balance, end of period	850,654	688,039	412,757

Treasury stock, at cost
Balance, beginning of period	(384,379)	(115,190)	(394,406)
Purchases	(140,071)	(263,794)	(21,765)
Returns / forfeitures	(15,080)	(8,105)	(42,438)
Issued	―	2,710	343,419
Balance, end of period	(539,530)	(384,379)	(115,190)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(41,626)	(52,121)	9,159
Currency adjustment	(8,490)	9,306	(54,661)
Pension adjustment, net of tax	(1,162)	1,189	(6,619)
Balance, end of period	(51,278)	(41,626)	(52,121)

Total common stockholders' equity	2,477,989	2,298,140	2,115,583

Noncontrolling interests
Balance, beginning of period	321,538	287,805	249,380
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)
Contributions	12,433	2,860	99,725
Distributions	(15,177)	(5,664)	(11,553)
Deconsolidation of asset management entity	(5,477)	―	―
Consolidation of asset management entity	―	―	4,137
Adoption of accounting changes to ASC 810	3,058	―	―
Balance, end of period	332,976	321,538	287,805

Total stockholders' equity	$2,810,965	$2,619,678	$2,403,388

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008

Net earnings (loss) to common shareholders	$223,666	$275,282	$(540,917)
Other comprehensive (loss) income:
Currency translation adjustments	(8,490)	9,306	(54,661)
Minimum pension liability adjustments, net of tax (1)	(1,162)	1,189	(6,619)
Total other comprehensive (loss) income (2)	(9,652)	10,495	(61,280)

Comprehensive income (loss)	$214,014	$285,777	$(602,197)

(1)
Includes income tax (benefit) expense of $(0.8) million, $0.8 million and $(4.3) million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and December 31, 2008, respectively.

(2)	Total other comprehensive (loss) income, net of tax, is attributable to common shareholders. No other comprehensive (loss) income is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$240,267	$311,819	$(594,801)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	42,087	40,662	29,482
Gain on repurchase of long-term debt	—	(7,673)	—
Fees related to assigned management agreements	(3,590)	—	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	14,916	37,248	(69,077)
Accruals related to various benefit plans and stock issuances, net of estimated forfeitures	153,950	133,523	572,136
Deferred income taxes	4,389	10,147	(180,706)
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(546,793)	61,620	(535,091)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(1,062,106)	(752,108)	(248,967)
Customers	(321,008)	(474,181)	256,920
Fees, interest and other	(57,482)	(21,566)	66,118
Decrease in securities borrowed	52,634	764,577	7,395,756
(Increase) decrease in financial instruments owned	(6,434,698)	(4,781,858)	987,021
Increase in other investments	(27,443)	(53,616)	(61,297)
(Increase) decrease in investments in managed funds	(9,833)	(15,529)	196,691
Decrease (increase) in securities purchased under agreements to resell	266,132	(2,268,338)	2,125,292
(Increase) decrease in other assets	(123,933)	22,516	169,348
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	1,001,155	506,073	(471,398)
Customers	467,164	1,476,096	337,771
(Decrease) increase in securities loaned	(455,750)	333,261	(4,421,889)
Increase (decrease) in financial instruments sold, not yet purchased	3,685,421	2,664,934	(567,777)
Increase (decrease) in securities sold under agreements to repurchase	2,444,802	1,511,871	(4,598,172)
Increase (decrease) in accrued expenses and other liabilities	218,255	373,602	(39,732)

Net cash (used in) provided by operating activities	(451,464)	(126,920)	347,628

Cash flows from investing activities:
Net payments on premises and equipment	(38,426)	(37,483)	(35,957)
Deconsolidation of asset management entity	(407)	—	(63,665)
Business acquisition	—	(38,760)	—
Purchase of mortgage servicing rights	—	(8,628)	—
Cash received from contingent consideration	2,930	—	—
Cash paid for contingent consideration	(8,332)	(28,653)	(37,670)
Net cash used in investing activities	(44,235)	(113,524)	(137,292)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Dollars in thousands)
	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$2,397	$12,408	$11,887
Gross proceeds from short-term borrowings	2,446,000	5,781,738	7,406,000
Gross payments on short-term borrowings	(2,446,000)	(5,781,738)	(7,689,033)
Net proceeds from (payments on):
Equity financing	—	—	433,579
Issuance of senior notes, net of issuance costs	1,041,353	1,053,092	—
Repurchase of long-term debt	—	(12,796)	—
Mandatorily redeemable preferred interest of consolidated subsidiaries	(17,078)	(124)	(4,257)
Noncontrolling interest	(2,744)	(2,804)	89,540
Repurchase of common stock	(140,071)	(263,794)	(21,765)
Dividends	(51,536)	—	(38,821)
Exercise of stock options, not including tax benefits	108	69	840
Net cash provided by financing activities	832,429	786,051	187,970
Effect of foreign currency translation on cash and cash equivalents	(899)	13,231	(1,849)
Net increase in cash and cash equivalents	335,831	558,838	396,457
Cash and cash equivalents at beginning of period	1,853,167	1,294,329	897,872
Cash and cash equivalents at end of period	$2,188,998	$1,853,167	$1,294,329

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$579,915	$434,163	$695,004
Income taxes, net	182,633	(27,106)	(23,753)
Acquisitions:
Fair value of assets acquired, including goodwill	—	53,104	—
Liabilities assumed	—	(14,344)	—
Cash paid for acquisition	—	38,760	—

In 2010, the additional minimum pension liability included in stockholders’ equity of $8,419 million resulted from an increase of $1,162 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.   In 2009, the additional minimum pension liability included in stockholders’ equity of $7,257 million resulted from a decrease of $1,189 million to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.  In 2008, the additional minimum pension liability included in stockholders’ equity of $8,446 million resulted from an increase of $6,619 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment to Leucadia National Corporation ("Leucadia") of approximately $100 million.  In exchange, we received from Leucadia 10,000,000 common shares of Leucadia.  During 2008, we sold the 10,000,000 common shares of Leucadia and thus realized approximately $433.6 million in net cash from the issuance of our shares.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 1.  Organization and Basis of Presentation

Organization

The accompanying audited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, "we" or "us"), including Jefferies & Company, Inc. ("Jefferies"), Jefferies Execution Services, Inc., ("Jefferies Execution"), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the "primary beneficiary, " including Jefferies High Yield Holdings, LLC ("JHYH"), Jefferies Special Opportunities Partners, LLC ("JSOP") and Jefferies Employees Special Opportunities Partners, LLC ("JESOP").

We operate in two business segments, Capital Markets and Asset Management. Capital Markets includes our securities trading (including the results of our indirectly partially-owned subsidiary, Jefferies High Yield Trading, LLC) and investment banking activities, which provides the research, sales, trading and origination effort for various equity, fixed income and advisory products and services.  Asset Management provides investment management services to various private investment funds, separate accounts and mutual funds.

Change in Year End

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30.  Our 2010 report consists of the eleven month transition period beginning January 1, 2010 through November 30, 2010.  Financial statements for 2009 and 2008 continue to be presented on the basis of our previous calendar year end.  See Note 3, “Change in Year End (Unaudited)” for additional information.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for financial information and with the instructions to Form 10-K.  We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, legal reserves and the realizability of deferred tax assets. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Consolidation

Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.  In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or "kick-out" rights.

Intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Interest income and interest expense for the five months ended May 31, 2010 previously reported in our quarterly report on Form 10-Q were understated by equal and offsetting amounts.  Interest income for the eleven months ended November 30, 2010 has been adjusted to increase interest income for the five months ended May 31, 2010 by $28.3 million from

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

$357.9 million to $386.2 million.  Interest expense for the eleven months ended November 30, 2010 has been adjusted to increase interest expense for the five months ended May 31, 2010 by $28.3 million from $228.9 million to $257.2 million.  There was no impact on Net revenues, Net earnings or Earnings per share for the eleven months ended November 30, 2010 due to these changes.  These adjustments had similar impacts on the supplemental disclosure of cash paid (received) for interest contained within the Consolidated Statement of Cash Flows.

Immaterial Restatement and Fourth Quarter Adjustment

As discussed further below, we are making correcting adjustments (hereafter in this Note referred to as “adjustments”) to our historical financial statements for the quarters of 2010 and 2009 (see Note 23 for selected quarterly financial data) and for the years of 2009 and 2008.  We do not believe these adjustments are material to our financial statements for any reported period.

The first set of adjustment relates to a $34.5 million difference between our records and the final statement of our clearing bank involving a portion of our fixed income business that we are now self-clearing  .  We have determined that the clearing bank’s statement is correct and that, on a pre-tax basis, $20.7 million of the difference  is attributed to items that we incorrectly recorded with respect to Principal transaction revenue on certain mortgage-backed securities, coupon interest, other settlements, clearing fees and financing charges and client bad debts. Of that $20.7 million, $13.6 million of the difference arose in and is being adjusted for in 2009 and prior years (refer to the tables below for the details of the effects on prior years on an after-tax basis).  Differences of $7.1 million of that $20. 7 million arose in and are being adjusted for in the first three quarters of 2010.  In addition, $13.8 million of the total difference remains unidentified as to cause and period of origin and we have written it off as a reduction in Principal transactions revenue in the fourth quarter of 2010. We do not believe these adjustments are material to our financial statements for any reported period.

In addition to and unrelated to the adjustments described above, we are adjusting Interest revenues and Interest expense in the respective financial statement line items to be reflected on a gross rather than net basis for $166.9 million in 2009.  Such adjustments relate to Interest revenues and Interest expense on inventory within our fixed income and securities finance businesses.  Although Interest revenues and Interest expense were recorded on a net basis to Interest revenues, thereby resulting in an understatement in Interest revenues and Interest Expense for various periods, there was no impact on Net revenues or Net earnings.  We do not believe these adjustments are material our financial statements for any reported period.

Finally, we are eliminating Securities received as collateral and an equal and offsetting Obligation to return securities received as collateral at December 31, 2009 for $68.5 million, which was recorded in error but which had no effect on Total stockholders’ equity and an immaterial effect on Total assets and Total liabilities.  We do not believe these adjustments are material to our financial statements for any reported period.

The following table sets forth the effects of the adjustments to Net earnings, on an after-tax basis, for 2009 and 2008.

Decrease in Net Earnings (loss) to common shareholders	Year Ended December 31,
(in thousands)	2009	2008

Previously reported Net earnings (loss) to common shareholders	$280,043	$(536,128)

Netting of interest revenues and expense	–	–
Differences with clearing bank	(3,513)	(4,497)
Other items (1)	(1,248)	(292)
Total adjustments	(4,761)	(4,789)

Adjusted Net earnings (loss) to common shareholders	$275,282	$(540,917)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(1) Other items – Includes the effect of certain other immaterial adjustments.

The following tables set forth the effects of the adjustments on affected line items within our previously reported Consolidated Statements of Earnings for the years 2009 and 2008, Consolidated Statement of Financial Condition as of December 31, 2009, Consolidated Statements of Changes in Stockholders’ Equity for the years 2009 and 2008 and Consolidated Statements of Cash Flows for the years 2009 and 2008:

Consolidated Statements of Earnings

	Year Ended December 31,
	2009		2008
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted

Principal transactions	$843,851	$838,396	$(80,192)	$(80,479)
Interest	567,438	732,250	749,577	741,559
Total revenues	2,472,702	2,632,059	1,682,739	1,674,434
Interest expense	301,925	468,798	660,964	660,448
Net revenues	2,170,777	2,163,261	1,021,775	1,013,986
Net revenues, less mandatorily redeemable preferred interest	2,133,529	2,126,013	1,090,852	1,083,063
Floor brokerage and clearing fees	80,611	80,969	64,724	64,834
Total non-interest expenses	1,617,908	1,618,266	1,971,113	1,971,223
Earnings (loss) before income taxes	515,621	507,747	(880,261)	(888,160)
Income tax expense (benefit)	199,041	195,928	(290,249)	(293,359)
Net earnings (loss)	316,580	311,819	(590,012)	(594,801)

Net earnings (loss) to common shareholders	280,043	275,282	(536,128)	(540,917)
Earnings (loss) per common share:
Basic	$1.39	$1.36	$(3.27)	$(3.30)
Diluted	$1.38	$1.35	$(3.27)	$(3.30)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Consolidated Statement of Financial Condition

	December 31, 2009
(in thousands)	As Previously Reported	Adjusted
Assets
Securities received as collateral	$68,494	$—
Other assets	488,789	489,035
Total assets	28,189,271	28,121,023
Liabilities
Obligation to return securities received as collateral	68,494	—
Payables:
Brokers, dealers & clearing orgs	889,687	905,350
Accrued expenses and other liabilities	941,210	936,242
Total liabilities	25,559,144	25,501,345
Stockholders’ equity
Retained Earnings	698,488	688,039
Total common stockholders’ equity	2,308,589	2,298,140
Total stockholders’ equity	2,630,127	2,619,678
Total liabilities and stockholders’ equity	28,189,271	28,121,023

Consolidated Statements of Changes in Stockholders’ Equity

	Retained Earnings		Total Common Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted

Balance, December 31, 2007	$1,031,764	$1,030,865	$1,761,544	$1,760,645	$2,010,924	$2,010,025
Net loss to common shareholders	(536,128)	(540,917)	(536,128)	(540,917)	(536,128)	(540,917)
Balance, December 31, 2008	418,445	412,757	2,121,271	2,115,583	2,409,076	2,403,388
Net earnings to common shareholders	280,043	275,282	280,043	275,282	280,043	275,282
Balance, December 31, 2009	698,488	688,039	2,308,589	2,298,140	2,630,127	2,619,678

The balance of Retained earnings, Total common stockholders’ equity and Total stockholders’ equity as of December 31, 2007 has been adjusted from that presented in previously reported financial statements due to adjustments of approximately $900,000, net of the tax effect, for differences identified between our records and the records of our clearing agent and for other items.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009		2008
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted

Operating activities
Net earnings (loss)	$316,580	$311,819	$(590,012)	$(594,801)
Deferred income taxes	10,393	10,147	(180,706)	(180,706)
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	498,232	506,073	(478,815)	(471,398)
Increase (decrease) in accrued expenses and other liabilities	376,436	373,602	(37,104)	(39,732)

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	268,854	434,163	695,177	695,004

Note 2.  Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions.  All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis.  We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements.  Soft dollar expenses amounted to $37.0 million, $32.5 million and $42.9 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.  We account for the cost of these arrangements on an accrual basis.  As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.

Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue.  In November 2010, we entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price is dependent on the number and amount of client accounts that convert to the purchaser’s platform for which a final determination will be made during our fiscal 2011 third quarter. As of November 30, 2010, no accounts have been transferred under the agreement.

Principal Transactions.  Financial instruments owned, securities pledged and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings on a trade date basis.

Investment Banking.  Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement.  Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded.  Out-of-pocket expenses are recorded net of client reimbursements. Revenues are presented net of related out-of-pocket unreimbursed expenses.  Unreimbursed out-of-pocket expenses with no related revenues

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

are included in Business development and Professional services expenses in the Consolidated Statements of Earnings.

Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues we earn from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we earn from related-party managed funds and investment income from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on assets under management or an agreed upon notional amount and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, "high-water marks" or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

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

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. Gains or losses resulting from foreign currency transactions are included in Principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Financial Instruments

Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, either as required by accounting pronouncements or through the fair value option election.  These instruments primarily represent our trading activities and include both cash and derivative products.   Gains and losses are recognized in Principal transactions in our Consolidated Statements of Earnings.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument and market conditions.  To the extent that valuation is based on models or input that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

We use prices and inputs that are current as of the measurement date.  As the observability of prices and inputs may change for a financial instrument from period to period, this condition may cause a transfer of an instrument among the fair value hierarchy levels.  Transfers among the levels are recognized at the beginning of each period.

Valuation Process for Financial Instruments

Financial instruments are valued at quoted market prices, if available.  Certain financial instruments have bid and ask prices that can be observed in the marketplace.  For financial instruments whose inputs are based on bid-ask prices, we allow for mid-market pricing and adjust to the point within the bid-ask range that meets our best estimate of fair value.  For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.  The valuation process for financial instruments may include the use of valuation models and other techniques.  Adjustments to valuations (such as counterparty, credit, concentration or liquidity) derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models.  An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price.  Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions.  Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

See Note 5, Financial Instruments, for a description of valuation techniques applied to the classes of financial instruments at fair value.

Investments in Managed Funds

Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for on the equity method or fair value.  Gains or losses on our investments in managed funds are included in Asset management fees and investment income from managed funds in the Consolidated Statements of Earnings.

Other Investments

Other investments includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities.  Other investments are accounted for on the equity method or at cost, as appropriate.  Revenues on Other investments are included in Other income in the Consolidated Statement of Earnings.  For the years ended December 31, 2009 and 2008, revenues related to our equity method investment in Jefferies Finance, LLC are included within Principal transactions revenue (see Note 9, Jefferies Finance, LLC for additional information).

Receivable from, and Payable to, Customers

Receivable from and payable to customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivable from officers and directors included within this financial statement line item represents balances arising from their individual security transactions. These transactions are subject to the same regulations as customer transactions and are provided on substantially the same terms.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions and accounted for as collateralized financing transactions.  In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities.   The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively "repos") are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amount. We earn and incur interest from this activity which is reflected in our Consolidated Statements of Earnings.  We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.  We carry repos on a net basis by counterparty when appropriate.

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years).  Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter.  As of November 30, 2010 and December 31, 2009, furniture, fixtures and equipment amounted to $190.6 million and $245.4 million, respectively, and leasehold improvements amounted to $104.3 million and $108.3 million, respectively.  Accumulated depreciation and amortization was $152.2 million and $213.5 million as of November 30, 2010 and December 31, 2009, respectively.

Depreciation and amortization expense amounted to $35.3 million, $39.8 million, and $29.3 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.

Goodwill

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  We completed our annual assessment of goodwill as of June 1, 2010 and no impairment was identified.  (Refer to Note 10, Acquisitions, for further details on our annual assessment of goodwill.)

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options is recognized as an increase to Additional paid in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statement of Changes in Stockholders' Equity.

Legal Reserves

In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a global securities and investment banking firm.  We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions.

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated.  When a range of probable loss can be estimated, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum of the range of probable loss.  The determination of the outcome and loss estimates requires significant judgment on the part of management.

In many instances, it is not possible to determine whether any loss is probable or even possible or to estimate the amount of any loss or the size of any range of loss.  We believe that, in the aggregate, the pending legal actions or proceedings should not have a material adverse affect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount that could be reasonably estimated of potential loss or range of potential loss in excess of what has been provided in the consolidated financial statements is not material.

Share-based Compensation

Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award.  Expected forfeitures are included in determining share-based compensation expense.

Earnings per Common Share

Basic earnings per share ("EPS") is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued.  Net earnings (loss) available to common shareholders represent net earnings (loss) to common shareholders reduced by the allocation of earnings to participating securities.  Losses are not allocated to participating securities.  Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units for which no future service is required.  Diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Securitization Activities

We engage in securitization activities related to commercial mortgage loans and mortgage-backed and other asset-backed securities.  Such transfers of financial assets are generally accounted for as sales when we have relinquished control over the transferred assets.  The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale.  We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statement of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statement of Earnings.

When a transfer of assets does not meet the criteria of a sale, that transfer is treated as a secured borrowing. We continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other liabilities in the Consolidated Statements of Financial Condition.

Accounting and Regulatory Developments

The following is a summary of Accounting Standards Codification™ ("ASC") Topics that have impacted or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:

Earnings per Share

We adopted accounting changes described in ASC 260, Earnings per Share Topic, on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Accordingly, 2008 EPS data presented has been adjusted to comply with the provisions of ASC 260.  The adoption of accounting changes described in ASC 260 reduced Basic and Diluted EPS from a loss of $3.26 to a loss of $3.30 for the year ended December 31, 2008.

Consolidation

We have adopted accounting changes described in ASC Topic 810, Consolidation, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity.  The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles.  We applied the fair value option as our transition method to consolidate these entities.  The following table presents the effect of the consolidation of these entities on our assets, liabilities and stockholders’ equity on January 1, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash and cash equivalents	$66,254
Financial instruments owned, at fair value:
Corporate debt securities	30,393
Loans and other receivables	1,523,566
Investments, at fair value	2,990
Total financial instruments owned, at fair value	1,556,949
Investments in managed funds	(7,273)
Receivable from customers	(13,317)
Receivable from fees, interest and other	4,265
Total assets	$1,606,878

Accrued expenses and other liabilities	$2,886
Long-term debt	1,600,934
Total liabilities	1,603,820

Noncontrolling interests	3,058
Total stockholders' equity	3,058
Total liabilities and stockholders’ equity	$1,606,878

On January 29, 2010, we sold and assigned our management agreements for the CLOs to a third party; thus, we no longer have the power to direct the most significant activities of the CLOs.  Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs and account for our remaining interests in the CLOs at fair value.

In addition, we adopted the provisions of accounting described in ASC 810, Consolidation, on January 1, 2009, which requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. Refer to Note 14 for further discussion on the adoption of the changes described in ASC 810.

Transfers and Servicing

We adopted further accounting changes described in ASC Topic 860, Transfers and Servicing, as of January 1, 2010, which eliminate the concept of a qualifying special purpose entity, require that a transferor consider all arrangements made contemporaneously with, or in contemplation of, a transfer of assets when determining whether derecognition of a financial asset is appropriate, clarify the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates, stipulate that constraints on a transferee’s ability to freely pledge or exchange transferred assets causes the transfer to fail sale accounting, and define participating interests and provides guidance on derecognizing participating interests.  The adoption did not have an effect on our financial condition, results of operations or cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 3.  Change in Year-End (Unaudited)

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30.  Our 2010 fiscal year consists of the eleven month transition period beginning January 1, 2010 through November 30, 2010.  Financial statements for 2009 and 2008 continue to be presented on the basis of our previous calendar year end.

The following is selected financial data for the eleven month transition period ending November 30, 2010, and the comparable prior year period (in thousands):

	Eleven Months Ended November 30,
	2010	2009

Net revenues, less mandatorily redeemable preferred interest	$2,177,334	$1,949,651
Non-interest expenses	1,780,663	1,522,143
Earnings before income taxes	396,671	427,508
Income tax expense	156,404	169,358
Net earnings	240,267	258,150
Net earnings to noncontrolling interests	16,601	30,528
Net earnings to common shareholders	223,666	227,622
Earnings per diluted common share	$1.09	$1.11
Effective tax rate	39%	40%

Note 4.  Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of November 30, 2010 and December 31, 2009 (in thousands):

	November 30,	December 31,
	2010	2009

Cash and cash equivalents:
Cash in banks	$325,227	$196,189
Money market investments	1,863,771	1,656,978
Total cash and cash equivalents	$2,188,998	$1,853,167
Cash and securities segregated (1)	$1,636,755	$1,089,803

(1)
Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 5.  Financial Instruments

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands):

	As of November 30, 2010
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,453,744	$89,430	$22,619	$-	$1,565,793
Corporate debt securities	25	3,557,183	73,408	-	3,630,616
Collateralized debt obligations	-	27,863	31,121	-	58,984
U.S. government and federal agency securities	2,322,204	210,422	-	-	2,532,626
Municipal securities	-	477,462	472	-	477,934
Sovereign obligations	1,600,762	580,651	-	-	2,181,413
Residential mortgage-backed securities	-	3,912,708	132,359	-	4,045,067
Commercial mortgage-backed securities	-	524,614	6,004	-	530,618
Other asset-backed securities	-	286,329	567	-	286,896
Loans and other receivables	-	206,977	227,596	-	434,573
Derivatives	279,811	176,069	-	(336,612)	119,268
Investments at fair value	-	-	77,784	-	77,784
Total financial instruments owned	$5,656,546	$10,049,708	571,930	$(336,612)	$15,941,572
Level 3 assets for which the firm does not bear economic exposure (1)			(204,139)
Level 3 assets for which the firm bears economic exposure			$367,791

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,554,489	$83,845	$38	$-	$1,638,372
Corporate debt securities	-	2,375,925	-	-	2,375,925
U.S. government and federal agency securities	1,688,684	51,604	-	-	1,740,288
Municipal securities	-	170	-	-	170
Sovereign obligations	2,180,667	814,163	-	-	2,994,830
Residential mortgage-backed securities	-	127,547	-	-	127,547
Commercial mortgage-backed securities	-	1,837	-	-	1,837
Loans	-	124,050	47,228	-	171,278
Derivatives	241,860	240,866	2,346	(425,520)	59,552
Total financial instruments sold, not yet purchased	$5,665,700	$3,820,007	$49,612	$(425,520)	$9,109,799

(1)	Consists of Level 3 assets which are either financed by nonrecourse secured financings or attributable to third party or employee noncontrolling interests in certain consolidated entities.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	As of December 31, 2009
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,419,019	$37,981	$43,042	$-	$1,500,042
Corporate debt securities	-	2,295,486	116,648	-	2,412,134
Collateralized debt obligations	-	-	9,570	-	9,570
U.S. government and federal agency securities	821,323	367,642	-	-	1,188,965
Municipal securities	-	127,346	420	-	127,766
Sovereign obligations	71,199	374,517	196	-	445,912
Residential mortgage-backed securities	-	2,578,796	136,496	-	2,715,292
Commercial mortgage-backed securities	-	307,068	3,215	-	310,283
Other asset-backed securities	-	54,180	110	-	54,290
Loans and other receivables	-	84,666	506,542	-	591,208
Derivatives	219,067	102,357	1,909	(261,216)	62,117
Investments at fair value	-	4,592	65,564	-	70,156
Total financial instruments owned	$2,530,608	$6,334,631	883,712	$(261,216)	$9,487,735
Level 3 assets for which the firm does not bear economic exposure (1)			(379,153)
Level 3 assets for which the firm bears economic exposure			$504,559

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,350,125	$10,403	$-	$-	$1,360,528
Corporate debt securities	-	1,909,781	-	-	1,909,781
U.S. government and federal agency securities	1,350,155	1,911	-	-	1,352,066
Municipal securities	-	10	-	-	10
Sovereign obligations	150,684	233,101	-	-	383,785
Residential mortgage-backed securities	-	21,474	-	-	21,474
Loans	-	10,660	352,420	-	363,080
Derivatives	225,203	100,731	4,926	(312,433)	18,427
Total financial instruments sold, not yet purchased	$3,076,167	$2,288,071	$357,346	$(312,433)	$5,409,151

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in Financial instruments owned and loan commitments are included in Financial instruments sold, not yet purchased – derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.  We have elected to apply the fair value option to certain secured financings that arise in connection with our securitization activities.  At November 30, 2010, $85.7 million in secured financings, included within Other liabilities on the Consolidated

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Statement of Financial Position, are accounted for at fair value and are classified as Level 3 liabilities.  Cash and cash equivalents, the cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•
Exchange Traded Equity Securities:  Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

•
Non-exchange Traded Equity Securities:   Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy.  Where such information is not available, non-exchange traded equity securities are categorized as Level 3 financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company.  When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•
Equity warrants:  Non-exchange traded equity warrants are generally classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•
Corporate Bonds:   Corporate bonds are measured primarily using broker quotations and pricing service data from external providers, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve.   Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy.  If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions.  Corporate bonds measured using alternative valuation techniques are classified within Level 3 of the fair value hierarchy.

•
High Yield Corporate and Convertible Bonds:  High yield corporate and convertible bonds classified within Level 2 of the fair value hierarchy are measured primarily using broker quotations and pricing service data from external providers, where available, and prices observed for recently executed market transactions of comparable size.  Where pricing data is less observable, valuations are classified in Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

•
Auction Rate Securities:  Auction rate securities ("ARS") included within corporate debt securities include ARS backed by pools of student loans and auction rate preferred securities issued by closed end mutual funds.  ARS are measured using market data provided by external service providers, as available.  The fair value of ARS is also determined by benchmarking to independent market data and adjusting for projected cash flows, level of seniority in the capital structure, leverage, liquidity and credit rating, as appropriate.  ARS are classified within

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 of the fair value hierarchy based on our assessment of the transparency of the external market data received.

Collateralized Debt Obligations

Collateralized debt obligations are measured based on valuations received from third party brokers and classified within Level 3 of the fair value hierarchy due to the unobservable nature of the pricing inputs underlying the broker valuations.

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized in Level 1 of the fair value hierarchy.
•
U.S. Agency Issued Debt Securities:  Callable and non callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services.  Non callable U.S. agency securities are generally classified within Level 1 of the fair value hierarchy and callable U.S. agency securities are classified within Level 2.

Municipal Securities

Municipal securities are measured based on quoted prices obtained from external data providers and generally classified within Level 2 of the fair value hierarchy.

Sovereign Obligations

•
G-7 Government and non-G-7 Government Bonds:  G-7 government and non-G-7 government bonds are measured based on quoted market prices obtained from external pricing services.   G-7 government bonds are categorized within Level 1 of the fair value hierarchy and non-G-7 government bonds are categorized within Level 2.

•
Emerging Market Sovereign Debt Securities:  Valuations are primarily based on market price quotations from external data providers, where available, or recently executed independent transactions of comparable size.  To the extent market price quotations are not available or recent transactions have not been observed, valuation techniques incorporating foreign currency curves, interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value.  Emerging market sovereign debt securities are generally classified within Level 2 of the fair value hierarchy.

Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities:  Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations, interest-only and principal-only securities and to-be-announced securities and are generally measured using market price quotations from external data providers and categorized within Level 2 of the fair value hierarchy.

•
Agency Residential Inverse Interest-Only Securities ("Agency Inverse IOs"):  The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral.  We use prices observed for recently executed transactions to develop market clearing spread and yield curve assumptions.   Valuation inputs with regard to underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age.  Agency inverse IOs are categorized within Level 2 of the fair value hierarchy.  We also use vendor data in developing assumptions, as appropriate.

•
Non-Agency Residential Mortgage-Backed Securities:  Fair values are determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability of the pricing inputs used.  Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size;  loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate.  Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.
Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities:  GNMA project loan bonds and FNMA DUS mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market clearing spread levels for purposes of estimating fair value.  GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

•
Non-Agency Commercial Mortgage-Backed Securities:  Non-agency commercial mortgage-backed securities are measured using pricing data obtained from third party services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized within Level 2 of the fair value hierarchy.  Valuations are determined using  pricing data obtained from third party services and prices observed for recently executed market transactions.

Loans and Other Receivables

•
Corporate Loans:  Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations from external data providers where sufficient observability exists as to the extent of market transaction data supporting the pricing data.  Corporate loans categorized within Level 3 are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

•
Participation Certificates in GNMA Project and Construction Loans:  Valuations of participation certificates in GNMA project and construction loans are based on observed market prices of recently executed purchases of similar loans which are then used to derive a market implied spread.  The market implied spread is used as the primary input in estimating the fair value of loans at the measurement date.  The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

•
Project Loans: Valuation of project loans are based on bench marks of prices for recently executed transactions of related realized collateralized securities and are classified within Level 3 of the fair value hierarchy.

•
Escrow and Trade Claim Receivables:  Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy with fair value estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers.

Derivatives

•
Listed Derivative Contracts:  Listed derivative contracts are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

•
OTC Derivative Contracts:  OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction.  Inputs to valuation models are appropriately calibrated to market data.  For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets.  OTC derivative

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

contracts are primarily categorized in Level 2 of the fair value hierarchy given the observability of the inputs to the valuation models.

OTC options include OTC equity and commodity options measured using Black-Scholes models with key inputs impacting the valuation including the underlying security or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.     Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, and valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves.  Credit defaults swaps include both index and single-name credit default swaps.  External prices are available as inputs in measuring index credit default swaps.  For single-name credit default swaps, fair value is determined based on valuation statements provided by the counterparty.  For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts.  Total return swaps executed on other underlyings are measured based on valuations received from third parties.

Investments at Fair Value

Investments at fair value include primarily investments in hedge funds, fund of funds and private equity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 3 of the fair value hierarchy.  Additionally, investments at fair value include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company.  Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy.  The following tables provide further information about our investments in entities that have the characteristics of an investment company at November 30, 2010 and December 31, 2009 (in thousands):

	November 30, 2010
	Fair Value (f)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long / Short Hedge Funds (a)	$19,865	$-	Quarterly, Semiannually
High Yield Hedge Funds (b)	1,561	-
Fund of Funds (c)	2,622	131	Annually
Private Equity Funds (d)	26,567	6,792
Other Investments (e)	287	-	At Will
Total (g)	$50,902	$6,923

	December 31, 2009
	Fair Value (f)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long / Short Hedge Funds (a)	$16,281	$-	Quarterly, Semiannually
High Yield Hedge Funds (b)	2,136	-
Fund of Funds (c)	6,497	166	Annually
Private Equity Funds (d)	17,386	8,231
Other Investments (e)	5,113	-	At Will
Total (g)	$47,413	$8,397

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(a)
This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors.  At November 30, 2010 and December 31, 2009, investments representing approximately 67% of the fair value in this category are redeemable with 60 - 90 days prior written notice.  At November 30, 2010 and December 31, 2009, investments representing approximately 30% and 31%, respectively, of fair value cannot be redeemed until the lock-up period expires on December 31, 2010 and investments representing approximately 3% and 2%, respectively, of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds.  We are unable to estimate when the underlying assets will be liquidated.  At November 30, 2010 and December 31, 2009, an investment representing less than 1% of fair value has no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(b)
This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds.  At November 30, 2010 and December 31, 2009, these investments are currently in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(c)
This category includes investments in fund of funds that invest in various private equity funds.  At November 30, 2010 and December 31, 2009, approximately 41% and 40%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions.  Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years.  At November 30, 2010 investments representing 57% of the fair value were approved for redemption and expected to be received in the first quarter of 2011. In addition, we requested redemption for investments representing approximately 2% of fair value at November 30, 2010, however we are unable to estimate when these funds will be returned. At December 31, 2009, investments representing approximately 60% of the fair value were approved for redemption and the funds' net asset values were received in the first quarter of 2010.

(d)
At November 30, 2010 and December 31, 2009, investments representing approximately 74% and 90% respectively,  include investments in private equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to eleven years. Investments in this category at November 30, 2010 and December 31, 2009, representing approximately 26% and 10%, respectively, are investments in closed-ended funds that invest in Croatian and Vietnamese companies.

(e)
At November 30, 2010 and December 31, 2009 investments representing approximately 100% and 33%, respectively, of fair value are closed-ended funds that invest in Vietnamese equity and debt instruments. At December 31, 2009 investments representing approximately 67%, of the fair value of investments are held on behalf of a Jefferies' deferred compensation plan.

(f)	Fair value has been estimated using the net asset value derived from each of the funds' partner capital statements.

(g)
Investments at fair value, in the Consolidated Statements of Financial Condition at November 30, 2010 and December 31, 2009 include $26.9 million and $22.7 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

At November 30, 2010 and December 31, 2009, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

Valuation Basis at November 30, 2010	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	9%	17%
Recently observed transaction prices	5%	2%
Data providers/pricing services	65%	60%
Broker quotes	12%	19%
Valuation techniques	9%	2%
	100%	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Valuation Basis at December 31, 2009	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	15%	25%
Recently observed transaction prices	2%	2%
Data providers/pricing services	55%	48%
Broker quotes	12%	23%
Valuation techniques	16%	2%
	100%	100%

Pricing information obtained from external data providers may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities.  External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period.

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the eleven months ended November 30, 2010 (in thousands):

	Eleven Months Ended November 30, 2010
	Balance, December 31, 2009	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, November 30, 2010	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2010 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(17,644)	$(3,099)	$1,272	$(952)	$22,619	$(17,377)
Corporate debt securities	116,648	416	(34,262)	285	(9,679)	73,408	(1,115)
Collateralized debt obligations	9,570	10,291	3,989	7,271	-	31,121	9,614
U.S. issued municipal securities	420	52	-	-	-	472	52
Sovereign obligations	196	-	-	-	(196)	-	-
Residential mortgage-backed securities	136,496	40,238	(48,812)	11,721	(7,284)	132,359	3,815
Commercial mortgage-backed securities	3,215	15,862	(12,012)	-	(1,061)	6,004	(62)
Other asset-backed securities	110	(175)	632	-	-	567	(205)
Loans and other receivables	506,542	40,464	(178,877)	739	(141,272)	227,596	15,648
Investments at fair value	65,564	18,042	(6,432)	4,039	(3,429)	77,784	13,946

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$-	$-	$-	$38	$-	38	$-
Net derivatives (2)	3,017	(2,533)	-	-	1,862	2,346	(2,533)
Loans	352,420	232	(210,267)	-	(95,157)	47,228	-

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – derivatives and Financial instruments sold, not yet purchased derivatives.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Analysis of Level 3 Assets and Liabilities for the Eleven Months Ended November 30, 2010

During the eleven months ended November 30, 2010, transfers of assets of $25.3 million from Level 2 to Level 3 are primarily attributed to:
•	Transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs and
•	Certain investments at fair value and investments in collateralized debt obligations, which have little to no transparency in trade activity.

During the eleven months ended November 30, 2010, transfers of assets of $163.9 million from Level 3 to Level 2 are primarily attributed to:
•	Corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these assets;
•	Residential mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities; and
•	Corporate debt securities, for which market transactions were announced or market data on comparable securities used as a benchmark became more observable.

Transfers of liabilities for the eleven months ended November 30, 2010 from Level 2 to Level 3 were $0.04 million and transfers of liabilities from Level 3 to Level 2 were $93.3 million, which are primarily due to transfers of corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities.

Net gains on Level 3 assets were $107.5 million and net gains on Level 3 liabilities were $2.3 million for the eleven months ended November 30, 2010.  Net gains on Level 3 assets were primarily due to increased valuations of various alternative investments, sales of certain corporate loans and improved credit conditions and enhanced recovery estimates for certain residential mortgage-backed securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the twelve months ended December 31, 2009 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31, 2009
	Balance, December 31, 2008	Total gains/ losses (realized and unrealized) (1)		Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2009	Change in unrealized gains/ (losses) relating to instruments still held at December 31, 2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$41,351	$(17,010)		$18,430	$7,179	$(6,908)	$43,042	$(13,704)
Corporate debt securities	177,603	(44,975)	(2)	20,183	38,424	(74,587)	116,648	(37,140)
Collateralized debt obligations	2,179	7,391		-	-	-	9,570	7,391
U.S. issued municipal securities	-	(63)	(2)	483	-	-	420	(14)
Sovereign obligations	-	112		107	123	(146)	196	33
Residential mortgage-backed securities	63,065	75,161		(77,047)	97,082	(21,765)	136,496	4,010
Commercial mortgage-backed securities	-	(125)		2,737	925	(322)	3,215	(19)
Other asset-backed securities	2,089	(583)		485	-	(1,881)	110	-
Derivatives	-	10,065		(8,156)	-	-	1,909	4,342
Loans and other receivables	108,029	15,215		395,745	15	(12,462)	506,542	(5,641)
Investments at fair value	75,059	(1,871)	(3)	387	6	(8,017)	65,564	(2,243)
	$469,375	$43,317		$353,354	$143,754	$(126,088)	$883,712	$(42,985)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$-	$-		$-	$38	$(38)	$-	$-
Corporate debt securities	3,515	739		(2,104)	2,952	(5,102)	-	-
Derivatives	8,197	(3,271)		-	-	-	4,926	(839)
Loans	-	-		352,420	-	-	352,420	-
Other	-	225		(225)	-	-	-	-
	$11,712	$(2,307)		$350,091	$2,990	$(5,140)	$357,346	$(839)

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)
During the quarter ended June 30, 2009, we changed our valuation methodology for auction rate securities, which are included within corporate debt securities and U.S. issued municipal securities. Previously, auction rate securities were valued based on an internal model based on projected cash flows for the securities discounted for lack of liquidity.  As of June 30, 2009, auction rate securities were valued using a valuation technique that benchmarks the securities to transactions and market prices of comparable securities, adjusting for projected cash flows and security structure, where appropriate.

(3)
Prior to the fourth quarter of 2009, net asset values of investments used for determining fair value were adjusted for redemption restrictions, where appropriate. As of October 1, 2009, in connection with the adoption of ASU 2009-12, no adjustments were made to reported net asset values for these investments.

During the twelve months ended December 31, 2009, we had transfers of assets of $143.8 million from Level 2 to Level 3 and transfers of assets of $126.1 million from Level 3 to Level 2. Transfers of liabilities from Level 2 to Level 3 were $3.0 million and transfers of liabilities from Level 3 to Level 2 were $5.1 million for the twelve months ended December 31, 2009.  Net gains on Level 3 assets were $43.3 million and net gains on Level 3 liabilities were $2.3 million for the twelve months ended December 31, 2009.

Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 6.  Derivative Financial Instruments

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial Instruments Owned – Derivatives and Financial Instruments Sold, Not Yet Purchased – Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Notes 5 and 19 for additional disclosures about derivative instruments.)

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

A portion of our derivative activities is performed by Jefferies Financial Products, LLC ("JFP"), a market maker in commodity index products and a trader in commodity futures and options. JFP maintains a credit intermediation facility with a highly rated European bank (the "Bank"), which allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank.  The Bank simultaneously enters into offsetting transactions with JFP and receives a fee from JFP for providing credit support.

The following table presents the fair value and related number of derivative contracts at November 30, 2010 and December 31, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	November 30, 2010
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$77,295	41,166	$126,281	43,243
Foreign exchange contracts	20,263	1,165	17,004	290
Equity contracts	275,760	1,226,025	249,229	2,333,252
Commodity contracts	62,727	103,562	76,911	35,071
Credit contracts	19,835	18	15,647	15
Total	455,880	1,371,936	485,072	2,411,871
Counterparty/cash-collateral netting	(336,612)		(425,520)
Total per Consolidated Statement of Financial Condition	$119,268		$59,552

	December 31, 2009
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$27,415	42,898	$24,068	40,864
Foreign exchange contracts	2,637	67	7,470	98
Equity contracts	222,311	898,472	228,403	1,954,260
Commodity contracts	54,257	58,434	57,237	32,245
Credit contracts	16,713	10	13,682	8
Total	323,333	999,881	330,860	2,027,475
Counterparty/cash-collateral netting	(261,216)		(312,433)
Total per Consolidated Statement of Financial Condition	$62,117		$18,427

The following table presents unrealized and realized gains and (losses) on derivative contracts for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
	Gains (Losses)	Gains (Losses)

Interest rate contracts	$(122,898)	$(11,581)
Foreign exchange contracts	1,194	663
Equity contracts	(87,084)	(202,091)
Commodity contracts	15,454	(2,571)
Credit contracts	(52,049)	3,057
Total	$(245,383)	$(212,523)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of November 30, 2010 (in thousands):

	OTC derivative assets (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps	$—	$26,166	$—	$(13,082)	$13,084
Commodity options	15,029	—	—	—	15,029
Equity options	6,375	—	—	—	6,375
Credit default swaps	—	10,635	7,932	—	18,567
Total return swaps	3,387	1,068	—	—	4,455
Foreign currency forwards and swaps	10,125	—	—	(173)	9,952
Fixed income forwards	92	—	—	—	92
Interest rate swaps and caps	197	3,736	17,084	(4,068)	16,949
Total	$35,205	$41,605	$25,016	$(17,323)	$84,503

(1)	At November 30, 2010, we held exchange traded derivative assets of $38.3 million.
(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2010, cash collateral received was $3.5 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.
(4)	Derivative fair values include counterparty netting.

	OTC derivative liabilities (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps	$28,806	$—	$—	$(13,082)	$15,724
Commodity options	34,428	166	—	—	34,594
Equity options	8,790	2,266	—	—	11,056
Credit default swaps	—	7,893	7,459	—	15,352
Total return swaps	208	—	—	—	208
Foreign currency forwards and swaps	6,696	173	—	(173)	6,696
Interest rate swaps and caps	361	38,675	33,028	(4,068)	67,996
Total	$79,289	$49,173	$40,487	$(17,323)	$151,626

(1)	At November 30, 2010, we held exchange traded derivative liabilities and other credit enchancements of $0.3 million.
(2)
OTC derivative liabilities in the table above are gross of collateral pledged.  OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition.  At November 30, 2010, cash collateral pledged was $92.4 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.
(4)	Derivative fair values include counterparty netting.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At November 30, 2010, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality:
A or higher	$73,745
B to BBB	406
Unrated	10,352
Total	$84,503

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2010 and December 31, 2009, is $51.8 million and $12.2 million, respectively, for which we have posted collateral of $44.9 million and $18.9 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2010 and December 31, 2009, we would have been required to post an additional $6.5 million and $4.6 million, respectively, of collateral to our counterparties.

Note 7.  Collateralized Transactions

We pledge securities in connection with repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. The pledge of our securities is in connection with our mortgage-backed securities, corporate bond, government and agency securities and equities businesses. Counterparties generally have the right to sell or repledge the collateral. Pledged securities that can be sold or repledged by the counterparty are included within Financial instruments owned and noted as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities in connection with resale agreements, securities borrowings and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate securities received as collateral.  At November 30, 2010 and December 31, 2009, the approximate fair value of securities received related to resale agreements, securities borrowings and customer margin loans that may be sold or repledged by us was approximately $22.3 billion and $16.7 billion, respectively. At November 30, 2010 and December 31, 2009, a substantial portion of the securities received by us had been sold or repledged.

We also receive securities as collateral in connection with derivative transactions and in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2010 and December 31, 2009, $48.6 million and $-0- million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

We engage in securities for securities transactions in which we are the borrower of securities and provide other securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, should treat these as noncash transactions and should not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged on our Consolidated Statements of Financial Condition. At December 31, 2009, certain securities for securities transactions of borrowed fixed income securities were recorded as an asset on our Consolidated Statement of Financial Condition within Securities borrowed and the fixed income securities pledged as collateral to the lender were recorded as a liability within

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Securities loaned on the Consolidated Statement of Financial Condition. The December 31, 2009 Consolidated Statement of Financial Condition has not been adjusted for this accounting treatment as the impact on the consolidated financial statements is not material.  At November 30, 2010, we have appropriately not recognized these transactions on the Consolidated Statement of Financial Condition.

Note 8.  Securitization Activities and Variable Interest Entities ("VIEs")

Securitization Activities

We engage in securitization activities related to mortgage-backed and other asset-backed securities and project loans. In our securitization activities, we use special purpose entities ("SPEs").  Prior to January 1, 2010, we did not consolidate our securitization vehicles as they met the criteria of qualifying special purpose entities ("QSPEs").  QSPEs were not subject to consolidation prior to January 1, 2010.  With the removal of the QSPE concept and the exception from applying the consolidation requirements for VIEs under the accounting changes to ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, effective January 1, 2010, our securitization vehicles generally meet the criteria of variable interest entities; however we may not consolidate our securitization vehicles as we may not meet the characteristics of the primary beneficiary for these vehicles.  See "Variable Interest Entities" in this footnote for further discussion on variable interest entities and our determination of the primary beneficiary.

We derecognize financial assets transferred in securitizations when we have relinquished control over such assets. If we have not relinquished control over transferred assets, the financial assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other liabilities. Transferred assets are carried at fair value prior to securitization, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings.  We act as placement or structuring agent in connection with the beneficial interests issued by securitization vehicles. Net revenues are recognized in connection with these activities.

Our continuing involvement in securitization vehicles to which we have transferred assets is limited to holding beneficial interests in these vehicles (i.e., securities issued by these vehicles), which are included within Financial instruments owned on the Consolidated Statements of Financial Condition, and servicing rights over certain transferred assets (i.e., project loans), which are included within Other assets on the Consolidated Statements of Financial Condition.  We apply fair value accounting to the securities and the servicing rights are amortized over the period of the estimated net servicing income.  We have not provided financial or other support to these securitization vehicles during the eleven months ended November 30, 2010.  We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities to these securitization vehicles at November 30, 2010 and December 31, 2009.  Although not obligated, we may make a market in the securities issued by these securitization vehicles.  In these market-making transactions, we buy these securities from and sell these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned – mortgage- and asset-backed securities.

During the eleven months ended November 30, 2010, we transferred assets of $11,311.1 million as part of our securitization activities in which we had continuing involvement, received cash proceeds of $9,100.8 million, beneficial interests of $2,308.8 million, servicing rights of $0.1 million and recognized Net revenues of $65.4 million.  During the twelve months ended December 31, 2009, we transferred assets of $11,284.1 million as part of our securitization activities in which we had continuing involvement, received cash proceeds of $11,308.5 million, beneficial interests of $1,340.7 million and recognized Net revenues of $47.8 million.  These transfers were accounted for as sales of assets.  Assets received in the form of securities issued in these transfers were initially categorized as Level 2 within the fair value hierarchy.  For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Financial Instruments.

The following tables present the total information regarding securitization vehicles to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at November 30, 2010 and December 31, 2009 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Assets obtained		As of November 30, 2010
Securitization Type	as proceeds		Total Assets (6)	Assets Retained

Residential mortgage-backed securities	$2,203.1	(3)	$6,549.5	$684.7	(1)(2)
Commercial mortgage-backed securities	105.7	(3)	2,005.4	40.4	(1)(2)
Project loans	0.1	(4)	107.8	0.1	(5)

(1)	At November 30, 2010, the securities issued in these securitizations are comprised of government agency-backed securities.
(2)
A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties.  As of January 25, 2011, we continue to hold approximately $466.0 million and $-0- million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.
(4)	Initial fair value of servicing rights received on transferred project loans.
(5)	Represents amortized servicing rights on transferred project loans.
(6)	Represents unpaid principal amount of assets in the securitization vehicles.

	As of December 31, 2009
Securitization Type	Total Assets	Securities (1)(2)

Residential mortgage-backed securities	$1,483.5	$104.8
Commercial mortgage-backed securities	641.7	9.2

(1)	At December 31, 2009, 100% of these securities issued in these securitizations are AAA-rated.
(2)	These securities have been subsequently sold in secondary market transactions to third parties.

The following table presents cash flows received on retained interests during the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 and 2008 related to securitization vehicles to which we have transferred assets and received sale accounting (in millions):

	Eleven Months Ended November 30, 2010 (1)	Twelve Months Ended December 31,
		2009	2008

Residential mortgage-backed securities	$30.9	$2.7	$—
Commercial mortgage-backed securities	2.0	(0.2)	—

(1)
Cash flows received on beneficial interests in securitization vehicles of project loans were de minimus for the eleven months ended November 30, 2010 and no cash flows were received for the twelve months ended December 31, 2009 and 2008.

Variable Interest Entities

Variable interest entities ("VIEs") are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary.  Effective January 1, 2010, the primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.  Prior to January 1, 2010, the primary beneficiary was the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied.

We initially determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE.  As of January 1, 2010, we reassess whether we are the primary beneficiary of a VIE on an ongoing basis rather than

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

upon the occurrence of certain events.  Prior to January 1, 2010, we were required to reassess whether we were the primary beneficiary of a VIE only upon the occurrence of certain reconsideration events.

Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance.  Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors.  We then assess whether we have the power to direct those significant activities.  Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/ or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over a VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities.  If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary.  If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interests are significant to a VIE requires significant judgment. In determining the significance of our variable interests, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.

VIEs Where We Are The Primary Beneficiary

The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of November 30, 2010 and December 31, 2009 (in millions).  The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.  We have aggregated our consolidated VIEs based upon principal business activity.

	November 30, 2010			December 31, 2009 (4)
	High Yield	Mortgage- and Asset-backed Securitizations	Other	High Yield
Cash	$202.6	$—	$—	$190.9
Financial instruments owned	889.8	101.4	21.0	1,100.1
Securities borrowed	455.8	—	—	559.9
Receivable from brokers and dealers	195.5	—	—	340.5
Other	11.6	0.1	—	47.0
	$1,755.3	$101.5	$21.0	$2,238.4

Financial instruments sold, not yet purchased	$602.6	$—	$—	$893.2
Payable to brokers and dealers	157.1	—	—	326.5
Mandatorily redeemable interests (1)	1,047.9	—	—	964.2
Promissory note (2)	—	—	4.4	—
Secured financing (3)	—	101.4	—	—
Other	36.3	0.1	—	9.8
	$1,843.9	$101.5	$4.4	$2,193.7

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(1)
After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $315.9 million and $318.0 million at November 30, 2010 and December 31, 2009, respectively.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.
(3)
Secured financing is included within Accrued expenses and other liabilities in the Consolidated Statements of Financial    Condition.  Approximately $15.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation.

(4)	At December 31, 2009, we had no consolidated mortgage- and asset-backed securities or other VIEs.

High Yield. We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC ("JHYT"), Jefferies High Yield Finance, LLC ("JHYF"), and Jefferies Leveraged Credit Products, LLC ("JLCP").  JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities.  JHYF is engaged in the trading of total return swaps.  JLCP is engaged in the trading of bank debt, credit default swaps and trade claims.  JHYT, JHYF and JLCP are wholly owned subsidiaries of JHYH.

We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation ("Leucadia"), a significant shareholder of our common stock, each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, JSOP and JESOP, are also investors in JHYH. The arrangement term is through April 2013, with an option to extend.  As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board.  We have determined that JHYH, JSOP and JESOP meet the definition of a variable interest entity.  We are the primary beneficiary of JHYH, JSOP and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiaries JHYT, JHYF and JLCP), JSOP and JESOP.

At November 30, 2010 and December 31, 2009, the carrying amount of our variable interests was $328.2 million and $329.8 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP.  The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders.  The creditors of these VIEs do not have recourse to our general credit.

There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation.

Mortgage and asset-backed securitizations. We are the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the beneficial interests (i.e., securities) issued by the securitization vehicle.  Our variable interests in this vehicle consist of beneficial interests and a contractual servicing fee.  The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

Other. We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees or clients.  We manage and invest alongside our employees or clients in these vehicles.  The assets of these VIEs consist of private equity and debt securities, and are available for the benefit of the entities’ debt and equity holders.  Our variable interests in these vehicles consist of equity securities and promissory notes.  The creditors of these VIEs do not have recourse to our general credit.

Prior to January 1, 2010, we did not consolidate these investment vehicles as we were not the party that absorbs (receives) a majority of the expected losses (returns) or because these entities did not previously meet the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

characteristics of a VIE and we provide the nonvoting investors with “kick-out” rights.  No gain or loss was recognized upon the initial consolidation of these VIEs.

VIEs Where We Have a Variable Interest

We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the eleven months ended November 30, 2010 or twelve months ended December 31, 2009 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at November 30, 2010 and December 31, 2009.

We have aggregated certain nonconsolidated VIEs based upon principal business activity. The following tables present the total assets of nonconsolidated VIEs in which we hold variable interests, our maximum exposure to loss from these nonconsolidated VIEs, and the carrying amount of our interests in these nonconsolidated VIEs at November 30, 2010 and December 31, 2009 (in millions):

	November 30, 2010
	VIE Assets	Maximum exposure to loss in non-consolidated VIEs		Carrying Amount

Collateralized loan obligations	$1,937.8	$35.3	(2)	$35.3
Mortgage- and asset-backed vehicles - Non-agency (1)	91,285.1	852.1	(2)	852.1
Mortgage- and asset-backed vehicles - Agency (1)	7,464.8	1,840.9	(2)	1,840.9
Asset management vehicle	760.4	18.1	(2)	18.1
Private equity vehicles	63.9	131.0		49.7
Total	$101,512.0	$2,877.4		$2,796.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2010.
(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

	December 31, 2009
	VIE Assets	Maximum exposure to loss in non-consolidated VIEs		Carrying Amount

Collateralized loan obligations	$1,862.6	$21.7	(2)	$21.7
Mortgage- and asset-backed vehicles - Non-agency (1)	123,560.0	488.7	(2)	488.7
Private equity vehicles	52.3	50.0		45.7
Total	$125,474.9	$560.4		$556.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2009.
(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

Collateralized Loan Obligations. We own variable interests in collateralized loan obligations ("CLOs") previously managed by us.  These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds.  Effective with the adoption of accounting changes to ASC Topic 810, Consolidation, on January 1, 2010, we concluded that we were the primary beneficiary on January 1, 2010 given our management rights over and interests in debt securities issued by the CLOs.  Accordingly, we consolidated the assets and liabilities of these CLOs on January 1, 2010.  No gain or loss was recognized upon the initial consolidation of these CLOs.  Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs.  Upon the assignment of the management

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

agreements in the first quarter of 2010, we deconsolidated the CLOs.  Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees.  The debt securities are accounted for at fair value and are included in Financial instruments owned at November 30, 2010 and Investments in managed funds at December 31, 2009 on our Consolidated Statements of Financial Condition.  The carrying amount of the debt securities was $8.8 million and $7.3 million at November 30, 2010 and December 31, 2009, respectively.  The management and incentives fees are accrued as the amounts become realizable.  Our exposure to loss in these CLOs is limited to our investments in the debt securities.

In addition, we have variable interests in Babson Loan Opportunity CLO, Ltd., a third party managed CLO. This VIE has assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in this VIE consists of debt securities. The fair value of our interests in this VIE consist of a direct interest and an indirect interest via Jefferies Finance, LLC.  The direct investment is accounted for at fair value and included in Financial instruments owned in our Consolidated Statements of Financial Condition.  Our exposure to loss is limited to our investments in the debt securities.

Mortgage- and Asset-Backed Vehicles. We purchase and sell variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities, in connection with our trading and market-making activities.  Our variable interests in these VIEs consist of mortgage and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition.  Prior to January 1, 2010, we determined that agency mortgage- and asset-backed vehicles met the criteria of a QSPE, which were not subject to consolidation.  As of January 1, 2010, we now include our variable interests in agency mortgage- and asset-backed vehicles in the disclosure of our variable interests in VIEs.

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds.  Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of November 30, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. The equity interests are accounted for on the equity method and included in Investments in managed funds on our Consolidated Statements of Financial Condition.

Private Equity Vehicles. We entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC ("the Borrower"), pursuant to which we committed to make loans to the Borrower.  As of December 31, 2009, our aggregate commitment under the Credit Agreement was $50.0 million, of which approximately $45.7 million was funded.  Our loan to the Borrower was recorded in Other investments on the Consolidated Statements of Financial Condition.  On August 27, 2010, the Borrower satisfied all loans and obligations due under the Credit Agreement, and we and the Borrower terminated the Credit Agreement.  (See Note 22 for additional discussion of the credit agreement with JCP V.)

On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “USA Fund”).  As of November 30, 2010, we have funded approximately $9.3 million of our commitment.  The USA Fund has assets consisting primarily of private equity and equity related investments.  Our investment in the USA Fund is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition.  The carrying amount of our equity investment was $9.1 million at November 30, 2010.  Our exposure to loss is limited to our equity commitment.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”).  JEP IV has assets consisting primarily of private equity and equity related investments.  Our variable interests in JEP IV consist of an equity investment and a loan commitment.  Our equity investment in JEP IV is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition.  The carrying amount of our equity investment was $1.8 million at November 30, 2010.  During the fourth quarter of 2010, we

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

repaid outstanding debt of JEP IV on its behalf and committed to make loans to JEP IV in an aggregate principal amount of up to $54.0 million.  As of November 30, 2010, we funded approximately $38.8 million of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition.  Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment.  At December 31, 2009, JEP IV did not meet the characteristics of a VIE.

Note 9.  Jefferies Finance LLC

On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance, LLC ("JFIN"), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies.  JFIN is a commercial finance company whose primary focus is the origination and syndication of senior secured debt in the form of term and revolving loans.  JFIN can also originate various other debt products such as second lien term, bridge and mezzanine loans as well as related equity co-investments.  JFIN also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

As of November 30, 2010, total committed equity capitalization of JFIN is $500 million.  Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services.  As of November 30, 2010, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.  Additionally, we provide a revolving line of credit to JFIN in the amount of $150.0 million JFIN to fund eligible loans at an interest rate of USD LIBOR plus 1.50%, scheduled to mature on September 4, 2011 with an automatic extension subject to a 60 termination notice by either party.  At December 31, 2009 and November 30, 2010, the amount outstanding under the revolving line of credit was $-0- and $-0-, respectively.

Our investment in JFIN is accounted for under the equity method of accounting and is included in Other investments in the Consolidated Statements of Financial Condition.  Equity method gains and losses on JFIN are included in Other income in the Consolidated Statements of Earnings for the eleven months ended November 30, 2010 and in Principal transaction revenues for the twelve months ended December 31, 2009 and 2008.

The following is a summary of selected financial information for JFIN as of and for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in millions):

	November 30,	December 31,	December 31,
	2010	2009	2008

Total assets	$890.4	$944.1	$1,075.4
Total liabilities	566.4	691.2	890.5
Total equity	324.0	252.9	184.9
Our total equity balance	162.0	126.4	92.4
Net earnings (loss)	71.7	67.5	(43.9)

Subsequent to November 30, 2010, we purchased participation certificates in loans originated by JFIN of $477.2 million.  As of January 20, 2011, $9.5 million remains outstanding on the participation certificates.

Note 10.  Acquisitions

Depfa

On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC ("Depfa"), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services.  As of March 31, 2009, Depfa has been merged into Jefferies.

The Depfa acquisition is being accounted for under the acquisition method of accounting.  Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at acquisition

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

date as summarized in the following table.  Goodwill of $568,000 is measured as the excess of the cash consideration over  fair value of net assets acquired, including identified intangible assets, and represents the value expected from the synergies and economies of scale created from combining Depfa’s municipal securities business with our full-service sales and trading, and investment banking capabilities.

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

Goodwill

All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes.  The following is a summary of goodwill activity for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 (in thousands):

	Eleven Months Ended November 30, 2010	Twelve Months Ended Decem ber 31, 2009
Balance, at beginning of period	$364,795	$358,837
Add: Contingent Consideration	1,013	10,038
Add: Acquisition	—	568
Less: Translation adjustments	(844)	(4,648)
Balance, at end of period	$364,964	$364,795

Acquisitions of LongAcre Partners, Helix Associates, and Randall & Dewey executed in prior years, each contained a five-year contingency for additional consideration to the selling owners, based on future revenues.  This additional consideration was paid annually.  There was no contractual dollar limit to the potential of additional consideration except for LongAcre Partners which is a fixed sum.  The last period for additional contingent consideration based upon revenue performance has expired. During the eleven months ended November 30, 2010, we paid approximately $8.3 million in cash related to contingent consideration that had been determined in reference to prior periods.

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  As a result of our change in fiscal year-end from December 31 to November 30, we determined that an annual goodwill impairment testing date of June 1 is preferable under the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

circumstances to September 30.  Accordingly, during the eleven months ended November 30, 2010, we changed the date of our annual goodwill impairment testing to June 1.  The change in the annual goodwill impairment testing date was made to keep the test in our third quarter, as it was before our change in fiscal year-end, and to move it to the beginning of the quarter to a time when our resources are less constrained.  This change in our goodwill impairment testing date is deemed a change in accounting principle. We believe that the change in accounting principle does not delay, accelerate, or avoid a goodwill impairment charge and does not result in adjustments to our consolidated financial statements when applied retrospectively.  We completed our annual test of goodwill impairment as of June 1, 2010 and less than twelve months have elapsed between annual tests.  No impairment was identified.

Mortgage Servicing Rights

In December 2009, we acquired servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition.  The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings.  We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio.  We determined that the servicing rights acquired in December 2009 represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes.  We earned $3.5 million in fees related to these servicing rights during the eleven months ended November 30, 2010.  The following presents the activity in the balance of these servicing rights for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 (in thousands):

	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009

Balance, beginning of period	$8,500	$	―
Add: Acquisition	87		8,500
Less: Amortization	(324)		―

Balance, end of period	$8,263		$8,500

We estimate the fair value of these servicing rights was $16.1 million and $8.5 million at November 30, 2010 and December 31, 2009, respectively.  Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding prepayment and delinquencies are not significant to the fair value.

Note 11.  Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances.  We had no outstanding unsecured or secured bank loans as of November 30, 2010 and December 31, 2009.  Average daily bank loans for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 were $23.8 million and $41.1 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 12.  Long-Term Debt

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at November 30, 2010 and December 31, 2009 (in thousands):

	November 30, 2010	December 31, 2009

7.75% Senior Notes, due 2012 (effective interest rate of 8.08%)	$305,969	$306,811
5.875% Senior Notes, due 2014 (effective interest rate of 6.00%)	249,048	248,831
3.875% Senior Note, due 2015 (effective interest rate of 3.92%)	499,000	—
5.5% Senior Notes, due 2016 (effective interest rate of 5.57%)	348,854	348,865
8.5% Senior Notes, due 2019 (effective interest rate of 8.31%)	708,529	709,193
6.875% Senior Note, due 2021 (effective interest rate of 6.99%)	545,510	—
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55%)	346,544	346,439
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20%)	282,577	276,433
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37%)	492,650	492,545
	$3,778,681	$2,729,117

On November 2, 2010, we issued 3.875% Senior Notes, due in 2015, with a principal amount of $500.0 million and received proceeds of $497.7 million.  On June 24, 2010 and July 15, 2010, we issued 6.875% Senior Notes, due in 2021, with a principal amount of $400.0 million and $150.0 million, respectively, and received proceeds of $394.2 million and $148.7 million, respectively.

On October 26, 2009, we issued 3.875% convertible senior debentures (the "debentures"), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture convertible into 25.5076 shares of our common stock (equivalent to a conversion price of approximately $39.20 per share of common stock). We received net proceeds of $339.6 million in connection with the offering.  Approximately $275.0 million of the net proceeds was allocated to Long-term debt, approximately $5.0 million was allocated to Other assets as debt issuance costs and approximately $42.0 million was allocated to Additional paid-in capital, net of deferred taxes of $27.0 million, on the Consolidated Statements of Financial Condition.  In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture.  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

In June and September 2009, we issued 8.5% Senior Notes, due in 2019, with a principal amount of $400 million and $300 million, respectively, and received proceeds of $393.9 million and $321.0 million, respectively.  During the twelve months ended December 31, 2009, we repurchased approximately $20.3 million of our outstanding long-term debt, resulting in a gain on debt extinguishment of $7.7 million, which was recognized in Other income on the Consolidated Statements of Earnings.

We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7.75% senior notes due March 15, 2012 into floating rates

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

based upon LIBOR.  During the third quarter of 2007, we terminated these interest rate swaps and received cash consideration of $8.5 million, net of accrued interest.  The $8.5 million basis is being amortized as a reduction in Interest expense of approximately $1.9 million per year over the remaining life of the notes through March 2012.

Note 13.  Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased $125.0 million of our Series A convertible preferred stock in a private placement.  Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share.  The preferred stock is callable beginning in 2016 and will mature in 2036.  As of November 30, 2010, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding.  The dividend is recorded as a component of Interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes.  The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered "equity" for tax purposes.

Note 14.  Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests).  Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents our noncontrolling interests at November 30, 2010 and December 31, 2009 (in millions):

	November 30, 2010	December 31, 2009

JSOP	$282.5	$282.7
JESOP	32.6	33.2
Other (1)	17.9	5.6
Noncontrolling interests	$333.0	$321.5

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity.  Revenues, expenses, net earnings or loss, and other comprehensive income or loss are  reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests.  Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests.   Net earnings to noncontrolling interests is deducted from Net earnings to determine Net earnings to common shareholders.  Prior to January 1, 2009, we recorded minority interest in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). As of January 1, 2009, Net earnings (loss) to noncontrolling interests is deducted from Net earnings (loss) to determine Net earnings (loss) to common shareholders.  This change in presentation resulted in a decrease to Net loss of approximately $53.9 million for the twelve months ended December 31, 2008.  There has been no other comprehensive income or loss attributed to noncontrolling interests for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 because all other comprehensive income or loss is attributed to us.

Mandatorily Redeemable Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement.  These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements.  Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings.  The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $315.9 million and $318.0 million at November 30, 2010 and December 31, 2009, respectively.

Note 15.  Benefit Plans

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

The following tables set forth the plan’s funded status and amounts recognized in our accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Earnings (in thousands):

	November 30,	December 31,
	2010	2009
Accumulated benefit obligation	$45,535	$43,750

Projected benefit obligation for service rendered to date	45,535	43,750
Plan assets, at fair value	35,086	35,892
Funded status	(10,449)	(7,858)
Unrecognized net loss	13,925	12,005
Prepaid benefit cost	3,476	4,147
Accumulated other comprehensive loss, before taxes	(13,925)	(12,005)
Pension liability	$(10,449)	$(7,858)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008
Net pension cost included the following components:
Service cost	$183	$200	$200
Interest cost on projected benefit obligation	2,233	2,586	2,531
Expected return on plan assets	(2,382)	(2,417)	(3,113)
Net amortization	635	906	—
Settlement losses (1)	—	835	—
Net periodic pension cost (income)	$669	$2,110	$(382)

(1)
Of the $2.1 million in pension cost for the twelve months ended December 31, 2009, $0.8 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in 2009 for terminated employees exceeded current year interest and service costs.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008

Net loss (gain) arising during the period	$2,556	$(271)	$10,949
Settlements during the period	—	(835)	—
Amortization of net loss	(635)	(906)	—
Total recognized in other comprehensive income	$1,921	$(2,012)	$10,949
Total recognized in net periodic benefit cost (income) and other comprehensive income	$2,590	$98	$10,567

	Eleven Months Ended	Twelve Months Ended
	November 30, 2010	December 31, 2009
Projected benefit obligation, beginning of period	$43,750	$41,492
Service cost	183	200
Interest cost	2,233	2,586
Actuarial losses	2,222	3,132
Administrative expenses paid	(154)	(180)
Benefits paid	(2,699)	(438)
Settlements	—	(3,042)
Projected benefit obligation, end of period	$45,535	$43,750

	Eleven Months Ended	Twelve Months Ended
	November 30, 2010	December 31, 2009
Fair value of assets, beginning of period	$35,892	$33,731
Benefit payments made	(2,699)	(438)
Administrative expenses paid	(154)	(180)
Total investment return	2,047	5,821
Settlements	—	(3,042)
Fair value of assets, end of period	$35,086	$35,892

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation:

	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Discount rates	5.25%	5.75%	6.50%
Rate of compensation increase	─%	─%	─%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

We did not contribute to our pension plan during the eleven months ended November 30, 2010. The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $13.9 million and $12.0 million as of November 30, 2010 and December 31, 2009, respectively.  During 2011, we expect to recognize an amortization of net loss of $0.9 million as a component of net periodic benefit cost.

Expected benefit payments through fiscal year ending November 30, 2020 are as follows (in thousands):

2011	$1,198.1
2012	2,753.5
2013	1,450.4
2014	1,947.3
2015	1,726.6
2016 through 2020	14,264.7

The following is a summary of the fair value of plan assets as of November 30, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands):

	As of November 30, 2010
	Level 1	Level 2		Total

Plan assets (1):
Cash and cash equivalents	$539	$	―	$539
Listed equity securities (2)	17,804		―	17,804
Fixed income securities:
Corporate debt securities	―		5,841	5,841
Foreign corporate debt securities	―		1,017	1,017
U.S. government securities	4,607		―	4,607
Agency mortgage-backed securities	―		3,234	3,234
Commercial mortgage-backed securities	―		1,385	1,385
Asset-backed securities	―		582	582
Other	―		77	77
	$22,950		$12,136	$35,086

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.
(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

	As of December 31, 2009
	Level 1	Level 2		Total

Plan assets (1):
Cash and cash equivalents	$1,169	$	―	$1,169
Listed equity securities (2)	17,999		―	17,999
Fixed income securities:
Corporate debt securities	―		7,874	7,874
Foreign corporate debt securities	―		497	497
U.S. government securities	3,750		―	3,750
Agency mortgage-backed securities	―		2,511	2,511
Commercial mortgage-backed securities	―		1,207	1,207
Asset-backed securities	―		391	391
Other securities	―		494	494
	$22,918		$12,974	$35,892

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.
(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a description of the valuation techniques used in measuring our plan assets accounted for at fair value on a recurring basis:
•	Cash equivalents are valued at cost, which approximates fair value and are categorized in Level 1 of the fair value hierarchy;
•	Listed equity securities are valued using the quoted prices in active markets for identical assets;
•	Fixed income securities:
●
Corporate debt, mortgage- and asset-backed securities and other securities valuations use data readily available to all market participants and use inputs available for substantially the full term of the security.  Valuation inputs include benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers, reference data, and industry and economic events;

●	U.S. government and agency securities valuations generally include quoted bid prices in active markets for identical or similar assets.

Assets in the plan are invested under guidelines adopted by the Administrative Committee of the Plan.  Because the Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities.  The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.

The target allocation of plan assets for 2011 is approximately 60% equities and 40% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan's investment objective and to minimize any concentration of investment risk.  The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund's current asset allocation.

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

Note 16.  Compensation Plans

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

Total compensation cost related to share-based compensation plans amounted to $151.1 million, $126.7 million and $563.8 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.  The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital was $3.0 million, ($14.6) million and $6.2 million during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $2.4 million, $12.4 million and $11.9 million related to share-based compensation in cash flows from financing activities for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.  We expect to change our tax year end to coincide with the recent change in our fiscal year end.  As a result of this expected change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions.  Consequently,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

we expect to recognize a net tax benefit of $21.4 million related to share-based compensation awards that vested during the eleven months ended November 30, 2010 in additional paid-in capital during the three month period ending February 28, 2011.
As of November 30, 2010, we had $161.0 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.4 years.  We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor nonshare-based compensation plans.  Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the eleven months ended November 30, 2010, and twelve months ended December 31, 2009 and 2008:

Incentive Compensation Plan. We have an Incentive Compensation Plan ("Incentive Plan") which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then outstanding awards (as defined in the Incentive Plan) plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant.

Restricted Stock and Restricted Stock Units

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture.  The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period.  One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes nonforfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on our common stock.

On December 2, 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock units of active employees and addressed the terms of future restricted stock and restricted stock units granted as part of year end compensation.  We modified these awards by removing the service requirement employees must fulfill in exchange for the right to those awards.  As such, employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition).  Prior to the modifications, these awards were generally subject to annual ratable vesting upon a five year service requirement, with provisions related to retirement eligibility.  As a result of the removal of the service requirements, we accelerated the remaining compensation cost of the outstanding awards of $302.6 million which was recognized on the modification date (December 2, 2008) and recognized compensation expense of $74.0 million associated with 2008 year end compensation awards on the date of grant (December 30, 2008).

Upon approval of the overall compensation strategy, we determined that the service inception date precedes the grant date for future restricted stock and restricted stock units granted as part of year end compensation, and, as such, the compensation expense associated with these awards is generally accrued over the one year period prior to the grant date.  For the eleven months ended November 30, 2010, we recognized compensation expense of $114.7 million related to restricted stock and restricted stock units of approximately 5,062,000 and 127,000, respectively, granted as part of our 2010 year end compensation.  For the twelve months ended December 31, 2009, we

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

recognized compensation expense of $126.5 million related to restricted stock and restricted stock units of approximately 5,384,000 and 215,000, respectively, granted as part of our 2009 year-end compensation.

In addition to year end compensation awards, we grant restricted stock and restricted stock units to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain senior executives.  Sign-on and retention awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight line basis over the related four years.  Restricted stock and restricted stock units are granted to certain senior executives with both performance and service conditions.  We amortize these awards granted to senior executives over the service period as we have determined it is probable that the performance condition will be achieved.

The total compensation cost associated with restricted stock and restricted stock units amounted to $149.8 million, $125.1 million and $561.7 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.  Total compensation cost includes year-end compensation and the amortization of sign-on and senior executive awards, less forfeitures and clawbacks.

The following table details the activity of restricted stock:

	Eleven Months Ended November 30, 2010	Weighted
		Average Grant
		Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of period	2,216	$20.01
Grants (1)	8,270	$23.24
Forfeited	(130)	$24.00
Fulfillment of service requirement (1)	(5,438)	$22.28
Balance, end of period (2)	4,918	$22.82

(1)
Includes approximately 5.2 million shares of restricted stock granted with no future service requirements during the eleven months ended November 30, 2010. These shares are shown as granted and vested during the period.  The weighted average grant date fair value of these shares was approximately $22.48.

(2)	Represents restricted stock with a future service requirement.

The following table details the activity of restricted stock units:
	Eleven Months			Weighted
	Ended			Average Grant
	November 30, 2010			Date Fair Value
	(Shares in 000s)

	Future	No Future		Future	No Future
	Service	Service		Service	Service
	Required	Required		Required	Required
Restricted stock units
Balance, beginning of period	936	26,468		$17.07	$14.84
Grants	3,299	515	(1)	$25.41	$23.29
Distribution of underlying shares	-	(2,052)		$-	$17.42
Forfeited	(14)	(424)		$14.78	$19.05
Fulfillment of service requirement	(223)	223		$15.60	$15.60
Balance, end of period	3,998	24,730		$24.04	$14.74

(1)
Includes approximately 362,000 dividend equivalents declared on restricted stock units during the eleven months ended November 30, 2010.  The weighted average grant date fair value of these dividend equivalents was approximately $23.88.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The aggregate fair value of restricted stock and restricted stock units granted with a service requirement that vested during the eleven months ended November 30, 2010 and twelve months ended December 31, 2008 was $11.4 million and $489.1 million, respectively.  There were no restricted stock and restricted stock units granted with a service requirement that vested during 2009.  In addition, we granted restricted stock and restricted stock units with no future service requirements with an aggregate fair value of $120.2 million, $137.0 million and $74.0 million during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.

Stock Options

The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004.  A summary of our stock option activity for the eleven months ended November 30, 2010 is presented below (amounts in thousands, except per share data):

	Eleven Months Ended November 30, 2010
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	48	$7.65
Exercised	(22)	$4.99
Outstanding at end of period	26	$9.89
Options exercisable at end of period	26	$9.89

The total intrinsic value of stock options exercised during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 was $449,000, $94,000 and $775,000, respectively.  Cash received from the exercise of stock options during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 totaled $108,000, $69,000 and $840,000, respectively.  We did not realize a tax benefit related to stock options exercised during the eleven months ended November 30, 2010, and expect to realize a tax benefit of $186,000 related to these exercises during the first quarter of 2011.  The tax benefit realized from stock options exercised during the twelve months ended December 30, 2009 and 2008 was $38,000 and $305,000, respectively.

The table below provides additional information related to stock options outstanding at November 30, 2010:

Dollars and shares in thousands, except per share data	Outstanding,
	Net of Expected	Options
November 30, 2010	Forfeitures	Exercisable
Number of options	26	26
Weighted-average exercise price	9.89	9.89
Aggregate intrinsic value	369	369
Weighted-average remaining contractual term, in years	1.25	1.25

At November 30, 2010, tax benefits expected to be recognized in equity upon exercise of vested options are approximately $153,000.

Directors’ Plan.  We have a Directors’ Stock Compensation Plan ("Directors’ Plan") which provides for an annual grant to each nonemployee director of $100,000 of restricted stock or deferred shares (which are similar to restricted stock units). These grants are made automatically on the date directors are elected or reelected at our annual

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

shareholders’ meeting. These grants vest three years after the date of grant and are expensed over the requisite service period.

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares.  The cost related to this plan was $1.2 million, $1.0 million and $1.2 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively and is included within Other expenses on the Consolidated Statement of Earnings.

Employee Stock Purchase Plan.  We also have an Employee Stock Purchase Plan ("ESPP") which we consider noncompensatory effective January 1, 2007. All regular full time employees and employees who work part time over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary, are made via payroll deduction and are used to purchase our common stock. The stock price used is 95% of the closing price of our common stock on the last day of the applicable session (monthly).

Deferred Compensation Plan. We also have a Deferred Compensation Plan, which was established in 2001.  In 2010, 2009 and 2008, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing in our common stock at a discount ("DCP shares") and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned.  As of the third quarter of 2008, the change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.  Prior financial statement periods have not been adjusted for this change in presentation as the impact of such change does not have a material impact on the related line items within the Consolidated Statements of Earnings for each of the periods presented.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $0.1 million, $0.6 million and $0.9 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.  As of November 30, 2010, there were approximately 2,914,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan.  We have an Employee Stock Ownership Plan ("ESOP") which was established in 1988.  We had no contributions and no compensation cost related to the ESOP during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008.

Profit Sharing Plan.  We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.  The compensation cost related to this plan was $5.0 million, $4.5 million and $9.1 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.

Deferred Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to four years. We amortize these awards to compensation expense over the relevant service period. At November 30, 2010 and December 31, 2009, the remaining unamortized amount of these awards was $104.1 million and $85.5 million, respectively. In addition, as part of 2010 year end compensation, deferred cash awards were granted that will be disbursed and amortized subsequent to November 30, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 17.  Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008
Earnings for basic earnings per common share:
Net earnings (loss)	$240,267	$311,819	$(594,801)
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)
Net earnings (loss) to common shareholders	223,666	275,282	(540,917)
Less: Allocation of earnings to participating securities (1)	8,069	2,272	6,831
Net earnings (loss) available to common shareholders	$215,597	$273,010	$(547,748)
Earnings for diluted earnings per common share:
Net earnings (loss)	$240,267	$311,819	$(594,801)
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)
Net earnings (loss) to common shareholders	223,666	275,282	(540,917)
Add: Convertible preferred stock dividends	3,724	4,063	—
Less: Allocation of earnings to participating securities (1)	8,084	2,260	6,831
Net earnings (loss) available to common shareholders	$219,306	$277,085	$(547,748)
Shares:
Average common shares used in basic computation	196,393	200,446	166,163
Stock options	13	21	—
Mandatorily redeemable convertible preferred stock	4,105	4,105	—
Convertible debt	—	—	—
Average common shares used in diluted computation	200,511	204,572	166,163
Earnings per common share:
Basic	$1.10	$1.36	$(3.30)
Diluted	$1.09	$1.35	$(3.30)

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 7,285,000, 1,668,000 and 27,310,000 for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.  Dividends declared on participating securities during the eleven months ended November 30, 2010 and twelve months ended December 31, 2008 amounted to approximately $2.3 million and $6.8 million, respectively. No dividends were declared during 2009. Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

The following securities were considered antidilutive and, therefore, not included in the computation of Diluted earnings per share:

	Number of securities outstanding at
	November 30, 2010	December 31, 2009	December 31, 2008
Stock options	—	—	59,720
Mandatorily redeemable convertible preferred stock	—	—	4,105,138

The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010	$0.075	$0.075	$0.075	$0.075
2009	―	―	―	―

On December 17, 2010, a quarterly dividend was declared of $0.075 per share of common stock payable on February 15, 2011 to stockholders of record as of January 17, 2011.

Note 18.  Income Taxes

Total income taxes for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 were allocated as follows (in thousands):

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008
Income tax expense/(benefit)	$156,404	$195,928	$(293,359)
Stockholders’ equity, for compensation expense for tax purposes (in excess of)/less than amounts recognized for financial reporting purposes	(2,965)	14,606	(6,233)
	$153,439	$210,534	$(299,592)

Income tax expense (benefit) for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 consists of the following (in thousands):

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008
Current:
Federal	$123,352	$128,506	$(113,037)
State and local	36,379	34,191	5,418
Foreign	(7,716)	23,084	(5,034)
	152,015	185,781	(112,653)
Deferred:
Federal	(15,275)	17,032	(101,482)
State and local	388	8,018	(38,575)
Foreign	19,276	(14,903)	(40,649)
	4,389	10,147	(180,706)
	$156,404	$195,928	$(293,359)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income taxes differed from the amounts computed by applying the Federal statutory income tax rate of 35% for 2010, 2009 and 2008 as a result of the following (in thousands):

	Eleven Months Ended November 30,		Twelve Months Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$138,835	35.0%	$177,711	35.0%	$(310,856)	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	23,899	6.0	27,436	5.4	(21,552)	2.4
Noncontrolling interest, not subject to tax	(5,810)	(1.5)	(12,788)	(2.5)	18,859	(2.1)
Foreign income	525	0.1	388	0.1	16,954	(1.9)
Other, net	(1,045)	(0.2)	3,181	0.6	3,236	(0.4)
Total income taxes	$156,404	39.4%	$195,928	38.6%	$(293,359)	33.0%

The following table presents a reconciliation of gross unrecognized tax benefits for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008  (in thousands):

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008
Balance at beginning of period	$24,153	$13,485	$8,825
Increases based on tax positions related to the current period	22,198	10,769	2,395
Decreases based on tax positions related to the current period	-	-	(145)
Increases based on tax positions related to prior periods	6,753	1,136	3,372
Decreases based on tax positions related to prior periods	(252)	-	(265)
Decreases related to settlements with taxing authorities	-	(969)	(697)
Decreases related to a lapse of applicable statute of limitations	-	(268)	-
Balance at end of period	$52,852	$24,153	$13,485

The total amount of unrecognized benefits net of federal taxes that, if recognized, would affect the effective tax rate was $34.3 million, $15.7 million and $8.8 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.  Interest related to income tax liabilities is recognized in Interest expense. Penalties, if any, are recognized in Other expenses. Net, pretax Interest expense related to income tax liabilities was $2.0 million in 2010.  In addition to the liability for unrecognized tax benefits, we had interest accrued of approximately $6.4 million, $4.4 million and $3.7 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively, included in Accrued expenses and other liabilities. No material penalties were required to be accrued at November 30, 2010 and December 31, 2009.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions.  We do not expect that resolution of these examinations would have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs.  It is reasonably possible that, within the next twelve months, various tax examinations will be concluded and statutes of limitation will expire. These events will have the combined effect of reducing the November 30, 2010 balance of unrecognized tax benefits by $9.2 million, whether resolution results in payment or recognition.  It is also

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

reasonably possible that the balance of unrecognized tax benefits will increase significantly during the next twelve months for tax positions related to that period.

We are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2008
New Jersey	2006
New York State	2001
New York City	2003

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2010 and December 31, 2009 are presented below (in thousands):

	November 30,	December 31,
	2010	2009
Deferred tax assets:
Compensation	$386,702	$325,995
Net operating loss	19,074	30,107
Investments	10,366	34,975
Other	24,341	31,309
Sub-total	440,483	422,386
Valuation allowance	(8,326)	(6,980)
Total deferred tax assets	432,157	415,406

Deferred tax liabilities:
Long-term debt	30,889	28,673
Amortization of intangibles	45,663	34,112
Other	16,759	8,713
Total deferred tax liabilities	93,311	71,498
Net deferred tax asset, included in other assets	$338,846	$343,908

A valuation allowance of $8.3 million and $7.0 million was recorded at November 30, 2010 and December 31, 2009, respectively, and represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized.  We believe that the realization of the net deferred tax asset of $338.5 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2010, we had United Kingdom loss carryforwards of approximately $39.5 million.  The United Kingdom loss carryforwards have an unlimited carryforward period. A tax benefit has been recorded for the associated deferred tax assets with no valuation allowance.  At November 30, 2010, we had loss carryforwards and other deductible temporary differences in other countries in which we operate of approximately $20.3 million.  The losses begin to expire in the year 2013 and the deferred tax assets related to these temporary differences have been fully offset by a valuation allowance.

There is a current tax payable of $25.5 million and $72.8 million at November 30, 2010 and December 31, 2009, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 19.  Commitments, Contingencies and Guarantees

The following table summarizes our commitments and guarantees at November 30, 2010 (in millions):

	Expected Maturity Date
			2013 and	2015 and	2017 and	Notional/ Maximun
	2011	2012	2014	2016	Later	Payout

Equity commitments	$0.5	$0.1	$9.8	$3.4	$217.8	$231.6
Loan commitments	150.0	12.8	75.5	28.8	—	267.1
Mortgage-related commitments	575.1	262.7	67.2	—	—	905.0
Forward starting repos	321.8	—	—	—	—	321.8

Derivative contracts:
Derivative contracts - non credit related	16,528.3	3,379.0	6.2	15.0	—	19,928.5
Derivative contracts - credit related	—	—	37.6	163.4	29.7	230.7
Total derivative contracts	16,528.3	3,379.0	43.8	178.4	29.7	20,159.2
	$17,575.7	$3,654.6	$196.3	$210.6	$247.5	$21,884.7

The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives (in millions):

	External Credit Rating
	AAA/ Aaa		AA/Aa		BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout

Loss commitments	$	―	$	―	$12.8	$58.8	$195.5	$267.1

Derivative contracts-credit related:
Single name credit default swaps		9.7		―	―	―	―	9.7
Index credit default swaps		10.0		10.0	201.0	―	―	221.0
Total derivative contracts-credit related		19.7		10.0	201.0	―	―	230.7

Total credit related commitments		$19.7		$10.0	$213.8	$58.8	$195.5	$497.8

The table below shows our credit exposure from our lending commitments, including funded amounts, as of November 30, 2010.  Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Corporate Lending Commitments and Funded Loans at November 30, 2010

Credit Ratings	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

BBB	$—	$12.8	$—	$12.8	$—	$12.8
Non-investment grade	—	70.5	—	70.5	11.7	58.8
Unrated	150.0	94.7	4.3	249.0	53.5	195.5
Total	$150.0	$178.0	$4.3	$332.3	$65.2	$267.1

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)
The corporate lending exposure carried at fair value includes $65.1 million of funded loans included in Financial instruments owned – Loans and $0.1 million of lending commitments recorded in Financial instruments owned – Derivatives in the Consolidated Statement of Financial Condition as of November 30, 2010.

(3)	Amounts represent the notional amount of unfunded lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.  On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC (“JFIN”), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to JFIN is $500.0 million as of November 30, 2010.  Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services.  As of November 30, 2010, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.

As of November 30, 2010, we have an aggregate commitment to invest additional equity of approximately $7.8 million in Jefferies Capital Partners IV L.P. and its related parallel fund, and an aggregate commitment to invest an additional $74.5 million in Jefferies Capital Partners V L.P. and its related parallel funds.

As of November 30, 2010, we had other equity commitments to invest up to $6.8 million in various other investments.

Loan Commitments.  From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of November 30, 2010, we had $101.9 million of loan commitments outstanding to clients.  The fair value of loan commitments recorded as derivatives was $0.1 million at November 30, 2010.

We entered into a revolving credit agreement with JFIN for $150.0 million to fund eligible loans on a daily basis.  As of November 30, 2010, the commitment remained unfunded.

We entered into a credit agreement with Jefferies Employee Partners IV, LLC whereby we are committed to extend loans up to the maximum aggregate principle amount of $54.0 million.  As of November 30, 2010, we funded approximately $38.8 million of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition and $15.2 million of our commitment remained unfunded.

Mortgage-Related Commitments.  We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae).  We frequently securitize the mortgage participation certificates and mortgage-backed securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Forward Starting Repos.  We enter into commitments to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government securities.

Derivative Contracts.  We disclose certain derivative contracts meeting the definition of a guarantee under GAAP.  Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At November 30, 2010, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $20,159.2 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout.  At November 30, 2010, the fair value of such derivative contracts approximated $(140.1) million.  In addition, the derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.

Jefferies Financial Products, LLC.   JFP maintains a credit intermediation facility with a highly rated European bank (the "Bank"), which allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank.  The Bank simultaneously enters into offsetting transactions with JFP and receive a fees from JFP for providing credit support.

Other Guarantees.  We are members of various exchanges and clearing houses.  In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls.  To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted.  Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote.

Leases.  As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases.  Future minimum lease payments for all noncancelable operating leases at November 30, 2010 are as follows for the calendar periods through 2022 (in thousands):

	Gross	Subleases	Net

2011	$51,165	$6,245	$44,920
2012	47,944	5,653	42,291
2013	45,937	5,436	40,501
2014	37,495	4,988	32,507
2015	21,721	2,372	19,349
Thereafter	103,337	2,521	100,816
	$307,599	$27,215	$280,384

Rental expense, net of subleases, amounted to $36.2 million, $44.6 million and $44.0 million for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 and 2008, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 20.  Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by the Rule. FINRA serves as our primary self-regulatory organization.

As of November 30, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):
	Net Capital	Excess Net Capital

Jefferies	$585,123	$513,455
Jefferies Execution	$12,549	$12,299
Jefferies High Yield Trading	$517,577	$517,327

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. The subsidiaries consistently operate in excess of the net capital requirements.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 21.  Segment Reporting

The Capital Markets reportable segment includes our traditional securities brokerage trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. In addition, we separately disclose the Asset Management segment.

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

Our net revenues, expenses, and total assets by segment are summarized below for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Capital	Asset
	Markets	Management	Total
Eleven months ended November 30, 2010
Net revenues	$2,175.5	$16.8	$2,192.3

Expenses	$1,751.4	$29.3	$1,780.7

Segment assets	$36,510.5	$216.0	$36,726.5

Twelve months ended December 31, 2009
Net revenues	$2,127.4	$35.9	$2,163.3

Expenses	$1,587.5	$30.8	$1,618.3

Segment assets	$27,947.3	$173.7	$28,121.0

Twelve months ended December 31, 2008
Net revenues	$1,066.9	$(52.9)	$1,014.0

Expenses	$1,926.2	$45.0	$1,971.2

Segment assets	$19,843.7	$135.0	$19,978.7

Net Revenues by Geographic Region

Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, within Capital Markets or the location of the investment advisor in the case of Asset Management. The following table presents net revenues by geographic region for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in thousands):

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2010	2009	2008

Americas (1)	$1,882,764	$1,895,479	$805,260
Europe (2)	300,405	266,440	191,368
Asia (including Middle East)	9,081	1,342	17,358
Net revenues	$2,192,250	$2,163,261	$1,013,986

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

Note 22.  Related Party Transactions

On August 11, 2008, we entered into a Credit Agreement (the "Credit Facility") with JCP Fund V Bridge Partners, LLC, a Delaware limited liability company ("the Borrower"), pursuant to which we made loans of $45.7 million.  On August 27, 2010, the Borrower satisfied all loans and obligations due under the Credit Agreement, and we and the Borrower terminated the Credit Agreement.

We have committed to invest an aggregate of up to $85.0 million in Jefferies Capital Partners V L.P. and its related parallel funds (collectively, “Fund V”).  Fund V is a private equity fund managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010, we entered into a Subscription Agreement and agreed to commit up to $75.0 million in The USA Fund, a parallel fund to Fund V.  As

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

of November 30, 2010, we have funded approximately $9.3 million of our commitment to The USA Fund.  On August 12, 2010, we entered into a Subscription Agreement and agreed to commit up to $10.0 million in Jefferies Capital Partners V L.P.  As of November 30, 2010, we have funded approximately $1.2 million of this commitment.

At November 30, 2010, we have commitments to purchase $244.0 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

At November 30, 2010 and December 31, 2009, we had $76.5 million and $57.6 million of loans outstanding to certain of our employees that are included in Other assets on the Consolidated Statements of Financial Condition. At November 30, 2010 and December 31, 2009, receivables from officers and directors included within Customer receivables was $9.1 million and $0.5 million, respectively, which represents standard margin loan balances arising from individual security transactions. Employees, officers and directors may maintain brokerage accounts with us. Transactions within these accounts are subject to the same terms and conditions as customer transactions.

We engage in debt capital markets transactions with Jefferies Finance, LLC.  In connection with such transactions during the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009, we paid fees to Jefferies Finance, LLC related to originations of loans by Jefferies Finance, LLC of $11.1 million and $0.8 million, respectively.

Note 23.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 (in thousands, except per share amounts):

	Three Months Ended March 31, 2010 (1) (2)	Three Months Ended May 31, 2010 (1) (2)	Three Months Ended August 31, 2010 (2)	Three Months Ended November 30, 2010
Total revenues	$725,368	$832,041	$693,030	$851,912
Earnings before income taxes	122,456	143,680	76,498	123,578
Earnings to common shareholders	72,144	83,826	44,754	62,867
Earnings per common share:
Basic	$0.35	$0.41	$0.22	$0.31
Diluted	$0.35	$0.41	$0.22	$0.31

	Three Months Ended March 31, 2009 (2)	Three Months Ended June 30, 2009 (2)	Three Months Ended September 30, 2009 (2)	Three Months Ended December 31, 2009 (2)
Total revenues	$437,304	$702,117	$825,012	$667,626
Earnings before income taxes	48,930	119,461	171,923	167,433
Earnings to common shareholders	38,172	60,166	84,336	92,608
Earnings per common share:
Basic	$0.19	$0.30	$0.42	$0.46
Diluted	$0.19	$0.30	$0.41	$0.46

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(1)	The three months ended March 31, 2010 and May 31, 2010 both include the Total revenues and earnings for the month ended March 31, 2010.
(2)	Adjustments have been made to amounts presented in previous filings. For further information refer to Note 1 in the Notes to these Consolidated Financial Statements.

	Three Months Ended
Increase (decrease) in Net earnings to common shareholders (in thousands)	August 31, 2010	May 31, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Previously reported Net earnings to common shareholders	$46,256	$84,832	$74,066	$93,520	$86,286	$61,900	$38,337

Netting of interest revenues and expense	―	―	―	―	―	―	―

Differences with clearing bank	(1,738)	(766)	(1,288)	(972)	(1,041)	(1,004)	(496)

Other items (1)	236	(240)	(634)	60	(909)	(730)	331
Total adjustments	(1,502)	(1,006)	(1,922)	(912)	(1,950)	(1,734)	(165)

Adjusted Net earnings to common shareholders	$44,754	$83,826	$72,144	$92,608	$84,336	$60,166	$38,172

(1)	Other items – Includes the effect of certain other immaterial adjustments.

The following tables set forth the effects of the adjustments on major caption items within our Consolidated Statement of Earnings for the quarters in 2010 and 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended
	August 21, 2010		May 31, 2010		March 31, 2010
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted
Principal transactions	$74,282	$71,044	$155,581	$153,986	$152,546	$150,380
Interest	152,546	239,557	150,187	243,183	150,020	218,935
Total revenues	609,257	693,030	740,640	832,041	658,619	725,368
Interest expense	89,159	175,761	71,110	164,504	75,377	145,313
Net revenues	520,098	517,269	669,530	667,536	583,242	580,055
Net revenues, less mandatorily redeemable preferred interest	522,635	519,806	667,512	665,518	581,194	578,007
Floor brokerage and clearing fees	30,244	30,111	35,849	35,508	30,730	30,637
Total non-interest expenses	443,441	443,308	522,179	521,838	455,644	455,551
Earnings before income taxes	79,194	76,498	145,333	143,680	125,550	122,456
Income tax expense	35,067	33,873	56,836	56,189	47,541	46,369
Net earnings	44,127	42,625	88,497	87,491	78,009	76,087
Net earnings to common shareholders	46,256	44,754	84,832	83,826	74,066	72,144
Earnings per common share:
Basic	$0.23	$0.22	$0.42	$0.41	$0.36	$0.35
Diluted	$0.23	$0.22	$0.41	$0.41	$0.36	$0.35

	Three Months Ended
	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Adjusted	Adjusted
Principal transactions	$132,685	$130,806	$338,552	$337,042	$250,236	$248,934	$122,376	$121,612
Interest	153,661	201,121	161,091	210,436	150,599	186,442	102,087	134,251
Total revenues	622,045	667,626	777,177	825,012	667,576	702,117	405,904	437,304
Interest expense	83,839	131,194	76,756	127,558	77,383	114,436	63,947	95,611
Net revenues	538,206	536,432	700,421	697,454	590,193	587,681	341,957	341,693
Net revenues, less mandatorily redeemable preferred interest	531,578	529,804	676,825	673,858	577,866	575,354	347,260	346,996
Floor brokerage and clearing fees	26,414	26,288	20,677	20,817	19,628	19,983	13,891	13,879
Total non-interest expenses	362,497	362,371	501,795	501,935	455,538	455,893	298,078	298,066
Earnings before income taxes	169,081	167,433	175,030	171,923	122,328	119,461	49,182	48,930
Income tax expense	68,742	68,006	65,210	64,053	48,333	47,200	16,756	16,669
Net earnings	100,339	99,427	109,820	107,870	73,995	72,261	32,426	32,261
Net earnings to common shareholders	93,520	92,608	86,286	84,336	61,900	60,166	38,337	38,172
Earnings per common share:
Basic	$0.47	$0.46	$0.42	$0.42	$0.31	$0.30	$0.19	$0.19
Diluted	$0.46	$0.46	$0.42	$0.41	$0.30	$0.30	$0.19	$0.19

