Form 10-Q
period 2011-03-31
LEUCADIA NATIONAL CORP
filed 2011-05-05
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          _____                           NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at April 28, 2011:  244,559,632.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$313,932	$441,340
Investments	231,842	264,572
Trade, notes and other receivables, net	116,138	150,328
Prepaids and other current assets	105,760	129,350
Total current assets	767,672	985,590
Non-current investments ($561,931 and $413,858 collateralizing repurchase
agreements)	3,980,669	3,832,659
Intangible assets, net and goodwill	41,098	42,636
Deferred tax asset, net	1,193,623	1,175,558
Other assets	463,012	452,321
Property, equipment and leasehold improvements, net	570,623	587,371
Investments in associated companies ($1,230,824 and $1,314,227 measured
using fair value option)	2,207,688	2,274,163

Total	$9,224,385	$9,350,298

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$126,286	$176,592
Other current liabilities	14,893	27,468
Securities sold under agreements to repurchase	545,621	401,121
Debt due within one year	33,550	142,659
Total current liabilities	720,350	747,840
Other non-current liabilities	89,687	90,608
Long-term debt	1,506,237	1,548,469
Total liabilities	2,316,274	2,386,917

Commitments and contingencies

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 244,379,732 and 243,808,147 shares issued and outstanding,
after deducting 47,002,509 and 47,525,707 shares held in treasury	244,379	243,808
Additional paid-in capital	1,542,860	1,542,964
Accumulated other comprehensive income	1,622,305	1,687,363
Retained earnings	3,493,130	3,482,623
Total Leucadia National Corporation shareholders’ equity	6,902,674	6,956,758
Noncontrolling interest	5,437	6,623
Total equity	6,908,111	6,963,381

Total	$9,224,385	$9,350,298

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	2011	2010

Revenues and Other Income:
Manufacturing	$63,765	$64,880
Oil and gas drilling services	30,872	20,785
Gaming entertainment	30,776	27,066
Investment and other income	156,318	47,497
Net securities gains	2,303	99,067
	284,034	259,295
Expenses:
Manufacturing cost of sales	54,253	54,835
Direct operating expenses:
Oil and gas drilling services	21,271	22,771
Gaming entertainment	21,469	19,898
Interest	28,977	31,491
Salaries and incentive compensation	16,236	20,598
Depreciation and amortization	17,762	19,489
Selling, general and other expenses	44,536	42,373
	204,504	211,455
Income from continuing operations before income
taxes and income (losses) related to associated companies	79,530	47,840
Income taxes	39,053	2,702
Income from continuing operations before
income (losses) related to associated companies	40,477	45,138
Income (losses) related to associated companies, net of
income tax provision (benefit) of $(16,124) and $5,912	(28,048)	151,194
Income from continuing operations	12,429	196,332
Loss from discontinued operations, net of income tax
provision (benefit) of $(863) and $0	(1,722)	(4,827)
Gain on disposal of discontinued operations, net of
income tax provision of $0 and $0	79	–
Net income	10,786	191,505
Net income attributable to the noncontrolling interest	(279)	(26)

Net income attributable to Leucadia National
Corporation common shareholders	$10,507	$191,479

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the three months ended March 31, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	2011	2010

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.05	$.81
Loss from discontinued operations	(.01)	(.02)
Gain on disposal of discontinued operations	–	–
Net income	$.04	$.79

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.05	$.80
Loss from discontinued operations	(.01)	(.02)
Gain on disposal of discontinued operations	–	–
Net income	$.04	$.78

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$12,150	$196,306
Loss from discontinued operations, net of taxes	(1,722)	(4,827)
Gain on disposal of discontinued operations, net of taxes	79	–
Net income	$10,507	$191,479

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Net cash flows from operating activities:
Net income	$10,786	$191,505
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	18,072	5,264
Depreciation and amortization of property, equipment and leasehold improvements	16,735	20,650
Other amortization	6,333	5,805
Share-based compensation	1,024	2,014
Excess tax benefit from exercise of stock options	(15)	–
Provision for doubtful accounts	233	2,441
Net securities gains	(2,303)	(99,067)
(Income) losses related to associated companies	44,172	(157,106)
Distributions from associated companies	13,150	12,452
Net gains related to real estate, property and equipment, and other assets	(85,699)	(5,179)
Income related to Fortescue’s Pilbara project, net of proceeds received	43,587	(21,668)
Loss on buyback of debt	2,898	–
Gain on disposal of discontinued operations	(79)	–
Change in estimated litigation reserve	(2,241)	–
Net change in:
Restricted cash	47	(7,340)
Trade, notes and other receivables	(13,363)	841
Prepaids and other assets	(2,039)	(3,689)
Trade payables and expense accruals	(55,936)	(19,453)
Other liabilities	(4,034)	580
Deferred revenue	(348)	(923)
Income taxes payable	(8,201)	1,042
Other	(554)	(216)
Net cash used for operating activities	(17,775)	(72,047)

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(4,052)	(6,519)
Acquisitions of and capital expenditures for real estate investments	(4,452)	(2,105)
Proceeds from disposals of real estate, property and equipment, and other assets	15,811	3,043
Proceeds from sales of discontinued operations	951	–
Advances on notes and other receivables	(2,366)	(2,021)
Collections on notes, loans and other receivables	4,957	4,841
Investments in associated companies	(890)	(10,745)
Capital distributions from associated companies	4,858	2,121
Purchases of investments (other than short-term)	(395,591)	(141,186)
Proceeds from maturities of investments	145,151	46,005
Proceeds from sales of investments	54,223	233,607
Other	1,879	50
Net cash provided by (used for) investing activities	(179,521)	127,091

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$145,066	$12,898
Reduction of debt	(73,156)	(2,084)
Issuance of common shares	1,340	261
Excess tax benefit from exercise of stock options	15	–
Other	(3,377)	(1,264)
Net cash provided by financing activities	69,888	9,811
Net increase (decrease) in cash and cash equivalents	(127,408)	64,855
Cash and cash equivalents at January 1, including cash classified as
current assets of discontinued operations	441,340	154,128
Cash and cash equivalents at March 31, including cash classified as
current assets of discontinued operations	$313,932	$218,983

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$55,472	$58,843
Income tax payments, net	$12,214	$2,308

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2011 and 2010
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2010	$243,288	$1,529,064	$985,032	$1,604,263	$4,361,647	$12,850	$4,374,497
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of taxes of $679			18,202		18,202		18,202
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $72			(5,153)		(5,153)		(5,153)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $4			(1,005)		(1,005)		(1,005)
Net change in pension liability and
postretirement benefits, net of taxes
of $7			467		467		467
Net income				191,479	191,479	26	191,505
Comprehensive income					203,990	26	204,016
Contributions from noncontrolling interests						272	272
Distributions to noncontrolling interests						(1,536)	(1,536)
Share-based compensation expense		2,014			2,014		2,014
Exercise of options to purchase common
shares	12	249			261		261

Balance, March 31, 2010	$243,300	$1,531,327	$997,543	$1,795,742	$4,567,912	$11,612	$4,579,524

Balance, January 1, 2011	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of taxes of $36,819			(66,316)		(66,316)		(66,316)
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $698			1,258		1,258		1,258
Net change in pension liability and
postretirement benefits, net of taxes
of $1			–		–		–
Net income				10,507	10,507	279	10,786
Comprehensive loss					(54,551)	279	(54,272)
Contributions from noncontrolling interests						190	190
Distributions to noncontrolling interests						(3,567)	(3,567)
Change in interest in consolidated subsidiary		(1,912)			(1,912)	1,912	–
Share-based compensation expense		1,024			1,024		1,024
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	48	1,307			1,355		1,355

Balance, March 31, 2011	$244,379	$1,542,860	$1,622,305	$3,493,130	$6,902,674	$5,437	$6,908,111

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2010 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2010 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2011 presentation.

2.	Segment Information

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  Associated companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) before income taxes.  Certain information concerning the Company’s segments for the three month periods ended March 31, 2011 and 2010 is presented in the following table.

	2011	2010
	(In thousands)

Revenues and other income:
Manufacturing:
Idaho Timber	$40,240	$43,298
Conwed Plastics	23,569	21,601
Oil and Gas Drilling Services	32,084	20,790
Gaming Entertainment	30,782	27,079
Domestic Real Estate	85,383	4,015
Medical Product Development	91	2
Other Operations	16,107	13,258
Corporate	55,778	129,252

Total consolidated revenues and other income	$284,034	$259,295

Income (loss) from continuing operations before
income taxes:
Manufacturing:
Idaho Timber	$16	$386
Conwed Plastics	3,290	2,768
Oil and Gas Drilling Services	3,571	(11,277)
Gaming Entertainment	5,796	1,370
Domestic Real Estate	81,317	(2,055)
Medical Product Development	(3,994)	(5,313)
Other Operations	(6,571)	(6,673)
Income (losses) related to associated companies	(44,172)	157,106
Corporate	(3,895)	68,634
Total consolidated income from
continuing operations before income taxes	$35,358	$204,946

	2011	2010
	(In thousands)

Depreciation and amortization expenses:
Manufacturing:
Idaho Timber	$1,321	$1,940
Conwed Plastics	1,796	2,063
Oil and Gas Drilling Services	5,293	6,384
Gaming Entertainment	4,244	4,192
Domestic Real Estate	903	1,608
Medical Product Development	209	215
Other Operations	1,928	1,688
Corporate	4,851	5,076
Total consolidated depreciation and
amortization expenses	$20,545	$23,166

Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains in the Company’s consolidated statements of operations.  In 2011, other income for the domestic real estate segment includes a gain on forgiveness of debt of $81,848,000; see Note 12 for more information.  In 2010, Corporate securities gains include a gain of $94,918,000 resulting from the sale of a portion of the Company’s investment in Fortescue Metals Group Ltd (“Fortescue”).

Other Operations includes pre-tax losses of $7,781,000 and $8,017,000 for the three month periods ended March 31, 2011 and 2010, respectively, for the investigation and evaluation of various energy related projects.  There were no material operating revenues associated with these activities; however, other income for the three month 2011 period includes $1,990,000 with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

Depreciation and amortization expenses for the Manufacturing and Other Operations segments include amounts classified as cost of sales.

For the three month periods ended March 31, 2011 and 2010, interest expense was primarily comprised of Corporate; interest expense for other segments was not material.

3.	Investments in Associated Companies

A summary of investments in associated companies at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting :
Jefferies High Yield Holdings, LLC (“JHYH”)	$335,887	$321,023
Berkadia Commercial Mortgage LLC (“Berkadia”)	479,833	475,071
Garcadia	36,654	35,943
HomeFed Corporation (“HomeFed”)	46,065	46,083
Brooklyn Renaissance Plaza	31,182	30,539
Other	47,243	51,277
Total accounted for under the equity method of accounting	976,864	959,936

Investments in associated companies carried at fair value -
Jefferies Group, Inc. (“Jefferies”)	1,230,824	1,314,227

Total investments in associated companies	$2,207,688	$2,274,163

Income (losses) related to associated companies includes the following for the three month periods ended March 31, 2011 and 2010:

	2011	2010
	(In thousands)

Jefferies	$(79,702)	$729
AmeriCredit Corp. (“ACF”)	–	158,486
JHYH	14,928	2,047
Berkadia	14,659	4,531
Cobre Las Cruces, S.A. (“CLC”)	–	(15,259)
Garcadia	4,295	3,321
HomeFed	(18)	(437)
Pershing Square IV, L.P. (“Pershing Square”)	–	4,045
Brooklyn Renaissance Plaza	643	455
Other	1,023	(812)
Income (losses) related to associated companies before
income taxes	(44,172)	157,106
Income tax (expense) benefit	16,124	(5,912)
Income (losses) related to associated companies, net
of taxes	$(28,048)	$151,194

Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

In accordance with GAAP, the Company is allowed to choose, at specified election dates, to measure many financial instruments and certain other items at fair value (the “fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other item, the Company is required to report unrealized gains and losses on those items in earnings.  The Company’s investments in ACF (which was sold on October 1, 2010) and Jefferies were the only eligible items for which the fair value option was elected, commencing on the date the investments became subject to the equity method of accounting.  If these investments were accounted for under the equity method, the Company would have to record its share of their results of operations employing a quarterly reporting lag because of the investees’ public reporting requirements.  In addition, electing the fair value option eliminates some of the uncertainty involved with impairment considerations, since quoted market prices for these investments provides a readily determinable fair value at each balance sheet date.  The Company’s investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons the Company did not elect the fair value option for HomeFed.

As of March 31, 2011, the Company owns approximately 28% of the outstanding common shares of Jefferies, a company listed on the New York Stock Exchange (Symbol: JEF).  In April 2011, in connection with Jefferies’ sale of approximately 20,600,000 common shares in a public offering, the Company purchased 5,154,639 Jefferies common shares for cash consideration of $125,000,000.  As a result, the Company’s percentage ownership interest of Jefferies common shares declined to 27.5%.

The following tables provide summarized data with respect to significant investments in associated companies.  The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2011.  The 2011 information for Jefferies is for the three month period ended February 28, 2011.

	2011	2010
	(In thousands)

Jefferies:
Total revenues	$966,700	$725,400
Income from continuing operations before extraordinary items	87,300	72,100
Net income	87,300	72,100

JHYH:
Total revenues	$73,000	$29,600
Income from continuing operations before extraordinary items	47,800	6,200
Net income	47,800	6,200

Berkadia:
Total revenues	$85,600	$74,200
Income from continuing operations before extraordinary items	19,200	5,800
Net income	19,200	5,800

Under GAAP, JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary.  The Company owns less than half of JHYH’s capital, including its indirect interest through its investment in Jefferies.  The Company has not provided any guarantees, nor is it contingently liable for any of JHYH’s liabilities, all of which are non-recourse to the Company.  The Company’s maximum exposure to loss as a result of its investment in JHYH is limited to the book value of its investment plus any additional capital it decides to invest.

4.	Investments

A summary of investments classified as current assets at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31, 2011		December 31, 2010
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$219,795	$220,221	$253,273	$253,589
Other investments, including accrued interest income	11,706	11,621	11,067	10,983
Total current investments	$231,501	$231,842	$264,340	$264,572

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at March 31, 2011 and December 31, 2010 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2011
Bonds and notes:
U.S. Government and agencies	$210,953	$60	$–	$211,013
All other corporates	8,842	366	–	9,208
Total fixed maturities	$219,795	$426	$–	$220,221

December 31, 2010
Bonds and notes:
U.S. Government and agencies	$246,996	$21	$–	$247,017
All other corporates	6,277	300	5	6,572
Total fixed maturities	$253,273	$321	$5	$253,589

A summary of non-current investments at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31, 2011		December 31, 2010
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale:
Fortescue	$219,723	$1,641,888	$219,723	$1,659,617
Inmet Mining Corporation (“Inmet”)	504,006	775,335	504,006	862,481
Other investments available for sale	1,318,017	1,397,557	1,067,928	1,144,141
Other investments:
Private equity funds	84,375	84,375	86,944	86,944
Non-agency mortgage-backed bond
securitization portfolio	3,020	3,020	3,304	3,304
FMG Chichester Pty Ltd (“FMG”)
zero coupon note component	37,350	37,350	36,268	36,268
Other non-publicly traded investments	41,207	41,144	40,114	39,904
Total non-current investments	$2,207,698	$3,980,669	$1,958,287	$3,832,659

At March 31, 2011, the Company owns 247,986,000 common shares of Fortescue, representing approximately 8% of Fortescue’s outstanding common shares.  Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG).  As more fully discussed in the 2010 10-K, the Company’s investment in Fortescue also includes a $100,000,000 unsecured note of FMG that matures in August 2019 (the “FMG Note”).  Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  Interest is payable semi-annually within thirty days of June 30th and December 31st of each year.  The Company accounts for the FMG Note as two components: a thirteen year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment is accounted for as a loan-like instrument, with income being recognized as the note is accreted up to its face value.  The prepaid mining interest, which is being amortized to expense as the revenue is earned, is classified as other current and non-current assets with an aggregate balance of $162,205,000 and $164,321,000 at March 31, 2011 and December 31, 2010, respectively.  Amounts recognized in the consolidated statements of operations related to the FMG Note are as follows (in thousands):

	March 31,	March 31,
	2011	2010

Classified as investment and other income:
Interest income on FMG Note	$37,413	$21,668
Interest accreted on zero-coupon note component	$1,083	$962

Amortization expense on prepaid mining interest	$2,116	$2,324

For information concerning litigation brought by the Company concerning the FMG Note, see the 2010 10-K.

At March 31, 2011, the Company owns 11,042,413 common shares of Inmet, representing approximately 18% of Inmet’s outstanding shares.  Inmet is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN).  The previously announced merger agreement between Inmet and Lundin Mining Corporation (“Lundin”) was terminated in March 2011; accordingly, the voting and support agreement the Company entered into with Lundin, which restricted the Company’s ability to sell its Inmet shares, was also terminated.  The Toronto Stock Exchange selling restrictions pertaining to the Inmet shares acquired in 2010 expired in April 2011.

The non-current other investments in bond securitizations are acquisitions of impaired loans, generally at a significant discount to face amounts.  The Company estimates the future cash flows for the securitization interests to determine the accretable yield; increases in estimated cash flows are accounted for as a yield adjustment on a prospective basis but decreases in estimated cash flows below amortized cost are recognized as impairments.  Contractual cash flows in excess of estimated cash flows are not part of the accretable yield.  The market for these securities is highly illiquid and they rarely trade.  On a regular basis the Company re-estimates future cash flows and records impairment charges if appropriate.  The remaining other non-publicly traded investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at March 31, 2011 and December 31, 2010 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2011
Bonds and notes:
U.S. Government and agencies	$7,570	$–	$70	$7,500
U.S. Government-Sponsored Enterprises	960,337	13,007	1,656	971,688
All other corporates	238,214	2,298	1,052	239,460
Total fixed maturities	1,206,121	15,305	2,778	1,218,648

Equity securities:
Common stocks:
Banks, trusts and insurance companies	20,573	36,967	248	57,292
Industrial, miscellaneous and all other	815,052	1,724,594	806	2,538,840
Total equity securities	835,625	1,761,561	1,054	2,596,132

	$2,041,746	$1,776,866	$3,832	$3,814,780

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2010
Bonds and notes:
U.S. Government and agencies	$7,806	$–	$90	$7,716
U.S. Government-Sponsored Enterprises	815,066	10,564	2,247	823,383
All other corporates	191,851	917	235	192,533
Total fixed maturities	1,014,723	11,481	2,572	1,023,632

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	32,936	–	49,276
Industrial, miscellaneous and all other	760,594	1,833,229	492	2,593,331
Total equity securities	776,934	1,866,165	492	2,642,607

	$1,791,657	$1,877,646	$3,064	$3,666,239

The amortized cost and estimated fair value of non-current investments classified as available for sale at March 31, 2011, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$52,824	$53,393
Due after five years through ten years	–	–
Due after ten years	–	–
	52,824	53,393
Mortgage-backed and asset-backed securities	1,153,297	1,165,255
	$1,206,121	$1,218,648

Net unrealized gains on investments were $1,683,441,000 and $1,749,757,000 at March 31, 2011 and December 31, 2010, respectively.  Reclassification adjustments included in comprehensive loss for the three month period ended March 31, 2011 are as follows (in thousands):

Net unrealized holding gains (losses) arising during the period,
net of taxes of $37,592	$(67,707)
Less: reclassification adjustment for net gains included in net income,
net of taxes of $773	1,391
Net change in unrealized gains (losses) on investments, net of taxes
of $36,819	$(66,316)

At March 31, 2011, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

Securities with book values of $4,218,000 and $4,615,000 at March 31, 2011 and December 31, 2010, respectively, collateralized certain swap agreements and a letter of credit.

5.	Inventory

A summary of inventory (which is included in the caption prepaids and other current assets) at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$7,316	$5,876
Work in process	12,995	12,441
Finished goods	39,978	39,963
	$60,289	$58,280

6.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31,	December 31,
	2011	2010

Intangibles:
Customer relationships, net of accumulated amortization of $40,724
and $39,051	$21,991	$23,338
Licenses, net of accumulated amortization of $2,473 and $2,328	9,525	9,670
Trademarks and tradename, net of accumulated amortization of $840
and $791	1,187	1,210
Other, net of accumulated amortization of $2,673 and $2,650	244	267
Goodwill	8,151	8,151
	$41,098	$42,636

Amortization expense on intangible assets was $1,890,000 and $2,392,000 for the three month periods ended March 31, 2011 and 2010, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2011 (for the remaining nine months) - $4,700; 2012 - $6,000; 2013 - $5,800; 2014 - $5,600; and 2015 - $2,800.

The goodwill in the above table relates to Conwed Plastics.

7.	Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income (loss), net of taxes at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31,	December 31,
	2011	2010

Net unrealized gains on investments	$1,683,441	$1,749,757
Net unrealized foreign exchange gains (losses)	(2,580)	(3,838)
Net minimum pension liability	(60,016)	(60,177)
Net postretirement benefit	1,460	1,621
	$1,622,305	$1,687,363

8.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three month periods ended March 31, 2011 and 2010 related to defined benefit pension plans included the following components (in thousands):

	2011	2010

Interest cost	$2,831	$3,121
Expected return on plan assets	(1,411)	(2,158)
Actuarial loss	250	507
Amortization of prior service cost	–	1
Net pension expense	$1,670	$1,471

The Company contributed $1,990,000 to its defined benefit pension plan during the three month period ended March 31, 2011.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not material in each of the three month periods ended March 31, 2011 and 2010.

9.	Share-Based Compensation

Salaries and incentive compensation expense included $1,024,000 and $2,014,000 for the three month periods ended March 31, 2011 and 2010, respectively, for share-based compensation expense principally relating to grants previously made under the Company’s fixed stock option plan, and for the 2010 period, the Company’s 2006 senior executive warrant plan.

In February 2011, each of the Company’s Chairman and President exercised warrants to purchase 2,000,000 common shares at an exercise price of $28.515 per share, on a cashless exercise basis, pursuant to which they each received 261,599 common shares (determined using a value per share of $32.806 as set forth in the warrant).  The warrants had been granted in March 2006, subject to shareholder approval, which was received in May 2006.  The warrants were scheduled by their terms to expire on March 5, 2011.  All of the common shares obtained upon exercise of the warrants were immediately sold in a private transaction.

On March 7, 2011, the Compensation Committee of the Company’s Board of Directors granted warrants to purchase 2,000,000 common shares to each of the Company’s Chairman and President at an exercise price of $33.84 per share (105% of the closing price per share of a common share on the grant date).  Issuance of the warrants is subject to shareholder approval of the 2011 Warrant Plan, which is being sought at the Company’s annual meeting in May 2011.  The warrants expire in 2016 and vest in five equal tranches with 20% vesting on the date shareholder approval is received and an additional 20% vesting in each subsequent year.  If shareholder approval is received, compensation cost will be determined as of the approval date and recognized in the financial statements over the vesting period of the warrants.

10.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at March 31, 2011 was $9,400,000 (including $3,100,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $500,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2006.  The Company’s New York State and New York City income tax returns for the 2006 to 2008 period are currently being audited.

For the three months ended March 31, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provision for income taxes also includes $2,702,000 for foreign taxes principally related to interest on the FMG Note and a dividend paid by Fortescue.  These charges are the principal reason why the Company’s effective tax rate is greater than the federal statutory rate in 2011.

11.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three month periods ended March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Numerator for earnings (loss) per share:
Net income attributable to Leucadia National
Corporation common shareholders for basic
earnings (loss) per share	$10,507	$191,479
Interest on 3¾% Convertible Notes	–	960
Net income attributable to Leucadia National
Corporation common shareholders for diluted
earnings (loss) per share	$10,507	$192,439

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	244,082	243,291
Stock options	158	54
Warrants	380	–
3¾% Convertible Notes	–	4,249
Denominator for diluted earnings (loss) per share	244,620	247,594

Options to purchase 872,000 and 1,724,500 weighted average common shares were outstanding during the three month periods ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share as the effect was antidilutive.

Warrants to purchase 4,000,000 common shares at $28.515 per share were outstanding during the three month period ended March 31, 2010 but were not included in the computation of diluted earnings (loss) per share as the effect was antidilutive.

For the three month period ended March 31, 2011, 4,280,000 shares related to the 3¾% Convertible Notes were not included in the computation of diluted loss per share as the effect was antidilutive.

Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

12.	Indebtedness

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During the first quarter of 2011, the Company repurchased $6,359,000 principal amount of its 8 1/8% Senior Notes due 2015 and $36,000,000 principal amount of its 7 1/8% Senior Notes due 2017, and recognized aggregate pre-tax losses of $2,898,000 for the three month 2011 period, which are reflected in selling, general and other expenses.

As more fully discussed in the 2010 10-K, in January 2011, a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000, and for net working capital amounts.  As a result, the Company recognized a gain on forgiveness of debt (including accrued interest) in other income of $81,848,000 in the first quarter of 2011.  During 2010 and 2009, the Company had recognized impairment charges related to this project aggregating $114,900,000.

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At March 31, 2011, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.3%, mature at various dates through May 2011 and are collateralized by non-current investments.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted average life of approximately 4 years and a duration of 0.75 at March 31, 2011.

13.	Fair Value

Aggregate information concerning assets and liabilities at March 31, 2011 and December 31, 2010 that are measured at fair value on a recurring basis is presented below (in thousands):

	March 31, 2011
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$211,013	$211,013	$–
All other corporates	9,208	8,960	248
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	7,500	–	7,500
U.S. Government-Sponsored Enterprises	971,688	–	971,688
All other corporates	239,460	157,078	82,382
Equity securities:
Common stocks:
Banks, trusts and insurance companies	57,292	57,292	–
Industrial, miscellaneous and all other	2,538,840	2,538,840	–
Investments in associated companies	1,230,824	1,230,824	–
Total	$5,265,825	$4,204,007	$1,061,818

Other current liabilities	$(1,696)	$(1,548)	$(148)

	December 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$247,017	$247,017	$–
All other corporates	6,572	6,324	248
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	7,716	–	7,716
U.S. Government-Sponsored Enterprises	823,383	–	823,383
All other corporates	192,533	150,193	42,340
Equity securities:
Common stocks:
Banks, trusts and insurance companies	49,276	49,276	–
Industrial, miscellaneous and all other	2,593,331	2,593,331	–
Investments in associated companies	1,314,227	1,314,227	–
Total	$5,234,055	$4,360,368	$873,687

Other current liabilities	$(2,413)	$(1,878)	$(535)

At March 31, 2011 and December 31, 2010, the Company did not have significant fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.

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

At March 31, 2011, the Company did not have significant assets and liabilities that were measured at fair value on a nonrecurring basis.  Aggregate information concerning assets and liabilities at December 31, 2010 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

	December 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held and used (a)	$20,600	$–	$20,600	$–
Long-lived assets held for sale (b)	7,000	–	7,000	–
Other non-current investments (c)	2,200	–	–	2,200

(a)
As more fully discussed in the 2010 10-K, the Company evaluated for impairment the carrying value of the Myrtle Beach project’s real estate assets, recorded an impairment charge and reduced the carrying amount to its fair value.  As of December 31, 2010, the Company also wrote down to fair value one of its real estate projects based on an appraisal and prices for similar assets, and recognized an impairment charge, which is included in selling, general and other expenses.

(b)	Consists of a corporate aircraft for which the fair value was primarily based on prices for similar assets.

(c)	Represents an investment in a non-public security accounted for under the cost method of accounting for which the Company primarily reviewed issuer financial statements to determine its fair value.

Included in net securities gains in the consolidated statement of operations for the three month period ended March 31, 2010 are impairment charges of $981,000, all of which were for non-agency mortgage-backed bond securitizations; impairment charges for securities for the three month 2011 period were not material.

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

Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage-backed bond securitizations where the underlying assets are various individual mortgage loans, the zero-coupon component of the FMG Note and various other non-publicly traded investments.  For the investments in private equity funds and the FMG zero-coupon note, the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value.  For the bond securitization portfolio, future cash flows are re-estimated on a regular basis for each security to determine if impairment charges are required; accordingly the Company has concluded that the carrying amount of these securities approximates their fair values.  The fair values of the Company’s other non-publicly traded investments that are accounted for under the cost method were assumed to be at least equal to the carrying amount.  For these non-publicly traded investments, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.

(b)	Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c)	Notes receivable: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d)
Long-term and other indebtedness:  The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.  The fair value of the Myrtle Beach project’s debt at December 31, 2010 is the amount paid by the Company’s subsidiary for the collateralized property in the foreclosure sale.

(e)	Swap agreements: The fair values of the interest rate swap agreement are based on rates currently available for similar agreements.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$231,842	$231,842	$264,572	$264,572
Non-current	3,980,669	3,980,669	3,832,659	3,832,659
Cash and cash equivalents	313,932	313,932	441,340	441,340
Notes receivable:
Current	947	947	740	740
Non-current	13,531	13,531	2,633	2,633

Financial Liabilities:
Indebtedness:
Current	579,171	579,171	543,780	461,350
Non-current	1,506,237	1,685,343	1,548,469	1,677,656
Securities sold not owned	1,548	1,548	1,878	1,878

Swap agreements:
Interest rate swaps	(148)	(148)	(535)	(535)

14.      Discontinued Operations

As more fully discussed in the 2010 10-K, the Company sold ResortQuest International, LLC (“ResortQuest”) in September 2010, and STi Prepaid, LLC (“STi Prepaid”) in October 2010 and classified these operations as discontinued operations. In addition, in September 2010, the Company classified its power production business that burns waste biomass to produce electricity as a held for sale discontinued operation.

A summary of the results of discontinued operations for ResortQuest, STi Prepaid and the power production business is as follows for the three month periods ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Revenues and other income:
Telecommunications	$–	$89,125
Property management and service fees	–	21,567
Investment and other income	755	4,455
	755	115,147
Expenses:
Cost of sales - telecommunications	–	77,741
Direct operating expenses - property
management and services	–	19,224
Salaries and incentive compensation	408	3,802
Depreciation and amortization	–	2,315
Selling, general and other expenses	2,932	16,892
	3,340	119,974
Loss from discontinued
operations before income taxes	(2,585)	(4,827)
Income tax benefit	863	–
Loss from discontinued
operations after income taxes	$(1,722)	$(4,827)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 10-K.

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

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the three month period ended March 31, 2011, the market value of the Company’s investment in the common shares of Fortescue decreased from $1,659,617,000 at December 31, 2010 to $1,641,888,000 at March 31, 2011, and the market value of the Company’s investment in Inmet decreased from $862,481,000 at December 31, 2010 to $775,335,000 at March 31, 2011.  The market value of the Company’s investment in Jefferies, for which the fair value option was elected, decreased during the three month period ended March 31, 2011; accordingly, the Company recognized an unrealized loss of $83,404,000 as a component of income (losses) related to associated companies.

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of March 31, 2011, the sum of these amounts aggregated $4,526,443,000.  However, since $839,038,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Parent’s liquidity needs.  The $3,687,405,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue common shares of $1,641,888,000 and the Inmet common shares of $775,335,000).  The Parent’s available liquidity, and the investment income realized from the Parent’s cash, cash equivalents and marketable securities is used to meet the Parent company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

At March 31, 2011, the Company owns 11,042,413 common shares of Inmet, representing approximately 18% of Inmet’s outstanding shares.  The previously announced merger agreement between Inmet and Lundin was terminated in March 2011; accordingly, the voting and support agreement the Company entered into with Lundin, which restricted the Company’s ability to sell its Inmet shares, was also terminated.  The Toronto Stock Exchange selling restrictions pertaining to the Inmet shares acquired in 2010 expired in April 2011.

In January 2011, a subsidiary of the Company paid $19,275,000 in connection with the foreclosure sale of the Myrtle Beach project (including net working capital amounts), which fully satisfied the project’s non-recourse indebtedness, which had a balance of $100,524,000.

In January 2011, the Company received $72,900,000 from FMG (net of $8,100,000 in withholding taxes) in payment of interest due on the FMG Note for the second half of 2010.  Future interest payments under the FMG Note will be dependent upon the physical volume of iron ore sold and the selling price, which can fluctuate widely, as well as the outcome of the litigation as described below.  As a result, it is not possible to predict whether interest earned in the most recent quarter will continue at the same level in future quarters.

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

In March 2011, the Company invested an additional $50,000,000 in Sangart, which increased its ownership interest to approximately 96%.

In April 2011, in connection with Jefferies’ sale of approximately 20,600,000 common shares in a public offering, the Company purchased 5,154,639 Jefferies common shares for cash consideration of $125,000,000.  As a result, the Company’s percentage ownership interest of Jefferies common shares declined to 27.5%.

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During the first quarter of 2011, the Company repurchased $6,359,000 principal amount of its 8 1/8% Senior Notes due 2015 and $36,000,000 principal amount of its 7 1/8% Senior Notes due 2017.  In April 2011, the Company repurchased an additional aggregate $23,860,000 principal amount of its outstanding debt securities.

Consolidated Statements of Cash Flows

Net cash of $17,775,000 was used for operating activities in the three month 2011 period as compared to $72,047,000 of cash used in the three month 2010 period.  The change in operating cash flows reflects proceeds received from FMG ($72,900,000, net of withholding taxes), greater income tax payments and lower interest payments.  STi Prepaid and ResortQuest generated funds from operating activities of $893,000 and $2,422,000, respectively, prior to being sold during 2010.  Keen generated funds of $6,686,000 and $1,842,000 during the 2011 and 2010 periods, respectively; Premier generated funds of $6,816,000 and $4,098,000 during the 2011 and 2010 periods, respectively; and the Company’s manufacturing segments used funds of $6,622,000 and $3,473,000 during the 2011 and 2010 periods, respectively.  Funds used by Sangart, a development stage company, increased to $8,879,000 during the 2011 period from $5,312,000 during the 2010 period.  For the period ended March 31, 2011, distributions from associated companies principally include earnings distributed by Berkadia ($8,000,000) and Jefferies ($3,701,000).  For the period ended March 31, 2010, distributions from associated companies principally include earnings distributed by Berkadia ($6,000,000), Jefferies ($3,644,000) and Garcadia ($2,584,000).

Net cash of $179,521,000 was used for investing activities in the three month 2011 period as compared to $127,091,000 of cash provided by investing activities in the three month 2010 period.  For the period ended March 31, 2011, proceeds from disposals of real estate, property and equipment, and other assets include $12,040,000 from the sale of certain of Keen’s rigs. Investments in associated companies include CLC ($2,650,000) and ACF ($7,236,000) in the 2010 period.

Net cash of $69,888,000 and $9,811,000 was provided by financing activities in the three month periods ended March 31, 2011 and 2010, respectively.  Issuance of debt for 2011 and 2010 primarily reflects the increase in repurchase agreements of $144,500,000 and $12,242,000, respectively.  Reduction of debt for 2011 includes $19,275,000 in full satisfaction of the Myrtle Beach project’s non-recourse indebtedness, $8,500,000 for the repayment of Keen’s line of credit and $44,537,000 for the buyback of $6,359,000 principal amount of the Company’s 8 1/8% Senior Notes due 2015 and $36,000,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017.

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

During 2010, the Company realized significant gains from the sale of certain investments, recorded significant unrealized gains in the fair values of other investments and began to experience modest improvement in the operating results in some business segments.  Additionally, the Company’s cumulative taxable income for recent years became a positive amount, reflecting the realized gains on the sales of certain investments during the fourth quarter of 2010.  With this recent positive evidence the Company gave greater weight to its revised projections of future taxable income, which consider significant unrealized gains in its investment portfolio, and to its long-term historical ability to generate significant amounts of taxable income when assessing the amount of its required valuation allowance.  As a result, the Company was able to conclude that it is more likely than not that it will have future taxable income sufficient to realize a significant portion of the Company’s net deferred tax asset; accordingly, $1,157,111,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense on December 31, 2010.

The Company’s estimate of future taxable income considered all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each material operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available net operating loss carryforwards (“NOLs”) (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

The Company recorded $981,000 of impairment charges for securities, consisting of non-agency mortgage-backed bond securitizations, in the consolidated statement of operations for the three months ended March 31, 2010; impairment charges for the three months ended March 31, 2011 were not significant.

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have an outstanding loan and an outstanding note that meet the accounting definition of a finance receivable at March 31, 2011: the $250,000,000 loan provided under the secured credit facility to its joint venture, Berkadia, and its 13 year unsecured zero-coupon note of FMG, which had a balance of $37,350,000 at March 31, 2011.  The Company exercises judgment in evaluating the credit risk and collectability of these financing receivables.  These assessments were made prior to the inception of the credit exposure and continue to be made at regular intervals.  The various factors that the Company considers in making its assessment are specific to each financing receivable.  These factors include the current and projected financial condition of those companies and their industries, the type and amount of collateral, if any, the Company’s collection experience and the length of time until these financing receivables become due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of March 31, 2011.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At March 31, 2011, the book value of goodwill was $8,151,000.

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

Over 95% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $979,188,000 at March 31, 2011.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair values of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been materially different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $82,382,000.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

The fair values of the Company’s portfolio of non-agency mortgage backed bond securitizations, which are primarily determined using an income valuation model to calculate the present value of expected future cash flows, are considered to be Level 3 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  As of March 31, 2011, the Company’s accrual for contingent losses was not material.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

General

Substantially all of the Company’s operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  Poor general economic conditions have reduced the demand for products or services sold by the Company’s operating subsidiaries and/or resulted in reduced pricing for products or services.  Troubled industry sectors, like the residential real estate market, have had an adverse impact not only on the Company’s real estate segments, but have also had an adverse indirect impact on some of the Company’s other operating segments, including manufacturing and gaming entertainment.  The discussions below and in the 2010 10-K concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

A summary of results of operations for the Company for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Income from continuing operations
before income taxes and income (losses)
related to associated companies:
Manufacturing:
Idaho Timber	$16	$386
Conwed Plastics	3,290	2,768
Oil and Gas Drilling Services	3,571	(11,277)
Gaming Entertainment	5,796	1,370
Domestic Real Estate	81,317	(2,055)
Medical Product Development	(3,994)	(5,313)
Other Operations	(6,571)	(6,673)
Corporate	(3,895)	68,634
Total consolidated income from continuing
operations before income taxes and income
(losses) related to associated companies	79,530	47,840

Income (losses) related to associated companies
before income taxes	(44,172)	157,106
Total consolidated income from continuing
operations before income taxes	35,358	204,946

Income taxes:
Income from continuing operations before
income (losses) related to associated companies	39,053	2,702
Associated companies	(16,124)	5,912
Total income taxes	22,929	8,614

Income from continuing operations	$12,429	$196,332

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Revenues and other income	$40,240	$43,298

Expenses:
Cost of sales	37,236	39,618
Salaries and incentive compensation	1,298	1,552
Depreciation and amortization	1,034	1,036
Selling, general and other expenses	656	706
	40,224	42,912

Income before income taxes	$16	$386

Revenues for the first quarter of 2011 decreased as compared to the same period in 2010.  While average selling prices increased approximately 5%, shipment volume decreased 12% due to a 4% decline in average weekly shipments and one less week in Idaho Timber’s first quarter 2011 fiscal reporting period.  Idaho Timber believes that the abundance of existing homes available for sale in the market and high unemployment will continue to negatively impact housing starts and Idaho Timber’s revenues during 2011.  Until housing starts substantially increase, annual dimension lumber shipping volume may remain flat or could further decline.

Raw material costs, the largest component of cost of sales (approximately 82% of cost of sales), reflect the lower shipment volume and increased costs for the 2011 period as compared to the same period in 2010.  Raw material cost per thousand board feet increased approximately 8%, which was caused by reduced supply due to increased low-grade lumber exports and greater demand.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.  Idaho Timber’s spread decreased approximately 5% for the first quarter of 2011 period as compared to the same period in 2010.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Revenues and other income	$23,569	$21,601

Expenses:
Cost of sales	17,017	15,217
Salaries and incentive compensation	1,647	1,684
Depreciation and amortization	82	86
Selling, general and other expenses	1,533	1,846
	20,279	18,833

Income before income taxes	$3,290	$2,768

Conwed Plastic’s revenues increased in the first quarter of 2011 as compared to the same period in 2010, primarily reflecting increased sales volume in most of its markets other than packaging and certain markets related to the housing industry.  Conwed Plastics believes that this increase is due to various initiatives to regain market share, moderate economic improvement and customers carrying less inventory into the current year than previously.  Conwed Plastics’ revenues related to packaging and the housing industry were negatively impacted by competitive pressures and customers closely managing their inventory.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  Global demand for raw materials has also resulted in higher prices for polypropylene.  Prices for polypropylene resin increased substantially in the first quarter of 2011 as compared to the same period in 2010, which adversely affected gross margin.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  Conwed Plastics believes that the increased competition for raw materials by foreign nations will continue to adversely impact raw material costs.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Revenues and other income	$32,084	$20,790

Expenses:
Direct operating expenses	21,271	22,771
Interest	62	351
Salaries and incentive compensation	793	646
Depreciation and amortization	5,293	6,384
Selling, general and other expenses	1,094	1,915
	28,513	32,067

Income (loss) before income taxes	$3,571	$(11,277)

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and oil, levels of natural gas and oil in storage and the supply of drilling rigs available in the marketplace.  The exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase, which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity, drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  Keen’s rig utilization and dayrates increased substantially during the first quarter of 2011 as compared to the first quarter of 2010, as the negative impact of lower natural gas prices was partially offset by a greater proportion of Keen’s customers using its rigs to drill for oil rather than natural gas.  In January 2011, Keen sold its 12 older mechanical rigs and recognized a gain of $937,000.  During the first quarter of 2010, these 12 rigs generated revenues of $4,734,000; only three of these rigs were operating under contract at the end of 2010 and generated revenues of $638,000 during the first quarter of 2011.

Direct operating results for the first quarters of 2011 and 2010 reflected $607,000 and $3,803,000, respectively, of costs incurred to maintain, repair and make certain of its rigs operational following periods when they were not in use.  Depreciation and amortization expense for the first quarter of 2011 declined as compared to the same period in 2010 principally due to the sale of certain rigs discussed above.

Gaming Entertainment

A summary of results of operations for Premier for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Revenues and other income	$30,782	$27,079

Expenses:
Direct operating expenses	21,469	19,898
Interest	23	109
Salaries and incentive compensation	634	495
Depreciation and amortization	4,244	4,192
Selling, general and other expenses	(1,384)	1,015
	24,986	25,709

Income before income taxes	$5,796	$1,370

Premier’s gaming revenues for the three month 2011 period increased approximately 14% as compared to the same period in 2010, while the local gaming market was largely unchanged.  Premier believes that its customer loyalty programs and enhancements, which it implemented beginning in the third quarter of 2010, are the primary reason for the growth in its gaming revenues and market share.

The increase in direct operating expenses in the 2011 period as compared to the 2010 period primarily reflects greater marketing and promotional costs, gaming taxes and food and beverage costs.

As more fully described in the 2010 10-K, during 2010 Premier recorded in selling, general and other expenses a loss for the award of $11,200,000, including interest, to the former holders of Premier’s bond debt as a result of a decision by the Bankruptcy Court for the Southern District of Mississippi.  Premier filed a notice of appeal of the Bankruptcy Court’s decision and no amounts were paid while the appeal was pending.  On April 8, 2011, Premier entered into an agreement to settle the litigation with its former noteholders for $9,000,000.  As a result, Premier reduced the liability for the award and credited selling, general and other expenses for $2,241,000 in the first quarter of 2011.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Revenues and other income	$85,383	$4,015

Expenses:
Interest	34	509
Depreciation and amortization	903	1,608
Other operating expenses	3,129	3,953
	4,066	6,070

Income (loss) before income taxes	$81,317	$(2,055)

Revenues and other income for the 2011 period includes a gain on forgiveness of debt of $81,848,000 related to the Myrtle Beach project. As more fully discussed in the 2010 10-K, in January 2011 a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000 at December 31, 2010.  During 2010 and 2009, the Company had recognized impairment charges related to this project aggregating $114,900,000.

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

Medical Product Development

A summary of results of operations for Sangart for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Revenues and other income	$91	$2

Expenses:
Salaries and incentive compensation	3,012	1,940
Depreciation and amortization	209	215
Selling, general and other expenses	864	3,160
	4,085	5,315

Loss before income taxes	$(3,994)	$(5,313)

Sangart’s results for 2011 reflect a reduction in selling, general and other expenses of $4,391,000 related to share-based awards previously granted to a former officer.  The fair value of these share-based awards declined during the first quarter; accordingly, Sangart reduced the liability and credited selling, general and other expenses.  Selling, general and other expenses also reflect $954,000 of greater research and development costs, as well as increased employee benefits, insurance and other costs primarily related to preparation for a larger Phase II clinical study of MP4OX in trauma patients.  In addition, selling, general and other expenses for 2011 reflect $279,000 of higher professional fees.  Salaries and incentive compensation expense increased in the first quarter of 2011 principally due to higher headcount.

Sangart is a development stage company that does not have any revenues from product sales.  During 2010, Sangart completed a Phase II proof of concept clinical trial of MP4OX in trauma patients.  The study results were considered to be successful and would support the conduct of a larger Phase II clinical study in trauma patients, which will begin in the second quarter of 2011.  If this larger Phase II study were to be successful, Sangart would have to conduct Phase III clinical studies in trauma patients.  The Phase II and Phase III studies would take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.  Also as more fully discussed in the 2010 10-K, Sangart is exploring the application of the MP4 technology in additional therapeutic areas.  The Company is unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Revenues and other income	$16,107	$13,258

Expenses:
Interest	–	5
Salaries and incentive compensation	2,141	2,033
Depreciation and amortization	1,146	892
Selling, general and other expenses	19,391	17,001
	22,678	19,931

Loss before income taxes	$(6,571)	$(6,673)

Revenues and other income for the three month 2011 period includes $1,990,000 with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  The change in revenues and other income for the three month 2011 period also reflects $1,672,000 of increased revenues at the winery operations.  Selling, general and other expenses include $9,685,000 and $7,856,000 for the three month periods ended March 31, 2011 and 2010, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  The change in selling, general and other expenses for the three month 2011 period as compared to the same period in 2010 also reflects $1,387,000 of greater costs at the winery operations.

Corporate

A summary of results of operations for corporate for the three month periods ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Revenues and other income (including net
securities gains)	$55,778	$129,252

Expenses:
Interest	28,858	30,517
Salaries and incentive compensation	6,413	11,857
Depreciation and amortization	4,851	5,076
Selling, general and other expenses	19,551	13,168
	59,673	60,618

Income (loss) before income taxes	$(3,895)	$68,634

Net securities gains for Corporate aggregated $2,303,000 and $99,067,000 for the three month 2011 and 2010 periods, respectively.  Net securities gains for the three month 2010 period include a gain of $94,918,000 from the sale of 30,000,000 common shares of Fortescue for net cash proceeds of $121,498,000.  Net securities gains are net of impairment charges of $981,000 for the three month 2010 period; impairment charges for the 2011 period were not material.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income increased $9,780,000 in the three month period ended March 31, 2011 as compared to the same period in 2010, principally due to a cash dividend of $7,695,000 paid on Fortescue’s common shares and greater investment income due to a larger amount of fixed income securities.  Other income, which increased $13,510,000 in the three month period ended March 31, 2011 as compared to the same period in 2010, includes $37,413,000 and $21,668,000 for the three month periods ended March 31, 2011 and 2010, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year.  Depreciation and amortization expenses include prepaid mining interest amortization of $2,116,000 and $2,324,000 for the three months ended March 31, 2011 and 2010, respectively, which is being amortized over time in proportion to the amount of ore produced.  In addition, investment and other income reflects income of $387,000 and $253,000 for the three months ended March 31, 2011 and 2010, respectively related to the accounting for mark-to-market values of Corporate derivatives.

The decrease in interest expense for the three month 2011 period as compared to the same period in 2010 primarily reflects decreased interest expense related to the repurchase of certain of the Company’s debt securities during 2010 and the first quarter of 2011.

Salaries and incentive compensation expense decreased in the three month 2011 period as compared to the same period in 2010 principally due to lower accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan and lower share-based compensation expense.  Bonus accruals under this bonus plan are based on a percentage of pre-tax profits as defined in the plan.  For the three month periods ended March 31, 2011 and 2010, the Company recorded share-based compensation expense of $995,000 and $1,962,000, respectively, relating to grants made under the Company’s fixed stock option plan, and for 2010, the Company’s 2006 senior executive warrant plan.  Share-based compensation expense declined for the three month 2011 period as compared to the same period in 2010 due to the warrants previously granted under the Company’s senior executive warrant plan becoming fully vested in the prior year.

Selling, general and other expenses for the three month 2011 period includes $2,898,000 of expenses related to the repurchase of certain of the Company’s debt securities.  The increase in selling, general and other expenses for the 2011 period as compared to the same period in 2010 also reflects greater legal and other professional fees of $2,268,000 and higher corporate aircraft expense of $840,000.  Selling, general and other expenses for the 2010 period includes $895,000 of costs for the investigation of investment opportunities.

Prior to December 31, 2010, the Company had a full valuation allowance against its net federal deferred tax asset, including its available federal NOLs.  As more fully discussed in the 2010 10-K, a substantial portion of the valuation allowance was reversed as a credit to income tax expense at December 31, 2010; accordingly, in subsequent periods the Company’s effective tax rate is expected to approximate the federal statutory rate, after allowing for the impact of state income taxes, foreign taxes and other adjustments, including adjustments to the amount of unrecognized tax benefits, if any.

For the three months ended March 31, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provision for income taxes also includes $2,702,000 for foreign taxes principally related to interest on the FMG Note and a dividend paid by Fortescue.  These charges are the principal reason why the Company’s effective tax rate is greater than the federal statutory rate in 2011.

Since the Company had carried a full valuation allowance against its net federal deferred tax asset during interim periods in 2010, no regular federal income tax expense or benefit for interim periods was recorded.  However, the Company had been recording provisions or benefits for deferred federal minimum taxes payable, due to material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  As more fully described in the 2010 10-K, if these gains were realized, the Company would have been able to use its NOLs to fully offset the federal income taxes that would have been due, but would have had to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would have been fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the period ended March 31, 2010, the Company recorded provisions for deferred federal minimum taxes payable of $402,000 and $3,112,000 in accumulated other comprehensive income and income related to associated companies, respectively.  In the third quarter of 2010, the Company was able to make an election that permitted it to use a portion of its NOLs to fully offset federal minimum taxable income, and as a result the liabilities for deferred federal minimum taxes were reversed.

Associated Companies

Income (losses) related to associated companies for the three month periods ended March 31, 2011 and 2010 includes the following (in thousands):

	2011	2010

Jefferies	$(79,702)	$729
ACF	–	158,486
JHYH	14,928	2,047
Berkadia	14,659	4,531
CLC	–	(15,259)
Garcadia	4,295	3,321
HomeFed	(18)	(437)
Pershing Square	–	4,045
Brooklyn Renaissance Plaza	643	455
Other	1,023	(812)
Income (losses) related to associated companies
before income taxes	(44,172)	157,106
Income tax (expense) benefit	16,124	(5,912)
Income (losses) related to associated companies,
net of taxes	$(28,048)	$151,194

As discussed above, the Company accounts for its investments in ACF and Jefferies at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.  The Company’s investment in ACF was sold in October 2010.

During 2010, the Company fully redeemed its interest in Pershing Square by transferring its equity into a larger, more diversified investment partnership fund managed by the same manager.  The Company’s percentage ownership interest in this larger investment partnership is much smaller and does not qualify for the equity method of accounting.

Discontinued Operations

Property Management and Services

As discussed above, in September 2010, the Company sold ResortQuest and classified its historical operating results as a discontinued operation.  Pre-tax losses of ResortQuest were $1,557,000 for the three months ended March 31, 2010.

Telecommunications

As discussed above, in October 2010, the Company sold STi Prepaid and classified its historical operating results as a discontinued operation.  Pre-tax losses of STi Prepaid were $1,960,000 for the three months ended March 31, 2010.

Other Operations

As discussed above, in September 2010, the Company classified its power production business that burns waste biomass to produce electricity as held for sale and classified its historical operating results as a discontinued operation.  Pre-tax losses of this business were $2,585,000 and $1,310,000 for the three month 2011 and 2010 periods, respectively.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities and entities that invest in publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing and commercial real estate markets; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); natural gas supplies and prices and the supply of drilling rigs in the marketplace; compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding and regulatory approvals to develop large scale energy projects and for medical product development and clinical trial activities; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related bodies; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of the Company’s investments.  For additional information see Part I, Item 1A. Risk Factors in the 2010 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A in the 2010 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leucadia National Corporation
(Registrant)

Date: May 5, 2011	By:	/s/ Barbara L. Lowenthal
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.