Form 10-Q
period 2011-06-30
LEUCADIA NATIONAL CORP
filed 2011-08-03
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
YES                                                 NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at July 28, 2011: 244,582,588.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$539,092	$441,340
Investments	620,868	264,572
Trade, notes and other receivables, net	193,429	150,328
Prepaids and other current assets	134,463	129,350
Total current assets	1,487,852	985,590
Non-current investments ($683,344 and $413,858 collateralizing repurchase
agreements)	3,517,048	3,832,659
Intangible assets, net and goodwill	62,665	42,636
Deferred tax asset, net	1,261,069	1,175,558
Other assets	434,110	452,321
Property, equipment and leasehold improvements, net	604,261	587,371
Investments in associated companies ($1,111,923 and $1,314,227 measured
using fair value option)	1,825,176	2,274,163

Total	$9,192,181	$9,350,298

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$144,559	$176,592
Other current liabilities	21,234	27,468
Securities sold under agreements to repurchase	659,539	401,121
Debt due within one year	1,040	142,659
Total current liabilities	826,372	747,840
Other non-current liabilities	89,091	90,608
Long-term debt	1,471,239	1,548,469
Total liabilities	2,386,702	2,386,917

Commitments and contingencies

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 244,572,588 and 243,808,147 shares issued and outstanding,
after deducting 47,006,711 and 47,525,707 shares held in treasury	244,573	243,808
Additional paid-in capital	1,561,970	1,542,964
Accumulated other comprehensive income	1,314,743	1,687,363
Retained earnings	3,679,439	3,482,623
Total Leucadia National Corporation shareholders’ equity	6,800,725	6,956,758
Noncontrolling interest	4,754	6,623
Total equity	6,805,479	6,963,381

Total	$9,192,181	$9,350,298

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and Other Income:
Manufacturing	$64,610	$77,115	$128,375	$141,995
Oil and gas drilling services	31,737	29,254	62,609	50,039
Gaming entertainment	30,513	28,074	61,289	55,140
Investment and other income	96,944	83,344	253,262	130,841
Net securities gains	529,637	71,413	531,940	170,480
	753,441	289,200	1,037,475	548,495
Expenses:
Manufacturing cost of sales	57,952	66,116	112,205	120,951
Direct operating expenses:
Oil and gas drilling services	23,364	19,514	44,635	42,285
Gaming entertainment	22,353	20,730	43,822	40,628
Interest	27,837	31,490	56,814	62,981
Salaries and incentive compensation	33,059	8,355	49,295	28,953
Depreciation and amortization	18,579	19,842	36,341	39,331
Selling, general and other expenses	51,105	42,858	95,641	85,231
	234,249	208,905	438,753	420,360
Income from continuing operations before
income taxes and losses related to
associated companies	519,192	80,295	598,722	128,135
Income taxes	190,108	4,665	229,161	7,367
Income from continuing operations before
losses related to associated companies	329,084	75,630	369,561	120,768
Losses related to associated companies, net of
income tax benefit of $80,144, $10,609,
$96,268 and $4,697	(145,796)	(321,922)	(173,844)	(170,728)
Income (loss) from continuing operations	183,288	(246,292)	195,717	(49,960)
Income from discontinued operations, net of income
tax benefit of $271, $0, $1,134 and $0	2,325	10,014	603	5,187
Gain on disposal of discontinued operations, net of
income tax provision of $499, $0, $499 and $0	845	–	924	–
Net income (loss)	186,458	(236,278)	197,244	(44,773)
Net (income) loss attributable to the noncontrolling interest	(149)	1,134	(428)	1,108

Net income (loss) attributable to Leucadia National
Corporation common shareholders	$186,309	$(235,144)	$196,816	$(43,665)

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended June 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.75	$(1.01)	$.80	$(.20)
Income from discontinued operations	.01	.04	–	.02
Gain on disposal of discontinued operations	–	–	.01	–
Net income (loss)	$.76	$(.97)	$.81	$(.18)

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.74	$(1.01)	$.79	$(.20)
Income from discontinued operations	.01	.04	–	.02
Gain on disposal of discontinued operations	–	–	.01	–
Net income (loss)	$.75	$(.97)	$.80	$(.18)

Amounts attributable to Leucadia National Corporation
common shareholders:
Income (loss) from continuing operations, net of taxes	$183,139	$(245,158)	$195,289	$(48,852)
Income from discontinued operations, net of taxes	2,325	10,014	603	5,187
Gain on disposal of discontinued operations, net of taxes	845	–	924	–
Net income (loss)	$186,309	$(235,144)	$196,816	$(43,665)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Net cash flows from operating activities:
Net income (loss)	$197,244	$(44,773)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Deferred income tax provision (benefit)	121,608	(5,347)
Depreciation and amortization of property, equipment and leasehold improvements	33,146	40,851
Other amortization	13,962	11,661
Share-based compensation	14,460	2,711
Excess tax benefit from exercise of stock options	(237)	(9)
Provision for doubtful accounts	254	2,907
Net securities gains	(531,940)	(170,480)
Losses related to associated companies	270,112	175,425
Distributions from associated companies	32,441	15,916
Net gains related to real estate, property and equipment, and other assets	(89,351)	(10,435)
Income related to Fortescue’s Pilbara project, net of proceeds received	(28,798)	(68,258)
Loss on buyback of debt	6,352	–
Gain on disposal of discontinued operations	(1,423)	–
Change in estimated litigation reserve	(2,241)	–
Net change in:
Restricted cash	1,368	(21,851)
Trade, notes and other receivables	(7,810)	(10,935)
Prepaids and other assets	1,593	(1,134)
Trade payables and expense accruals	(22,266)	9,928
Other liabilities	(3,622)	2,898
Deferred revenue	(482)	8,521
Income taxes payable	(1,933)	5,275
Other	(513)	(513)
Net cash provided by (used for) operating activities	1,924	(57,642)

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(21,264)	(12,583)
Acquisitions of and capital expenditures for real estate investments	(6,190)	(6,323)
Proceeds from disposals of real estate, property and equipment, and other assets	23,326	4,473
Net change in restricted cash	5,426	(40)
Settlement of lawsuit	–	1,942
Proceeds from sales of discontinued operations	1,702	–
Acquisitions, net of cash acquired	(86,306)	(191)
Advances on notes and other receivables	(3,171)	(4,231)
Collections on notes, loans and other receivables	10,112	11,130
Investments in associated companies	(126,073)	(11,137)
Capital distributions and loan repayment from associated companies	271,076	29,319
Purchases of investments (other than short-term)	(1,232,513)	(542,792)
Proceeds from maturities of investments	268,806	106,799
Proceeds from sales of investments	869,087	541,450
Other	3,498	258
Net cash provided by (used for) investing activities	(22,484)	118,074

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$258,984	$39,011
Reduction of debt	(143,836)	(4,324)
Issuance of common shares	6,853	619
Excess tax benefit from exercise of stock options	237	9
Other	(3,926)	(1,638)
Net cash provided by financing activities	118,312	33,677
Net increase in cash and cash equivalents	97,752	94,109
Cash and cash equivalents at January 1, including cash classified as
current assets of discontinued operations	441,340	154,128
Cash and cash equivalents at June 30, including cash classified as
current assets of discontinued operations	$539,092	$248,237

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$58,235	$61,570
Income tax payments, net	$13,042	$2,838

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2011 and 2010
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income	Earnings	Subtotal	Interest	Total

Balance, January 1, 2010	$243,288	$1,529,064	$985,032	$1,604,263	$4,361,647	$12,850	$4,374,497
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of taxes of $11,421			(333,239)		(333,239)		(333,239)
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $186			(13,243)		(13,243)		(13,243)
Net change in unrealized gain (loss)
on derivative instruments, net of taxes
of $4			(1,005)		(1,005)		(1,005)
Net change in pension liability and
postretirement benefits, net of taxes
of $13			936		936		936
Net loss				(43,665)	(43,665)	(1,108)	(44,773)
Comprehensive loss					(390,216)	(1,108)	(391,324)
Contributions from noncontrolling interests						753	753
Distributions to noncontrolling interests						(2,373)	(2,373)
Share-based compensation expense		2,711			2,711		2,711
Exercise of options to purchase common
shares, including excess tax benefit	30	598			628		628
Purchase of common shares for treasury	(1)	(17)			(18)		(18)

Balance, June 30, 2010	$243,317	$1,532,356	$638,481	$1,560,598	$3,974,752	$10,122	$3,984,874

Balance, January 1, 2011	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of taxes of $208,037			(374,701)		(374,701)		(374,701)
Net change in unrealized foreign
exchange gain (loss), net of taxes
of $1,158			2,086		2,086		2,086
Net change in pension liability and
postretirement benefits, net of taxes
of $3			(5)		(5)		(5)
Net income				196,816	196,816	428	197,244
Comprehensive loss					(175,804)	428	(175,376)
Contributions from noncontrolling interests						598	598
Distributions to noncontrolling interests						(4,369)	(4,369)
Change in interest in consolidated subsidiary		(1,624)			(1,624)	1,474	(150)
Share-based compensation expense		14,460			14,460		14,460
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	246	6,844			7,090		7,090
Purchase of common shares for treasury	(4)	(151)			(155)		(155)

Balance, June 30, 2011	$244,573	$1,561,970	$1,314,743	$3,679,439	$6,800,725	$4,754	$6,805,479

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion.  The guidance, which is effective for the first interim or annual period beginning on or after December 15, 2011, is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to improve the comparability of fair value measurements presented and disclosed in financial statements issued in accordance with GAAP and International Financial Reporting Standards.  The amendment includes requirements for measuring fair value and for disclosing information about fair value measurements, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance, which is effective during interim or annual periods beginning after December 15, 2011, is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income.  This amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in equity; instead, it requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment, which must be applied retrospectively, is effective for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted.  Adoption of this amendment will change the presentation of the Company’s consolidated financial statements but will not have any impact on its consolidated financial position, results of operations or cash flows.

Certain amounts for prior periods have been reclassified to be consistent with the 2011 presentation.

2.	Segment Information

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  Associated companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes.  Certain information concerning the Company’s segments for the three and six month periods ended June 30, 2011 and 2010 is presented in the following table.

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues and other income:
Manufacturing:
Idaho Timber	$41,773	$53,534	$82,013	$96,832
Conwed Plastics	22,870	23,630	46,439	45,231
Oil and Gas Drilling Services	32,119	29,259	64,203	50,049
Gaming Entertainment	30,520	28,087	61,302	55,166
Domestic Real Estate	3,368	4,172	88,751	8,187
Medical Product Development	82	3	173	5
Other Operations	14,639	24,116	30,746	37,374
Corporate	608,070	126,399	663,848	255,651

Total consolidated revenues and other income	$753,441	$289,200	$1,037,475	$548,495

Income (loss) from continuing operations before
income taxes:
Manufacturing:
Idaho Timber	$(2,011)	$1,455	$(1,995)	$1,841
Conwed Plastics	1,740	2,965	5,030	5,733
Oil and Gas Drilling Services	532	504	4,103	(10,773)
Gaming Entertainment	2,697	1,796	8,493	3,166
Domestic Real Estate	(44)	(1,589)	81,273	(3,644)
Medical Product Development	(9,449)	(7,847)	(13,443)	(13,160)
Other Operations	(7,422)	5,065	(13,993)	(1,608)
Losses related to associated companies	(225,940)	(332,531)	(270,112)	(175,425)
Corporate	533,149	77,946	529,254	146,580
Total consolidated income (loss) from
continuing operations before income taxes	$293,252	$(252,236)	$328,610	$(47,290)

Depreciation and amortization expenses:
Manufacturing:
Idaho Timber	$1,323	$1,537	$2,644	$3,477
Conwed Plastics	1,687	1,917	3,483	3,980
Oil and Gas Drilling Services	5,290	6,376	10,583	12,760
Gaming Entertainment	4,140	4,230	8,384	8,421
Domestic Real Estate	845	1,623	1,748	3,231
Medical Product Development	212	217	421	432
Other Operations	2,105	1,667	4,033	3,355
Corporate	5,633	5,370	10,484	10,446
Total consolidated depreciation and
amortization expenses	$21,235	$22,937	$41,780	$46,102

Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains in the Company’s consolidated statements of operations.  In the six month period ended June 30, 2011, other income for the domestic real estate segment includes a gain on forgiveness of debt of $81,848,000; see Note 12 for more information.  Corporate securities gains include gains of $527,351,000 for the 2011 periods and $94,918,000 for the six month 2010 period resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue Metals Group Ltd (“Fortescue”).  For the 2010 periods, Corporate securities gains also include a gain of $66,200,000 from the sale of the Company’s investment in Light and Power Holdings, Ltd. (“LPH”).

Other Operations includes pre-tax income (losses) of $(8,044,000) and $3,391,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $(15,826,000) and $(4,626,000) for the six month periods ended June 30, 2011 and 2010, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues associated with these activities; however, other income includes $889,000 and $2,879,000 for the three and six month periods ended June 30, 2011, respectively, and $9,151,000 for the three and six month periods ended June 30, 2010, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

Depreciation and amortization expenses for the Manufacturing and Other Operations segments include amounts classified as cost of sales.

For the three and six month periods ended June 30, 2011 and 2010, interest expense was primarily comprised of Corporate; interest expense for other segments was not significant.

3.	Investments in Associated Companies

A summary of investments in associated companies at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting:
Jefferies High Yield Holdings, LLC (“JHYH”)	$325,976	$321,023
Berkadia Commercial Mortgage LLC (“Berkadia”)	227,692	475,071
Garcadia	37,169	35,943
HomeFed Corporation (“HomeFed”)	45,661	46,083
Brooklyn Renaissance Plaza	29,085	30,539
Other	47,670	51,277
Total accounted for under the equity method of accounting	713,253	959,936

Investments in associated companies carried at fair value -
Jefferies Group, Inc. (“Jefferies”)	1,111,923	1,314,227

Total investments in associated companies	$1,825,176	$2,274,163

In June 2011, Berkadia fully repaid the amount outstanding under its secured credit facility including $250,000,000 that was loaned by the Company.

Income (losses) related to associated companies includes the following for the three and six month periods ended June 30, 2011 and 2010:

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Jefferies	$(239,813)	$(122,192)	$(319,515)	$(121,463)
AmeriCredit Corp. (“ACF”)	–	(187,809)	–	(29,323)
JHYH	(1,003)	469	13,925	2,516
Berkadia	7,037	5,762	21,696	10,293
Cobre Las Cruces, S.A. (“CLC”)	–	(21,609)	–	(36,868)
Garcadia	4,703	4,013	8,998	7,334
HomeFed	(404)	(455)	(422)	(892)
Pershing Square IV, L.P. (“Pershing Square”)	–	(3,122)	–	923
Brooklyn Renaissance Plaza	2,071	(241)	2,714	214
Other	1,469	(7,347)	2,492	(8,159)
Losses related to associated
companies before income taxes	(225,940)	(332,531)	(270,112)	(175,425)
Income tax benefit	80,144	10,609	96,268	4,697
Losses related to associated
companies, net of taxes	$(145,796)	$(321,922)	$(173,844)	$(170,728)

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

As of June 30, 2011, the Company owns approximately 27% of the outstanding common shares of Jefferies, a company listed on the New York Stock Exchange (Symbol: JEF).  In April 2011, in connection with Jefferies’ sale of approximately 20,600,000 common shares in a public offering, the Company purchased 5,154,639 Jefferies common shares for cash consideration of $125,000,000.

The Company’s investment in CLC was sold in 2010.

The following tables provide summarized data with respect to significant investments in associated companies.  The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2011.  The information for Jefferies is for the six month period ended May 31, 2011 and for the five month period ended May 31, 2010.

	2011	2010
	(In thousands)

Jefferies:
Total revenues	$1,936,800	$1,252,400
Income from continuing operations before extraordinary items	168,000	116,200
Net income	168,000	116,200

JHYH:
Total revenues	$90,100	$52,000
Income from continuing operations before extraordinary items	44,000	7,600
Net income	44,000	7,600

Berkadia:
Total revenues	$167,700	$157,500
Income from continuing operations before extraordinary items	28,500	14,400
Net income	28,500	14,400

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

4.	Investments

A summary of investments classified as current assets at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30, 2011		December 31, 2010
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$613,197	$613,576	$253,273	$253,589
Other investments, including accrued interest income	7,203	7,292	11,067	10,983
Total current investments	$620,400	$620,868	$264,340	$264,572

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at June 30, 2011 and December 31, 2010 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2011
Bonds and notes:
U.S. Government and agencies	$603,503	$38	$4	$603,537
All other corporates	9,694	345	–	10,039
Total fixed maturities	$613,197	$383	$4	$613,576

December 31, 2010
Bonds and notes:
U.S. Government and agencies	$246,996	$21	$–	$247,017
All other corporates	6,277	300	5	6,572
Total fixed maturities	$253,273	$321	$5	$253,589

A summary of non-current investments at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30, 2011		December 31, 2010
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale:
Fortescue	$137,854	$1,059,303	$219,723	$1,659,617
Inmet Mining Corporation (“Inmet”)	504,006	795,457	504,006	862,481
Other investments available for sale	1,414,575	1,491,768	1,067,928	1,144,141
Other investments:
Private equity funds	84,651	84,651	86,944	86,944
Non-agency mortgage-backed bond
securitization portfolio	2,571	2,571	3,304	3,304
FMG Chichester Pty Ltd (“FMG”)
zero coupon note component	38,433	38,433	36,268	36,268
Other non-publicly traded investments	44,920	44,865	40,114	39,904
Total non-current investments	$2,227,010	$3,517,048	$1,958,287	$3,832,659

At June 30, 2011, the Company owns 155,586,000 common shares of Fortescue, representing approximately 4.99% of Fortescue’s outstanding common shares.  Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG).  As more fully discussed in the 2010 10-K, the Company’s investment in Fortescue also includes a $100,000,000 unsecured note of FMG that matures in August 2019 (the “FMG Note”).  Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  Interest is payable semi-annually within thirty days of June 30th and December 31st of each year.  The Company accounts for the FMG Note as two components: a thirteen year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment is accounted for as a loan-like instrument, with income being recognized as the note is accreted up to its face value.  The prepaid mining interest, which is being amortized to expense as the revenue is earned (using the units of production method), is classified as other current and non-current assets with an aggregate balance of $159,171,000 and $164,321,000 at June 30, 2011 and December 31, 2010, respectively.  Amounts recognized in the consolidated statements of operations related to the FMG Note are as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Classified as investment and other income:
Interest income on FMG Note	$67,103	$46,590	$104,516	$68,258
Interest accreted on zero-coupon note component	$1,083	$963	$2,165	$1,925

Amortization expense on prepaid mining interest	$3,034	$2,614	$5,150	$4,938

In August 2010, the Company was advised that Fortescue is asserting that FMG is entitled to issue additional notes identical to the FMG Note in an unlimited amount.  Fortescue further claims that any interest to be paid on additional notes can dilute, on a pro rata basis, the Company’s entitlement to the above stated interest of 4% of net revenue.  The Company does not believe that FMG has the right to issue additional notes which affect the Company’s interest or that the interpretation by Fortescue of the terms of the FMG Note, as currently claimed by Fortescue, reflects the agreement between the parties.  In September 2010, the Company filed a Writ of Summons against Fortescue, FMG and Fortescue’s then Chief Executive Officer in the Supreme Court of Western Australia.  The Writ of Summons seeks, among other things, an injunction restraining the issuance of any additional notes identical to the FMG Note and damages.  If the litigation is ultimately determined adversely to the Company and additional notes are issued, the Company’s future cash flows from the FMG Note and future results of operations would be materially and adversely affected to the extent of the dilution resulting from the issuance of such additional notes.  In addition, the Company would have to evaluate whether the prepaid mining interest had become impaired.  The amount of the impairment, if any, would depend upon the amount of new notes issued and the resulting dilution, plus the Company’s projection of future interest payable on the FMG Note.

At June 30, 2011, the Company owns 11,042,413 common shares of Inmet, representing approximately 16% of Inmet’s outstanding shares.  Inmet is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN).  The previously announced merger agreement between Inmet and Lundin Mining Corporation (“Lundin”) was terminated in March 2011; accordingly, the voting and support agreement the Company entered into with Lundin, which restricted the Company’s ability to sell its Inmet shares, was also terminated.  The Toronto Stock Exchange selling restrictions pertaining to the Inmet shares acquired in 2010 expired in April 2011.

Non-current other non-publicly traded investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at June 30, 2011 and December 31, 2010 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2011
Bonds and notes:
U.S. Government and agencies	$7,344	$3	$13	$7,334
U.S. Government-Sponsored Enterprises	1,064,797	12,644	1,523	1,075,918
All other corporates	233,527	2,001	918	234,610
Total fixed maturities	1,305,668	14,648	2,454	1,317,862

Equity securities:
Common stocks:
Banks, trusts and insurance companies	20,573	35,229	497	55,305
Industrial, miscellaneous and all other	730,194	1,243,267	100	1,973,361
Total equity securities	750,767	1,278,496	597	2,028,666

	$2,056,435	$1,293,144	$3,051	$3,346,528

December 31, 2010
Bonds and notes:
U.S. Government and agencies	$7,806	$–	$90	$7,716
U.S. Government-Sponsored Enterprises	815,066	10,564	2,247	823,383
All other corporates	191,851	917	235	192,533
Total fixed maturities	1,014,723	11,481	2,572	1,023,632

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	32,936	–	49,276
Industrial, miscellaneous and all other	760,594	1,833,229	492	2,593,331
Total equity securities	776,934	1,866,165	492	2,642,607

	$1,791,657	$1,877,646	$3,064	$3,666,239

The amortized cost and estimated fair value of non-current investments classified as available for sale at June 30, 2011, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$42,918	$43,267
Due after five years through ten years	–	–
Due after ten years	–	–
	42,918	43,267
Mortgage-backed and asset-backed securities	1,262,750	1,274,595
	$1,305,668	$1,317,862

Net unrealized gains on investments were $1,375,056,000 and $1,749,757,000 at June 30, 2011 and December 31, 2010, respectively.  Reclassification adjustments included in comprehensive loss for the six month period ended June 30, 2011 are as follows (in thousands):

Net unrealized holding gains (losses) arising during the period,
net of taxes of $15,273	$(27,508)
Less: reclassification adjustment for net gains included in net income,
net of taxes of $192,764	(347,193)
Net change in unrealized gains (losses) on investments, net of taxes
of $208,037	$(374,701)

At June 30, 2011, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

Securities with book values of $818,000 and $4,615,000 at June 30, 2011 and December 31, 2010, respectively, collateralized a letter of credit and, at December 31, 2010, certain swap agreements.

5.	Inventory

A summary of inventory (which is included in the caption prepaids and other current assets) at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$6,223	$5,876
Work in process	14,974	12,441
Finished goods	47,166	39,963
	$68,363	$58,280

6.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Intangibles:
Customer and other relationships, net of accumulated amortization of
$42,284 and $39,051	$25,044	$23,338
Licenses, net of accumulated amortization of $2,620 and $2,328	9,378	9,670
Trademarks and tradename, net of accumulated amortization of $968
and $791	18,568	1,210
Other, net of accumulated amortization of $2,696 and $2,650	471	267
Goodwill	9,204	8,151
	$62,665	$42,636

Amortization expense on intangible assets was $1,858,000 and $2,253,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $3,748,000 and $4,645,000 for the six month periods ended June 30, 2011 and 2010, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2011 (for the remaining six months) - $3,700; 2012 - $7,500; 2013 - $7,300; 2014 - $7,100; and 2015 - $4,300.

In June 2011, a subsidiary of the Company purchased the assets of Seghesio Family Vineyards (“Seghesio”), the owner and operator of premium estate vineyards and a winery located in Healdsburg, California.  The cash purchase price was $86,156,000, which was primarily allocated as follows: $48,503,000 to property, equipment and leasehold improvements, net, $22,250,000 to amortizable intangible assets (principally brand, which will be amortized over 17 years), $1,053,000 to goodwill and $13,100,000 to prepaids and other current assets (principally inventory).  Unaudited pro forma income statement data is not included as the amounts were not significant.

In addition to the goodwill resulting from the Seghesio acquisition, goodwill in the above table includes $8,151,000 related to Conwed Plastics for both periods.

7.	Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income, net of taxes at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Net unrealized gains on investments	$1,375,056	$1,749,757
Net unrealized foreign exchange losses	(1,752)	(3,838)
Net minimum pension liability	(59,861)	(60,177)
Net postretirement benefit	1,300	1,621
	$1,314,743	$1,687,363

8.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and six month periods ended June 30, 2011 and 2010 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Interest cost	$2,800	$3,121	$5,631	$6,242
Expected return on plan assets	(1,397)	(2,158)	(2,808)	(4,316)
Actuarial loss	241	507	491	1,014
Amortization of prior service cost	–	1	–	2
Net pension expense	$1,644	$1,471	$3,314	$2,942

The Company contributed $3,890,000 to its defined benefit pension plan during the six month period ended June 30, 2011.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not significant in each of the three and six month periods ended June 30, 2011 and 2010.

9.	Share-Based Compensation

Salaries and incentive compensation expense included $13,436,000 and $697,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $14,460,000 and $2,711,000 for the six month periods ended June 30, 2011 and 2010, respectively, for share-based compensation expense principally relating to the Company’s senior executive warrant plan and grants previously made under the Company’s fixed stock option plan.

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

On March 7, 2011, the Compensation Committee of the Company’s Board of Directors granted warrants to purchase 2,000,000 common shares to each of the Company’s Chairman and President at an exercise price of $33.84 per share (105% of the closing price per share of a common share on the grant date).  In May 2011, the required shareholder approval was received and the warrants were issued.  The warrants expire in 2016 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year.  Compensation cost was determined as of the approval date and will be recognized in the financial statements over the vesting period of the warrants.  For the three and six month 2011 periods, the Company recorded share-based compensation expense of $12,303,000 related to this grant of warrants.

During the three and six month 2011 periods, 12,000 options were granted to non-employee directors at an exercise price of $35.78 per share, the market price on the grant date.

10.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at June 30, 2011 was $9,500,000 (including $3,200,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $500,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2006.  The Company’s New York State and New York City income tax returns for the 2006 to 2008 period are currently being audited.

For the six months ended June 30, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes also include $5,039,000 and $7,741,000 for the three and six month periods ended June 30, 2011, respectively, for foreign taxes principally related to interest on the FMG Note, and for the six month period a dividend paid by Fortescue.  These charges are the principal reason why the Company’s effective tax rate is greater than the federal statutory rate in the 2011 periods.

11.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2011 and 2010 are as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	$186,309	$(235,144)	$196,816	$(43,665)
Interest on 3¾% Convertible Notes	654	–	1,308	–
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$186,963	$(235,144)	$198,124	$(43,665)

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	244,521	243,312	244,290	243,302
Stock options	225	–	195	–
Warrants	–	–	206	–
3¾% Convertible Notes	4,280	–	4,280	–
Denominator for diluted earnings (loss) per share	249,026	243,312	248,971	243,302

Options to purchase 878,000 and 875,000 weighted average common shares were outstanding during the three and six month periods ended June 30, 2011, respectively, and 1,775,500 and 1,750,000 weighted average common shares were outstanding during the three and six month periods ended June 30, 2010, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 2,000,000 and 1,000,000 for the three and six month periods ended June 30, 2011, respectively, related to outstanding warrants to purchase common shares at $33.84 per share, as the effect was antidilutive.  Warrants to purchase 4,000,000 weighted average common shares at $28.515 per share were outstanding during the three and six month periods ended June 30, 2010 but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For the three and six month periods ended June 30, 2010, 4,248,800 shares related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.

Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

12.	Indebtedness

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During the first half of 2011, the Company repurchased $21,359,000 principal amount of its 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of its 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, and recognized aggregate pre-tax losses of $3,455,000 and $6,352,000 for the three and six month 2011 periods, respectively, which are reflected in selling, general and other expenses.

As more fully discussed in the 2010 10-K, in January 2011, a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000, and for net working capital amounts.  As a result, the Company recognized a gain on forgiveness of debt (including accrued interest) in other income of $81,848,000 in the six month period ended June 30, 2011.  During 2009 and the fourth quarter of 2010, the Company had recognized impairment charges related to this project aggregating $114,900,000.

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At June 30, 2011, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.2%, mature at various dates through August 2011 and are collateralized by non-current investments.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted average life of approximately 5.8 years and a duration of 1.38 at June 30, 2011.

13.	Fair Value

Aggregate information concerning assets and liabilities at June 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis is presented below (in thousands):

	June 30, 2011
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$603,537	$603,537	$–
All other corporates	10,039	9,791	248
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	7,334	–	7,334
U.S. Government-Sponsored Enterprises	1,075,918	–	1,075,918
All other corporates	234,610	144,802	89,808
Equity securities:
Common stocks:
Banks, trusts and insurance companies	55,305	55,305	–
Industrial, miscellaneous and all other	1,973,361	1,973,361	–
Investments in associated companies	1,111,923	1,111,923	–
Total	$5,072,027	$3,898,719	$1,173,308

Other current liabilities	$(1,550)	$(1,550)	$–

	December 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$247,017	$247,017	$–
All other corporates	6,572	6,324	248
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	7,716	–	7,716
U.S. Government-Sponsored Enterprises	823,383	–	823,383
All other corporates	192,533	150,193	42,340
Equity securities:
Common stocks:
Banks, trusts and insurance companies	49,276	49,276	–
Industrial, miscellaneous and all other	2,593,331	2,593,331	–
Investments in associated companies	1,314,227	1,314,227	–
Total	$5,234,055	$4,360,368	$873,687

Other current liabilities	$(2,413)	$(1,878)	$(535)

At June 30, 2011 and December 31, 2010, the Company did not have significant fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.

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

At June 30, 2011, the Company did not have significant assets and liabilities that were measured at fair value on a nonrecurring basis.  Aggregate information concerning assets and liabilities at December 31, 2010 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

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

Included in net securities gains in the consolidated statement of operations for the three and six month periods ended June 30, 2011 are impairment charges of $1,440,000 and $1,505,000, respectively, primarily for a publicly traded security.  Included in net securities gains in the consolidated statement of operations for the three and six month periods ended June 30, 2010 are impairment charges of $539,000 and $1,520,000, respectively, all of which were for non-agency mortgage-backed bond securitizations.

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

(e)
Swap agreements:  The fair value of the interest rate swap agreement at December 31, 2010 was based on rates then available for similar agreements.  At June 30, 2011, the Company did not have any swap agreements.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$620,868	$620,868	$264,572	$264,572
Non-current	3,517,048	3,517,048	3,832,659	3,832,659
Cash and cash equivalents	539,092	539,092	441,340	441,340
Notes receivable:
Current	1,685	1,685	740	740
Non-current	13,531	13,531	2,633	2,633

Financial Liabilities:
Indebtedness:
Current	660,579	660,579	543,780	461,350
Non-current	1,471,239	1,625,507	1,548,469	1,677,656
Securities sold not owned	1,550	1,550	1,878	1,878

Swap agreements:
Interest rate swaps	–	–	(535)	(535)

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

A summary of the results of discontinued operations for ResortQuest, STi Prepaid and the power production business is as follows for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010
Revenues and other income:
Telecommunications	$–	$92,860	$–	$181,985
Property management and service fees	–	28,826	–	50,393
Investment and other income	2	1,591	757	6,046
	2	123,277	757	238,424
Expenses:
Cost of sales - telecommunications	–	80,876	–	158,617
Direct operating expenses - property
management and services	–	21,647	–	40,871
Salaries and incentive compensation	66	3,833	474	7,635
Depreciation and amortization	–	2,367	–	4,682
Selling, general and other expenses	630	14,048	3,562	30,940
	696	122,771	4,036	242,745
Income (loss) from discontinued
operations before income taxes	(694)	506	(3,279)	(4,321)
Income tax benefit	271	–	1,134	–
Income (loss) from discontinued
operations after income taxes	$(423)	$506	$(2,145)	$(4,321)

During the second quarters of 2011 and 2010, the Company received and recognized as income from discontinued operations distributions totaling $2,748,000 and $9,508,000, respectively, from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 10-K.

Liquidity and Capital Resources

The Company’s investment portfolio, equity and results of operations can be significantly impacted by the changes in market values of certain securities, particularly during times of increased volatility in security prices.  Changes in the market values of publicly traded available for sale securities are reflected in other comprehensive income and equity.  However, changes in the market prices of investments for which the Company has elected the fair value option, declines in the fair values of equity securities that the Company deems to be other than temporary and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations and equity.

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income are Fortescue and Inmet.  During the six month period ended June 30, 2011, the market value of the Company’s investment in the common shares of Fortescue decreased from $1,659,617,000 at December 31, 2010 to $1,059,303,000 at June 30, 2011 (which decrease reflects shares sold in 2011 that had a market value of $618,376,000 at December 31, 2010), and the market value of the Company’s investment in Inmet decreased from $862,481,000 at December 31, 2010 to $795,457,000 at June 30, 2011.  The market value of the Company’s investment in Jefferies, for which the fair value option was elected, decreased during the six month period ended June 30, 2011; accordingly, the Company recognized an unrealized loss of $327,304,000 as a component of losses related to associated companies.

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of June 30, 2011, the sum of these amounts aggregated $4,677,008,000.  However, since $960,592,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Company’s liquidity needs.  The $3,716,416,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue common shares of $1,059,303,000 and the Inmet common shares of $795,457,000).  The Company’s available liquidity, and the investment income realized from the Company’s cash, cash equivalents and marketable securities is used to meet the Company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

At June 30, 2011, the Company owns 11,042,413 common shares of Inmet, representing approximately 16% of Inmet’s outstanding shares.  The previously announced merger agreement between Inmet and Lundin was terminated in March 2011; accordingly, the voting and support agreement the Company entered into with Lundin, which restricted the Company’s ability to sell its Inmet shares, was also terminated.  The Toronto Stock Exchange selling restrictions pertaining to the Inmet shares acquired in 2010 expired in April 2011.

In January 2011, a subsidiary of the Company paid $19,275,000 in connection with the foreclosure sale of the Myrtle Beach project (including net working capital amounts), which fully satisfied the project’s non-recourse indebtedness, which had a balance of $100,524,000.

In January 2011, the Company received $72,900,000 from FMG (net of $8,100,000 in withholding taxes) in payment of interest due on the FMG Note for the second half of 2010.  In August 2011, the Company received $98,818,000 (net of $10,980,000 in withholding taxes) from FMG in payment of the accrued interest due on the FMG Note through June 30, 2011.  Future interest payments under the FMG Note will be dependent upon the physical volume of iron ore sold and the selling price, which can fluctuate widely, as well as the outcome of the litigation as described below.  As a result, it is not possible to predict whether interest earned in the most recent quarter will continue at the same level in future quarters.

In August 2010, the Company was advised that Fortescue is asserting that FMG is entitled to issue additional notes identical to the FMG Note in an unlimited amount.  Fortescue further claims that any interest to be paid on additional notes can dilute, on a pro rata basis, the Company’s entitlement to the stated interest of 4% of net revenue.  The Company does not believe that FMG has the right to issue additional notes which affect the Company’s interest or that the interpretation by Fortescue of the terms of the FMG Note, as currently claimed by Fortescue, reflects the agreement between the parties.  In September 2010, the Company filed a Writ of Summons against Fortescue, FMG and Fortescue’s then Chief Executive Officer in the Supreme Court of Western Australia.  The Writ of Summons seeks, among other things, an injunction restraining the issuance of any additional notes identical to the FMG Note and damages.  If the litigation is ultimately determined adversely to the Company and additional notes are issued, the Company’s future cash flows from the FMG Note and future results of operations would be materially and adversely affected to the extent of the dilution resulting from the issuance of such additional notes.

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

In June 2011, a subsidiary of the Company purchased the assets of Seghesio Family Vineyards, the owner and operator of premium estate vineyards and a winery located in Healdsburg, California.  The cash purchase price was $86,156,000, which was primarily allocated as follows: $48,503,000 to property, equipment and leasehold improvements, net, $22,250,000 to amortizable intangible assets, $1,053,000 to goodwill and $13,100,000 to prepaids and other current assets (principally inventory).

In June 2011, Berkadia fully repaid the amount outstanding under its secured credit facility including $250,000,000 that was loaned by the Company.

In June 2011, the Company sold 92,400,000 common shares of Fortescue for net cash proceeds of $609,220,000, which resulted in the recognition of a net securities gain of $527,351,000.

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During the first six months of 2011, the Company repurchased $21,359,000 principal amount of its 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of its 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.

Consolidated Statements of Cash Flows

Net cash of $1,924,000 was provided by operating activities in the six month 2011 period as compared to $57,642,000 of cash used in the six month 2010 period.  The change in operating cash flows reflects interest payments received from FMG ($72,900,000, net of withholding taxes), greater income tax payments and lower interest payments.  STi Prepaid and ResortQuest generated funds from operating activities of $1,706,000 and $7,049,000, respectively, prior to being sold during 2010.  Keen generated funds of $12,135,000 during the 2011 period and used funds of $336,000 during the 2010 period; Premier generated funds of $12,279,000 and $8,814,000 during the 2011 and 2010 periods, respectively; and the Company’s manufacturing segments generated funds of $3,471,000 during the 2011 period and $11,100,000 during the 2010 period.  Funds used by Sangart, a development stage company, increased to $17,084,000 during the 2011 period from $10,761,000 during the 2010 period.  For the period ended June 30, 2011, distributions from associated companies principally include earnings distributed by Berkadia ($20,153,000) and Jefferies ($7,789,000).  For the period ended June 30, 2010, distributions from associated companies principally include earnings distributed by Berkadia ($6,000,000), Jefferies ($7,287,000) and Garcadia ($2,482,000).  Net gains related to real estate, property and equipment, and other assets in 2011 includes a gain of $81,848,000 on forgiveness of debt related to the Myrtle Beach project.

Net cash of $22,484,000 was used for investing activities in the six month 2011 period as compared to $118,074,000 of cash provided by investing activities in the six month 2010 period.  For the period ended June 30, 2011, proceeds from disposals of real estate, property and equipment, and other assets include $12,040,000 from the sale of certain of Keen’s rigs.  Acquisitions, net of cash acquired, primarily relates to the Company’s acquisition of Seghesio Family Vineyards.  Investments in associated companies include Jefferies ($125,000,000) in the 2011 period and CLC ($2,687,000) and ACF ($7,236,000) in the 2010 period.  Capital distributions and loan repayment from associated companies include Berkadia ($250,154,000), JHYH ($8,710,000) and Garcadia ($4,984,000) in 2011. Capital distributions and loan repayment from associated companies include Berkadia ($2,126,000), JHYH ($17,077,000), Wintergreen Partners Fund, L.P. ($4,397,000) and Garcadia ($4,093,000) in 2010.

Net cash of $118,312,000 and $33,677,000 was provided by financing activities in the six month periods ended June 30, 2011 and 2010, respectively.  Issuance of debt for 2011 and 2010 primarily reflects the increase in repurchase agreements of $258,418,000 and $38,355,000, respectively.  Reduction of debt for 2011 includes $19,275,000 in full satisfaction of the Myrtle Beach project’s non-recourse indebtedness, $32,881,000 on the maturity of debt of a subsidiary that was collateralized by certain of the Company’s corporate aircraft, $8,500,000 for the repayment of Keen’s line of credit and $82,531,000 for the buyback of $21,359,000 principal amount of the Company’s 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on the Company's financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won’t be known until a later date.  Actual results could differ from these estimates.

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

During 2010, the Company realized significant gains from the sale of certain investments, recorded significant unrealized gains in the fair values of other investments and began to experience modest improvement in the operating results in some business segments.  Additionally, the Company’s cumulative taxable income for recent years became a positive amount, reflecting the realized gains on the sales of certain investments during the fourth quarter of 2010.  With this recent positive evidence the Company gave greater weight to its revised projections of future taxable income, which consider significant unrealized gains in its investment portfolio, and to its long-term historical ability to generate significant amounts of taxable income when assessing the amount of its required valuation allowance.  As a result, the Company was able to conclude that it is more likely than not that it will have future taxable income sufficient to realize a significant portion of the Company’s net deferred tax asset; accordingly, $1,157,111,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense on December 31, 2010.  In addition to its projections of future taxable income, the Company is relying upon the sale of investments that have unrealized gains before the NOLs expire and the corresponding reversal of related deferred tax liabilities to realize a portion of its net deferred tax asset.

The Company’s estimate of future taxable income considered all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available net operating loss carryforwards (“NOLs”) (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, the Company will need to generate approximately $4,000,000,000 of future U.S. pre-tax income to fully realize its net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

For equity method investments in operating businesses, the Company considers a variety of factors including economic conditions nationally and in their geographic areas of operation, adverse changes in the industry in which they operate, declines in business prospects, deterioration in earnings, increasing costs of operations and other relevant factors specific to the investee.  Whenever the Company believes conditions or events indicate that one of these investments might be significantly impaired, the Company will obtain from such investee updated cash flow projections and impairment analyses of the investee assets.  The Company will use this information and, together with discussions with the investee’s management, evaluate if the book value of its investment exceeds its fair value, and if so and the situation is deemed other than temporary, record an impairment charge.

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

The Company recorded $1,440,000 and $1,505,000 of impairment charges for securities, primarily consisting of a publicly traded security, in the consolidated statement of operations for the three and six months ended June 30, 2011, respectively.  The Company recorded $539,000 and $1,520,000 of impairment charges for securities, consisting of non-agency mortgage-backed bond securitizations, in the consolidated statement of operations for the three and six months ended June 30, 2010, respectively.

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have a 13 year unsecured zero-coupon note of FMG, which had a balance of $38,433,000 at June 30, 2011 that meets the accounting definition of a finance receivable.  In addition, from time to time, the Company provides loans under the secured credit facility to its joint venture, Berkadia; no amounts were outstanding at June 30, 2011.  The Company exercises judgment in evaluating the credit risk and collectability of these financing receivables.  These assessments were made prior to the inception of the credit exposure and continue to be made at regular intervals.  The various factors that the Company considers in making its assessment are specific to each financing receivable.  These factors include the current and projected financial condition of those companies and their industries, the type and amount of collateral, if any, the Company’s collection experience and the length of time until these financing receivables become due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of June 30, 2011.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments are recorded.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At June 30, 2011, the book value of goodwill was $9,204,000.

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

Over 95% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $1,083,252,000 at June 30, 2011.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair values of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $89,808,000 at June 30, 2011.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  As of June 30, 2011, the Company’s accrual for contingent losses was not significant.

Results of Operations

The 2011 Periods Compared to the 2010 Periods

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

A summary of results of operations for the Company for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations
before income taxes and losses
related to associated companies:
Manufacturing:
Idaho Timber	$(2,011)	$1,455	$(1,995)	$1,841
Conwed Plastics	1,740	2,965	5,030	5,733
Oil and Gas Drilling Services	532	504	4,103	(10,773)
Gaming Entertainment	2,697	1,796	8,493	3,166
Domestic Real Estate	(44)	(1,589)	81,273	(3,644)
Medical Product Development	(9,449)	(7,847)	(13,443)	(13,160)
Other Operations	(7,422)	5,065	(13,993)	(1,608)
Corporate	533,149	77,946	529,254	146,580
Total consolidated income from
continuing operations before income taxes
and losses related to associated companies	519,192	80,295	598,722	128,135

Losses related to associated companies
before income taxes	(225,940)	(332,531)	(270,112)	(175,425)
Total consolidated income (loss) from
continuing operations before income taxes	293,252	(252,236)	328,610	(47,290)

Income taxes:
Income from continuing operations before
losses related to associated companies	190,108	4,665	229,161	7,367
Associated companies	(80,144)	(10,609)	(96,268)	(4,697)
Total income taxes	109,964	(5,944)	132,893	2,670

Income (loss) from continuing operations	$183,288	$(246,292)	$195,717	$(49,960)

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and other income	$41,773	$53,534	$82,013	$96,832

Expenses:
Cost of sales	40,800	48,986	78,036	88,604
Salaries and incentive compensation	1,279	1,457	2,577	3,009
Depreciation and amortization	1,033	1,035	2,067	2,071
Selling, general and other expenses	672	601	1,328	1,307
	43,784	52,079	84,008	94,991

Income (loss) before income taxes	$(2,011)	$1,455	$(1,995)	$1,841

Revenues for the three and six month 2011 periods decreased as compared to the same periods in 2010.  Shipment volume and average selling prices decreased approximately 15% and 9%, respectively, for the three month 2011 period and 13% and 3%, respectively, for the six month 2011 period as compared to the comparable 2010 periods.  Idaho Timber believes that the abundance of existing homes available for sale in the market and high unemployment will continue to negatively impact housing starts and Idaho Timber’s revenues during 2011.  Until housing starts substantially increase, annual dimension lumber shipping volume may remain flat or could further decline.

For the 2011 periods, raw material costs, the largest component of cost of sales (approximately 81% of cost of sales), reflect the lower shipment volume, and for the three month 2011 period lower costs,  as compared to the same periods in 2010.  Raw material cost per thousand board feet decreased approximately 4% and was largely unchanged for the three and six month periods, respectively.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.  Idaho Timber’s spread decreased approximately 34% and 19%, respectively, for the three and six month 2011 periods as compared to the same periods in 2010.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and other income	$22,870	$23,630	$46,439	$45,231

Expenses:
Cost of sales	17,152	17,130	34,169	32,347
Salaries and incentive compensation	1,739	1,674	3,386	3,358
Depreciation and amortization	82	89	164	175
Selling, general and other expenses	2,157	1,772	3,690	3,618
	21,130	20,665	41,409	39,498

Income before income taxes	$1,740	$2,965	$5,030	$5,733

Conwed Plastic’s revenues decreased in the second quarter of 2011 as compared to the same period in 2010, primarily reflecting declines in largely all markets related to the housing industry and the filtration market, while revenues from certain consumer products increased in the 2011 period.  The decline in Conwed Plastic’s revenues in the second quarter is due to some of its products no longer being used in certain of its customers’ products, caused in part by economic concerns, certain customers having replenished their inventory during the first quarter from low levels at the beginning of the year, competitive pressures and current economic conditions, particularly with respect to the housing related markets.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  Global demand for raw materials has also resulted in higher prices for polypropylene.  Prices for polypropylene resin increased substantially in the 2011 periods as compared to the same periods in 2010, which adversely affected gross margin.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  Conwed Plastics believes that the increased competition for raw materials by foreign nations will continue to adversely impact raw material costs.

Selling, general and other expenses for the 2011 periods includes severance costs and professional fees related to employment matters aggregating $634,000.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and other income	$32,119	$29,259	$64,203	$50,049

Expenses:
Direct operating expenses	23,364	19,514	44,635	42,285
Interest	27	320	89	671
Salaries and incentive compensation	1,416	657	2,209	1,303
Depreciation and amortization	5,290	6,376	10,583	12,760
Selling, general and other expenses	1,490	1,888	2,584	3,803
	31,587	28,755	60,100	60,822

Income (loss) before income taxes	$532	$504	$4,103	$(10,773)

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and oil, levels of natural gas and oil in storage and the supply of drilling rigs available in the marketplace.  The exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase, which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity, drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  Keen’s rig utilization and dayrates increased substantially during the three and six month 2011 periods as compared to the same periods of 2010, as the negative impact of low natural gas prices was partially offset by a greater proportion of Keen’s customers using its rigs to drill for oil rather than natural gas.  In January 2011, Keen sold its 12 older mechanical rigs and recognized a gain of $937,000.  During the three and six month 2010 periods, these 12 rigs generated revenues of $5,159,000 and $9,893,000, respectively; only three of these rigs were operating under contract at the end of 2010 and generated revenues of $638,000 during the first quarter of 2011.

Direct operating expenses reflected $1,049,000 and $1,656,000, respectively, for the three and six month 2011 periods and $3,824,000 for the six month 2010 period, of costs incurred for major maintenance and repair projects and to make certain of its rigs operational following periods when they were not in use.  Direct operating expenses also reflected $1,559,000 and $2,292,000 of greater salaries and bonuses for the three and six month 2011 periods as compared to the same periods in 2010, primarily due to wage increases.  Salaries and incentive compensation expense increased in the three and six month 2011 periods as compared to the same periods in 2010 primarily due to greater accrued incentive bonus expense.  Depreciation and amortization expense for the three and six month 2011 periods declined as compared to the same periods in 2010 principally due to the sale of certain rigs discussed above.

Gaming Entertainment

A summary of results of operations for Premier for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and other income	$30,520	$28,087	$61,302	$55,166

Expenses:
Direct operating expenses	22,353	20,730	43,822	40,628
Interest	10	93	33	202
Salaries and incentive compensation	605	480	1,239	975
Depreciation and amortization	4,140	4,230	8,384	8,421
Selling, general and other expenses	715	758	(669)	1,774
	27,823	26,291	52,809	52,000

Income before income taxes	$2,697	$1,796	$8,493	$3,166

Premier’s gaming revenues for the three and six month 2011 periods increased approximately 10% and 12%, respectively, as compared to the same periods in 2010, while the local gaming market was largely unchanged.  Premier believes that its customer loyalty programs and enhancements, which it implemented beginning in the third quarter of 2010, are the primary reason for the growth in its gaming revenues and market share.

The increase in direct operating expenses in the 2011 periods as compared to the 2010 periods primarily reflects greater marketing and promotional costs, food and beverage costs and gaming taxes.

As more fully described in the 2010 10-K, during 2010 Premier recorded in selling, general and other expenses a loss for the award of $11,200,000, including interest, to the former holders of Premier’s bond debt as a result of a decision by the Bankruptcy Court for the Southern District of Mississippi.  Premier filed a notice of appeal of the Bankruptcy Court’s decision and no amounts were paid while the appeal was pending.  On April 8, 2011, Premier entered into an agreement to settle the litigation with its former noteholders for $9,000,000.  As a result, Premier reduced the liability for the award and credited selling, general and other expenses for $2,241,000 in the six month 2011 period.  All litigation with respect to Premier’s chapter 11 restructuring has been settled.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and other income	$3,368	$4,172	$88,751	$8,187

Expenses:
Interest	–	508	34	1,017
Depreciation and amortization	845	1,623	1,748	3,231
Other operating expenses	2,567	3,630	5,696	7,583
	3,412	5,761	7,478	11,831

Income (loss) before income taxes	$(44)	$(1,589)	$81,273	$(3,644)

Revenues and other income for the six month 2011 period includes a gain on forgiveness of debt of $81,848,000 related to the Myrtle Beach project. As more fully discussed in the 2010 10-K, in January 2011 a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000 at December 31, 2010.  During 2009 and the fourth quarter of 2010, the Company had recognized impairment charges related to this project aggregating $114,900,000.

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

Medical Product Development

A summary of results of operations for Sangart for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and other income	$82	$3	$173	$5

Expenses:
Salaries and incentive compensation	3,234	2,236	6,246	4,176
Depreciation and amortization	212	217	421	432
Selling, general and other expenses	6,085	5,397	6,949	8,557
	9,531	7,850	13,616	13,165

Loss before income taxes	$(9,449)	$(7,847)	$(13,443)	$(13,160)

Sangart’s results for the six month period ended June 30, 2011 reflect a reduction in selling, general and other expenses of $4,459,000 related to share-based awards previously granted to a former officer.  The fair value of these share-based awards declined during the six month 2011 period; accordingly, Sangart reduced the liability and credited selling, general and other expenses.  Selling, general and other expenses for the three and six month periods also reflect $1,309,000 and $2,263,000, respectively, of greater research and development costs, as well as increased insurance, travel and other costs primarily related to preparation for and commencement of  a larger Phase II clinical study of MP4OX in trauma patients.  Salaries and incentive compensation expense increased in the three and six month periods of 2011 principally due to higher headcount.

Sangart is a development stage company that does not have any revenues from product sales.  During 2010, Sangart completed a Phase II proof of concept clinical trial of MP4OX in trauma patients.  The study results were considered to be successful and would support the conduct of a larger Phase II clinical study in trauma patients, which began in the second quarter of 2011.  If this larger Phase II study were to be successful, Sangart would have to conduct Phase III clinical studies in trauma patients.  The Phase II and Phase III studies would take several years to complete at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.  Also as more fully discussed in the 2010 10-K, Sangart is exploring the application of the MP4 technology in additional therapeutic areas.  The Company is unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and other income	$14,639	$24,116	$30,746	$37,374

Expenses:
Interest	1	4	1	9
Salaries and incentive compensation	1,939	2,140	4,080	4,173
Depreciation and amortization	1,343	901	2,489	1,793
Selling, general and other expenses	18,778	16,006	38,169	33,007
	22,061	19,051	44,739	38,982

Income (loss) before income taxes	$(7,422)	$5,065	$(13,993)	$(1,608)

Revenues and other income includes $889,000 and $2,879,000 for the three and six month 2011 periods, respectively, and $9,151,000 for the three and six month 2010 periods, with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  The change in revenues and other income for the three and six month 2011 periods also reflects $2,160,000 and $3,832,000, respectively, of increased revenues at the winery operations, $1,778,000 and $2,275,000, respectively, of less income from a property rental business and $784,000 and $960,000, respectively, of less income from purchased delinquent credit card receivables.  Selling, general and other expenses include $8,846,000 and $5,628,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $18,531,000 and $13,484,000 for the six month periods ended June 30, 2011 and 2010, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  The change in selling, general and other expenses for the three and six month 2011 periods as compared to the same periods in 2010 also reflects $2,151,000 and $3,538,000, respectively, of greater costs at the winery operations and lower costs at the property rental business.  Selling, general and other expenses for the three and six month 2010 periods also reflect charges of $1,066,000 and $1,338,000, respectively, at the winery operations to reduce the carrying amount of wine inventory.

Corporate

A summary of results of operations for corporate for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Revenues and other income (including net
securities gains)	$608,070	$126,399	$663,848	$255,651

Expenses:
Interest	27,799	30,565	56,657	61,082
Salaries and incentive compensation	22,554	(662)	28,967	11,195
Depreciation and amortization	5,633	5,370	10,484	10,446
Selling, general and other expenses	18,935	13,180	38,486	26,348
	74,921	48,453	134,594	109,071

Income before income taxes	$533,149	$77,946	$529,254	$146,580

Net securities gains for Corporate aggregated $529,641,000 and $71,413,000 for the three months ended June 30, 2011 and 2010, respectively, and $531,944,000 and $170,480,000 for the six months ended June 30, 2011 and 2010, respectively.  Net securities gains include gains of $527,351,000 for the 2011 periods and $94,918,000 for the six month 2010 period resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue, and for the three and six month 2010 periods a gain of $66,200,000 from the sale of the Company’s investment in LPH.  Net securities gains are net of impairment charges of $1,440,000 and $539,000 for the three month 2011 and 2010 periods, respectively, and $1,505,000 and $1,520,000 for the six month 2011 and 2010 periods, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income increased $4,820,000 and $14,600,000 in the three and six month periods ended June 30, 2011 as compared to the same periods in 2010, principally due to greater investment income due to a larger amount of fixed income securities, and for the six month period due to a cash dividend of $7,695,000 paid on Fortescue’s common shares.  Other income, which increased $18,623,000 and $32,133,000, respectively, in the three and six month periods ended June 30, 2011 as compared to the same periods in 2010, includes $67,103,000 and $46,590,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $104,516,000 and $68,258,000 for the six month periods ended June 30, 2011 and 2010, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year.  Depreciation and amortization expenses include prepaid mining interest amortization of $3,034,000 and $2,614,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $5,150,000 and $4,938,000 for the six month periods ended June 30, 2011 and 2010, respectively, which is being amortized over time in proportion to the amount of ore produced.  Other income for the 2010 periods also includes a gain for a legal settlement of $1,942,000.

The decrease in interest expense for the three and six month 2011 periods as compared to the same periods in 2010 primarily reflects decreased interest expense related to the repurchase of certain of the Company’s debt securities during 2010 and the first half of 2011.

Salaries and incentive compensation expense increased in the three and six month 2011 periods as compared to the same periods in 2010 principally due to greater accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan and greater share-based compensation expense.  Bonus accruals under this bonus plan, which are based on a percentage of pre-tax profits as defined in the plan, increased by $10,141,000 and $5,571,000, respectively, for the three and six month 2011 periods as compared to the same periods in 2010.  The Company recorded share-based compensation expense of $13,301,000 and $646,000, respectively, for the three month periods ended June 30, 2011 and 2010, and $14,296,000 and $2,608,000, respectively, for the six month periods ended June 30, 2011 and 2010, relating to grants made under the Company’s fixed stock option plan, and the Company’s senior executive warrant plan.  Share-based compensation expense increased in the three and six month 2011 periods as compared to the same periods in 2010 due to the warrants granted under the Company’s senior executive warrant plan in the second quarter of 2011.

Selling, general and other expenses for the three and six month 2011 periods includes $3,455,000 and $6,352,000, respectively, of expenses related to the repurchase of certain of the Company’s debt securities.  The increase in selling, general and other expenses for the three and six month 2011 periods as compared to the same periods in 2010 also reflects greater legal and other professional fees of $1,094,000 and $3,362,000, respectively, higher corporate aircraft expense of $833,000 and $1,673,000, respectively, and increased insurance expense of $737,000 and $891,000, respectively.  Selling, general and other expenses for the three and six month 2010 periods includes $1,348,000 and $2,243,000, respectively, of costs for the investigation of investment opportunities.

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

For the six months ended June 30, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes for the three and six month periods ended June 30, 2011 also include $5,039,000 and $7,741,000, respectively, for foreign taxes principally related to interest on the FMG Note, and for the six month period a dividend paid by Fortescue.  These charges are the principal reason why the Company’s effective tax rate is greater than the federal statutory rate in 2011.

Since the Company had carried a full valuation allowance against its net federal deferred tax asset during interim periods in 2010, no regular federal income tax expense or benefit for interim periods was recorded.  However, the Company had been recording provisions or benefits for deferred federal minimum taxes payable, due to material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  As more fully described in the 2010 10-K, if these gains were realized, the Company would have been able to use its NOLs to fully offset the federal income taxes that would have been due, but would have had to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would have been fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the six month period ended June 30, 2010, the Company recorded benefits for deferred federal minimum taxes payable of $6,752,000 and $3,161,000 in accumulated other comprehensive income and losses related to associated companies, respectively.  In the third quarter of 2010, the Company was able to make an election that permitted it to use a portion of its NOLs to fully offset federal minimum taxable income, and as a result the liabilities for deferred federal minimum taxes were reversed.

Associated Companies

Income (losses) related to associated companies for the three and six month periods ended June 30, 2011 and 2010 includes the following (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

Jefferies	$(239,813)	$(122,192)	$(319,515)	$(121,463)
ACF	–	(187,809)	–	(29,323)
JHYH	(1,003)	469	13,925	2,516
Berkadia	7,037	5,762	21,696	10,293
CLC	–	(21,609)	–	(36,868)
Garcadia	4,703	4,013	8,998	7,334
HomeFed	(404)	(455)	(422)	(892)
Pershing Square	–	(3,122)	–	923
Brooklyn Renaissance Plaza	2,071	(241)	2,714	214
Other	1,469	(7,347)	2,492	(8,159)
Losses related to associated companies
before income taxes	(225,940)	(332,531)	(270,112)	(175,425)
Income tax benefit	80,144	10,609	96,268	4,697
Losses related to associated companies,
net of taxes	$(145,796)	$(321,922)	$(173,844)	$(170,728)

As discussed above, the Company accounts for its investments in ACF and Jefferies at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.  The Company’s investment in ACF was sold in October 2010.

The Company’s investment in CLC was sold in 2010.

During 2010, the Company fully redeemed its interest in Pershing Square by transferring its equity into a larger, more diversified investment partnership fund managed by the same manager.  The Company’s percentage ownership interest in this larger investment partnership is much smaller and does not qualify for the equity method of accounting.

Discontinued Operations

Property Management and Services

As discussed above, in September 2010, the Company sold ResortQuest and classified its historical operating results as a discontinued operation.  Pre-tax income of ResortQuest was $4,006,000 and $2,449,000 for the three and six months ended June 30, 2010, respectively.

Telecommunications

As discussed above, in October 2010, the Company sold STi Prepaid and classified its historical operating results as a discontinued operation.  Pre-tax losses of STi Prepaid were $1,391,000 and $3,351,000 for the three and six months ended June 30, 2010, respectively.

Other Operations

As discussed above, in September 2010, the Company classified its power production business that burns waste biomass to produce electricity as held for sale and classified its historical operating results as a discontinued operation.  Pre-tax losses of this business were $694,000 and $2,109,000 for the three month 2011 and 2010 periods, respectively, and $3,279,000 and $3,419,000 for the six month 2011 and 2010 periods, respectively.

During the second quarters of 2011 and 2010, the Company received and recognized as income from discontinued operations distributions totaling $2,748,000 and $9,508,000, respectively, from its subsidiary, Empire, which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

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

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.      Issuer Purchases of Equity Securities.

The Company’s purchases of its common shares during the second quarter of 2011 were as follows:

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet be Purchased
	of Shares	Price Paid	Plans or	under the Plans
	Purchased (1)	Per Share	Programs	or Programs

May 1 to May 31	4,202	$36.84	–	$–

Total	4,202		–

(1)	Consists of common shares received from a director to exercise stock options. Shares were valued at the market price at the date of the option exercise.

Item 6.	Exhibits.

10.1	Credit Agreement dated as of December 10, 2009 among Berkadia Commercial Mortgage LLC and BH Finance LLC.

10.2	Leucadia National Corporation 2011 Senior Executive Warrant Plan (filed as Annex A to the Company’s Proxy Statement dated April 13, 2011).*

10.3	Form of Common Share Purchase Warrant.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: August 3, 2011	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

10.1	Credit Agreement dated as of December 10, 2009 among Berkadia Commercial Mortgage LLC and BH Finance LLC.

10.2	Leucadia National Corporation 2011 Senior Executive Warrant Plan (filed as Annex A to the Company’s Proxy Statement dated April 13, 2011).*

10.3	Form of Common Share Purchase Warrant.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.

* Incorporated by reference.