Form 10-Q
period 2011-09-30
LEUCADIA NATIONAL CORP
filed 2011-11-08
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
YES           ____                              NO               X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at October 27, 2011: 244,582,588.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$306,270	$441,340
Investments	810,972	264,572
Trade, notes and other receivables, net	171,451	150,328
Prepaids and other current assets	130,720	129,350
Total current assets	1,419,413	985,590
Non-current investments ($485,647 and $413,858 collateralizing repurchase
agreements)	2,258,897	3,832,659
Intangible assets, net and goodwill	60,037	42,636
Deferred tax asset, net	1,686,058	1,175,558
Other assets	428,254	452,321
Property, equipment and leasehold improvements, net	595,112	587,371
Investments in associated companies ($1,103,458 and $1,314,227 measured
using fair value option)	1,767,283	2,274,163

Total	$8,215,054	$9,350,298

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$142,307	$176,592
Other current liabilities	15,842	27,468
Securities sold under agreements to repurchase	500,047	401,121
Debt due within one year	1,103	142,659
Total current liabilities	659,299	747,840
Other non-current liabilities	56,058	90,608
Long-term debt	1,471,294	1,548,469
Total liabilities	2,186,651	2,386,917

Commitments and contingencies

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 244,582,588 and 243,808,147 shares issued and outstanding,
after deducting 47,006,711 and 47,525,707 shares held in treasury	244,583	243,808
Additional paid-in capital	1,566,263	1,542,964
Accumulated other comprehensive income	824,179	1,687,363
Retained earnings	3,388,417	3,482,623
Total Leucadia National Corporation shareholders’ equity	6,023,442	6,956,758
Noncontrolling interest	4,961	6,623
Total equity	6,028,403	6,963,381

Total	$8,215,054	$9,350,298

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010

Revenues and Other Income:
Manufacturing	$63,398	$61,240	$191,773	$203,235
Oil and gas drilling services	35,984	31,847	98,593	81,886
Gaming entertainment	28,611	31,069	89,900	86,209
Investment and other income	100,790	61,773	354,052	192,614
Net securities gains (losses)	7,275	(64)	539,215	170,416
	236,058	185,865	1,273,533	734,360
Expenses:
Manufacturing cost of sales	55,899	53,183	168,104	174,134
Direct operating expenses:
Oil and gas drilling services	26,381	27,240	71,016	69,525
Gaming entertainment	21,184	22,153	65,006	62,781
Interest	27,538	31,353	84,352	94,334
Salaries and incentive compensation	9,966	21,681	59,261	50,634
Depreciation and amortization	18,668	19,814	55,009	59,145
Selling, general and other expenses	57,592	69,126	153,233	154,357
	217,228	244,550	655,981	664,910
Income (loss) from continuing operations before
income taxes and income (losses) related to
associated companies	18,830	(58,685)	617,552	69,450
Income taxes	14,035	3,540	243,196	10,936
Income (loss) from continuing operations before
income (losses) related to associated companies	4,795	(62,225)	374,356	58,514
Income (losses) related to associated companies, net of
income tax benefit of $161,516, $3,382,
$257,784 and $8,079	(296,812)	324,712	(470,656)	153,984
Income (loss) from continuing operations	(292,017)	262,487	(96,300)	212,498
Income (loss) from discontinued operations, net of income
tax provision (benefit) of $(58), $29, $(1,192) and $0	(108)	(12,399)	495	(7,183)
Gain on disposal of discontinued operations, net of
income tax provision of $416, $0, $915 and $0	773	39,882	1,697	39,882
Net income (loss)	(291,352)	289,970	(94,108)	245,197
Net (income) loss attributable to the noncontrolling interest	330	(2,215)	(98)	(1,107)

Net income (loss) attributable to Leucadia National
Corporation common shareholders	$(291,022)	$287,755	$(94,206)	$244,090

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended September 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(1.19)	$1.08	$(.40)	$.88
Income (loss) from discontinued operations	–	(.05)	–	(.03)
Gain on disposal of discontinued operations	–	.15	.01	.15
Net income (loss)	$(1.19)	$1.18	$(.39)	$1.00

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(1.19)	$1.07	$(.40)	$.88
Income (loss) from discontinued operations	–	(.05)	–	(.03)
Gain on disposal of discontinued operations	–	.15	.01	.15
Net income (loss)	$(1.19)	$1.17	$(.39)	$1.00

Amounts attributable to Leucadia National Corporation
common shareholders:
Income (loss) from continuing operations, net of taxes	$(291,687)	$263,165	$(96,398)	$214,284
Income (loss) from discontinued operations, net of taxes	(108)	(12,399)	495	(7,183)
Gain on disposal of discontinued operations, net of taxes	773	36,989	1,697	36,989
Net income (loss)	$(291,022)	$287,755	$(94,206)	$244,090

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Net cash flows from operating activities:
Net income (loss)	$(94,108)	$245,197
Adjustments to reconcile net income (loss) to net cash provided by operations:
Deferred income tax benefit	(31,009)	(9,773)
Depreciation and amortization of property, equipment and leasehold improvements	50,102	60,837
Other amortization	20,685	19,349
Share-based compensation	18,843	3,402
Excess tax benefit from exercise of stock options	(242)	(9)
Provision for doubtful accounts	157	2,832
Net securities gains	(539,215)	(170,416)
(Income) losses related to associated companies	728,440	(145,905)
Distributions from associated companies	37,454	35,730
Net (gains) losses related to real estate, property and equipment, and other assets	(92,194)	10,066
Income related to Fortescue’s Pilbara project, net of proceeds received	21,994	67,764
Loss on buyback of debt	6,352	1,029
Gain on disposal of discontinued operations	(2,612)	(39,882)
Change in estimated litigation reserve	(2,241)	14,099
Pension plan settlement charge	–	12,728
Net change in:
Restricted cash	1,569	(273)
Trade, notes and other receivables	(6,990)	(9,108)
Prepaids and other assets	1,994	(595)
Trade payables and expense accruals	(51,308)	(19,901)
Other liabilities	(35,781)	(5,656)
Deferred revenue	(478)	(17,161)
Income taxes payable	(7,895)	(7,340)
Other	(563)	(1,114)
Net cash provided by operating activities	22,954	45,900

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(30,889)	(20,108)
Acquisitions of and capital expenditures for real estate investments	(7,768)	(8,274)
Proceeds from disposals of real estate, property and equipment, and other assets	24,095	5,153
Net change in restricted cash	10,472	505
Proceeds from lawsuits and other settlements	–	3,565
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	3,192	70,710
Acquisitions, net of cash acquired	(86,206)	(10,918)
Advances on notes and other receivables	(3,650)	(6,473)
Collections on notes, loans and other receivables	14,348	16,108
Investments in associated companies	(560,082)	(12,016)
Capital distributions and loan repayment from associated companies	292,543	31,986
Purchases of investments (other than short-term)	(2,896,466)	(860,242)
Proceeds from maturities of investments	344,014	180,685
Proceeds from sales of investments	2,780,148	566,416
Other	3,498	(2,000)
Net cash used for investing activities	(112,751)	(44,903)

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$99,737	$212,412
Reduction of debt	(144,183)	(30,735)
Issuance of common shares	7,126	619
Excess tax benefit from exercise of stock options	242	9
Other	(8,195)	(2,255)
Net cash provided by (used for) financing activities	(45,273)	180,050
Net increase (decrease) in cash and cash equivalents	(135,070)	181,047
Cash and cash equivalents at January 1, including cash classified as
current assets of discontinued operations	441,340	154,128
Cash and cash equivalents at September 30, including cash classified as
current assets of discontinued operations	$306,270	$335,175

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$110,654	$120,392
Income tax payments, net	$24,417	$20,066

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2011 and 2010
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income	Earnings	Subtotal	Interest	Total

Balance, January 1, 2010	$243,288	$1,529,064	$985,032	$1,604,263	$4,361,647	$12,850	$4,374,497
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of tax benefit
of $20,662			164,205		164,205		164,205
Net change in unrealized foreign
exchange gain (loss), net of tax benefit
of $96			(7,063)		(7,063)		(7,063)
Net change in unrealized gain (loss)
on derivative instruments, net of tax
provision of $4			(1,005)		(1,005)		(1,005)
Net change in pension liability and
postretirement benefits, net of tax
provision of $246			17,505		17,505		17,505
Net income				244,090	244,090	1,107	245,197
Comprehensive income					417,732	1,107	418,839
Contributions from noncontrolling interests						1,017	1,017
Distributions to noncontrolling interests						(14,042)	(14,042)
Change in interest in consolidated subsidiary						5,176	5,176
Share-based compensation expense		3,402			3,402		3,402
Exercise of options to purchase common
shares, including excess tax benefit	30	598			628		628
Purchase of common shares for treasury	(1)	(17)			(18)		(18)

Balance, September 30, 2010	$243,317	$1,533,047	$1,158,674	$1,848,353	$4,783,391	$6,108	$4,789,499

Balance, January 1, 2011	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of tax benefit
of $479,849			(864,267)		(864,267)		(864,267)
Net change in unrealized foreign
exchange gain (loss), net of tax provision
of $608			1,096		1,096		1,096
Net change in pension liability and
postretirement benefits, net of tax
benefit of $8			(13)		(13)		(13)
Net loss				(94,206)	(94,206)	98	(94,108)
Comprehensive loss					(957,390)	98	(957,292)
Contributions from noncontrolling interests						628	628
Distributions to noncontrolling interests						(5,088)	(5,088)
Change in interest in consolidated subsidiary		(1,982)			(1,982)	2,700	718
Share-based compensation expense		18,843			18,843		18,843
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	256	7,112			7,368		7,368
Purchase of common shares for treasury	(4)	(151)			(155)		(155)

Balance, September 30, 2011	$244,583	$1,566,263	$824,179	$3,388,417	$6,023,442	$4,961	$6,028,403

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

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

In September 2011, the FASB issued guidance to simplify how entities test for goodwill impairment. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, is not expected to have a significant impact on the Company’s consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2011 presentation.

2.	Segment Information

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  Associated companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes.  Certain information concerning the Company’s segments for the three and nine month periods ended September 30, 2011 and 2010 is presented in the following table.

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues and other income:
Manufacturing:
Idaho Timber	$42,116	$37,789	$124,129	$134,621
Conwed Plastics	21,256	23,476	67,695	68,707
Oil and Gas Drilling Services	36,307	31,850	100,510	81,899
Gaming Entertainment	28,616	31,080	89,918	86,246
Domestic Real Estate	3,110	4,933	91,861	13,120
Medical Product Development	105	6	278	11
Other Operations	18,882	14,262	49,628	51,636
Corporate	85,666	42,469	749,514	298,120

Total consolidated revenues and other income	$236,058	$185,865	$1,273,533	$734,360

Income (loss) from continuing operations before
income taxes:
Manufacturing:
Idaho Timber	$(290)	$(559)	$(2,285)	$1,282
Conwed Plastics	1,221	2,043	6,251	7,776
Oil and Gas Drilling Services	2,110	(5,374)	6,213	(16,147)
Gaming Entertainment	1,989	(7,474)	10,482	(4,308)
Domestic Real Estate	(792)	(179)	80,481	(3,823)
Medical Product Development	(18,457)	(9,742)	(31,900)	(22,902)
Other Operations	(472)	(10,373)	(14,465)	(11,981)
Income (losses) related to associated companies	(458,328)	321,330	(728,440)	145,905
Corporate	33,521	(27,027)	562,775	119,553
Total consolidated income (loss) from
continuing operations before income taxes	$(439,498)	$262,645	$(110,888)	$215,355

Depreciation and amortization expenses:
Manufacturing:
Idaho Timber	$1,327	$1,334	$3,971	$4,811
Conwed Plastics	1,599	3,240	5,082	7,220
Oil and Gas Drilling Services	5,218	6,460	15,801	19,220
Gaming Entertainment	4,177	4,147	12,561	12,568
Domestic Real Estate	854	1,518	2,602	4,749
Medical Product Development	214	221	635	653
Other Operations	2,998	1,861	7,031	5,216
Corporate	5,581	5,267	16,065	15,713
Total consolidated depreciation and
amortization expenses	$21,968	$24,048	$63,748	$70,150

Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.  In the nine month period ended September 30, 2011, other income for the domestic real estate segment includes a gain on forgiveness of debt of $81,848,000; see Note 12 for more information.  Corporate securities gains (losses) include gains of $527,351,000 and $94,918,000 for the nine month 2011 and 2010 periods, respectively, resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue Metals Group Ltd (“Fortescue”).  For the nine month 2010 period, Corporate securities gains (losses) also include a gain of $66,200,000 from the sale of the Company’s investment in Light and Power Holdings, Ltd. (“LPH”).

Other Operations includes pre-tax losses of $2,876,000 and $4,725,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $18,702,000 and $9,351,000 for the nine month periods ended September 30, 2011 and 2010, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues associated with these activities; however, other income includes $1,847,000 and $306,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $4,726,000 and $9,457,000 for the nine month periods ended September 30, 2011 and 2010, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

Depreciation and amortization expenses for the Manufacturing and Other Operations segments include amounts classified as cost of sales.

For the three and nine month periods ended September 30, 2011 and 2010, interest expense was primarily comprised of Corporate; interest expense for other segments was not significant.

3.	Investments in Associated Companies

A summary of investments in associated companies at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting:
Jefferies High Yield Holdings, LLC (“JHYH”)	$307,683	$321,023
Berkadia Commercial Mortgage LLC (“Berkadia”)	200,689	475,071
Garcadia	38,561	35,943
HomeFed Corporation (“HomeFed”)	46,251	46,083
Brooklyn Renaissance Plaza	30,296	30,539
Other	40,345	51,277
Total accounted for under the equity method of accounting	663,825	959,936

Investments in associated companies carried at fair value:
Jefferies Group, Inc. (“Jefferies”)	701,240	1,314,227
Mueller Industries, Inc. (“Mueller”)	402,218	–
Total accounted for at fair value	1,103,458	1,314,227

Total investments in associated companies	$1,767,283	$2,274,163

In June 2011, Berkadia fully repaid the amount outstanding under its secured credit facility including $250,000,000 that was loaned by the Company.

Income (losses) related to associated companies includes the following for the three and nine month periods ended September 30, 2011 and 2010:

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Jefferies	$(431,755)	$81,866	$(751,270)	$(39,597)
Mueller	(5,363)	–	(5,363)	–
AmeriCredit Corp. (“ACF”)	–	211,539	–	182,216
JHYH	(18,293)	72	(4,368)	2,588
Berkadia	(5,561)	3,043	16,135	13,336
Cobre Las Cruces, S.A. (“CLC”)	–	23,804	–	(13,064)
Garcadia	5,595	4,030	14,593	11,364
HomeFed	590	222	168	(670)
Pershing Square IV, L.P. (“Pershing Square”)	–	2,110	–	3,033
Brooklyn Renaissance Plaza	1,211	232	3,925	446
Other	(4,752)	(5,588)	(2,260)	(13,747)
Income (losses) related to associated
companies before income taxes	(458,328)	321,330	(728,440)	145,905
Income tax benefit	161,516	3,382	257,784	8,079
Income (losses) related to associated
companies, net of taxes	$(296,812)	$324,712	$(470,656)	$153,984

Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

As of September 30, 2011, the Company had acquired 10,422,859 common shares of Mueller, representing approximately 27.5% of the outstanding common shares of Mueller, a company listed on the New York Stock Exchange (Symbol: MLI), for aggregate cash consideration of $408,558,000.  Mueller is a leading manufacturer of copper, brass, plastic, and aluminum products.  In September 2011, the Company entered into a standstill agreement with Mueller for the two year period ending September 2, 2013, pursuant to which, among other things, the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, not to increase its ownership interest to more than 27.5% of the outstanding Mueller common shares (subject to certain provisions), and has received the right to nominate two directors to the board of directors of Mueller.  Mueller has agreed to give the Company registration rights covering all of the Mueller shares of common stock owned by the Company.

In accordance with GAAP, the Company is allowed to choose, at specified election dates, to measure many financial instruments and certain other items at fair value (the “fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other item, the Company is required to report unrealized gains and losses on those items in earnings.  The Company’s investment in Mueller is one of the eligible items for which the fair value option was elected, commencing on the date the Company acquired the right to vote 20% of the Mueller common stock and the investment became subject to the equity method of accounting.

The Company’s investments in ACF (which was sold on October 1, 2010), Jefferies and Mueller are the only eligible items for which the fair value option was elected, commencing on the date the investments became subject to the equity method of accounting.  If these investments were accounted for under the equity method, the Company would have to record its share of their results of operations employing a reporting lag because of the investees’ public reporting requirements.  In addition, electing the fair value option eliminates some of the uncertainty involved with impairment considerations, since quoted market prices for these investments provides a readily determinable fair value at each balance sheet date.  The Company’s investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons the Company did not elect the fair value option for HomeFed.

As of September 30, 2011, the Company owns approximately 28% of the outstanding common shares of Jefferies, a company listed on the New York Stock Exchange (Symbol: JEF).  In April 2011, in connection with Jefferies’ sale of approximately 20,600,000 common shares in a public offering, the Company purchased 5,154,639 Jefferies common shares for cash consideration of $125,000,000.  In September 2011, the Company purchased 2,000,000 Jefferies common shares in a private transaction for cash consideration of $25,160,000.

The Company’s investment in CLC was sold in 2010.

The following tables provide summarized data with respect to significant investments in associated companies.  The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2011.  The information for Jefferies is for the nine month period ended August 31, 2011 and for the eight month period ended August 31, 2010.

	2011	2010
	(In thousands)

Jefferies:
Total revenues	$2,730,900	$1,945,400
Income from continuing operations before extraordinary items	236,200	161,000
Net income	236,200	161,000

JHYH:
Total revenues	$51,800	$70,500
Income (loss) from continuing operations before extraordinary items	(13,200)	7,800
Net income (loss)	(13,200)	7,800

Berkadia:
Total revenues	$244,200	$244,000
Income from continuing operations before extraordinary items	14,700	17,400
Net income	14,700	17,400

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

4.	Investments

A summary of investments classified as current assets at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30, 2011		December 31, 2010
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	And Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$805,896	$805,847	$253,273	$253,589
Other investments, including accrued interest income	4,959	5,125	11,067	10,983
Total current investments	$810,855	$810,972	$264,340	$264,572

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at September 30, 2011 and December 31, 2010 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2011
Bonds and notes:
U.S. Government and agencies	$797,080	$97	$20	$797,157
All other corporates	7,811	28	10	7,829
Total fixed maturities	804,891	125	30	804,986

Other investments	1,005	–	144	861
Total current available for sale investments	$805,896	$125	$174	$805,847

December 31, 2010
Bonds and notes:
U.S. Government and agencies	$246,996	$21	$–	$247,017
All other corporates	6,277	300	5	6,572
Total fixed maturities	$253,273	$321	$5	$253,589

A summary of non-current investments at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30, 2011		December 31, 2010
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	And Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale:
Fortescue	$137,854	$664,446	$219,723	$1,659,617
Inmet Mining Corporation (“Inmet”)	504,006	466,803	504,006	862,481
Other investments available for sale	892,623	938,891	1,067,928	1,144,141
Other investments:
Private equity funds	84,250	84,250	86,944	86,944
Non-agency mortgage-backed bond
securitization portfolio	2,070	2,070	3,304	3,304
FMG Chichester Pty Ltd (“FMG”)
zero coupon note component	39,583	39,583	36,268	36,268
Other non-publicly traded investments	63,127	62,854	40,114	39,904
Total non-current investments	$1,723,513	$2,258,897	$1,958,287	$3,832,659

At September 30, 2011, the Company owns 155,586,000 common shares of Fortescue, representing approximately 4.99% of Fortescue’s outstanding common shares.  Fortescue is a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG).  As more fully discussed in the 2010 10-K, the Company’s investment in Fortescue also includes a $100,000,000 unsecured note of FMG that matures in August 2019 (the “FMG Note”).  Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  Interest is payable semi-annually within thirty days of June 30th and December 31st of each year.  The Company accounts for the FMG Note as two components: a thirteen year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment is accounted for as a loan-like instrument, with income being recognized as the note is accreted up to its face value.  The prepaid mining interest, which is being amortized to expense as the revenue is earned (using the units of production method), is classified as other current and non-current assets with an aggregate balance of $156,134,000 and $164,321,000 at September 30, 2011 and December 31, 2010, respectively.  Amounts recognized in the consolidated statements of operations related to the FMG Note are as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Classified as investment and other income:
Interest income on FMG Note	$63,723	$36,123	$168,239	$104,381
Interest accreted on zero-coupon note component	$1,151	$1,022	$3,316	$2,947

Amortization expense on prepaid mining interest	$3,037	$2,510	$8,187	$7,448

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

At September 30, 2011, the Company owns 11,042,413 common shares of Inmet, representing approximately 16% of Inmet’s outstanding shares.  Inmet is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN).  The previously announced merger agreement between Inmet and Lundin Mining Corporation (“Lundin”) was terminated in March 2011; accordingly, the voting and support agreement the Company entered into with Lundin, which restricted the Company’s ability to sell its Inmet shares, was also terminated.  The Toronto Stock Exchange selling restrictions pertaining to the Inmet shares acquired in 2010 expired in April 2011.

Non-current other non-publicly traded investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at September 30, 2011 and December 31, 2010 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2011
Bonds and notes:
U.S. Government-Sponsored Enterprises	$718,564	$12,027	$214	$730,377
All other corporates	124,000	588	1,654	122,934
Total fixed maturities	842,564	12,615	1,868	853,311

Equity securities:
Common stocks:
Banks, trusts and insurance companies	23,743	28,409	5,642	46,510
Industrial, miscellaneous and all other	667,181	539,823	37,656	1,169,348
Total equity securities	690,924	568,232	43,298	1,215,858

Other investments	995	–	24	971
	$1,534,483	$580,847	$45,190	$2,070,140

December 31, 2010
Bonds and notes:
U.S. Government and agencies	$7,806	$–	$90	$7,716
U.S. Government-Sponsored Enterprises	815,066	10,564	2,247	823,383
All other corporates	191,851	917	235	192,533
Total fixed maturities	1,014,723	11,481	2,572	1,023,632

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	32,936	–	49,276
Industrial, miscellaneous and all other	760,594	1,833,229	492	2,593,331
Total equity securities	776,934	1,866,165	492	2,642,607

	$1,791,657	$1,877,646	$3,064	$3,666,239

The amortized cost and estimated fair value of non-current investments classified as available for sale at September 30, 2011, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$36,189	$35,813
Due after five years through ten years	–	–
Due after ten years	–	–
	36,189	35,813
Mortgage-backed and asset-backed securities	806,375	817,498
	$842,564	$853,311

Net unrealized gains on investments were $885,490,000 and $1,749,757,000 at September 30, 2011 and December 31, 2010, respectively.  Reclassification adjustments included in comprehensive loss for the nine month period ended September 30, 2011 are as follows (in thousands):

Net unrealized holding losses arising during the period,
net of tax benefit of $286,454	$(515,939)
Less: reclassification adjustment for net gains included in net loss,
net of tax provision of $193,395	(348,328)
Net change in unrealized gains (losses) on investments, net of tax
benefit of $479,849	$(864,267)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at September 30, 2011 (in thousands):

		Unrealized
Description of Securities	Fair Value	Losses

U.S. Government and agencies securities	$448,881	$20
Mortgage-backed and asset-backed securities	121,165	1,404
Corporate bonds	24,784	398
Marketable equity securities	507,328	43,466
Total temporarily impaired securities	$1,102,158	$45,288

The unrealized losses on the mortgage-backed and asset-backed securities (substantially all of which are issued by U.S. Government-Sponsored Enterprises) relate to 24 securities substantially all of which were purchased in 2010 and 2011.  The unrealized losses related to the U.S. Government and agencies securities, corporate bonds and marketable equity securities (principally Inmet) are not considered to be an other than temporary impairment.  This determination is based on a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in the fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity or recovery, and other factors specific to the individual investment.

At September 30, 2011, the Company’s investments which have been in a continuous unrealized loss position for 12 months or longer were not significant.

Securities with book values of $4,615,000 at December 31, 2010 collateralized a letter of credit and certain swap agreements.

5.	Inventory

A summary of inventory (which is included in the caption prepaids and other current assets) at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30,	December 31,
	2011	2010

Raw materials	$5,903	$5,876
Work in process	14,117	12,441
Finished goods	49,238	39,963
	$69,258	$58,280

6.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30,	December 31,
	2011	2010

Intangibles:
Customer and other relationships, net of accumulated amortization of
$43,988 and $39,051	$22,894	$23,338
Licenses, net of accumulated amortization of $2,768 and $2,328	9,230	9,670
Trademarks and tradename, net of accumulated amortization of $1,248
and $791	18,264	1,210
Other, net of accumulated amortization of $2,722 and $2,650	445	267
Goodwill	9,204	8,151
	$60,037	$42,636

Amortization expense on intangible assets was $1,656,000 and $3,515,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $5,404,000 and $6,749,000 for the nine month periods ended September 30, 2011 and 2010, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2011 (for the remaining three months) - $1,800; 2012 - $7,200; 2013 - $7,100; 2014 - $7,000; and 2015 - $4,200.

In June 2011, a subsidiary of the Company purchased the assets of Seghesio Family Vineyards, the owner and operator of premium estate vineyards and a winery located in Healdsburg, California.  The cash purchase price was $86,018,000, which was primarily allocated as follows: $48,503,000 to property, equipment and leasehold improvements, net, $22,250,000 to amortizable intangible assets (principally brand, which will be amortized over 17 years), $1,053,000 to goodwill and $12,962,000 to prepaids and other current assets (principally inventory).  Unaudited pro forma income statement data is not included as the amounts were not significant.

In addition to the goodwill resulting from the winery acquisition, goodwill in the above table includes $8,151,000 related to Conwed Plastics for both periods.

7.	Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income, net of taxes at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30,	December 31,
	2011	2010

Net unrealized gains on investments	$885,490	$1,749,757
Net unrealized foreign exchange losses	(2,742)	(3,838)
Net minimum pension liability	(59,706)	(60,177)
Net postretirement benefit	1,137	1,621
	$824,179	$1,687,363

8.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and nine month periods ended September 30, 2011 and 2010 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest cost	$2,800	$2,872	$8,432	$9,114
Expected return on plan assets	(1,641)	(1,909)	(4,449)	(6,225)
Actuarial loss	241	389	732	1,403
Amortization of prior service cost	–	–	–	2
Net pension expense	$1,400	$1,352	$4,715	$4,294

The Company contributed $43,078,000 to its defined benefit pension plan during the nine month period ended September 30, 2011.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not significant in each of the three and nine month periods ended September 30, 2011 and 2010.

9.	Share-Based Compensation

Salaries and incentive compensation expense included $4,383,000 and $691,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $18,843,000 and $3,402,000 for the nine month periods ended September 30, 2011 and 2010, respectively, for share-based compensation expense principally relating to the Company’s senior executive warrant plan and grants previously made under the Company’s fixed stock option plan.

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

On March 7, 2011, the Compensation Committee of the Company’s Board of Directors granted warrants to purchase 2,000,000 common shares to each of the Company’s Chairman and President at an exercise price of $33.84 per share (105% of the closing price per share of a common share on the grant date).  In May 2011, the required shareholder approval was received and the warrants were issued.  The warrants expire in 2016 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year.  Compensation cost was determined as of the approval date and will be recognized in the financial statements over the vesting period of the warrants.  For the three and nine month 2011 periods, the Company recorded share-based compensation expense of $3,319,000 and $15,622,000, respectively, related to this grant of warrants.

During the nine month 2011 period, 12,000 options were granted to non-employee directors at an exercise price of $35.78 per share, the market price on the grant date.

10.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at September 30, 2011 was $9,600,000 (including $3,300,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $500,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2007.  The Company’s New York State and New York City income tax returns for the 2006 to 2008 period are currently being audited.

For the nine months ended September 30, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes also include $4,344,000 and $12,085,000 for the three and nine month periods ended September 30, 2011, respectively, for foreign taxes principally related to interest on the FMG Note and, for the nine month period a dividend paid by Fortescue.  These charges are the principal reason why the Company’s effective tax rate is greater than the federal statutory rate in the 2011 periods.

11.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2011 and 2010 are as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	$(291,022)	$287,755	$(94,206)	$244,090
Interest on 3¾% Convertible Notes	–	846	–	2,750
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$(291,022)	$288,601	$(94,206)	$246,840

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	244,580	243,317	244,378	243,307
Stock options	–	6	–	33
Warrants	–	–	–	–
3¾% Convertible Notes	–	4,249	–	4,249
Denominator for diluted earnings (loss) per share	244,580	247,572	244,378	247,589

Options to purchase 2,325,500 and 2,537,000 weighted average common shares were outstanding during the three and nine month periods ended September 30, 2011, respectively, and 1,770,000 and 1,756,700 weighted average common shares were outstanding during the three and nine month periods ended September 30, 2010, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 4,000,000 and 2,000,000 for the three and nine month periods ended September 30, 2011, respectively, related to outstanding warrants to purchase common shares at $33.84 per share, as the effect was antidilutive.  Warrants to purchase 666,700 weighted average common shares at $28.515 per share were outstanding during the nine month period ended September 30, 2011 and warrants to purchase 4,000,000 weighted average common shares at $28.515 per share were outstanding during the three and nine month periods ended September 30, 2010 but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For the three and nine month periods ended September 30, 2011, 4,279,900 shares related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.

Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

12.	Indebtedness

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During the nine month period ended September 30, 2011, the Company repurchased $21,359,000 principal amount of its 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of its 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, and recognized aggregate pre-tax losses of $6,352,000, which are reflected in selling, general and other expenses.

As more fully discussed in the 2010 10-K, in January 2011, a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000, and for net working capital amounts.  As a result, the Company recognized a gain on forgiveness of debt (including accrued interest) in other income of $81,848,000 in the nine month period ended September 30, 2011.  During 2009 and the fourth quarter of 2010, the Company had recognized impairment charges related to this project aggregating $114,900,000.

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At September 30, 2011, these fixed rate repurchase agreements have a weighted average interest rate of approximately .22%, mature at various dates through November 2011 and are collateralized by non-current investments.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted average life of approximately 5.5 years and a duration of .9 at September 30, 2011.

13.	Fair Value

Aggregate information concerning assets and liabilities at September 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis is presented below (in thousands):

	September 30, 2011
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$797,157	$797,157	$–
All other corporates	7,829	7,829	–
Other	861	–	861
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government-Sponsored Enterprises	730,377	–	730,377
All other corporates	122,934	38,618	84,316
Equity securities:
Common stocks:
Banks, trusts and insurance companies	46,510	46,510	–
Industrial, miscellaneous and all other	1,169,348	1,169,348	–
Other	971	–	971
Investments in associated companies	1,103,458	1,103,458	–
Total	$3,979,445	$3,162,920	$816,525

Other current liabilities	$(1,274)	$(1,274)	$–

	December 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$247,017	$247,017	$–
All other corporates	6,572	6,324	248
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	7,716	–	7,716
U.S. Government-Sponsored Enterprises	823,383	–	823,383
All other corporates	192,533	150,193	42,340
Equity securities:
Common stocks:
Banks, trusts and insurance companies	49,276	49,276	–
Industrial, miscellaneous and all other	2,593,331	2,593,331	–
Investments in associated companies	1,314,227	1,314,227	–
Total	$5,234,055	$4,360,368	$873,687

Other current liabilities	$(2,413)	$(1,878)	$(535)

At September 30, 2011 and December 31, 2010, the Company did not have significant fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.

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

At September 30, 2011, the Company did not have significant assets and liabilities that were measured at fair value on a nonrecurring basis.  Aggregate information concerning assets and liabilities at December 31, 2010 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

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

Included in net securities gains (losses) in the consolidated statement of operations for the three and nine month periods ended September 30, 2011 are impairment charges of $90,000 and $1,595,000, respectively, primarily for a publicly traded security.  Included in net securities gains (losses) in the consolidated statement of operations for the three and nine month periods ended September 30, 2010 are impairment charges of $188,000 and $1,707,000, respectively, all of which were for non-agency mortgage-backed bond securitizations.

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

(e)
Swap agreements:  The fair value of the interest rate swap agreement at December 31, 2010 was based on rates then available for similar agreements.  At September 30, 2011, the Company did not have any swap agreements.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$810,972	$810,972	$264,572	$264,572
Non-current	2,258,897	2,258,897	3,832,659	3,832,659
Cash and cash equivalents	306,270	306,270	441,340	441,340
Notes receivable:
Current	1,788	1,788	740	740
Non-current	13,531	13,531	2,633	2,633

Financial Liabilities:
Indebtedness:
Current	501,150	501,150	543,780	461,350
Non-current	1,471,294	1,568,814	1,548,469	1,677,656
Securities sold not owned	1,274	1,274	1,878	1,878

Swap agreements:
Interest rate swaps	–	–	(535)	(535)

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

A summary of the results of discontinued operations for ResortQuest, STi Prepaid and the power production business is as follows for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Revenues and other income:
Telecommunications	$–	$94,268	$–	$276,253
Property management and service fees	–	33,963	–	84,356
Investment and other income	1	2,717	758	8,763
	1	130,948	758	369,372
Expenses:
Cost of sales - telecommunications	–	77,326	–	235,943
Direct operating expenses - property
management and services	–	21,724	–	62,595
Salaries and incentive compensation	87	3,818	561	11,453
Depreciation and amortization	–	2,403	–	7,085
Selling, general and other expenses	80	38,047	3,642	68,987
	167	143,318	4,203	386,063
Loss from discontinued
operations before income taxes	(166)	(12,370)	(3,445)	(16,691)
Income tax provision (benefit)	(58)	29	(1,192)	–
Loss from discontinued
operations after income taxes	$(108)	$(12,399)	$(2,253)	$(16,691)

During the nine month periods ended September 30, 2011 and 2010, the Company received and recognized as income from discontinued operations distributions totaling $2,748,000 and $9,508,000, respectively, from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

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

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income are Fortescue and Inmet.  During the nine month period ended September 30, 2011, the market value of the Company’s investment in the common shares of Fortescue decreased from $1,041,241,000 at December 31, 2010 (excluding shares sold in 2011) to $664,446,000 at September 30, 2011, and the market value of the Company’s investment in Inmet decreased from $862,481,000 at December 31, 2010 to $466,803,000 at September 30, 2011.  The market values of the Company’s investments in Jefferies and Mueller, for which the fair value option was elected, decreased during the nine month period ended September 30, 2011; accordingly, the Company recognized unrealized losses of $763,148,000 and $6,340,000, respectively, as a component of income (losses) related to associated companies.

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of September 30, 2011, the sum of these amounts aggregated $3,376,139,000.  However, since $768,174,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Company’s liquidity needs.  The $2,607,965,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue common shares of $664,446,000 and the Inmet common shares of $466,803,000).  The Company’s available liquidity, and the investment income realized from the Company’s cash, cash equivalents and marketable securities is used to meet the Company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

At September 30, 2011, the Company owns 11,042,413 common shares of Inmet, representing approximately 16% of Inmet’s outstanding shares.  The previously announced merger agreement between Inmet and Lundin was terminated in March 2011; accordingly, the voting and support agreement the Company entered into with Lundin, which restricted the Company’s ability to sell its Inmet shares, was also terminated.  The Toronto Stock Exchange selling restrictions pertaining to the Inmet shares acquired in 2010 expired in April 2011.

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

In April 2011, in connection with Jefferies’ sale of approximately 20,600,000 common shares in a public offering, the Company purchased 5,154,639 Jefferies common shares for cash consideration of $125,000,000.  In September 2011, the Company purchased 2,000,000 Jefferies common shares in a private transaction for cash consideration of $25,160,000.

In June 2011, a subsidiary of the Company purchased the assets of Seghesio Family Vineyards, the owner and operator of premium estate vineyards and a winery located in Healdsburg, California.  The cash purchase price was $86,018,000, which was primarily allocated as follows: $48,503,000 to property, equipment and leasehold improvements, net, $22,250,000 to amortizable intangible assets, $1,053,000 to goodwill and $12,962,000 to prepaids and other current assets (principally inventory).

In June 2011, Berkadia fully repaid the amount outstanding under its secured credit facility including $250,000,000 that was loaned by the Company.

In June 2011, the Company sold 92,400,000 common shares of Fortescue for net cash proceeds of $609,220,000, which resulted in the recognition of a net securities gain of $527,351,000.

During 2011, the Company acquired 10,422,859 common shares of Mueller, representing approximately 27.5% of the outstanding common shares of Mueller, for aggregate cash consideration of $408,558,000.

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  During the nine month period ended September 30, 2011, the Company repurchased $21,359,000 principal amount of its 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of its 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.

Consolidated Statements of Cash Flows

Net cash of $22,954,000 was provided by operating activities in the nine month 2011 period as compared to $45,900,000 of cash provided in the nine month 2010 period.  The change in operating cash flows reflects interest payments received from FMG ($171,718,000, net of withholding taxes in 2011 and $154,930,000, net of withholding taxes in 2010), greater income tax payments and lower interest payments.  STi Prepaid and ResortQuest generated funds from operating activities of $532,000 and $6,268,000, respectively, prior to being sold during 2010.  Keen generated funds of $18,434,000 during the 2011 period and $1,905,000 during the 2010 period; Premier generated funds of $18,697,000 and $18,127,000 during the 2011 and 2010 periods, respectively; and the Company’s manufacturing segments generated funds of $7,907,000 during the 2011 period and $21,061,000 during the 2010 period.  Funds used by Sangart, a development stage company, increased to $24,086,000 during the 2011 period from $16,009,000 during the 2010 period.  For the period ended September 30, 2011, distributions from associated companies principally include earnings distributed by Berkadia ($23,744,000), Jefferies ($7,789,000) and Garcadia ($4,210,000).  For the period ended September 30, 2010, distributions from associated companies principally include earnings distributed by Berkadia ($21,000,000), Jefferies ($10,931,000) and Garcadia ($3,750,000).  Net gains related to real estate, property and equipment, and other assets in 2011 include a gain of $81,848,000 on forgiveness of debt related to the Myrtle Beach project.

Net cash of $112,751,000 was used for investing activities in the nine month 2011 period as compared to $44,903,000 in the nine month 2010 period.  For the period ended September 30, 2011, proceeds from disposals of real estate, property and equipment, and other assets include $12,040,000 from the sale of certain of Keen’s rigs.  Acquisitions, net of cash acquired, primarily relates to the Company’s acquisition of Seghesio Family Vineyards.  Investments in associated companies include Jefferies ($150,160,000) and Mueller ($408,558,000) in the 2011 period and CLC ($2,687,000) and ACF ($7,236,000) in the 2010 period.  Capital distributions and loan repayment from associated companies include Berkadia ($261,563,000), JHYH ($8,710,000), Jefferies ($4,088,000) and Garcadia ($7,765,000) in 2011.  Capital distributions and loan repayment from associated companies include Berkadia ($2,134,000), JHYH ($17,077,000), Wintergreen Partners Fund, L.P. ($4,397,000) and Garcadia ($6,654,000) in 2010.

Net cash of $45,273,000 was used for financing activities in the nine month period ended September 30, 2011 and $180,050,000 was provided by financing activities in the nine month period ended September 30, 2010.  Issuance of debt for 2011 and 2010 primarily reflects the increase in repurchase agreements of $98,926,000 and $211,756,000, respectively.  Reduction of debt for 2011 includes $19,275,000 in full satisfaction of the Myrtle Beach project’s non-recourse indebtedness, $32,881,000 on the maturity of debt of a subsidiary that was collateralized by certain of the Company’s corporate aircraft, $8,500,000 for the repayment of Keen’s line of credit and $82,531,000 for the buyback of $21,359,000 principal amount of the Company’s 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.  Reduction of debt for 2010 includes $17,555,000 for the buyback of $6,200,000 principal amount of the Company’s 7% Senior Notes due 2013, $5,500,000 principal amount of the of the 7 ¾% Senior Notes due 2013, $3,000,000 principal amount of the 8 1/8% Senior Notes due 2015 and $2,012,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, and $10,226,000 for repayment of debt of a subsidiary.

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

The Company recorded $90,000 and $1,595,000 of impairment charges for securities, primarily consisting of a publicly traded security, in the consolidated statement of operations for the three and nine months ended September 30, 2011, respectively.  The Company recorded $188,000 and $1,707,000 of impairment charges for securities, consisting of non-agency mortgage-backed bond securitizations, in the consolidated statement of operations for the three and nine months ended September 30, 2010, respectively.

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have a 13 year unsecured zero-coupon note of FMG, which had a balance of $39,583,000 at September 30, 2011 that meets the accounting definition of a finance receivable.  In addition, from time to time, the Company provides loans under the secured credit facility to its joint venture, Berkadia; no amounts were outstanding at September 30, 2011.  The Company exercises judgment in evaluating the credit risk and collectability of these financing receivables.  These assessments were made prior to the inception of the credit exposure and continue to be made at regular intervals.  The various factors that the Company considers in making its assessment are specific to each financing receivable.  These factors include the current and projected financial condition of those companies and their industries, the type and amount of collateral, if any, the Company’s collection experience and the length of time until these financing receivables become due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of September 30, 2011.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made to determine these values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments to prior periods may be required.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At September 30, 2011, the book value of goodwill was $9,204,000.

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

Over 93% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $730,377,000 at September 30, 2011.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair values of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $84,316,000 at September 30, 2011.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  As of September 30, 2011, the Company’s accrual for contingent losses was not significant.

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

A summary of results of operations for the Company for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations
before income taxes and income (losses)
related to associated companies:
Manufacturing:
Idaho Timber	$(290)	$(559)	$(2,285)	$1,282
Conwed Plastics	1,221	2,043	6,251	7,776
Oil and Gas Drilling Services	2,110	(5,374)	6,213	(16,147)
Gaming Entertainment	1,989	(7,474)	10,482	(4,308)
Domestic Real Estate	(792)	(179)	80,481	(3,823)
Medical Product Development	(18,457)	(9,742)	(31,900)	(22,902)
Other Operations	(472)	(10,373)	(14,465)	(11,981)
Corporate	33,521	(27,027)	562,775	119,553
Total consolidated income (loss) from
continuing operations before income taxes
and income (losses) related to associated
companies	18,830	(58,685)	617,552	69,450

Income (losses) related to associated companies
before income taxes	(458,328)	321,330	(728,440)	145,905
Total consolidated income (loss) from
continuing operations before income taxes	(439,498)	262,645	(110,888)	215,355

Income taxes:
Income (loss) from continuing operations before
income (losses) related to associated companies	14,035	3,540	243,196	10,936
Associated companies	(161,516)	(3,382)	(257,784)	(8,079)
Total income taxes	(147,481)	158	(14,588)	2,857

Income (loss) from continuing operations	$(292,017)	$262,487	$(96,300)	$212,498

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues and other income	$42,116	$37,789	$124,129	$134,621

Expenses:
Cost of sales	39,458	35,416	117,494	124,020
Salaries and incentive compensation	1,303	1,300	3,880	4,309
Depreciation and amortization	1,035	1,034	3,102	3,105
Selling, general and other expenses	610	598	1,938	1,905
	42,406	38,348	126,414	133,339

Income (loss) before income taxes	$(290)	$(559)	$(2,285)	$1,282

Revenues for the three month 2011 period increased and revenues for the nine month 2011 period decreased as compared to the same periods in 2010.  Shipment volume and average selling prices increased approximately 9% and 4%, respectively, for the three month 2011 period and decreased 6% and 1%, respectively, for the nine month 2011 period as compared to the comparable 2010 periods.  Idaho Timber believes that the abundance of existing homes available for sale in the market and high unemployment will continue to negatively impact housing starts and Idaho Timber’s revenues during 2011.  Until housing starts substantially increase, annual dimension lumber shipping volume may remain flat or could further decline.

For the 2011 periods, raw material costs, the largest component of cost of sales (approximately 80% of cost of sales), reflect the shipment volume, and for the three month 2011 period increased costs, as compared to the same periods in 2010.  Raw material cost per thousand board feet increased approximately 5% and 2% for the three and nine month periods, respectively.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.  Idaho Timber’s spread decreased approximately 2% and 15%, respectively, for the three and nine month 2011 periods as compared to the same periods in 2010.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues and other income	$21,256	$23,476	$67,695	$68,707

Expenses:
Cost of sales	16,441	17,767	50,610	50,114
Salaries and incentive compensation	1,512	1,824	4,898	5,182
Depreciation and amortization	67	68	231	243
Selling, general and other expenses	2,015	1,774	5,705	5,392
	20,035	21,433	61,444	60,931

Income before income taxes	$1,221	$2,043	$6,251	$7,776

Conwed Plastic’s revenues decreased in the 2011 periods as compared to the same periods in 2010, primarily reflecting declines in the housing, construction and filtration markets.  The ongoing slump in the domestic housing and construction industries has continued to unfavorably impact Conwed’s revenues, and the drop in filtration product revenues in 2011 reflects greater sales during the 2010 periods related to the 2010 gulf oil spill.  In addition, revenues in some markets declined due to tighter inventory control by certain customers, loss of customers to competitors and general economic conditions.  The turf, erosion control and agricultural markets reflect increased revenues during the nine month 2011 period, principally due to increases in market share and new customers.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  Global demand for raw materials has also resulted in higher prices for polypropylene.  Prices for polypropylene resin increased substantially in the 2011 periods as compared to the same periods in 2010, which adversely affected gross margin.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  Conwed Plastics believes that the increased competition for raw materials by foreign nations will continue to adversely impact raw material costs.  In addition, gross margins declined in the 2011 periods due to changes in the product mix.

Selling, general and other expenses for the three and nine month 2011 periods includes a charge to write-off an intangible asset due to the loss of a major customer in Mexico of $502,000, and for the nine month 2011 period includes severance costs and professional fees related to employment matters aggregating $634,000.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues and other income	$36,307	$31,850	$100,510	$81,899

Expenses:
Direct operating expenses	26,381	27,240	71,016	69,525
Interest	26	299	115	970
Salaries and incentive compensation	1,119	1,273	3,328	2,576
Depreciation and amortization	5,218	6,460	15,801	19,220
Selling, general and other expenses	1,453	1,952	4,037	5,755
	34,197	37,224	94,297	98,046

Income (loss) before income taxes	$2,110	$(5,374)	$6,213	$(16,147)

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and oil, levels of natural gas and oil in storage and the supply of drilling rigs available in the marketplace.  The exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase, which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity, drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  Keen’s rig utilization and dayrates increased substantially during the three and nine month 2011 periods as compared to the same periods of 2010, as the negative impact of low natural gas prices was partially offset by a greater proportion of Keen’s customers using its rigs to drill for oil rather than natural gas.  In January 2011, Keen sold its 12 older mechanical rigs and recognized a gain of $937,000.  During the three and nine month 2010 periods, these 12 rigs generated revenues of $5,599,000 and $15,492,000, respectively; only three of these rigs were operating under contract at the end of 2010 and generated revenues of $638,000 during the first quarter of 2011.

Direct operating expenses reflected $2,522,000 and $4,178,000, respectively, for the three and nine month 2011 periods and $2,752,000 and $6,576,000, respectively, for the three and nine month 2010 periods, of costs incurred for major maintenance and repair projects and to make certain of its rigs operational following periods when they were not in use.  Direct operating expenses also reflected $2,320,000 of greater salaries and bonuses for the nine month 2011 period as compared to the same period in 2010, primarily due to wage increases.  Salaries and incentive compensation expense increased in the nine month 2011 period as compared to the same period in 2010, primarily due to greater accrued incentive bonus expense.  Depreciation and amortization expense for the three and nine month 2011 periods declined as compared to the same periods in 2010 principally due to the sale of certain rigs discussed above.

Gaming Entertainment

A summary of results of operations for Premier for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues and other income	$28,616	$31,080	$89,918	$86,246

Expenses:
Direct operating expenses	21,184	22,153	65,006	62,781
Interest	–	42	33	244
Salaries and incentive compensation	629	504	1,868	1,479
Depreciation and amortization	4,177	4,147	12,561	12,568
Selling, general and other expenses	637	11,708	(32)	13,482
	26,627	38,554	79,436	90,554

Income (loss) before income taxes	$1,989	$(7,474)	$10,482	$(4,308)

Premier’s gaming revenues decreased 9% for the three month 2011 period and increased 4.5% for the nine month 2011 period as compared to the same periods in 2010.  The decrease in the three month 2011 period is primarily due to a decline in revenues from table games due to a large payout to a single customer.  The nine month period also reflects this decline in table games offset by slot machine revenue, which increased due to customer loyalty programs and enhancements implemented beginning in the third quarter of 2010.  During the three and nine month periods ended September 30, 2011, overall gaming revenues for the entire Biloxi market declined approximately 5% and 1%, respectively, as compared to the same periods in the prior year.

The increase in direct operating expenses in the nine month 2011 period as compared to the 2010 period primarily reflects greater marketing and promotional costs, employee benefits costs, food and beverage costs and gaming taxes.

As more fully described in the 2010 10-K, during the third quarter of 2010 Premier recorded in selling, general and other expenses a loss for the award of $11,200,000, including interest, to the former holders of Premier’s bond debt as a result of a decision by the Bankruptcy Court for the Southern District of Mississippi.  Premier filed a notice of appeal of the Bankruptcy Court’s decision and no amounts were paid while the appeal was pending.  On April 8, 2011, Premier entered into an agreement to settle the litigation with its former noteholders for $9,000,000.  As a result, Premier reduced the liability for the award and credited selling, general and other expenses for $2,241,000 in the nine month 2011 period.  All litigation with respect to Premier’s chapter 11 restructuring has been settled.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues and other income	$3,110	$4,933	$91,861	$13,120

Expenses:
Interest	–	509	34	1,526
Depreciation and amortization	854	1,518	2,602	4,749
Other operating expenses	3,048	3,085	8,744	10,668
	3,902	5,112	11,380	16,943

Income (loss) before income taxes	$(792)	$(179)	$80,481	$(3,823)

Revenues and other income for the nine month 2011 period include a gain on forgiveness of debt of $81,848,000 related to the Myrtle Beach project.  As more fully discussed in the 2010 10-K, in January 2011 a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000 at December 31, 2010.  During 2009 and the fourth quarter of 2010, the Company had recognized impairment charges related to this project aggregating $114,900,000.  Revenues and other income for the three and nine month 2010 periods include a $1,200,000 gain for an insurance settlement.

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

Medical Product Development

A summary of results of operations for Sangart for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues and other income	$105	$6	$278	$11

Expenses:
Salaries and incentive compensation	3,190	2,515	9,436	6,691
Depreciation and amortization	214	221	635	653
Selling, general and other expenses	15,158	7,012	22,107	15,569
	18,562	9,748	32,178	22,913

Loss before income taxes	$(18,457)	$(9,742)	$(31,900)	$(22,902)

Sangart’s results for the three and nine months ended September 30, 2011 reflect $10,850,000 and $13,113,000, respectively, of greater research and development costs (including $10,000,000 in the three and nine month 2011 periods related to a new patent license), as well as increased costs primarily related to preparation for and commencement of a larger Phase II clinical study of MP4OX in trauma patients.  In addition, Sangart’s results for the three and nine month 2011 periods reflect a reduction in selling, general and other expenses of $3,211,000 and $9,059,000, respectively, related to share-based awards previously granted to a former officer.  The fair value of these share-based awards increased during the three and nine months periods ended September 30, 2010 but declined during the nine months ending September 2011; accordingly, in 2011 Sangart reduced the liability and credited selling, general and other expenses.  Salaries and incentive compensation expense increased in the three and nine month periods of 2011 principally due to higher headcount.

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

Other Operations

A summary of results of operations for other operations for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues and other income	$18,882	$14,262	$49,628	$51,636

Expenses:
Interest	–	2	1	11
Salaries and incentive compensation	2,235	2,228	6,315	6,401
Depreciation and amortization	1,523	1,100	4,012	2,893
Selling, general and other expenses	15,596	21,305	53,765	54,312
	19,354	24,635	64,093	63,617

Loss before income taxes	$(472)	$(10,373)	$(14,465)	$(11,981)

Revenues and other income includes $1,847,000 and $306,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $4,726,000 and $9,457,000 for the nine month periods ended September 30, 2011 and 2010, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  The change in revenues and other income for the three and nine month 2011 periods also reflects $4,991,000 and $8,823,000, respectively, of increased revenues at the winery operations, $1,408,000 and $3,683,000, respectively, of less income from a property rental business and $939,000 and $1,899,000, respectively, of less income from purchased delinquent credit card receivables.  Selling, general and other expenses include $4,625,000 and $4,930,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $23,156,000 and $18,413,000 for the nine month periods ended September 30, 2011 and 2010, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses for the 2010 periods also reflect $4,326,000 for other operations’ portion of a settlement charge in connection with the termination and settlement of the Company’s frozen defined benefit plan, and a $3,000,000 charge for a settlement with certain insurance companies.  The change in selling, general and other expenses for the three and nine month 2011 periods as compared to the same periods in 2010 also reflects $3,281,000 and $6,819,000, respectively, of greater costs at the winery operations and lower costs at the property rental business.  Selling, general and other expenses for the nine month 2010 period also reflect charges of $1,572,000 at the winery operations to reduce the carrying amount of wine inventory.

Corporate

A summary of results of operations for corporate for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues and other income (including net
securities gains (losses))	$85,666	$42,469	$749,514	$298,120

Expenses:
Interest	27,512	30,501	84,169	91,583
Salaries and incentive compensation	(514)	11,727	28,453	22,922
Depreciation and amortization	5,581	5,267	16,065	15,713
Selling, general and other expenses	19,566	22,001	58,052	48,349
	52,145	69,496	186,739	178,567

Income (loss) before income taxes	$33,521	$(27,027)	$562,775	$119,553

Net securities gains (losses) for Corporate aggregated $7,275,000 for the three month 2011 period and were not material for the three month 2010 period, and $539,219,000 and $170,416,000 for the nine months ended September 30, 2011 and 2010, respectively.  Net securities gains (losses) include gains of $527,351,000 and $94,918,000 for the nine month 2011 and 2010 periods, respectively, resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue, and for the nine month 2010 period a gain of $66,200,000 from the sale of the Company’s investment in LPH.  Net securities gains (losses) are net of impairment charges of $90,000 and $188,000 for the three month 2011 and 2010 periods, respectively, and $1,595,000 and $1,707,000 for the nine month 2011 and 2010 periods, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income increased $8,557,000 and $23,157,000 in the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010, principally due to greater investment income due to a larger amount of fixed income securities, and for the three and nine month periods due to a cash dividends of $6,031,000   and $13,726,000, respectively, paid on Fortescue’s common shares.  Other income, which increased $27,301,000 and $59,434,000, respectively, in the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010, includes $63,723,000 and $36,123,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $168,239,000 and $104,381,000 for the nine month periods ended September 30, 2011 and 2010, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year.  Depreciation and amortization expenses include prepaid mining interest amortization of $3,037,000 and $2,510,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $8,187,000 and $7,448,000 for the nine month periods ended September 30, 2011 and 2010, respectively, which is being amortized over time in proportion to the amount of ore produced.  Other income for the nine month 2010 period also includes a gain for a legal settlement of $2,107,000.

The decrease in interest expense for the three and nine month 2011 periods as compared to the same periods in 2010 primarily reflects decreased interest expense related to the repurchase of certain of the Company’s debt securities during 2010 and the first half of 2011.

Salaries and incentive compensation expense decreased in the three month 2011 period as compared to the same period in 2010 principally due to lower accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan offset by greater share-based compensation expense. Salaries and incentive compensation expense increased in the nine month 2011 period as compared to the same period in 2010 principally due to greater share-based compensation expense offset by lower accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan. Bonus accruals under this bonus plan, which are based on a percentage of pre-tax profits as defined in the plan, decreased by $16,280,000 and $10,709,000, respectively, for the three and nine month 2011 periods as compared to the same periods in 2010. The Company recorded share-based compensation expense of $4,319,000 and $645,000, respectively, for the three month periods ended September 30, 2011 and 2010, and $18,616,000 and $3,254,000, respectively, for the nine month periods ended September 30, 2011 and 2010, relating to grants made under the Company’s fixed stock option plan, and the Company’s senior executive warrant plan.  Share-based compensation expense increased in the three and nine month 2011 periods as compared to the same periods in 2010 due to the warrants granted under the Company’s senior executive warrant plan in the second quarter of 2011.

Selling, general and other expenses includes $6,352,000 for the nine month 2011 period and $1,029,000 for the three and nine month 2010 periods of expenses related to the repurchase of certain of the Company’s debt securities.  Selling, general and other expenses for the three and nine month 2010 periods also includes $8,403,000 for Corporate’s portion of the defined benefit pension plan settlement charge.  Selling, general and other expenses for the three and nine month 2011 periods as compared to the same periods in 2010 also reflects greater legal and other professional fees of $5,832,000 and $9,194,000, respectively, increased insurance expense of $404,000 and $1,295,000, respectively, and, for the nine month period, higher corporate aircraft expense of $1,769,000.  Selling, general and other expenses for the nine month 2010 period includes $2,502,000 of costs for the investigation of investment opportunities.

Prior to December 31, 2010, the Company had a full valuation allowance against its net federal deferred tax asset, including its available federal NOLs.  As more fully discussed in the 2010 10-K, a substantial portion of the valuation allowance was reversed as a credit to income tax expense at December 31, 2010; accordingly, in subsequent periods the Company’s effective tax rate is expected to approximate the federal statutory rate, after allowing for the impact of state income taxes, foreign taxes and other adjustments, including adjustments to the amount of unrecognized tax benefits, if any.  The provisions for income taxes for the three and nine month periods ended September 30, 2010 include $3,613,000 and $10,680,000, respectively, for foreign taxes principally related to interest on the FMG Note.

For the nine months ended September 30, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes for the three and nine month periods ended September 30, 2011 also include $4,344,000 and $12,085,000, respectively, for foreign taxes principally related to interest on the FMG Note, and for the nine month period a dividend paid by Fortescue.  These charges are the principal reason why the Company’s effective tax rate is greater than the federal statutory rate in 2011.

Since the Company had carried a full valuation allowance against its net federal deferred tax asset during interim periods in 2010, no regular federal income tax expense or benefit for interim periods was recorded.  However, the Company had been recording provisions or benefits for deferred federal minimum taxes payable, due to material unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  As more fully described in the 2010 10-K, if these gains were realized, the Company would have been able to use its NOLs to fully offset the federal income taxes that would have been due, but would have had to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would have been fully reserved for in the net deferred tax asset valuation allowance.  In the third quarter of 2010, the Company was able to make an election that permitted it to use a portion of its NOLs to fully offset federal minimum taxable income, and as a result $11,594,000 of deferred federal minimum tax liabilities, which had been recorded in prior periods, were reversed.

Associated Companies

Income (losses) related to associated companies for the three and nine month periods ended September 30, 2011 and 2010 includes the following (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010

Jefferies	$(431,755)	$81,866	$(751,270)	$(39,597)
Mueller	(5,363)	–	(5,363)	–
ACF	–	211,539	–	182,216
JHYH	(18,293)	72	(4,368)	2,588
Berkadia	(5,561)	3,043	16,135	13,336
CLC	–	23,804	–	(13,064)
Garcadia	5,595	4,030	14,593	11,364
HomeFed	590	222	168	(670)
Pershing Square	–	2,110	–	3,033
Brooklyn Renaissance Plaza	1,211	232	3,925	446
Other	(4,752)	(5,588)	(2,260)	(13,747)
Income (losses) related to associated companies
before income taxes	(458,328)	321,330	(728,440)	145,905
Income tax benefit	161,516	3,382	257,784	8,079
Income (losses) related to associated companies,
net of taxes	$(296,812)	$324,712	$(470,656)	$153,984

As discussed above, the Company accounts for its investments in ACF, Jefferies and Mueller at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.  The Company’s investment in ACF was sold in October 2010.

The Company’s investment in CLC was sold in 2010.

During 2010, the Company fully redeemed its interest in Pershing Square by transferring its equity into a larger, more diversified investment partnership fund managed by the same manager.  The Company’s percentage ownership interest in this larger investment partnership is much smaller and does not qualify for the equity method of accounting.

Discontinued Operations

Property Management and Services

As discussed above, in September 2010, the Company sold ResortQuest and classified its historical operating results as a discontinued operation.  Pre-tax income of ResortQuest was $8,420,000 and $10,869,000 for the three and nine months ended September 30, 2010, respectively.

Telecommunications

As discussed above, in October 2010, the Company sold STi Prepaid and classified its historical operating results as a discontinued operation.  Pre-tax income of STi Prepaid was $5,282,000 and $1,931,000 for the three and nine months ended September 30, 2010, respectively.

Other Operations

As discussed above, in September 2010, the Company classified its power production business that burns waste biomass to produce electricity as held for sale and classified its historical operating results as a discontinued operation.  Pre-tax losses of this business were $166,000 and $26,072,000 for the three month 2011 and 2010 periods, respectively, and $3,445,000 and $29,491,000 for the nine month 2011 and 2010 periods, respectively.  Losses for the 2010 periods include an impairment charge of $25,321,000 to reduce the carrying amount of the business to its fair value.

During the nine month periods ended September 30, 2011 and 2010, the Company received and recognized as income from discontinued operations distributions totaling $2,748,000 and $9,508,000, respectively, from its subsidiary, Empire, which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities and entities that invest in publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing and commercial real estate markets; risks associated with the increased volatility in raw material prices and the availability of key raw materials; declines in the prices of base metals (primarily iron ore and copper); natural gas supplies and prices and the supply of drilling rigs in the marketplace; compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding and regulatory approvals to develop large scale energy projects and for medical product development and clinical trial activities; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of the Company’s investments.  For additional information see Part I, Item 1A. Risk Factors in the 2010 10-K and Part II, Item 1A. Risk Factors contained herein.

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

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The Company is adding to its risk factors the item listed below.

From time to time the Company may invest in illiquid securities that are subject to standstill agreements or are otherwise restricted.  The Company’s investment in Mueller is subject to a standstill agreement that expires in September 2013, that, among other things, restricts the Company’s ability to sell Mueller’s shares in certain circumstances.  Should the Company need to generate liquidity quickly, the standstill agreement would limit the Company’s ability to dispose of this investment while the agreement is effective.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: November 8, 2011	By:	/s/ Joseph A. Orlando
Name: Joseph A. Orlando
Title: Vice President and Chief Financial Officer

Exhibit Index

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity and (v) the Notes to Consolidated Financial Statements.