Form 10-K
period 2011-12-31
LEUCADIA NATIONAL CORP
filed 2012-02-27
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]   No  [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2011 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $6,776,967,000.

On February 16, 2012, the registrant had outstanding 244,582,588 Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2012 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business.

The Company

The Company is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including beef processing, manufacturing, land based contract oil and gas drilling, gaming entertainment, real estate activities, medical product development and winery operations.  The Company also has a significant investment in the common stock of Jefferies Group, Inc. (“Jefferies”), a full-service investment bank and Mueller Industries, Inc. (“Mueller”), a leading manufacturer of copper, brass, plastic, and aluminum products, both of which are accounted for at fair value.  The Company owns equity interests in operating businesses which are accounted for under the equity method of accounting, including a broker-dealer engaged in making markets and trading of high yield and special situation securities and a commercial mortgage origination and servicing business.  The Company concentrates on return on investment and cash flow to maximize long-term shareholder value.  Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses.  Changes in the mix of the Company’s businesses and investments should be expected.

Shareholders’ equity has grown from a deficit of $7,657,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company’s Chairman and President), to a positive shareholders’ equity of $6,174,396,000 at December 31, 2011, equal to a book value per common share of the Company (a “common share”) of negative $.04 at December 31, 1978 and $25.24 at December 31, 2011.  Shareholders’ equity and book value per share amounts have been reduced by the $811,925,000 special cash dividend paid in 1999.

In December 2011, the Company acquired 78.9% of National Beef Packing Company, LLC (“National Beef”) for aggregate net cash consideration of $867,869,000.  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.

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

The Company’s gaming entertainment operations are conducted through Premier Entertainment Biloxi LLC (“Premier”), which is the owner of the Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”), located in Biloxi, Mississippi.

The Company’s domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land.

The Company’s medical product development operations are conducted through Sangart, Inc. (“Sangart”).  Sangart is developing a product called MP4OX, which is a solution of cell-free hemoglobin administered intravenously to provide rapid oxygen delivery to oxygen deprived tissues.

The Company’s winery operations consist of Pine Ridge Vineyards in Napa Valley, California, Archery Summit in the Willamette Valley of Oregon, Chamisal Vineyards in the Edna Valley of California, Seghesio Family Vineyards in the Alexander and Russian River Valleys of California and a vineyard development project in the Columbia Valley of Washington.  The wineries primarily produce and sell wines in the premium, ultra premium and luxury segments of the premium table wine market.

The Company owns approximately 28.2% of the outstanding common shares of Jefferies, a company listed on the New York Stock Exchange (“NYSE”) (Symbol: JEF).  Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.

During 2011, the Company acquired approximately 27.3% of the outstanding common shares of Mueller, a company listed on the NYSE (Symbol: MLI), for aggregate cash consideration of $408,558,000.  Mueller is a leading manufacturer of copper, brass, plastic, and aluminum products.

The Company owns an equity investment in Jefferies High Yield Holdings, LLC (“JHYH”).  Through its wholly-owned subsidiary, JHYH makes markets in high yield and special situation securities and provides research coverage on these types of securities.

The Company owns a 50% equity interest in Berkadia Commercial Mortgage LLC (“Berkadia”), a joint venture with Berkshire Hathaway Inc. (“Berkshire Hathaway”).  Berkadia is engaged in the commercial mortgage origination and servicing business.

In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd (“Fortescue”) and its subsidiary, FMG Chichester Pty Ltd (“FMG”), the Company invested in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol:  FMG).  At December 31, 2011, the Company owned 130,586,000 common shares of Fortescue; however, the Company sold 100,000,000 Fortescue common shares for net cash proceeds of $506,490,000 in January 2012.  The Company also owns a $100,000,000 unsecured note of FMG that matures in August 2019 (the “FMG Note”); interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from two specified project areas.  As further described below, the Company is currently engaged in litigation with Fortescue concerning Fortescue’s assertion that it has the ability to dilute the interest payable to the Company by issuing additional notes identical to the Company’s note.

The Company and certain of its subsidiaries have federal income tax net operating loss carryforwards (“NOLs”) of approximately $4,738,150,000 at December 31, 2011.  For more information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Associated companies include equity interests in other entities that the Company accounts for under the equity method of accounting.  Investments in associated companies that are accounted for under the equity method of accounting include HomeFed Corporation (“HomeFed”), a corporation engaged in real estate activities, Linkem S.p.A. (“Linkem”), a wireless broadband services provider in Italy, JHYH, Berkadia and Garcadia, a joint venture that owns automobile dealerships.  Associated companies also include the Company’s investments in Jefferies and Mueller which are accounted for at fair value rather than under the equity method of accounting.

Corporate assets primarily consist of the deferred tax asset, investments and cash and cash equivalents and corporate revenues primarily consist of investment and other income and securities gains and losses.  Corporate assets include the Company’s investment in Fortescue and in the common shares of Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has a manufacturing and sales facility located in Belgium, National Beef has sales offices in and exports its products to various countries and the Company owns a small Caribbean-based telecommunications provider; these are the only foreign operations with non-U.S. revenue or assets that the Company consolidates.  Unconsolidated non-U.S. based investments include the investments in Fortescue, Inmet and Linkem.

Certain information concerning the Company’s segments is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired, which was November 2009 for Keen and December 30, 2011 for National Beef.  Since National Beef’s operating activities subsequent to the acquisition during 2011 were not significant they have not been included in the Company’s 2011 consolidated statement of operations.  Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes and identifiable assets employed.

	2011	2010	2009
	(In thousands)
Revenues and other income (a):
Manufacturing:
Idaho Timber	$159,026	$172,908	$142,709
Conwed Plastics	85,961	87,073	82,094
Oil and Gas Drilling Services (b)	136,146	116,560	60,459
Gaming Entertainment	117,238	114,809	103,583
Domestic Real Estate	96,501	17,075	30,637
Medical Product Development	378	123	5,147
Other Operations (c)	69,038	67,119	51,764
Corporate (d)	906,480	744,337	98,815
Total consolidated revenues and other income	$1,570,768	$1,320,004	$575,208

Income (loss) from continuing operations before income taxes:
Manufacturing:
Idaho Timber	$(3,787)	$547	$(12,680)
Conwed Plastics	5,916	8,803	11,578
Oil and Gas Drilling Services (b)	3,533	(13,937)	46,738
Gaming Entertainment	12,616	(2,159)	2,379
Domestic Real Estate	80,919	(54,935)	(71,298)
Medical Product Development	(42,696)	(25,443)	(23,818)
Other Operations (c)	(24,374)	(17,487)	(26,434)
Income (loss) related to Associated Companies	(612,362)	375,021	805,803
Corporate (d)	648,861	473,614	(167,619)
Total consolidated income from continuing
operations before income taxes	$68,626	$744,024	$564,649

Depreciation and amortization expenses:
Manufacturing: (e)
Idaho Timber	$5,299	$6,131	$8,631
Conwed Plastics	6,509	9,068	8,476
Oil and Gas Drilling Services	21,051	25,447	3,103
Gaming Entertainment	16,785	16,657	16,532
Domestic Real Estate	3,461	6,163	8,408
Medical Product Development	845	870	836
Other Operations (e)	9,922	7,183	8,125
Corporate	23,296	20,979	18,441
Total consolidated depreciation and amortization expenses	$87,168	$92,498	$72,552

Identifiable assets employed:
Beef Processing	$1,786,855	$–	$–
Manufacturing:
Idaho Timber	71,859	84,436	94,211
Conwed Plastics	56,539	60,822	67,940
Oil and Gas Drilling Services	224,563	237,212	257,086
Gaming Entertainment	243,888	253,221	266,951
Domestic Real Estate	254,885	255,027	311,571
Medical Product Development	27,893	16,950	26,702
Other Operations	226,306	167,535	158,326
Investments in Associated Companies	1,991,795	2,274,163	2,764,885
Corporate	4,378,606	6,000,932	2,652,422
Assets of discontinued operations	–	–	162,270
Total consolidated assets	$9,263,189	$9,350,298	$6,762,364

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)
Investment and other income for oil and gas drilling services includes a bargain purchase gain of $49,345,000 in 2009.  For more information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)
Other operations include pre-tax losses of $28,598,000, $16,076,000 and $25,324,000 for the years ended December 31, 2011, 2010 and 2009, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues or identifiable assets associated with these activities in any period; however, other income includes $5,366,000 and $11,143,000 in 2011 and 2010, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

(d)
Net securities gains (losses) for Corporate aggregated $641,480,000, $179,494,000 and $(21,106,000) during 2011, 2010 and 2009, respectively.  Corporate net securities gains (losses) are net of impairment charges of $3,586,000, $2,474,000 and $31,420,000 during 2011, 2010 and 2009, respectively.  In 2011, security gains included gains of $628,197,000 from the sale of certain of the Company’s common shares of Fortescue.  In 2010, security gains include a gain of $66,200,000 from the sale of the Company’s investment in Light and Power Holdings, Ltd. (“LPH”), the parent company of the principal electric utility in Barbados, and a gain of $94,918,000 from the sale of certain of the Company’s common shares of Fortescue.  Corporate investment and other income includes the gain on sale of the Company’s remaining interest in the Cobre Las Cruces copper mining project (“Las Cruces”) to Inmet of $383,369,000 in 2010.

(e)	Includes amounts classified as cost of sales.

(f)	For the years ended December 31, 2011, 2010 and 2009, interest expense was primarily comprised of Corporate; interest expense for other segments was not significant.

At December 31, 2011, the Company and its consolidated subsidiaries had 11,711 full-time employees.

Beef Processing

Business Description

    The Company acquired 78.9% of National Beef for aggregate net cash consideration of $867,869,000 on December 30, 2011.  National Beef, headquartered in Kansas City, Missouri, is one of the largest beef processing companies in the U.S., accounting for approximately 14% of the federally inspected steer and heifer slaughter during 2011, as reported by the United States Department of Agriculture (“USDA”).   National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.

Beef production, from the birth of the animal through the delivery of beef products to the customer, is comprised of two primary segments, production and processing.  The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  The production segment bears the cost of feeding the cattle to the appropriate market weights and has direct financial exposure to the volatility in grain and other input costs.  Beef processors like National Beef are primarily “spread” operators, earning margin between the selling price for their products and the cost of procuring and processing the cattle.

    Approximately 90% of National Beef’s revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product.  In addition, National Beef sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  National Beef also owns 75% of Kansas City Steak Company, LLC (“Kansas City Steak”), which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.

    National Beef operates a wet blue tanning facility that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  Wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather.  National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties.

    The seasonal demand for beef products is generally highest in the spring and summer months.

Sales and Marketing

    The sales office for National Beef’s domestic operations is responsible for selling and coordinating the movement of approximately 50 million pounds per week of boxed beef products to customers.  National Beef markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and distributors, further processors and the United States military.  National Beef exports products to more than 30 countries; export sales currently represent approximately 12% of annual revenues.  In 2011, Wal-Mart and its affiliate, Sam’s Club, represented approximately 9% of National Beef’s revenues, and its top 10 customers accounted for approximately 30% of revenues.  Wal-Mart purchases a substantial portion of National Beef’s case-ready products.

National Beef emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, case-ready beef, portion control beef and further processed hides.  National Beef believes its value-added products can command higher prices than commodity products because of National Beef’s ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers.  In addition to the value-added brands that National Beef owns, National Beef licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

Raw Materials and Procurement

The primary raw material for the processing plants is live cattle. The domestic beef industry is characterized by cattle prices that change daily based on seasonal consumption patterns, overall supply and demand for beef and other proteins, cattle inventory levels, weather and other factors.

National Beef has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”), the current owner of a 15% interest in National Beef that sold a substantial portion of its ownership interest to the Company.  National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement is for an initial five year term, with automatic one year extensions on each annual anniversary date of the Company’s acquisition of National Beef, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.  During its most recent fiscal year, National Beef purchased approximately 20% of the total cattle it processed from USPB members pursuant to a previous cattle supply agreement.  National Beef also purchased additional cattle from certain USPB members outside of the cattle supply agreement.

Cattle are also purchased through cash bids and other arrangements from cattle producers in primary and secondary markets.  National Beef purchases cattle from nearly 1,000 suppliers annually.

Processing Facilities

National Beef owns three beef processing facilities located in Liberal, Kansas, Dodge City, Kansas, and Brawley, California.  The Liberal and Dodge City facilities can each process approximately 6,000 cattle per day, and the Brawley facility approximately 2,000 cattle per day.  National Beef owns case-ready facilities in Hummels Wharf, Pennsylvania (approximately 79,000 square feet) and Moultrie, Georgia (approximately 114,000 square feet), and the wet blue tanning facility in St. Joseph, Missouri (approximately 221,000 square feet).  The Kansas City Steak processing facility is located in Kansas City, Kansas (approximately 63,000 square feet).

Competition

The beef processing industry is highly competitive.  Competition exists both in the purchase of live cattle, as well as in the sale of beef products.  Beef products compete with other protein sources, including pork and poultry, but National Beef’s principal competition comes from other beef processors.  National Beef believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations (such as food safety interventions and packaging technologies) and brand loyalty.  Some of National Beef’s competitors have substantially larger beef operations, greater financial and other resources and wider brand recognition for their products.

Regulation and Environmental

National Beef’s operations are subject to extensive regulation by the USDA including its Food Safety and Inspection Service (“FSIS”) and its Grain Inspection, Packers and Stockyards Administration (“GIPSA”), the Food and Drug Administration (“FDA”), the U.S. Environmental Protection Agency (“EPA”) and other state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.

National Beef’s domestic operations are subject to the Packers and Stockyards Act of 1921 (“PSA”).  Among other things, this statute generally requires National Beef to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price.  Under the PSA, National Beef must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment.  At December 31, 2011, National Beef has obtained from an insurance company a surety bond in the amount of $40,900,000 to satisfy these requirements.

    The Dodge City and Liberal facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act.  The Liberal permit expired on January 25, 2010, but has been administratively extended pending renewal by the Kansas Department of Health and Environment.  The Brawley and St. Joseph facilities are subject to secondary air permits which are in place.  The Dodge City, Liberal, Hummels Wharf, Moultrie and Brawley facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant.

All of National Beef’s plants are indirect dischargers of wastewater to publicly owned treatment works and are subject to requirements under the federal Clean Water Act, state and municipal laws, as well as agreements or permits with municipal or county authorities.  Upon renewal of these agreements and permits, National Beef is from time to time required to make capital expenditures to upgrade or expand wastewater treatment facilities to address new and more stringent discharge requirements imposed at the time of renewal.  Storm water discharges from National Beef’s plants are also regulated by state and local authorities.

All of National Beef’s facilities generate solid wastestreams including small quantities of hazardous wastes.  National Beef is subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites; however, National Beef has not received any demands that it has any liability at sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or state counterparts.  All plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on facility premises.

Employees

National Beef has approximately 9,400 employees, of which approximately 4,000 are currently represented by collective bargaining agreements.  Approximately 2,800 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2012.  Approximately 1,100 employees at the Brawley plant are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire in December 2013.  Approximately 100 employees at the St. Joseph plant are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in May 2014.

The employees at the Dodge City plant voted in favor of union representation by the United Food and Commercial Workers International Union in November 2011.  The union has been certified as the representative of a bargaining unit of approximately 2,600 employees in production and maintenance, shipping and receiving, grounds keeping and the warehouse.

Manufacturing
Idaho Timber

Business Description

Idaho Timber, which was acquired in May 2005, is headquartered in Boise, Idaho and is engaged in the manufacture and/or distribution of various wood products.  Idaho Timber’s principal product lines include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4” radius-edge, pine decking.  The net book value of the Company’s investment in Idaho Timber was $64,725,000 at December 31, 2011.

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

Home center board products are principally sold to large home improvement retailers.  Idaho Timber purchases high-grade boards from sawmills, performs minor re-work on those boards to upgrade the quality, and then packages and bar codes those boards according to customer specifications.  Idaho Timber also operates a sawmill in Arkansas to produce its 5/4” radius-edge, pine decking products.

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

Sales and Marketing

Idaho Timber primarily markets to local, regional and national lumber retailers for its dimension lumber products, home improvement centers for its home center board products and decking treaters for its sawmill product, and other resellers of home construction materials.  For dimension lumber products, sales are primarily generated at each of the plants, with a dedicated sales force located in the same geographic region as the customers the plant serves.  Board and decking products are sold and managed centrally.  Sales of home center board products are heavily dependent on national home center chains.  Idaho Timber’s sales are somewhat concentrated in regions where its facilities are located, with the largest being Florida, 15%; North Carolina, 14%; and Texas, 14%.

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

Plastics Manufacturing

Business Description

Through Conwed Plastics, which was acquired in March 1985, the Company manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products.  These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention.  The net book value of the Company’s investment in Conwed Plastics was $46,270,000 at December 31, 2011.

Certain products of Conwed Plastics are proprietary, protected by patents and/or trade secrets.  The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof.  The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a significant effect on its operations.

Sales and Marketing

Products are marketed both domestically and internationally, with approximately 24% of 2011 revenues generated by customers from Europe, Latin America, Japan and Australia.  Products are sold primarily through an employee sales force, located in the U.S. and Europe.  Conwed Plastics emphasizes development of new products and new applications of existing products to grow its revenues.  New product development focuses on market niches where proprietary technology and expertise can lead to sustainable competitive economic advantages.  Approximately half of Conwed Plastics’ revenues are generated on a make to order basis.

Competition

Conwed Plastics is subject to domestic and international competition, generally on the basis of price, service and quality.  Conwed Plastics has 3 to 5 competitors in most of its market segments but the size and type of its competition varies by market segment.  Additionally, certain products are dependent on cyclical industries, including the construction industry.  The cost of the principal raw material used in its products, polypropylene, has increased by approximately 20% over the last three years, a continuing trend that started in 2002.  The price of polypropylene has historically fluctuated with the price of oil and natural gas but growing economies in China and India have resulted in increased demand for raw materials and raised prices globally.

Oil and Gas Drilling Services

Business Description

Keen is a land based contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to independent oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S.  Keen currently operates drilling rigs in Oklahoma, Texas, Arkansas and Louisiana.  Keen became a consolidated subsidiary in November 2009; the net book value of the Company’s investment in Keen was $210,194,000 at December 31, 2011.

Keen, which has been in business since 1991, typically generates revenues through drilling contracts based on daily rates (daywork contracts), footage (charged by depth of the well) or based on a turnkey contract (fixed price to drill a well).  In 2011, all drilling services were performed pursuant to daywork contracts.  Keen supplies the drilling rig, all ancillary equipment and drilling personnel; all of Keen’s rigs are capable of drilling horizontal and directional wells.  Once Keen has drilled a well for a customer, the drilling rig will be moved off of the well and another service provider will use a service rig (a smaller rig) that is built for completions, which brings the well into production.  Keen has 26 drilling rigs in its fleet that have rated maximum depth capabilities ranging from 12,000 feet to 22,000 feet.  Keen also owns and operates a fleet of trucks, trailers and other construction equipment primarily used to take down, rig up and transport rigs between locations and to prepare the locations for drilling operations.

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

Sales and Marketing

Keen markets its drilling rigs to a number of independent oil and gas companies.  Most of Keen’s contracts are with established customers on a competitive bid or negotiated basis and may cover one well, a multi-well project or are entered into for a specified period of time.  At December 31, 2011, Keen has 6 drilling rigs under contract for a remaining term of more than 1 year, 14 rigs are operating under term contracts that will expire within the next 12 months, 2 are under well-to-well contracts with specific customers, and 4 are not currently under contract.

Keen’s business is fairly concentrated with its top eight customers accounting for over 77% of 2011 drilling revenues.  Two customers accounted for 34% of 2011 drilling revenues and six other customers each exceeded 5% of 2011 drilling revenues.

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

Gaming Entertainment

Business Description

Premier owns the Hard Rock Hotel & Casino Biloxi, located in Biloxi, Mississippi, which opened to the public on June 30, 2007.  Acquired in 2006, the Company owns all of Premier’s common units; including outstanding loans; the net book value of the Company’s investment in Premier was $227,028,000 at December 31, 2011.

The Hard Rock Hotel & Casino is located on a 10 acre site on the Mississippi Gulf Coast and has approximately 1,305 slot machines, 52 table games, six live poker tables, five restaurants (including a Hard Rock Café and Ruth’s Chris Steakhouse), a full service spa, an outdoor pool and deck, retail space, an eleven-story hotel with 325 rooms and suites and a Hard Rock Live! entertainment venue with a capacity of approximately 2,000 persons.  The Company is investigating a hotel expansion which would add 154 rooms at an estimated cost of $30,000,000.  If the Company decides to go forward, construction could begin in the second quarter of 2012.

Premier’s marketing strategy is to position the resort as a full service gaming, boutique hotel and entertainment resort catering to the Mississippi Gulf Coast marketplace and the southern region of the U.S.  The Mississippi Gulf Coast region is located along the Interstate 10 corridor and is within a ninety minute drive from the New Orleans metropolitan area, Mobile, Alabama and the Florida panhandle.  Premier’s primary means of marketing utilizes its database of customers for direct mail campaigns and promotional giveaways designed to reward customers and generate loyalty and repeat visits.  In addition, Premier benefits from the “Hard Rock” brand name which appeals to a broad range of customers.

The Hard Rock Biloxi’s casino is constructed over water on concrete pilings; however, the threat of hurricanes is a risk to the facility.  Premier’s current insurance policy provides up to $242,000,000 in coverage for damage to real and personal property including business interruption coverage.  The coverage is provided by a panel of U.S., Bermuda and London based insurers and is comprised of a $50,000,000 primary layer and three excess layers.  The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better.  Although the insurance policy is an all risk policy, any loss resulting from a weather catastrophe occurrence, which is defined to include damage caused by a named storm, is sublimited to $100,000,000 with a deductible of $5,000,000.

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

Domestic Real Estate

At December 31, 2011, the Company’s net investment in the domestic real estate segment was $245,700,000.  The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land.  Certain of the Company’s real estate investments and the real estate carrying values as of December 31, 2011 include: a large scale mixed-use development project with various residential, retail and commercial space located in Myrtle Beach, South Carolina ($33,787,000); approximately 73 acres of land used by Garcadia, the automobile dealership joint venture ($55,360,000); approximately 76 acres of land located on the island of Islesboro, Maine (approved for 13 residential waterfront lots) and 45 fully developed residential lots on approximately 120 acres of land located in Rockport, Maine on Penobscot Bay, ($46,146,000 in the aggregate); and a 15 acre, unentitled air rights parcel above the train tracks behind Union Station in Washington, D.C. ($11,543,000).  None of these projects is secured by any indebtedness.

The Company had previously entered into an agreement with the Panama City-Bay County Airport and Industrial District of Panama City, Florida to purchase approximately 708 acres of land which used to be the Panama City-Bay County International Airport.  The Company had placed $56,500,000 into escrow; the purchase price was subsequently adjusted to $51,870,000, the excess funds were returned and the transaction closed in February 2012.  The Company intends to develop the property into a mixed use community with residential, retail, commercial, educational and office sites.  The project is fully entitled and zoned for 3,200 residential units and 700,000 square feet of commercial space and includes a permitted marina with 117 slips. Development of the property is subject to completion of project design and obtaining required development and construction permits, the timing of which is uncertain.

The Company owns approximately 31.4% of the outstanding common stock of HomeFed.  In addition, as a result of a 1998 distribution to all of the Company’s shareholders, approximately 7.7% and 9.4% of HomeFed is owned by the Company’s Chairman and President, respectively.  HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California.  The Company accounts for its investment in HomeFed under the equity method of accounting.  At December 31, 2011, its investment had a carrying value of $47,493,000, which is included in investments in associated companies.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  Detailed financial and other information about HomeFed may be found on its website (www.homefedcorporation.com).

Residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including markets in which the Company has real estate projects.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  The Company is not actively soliciting bids for developed and undeveloped lots in Maine, and has deferred its development plans for certain other projects as well.  The Company intends to wait for market conditions to improve before marketing certain of its projects for sale.

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

Medical Product Development

Business Description

At December 31, 2011, the Company owned approximately 96% of Sangart, a development stage biopharmaceutical company principally engaged in developing medicines designed to enhance the oxygenation of oxygen deprived tissues through targeted oxygen delivery.  The Company has invested an aggregate of $211,648,000 in Sangart, principally to help fund Sangart’s ongoing product development activities and overhead costs.  Sangart became a consolidated subsidiary in 2005; the net book value of the Company’s investment in Sangart was $16,356,000 at December 31, 2011.

In 2002, Sangart commenced human clinical trials of MP4OX, a solution of cell-free hemoglobin administered intravenously to provide rapid oxygen delivery to ischemic (oxygen deprived) tissues.  The basis for Sangart’s technology is the result of more than 20 years of research in the understanding of how hemoglobin (the oxygen carrier in red blood cells) functions outside of red blood cells in a cell-free environment and how it can be used in conjunction with normal red blood cells to enhance oxygen delivery to organ tissue.  MP4 products are made from purified human hemoglobin that is extracted from fully screened and tested outdated human blood obtained from accredited blood centers, which is then bound to polyethylene glycol molecules using Sangart’s proprietary processes.  Sangart’s manufacturing process is able to generate approximately four units of MP4OX using a single unit of blood.  Sangart owns or exclusively licenses eighteen U.S. patents and has more than thirty applications pending worldwide covering product composition, manufacturing or methods of use.   Patents applicable to the MP4 technology do not begin to expire until 2017.

During 2010, Sangart completed a Phase 2 proof of concept clinical trial of MP4OX in trauma patients in Europe and South Africa.  Study results were considered to be successful and supported the conduct of a larger Phase 2 clinical study in trauma patients, which commenced in the second quarter of 2011.  If this larger Phase 2 study were to be successful, Sangart would have to conduct Phase 3 clinical studies in trauma patients.  Completing these studies will take several years at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.  Sangart also recently commenced a Phase 1b clinical study involving its MP4CO product to treat sickle cell disease patients.  If this Phase 1b study were to be successful, Sangart would have to conduct Phase 2 and Phase 3 clinical studies in sickle cell disease patients, at substantial cost, prior to requesting marketing approval for the product.

In addition to obtaining requisite regulatory approvals for the manufacture and sale of MP4 products, including approval of a manufacturing facility which has yet to be built, Sangart would have to create sales, marketing and distribution capabilities prior to any commercial launch, either directly or in partnership with a service provider.  In recent years, substantially all of the funding needed for MP4 development has come from the Company, and the Company expects to provide Sangart with sufficient capital to fund its activities during 2012.  Thereafter, significant additional funding will be needed prior to regulatory approval and commercial launch; the source of such funding has not as yet been determined.

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

Government Regulation

As a product intended for medical use, clinical trials, marketing approval, manufacturing and distribution of MP4 is highly regulated.  An application for marketing approval may only be made after the safety and effectiveness of the product has been demonstrated, including through human clinical trial data.  In the U.S., the FDA regulates medical products, including the category known as “biologics”, which includes MP4 products.  The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of MP4 products.

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

Other Operations

Wineries

The Company’s winery operations are managed under the umbrella name, Crimson Wine Group (“Crimson”).  Crimson is engaged in the production and sale of premium, ultra premium and luxury wines (i.e., wines that retail for $10 to $14, $14 to $25 and over $25 per 750ml bottle, respectively).  Crimson is headquartered in Napa, California and owns four wineries: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards and Seghesio Family Vineyards.  Pine Ridge was acquired in 1991 and has been conducting operations since 1978, the Company started Archery Summit in 1993, Chamisal Vineyards was acquired during 2008 and has been conducting operations since 1973, and Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895.  Crimson controls approximately 188 acres of vineyards in the Napa Valley, California, 120 acres of vineyards in the Willamette Valley, Oregon, 97 acres of vineyards in the Edna Valley, California, 231 acres in the Alexander Valley, California and 68 acres in the Russian River Valley, California, substantially all of which are owned and producing grapes.  Additionally, in 2005 and 2006, the Company acquired an aggregate of 611 acres of land in the Horse Heaven Hills of Washington’s Columbia Valley, of which approximately 87 acres have been developed into producing vineyards.  At December 31, 2011, the net book value of the Company’s aggregate investment in Crimson was $177,096,000.

During 2011, Crimson sold approximately 212,000 9-liter equivalent cases of wine generating revenues of $36,864,000.  Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  Consolidation at the distributor and retail level has increased which has added competitive pressure to increase marketing and sales spending and constrain pricing.  As permitted under federal and local regulations, Crimson has also been placing increasing emphasis on direct sales to consumers, which they are able to do through the internet, wine clubs and at the wineries’ tasting rooms.  During 2011, direct sales to consumers represented 15% of case sales and 39% of wine revenues.  Seghesio Family Vineyards has historically sold approximately 19% of its production to international markets, which Crimson expects to continue and expand with the export of products from its other wineries.

Crimson’s wines compete with small and large producers in the U.S., as well as with imported wines, and the ultimate consumer has many choices.  Demand for wine in the premium, ultra premium and luxury market segments can rise and fall with general economic conditions, and is also significantly affected by grape supply.  The demand for Crimson’s products is also affected by the ratings given the wines in industry and consumer publications.  In the current economic climate, consumer demand has shifted away from the higher-priced luxury segment to wines in the lower-priced premium and ultra premium categories.  Crimson’s production, sales and distribution activities are subject to regulation by agencies of both federal and state governments.

Energy Projects

    During the past few years, the Company has been incurring costs to investigate and evaluate the development of a number of large scale domestic energy projects.  These projects plan to use gasification technology to convert different types of low grade fossil fuels into clean energy products.  The Company has also invested in certain energy projects that do not plan to use gasification technologies.  The Company has expensed costs to investigate, evaluate and obtain various permits and approvals for its various energy projects of $33,964,000, $27,220,000 and $25,343,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Although there are a number of large scale projects the Company is currently investigating, the Company is not obligated to develop any of the projects, and no assurance can be given that the Company will be successful in fully developing any of these projects.  Any project that the Company might develop would likely require a significant equity investment, which the Company presently does not intend to fund by itself, the acquisition of substantial non-recourse borrowings to build the projects (total development costs for these types of projects range from $2.5 billion to $3.5 billion), the procurement of purchase commitments for long-term supplies of feedstock, long-term commitments from purchasers of the output, various permits and regulatory approvals and significant technological and engineering expertise to implement.  The investigation, evaluation and financing of these large scale projects will take years to complete.

The Company is currently evaluating the development of a gasification project which would be built in Louisiana by the Company’s wholly-owned subsidiary, Lake Charles Cogeneration LLC (“LCC”), for an estimated total cost of between $2,300,000,000 and $2,600,000,000.  LCC has been awarded $1,561,000,000 in tax exempt bonds to support the development of the project, which would be issued by the Lake Charles Harbor and Terminal District of Lake Charles, Louisiana, $128,000,000 of investment tax credits and received a $260,000,000 federal government grant for carbon capture and sequestration.  Receipt of these awards and grants are contingent upon satisfaction of numerous regulatory and other conditions.  The Company is not obligated to make equity contributions to LCC until it completes its investigation, the project is approved by the Company’s Board of Directors and significant financing has been obtained from third parties which has not been arranged.  The Lake Charles Cogeneration project is a new chemical manufacturing facility that plans to use proven quench gasification technology to produce various products from petroleum coke, a low grade solid fuel source.  LCC is evaluating the primary product options to be produced by the Lake Charles Cogeneration project, including methanol and hydrogen, and has signed two letters of intent for the majority of its production.  LCC has also entered into a 20-year contract for the sale of its entire carbon dioxide by-product stream which would be used for enhanced oil recovery.

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

    A subsidiary of the Company acquired a leasehold interest and certain permits to construct and operate an onshore liquefied natural gas (“LNG”) terminal and associated facilities in Warrenton, Oregon.  The project would include construction of an offshore dock and berth and onshore facilities to store up to 480,000 cubic meters of LNG.  The current plan includes construction of an approximate 121 mile long natural gas pipeline to connect to the U.S. natural gas transmission grid.  Due to the recent increases in U.S. natural gas production, LNG receiving and storage facilities now only play a role in niche markets, where insufficient pipeline infrastructure can create short-term shortages, and the Company is evaluating whether a facility focused on LNG exports would provide better returns.  Numerous regulatory permits and approvals and acquisitions of rights of way for the pipeline will be required before project construction can commence; construction of the terminal and associated facilities could potentially begin early in 2014.  Completion of the project is also subject to obtaining significant financing from third parties, which has not been arranged.

Other Investments

Berkadia

Berkadia, a joint venture between Berkshire Hathaway and the Company, acquired a commercial mortgage origination and servicing business in December 2009.  The Company and Berkshire Hathaway each have a 50% equity interest in Berkadia, and each party contributed $217,169,000 of equity capital to fund the acquisition.  At December 31, 2011, the net book value of the Company’s investment in Berkadia was $193,496,000.

Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions (“CMBS”), banks, insurance companies and other financial institutions.  Berkadia is an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA.  As of December 31, 2011, Berkadia serviced approximately 25,000 loans with an unpaid principal balance of $190 billion.

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

As a servicer, Berkadia is frequently responsible for managing, on behalf of its investors, the balances that are maintained in custodial accounts for the purposes of collecting and distributing principal and interest and for funding repairs, tenant improvements, taxes and insurance related to the mortgaged properties it services.  Berkadia derives certain economic benefits from investing these custodial accounts.  Such balances totaled in excess of $4 billion as of December 31, 2011.

Berkadia originates commercial real estate loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA using their underwriting guidelines, and will typically sell the loan shortly after it is funded.  Provided Berkadia adheres to their guidelines, these government related entities must purchase the loan at the face amount plus accrued interest; Berkadia retains the mortgage servicing rights.  In addition, as a condition to Fannie Mae’s delegation of responsibility for underwriting, originating and servicing of loans, Berkadia assumes a limited first-dollar and shared loss position throughout the term of each loan sold to Fannie Mae.

During 2011, Berkadia commenced originating commercial mortgage loans which are not part of the government agency programs.  Berkadia has a portfolio of loans that provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party (“Bridge loans”).  Berkadia may also from time to originate loans intended to be conveyed into CMBS transactions sponsored by third parties (“CMBS loans”).  Bridge loans are typically floating rate loans with 2 to 3 year maturities; CMBS loans are typically 10 year fixed rate loans that Berkadia intends to hold for 3 to 6 months pending sale to a securitization vehicle.  At December 31, 2011, $310,000,000 of such loans were outstanding, substantially all of which were Bridge loans.

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

Jefferies

The Company owns 58,006,024 Jefferies common shares (approximately 28.2% of the Jefferies outstanding common shares) for a total investment of $980,109,000.  The Company’s investment in Jefferies is classified as an investment in an associated company and is carried at fair value, which was $797,583,000 at December 31, 2011.  Jefferies has entered into a registration rights agreement covering all of the Jefferies common stock owned by the Company.  Jefferies is a full-service global investment bank and institutional securities firm serving companies and their investors.  Detailed financial and other information about Jefferies may be found on its website (www.jefferies.com).

In accordance with accounting principles generally accepted in the United States (“GAAP”), the Company is permitted to choose to measure many financial instruments and certain other items at fair value (the “fair value option”), and to report unrealized gains and losses on items for which the fair value option is elected in earnings.  The Company elected the fair value option to account for its investment in Jefferies rather than the equity method of accounting.  Income (losses) related to associated companies includes unrealized gains (losses) resulting from changes in the fair value of Jefferies of $(684,397,000), $143,298,000 and $469,820,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Mueller

During 2011, the Company acquired 10,422,859 common shares of Mueller, representing approximately 27.3% of the outstanding common shares of Mueller, for aggregate cash consideration of $408,558,000.  Mueller is a leading manufacturer of copper, brass, plastic, and aluminum products.  Detailed financial and other information about Mueller may be found on its website (www.muellerindustries.com).  In September 2011, the Company entered into a standstill agreement with Mueller for the two year period ending September 1, 2013, pursuant to which, among other things, subject to certain provisions the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, and not to increase its ownership interest to more than 27.5% of the outstanding Mueller common shares.  In addition, the Company has the right to nominate two directors to the board of directors of Mueller and Mueller has agreed to give the Company registration rights covering all of the Mueller shares of common stock owned by the Company.  Detailed financial and other information about Mueller may be found on its website (www.muellerindustries.com).

The Company elected the fair value option to account for its investment in Mueller rather than the equity method of accounting.  Income (losses) related to associated companies includes unrealized losses resulting from changes in the fair value of Mueller of $8,112,000 for the year ended December 31, 2011.  At December 31, 2011, the Company’s investment in Mueller was $400,446,000.

JHYH

During 2007, the Company and Jefferies formed JHYH and each initially committed to invest $600,000,000.  The Company invested $350,000,000 during 2007; any request for additional capital contributions from the Company requires the consent of the Company’s designees to the Jefferies board.  The Company does not anticipate making additional capital contributions.  JHYH owns Jefferies High Yield Trading, LLC (“JHYT”), a registered broker-dealer that is engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments.  JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities.  JHYT does not invest or make markets in sub-prime residential mortgage securities.

Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH’s board, and each own 50% of the voting securities.  The organizational documents also permit passive investors to invest up to $800,000,000 in JHYH.  Jefferies also received additional JHYH securities entitling it to 20% of the profits.  The voting and non-voting interests are entitled to a pro rata share of the balance of the profits of JHYH, and are mandatorily redeemable in 2013, with a mutual option to extend up to three additional one-year periods.  For the years ended December 31, 2011, 2010 and 2009, the Company recorded pre-tax income from this investment of $11,211,000, $20,053,000 and $37,249,000, respectively, under the equity method of accounting; at December 31, 2011, the Company’s investment in JHYH was $323,262,000.

Linkem

During 2011, the Company acquired approximately 37% of the common shares of Linkem, a wireless broadband services provider in Italy, for aggregate cash consideration of $88,575,000.  Linkem was established in 2001 to provide wireless broadband services to Italian consumers and in 2003 became the first national airport WiFi operator in Italy.  Subsequently, Linkem expanded its wireless networks to provide WiFi services over wider coverage areas.

In 2008, Linkem acquired wireless spectrum licenses in the 3.5GHz band and launched Italy’s first commercial 4G wireless service.  Linkem’s 4G service offers a variety of lower-cost options for broadband services on customer premises.  Unlike the U.S. and most of Western Europe, Italy does not have a national cable television system; as a result, Italy’s broadband penetration rate is among the lowest in Europe, and substantially all broadband services are provided using legacy copper telephone lines.

Linkem’s wireless spectrum licenses can provide geographic coverage to all of Italy.  Linkem has signed agreements with several large telecommunication companies for the use of their infrastructure, providing Linkem access to approximately 16,000 wireless towers throughout Italy.  At December 31, 2011, Linkem’s network includes over 600 wireless towers that can reach approximately 9 million people; Linkem has over 33,000 subscribers for its services.   Linkem plans to increase its network coverage across Italy over the next few years as it adds subscribers; expansion and customer acquisition costs are expected to result in operating losses over the next few years.  The Company accounts for Linkem under the equity method of accounting and at December 31, 2011, the net book value of Company’s investment was $86,332,000.

Garcadia

Garcadia is a joint venture between the Company and Garff Enterprises, Inc. (“Garff”) pursuant to which Garcadia has acquired various automobile dealerships.  The Garcadia joint venture agreement specifies that the Company and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to the Company and 35% to Garff, with the exception of one dealership from which the Company receives 83% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in secondary market locations meeting its specified return criteria.  At December 31, 2011, Garcadia owned 17 dealerships comprised of domestic and foreign automobile makers.  The Company has received cash distributions of fees and earnings aggregating $10,382,000, $8,778,000 and $6,137,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  In addition, the Company owns the land for certain dealerships and leases it to the dealerships for rent aggregating $5,654,000, $5,062,000 and $4,971,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, the Company’s investment in Garcadia (excluding the land) was classified as an investment in associated company with a carrying value of $72,303,000.

Fortescue

During 2006 and 2007, the Company invested an aggregate of $452,247,000 in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia, including expenses.  In exchange for its cash investment, the Company received 277,986,000 common shares of Fortescue, and a $100,000,000 unsecured note of FMG that matures in August 2019.  During 2010 and 2011, the Company sold an aggregate of 147,400,000 common shares of Fortescue for net cash proceeds of $853,715,000, which resulted in the recognition of net securities gains of $723,115,000, reducing its interest in Fortescue to 130,586,000 common shares.  The Company’s investment in the Fortescue common shares is classified as a non-current available for sale investment and carried at market value as of each balance sheet date.  At December 31, 2011, the market value of the Fortescue common shares was $569,256,000.  In January 2012, the Company sold 100,000,000 Fortescue common shares for net cash proceeds of $506,490,000.

Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, payable semi-annually within 30 days of June 30th and December 31st of each year.  The Company recorded interest income before withholding taxes on the FMG Note of $214,455,000, $149,257,000 and $66,079,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The ultimate value of the FMG Note will depend on the volume of iron ore shipped and iron ore prices over the remaining term of the FMG Note, which can fluctuate widely, as well as the outcome of the litigation described below.

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

On September 1, 2010, the Company filed a Writ of Summons against Fortescue, FMG and Fortescue’s then Chief Executive Officer in the Supreme Court of Western Australia.  The Writ of Summons seeks, among other things, an injunction restraining the issuance of any additional notes identical to the FMG Note and damages.  If the litigation is ultimately determined adversely to the Company and additional notes are issued, the Company’s future cash flows from the FMG Note and future results of operations would be significantly and adversely affected to the extent of the dilution resulting from the issuance of such additional notes.

The project information presented in the paragraphs below was obtained from Fortescue’s website, (www.fmgl.com.au), which contains substantial additional information about Fortescue, its operating activities and the project.  Fortescue shipped its first iron ore in May 2008 and for the year ending December 31, 2011, Fortescue’s total revenue from iron ore sales was $6,189,560,000.

Fortescue announced reserve estimates for the Cloud Break and Christmas Creek areas, which are net of mine depletion and ore recovery, include 38 million metric tons of proved iron ore reserves and 1.51 billion metric tons of probable iron ore reserves, in accordance with the Australasian Joint Ore Reserves Committee code.  This reserve estimate is solely for these two areas, which cover an area of approximately 770 square kilometers.  Fortescue has additional tenements in the Pilbara region of Western Australia and has since announced reserve estimates for some of its other tenements.  Mining revenues derived from tenements other than Cloud Break and Christmas Creek do not increase the interest payable to the Company on the FMG Note.

In 2011, Fortescue completed an expansion of its Cloud Break and Christmas Creek operations which will enable it to produce 55 million metric tons per annum.  In 2010, Fortescue announced a further expansion to increase its mining plan to 155 million metric tons per annum, of which 90 million metric tons per annum would come from Cloud Break and Christmas Creek.  For the year ended December 31, 2011, Fortescue sold 46.5 million metric tons of iron ore, entirely from Cloud Break and Christmas Creek.  Fortescue, along with the other major iron ore producers, charges its customers prices based on an index pricing regime that reflects recent iron ore spot prices.

    In addition to the Company’s investment and equity investments from other parties, Fortescue initially raised $2,051,000,000 of senior secured debt to fund the construction of its infrastructure, which included a 260 kilometer railroad, port and related port infrastructure at Port Hedland, Australia, as well as a crushing and screening plant, access roads and other infrastructure at the mine site.  Subsequently, Fortescue raised additional debt to fund expansion activities.  At December 31, 2011, Fortescue had $5,000,000,000 of senior unsecured notes outstanding.

Inmet

Inmet is a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN).  In August 2005, the Company sold to Inmet a 70% interest in Cobre Las Cruces, a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain, in exchange for 5,600,000 common shares of Inmet.  In November 2010, the Company sold to Inmet its remaining 30% equity interest in and subordinated sponsor loans to Las Cruces for aggregate consideration of $576,000,000.  The purchase price was comprised of $150,000,000 of cash and 5,442,413 newly issued common shares of Inmet; the Company reported a gain on the sale of $383,369,000 in investment and other income.  At December 31, 2011, the Company owns a total of 11,042,413 Inmet common shares which are reflected on the Company’s consolidated balance sheet at market value of $708,193,000 (approximately 15.9% of Inmet’s outstanding common shares).  The Inmet shares have registration rights and may be sold in accordance with applicable securities laws.  Detailed financial and other information about Inmet may be found on its website (www.inmetmining.com).

Other

The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at February 16, 2012 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934):  Jefferies (28.2%), Mueller (27.3%), HomeFed (31.4%) and INTL FCStone Inc. (8.5%).  In addition to the Company’s equity interests in Fortescue and Inmet discussed above, the Company also owns a 7.0% equity interest in JZ Capital Partners Limited, a British company traded on the London Stock Exchange.

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

We are dependent on certain key personnel.  We are dependent on the services of Ian M. Cumming and Joseph S. Steinberg, our Chairman of the Board and President, respectively.  Messrs. Cumming’s and Steinberg’s employment agreements with us expire June 30, 2015.  These individuals are also significant shareholders of our Company.  As of February 16, 2012, Messrs. Cumming and Steinberg and trusts for the benefit of their respective families (excluding certain private charitable foundations) beneficially owned approximately 9.0% and 10.0% of our outstanding common shares, respectively.  Accordingly, Messrs. Cumming and Steinberg exert significant influence over all matters requiring approval by our shareholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and have been adversely affected by recent economic conditions.  The Company operates in industries that sell commodity products and services, including beef processing, manufacturing and oil and gas drilling services, all of which are very competitive with product pricing often being the most significant factor to customers.  Certain industries have seen a consolidation of the customer base, which tends to increase competition and pricing pressure.  In addition, starting in 2008, the recession and general economic conditions have adversely affected operating results in the manufacturing, oil and gas drilling services, gaming entertainment and domestic real estate segments, which is likely to continue until the economy recovers.  The performance of these business units during this period has resulted in a lower valuation for these businesses, and a worsening of general economic or market conditions could result in a further deterioration in the values of our businesses or investments.

The prices and availability of key raw materials affects the profitability of our beef processing and manufacturing operations, and also impacts Sangart’s ability to conduct its clinical trials.  The supply and market price of cattle purchased by National Beef are dependent upon a variety of factors over which National Beef has little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  Sangart has access to sufficient raw materials to conduct its clinical trials; however, it has not secured commitments for sufficient raw materials for a commercial launch, which would also require additional investments in manufacturing capacity.  The cost of polypropylene, the principal raw material used by Conwed Plastics, has increased by approximately 20% over the last three years, a continuing trend that started in 2002.  The price of polypropylene has historically fluctuated with the price of oil and natural gas but growing economies in China and India have resulted in increased demand and impacted prices.  Although the Company’s operating subsidiaries are not currently experiencing any shortage of raw materials, if the subsidiaries experience shortages, revenues and profitability could decline.

    Outbreaks of disease affecting livestock can adversely affect the supply of cattle and the demand for National Beef’s products.  National Beef is subject to risks relating to animal health and disease control.  An outbreak of disease affecting livestock (such as foot-and-mouth disease or bovine spongiform encephalopathy (“BSE”), commonly referred to as mad cow disease) could result in restrictions on sales of products, restrictions on purchases of livestock from suppliers or widespread destruction of cattle.  The discovery of BSE in the past caused certain countries to restrict or prohibit the importation of beef products.  Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and create adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, on the Company’s consolidated financial position, cash flows and results of operations.

    If National Beef’s products or products made by others using its products become contaminated or are alleged to be contaminated, National Beef may be subject to product liability claims that would adversely affect its business.  National Beef may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products causes injury, illness or death.  In addition, National Beef could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled.  Organisms producing food borne illnesses (such as E. coli) could be present in National Beef’s products and result in illness or death if they are not eliminated through further processing or cooking.  Contamination of National Beef’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products.  Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering.  Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

    National Beef generally does not enter into long-term contracts with customers; as a result the volumes and prices at which beef products are sold are subject to market forces. National Beef’s customers generally place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more significant customers, a significant decline in the volume of orders from customers or a significant decrease in beef product prices for a sustained period of time could negatively impact cash flows and results of operations.

National Beef’s international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations. Approximately 12% of National Beef’s annual sales are export sales, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan, and on average these sales have a higher margin than domestic sales of similar products.  A reduction in international sales could adversely affect revenues and margins.  Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with National Beef; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements.  The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

National Beef incurs substantial costs to comply with environmental regulations and could incur additional costs as a result of new regulations or compliance failures that result in civil or criminal penalties, liability for damages and negative publicity.  National Beef’s operations are subject to extensive and increasingly stringent environmental regulations administered by the EPA and state, local and other authorities with regards to water usage, wastewater and storm water discharge, air emissions and odor, and waste management and disposal.  Failure to comply with these laws and regulations could have serious consequences, including criminal, civil and administrative penalties and negative publicity.  In addition, National Beef incurs and will continue to incur significant capital and operating expenditures to comply with existing and new or more stringent regulations and requirements.  All of National Beef’s processing facilities procure wastewater treatment services from municipal or other regional governmental agencies that are in turn subject to environmental laws and permit limits regarding their water discharges.  As permit limits are becoming more stringent, upgrades and capital improvements to these municipal treatment facilities are likely.  In locations where National Beef is a significant volume discharger, it could be asked to contribute toward the costs of such upgrades or to pay significantly increased water or sewer charges to recoup such upgrade costs.  National Beef may also be required to undertake upgrades and make capital improvements to its own wastewater pretreatment facilities, the cost of which could be significant.  Compliance with environmental regulations has had and will continue to have a significant impact on National Beef’s cash flows, margins and profitability.  In addition, under most environmental laws, most notably the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and analogous state laws, National Beef could be held liable for the cost to investigate or remediate any contamination at properties it owns or operates, or as to which it arranges for the disposal or treatment of hazardous substances, as such liability is imposed without regard to fault.

National Beef’s operating results could be negatively impacted by hedging and derivative positions. National Beef uses derivative financial instruments and other strategies in an attempt to reduce exposure to various market risks, including changes in commodity prices.  These positions do not qualify as hedges for financial reporting purposes and are marked to fair value with unrealized gains and losses reported in earnings.  Losses on these instruments will negatively impact reported operating results and the use of such instruments may limit National Beef’s ability to benefit from favorable commodity price movements.

Failure by Wal-Mart and its affiliates to continue purchasing from National Beef could have a significant adverse effect on our sales. Sales to Wal-Mart Stores and its affiliate, Sam’s Club, represented approximately 9% of National Beef’s total net sales during its last fiscal year.  Wal-Mart recently requested that its beef suppliers, including National Beef, submit a proposal for future business.  If Wal-Mart and its affiliates do not continue to purchase from National Beef, it could have a significant adverse effect on results of operations.

National Beef is subject to extensive governmental regulation and noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, cash flows and results of operations. National Beef’s operations are subject to extensive regulation and oversight by the USDA, FSIS, GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.  Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA.  National Beef is also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees.  Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

National Beef’s performance depends on favorable labor relations with its employees, in particular employees represented by collective bargaining agreements. A substantial number of National Beef’s employees are covered by collective bargaining agreements.  A labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit National Beef’s ability to process and ship products or could increase costs.  Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of National Beef’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Declines in the U.S. housing market have reduced revenues and profitability of our manufacturing businesses and may continue to do so.  Our manufacturing operations, in particular Idaho Timber, have generated significant revenues when the U.S. housing market was strong.  The weak U.S. housing market during the last few years has resulted in fewer new housing starts, which has adversely impacted revenues and profitability at Idaho Timber and Conwed Plastics.  Idaho Timber does not expect to return to prior levels of profitability until the U.S. housing market recovers.

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

New technologies and aging equipment could cause Keen’s drilling equipment and methods to become less competitive, resulting in reduced profitability or a requirement to make significant capital investments to remain competitive.  Improvements in drilling technology and aging equipment could cause Keen to become less competitive, lose business, suffer reduced profitability or result in impairment charges with respect to its drilling equipment.

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

Sangart is subject to extensive government regulation, cannot generate any revenue without regulatory approval of its products and is also subject to all of the risks inherent in establishing a new business.  Although funds invested in Sangart are generally expensed by Sangart when spent, the Company cannot be assured that it will ever receive a return on its investment due to the risky nature of Sangart’s development activities.  Clinical trials of Sangart’s product candidates are not complete, the products have not been approved for sale by regulatory authorities and there is a risk that its products may never prove effective or be approved.

Sangart’s success depends on its ability to obtain, maintain, renew and defend patent protection for its products and technologies, preserve trade secrets and operate without infringing on the intellectual property rights of others.  The patent positions of biopharmaceutical companies, such as Sangart, are generally uncertain and involve complex legal and factual questions.  If Sangart’s intellectual property positions are challenged, invalidated, circumvented or expire, or if Sangart fails to maintain or renew its third-party intellectual property licenses in good standing, its ability to successfully bring MP4 products to market would be adversely affected, it could incur monetary liabilities or be required to cease using the technology or product in dispute.

Sangart will require significant additional funding for product development and clinical trial activities prior to regulatory approval and commercial launch; the source of such funding has not been identified.  The Company expects to provide Sangart with sufficient capital during 2012.  Sangart has had discussions with third-party investors; however, no agreements have been reached and if such agreements are entered into it would likely result in significant dilution of the Company’s interest.  The Company has not determined whether it will continue to provide funds to Sangart and if so how much it will provide.  If Sangart is not provided with additional funds from either the Company or other sources when needed, it is unlikely that the Company will ever realize any significant return of its invested capital.

The Company has incurred costs to investigate and evaluate the development of a number of large scale energy projects; however, development of these projects is subject to obtaining significant third-party debt and equity financing, regulatory approvals, the procurement of purchase commitments for long-term supplies of feedstock and securing long-term commitments from purchasers of the output.  Although the Company has spent significant amounts investigating large scale energy projects, it will not be able to develop these projects without financing from other sources, various regulatory approvals and commitments from third-parties.  The timing of the commencement of construction of any project is also dependent upon the receipt of financing and regulatory approvals.  If the Company is unable to obtain such financing, approvals or commitments, it will not be able to recover its investment.

If Berkadia does not maintain certain specified ratings from the credit rating agencies it could lose its mortgage servicing rights.  Berkadia is required to maintain specified ratings from the credit rating agencies, and failure to do so would give its customers the right to terminate their mortgage servicing agreements.  If mortgage servicing agreements were terminated as a result of a credit ratings downgrade, the Company could lose its entire equity investment.

When Berkadia originates loans for Fannie Mae, it is often required to share in the losses on such loans, which could be in excess of reserved amounts.  Berkadia carries a reserve on its balance sheet for contingent losses on loans originated for Fannie Mae that have loss sharing requirements.  If actual losses exceed amounts reserved, Berkadia’s profitability and cash flows will be reduced.

The loss of or changes in Berkadia’s relationships with U.S. Government-Sponsored Enterprises and federal agencies would have an adverse effect on Berkadia’s business.  Berkadia’s failure to comply with the applicable U.S. Government-Sponsored Enterprise or agency may result in its termination as an approved seller/servicer, mortgagee or issuer.  The loss of any such status could have a significant adverse impact on Berkadia’s results of operations, could result in a loss of similar approvals from other U.S. Government-Sponsored Enterprises or federal agencies and could have other adverse consequences to the business.  Fannie Mae and Freddie Mac retain broad discretion to terminate Berkadia as a seller/servicer without cause upon notice.

Changes in existing government-sponsored and federal mortgage programs could negatively affect Berkadia’s business.  Berkadia’s ability to generate income through mortgage sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and the FHA, which purchase such loans from Berkadia and/or facilitate the issuance of mortgage-backed securities in the secondary market.  The federal government has announced that the continuation of these programs is under review, and that any or all of the government agency programs could be substantially modified or eliminated in the future.  Any discontinuation of, or significant reduction or change in, the operation of those programs would have an adverse effect on Berkadia’s loan origination and servicing business and results of operations.

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

CMBS loan and Bridge loan programs will expose Berkadia to credit and interest rate risk that it is not subject to with its government agency lending programs.  Unlike its government agency lending programs, Berkadia cannot be assured it will be able to sell CMBS and Bridge loans at par value to a third-party without any exposure to credit or interest rate risk.  If for any reason Berkadia is unable to sell a CMBS loan into the securitization market or if a borrower is unable to refinance a Bridge loan, Berkadia will retain all risks associated with such loan for as long as it owns the loan.  Berkadia may be forced to foreclose on defaulted loans and suffer a loss, or to sell loans to a third party at a discount, either of which would reduce Berkadia’s profitability and cash flows.

If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, the Company would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway.  Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2,500,000,000 surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and the Company has agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, the Company would suffer losses to the extent of its reimbursement obligation to Berkshire Hathaway.  As of December 31, 2011, the aggregate amount of commercial paper outstanding was $2,000,000,000.

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

The Company has a substantial investment in Jefferies, an investment banking and securities firm whose operating results are greatly affected by the economy and financial markets.  Turmoil in the equity and credit markets had an adverse effect on the volume and size of transactions Jefferies executes for its customers, resulting in reduced revenues and profitability in its investment banking, asset management and trading activities, as well as losses in its principal trading activities.  Future declines in Jefferies’ operating results caused by these or other conditions could adversely affect the value of the Company’s investment.

    New financial legislation could affect the market value of the Company’s investment in Jefferies.  Recently adopted legislation in the U.S. will result in more comprehensive regulation of the financial services industry.  Such regulation could have an adverse impact on the market value of the Company’s investment in Jefferies.  Jefferies is also subject to certain specific risks which could impact the value of the Company’s investment; these risks are disclosed in Jefferies’ filings with the SEC.

    The Company has a substantial investment in Mueller, a manufacturer of copper, brass, plastic, and aluminum products whose operating results are greatly impacted by raw material costs, economic conditions in the housing and commercial construction industries and general overall economic conditions.  Mueller’s products are impacted by the prices of certain commodities used as raw materials and energy costs, which have been volatile.  Mueller typically attempts to pass cost increases onto its customers but is not always successful.  Mueller’s operating results have also been adversely impacted by general economic conditions particularly in the housing and commercial construction industries.  To the extent Mueller’s operating results are adversely impacted by these and other factors, the value of the Company’s investment in Mueller could decline.  Additional information about risk factors that impact Mueller are disclosed in its filings with the SEC.

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

The value of the FMG Note could be significantly reduced if the Company loses its litigation against Fortescue.  If the litigation is ultimately determined adversely to the Company and Fortescue issues additional notes, the Company’s future cash flows from the FMG Note and future results of operations would be adversely affected to the extent of the dilution resulting from the issuance of such additional notes, which could be significant.  In addition, depending upon the extent of any such dilution, the Company may have to record an impairment charge for its prepaid mining interest.

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

From time to time the Company may invest in illiquid securities that are subject to standstill agreements or are otherwise restricted.  From time to time the Company may invest in securities that are subject to restrictions which prohibit the Company from selling the subject securities for a period of time.  The Company has entered into a standstill agreement with Mueller for the two year period ending September 1, 2013, pursuant to which, among other things, the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares.  Should the Company need to generate liquidity quickly, the agreement would limit the Company’s ability to dispose of this investment while the agreement is effective.

    The Company has significant investments in publicly traded securities and changes in the market prices of these securities, particularly during times of increased volatility in security prices, can have a significant impact on the Company’s investment portfolio, equity and, for certain investments, on results of operations.  The Company has significant investments in publicly traded securities, principally Fortescue, Jefferies, Mueller and Inmet, and in JHYH, an operating business that typically owns publicly traded securities.  Changes in the market values of publicly traded available for sale securities, such as Fortescue and Inmet, are reflected in other comprehensive income (loss) and equity but not in the consolidated statements of operations.  However, changes in the market value of Jefferies and Mueller, for which the Company has elected the fair value option, declines in the fair values of equity securities that the Company deems to be other than temporary, and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations and equity.  The Company’s investment in JHYH is accounted for on the equity method of accounting for which the Company records its share of JHYH’s profits or losses in its consolidated statements of operations.  To the extent that JHYH owns public securities, with changes in market values reflected in its earnings, this increases the Company’s exposure to volatility in the public securities markets.  Global securities markets have been highly volatile, and continued volatility may have a significant negative impact on the Company’s consolidated financial position and results of operations.

    Changes in government tax policies in foreign or domestic jurisdictions where the Company has investments could have an adverse impact on the value of those investments.  The Company has significant investments in both domestic and foreign businesses, where local and national government tax policies in the jurisdictions where those businesses operate could have an adverse impact on the value of those investments.  Government budget deficits may result in legislation to increase or add new taxes on businesses, in particular the domestic financial services and foreign mining sectors.  The Company has equity investments and/or loans to businesses operating in those sectors, and the announcement of unfavorable taxation policy or regulation for those businesses has had and could continue to have an adverse impact on the values of those investments, and reduce cash flows to the Company.

Current economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by certain of the Company’s operations and investments, potentially resulting in impairment charges for long-lived assets.  Certain of the Company’s operating businesses and investments have significant investments in long-lived assets, in particular beef processing, manufacturing, oil and gas drilling services and gaming entertainment.  Current economic conditions have resulted in declining revenues for certain of these operations and their property and equipment is not being fully utilized.  As required, the Company has reviewed certain of these assets and investments for potential impairment, and except as otherwise disclosed has not concluded that the book values of these long-lived assets are not recoverable.  If the operating revenues of these businesses deteriorate in the future, and/or the Company lowers its estimates of future cash flows, impairment charges might have to be recorded.

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

Extreme weather, loss of electrical power or other forces beyond our control could negatively impact our business. Natural disasters, fire, terrorism, pandemic or extreme weather, including droughts, floods, excessive cold or heat, hurricanes or other storms, could interfere with our operating businesses due to power outages, fuel shortages, water shortages, damage to facilities or disruption of transportation channels, among other things.  Any of these factors, as well as disruptions to information systems, could have an adverse effect on financial results.

We rely on the security of our information technology systems and those of our third party providers to protect our proprietary information and information of our customers.  Some of our businesses involve the storage and transmission of customers’ personal information, consumer preferences and credit card information.  While we believe that we have implemented protective measures to effectively secure information and prevent security breaches, our information technology systems may be vulnerable to unauthorized access, computer hacking, computer viruses or other unauthorized attempts by third parties to access the proprietary information of our customers.  Information technology breaches and failures could disrupt our ability to function in the normal course of business resulting in lost revenue, the disclosure or modification of sensitive or confidential information and the incurrence of remediation costs, resulting in legal and financial exposure.  Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.

From time to time we are subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations.  The Company and its subsidiaries are or may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to the Company’s consolidated financial position or liquidity.  Although the Company’s current assessment is that there is no pending litigation that could have a significant adverse impact, if the Company’s assessment proves to be in error, then the outcome of litigation could have a significant impact on the Company’s financial statements.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.  At December 31, 2011, we have recognized a net deferred tax asset of $1,584,886,000.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset.  If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused.  The Company’s projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to the Company could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.  In addition, if U.S. federal income tax rates are lowered, the Company would be required to reduce its net deferred tax asset with a corresponding reduction to earnings during the period.

The payment of dividends in the future is subject to the discretion of our Board of Directors.  The Company does not have a regular dividend policy and whether or not to pay any dividends is determined each year by our Board of Directors.

Our common shares are subject to transfer restrictions.  We and certain of our subsidiaries have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  The restriction will remain until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year to which these tax benefits may no longer be carried forward.  The restriction may be waived by our Board of Directors on a case by case basis.  Shareholders are advised to carefully monitor their ownership of our common shares and consult their own legal advisors and/or us to determine whether their ownership of our common shares approaches the proscribed level.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

National Beef’s processing facilities, which are the principal properties used in its business, are described in Item 1 of this Report.  National Beef also leases corporate office space in Kansas City, Missouri (27,200 square feet) for its headquarters facility.

Idaho Timber’s plants and sawmills, which are the principal properties used in its business are described in Item 1 of this Report.  Premier’s Hard Rock Hotel & Casino facility is described in Item 1 of this Report.  Real estate investments that are part of the Company’s Domestic Real Estate segment are described in Item 1 of this Report.

Through its various subsidiaries, the Company owns and utilizes facilities in Salt Lake City, Utah for corporate office space and other activities (totaling approximately 26,700 square feet).  Subsidiaries of the Company own facilities primarily used for plastics manufacturing located in Georgia, Virginia and Genk, Belgium (totaling approximately 457,300 square feet), facilities and land in California, Oregon and Washington used for winery operations (totaling approximately 259,700 square feet and 1,534 acres, respectively), and facilities and land in Oklahoma used for oil and gas drilling services (totaling approximately 33,100 square feet and 75 acres, respectively).

The Company and its subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities.  The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options.  A subsidiary of the Company also leases space in New York, New York for corporate and other activities (approximately 32,600 square feet).  See Note 22 of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings.

For information concerning litigation brought by the Company with respect to the FMG Note, see Item 1 and Item 7 of this Report.  The Company and its subsidiaries are also parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to the Company’s consolidated financial position or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 10.	Executive Officers of the Registrant.

All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors.  As of February 16, 2012, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

Name	Age	Position with Leucadia	Office Held Since

Ian M. Cumming	71	Chairman of the Board	June 1978
Joseph S. Steinberg	68	President	January 1979
Thomas E. Mara	66	Executive Vice President	May 1980
Joseph A. Orlando	56	Vice President and	January 1994;
		Chief Financial Officer	April 1996
Barbara L. Lowenthal	57	Vice President and	April 1996
		Comptroller
Justin R. Wheeler	39	Vice President	October 2006
Joseph M. O’Connor	36	Vice President	May 2007
Rocco J. Nittoli	53	Vice President and	September 2007;
		Treasurer	May 2007

Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978.  Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of HomeFed since May 1999.  Mr. Cumming has been a director of Jefferies since April 2008 and a director of Mueller since September 2011.  Mr. Cumming previously served as a director and was Chairman of the Board of The FINOVA Group Inc. (“FINOVA”) and was a director of AmeriCredit Corp. (“ACF”) and Fortescue.

Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979.  In addition, he has served as a director of HomeFed since August 1998 (Chairman since December 1999), Jefferies since April 2008 and Mueller since September 2011.  Mr. Steinberg previously served as a director of FINOVA, White Mountains Insurance Group, Jordan Industries Inc. and Fortescue.

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

Mr. Wheeler joined the Company in March 2000, and has served in a variety of capacities in the Company’s subsidiaries and as Vice President of the Company since October 2006.  In addition, he has served as a director of INTL FCStone Inc. since November 2004 and was a director of ACF.

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

	Common Share
	High	Low

2010
First Quarter	$26.06	$21.30
Second Quarter	28.37	19.43
Third Quarter	24.21	18.80
Fourth Quarter	29.64	23.26

2011
First Quarter	$37.61	$29.77
Second Quarter	39.02	32.11
Third Quarter	35.85	22.68
Fourth Quarter	28.61	20.42

2012
First Quarter (through February 16, 2012)	$29.72	$23.89

As of February 16, 2012, there were approximately 2,104 record holders of the common shares.

The Company paid cash dividends of $0.25 per common share in 2011 and 2010 and did not pay any cash dividends in 2009.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

The Company did not purchase any of its common shares during the fourth quarter of 2011.

The Board of Directors from time to time has authorized acquisitions of the Company’s common shares.  At December 31, 2011, the Company is authorized to purchase 11,987,880 common shares.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 1500 Industrial Conglomerates Index for the period commencing December 31, 2006 to December 31, 2011.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2006 in each of our common stock, the S&P 500 Index, and the S&P 1500 Industrial Conglomerates Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
2006
2007
2008
2009
2010
2011
Leucadia National Corporation
S&P 500 Index
S&P 1500 Industrial Conglomerates

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec06	Dec07	Dec08	Dec09	Dec10	Dec11
Leucadia National Corporation	100	167.91	70.59	84.81	104.92	82.66
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 1500 Industrial Conglomerates	100	104.27	50.80	56.11	66.62	67.19

Item 6.	Selected Financial Data.

The following selected financial data have been summarized from the Company’s consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA: (a)
Revenues and other income (b)	$1,570,768	$1,320,004	$575,208	$490,540	$714,762
Expenses	889,780	951,001	816,362	862,046	785,687
Income (loss) from continuing operations before income taxes and income (losses) related to associated companies	680,988	369,003	(241,154)	(371,506)	(70,925)
Income tax provision (benefit) (c)	270,253	(1,139,318)	7,108	1,672,313	(561,753)
Income (loss) from continuing operations before income (losses) related to associated companies	410,735	1,508,321	(248,262)	(2,043,819)	490,828
Income (losses) related to associated companies, net of taxes	(394,041)	380,766	780,236	(539,068)	(21,875)
Income (loss) from continuing operations (c)	16,694	1,889,087	531,974	(2,582,887)	468,953
Income from discontinued operations, including gain (loss) on disposal, net of taxes	8,262	51,149	16,621	46,075	11,319
Net income (loss) attributable to Leucadia National
Corporation common shareholders	25,231	1,939,312	550,280	(2,535,425)	484,294

Per share:
Basic earnings (loss) per common share attributable
to Leucadia National Corporation common
shareholders:
Income (loss) from continuing operations	$.07	$7.77	$2.21	$(11.20)	$2.17
Income from discontinued operations, including gain (loss) on disposal	.03	.20	.07	.20	.05
Net income (loss)	$.10	$7.97	$2.28	$(11.00)	$2.22

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common
shareholders:
Income (loss) from continuing operations	$.07	$7.66	$2.18	$(11.20)	$2.05
Income from discontinued operations, including gain (loss) on disposal	.03	.19	.07	.20	.05
Net income (loss)	$.10	$7.85	$2.25	$(11.00)	$2.10

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
Cash and investments	$2,545,500	$4,538,571	$2,343,420	$1,602,769	$4,168,439
Total assets	9,263,189	9,350,298	6,762,364	5,198,493	8,126,622
Indebtedness, including current maturities	2,323,183	2,092,249	1,970,371	2,080,891	2,135,161
Shareholders’ equity	6,174,396	6,956,758	4,361,647	2,676,797	5,570,492
Book value per common share	$25.24	$28.53	$17.93	$11.22	$25.03
Cash dividends per common share	$.25	$.25	$–	$–	$.25

(a)
Subsidiaries are reflected above as consolidated entities from the date of acquisition.  National Beef was acquired on December 30, 2011; however, since its operating activities subsequent to the acquisition during 2011 were not significant they were not included in the 2011 consolidated statement of operations.  Keen was acquired in November 2009; for the periods prior to the acquisition the Company accounted for its equity interest in Keen under the equity method of accounting.  Premier is reflected as a consolidated subsidiary beginning in August 2007.  For additional information, see Note 3 of Notes to Consolidated Financial Statements.

(b)
Includes net securities gains (losses) of $641,476,000, $179,494,000, $(21,106,000), $(144,547,000) and $95,641,000 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.  Net securities gains (losses) are net of impairment charges of $3,586,000, $2,474,000, $31,420,000, $143,416,000 and $36,834,000 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(c)
At December 31, 2010, the Company concluded that it was more likely than not that it would be able to realize a portion of the net deferred tax asset; accordingly, $1,157,111,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.  During 2008, the Company recorded a charge to income tax expense of $1,672,138,000 to reserve for substantially all of its net deferred tax asset due to the uncertainty about the Company’s ability to generate sufficient taxable income to realize the net deferred tax asset.  During 2007, the Company concluded that it was more likely than not that it would be able to realize a portion of the net deferred tax asset; accordingly, $542,686,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to discuss and analyze the Company’s consolidated financial condition, liquidity and capital resources and results of operations.  This analysis should be read in conjunction with the consolidated financial statements, related footnote disclosures and “Cautionary Statement for Forward-Looking Information,” which appear in Part I and elsewhere in this Report.

Liquidity and Capital Resources

General

The Company’s investment portfolio, equity and results of operations can be significantly impacted by the changes in market values of certain securities, particularly during times of increased volatility in security prices.  Changes in the market values of publicly traded available for sale securities are reflected in other comprehensive income (loss) and equity.  However, changes in the market prices of investments for which the Company has elected the fair value option, declines in the fair values of equity securities that the Company deems to be other than temporary, and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations and equity.  JHYH also owns public securities with changes in market values reflected in its earnings.  Since the Company accounts for JHYH on the equity method of accounting, it records its share of JHYH’s earnings in the consolidated statement of operations which increases the Company’s exposure to volatility in the public securities markets.

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the year ended December 31, 2011, the market value of the Company’s investment in the common shares of Fortescue decreased from $873,931,000 (excluding shares sold in 2011) to $569,256,000.  The market value of the Company’s investment in Inmet decreased from $862,481,000 to $708,193,000.  The market value of the Company’s investment in Jefferies, for which the fair value option was elected, decreased during the year with unrealized losses reflected in operations as a component of income related to associated companies.  During the year ended December 31, 2011, the Company recognized an unrealized loss related to its investment in Jefferies of $684,397,000.

Liquidity

Leucadia National Corporation is a holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities.  The Company continuously evaluates the retention and disposition of its existing operations and investments and investigates possible acquisitions of new businesses in order to maximize shareholder value.  Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible.  Its principal sources of funds are its available cash resources, liquid investments, public and private capital market transactions, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its subsidiaries, as well as dispositions of existing businesses and investments.

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of December 31, 2011, the sum of these amounts aggregated $2,545,500,000.  However, since $694,265,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet its liquidity needs.  The $1,851,235,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue and Inmet common shares).  The Company’s available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet the Company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

The holding company’s only long-term cash requirement is to make principal payments on its long-term debt ($1,474,311,000 principal outstanding as of December 31, 2011).  In January 2012, the Company called for redemption $511,344,000 aggregate principal amount of bonds pursuant to pre-existing call rights; excluding accrued interest the Company will pay an aggregate of $528,308,000 to redeem the bonds in March 2012.  The contractual maturity of these bonds was $423,140,000 in 2017 and $88,204,000 in 2027.  Excluding these bonds, the holding company’s remaining long-term debt matures as follows: $406,745,000 in 2013, $97,581,000 in 2014 and $458,641,000 in 2015.  Historically, the Company has used its available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this Report, the timing of any future investments and the cost cannot be predicted.

From time to time in the past, the Company has accessed public and private credit markets and raised capital in underwritten bond financings.  The funds raised have been used by the Company for general corporate purposes, including for its existing businesses and new investment opportunities.  However, given the recent volatility in the credit markets, if and when the Company decides to raise funds through an underwritten bond offering it might be at a higher interest rate than in the past, or with terms that the Company may not find acceptable.  The Company has no current intention to seek additional bond financing, and will rely on its existing liquidity to fund corporate overhead expenses and corporate interest payments and, to fund new investing opportunities, it may also dispose of existing businesses and investments.  The Company’s senior debt obligations are rated four levels below investment grade by Moody’s Investors Services, two levels below investment grade by Fitch Ratings and one level below investment grade by Standard & Poor’s.  Ratings issued by bond rating agencies are subject to change at any time.

In March 2011, the Company invested an additional $50,000,000 in Sangart, which increased its ownership interest to approximately 96%.

In June 2011, a subsidiary of the Company purchased the assets of Seghesio Family Vineyards, the owner and operator of premium estate vineyards and a winery located in Healdsburg, California.  The cash purchase price was $86,018,000, which was primarily allocated as follows: $48,503,000 to property, equipment and leasehold improvements, $22,250,000 to amortizable intangible assets, $1,053,000 to goodwill and $12,962,000 to prepaids and other current assets (principally inventory).

During 2009, a subsidiary of Berkshire Hathaway provided Berkadia with a five-year, $1 billion secured credit facility, which was used to fund outstanding mortgage loans and servicer advances, purchase mortgage servicing rights and for working capital needs.  In 2010, Berkadia’s secured credit facility was amended to increase the size of the credit facility to $1.5 billion, with the Company agreeing to provide the increased funds under the facility.  In 2011, Berkadia fully repaid the amount outstanding under its secured credit facility, including $250,000,000 that was loaned by the Company, with funds generated by commercial paper sales of an affiliate of Berkadia.  Effective as of December 31, 2011, the secured credit facility was terminated.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2,500,000,000 surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and the Company has agreed to reimburse Berkshire Hathaway for one-half of any losses incurred.  As of December 31, 2011, the aggregate amount of commercial paper outstanding was $2,000,000,000.

During 2011, the Company sold 117,400,000 common shares of Fortescue for net cash proceeds of $732,217,000, which resulted in the recognition of a net securities gain of $628,197,000.  In January 2012, the Company sold 100,000,000 Fortescue common shares for net cash proceeds of $506,490,000, and will record a net securities gain of $417,887,000 during the three month period ending March 31, 2012.

During 2011, the Company received $171,718,000 from FMG (net of $19,080,000 in withholding taxes) in payment of interest due on the FMG Note for the twelve month period ended June 30, 2011.  In January 2012, the Company received $97,093,000 (net of $10,788,000 in withholding taxes) from FMG in payment of interest due for the second half of 2011.  Future interest payments under the FMG Note will be dependent upon the physical volume of iron ore sold and the selling price, which can fluctuate widely, as well as the outcome of the litigation as described below.  As a result, it is not possible to predict whether interest earned in the most recent year will continue at the same level in future years.

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

In September 2010, the Company filed a Writ of Summons against Fortescue, FMG and Fortescue’s then Chief Executive Officer in the Supreme Court of Western Australia.  The Writ of Summons seeks, among other things, an injunction restraining the issuance of any additional notes identical to the FMG Note and damages.  If the litigation is ultimately determined adversely to the Company and additional notes are issued, the Company’s future cash flows from the FMG Note and future results of operations would be significantly and adversely affected to the extent of the dilution resulting from the issuance of such additional notes.

During 2011, the Company purchased an aggregate of 8,654,639 Jefferies common shares through a public offering, in private transactions and in the open market for total cash consideration of $167,753,000.

During 2011, the Company acquired 10,422,859 common shares of Mueller, representing approximately 27.3% of the outstanding common shares of Mueller, for aggregate cash consideration of $408,558,000.  The Company has entered into a standstill agreement with Mueller for the two year period ending September 1, 2013, pursuant to which, among other things, the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares.

On December 30, 2011, the Company acquired 78.9% of National Beef for aggregate net cash consideration of $867,869,000, and National Beef became a consolidated subsidiary of the Company.  At December 31, 2011, National Beef’s credit facility consisted of a $323,750,000 outstanding term loan and a revolving credit line of up to $250,000,000; amounts outstanding under the facility mature in June 2016.  The term loan requires quarterly principal payments of $9,250,000.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.50% depending upon certain financial ratios and the rate selected.  At December 31, 2011, the interest rate on the term loan was 2.1% and the interest rate in the revolving credit facility was 2.2%.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries, which aggregated $1,786,855,000 at December 31, 2011.  The Company has not guaranteed any of National Beef’s liabilities.  For more information on the allocation of the purchase price to National Beef’s individual assets and liabilities, see Critical Accounting Estimates below.

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

In March 2007, the Board of Directors increased the number of the Company’s common shares that the Company is authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  During the three year period ended December 31, 2011, the only common shares acquired by the Company were in connection with the exercise of stock options.  As of February 16, 2012, the Company is authorized to repurchase 11,987,880 common shares.

The Company and certain of its subsidiaries have substantial NOLs and other tax attributes.  The amount and availability of the NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company’s certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which certain tax benefits may no longer be carried forward.  For more information about the NOLs and other tax attributes, see Note 19 of Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

As discussed above, the Company has historically relied on its available liquidity to meet its short-term and long-term needs, and to make acquisitions of new businesses and investments.  Except as otherwise disclosed herein, the Company’s operating businesses do not generally require significant funds to support their operating activities, and the Company does not depend on positive cash flow from its operating segments to meet its liquidity needs.  The components of the Company’s operating businesses and investments change frequently as a result of acquisitions or divestitures, the timing of which is impossible to predict but which often have a significant impact on the Company’s consolidated statements of cash flows in any one period.  Further, the timing and amounts of distributions from investments in associated companies may be outside the control of the Company.  As a result, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.

    Net cash of $9,084,000 and $431,266,000 was provided by operating activities in 2011 and 2010, respectively, The change in operating cash flows reflects interest payments received from FMG ($171,718,000 in 2011 and $154,930,000 in 2010, net of withholding taxes), greater income tax payments, lower interest payments and the proceeds received from the sale of ACF in excess of the cost of the investment in 2010 ($404,700,000).  Keen generated funds of $23,446,000 and $7,311,000 during 2011 and 2010, respectively; Premier generated funds of $26,516,000 and $26,524,000 during 2011 and 2010, respectively; and the Company’s manufacturing segments generated funds of $12,819,000 and $28,333,000 during 2011 and 2010, respectively.  Funds used by Sangart, a development stage company, increased to $39,396,000 during 2011 from $23,757,000 during 2010.  During 2011, distributions from associated companies principally include earnings distributed by Berkadia ($23,636,000), Jefferies ($7,789,000) and Garcadia ($5,654,000).  In 2010, distributions from associated companies principally include ACF, earnings distributed by Berkadia ($29,000,000) and Jefferies ($14,575,000).  Net gains related to real estate, property and equipment, and other assets in 2011 include a gain of $81,848,000 on forgiveness of debt related to the Myrtle Beach project.  Funds provided by operating activities include $4,690,000 and $11,640,000 in 2011 and 2010, respectively, from funds distributed by Empire Insurance Company (“Empire”), a discontinued operation.

    Net cash of $431,266,000 was provided by operating activities in 2010 as compared to $133,398,000 of cash used for operating activities in 2009.  The change in operating cash flows reflects the sale of ACF in 2010, interest paid on the FMG Note in 2010, greater income tax payments, lower interest payments and increased distributions of earnings from associated companies.  The telecommunications operations of STi Prepaid, LLC (“STi Prepaid”), which was sold during 2010, generated funds from operating activities of $532,000 in 2010 and $3,355,000 in 2009.  The property management and services operations of ResortQuest International, LLC (“ResortQuest”), which was sold in 2010, generated funds from operating activities of $6,268,000 in 2010 and used funds of $888,000 in 2009.  Keen, which became a consolidated subsidiary in November 2009, generated funds of $7,311,000 in 2010 and used funds of $5,410,000 in 2009.  Premier generated funds of $26,524,000 and $21,866,000 in 2010 and 2009, respectively; and the Company’s manufacturing segments generated funds from operating activities of $28,333,000 and $30,342,000 in 2010 and 2009, respectively.  Funds used by Sangart, a development stage company, were $23,757,000 in 2010 and $20,334,000 in 2009.  In 2010, distributions from associated companies principally include ACF, earnings distributed by Berkadia ($29,000,000) and Jefferies ($14,575,000).  In 2009, distributions from associated companies principally include earnings distributed by HFH ShortPLUS Fund L.P. (“Shortplus”) ($14,545,000), Keen ($8,379,000) and Garcadia ($11,108,000).  Funds provided by operating activities include $11,640,000 and $11,253,000 in 2010 and 2009, respectively, from funds distributed by Empire.

    Net cash of $175,297,000 and $208,718,000 was used for investing activities in 2011 and 2010, respectively, as compared to net cash flows provided by investing activities of $71,971,000 in 2009.  During 2011, proceeds from disposals of real estate, property and equipment, and other assets include $12,040,000 from the sale of certain of Keen’s rigs.  Acquisitions, net of cash acquired, primarily relates to the Company’s acquisition of National Beef and Seghesio Family Vineyards.  Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold principally include STi Prepaid ($10,644,000) in 2011 and ResortQuest ($52,135,000), a shopping center ($17,064,000) and STi Prepaid ($(9,819,000)) in 2010.  Investments in associated companies include Jefferies ($167,753,000), Mueller ($408,558,000), Linkem ($88,575,000) and Garcadia ($32,400,000) in 2011, Berkadia ($292,544,000), Las Cruces ($2,687,000), Jefferies ($17,998,000) and ACF ($7,236,000) in 2010 and Las Cruces ($43,320,000), ACF ($13,316,000) and Berkadia ($217,169,000) in 2009.  Capital distributions and loan repayment from associated companies include Berkadia ($283,530,000), JHYH ($8,710,000), Jefferies ($8,326,000) and Garcadia ($10,382,000) in 2011, ACF ($425,842,000), Berkadia ($44,544,000), JHYH ($17,077,000), Wintergreen Partners Fund, L.P. (“Wintergreen”) ($4,397,000) and Garcadia ($8,778,000) in 2010 and Keen ($28,340,000), Wintergreen ($38,958,000), Shortplus ($24,861,000) and Starboard Value Opportunity Partners, LP ($11,502,000) in 2009.

Net cash of $106,637,000 and $21,948,000 was used for financing activities in 2011 and 2009, respectively, as compared to net cash provided by financing activities of $64,664,000 in 2010.  Issuance of long-term debt primarily reflects the increase in repurchase agreements of $16,358,000, $202,539,000 and $47,494,000 for 2011, 2010 and 2009, respectively, and, in 2011, $75,947,000 borrowed by National Beef under its revolving credit facility.  Immediately after the Company’s acquisition of its interest, National Beef borrowed funds to redeem the interest of its chief executive officer pursuant to pre-existing put rights.

Reduction of debt for 2011 includes $19,275,000 in full satisfaction of the Myrtle Beach project’s non-recourse indebtedness, $32,881,000 on the maturity of debt of a subsidiary that was collateralized by certain of the Company’s corporate aircraft, $8,500,000 for the repayment of Keen’s line of credit and $82,531,000 in the aggregate for the buyback of $21,359,000 principal amount of the Company’s 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.  Reduction of debt for 2010 includes $10,226,000 for repayment of debt by a subsidiary, and $80,859,000 in the aggregate for the buyback of $5,500,000 principal amount of the 7 3/4% Senior Notes, $27,200,000 principal amount of the 7% Senior Notes, $20,000,000 principal amount of the 8 1/8% Senior Notes, $22,000,000 principal amount of the 7 1/8% Senior Notes, and $2,146,000 principal amount of the 8.65% Junior Subordinated Deferrable Interest Debentures.  Reduction of debt for 2009 includes $35,361,000 in the aggregate for the buyback of $35,555,000 principal amount of the 7% Senior Notes and $6,500,000 principal amount of the 8.65% Junior Subordinated Deferrable Interest Debentures.  Purchase of interest in subsidiary by noncontrolling interest for 2011 represents the acquisition of a minority interest in National Beef by its chief executive officer immediately after the Company acquired its interest.  Issuance of common shares reflects the exercise of employee stock options for all periods.

Debt due within one year includes $417,479,000 and $401,121,000 at December 31, 2011 and 2010, respectively, relating to repurchase agreements of one of the Company’s subsidiaries.  These fixed rate repurchase agreements have a weighted average interest rate of approximately 0.3%, mature in January 2012 and are secured by non-current investments with a carrying value of $432,768,000 at December 31, 2011.  These borrowings are used solely to fund a portion of the purchase price of a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  The securities purchased are generally adjustable rate certificates, secured by seasoned pools of securitized, highly rated residential mortgages, and the certificates acquired generally represent all of the certificates issued by the securitization.

The Company’s senior note indentures contain covenants that restrict its ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries unless, at the time of such incurrence or issuance, the Company meets a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Liens, limit the ability of Material Subsidiaries to incur Funded Debt in certain circumstances, and contain other terms and restrictions all as defined in the senior note indentures.  The Company has the ability to incur substantial additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions.  If the Company is unable to meet the specified ratio, the Company would not be able to issue additional Indebtedness or Preferred Stock, but the Company’s inability to meet the applicable ratio would not result in a default under its senior note indentures.  The senior note indentures do not restrict the payment of dividends.  Certain of the debt instruments of subsidiaries of the Company require that collateral be provided to the lender; principally as a result of such requirements, the assets of subsidiaries which are subject to limitations on transfer of funds to the Company were $2,251,548,000 at December 31, 2011.

As shown below, at December 31, 2011, the Company’s contractual cash obligations totaled $3,173,653,000.

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Indebtedness, including current maturities	$2,327,320	$447,612	$583,347	$783,017	$513,344
Estimated interest expense on debt	500,025	117,972	188,134	110,992	82,927
Cattle commitments	101,399	101,399	–	–	–
Planned funding of pension and
postretirement obligations	63,073	3,000	60,073	–	–
Operating leases, net of sublease income	104,872	20,227	34,065	17,654	32,926
Asset purchase obligations	16,648	5,158	7,835	2,388	1,267
Other	60,316	19,011	9,839	8,838	22,628

Total Contractual Cash Obligations	$3,173,653	$714,379	$883,293	$922,889	$653,092

    Contractual cash obligations aggregating $783,135,000 related to indebtedness called for redemption in 2012 are reflected in the table above in the period of their original contractual maturities.

    The estimated interest expense on debt includes interest related to variable rate debt which the Company determined using rates in effect at December 31, 2011.  Amounts related to the Company’s pension liability ($63,073,000) are included in the table in the less than 1 year period ($3,000,000) and the remainder in the 1-3 years period; however, the exact timing of those cash payments is uncertain.  The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $9,800,000 at December 31, 2011; for more information, see Note 19 of Notes to Consolidated Financial Statements.

When the Company sold its former telecommunications subsidiary, WilTel Communications Group, LLC (“WilTel”) in 2005, WilTel’s defined benefit pension plan was not transferred in connection with the sale.  At December 31, 2011, the Company had recorded a liability of $63,073,000 on its consolidated balance sheet for WilTel’s unfunded defined benefit pension plan obligation.  This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts.  Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.

The Company expects to make substantial contributions to the segregated trust account for the WilTel defined benefit pension plan in the future to reduce its plan liabilities although the timing after 2012 is uncertain.  The Company expects to contribute $3,000,000 to WilTel’s defined benefit pension plan in 2012.  The tax deductibility of contributions is not a primary consideration, principally due to the availability of the Company’s NOLs to otherwise reduce taxable income.

    As of December 31, 2011, certain amounts for the WilTel plan are as follows (dollars in thousands):

Projected benefit obligation	$251,949
Funded status – balance sheet liability at December 31, 2011	63,073
Deferred losses included in other comprehensive income (loss)	104,424
Discount rate used to determine the projected benefit obligation	4.4%

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

This discount rate will be used to determine pension expense in 2012.  Holding all other assumptions constant, a 0.25% change in this discount rate would affect pension expense by $492,000 and the benefit obligation by $9,182,000.

The deferred losses included in other comprehensive income (loss) primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates.  Deferred losses are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year; such amount aggregated $71,131,000 at December 31, 2011.  A portion of these excess deferred losses will be amortized to expense during 2012 based on an amortization period of twelve years.

    The assumed long-term rates of return on plan assets are based on the investment objectives of the plan, which are more fully discussed in Note 20 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

    At December 31, 2011, the Company’s off-balance sheet arrangements consist of guarantees and letters of credit.  Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project.  These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn.  At December 31, 2011, the amount of outstanding bonds was $1,224,000, almost all of which expires in 2012 and 2013.

    Subsidiaries of the Company have outstanding letters of credit aggregating $36,524,000 at December 31, 2011, principally to secure various obligations.  All of these letters of credit expire before 2016.

As discussed above, the Company and Berkshire Hathaway have agreed to share equally any losses incurred under a $2,500,000,000 surety policy and corporate guaranty issued by Berkshire Hathaway for a commercial paper program funding sponsored by Berkadia.  As of December 31, 2011, the aggregate amount of commercial paper outstanding was $2,000,000,000.

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

The Company’s estimate of future taxable income considers all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available NOLs (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, the Company will need to generate approximately $4,600,000,000 of future U.S. pre-tax income to fully realize its net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

One of the Company’s real estate subsidiaries (MB1) had been the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The project was comprised of a retail center with approximately 346,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,524,000 at December 31, 2010, that was collateralized by the real estate.

During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable.  The Company prepared cash flow models and utilized a discounted cash flow technique to determine the fair value of MB1’s real estate.  The most significant assumptions in the Company’s cash flow models were the discount rate (11%) and the capitalization rate used to estimate the selling price of the retail center (9%); these rates were selected based on published reports of market conditions for similar properties.  Based on its evaluation, the Company recorded an impairment charge of $67,826,000 during the second quarter of 2009 (classified as selling, general and other expenses).  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company was under no obligation to provide the funds to MB1 to pay off the loan.

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere with or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver was put in place at the property, foreclosure proceedings commenced and an auction of the property was conducted; however, the Company was informed during the fourth quarter of 2010 that the highest bidder for the property failed to close.  In December 2010, the Company was invited to make a bid for the property, with the condition that a foreclosure sale to the Company must close as soon as possible without any due diligence period, which new bidders for the property would require.  A subsidiary of the Company offered $19,275,000 for the property (including net working capital amounts); the offer was accepted and the foreclosure sale closed on January 7, 2011.

As a result of the failure of the initial buyer to purchase the property and the subsequent sale to the Company in 2011, the Company concluded that the carrying value of the property was further impaired at December 31, 2010; accordingly, the Company recorded an additional impairment charge in 2010 of $47,074,000 to reflect the property at its fair value of $18,094,000.  At closing in 2011, MB1 was released from any remaining liability under the bank loan; accordingly, the remaining balance due after payment of the purchase price ($81,848,000) was recognized in other income in 2011.  Including the cash paid in the foreclosure sale, the Company’s cumulative net cash investment in this project is $85,595,000.

There were no significant impairment charges recorded during 2011.  During 2010, the Company recorded impairment charges in selling, general and other expenses of $2,357,000 for another real estate project and $1,449,000 in the corporate segment for one of its corporate aircraft that was later sold.  In 2009, the Company recorded impairment charges in selling, general and other expenses of $2,563,000 related to its manufacturing segment (primarily Idaho Timber) and $3,646,000 related to its real estate segment.

Current economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by the Company’s operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets and property and equipment (for example, beef processing, manufacturing, gaming entertainment, land based contract oil and gas drilling operations, real estate and certain associated company investments), impairment charges would have to be recorded.

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

During the second quarter of 2009, the Company’s equity in losses of Garcadia included impairment charges for goodwill and other intangible assets aggregating $32,348,000.  Garcadia’s automobile dealerships had been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets.  Garcadia prepared discounted cash flow projections for each of its dealerships and concluded that the carrying amount of its goodwill and other intangible assets was impaired.

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

The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three year period ended December 31, 2011 (in thousands):

	2011	2010	2009

Publicly traded securities	$3,243	$–	$14,384
Non-public securities and private equity funds	8	767	2,224
Non-agency mortgage-backed bond securitizations	335	1,707	14,812
Totals	$3,586	$2,474	$31,420

The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ significantly from the Company’s estimates and judgments.

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have the FMG Note, which had a balance of $40,801,000 at December 31, 2011, that meets the accounting definition of a finance receivable.  The Company exercises judgment in evaluating the credit risk and collectability of this note.  This assessment was made prior to the inception of the credit exposure and continues to be made at regular intervals.  The various factors that the Company considers in making its assessment include the current and projected financial condition of FMG, the Company’s collection experience and the length of time until the note becomes due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of December 31, 2011.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by the Company’s management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information the Company believes to be relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments to prior periods may be required.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At December 31, 2011, the book value of goodwill was $18,119,000 and was not impaired.

Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company’s consolidated statement of operations.  Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company’s original judgments and estimates to be inaccurate.  In addition, long-lived assets recorded in a business combination like property and equipment, intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss.  The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.

In December 2011, the Company acquired 78.9% of National Beef and it became a consolidated subsidiary of the Company.  The preliminary allocation of the purchase price included $446,166,000 to property, equipment and leasehold improvements, $809,569,000 to amortizable intangible assets, $8,915,000 to goodwill, $269,395,000 to net working capital accounts, $357,529,000 to long-term debt and $304,356,000 to redeemable non-controlling interests.

To assist the Company’s management in its determination of the fair value of National Beef’s property and equipment, identifiable intangible assets and equity value, the Company engaged an independent valuation and appraisal firm.  The methods used by the Company’s management to determine the fair values included estimating National Beef’s business enterprise value through the use of a discounted cash flow analysis.  Property and equipment asset valuations included an analysis of depreciated replacement cost and current market prices.  The Company considered several factors to determine the fair value of property and equipment, including local market conditions, recent market transactions, the size, age, condition, utility and character of the property, the estimated cost to acquire replacement property, an estimate of depreciation from use and functional obsolescence and the remaining expected useful life of the assets.

Amounts allocated to product inventories were principally based on quoted commodity prices on the acquisition date.  For other components of working capital, the historical carrying values approximated fair values.  National Beef’s long-term debt principally consists of its senior credit facility payable to its bank group, which was renegotiated in June 2011.  In December 2011, the lenders consented to the acquisition as required by the credit facility, and to certain other amendments to the facility’s covenants; the pricing of the credit facility remained the same.  In addition to these factors, the Company also analyzed changes in market interest rates from June 2011 and concluded that the principal amount due under the credit facility approximated its fair value on the acquisition date.

The fair value of certain pre-existing redeemable noncontrolling interests was the amount paid to redeem such interests immediately after the Company’s acquisition of its controlling interest in National Beef.  The fair value of other redeemable noncontrolling interests was determined based upon the purchase price paid by the Company for its interest.

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

During 2009, the Company believes it became apparent to the other equity owner of Keen that Keen would not be able to make scheduled debt payments to the Company, and that the resulting payment default could result in a liquidation of Keen.  In that event, the Company’s liquidation preference over equity distributions would result in very little, if any, distributions to the other equity owner of Keen.  In November 2009, the Company purchased the other 50% equity interest that it did not own plus a secured note payable to the other equity owner of Keen for aggregate cash consideration of $15,000,000.  The Company believes it was able to acquire the remaining 50% equity interest at this distressed price because of the expected payment default on Keen’s senior secured debt owed to the Company and the Company’s preferred equity distribution in the event Keen was liquidated.

When the Company acquired the controlling interest in Keen it became a consolidated subsidiary; prior to that time the investment in Keen was classified as an investment in an associated company.  Under GAAP, upon consolidation the Company was required to record Keen’s assets and liabilities at fair value, and was required to adjust the carrying value of the Company’s equity investment immediately prior to the acquisition to fair value.  Due to the unique circumstances surrounding the Company’s 2009 acquisition described above, the fair value of the net assets acquired exceeded the amount paid by $49,345,000; the bargain purchase was recognized as a gain on the date of acquisition and included in investment and other income.  However, the fair value of the Company’s equity interest immediately prior to the acquisition was less than its $85,889,000 carrying value; accordingly the Company included a charge of $36,544,000 in income (losses) related to associated companies to write down the pre-acquisition carrying value of its investment in Keen to fair value.

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

Over 92% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA), which are carried on the balance sheet at their estimated fair value of $622,191,000 at December 31, 2011.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $39,839,000 at December 31, 2011.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a significant adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  As of December 31, 2011, the Company’s accrual for contingent losses was not significant.

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

A summary of results of continuing operations for the Company for the three years in the period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009
Income (loss) from continuing operations before
income taxes and income (losses) related to
associated companies:
Manufacturing:
Idaho Timber	$(3,787)	$547	$(12,680)
Conwed Plastics	5,916	8,803	11,578
Oil and Gas Drilling Services	3,533	(13,937)	46,738
Gaming Entertainment	12,616	(2,159)	2,379
Domestic Real Estate	80,919	(54,935)	(71,298)
Medical Product Development	(42,696)	(25,443)	(23,818)
Other Operations	(24,374)	(17,487)	(26,434)
Corporate	648,861	473,614	(167,619)
Total consolidated income (loss) from continuing
operations before income taxes and income
(losses) related to associated companies	680,988	369,003	(241,154)

Income (losses) related to associated companies
before income taxes	(612,362)	375,021	805,803
Total consolidated income from
continuing operations before income taxes	68,626	744,024	564,649

Income taxes:
Income (loss) from continuing operations before
income (losses) related to associated companies	(270,253)	1,139,318	(7,108)
Associated companies	218,321	5,745	(25,567)
Total income taxes	(51,932)	1,145,063	(32,675)

Income from continuing operations	$16,694	$1,889,087	$531,974

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three years in the period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009

Revenues and other income	$159,026	$172,908	$142,709

Expenses:
Cost of sales	150,651	159,689	140,428
Salaries and incentive compensation	5,390	5,938	5,575
Depreciation and amortization	4,136	4,138	4,317
Selling, general and other expenses	2,636	2,596	5,069
	162,813	172,361	155,389

Income (loss) before income taxes	$(3,787)	$547	$(12,680)

Idaho Timber’s revenues for 2011 decreased as compared to 2010; shipment volume and average selling prices decreased 6% and 2%, respectively.  Idaho Timber believes that the abundance of existing homes available for sale in the market and high unemployment will continue to negatively impact housing starts and Idaho Timber’s revenues.  Until housing starts substantially increase, annual dimension lumber shipping volume may remain flat or could further decline.

Idaho Timber’s revenues for 2010 increased as compared to 2009; shipment volume and average selling prices increased approximately 3% and 17%, respectively.  Idaho Timber believes that the increase in revenues for 2010 primarily reflected customers replenishing dimension lumber inventory levels during the first half of the year that had been reduced during the recession, an increase in housing starts in the first half of 2010 prior to the expiration of the federal government’s home buyers’ tax credits program, a more balanced supply of lumber in the marketplace relative to demand and an increase in demand for certain of Idaho Timber’s products.

Raw material costs, the largest component of cost of sales (approximately 81% of cost of sales), reflect the lower shipment volume in 2011 as compared to 2010.  Raw material cost per thousand board feet was largely unchanged in 2011 as compared to 2010.  Raw material costs reflect the greater shipment volume and increased costs in 2010 as compared to 2009.  Raw material cost per thousand board feet increased approximately 15% in 2010 as compared to 2009, which was caused by reduced supply due to increased low-grade lumber exports and greater demand.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.  Idaho Timber’s spread decreased approximately 14% in 2011 as compared to the prior year; the spread in 2010 increased by 29% as compared to the prior year.  Cost of sales during 2009 also included charges of $1,427,000 to reduce the carrying value of certain timber deed contracts.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three years in the period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009

Revenues and other income	$85,961	$87,073	$82,094

Expenses:
Cost of sales	65,312	64,614	56,539
Salaries and incentive compensation	6,092	6,493	6,740
Depreciation and amortization	301	327	318
Selling, general and other expenses	8,340	6,836	6,919
	80,045	78,270	70,516

Income before income taxes	$5,916	$8,803	$11,578

Conwed Plastics’ revenues decreased in 2011 as compared to 2010, primarily reflecting declines in the housing, construction and filtration markets.  The ongoing slump in the domestic housing and construction industries has continued to unfavorably impact Conwed Plastics’ revenues, and the drop in filtration product revenues in 2011 reflects greater sales during 2010 related to the 2010 gulf oil spill.  In addition, revenues in some markets declined due to tighter inventory control by certain customers, loss of customers to competitors and general economic conditions.  The turf, erosion control and agricultural markets reflect increased revenues during 2011, principally due to increases in market share and new customers.

Conwed Plastics’ revenues increased in 2010 as compared to 2009 primarily in the erosion control, filtration, consumer products and turf reinforcement markets.  While Conwed Plastics saw signs of improved economic conditions in those markets and benefited from certain new product launches and new uses of its products, its results continued to be negatively impacted by competitive pressures and customers closely managing their inventory.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  Global demand for raw materials has also resulted in higher prices for polypropylene.  Prices for polypropylene resin increased substantially in each annual period as compared to the preceding year, which adversely affected gross margin.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  Conwed Plastics believes that the increased competition for raw materials by foreign nations have and will continue to adversely impact raw material costs.  In addition, gross margins declined in 2011 due to changes in product mix and in 2010 due to greater amortization expense for intangible assets.

    Selling, general and other expenses in 2011 include losses of $1,404,000 related to the loss of a major customer and the sale of the plant in Mexico, and $634,000 of severance costs and professional fees related to employment matters.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the years ended December 31, 2011 and 2010 and for the period from the date of acquisition (November 2009) through December 31, 2009 is as follows (in thousands).  As more fully discussed above, prior to the date of acquisition Keen was accounted for under the equity method of accounting.

	2011	2010	2009

Revenues and other income	$136,146	$116,560	$60,459

Expenses:
Direct operating expenses	100,639	93,281	8,830
Interest	137	1,234	188
Salaries and incentive compensation	4,834	3,406	398
Depreciation and amortization	21,051	25,447	3,103
Selling, general and other expenses	5,952	7,129	1,202
	132,613	130,497	13,721

Income (loss) before income taxes	$3,533	$(13,937)	$46,738

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and oil, levels of natural gas and oil in storage and the supply of drilling rigs available in the marketplace.  The exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile.  During periods of lower levels of drilling activity, price competition for drilling services tends to increase, which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity, drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term.  Keen’s rig utilization and dayrates increased substantially during 2011 as compared to 2010, as the negative impact of low natural gas prices was mitigated by a greater proportion of Keen’s customers using its rigs to drill for oil rather than natural gas.  In January 2011, Keen sold its 12 older mechanical rigs and recognized a gain of $937,000.  During 2010, these 12 rigs generated revenues of $20,733,000.

Although Keen’s rig utilization and dayrates increased throughout 2010, its revenues and profitability were adversely impacted by continued low natural gas prices and high levels of natural gas in storage.  The negative impact of lower natural gas prices was partially offset by an increasing proportion of Keen’s customers using its rigs to drill for oil rather than natural gas.  Keen’s revenues and profitability during 2009 were adversely affected by the same factors as during 2010, as well as by tight credit markets, which forced many of its customers to make significant reductions in their drilling programs.  Revenues and other income for 2009 also reflect a gain of $49,345,000 resulting from the bargain purchase, as more fully discussed above.

Direct operating expenses reflected $31,930,000 and $30,774,000 in 2011 and 2010, respectively, of costs incurred for major maintenance and repair projects and, primarily in 2010, to make certain of its rigs operational following periods when they were not in use.  Keen believes that as its rigs age, the cost to maintain and repair its equipment will increase.  Direct operating expenses also reflected $2,968,000 of greater salaries and bonuses in 2011 as compared to 2010, primarily due to wage increases, and $2,680,000 of greater employee benefits, insurance and other compensation related costs.  Salaries and incentive compensation expense increased in 2011 as compared to 2010, primarily due to greater accrued incentive bonus expense.  Depreciation and amortization expense declined in 2011 as compared to 2010 principally due to the sale of certain rigs discussed above.

Gaming Entertainment

A summary of results of operations for Premier for the three years in the period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009

Revenues and other income	$117,238	$114,809	$103,583

Expenses:
Direct operating expenses	84,795	83,075	79,452
Interest	33	244	489
Salaries and incentive compensation	2,460	2,459	1,977
Depreciation and amortization	16,785	16,657	16,532
Selling, general and other expenses	549	14,533	2,754
	104,622	116,968	101,204

Income (loss) before income taxes	$12,616	$(2,159)	$2,379

Premier’s gaming revenues increased 3% in 2011 as compared to 2010, principally due to slot machine revenue, which increased due to customer loyalty programs and enhancements, offset in part by a larger amount of table games payouts.  During 2011, overall gaming revenues for the entire Biloxi market declined slightly as compared to 2010.  Premier’s gaming revenues for 2010 increased approximately 12% as compared to 2009, while the local gaming market was largely unchanged.  Premier implemented new and enhanced customer loyalty programs, which it believes was the primary reason for the growth in its gaming revenues and market share.

The increase in direct operating expenses in 2011 as compared to 2010 primarily reflects greater marketing and promotional costs.  The increase in direct operating expenses in 2010 as compared to 2009 primarily reflects greater gaming taxes and marketing and promotional costs.

Selling, general and other expenses for 2010 include a loss for the award of $11,200,000, including interest, to the former holders of Premier’s bond debt as a result of a decision by the Bankruptcy Court for the Southern District of Mississippi.  The Premier noteholders had argued that they were entitled to liquidated damages under the indenture governing the notes, and as such were entitled to more than the amount paid to them when Premier emerged from bankruptcy in 2007.  Premier filed a notice of appeal of the Bankruptcy Court’s decision and no amounts were paid while the appeal was pending.  In April 2011, Premier entered into an agreement to settle the litigation with its former noteholders for $9,000,000.  As a result, Premier reduced the liability for the award and credited selling, general and other expenses for $2,241,000 in 2011.  All litigation with respect to Premier’s chapter 11 restructuring has been settled.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three years in the period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009

Revenues and other income	$96,501	$17,075	$30,637

Expenses:
Interest	34	2,034	2,322
Depreciation and amortization	3,461	6,163	8,408
Other operating expenses, including impairment
charges described below	12,087	63,813	91,205
	15,582	72,010	101,935

Income (loss) before income taxes	$80,919	$(54,935)	$(71,298)

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

Revenues and other income in 2011 period include a gain on forgiveness of debt of $81,848,000 related to the Myrtle Beach project.  As is more fully discussed above, in January 2011 a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000 at December 31, 2010.  The Company had previously recorded impairment charges which reduced the carrying amount of this project of $47,074,000 in 2010 and $67,826,000 in 2009.

The Company did not have any major real estate sales during 2011 and 2010; revenues and other income for 2009 include real estate sales of $12,422,000.  Revenues and other income in 2010 include a gain of $1,200,000 for the favorable settlement of an insurance claim and a lawsuit, and in 2009 include $962,000 of income related to the accounting for the mark-to-market value of an interest rate derivative relating to the Myrtle Beach project’s debt obligation.

Other operating expenses also include impairment charges for real estate projects of $2,357,000 and $3,646,000 in 2010 and 2009, respectively.  In 2009 other operating expenses also include a charge of $1,444,000 representing the net book value of land and buildings that was contributed to a local municipality and $1,787,000 for the periodic net settlement amount for the interest rate derivative.

Residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including markets in which the Company has real estate projects.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets during the past few years, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  The Company has deferred its development plans for certain of its real estate development projects, and is not actively soliciting bids for its fully developed projects.  The Company intends to wait for market conditions to improve before marketing certain of its projects for sale.

Medical Product Development

A summary of results of operations for Sangart for the three years in the period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009

Revenues and other income	$378	$123	$5,147

Expenses:
Salaries and incentive compensation	12,415	9,710	9,641
Depreciation and amortization	845	870	836
Selling, general and other expenses	29,814	14,986	18,488
	43,074	25,566	28,965

Loss before income taxes	$(42,696)	$(25,443)	$(23,818)

Revenues and other income for 2009 include $5,000,000 of insurance proceeds received upon the death of Sangart’s former chief executive officer.  Sangart’s selling, general and other expenses include research and development costs of $22,130,000, $5,428,000 and $3,487,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase in research and development costs in 2011 primarily related to preparation for and commencement of a larger Phase 2 clinical study of MP4OX in trauma patients, as well as $10,000,000 related to a new patent license.

Sangart’s results reflect charges (reductions) to selling, general and other expenses of $(4,447,000), $261,000 and $3,102,000 in 2011, 2010 and 2009, respectively, related to share-based awards previously granted to a former officer.  The fair value of these share-based awards increased during 2009 and 2010 but declined during 2011; accordingly, in 2011 Sangart reduced the liability and credited selling, general and other expenses.  Salaries and incentive compensation expense increased in 2011 principally due to higher headcount.

Selling, general and other expenses in 2010 reflect $859,000 of lower professional fees, $734,000 of decreased costs for severance and $700,000 of greater royalty expense than for 2009.  Selling, general and other expenses for 2009 included $1,892,000 of charges for manufacturing facility design costs that Sangart did not expect to use.

Sangart is a development stage company that does not have any revenues from product sales.  During 2010, Sangart completed a Phase 2 proof of concept clinical trial of MP4OX in trauma patients in Europe and South Africa.  Study results were considered to be successful and supported the conduct of a larger Phase 2 clinical study in trauma patients, which commenced in the second quarter of 2011.  If this larger Phase 2 study were to be successful, Sangart would have to conduct Phase 3 clinical studies in trauma patients.  Completing these studies will take several years at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.  Sangart also recently commenced a Phase 1b clinical study involving its MP4CO product to treat sickle cell disease patients.  If this Phase 1b study were to be successful, Sangart would have to conduct Phase 2 and Phase 3 clinical studies in sickle cell disease patients, at substantial cost, prior to requesting marketing approval for the product.  The Company is unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three years in the period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009

Revenues and other income	$69,038	$67,119	$51,764

Expenses:
Interest	1	12	31
Salaries and incentive compensation	8,930	8,445	8,339
Depreciation and amortization	5,605	4,094	4,840
Selling, general and other expenses	78,876	72,055	64,988
	93,412	84,606	78,198

Loss before income taxes	$(24,374)	$(17,487)	$(26,434)
Other income for 2011 and 2010 includes $5,366,000 and $11,143,000, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  The change in revenues and other income for 2011 and 2010 also reflects $14,592,000 and $2,834,000, respectively, of increased revenues at the winery operations.   The change in revenues and other income for 2011 also reflect $4,540,000 of less income from a property rental business and $2,303,000 less income from purchased delinquent credit card receivables.

Selling, general and other expenses include $33,606,000, $26,776,000 and $23,546,000 for 2011, 2010 and 2009, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses for 2010 also reflect $4,326,000 for other operations’ portion of a settlement charge in connection with the termination and settlement of the Company’s frozen defined benefit pension plan, and a $3,000,000 charge for a settlement with certain insurance companies.  The change in selling, general and other expenses for 2011 and 2010 as compared to the prior year also reflects $12,152,000 and $2,102,000, respectively, of greater costs at the winery operations, and for 2011 $1,412,000 of lower costs at the property rental business.  Selling, general and other expenses also include charges of $1,513,000 and $4,712,000 for 2010 and 2009, respectively, at the winery operations to reduce the carrying amount of wine inventory.

Corporate

A summary of results of operations for corporate for the three years in the period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009

Revenues and other income (including net
securities gains (losses))	$906,480	$744,337	$98,815

Expenses:
Interest	111,672	121,285	125,724
Salaries and incentive compensation	41,425	60,464	45,659
Depreciation and amortization	23,296	20,979	18,441
Selling, general and other expenses	81,226	67,995	76,610
	257,619	270,723	266,434

Income (loss) before income taxes	$648,861	$473,614	$(167,619)

Net securities gains (losses) for Corporate aggregated $641,480,000, $179,494,000 and $(21,106,000) for the years ended December 31, 2011, 2010 and 2009, respectively.  Net securities gains (losses) include gains of $628,197,000 and $94,918,000 for 2011 and 2010, respectively, resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue, and in 2010 include a gain of $66,200,000 from the sale of the Company’s investment in LPH.  Net securities gains (losses) are net of impairment charges of $3,586,000, $2,474,000 and $31,420,000 during 2011, 2010 and 2009, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income increased $23,008,000 in 2011 as compared to 2010, principally due to cash dividends of $13,726,000 paid on Fortescue’s common shares and greater investment income due to a larger amount of fixed income securities.  Investment income declined $5,075,000 in 2010 as compared to 2009 principally due to lower interest rates.

Other income, which decreased $322,851,000 in 2011 as compared to 2010 and increased $449,997,000 in 2010 as compared to 2009, includes $214,455,000, $149,257,000 and $66,079,000 for 2011, 2010 and 2009, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project, which commenced production in May 2008.  Depreciation and amortization expenses include prepaid mining interest amortization of $11,800,000, $9,943,000 and $7,293,000 for 2011, 2010 and 2009, respectively, which is being amortized over time in proportion to the amount of ore produced.  Other income in 2010 includes a gain on the sale of Las Cruces of $383,369,000, as discussed above.  Other income for 2010 and 2009 also includes gains for legal settlements of $2,107,000 and $10,453,000, respectively, and for 2009 gains of $6,693,000 on the repurchase of certain of the Company’s debt securities.

The decrease in interest expense primarily reflects decreased interest expense as a result of conversions of certain of the 3¾% Convertible Senior Subordinated Notes during 2009 and, as discussed above, repurchases of certain of the Company’s debt securities during each of the last three years.

The change in salaries and incentive compensation for 2011 as compared to 2010 is principally due to lower accrued incentive bonus expense of $37,558,000, of which $23,459,000 related to the Company’s Senior Executive Annual Incentive Bonus Plan, partially offset by greater share-based compensation expense.  The change in salaries and incentive compensation for 2010 as compared to 2009 reflects greater accrued incentive bonus expense of $22,253,000, of which $5,600,000 related to the Company’s Senior Executive Annual Incentive Bonus Plan, and lower share-based compensation expense.  Bonus accruals under Senior Executive Annual Incentive Bonus Plan are based on a percentage of pre-tax profits as defined in the plan.  Other Corporate incentive bonuses are discretionary and not determined based on any mathematical formula.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $23,019,000, $4,067,000 and $10,905,000 in 2011, 2010 and 2009, respectively.  Share-based compensation expense increased in 2011 as compared to 2010 principally due to the warrants granted under the Company’s senior executive warrant plan in the second quarter of 2011.  Share-based compensation expense declined for 2010 as compared to 2009 due to the warrants previously granted under the Company’s senior executive warrant plan becoming fully vested.

Selling, general and other expenses include expenses related to the repurchase of certain of the Company’s debt securities of $6,352,000 and $5,138,000 in 2011 and 2010, respectively.  Selling, general and other expenses include costs for the investigation of investment opportunities and fees due for consummated transactions of $18,820,000 and $3,377,000 in 2011 and 2010, respectively, including $14,834,000 related to the acquisition of National Beef in 2011.  Selling, general and other expenses for 2010 include $8,403,000 for Corporate’s portion of the defined benefit pension plan settlement charge and an impairment charge of $1,449,000 for a corporate aircraft.  Selling, general and other expenses for 2011 as compared to 2010 also reflects greater severance expense of $1,342,000, increased insurance expense of $1,326,000 and higher corporate aircraft expense of $1,029,000.  The change in selling, general and other expenses during 2010 as compared to 2009 also reflects $28,300,000 of expenses incurred during 2009 related to the induced conversion of certain of the 3¾% Convertible Senior Subordinated Notes and higher corporate aircraft expense of $1,770,000 during 2010.

As discussed above, the income tax provision for 2010 reflects a credit of $1,157,111,000 as a result of the reversal of a portion of the valuation allowance for the net deferred tax asset.  The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize a substantial portion of the net deferred tax asset.  The tax provision for 2011 and 2010 also includes state and foreign income taxes, including withholding taxes on the FMG Note interest, of $21,445,000 and $14,926,000, respectively.

As of December 31, 2009, the Company had a full valuation allowance against its net federal deferred tax asset, including its available NOLs.  As a result, the Company did not record any regular federal income tax expense for the year ended December 31, 2009.  However, the Company had significant unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, it would be fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the year ended December 31, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $22,678,000 and $11,594,000 in accumulated other comprehensive income and income related to associated companies, respectively.  In addition, income tax expense for the year ended December 31, 2009 includes state and foreign income taxes, including withholding taxes on the FMG Note interest of $10,655,000.

The Worker, Homeownership, and Business Assistance Act of 2009 provided taxpayers a special election for extended net operating loss carryback benefits, and with respect to any net operating loss for which the election was made, eliminated the limitation that applies to using the NOL to reduce alternative minimum taxable income.  In 2010, the Internal Revenue Service provided additional guidance with respect to application of the law, and the Company made the election with respect to its 2008 NOL.  As a result, approximately $1,940,000,000 of the NOLs referred to above can be used to fully offset federal minimum taxable income, and no federal regular or minimum income tax would be payable on such income.  During 2010, the Company reversed deferred federal minimum tax liabilities which had been recorded in prior periods of $11,594,000 to income related to associated companies and $22,678,000 to accumulated other comprehensive income.

    The income tax provision reflects the reversal of tax reserves aggregating $600,000 and $2,000,000 for the years ended December 31, 2010 and 2009, respectively, as a result of the expiration of the applicable statute of limitations and the favorable resolution of various state and federal income tax contingencies.

Associated Companies

    Income (losses) related to associated companies includes the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009

Jefferies	$(668,282)	$157,873	$469,820
Mueller	(6,093)	–	–
ACF	–	183,572	376,490
Berkadia	29,033	16,166	20,811
Garcadia	19,996	14,424	(25,668)
JHYH	11,211	20,053	37,249
Linkem	(2,243)	–	–
HomeFed	1,410	1,108	882
Keen	–	–	(45,475)
Las Cruces	–	(16,159)	1,046
Other	2,606	(2,016)	(29,352)
Income (losses) related to associated
companies before income taxes	(612,362)	375,021	805,803
Income tax (expense) benefit	218,321	5,745	(25,567)
Income (losses) related to associated
companies, net of taxes	$(394,041)	$380,766	$780,236

The Company elected the fair value option to account for its investments in Jefferies, Mueller and ACF, with changes in market values reflected directly in earnings.  The Company sold its investment in ACF in 2010.

Berkadia acquired its commercial mortgage origination and servicing business pursuant to an Asset Put Agreement (“APA”) entered into between Berkadia and the seller in September 2009.  The seller paid Berkadia $40,000,000 for the right to require Berkadia to purchase the business pursuant to the terms of the APA.  The seller subsequently filed for bankruptcy protection under chapter 11 of title 11 of the United States Bankruptcy Code and exercised the put option.  Although there were other parties interested in purchasing portions of the commercial mortgage origination and servicing business, Berkadia’s offer was the only offer for the entire business, which eliminated the seller’s risk of having to dispose of the remaining business.  In addition, Berkadia’s offer included a provision to hire the employees operating the business, thereby saving the seller material employment related expenses.

Berkadia applied the acquisition method to account for the purchase and recorded the assets and liabilities acquired at fair value, which were principally mortgage servicing rights, mortgage loans and servicer advances.  The fair values of the net assets acquired exceeded the amount paid, principally due to the amount received as a put premium and the reasons identified above.  The excess was treated as a bargain purchase and recognized as a gain on the date of acquisition.  The Company’s share of the bargain purchase gain was $24,423,000, which is reflected in the table for 2009.

The Company’s equity in losses of Garcadia for 2009 includes impairment charges for goodwill and other intangible assets aggregating $32,348,000.

The Company owns approximately 31.4% of HomeFed, a California real estate development company, which it acquired in 2002.  The Company’s share of HomeFed’s reported earnings fluctuates with the level of real estate sales activity at HomeFed’s development projects.

The Company’s equity in losses of Keen includes impairment charges of $36,544,000 in 2009.  Keen became a consolidated subsidiary in November 2009.

The Company’s equity investment in Las Cruces was sold in 2010.

Discontinued Operations

Domestic Real Estate

In August 2010 the Company sold its operating retail shopping center in Long Island, New York and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,526,000.  Historical operating results for this business were not significant.

Property Management and Services

In September 2010 the Company sold ResortQuest, recognized a pre-tax and after tax gain on sale of discontinued operations of $35,367,000 and classified its historical operating results as a discontinued operation.  Pre-tax income of ResortQuest was $13,552,000 for the year ended December 31, 2010 and was not significant in 2009.

Telecommunications

In October 2010 the Company sold STi Prepaid, recognized a pre-tax and after-tax gain on sale of discontinued operations of $21,104,000 and classified its historical operating results as a discontinued operation.  During 2011, additional final payments were received from the buyer and the Company recognized a gain from discontinued operations of $9,669,000.  Pre-tax income of STi Prepaid was $1,863,000 and $354,000 for the years ended December 31, 2010 and 2009, respectively.

Other Operations

In 2010 the Company classified its power production business that burns waste biomass to produce electricity as a held for sale discontinued operation and recorded a charge of $25,321,000 to reduce the carrying amount of the business to its fair value.  Pre-tax losses of this business, including the impairment charge, were $3,722,000, $36,917,000 and $10,280,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other

During the years ended December 31, 2011, 2010 and 2009, the Company received distributions of $4,690,000, $11,640,000 and $11,253,000, respectively, from Empire, a subsidiary of the Company that had been classified as a discontinued operation in 2001 and fully written-off.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.

The Company sold WilTel in December 2005.  During 2009, the Company received 636,300 of its common shares in connection with the resolution of a lawsuit related to WilTel and recorded income from discontinued operations of $15,222,000 based on the market value of the common shares.  These shares were originally issued in connection with the acquisition of WilTel in 2003, and had been held in a fund for certain claims made against WilTel prior to the Company’s ownership.  The resolution of the lawsuit found that the claimants were not entitled to the shares and they were returned to the Company.

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

    The Company’s investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in equity.  Included in the Company’s available for sale investment portfolio are fixed income securities, which comprised approximately 35% of the Company’s total investment portfolio at December 31, 2011.  These fixed income securities are primarily rated “investment grade” or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises.  The estimated weighted average remaining life of these fixed income securities was approximately 4.3 years at December 31, 2011.  The Company’s fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  At December 31, 2010, fixed income securities comprised approximately 31% of the Company’s total investment portfolio and had an estimated weighted average remaining life of 3.1 years.

Also included in the Company’s available for sale investment portfolio are equity securities, which are recorded on the balance sheet at an aggregate fair value of $1,364,659,000 (aggregate cost of $666,801,000) and which comprised approximately 57% of the Company’s total investment portfolio at December 31, 2011.  The majority of this amount consists of two publicly traded securities; the investment in Fortescue common shares, which is carried at fair value of $569,256,000, and the investment in Inmet, which is carried at fair value of $708,193,000.  The Company evaluates its investments for impairment on a quarterly basis.

The Company is also subject to price risk related to its investments in Jefferies and Mueller for which it has elected the fair value option.  At December 31, 2011, these investments are classified as investments in associated companies and carried at fair values of $797,583,000 for Jefferies and $400,446,000 for Mueller.

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

    For additional information, see Notes 6, 13 and 25 of Notes to Consolidated Financial Statements.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government and agencies	$139,952	$-	$-	$-	$-	$-	$139,952	$139,952
Weighted-Average Interest Rate	.03%
U.S. Government- Sponsored Enterprises	$94,342	$79,607	$65,259	$54,738	$46,649	$281,596	$622,191	$622,191
Weighted-Average Interest Rate	2.78%	2.76%	2.71%	2.68%	2.65%	2.61%
Other Fixed Maturities:
Rated Investment Grade	$6,760	$4,132	$23,363	$764	$676	$3,836	$39,531	$39,531
Weighted-Average Interest Rate	3.59%	2.30%	5.00%	5.88%	5.89%	5.95%
Rated Less Than Investment Grade/Not Rated	$6,332	$15,044	$4,706	$4,016	$459	$2,173	$32,730	$32,730
Weighted-Average Interest Rate	7.12%	7.02%	5.53%	6.25%	5.41%	5.41%

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$418,350	$407,496	$98,104	$454,413	$-	$511,344	$1,889,707	$1,959,015
Weighted-Average Interest Rate	3.17%	7.32%	7.60%	7.67%	7.39%	8.51%
Variable Interest Rate Borrowings	$29,262	$38,559	$39,307	$40,430	$283,918	$2,000	$433,476	$433,476
Weighted-Average Interest Rate	2.05%	2.40%	2.67%	3.13%	3.66%	4.13%

Off-Balance Sheet Items:

Unused Lines of Credit	$-	$-	$-	$-	$134,921	$-	$134,921	$134,921
Weighted-Average Interest Rate	2.05%	2.40%	2.67%	3.13%	3.66%

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2011.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in internal control over financial reporting

   There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As permitted by the SEC, the Company has excluded from this assessment of internal control over financial reporting the internal control over financial reporting of National Beef, which was acquired on December 30, 2011.  National Beef represents approximately 19% of consolidated assets at December 31, 2011.

Based on our assessment and those criteria, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.	Other Information.

Not applicable.
PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.

The information to be included under the caption “Election of Directors”, “Information Concerning the Board of Directors and Board Committees”, “Executive Compensation – Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” in the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2012 annual meeting of shareholders of the Company (the “Proxy Statement”) is incorporated herein by reference.  In addition, reference is made to Item 10 in Part I of this Report.

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1)             Financial Statements.

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheets at December 31, 2011 and 2010	F-2
Consolidated Statements of Operations for the years ended December 31, 2011,
2010 and 2009	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2011,
2010 and 2009	F-5
Consolidated Statements of Changes in Equity for the years ended
December 31, 2011, 2010 and 2009	F-7
Notes to Consolidated Financial Statements	F-9

(2)	Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts	F-55

(3)	See Item 15(b) below for a complete list of Exhibits to this Report, including Executive Compensation Plans and Arrangements.

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

3.2
Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”)).*

3.3
Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).*

3.4	Amended and Restated By-laws as amended through March 2, 2009 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2009).*

3.5	Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

3.6
Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”)).*

3.7	Certificate of Amendment of the Certificate of Incorporation dated as of May 23, 2007 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-143770)).*

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

10.1	1999 Stock Option Plan as Amended and Restated (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-169377)).* +

10.2	Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (the “February 24, 2012 8-K”)).* +

10.3	Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).* +

10.4	Services Agreement, dated as of January 1, 2004, between the Company and Ian M. Cumming (filed as Exhibit 10.37 to the 2005 10-K).*

10.5	Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).*

10.6	Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan, as amended May 16, 2006 (filed as Annex A to the Company’s Proxy Statement dated April 17, 2006).* +

10.7
Employment Agreement made as of June 30, 2005 by and between the Company and Ian M. Cumming (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 13, 2005 (the “July 13, 2005 8-K”)).* +

10.8	Employment Agreement made as of June 30, 2005 by and between the Company and Joseph S. Steinberg (filed as Exhibit 99.2 to the July 13, 2005 8-K).* +

10.9
Exhibit 1 to the Agreement and Plan of Reorganization between the Company and TLC Associates, dated February 23, 1989 (filed as Exhibit 3 to Amendment No. 12 to the Schedule 13D dated December 29, 2004 of Ian M. Cumming and Joseph S. Steinberg with respect to the Company).*

10.10
Amendment No. 1, dated as of May 16, 2006, to the Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006). * +

10.11
Subscription Agreement, dated as of July 15, 2006, by and among FMG Chichester Pty Ltd, the Company, and Fortescue Metals Group Ltd (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (the “3rd Quarter 2006 10-Q”)).*

10.12	Amending Agreement, dated as of August 18, 2006, by and among FMG Chichester Pty Ltd, the Company and Fortescue Metals Group Ltd (filed as Exhibit 10.2 to the 3rd Quarter 2006 10-Q).*

10.13	Compensation Information Concerning Non-Employee Directors (filed under Item 1.01 of the Company’s Current Report on Form 8-K dated May 22, 2006).*

10.14	Leucadia National Corporation 2011 Senior Executive Warrant Plan (filed as Annex A to the Company’s Proxy Statement dated April 13, 2011).* +

10.15	Form of Common Share Purchase Warrant (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “2nd Quarter 2011 10-Q”)).* +

10.16
Master Agreement for the Formation of a Limited Liability Company dated as of February 28, 2007, among Jefferies Group, Inc., Jefferies & Company, Inc. and Leucadia National Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “1st Quarter 2007 10-Q”)).*

10.17
Amended and Restated Limited Liability Company Agreement of Jefferies High Yield Holdings, LLC, dated as of April 2, 2007, by and among Jefferies Group, Inc., Jefferies & Company, Inc., Leucadia National Corporation, Jefferies High Yield Partners, LLC, Jefferies Employees Opportunity Fund LLC and Jefferies High Yield Holdings, LLC (filed as Exhibit 10.5 to the 1st Quarter 2007 10-Q).*

10.18
Deferred Compensation and Salary Continuation Agreement, dated March 2, 1977 by and between Terracor, a Utah Corporation and Ian M. Cumming (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “1st Quarter 2009 10-Q”)).* +

10.19
First Amendment to Deferred Compensation and Salary Continuation Agreement, dated May 24, 1996 by and between the Company, as successor to Terracor, and Ian M. Cumming (filed as Exhibit 10.2 to the 1st Quarter 2009 10-Q).* +

10.20
Asset Put Agreement, dated September 2, 2009, among Berkadia III, LLC, Capmark Financial Group, Inc., Capmark Finance Inc. and Capmark Capital Inc., and solely with respect to Sections 2.5, 10.5, 10.7, 10.11, 10.16 and 10.17, Berkshire Hathaway Inc. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 12, 2010).*

10.21	Credit Agreement dated as of December 10, 2009 among Berkadia Commercial Mortgage LLC and BH Finance LLC (filed as Exhibit 10.1 to the 2nd Quarter 2011 10-Q).*

10.22
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

10.23	Letter Agreement, dated March 1, 2010, between the Corporation and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2010).* +

10.24	Letter Agreement, dated June 22, 2010, between the Corporation and Thomas E. Mara/Joseph A. Orlando (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2010).* +

10.25
Shareholder Support and Voting Agreement dated as of July 21, 2010, among General Motors Holdings LLC, Goalie Texas Holdco Inc., Leucadia National Corporation, Phlcorp, Inc., Baldwin Enterprises, Inc., BEI Arch Holdings, LLC and BEI-Longhorn, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2010).*

10.26
Amendment No. 1 to Credit Agreement dated as of October 29, 2010 among Berkadia Commercial Mortgage LLC, BH Finance LLC and Baldwin Enterprises, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.27	Participation Agreement dated as of October 29, 2010 between Baldwin Enterprises, Inc. and BH Finance LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.28
Amendment No. 1 to Guaranty dated as of October 29, 2010 made by Leucadia National Corporation in favor of BH Finance LLC in its own capacity as a lender under the Credit Agreement referred to therein and on behalf of each of the other Secured Parties under the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.29
Share Purchase Agreement dated November 29, 2010, among Leucadia National Corporation, MK Resources LLC and Inmet Mining Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2010).*

10.30
Note Purchase Agreement dated November 29, 2010, among Leucadia National Corporation, Inmet Mining Corporation and Inmet Finance Company SARL (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2010).*

10.31
Registration Rights Agreement by and among Inmet Mining Corporation and the Investors Named Herein dated as of August 22, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2010).*

10.32
Membership Interest Purchase Agreement among Leucadia National Corporation, National Beef Packing Company, LLC, U.S. Premium Beef, LLC, NBPCo Holdings, LLC, TKK Investments, LLC, TMKCo, LLC and TMK Holdings, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 30, 2011 (the “December 30, 2011 8-K”)).*

10.33	First Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, dated as of December 30, 2011 (filed as Exhibit 10.1 to the December 30, 2011 8-K).*

10.34
Amended and Restated Credit Agreement by and between National Beef Packing Company, LLC, certain of its subsidiaries, the lenders party thereto, Coöperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, U.S. Bank National Association, Bank of America, N.A., Bank of Montreal and CoBank, ACB, dated as of June 4, 2010 (filed as Exhibit 10.2 to the December 30, 2011 8-K).*

10.35
First Amendment to Amended and Restated Credit Agreement by and among National Beef Packing Company, LLC, certain of its subsidiaries, the lenders party thereto and CoBank, ACB, dated as of June 4, 2010(filed as Exhibit 10.3 to the December 30, 2011 8-K).*

10.36
Limited Waiver and Second Amendment by and among National Beef Packing Company, LLC, certain of its subsidiaries, the lenders party thereto and CoBank, ACB, dated as of July 7, 2011 (filed as Exhibit 10.4 to the December 30, 2011 8-K).*

10.37
Third Amendment to the Amended and Restated Credit Agreement and Limited Consent by and among National Beef Packing Company, LLC, certain of its subsidiaries, the lenders party thereto and CoBank, ACB, dated as of December 5, 2011 (filed as Exhibit 10.5 to the December 30, 2011 8-K).*

10.38	Cattle Purchase and Sale Agreement by and between National Beef Packing Company, LLC and U.S. Premium Beef, LLC, dated as of December 30, 2011 (filed as Exhibit 10.6 to the December 30, 2011 8-K).*

10.39	Information Concerning Executive Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2012).* +

10.40
General Termination and Release dated as of December 31, 2011 by and among Berkadia Commercial Mortgage LLC, BH Finance LLC, Baldwin Enterprises, Inc., Berkadia Commercial Mortgage Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the February 24, 2012 8-K).

10.41	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).

21	Subsidiaries of the registrant.

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

101
Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Notes to Consolidated Financial Statements and (vi) Financial Statement Schedule II – Valuation and Qualifying Accounts.

(c)	Financial statement schedules.

(1)	AmeriCredit Corp. financial statements as of and for the years ended June 30, 2010 and 2009.

(2)	Jefferies Group, Inc. financial statements as of November 30, 2011 and 2010, and for the years ended November 30, 2011 and December 31, 2009, and for the eleven month period ended November 30, 2010.

____________________________

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION

Date: February 27, 2012	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

February 27, 2012	By:	/s/ Ian M. Cumming	Chairman of the Board
		Ian M. Cumming	(Principal Executive Officer)

February 27, 2012	By:	/s/ Joseph S. Steinberg	President and Director
		Joseph S. Steinberg	(Principal Executive Officer)

February 27, 2012	By:	/s/ Joseph A. Orlando	Vice President and Chief Financial Officer
		Joseph A. Orlando	(Principal Financial Officer)

February 27, 2012	By:	/s/ Barbara L. Lowenthal	Vice President and Comptroller
		Barbara L. Lowenthal	(Principal Accounting Officer)

February 27, 2012	By:	/s/ Paul M. Dougan	Director
Paul M. Dougan

February 27, 2012	By:	/s/ Alan J. Hirschfield	Director
Alan J. Hirschfield

February 27, 2012	By:	/s/ James E. Jordan	Director
James E. Jordan

February 27, 2012	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

February 27, 2012	By:	/s/ Jesse Clyde Nichols, III	Director
Jesse Clyde Nichols, III

February 27, 2012	By:	/s/ Michael Sorkin	Director
Michael Sorkin

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Leucadia National Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

As described in “Management’s Report on Internal Control Over Financial Reporting,” management has excluded National Beef Packing Company, LLC from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company during 2011.  We have also excluded National Beef Packing Company, LLC from our audit of internal control over financial reporting.  National Beef Packing Company, LLC is a consolidated subsidiary whose total assets represent 19% of the related consolidated assets as of December 31, 2011.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 27, 2012

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in thousands, except par value)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$168,490	$441,340
Investments	150,135	264,572
Trade, notes and other receivables, net	369,123	150,328
Inventory	354,578	58,280
Current deferred tax asset	144,281	–
Prepaids and other current assets	66,872	71,070
Total current assets	1,253,479	985,590
Non-current investments ($432,768 and $413,858 collateralizing current liabilities)	2,226,875	3,832,659
Intangible assets, net and goodwill	876,589	42,636
Deferred tax asset, net	1,440,605	1,175,558
Other assets	420,157	452,321
Property, equipment and leasehold improvements, net	1,053,689	587,371
Investments in associated companies ($1,198,029 and $1,314,227 measured
using fair value option)	1,991,795	2,274,163

Total	$9,263,189	$9,350,298

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$386,544	$176,592
Other current liabilities	42,976	27,468
Securities sold under agreements to repurchase	417,479	401,121
Debt due within one year	30,133	142,659
Total current liabilities	877,132	747,840
Other non-current liabilities	96,316	90,608
Long-term debt	1,875,571	1,548,469
Total liabilities	2,849,019	2,386,917

Commitments and contingencies

Redeemable noncontrolling interests in subsidiary	235,909	–

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 244,582,588 and 243,808,147 shares issued and
outstanding, after deducting 47,006,711 and 47,525,707 shares
held in treasury	244,583	243,808
Additional paid-in capital	1,570,684	1,542,964
Accumulated other comprehensive income	912,421	1,687,363
Retained earnings	3,446,708	3,482,623
Total Leucadia National Corporation shareholders’ equity	6,174,396	6,956,758
Noncontrolling interest	3,865	6,623
Total equity	6,178,261	6,963,381

Total	$9,263,189	$9,350,298

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except per share amounts)

	2011	2010	2009

REVENUES AND OTHER INCOME:
Manufacturing	$244,918	$259,841	$224,460
Oil and gas drilling services	133,782	116,542	11,102
Gaming entertainment	117,217	114,763	103,495
Investment and other income	433,375	649,364	257,257
Net securities gains (losses)	641,476	179,494	(21,106)
	1,570,768	1,320,004	575,208

EXPENSES:
Manufacturing cost of sales	215,963	224,303	196,967
Direct operating expenses:
Oil and gas drilling services	100,639	93,281	8,830
Gaming entertainment	84,795	83,075	79,452
Interest	111,877	124,809	128,754
Salaries and incentive compensation	83,171	98,433	79,837
Depreciation and amortization	75,480	78,675	56,795
Selling, general and other expenses	217,855	248,425	265,727
	889,780	951,001	816,362
Income (loss) from continuing operations before income taxes
and income (losses) related to associated companies	680,988	369,003	(241,154)
Income tax provision (benefit):
Current	30,326	17,793	7,108
Deferred	239,927	(1,157,111)	–
	270,253	(1,139,318)	7,108
Income (loss) from continuing operations before income (losses)
related to associated companies	410,735	1,508,321	(248,262)
Income (losses) related to associated companies, net of income tax
provision (benefit) of $(218,321), $(5,745) and $25,567	(394,041)	380,766	780,236
Income from continuing operations	16,694	1,889,087	531,974
Income (loss) from discontinued operations, net of income tax
provision (benefit) of $(1,009) , $0 and $35	1,977	(9,848)	16,621
Gain on disposal of discontinued operations, net of income
tax provision of $3,384, $0 and $0	6,285	60,997	–
Net income	24,956	1,940,236	548,595
Net (income) loss attributable to the noncontrolling interest	275	(924)	1,685
Net income attributable to Leucadia National Corporation
common shareholders	$25,231	$1,939,312	$550,280

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, continued
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except per share amounts)

	2011	2010	2009

Basic earnings (loss) per common share attributable to Leucadia
National Corporation common shareholders:
Income from continuing operations	$.07	$7.77	$2.21
Income (loss) from discontinued operations	.01	(.04)	.07
Gain on disposal of discontinued operations	.02	.24	–
Net income	$.10	$7.97	$2.28

Diluted earnings (loss) per common share attributable to Leucadia
National Corporation common shareholders:
Income from continuing operations	$.07	$7.66	$2.18
Income (loss) from discontinued operations	.01	(.04)	.07
Gain on disposal of discontinued operations	.02	.23	–
Net income	$.10	$7.85	$2.25

Amounts attributable to Leucadia National Corporation common shareholders:
Income from continuing operations, net of taxes	$16,969	$1,891,352	$533,659
Income (loss) from discontinued operations, net of taxes	1,977	(9,848)	16,621
Gain on disposal of discontinued operations, net of taxes	6,285	57,808	–
Net income	$25,231	$1,939,312	$550,280

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

Net cash flows from operating activities:
Net income	$24,956	$1,940,236	$548,595
Adjustments to reconcile net income to net cash provided by
(used for) operations:
Deferred income tax provision (benefit)	22,424	(1,166,417)	19,612
Depreciation and amortization of property, equipment and leasehold improvements	68,059	78,975	61,946
Other amortization	27,174	25,755	24,431
Share-based compensation	23,264	4,260	11,106
Excess tax benefit from exercise of stock options	(242)	(189)	(15)
Provision for doubtful accounts	750	3,003	2,615
Net securities (gains) losses	(641,476)	(179,494)	21,106
(Income) losses related to associated companies	612,362	(375,021)	(805,803)
Distributions from associated companies	39,716	454,094	36,692
Net (gains) losses related to real estate, property and equipment, and other assets	(95,687)	(320,274)	46,074
Income related to Fortescue’s Pilbara project, net of proceeds received	(24,222)	22,887	(66,079)
Bargain purchase gain related to Keen	–	–	(49,345)
Common shares received in connection with lawsuit resolution	–	–	(15,222)
(Gain) loss on buyback of debt	6,352	5,138	(6,693)
Loss on debt conversion	–	–	25,990
(Gain) loss on disposal of discontinued operations	(9,669)	(60,997)	–
Change in estimated litigation reserve	(2,241)	14,099	–
Pension plan settlement charge	–	12,728	–
Investments classified as trading, net	–	–	(1,132)
Net change in:
Restricted cash	1,601	(473)	(115)
Trade, notes and other receivables	92	(11,496)	14,222
Prepaids and other assets	(7,248)	(3,470)	11,679
Trade payables and expense accruals	(7,418)	36,608	(13,778)
Other liabilities	(34,459)	(29,603)	358
Deferred revenue	(476)	(16,972)	(16,670)
Income taxes payable	6,091	(466)	17,462
Other	(619)	(1,645)	(434)
Net cash provided by (used for) operating activities	9,084	431,266	(133,398)

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(38,586)	(44,344)	(23,566)
Acquisitions of and capital expenditures for real estate investments	(8,032)	(8,173)	(10,095)
Proceeds from disposals of real estate, property and equipment, and other assets	26,434	155,961	26,158
Proceeds from (payments related to) disposal of discontinued operations,
net of expenses and cash of operations sold	10,922	59,380	–
Acquisitions, net of cash acquired	(1,019,041)	(11,261)	(3,134)
Proceeds from lawsuits and other settlements	–	3,565	9,500
Net change in restricted cash	10,519	717	655
Advances on notes and other receivables	(4,511)	(8,595)	(4,172)
Collections on notes, loans and other receivables	19,392	22,062	28,835
Investments in associated companies	(700,624)	(322,730)	(282,271)
Capital distributions and loan repayment from associated companies	323,936	503,519	105,735
Purchases of investments (other than short-term)	(3,532,925)	(1,779,821)	(2,235,140)
Proceeds from maturities of investments	506,061	284,873	344,724
Proceeds from sales of investments	4,227,660	939,821	2,114,177
Other	3,498	(3,692)	565
Net cash provided by (used for) investing activities	(175,297)	(208,718)	71,971

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$93,116	$211,695	$50,122
Reduction of debt	(144,558)	(94,999)	(42,966)
Purchase of interest in subsidiary by noncontrolling interest	7,500	–	–
Premium paid on debt conversion	–	–	(25,990)
Issuance of common shares	7,126	11,295	958
Purchase of common shares for treasury	(155)	(18)	–
Excess tax benefit from exercise of stock options	242	189	15
Dividends paid	(61,146)	(60,952)	–
Other	(8,762)	(2,546)	(4,087)
Net cash provided by (used for) financing activities	(106,637)	64,664	(21,948)
Net increase (decrease) in cash and cash equivalents	(272,850)	287,212	(83,375)
Cash and cash equivalents at January 1, including cash classified as
current assets of discontinued operations	441,340	154,128	237,503
Cash and cash equivalents at December 31, including cash classified as
current assets of discontinued operations	$168,490	$441,340	$154,128

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$112,771	$123,857	$129,598
Income tax payments (refunds), net	$26,175	$22,227	$(4,364)

Non-cash financing activities:
Issuance of common shares for debt conversion	$–	$–	$123,529

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2009	$238,499	$1,413,595	$(29,280)	$1,053,983	$2,676,797	$18,594	$2,695,391
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of tax provision
of $36,348			1,010,162		1,010,162		1,010,162
Net change in unrealized foreign
exchange gain (loss), net of tax
provision of $51			3,602		3,602		3,602
Net change in unrealized gain (loss)
on derivative instruments, net of tax
provision of $16			1,125		1,125		1,125
Net change in pension liability and
postretirement benefits, net of tax
benefit of $8			(577)		(577)		(577)
Net income				550,280	550,280	(1,685)	548,595
Comprehensive income					1,564,592	(1,685)	1,562,907
Contributions from noncontrolling interests						899	899
Distributions to noncontrolling interests						(4,986)	(4,986)
Change in interest in consolidated subsidiary		(28)			(28)	28	–
Share-based compensation expense		11,106			11,106		11,106
Issuance of common shares for debt
conversion	5,378	118,151			123,529		123,529
Common shares received from lawsuit
resolution	(636)	(14,686)			(15,322)		(15,322)
Exercise of options to purchase common
shares, including excess tax benefit	47	926			973		973

Balance, December 31, 2009	243,288	1,529,064	985,032	1,604,263	4,361,647	12,850	4,374,497
Comprehensive income:
Net change in unrealized gain (loss) on
investments, net of tax benefit
of $25,129			715,593		715,593		715,593
Net change in unrealized foreign
exchange gain (loss), net of tax
benefit of $97			(7,862)		(7,862)		(7,862)
Net change in unrealized gain (loss)
on derivative instruments, net of tax
provision of $4			306		306		306
Net change in pension liability and
postretirement benefits, net of tax
provision of $377			(5,706)		(5,706)		(5,706)
Net income				1,939,312	1,939,312	924	1,940,236
Comprehensive income					2,641,643	924	2,642,567
Contributions from noncontrolling interests						1,424	1,424
Distributions to noncontrolling interests						(14,757)	(14,757)
Change in interest in consolidated subsidiary		(1,306)			(1,306)	6,182	4,876
Share-based compensation expense		4,260			4,260		4,260
Exercise of options to purchase common
shares, including excess tax benefit	521	10,963			11,484		11,484
Purchase of common shares for treasury	(1)	(17)			(18)		(18)
Dividends ($.25 per common share)				(60,952)	(60,952)		(60,952)

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, continued
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, December 31, 2010	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381
Comprehensive loss:
Net change in unrealized gain (loss) on
investments, net of tax benefit
of $417,299			(751,606)		(751,606)		(751,606)
Net change in unrealized foreign
exchange gain (loss), net of tax
provision of $372			670		670		670
Net change in pension liability and
postretirement benefits, net of tax
benefit of $13,329			(24,006)		(24,006)		(24,006)
Net income				25,231	25,231	(275)	24,956
Comprehensive loss					(749,711)	(275)	(749,986)
Contributions from noncontrolling interests						660	660
Distributions to noncontrolling interests						(5,843)	(5,843)
Change in interest in consolidated subsidiary		(1,982)			(1,982)	2,700	718
Share-based compensation expense		23,264			23,264		23,264
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	256	7,112			7,368		7,368
Purchase of common shares for treasury	(4)	(151)			(155)		(155)
Dividends ($.25 per common share)				(61,146)	(61,146)		(61,146)

Balance, December 31, 2011	$244,583	$1,570,684	$912,421	$3,446,708	$6,174,396	$3,865	$6,178,261

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Nature of Operations:

The Company is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including beef processing, manufacturing, land based contract oil and gas drilling, gaming entertainment, real estate activities, medical product development and winery operations.  The Company also has significant investments in the common stock of Jefferies Group, Inc. (“Jefferies”), a full service investment bank and Mueller Industries, Inc. (“Mueller”), a leading manufacturer of copper, brass, plastic, and aluminum products, both of which are accounted for at fair value.  The Company owns equity interests in operating businesses which are accounted for under the equity method of accounting, including a broker-dealer engaged in making markets and trading of high yield and special situation securities, and a commercial mortgage origination and servicing business.  The Company continuously evaluates the retention and disposition of its existing operations and investments and frequently investigates the acquisition of new businesses.  Changes in the mix of the Company’s businesses and investments should be expected.

The beef processing operations are conducted by National Beef Packing Company, LLC (“National Beef”), the Company’s 78.9% owned subsidiary, which was acquired on December 30, 2011.  Since National Beef’s operating activities subsequent to the acquisition during 2011 were not significant they have not been included in the Company’s 2011 consolidated statement of operations.  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products. The products are marketed to retailers, food service providers, distributors, further processors, and the U.S. military. National Beef is based in Kansas City, Missouri and operates three beef processing facilities, two case-ready facilities and a wet blue tanning facility, all located in the U.S.

The manufacturing operations are conducted through Idaho Timber, LLC (“Idaho Timber”) and Conwed Plastics, LLC (“Conwed Plastics”).  Idaho Timber’s principal product lines include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4” radius-edge, pine decking.  Idaho Timber also manufactures and/or distributes a number of other specialty wood products.  Idaho Timber operates nine facilities located in the U.S.

Conwed Plastics manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products.  Conwed Plastics manufacturing segment has four domestic manufacturing facilities, and it owns and operates a manufacturing and sales facility in Belgium.

The Company’s land based contract oil and gas drilling operations are conducted by Keen Energy Services, LLC (“Keen”).  Keen is based in Stillwater, Oklahoma and provides drilling services to independent oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S.

The gaming entertainment business is conducted through Premier Entertainment Biloxi LLC (“Premier”).  Premier owns the Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”) located in Biloxi, Mississippi.

The domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land.

The Company’s medical product development operations are conducted through its majority-owned subsidiary, Sangart, Inc. (“Sangart”).  Sangart is developing a product called MP4OX, which is a solution of cell-free hemoglobin administered intravenously to provide rapid oxygen delivery to oxygen deprived tissues.

The winery operations consist of four wineries, Pine Ridge Vineyards in Napa Valley, California, Archery Summit in the Willamette Valley of Oregon, Chamisal Vineyards in the Edna Valley of California and Seghesio Family Vineyards in Healdsburg, California, and a vineyard development project in the Columbia Valley of Washington.  The wineries primarily produce and sell wines in the premium, ultra premium and luxury segments of the premium table wine market.

Certain amounts for prior periods have been reclassified to be consistent with the 2011 presentation.

2.	Significant Accounting Policies:

(a)      Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on the Company’s financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won’t be known until a later date.  Actual results could differ from these estimates.

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

The Company’s estimate of future taxable income considers all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available net operating loss carryforwards (“NOLs”) (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, the Company will need to generate approximately $4,600,000,000 of future U.S. pre-tax income to fully realize its net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

One of the Company’s real estate subsidiaries (MB1) had been the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The project was comprised of a retail center with approximately 346,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness with a balance of $100,524,000 at December 31, 2010, that was collateralized by the real estate.

During the second quarter of 2009, MB1 was unable to make scheduled payments under its interest rate swap agreement and received several default notices under its bank loan.  These events constituted a change in circumstances that caused the Company to evaluate whether the carrying amount of MB1’s real estate asset was recoverable.  The Company prepared cash flow models and utilized a discounted cash flow technique to determine the fair value of MB1’s real estate.  The most significant assumptions in the Company’s cash flow models were the discount rate (11%) and the capitalization rate used to estimate the selling price of the retail center (9%); these rates were selected based on published reports of market conditions for similar properties.  Based on its evaluation, the Company recorded an impairment charge of $67,826,000 during the second quarter of 2009 (classified as selling, general and other expenses).  Although MB1’s bank loan matured in October 2009, it was not repaid since MB1 did not have sufficient funds and the Company was under no obligation to provide the funds to MB1 to pay off the loan.

During the second quarter of 2010, MB1 entered into an agreement with its lenders under which, among other things, MB1 agreed not to interfere with or oppose foreclosure proceedings and the lenders agreed to release MB1 and various guarantors of the loan.  A receiver was put in place at the property, foreclosure proceedings commenced and an auction of the property was conducted; however, the Company was informed during the fourth quarter of 2010 that the highest bidder for the property failed to close.  In December 2010, the Company was invited to make a bid for the property, with the condition that a foreclosure sale to the Company must close as soon as possible without any due diligence period, which new bidders for the property would require.  A subsidiary of the Company offered $19,275,000 for the property (including net working capital amounts); the offer was accepted and the foreclosure sale closed on January 7, 2011.

As a result of the failure of the initial buyer to purchase the property and the subsequent sale to the Company in 2011, the Company concluded that the carrying value of the property was further impaired at December 31, 2010; accordingly, the Company recorded an additional impairment charge in 2010 of $47,074,000 to reflect the property at its fair value of $18,094,000.  At closing in 2011, MB1 was released from any remaining liability under the bank loan; accordingly, the remaining balance due after payment of the purchase price ($81,848,000) was recognized in other income in 2011.  Including the cash paid in the foreclosure sale, the Company’s cumulative net cash investment in this project is $85,595,000.

There were no significant impairment charges recorded during 2011.  During 2010, the Company recorded impairment charges in selling, general and other expenses of $2,357,000 for another real estate project and $1,449,000 in the corporate segment for one of its corporate aircraft that was later sold.  In 2009, the Company recorded impairment charges in selling, general and other expenses of $2,563,000 related to its manufacturing segment (primarily Idaho Timber) and $3,646,000 related to its real estate segment.

Current economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by the Company’s operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets and property and equipment (for example, beef processing, manufacturing, gaming entertainment, land based contract oil and gas drilling operations, real estate and certain associated company investments), impairment charges would have to be recorded.

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

The Company has a joint venture agreement with Garff Enterprises, Inc., pursuant to which the joint venture has acquired various automobile dealerships (“Garcadia”).  During the second quarter of 2009, the Company’s equity in losses of Garcadia included impairment charges for goodwill and other intangible assets aggregating $32,348,000.  Garcadia’s automobile dealerships had been adversely impacted by general economic conditions, and the bankruptcy filings by two of the three largest U.S. automobile manufacturers was a change in circumstances that caused Garcadia to evaluate the recoverability of its goodwill and other intangible assets.  Garcadia prepared discounted cash flow projections for each of its dealerships and concluded that the carrying amount of its goodwill and other intangible assets was impaired.

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

The Company recorded the following impairment charges for securities in the consolidated statement of operations during the three year period ended December 31, 2011 (in thousands):

	2011	2010	2009

Publicly traded securities	$3,243	$–	$14,384
Non-public securities and private equity funds	8	767	2,224
Non-agency mortgage-backed bond securitizations	335	1,707	14,812
Totals	$3,586	$2,474	$31,420

The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ significantly from the Company’s estimates and judgments.

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have a 13 year unsecured zero-coupon note of FMG Chichester Pty Ltd (“FMG”), which had a balance of $40,801,000 at December 31, 2011 (see Note 6), that meets the accounting definition of a finance receivable.  The Company exercises judgment in evaluating the credit risk and collectability of this note.  This assessment was made prior to the inception of the credit exposure and continues to be made at regular intervals.  The various factors that the Company considers in making its assessment include the current and projected financial condition of FMG, the Company’s collection experience and the length of time until the note becomes due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of December 31, 2011.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by the Company’s management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information the Company believes to be relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments to prior periods may be required.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At December 31, 2011, the book value of goodwill was $18,119,000 and was not impaired.

Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company’s consolidated statement of operations.  Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company’s original judgments and estimates to be inaccurate.  In addition, long-lived assets recorded in a business combination like property and equipment, intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss.  The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.

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

Over 92% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA), which are carried on the balance sheet at their estimated fair value of $622,191,000 at December 31, 2011.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $39,839,000 at December 31, 2011.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a significant adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  As of December 31, 2011, the Company’s accrual for contingent losses was not significant.

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

(c)      Cash Equivalents:  The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents.  Cash and cash equivalents include short-term investments of $2,691,000 and $310,901,000 at December 31, 2011 and 2010, respectively.

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

(f)      Revenue Recognition: Revenues are recognized when the following conditions are met: (1) collectibility is reasonably assured; (2) title to the product has passed or the service has been rendered and earned; (3) persuasive evidence of an arrangement exists; and (4) there is a fixed or determinable price.  National Beef’s revenues are recognized based on the terms of the sale, which for beef processing operations is typically upon delivery to customers. Manufacturing revenues are recognized when title passes, which for Idaho Timber is generally upon the customer’s receipt of the goods and for Conwed Plastics upon shipment of goods.  Gaming entertainment revenues consist of casino gaming, hotel, food and beverage, and entertainment revenues.  Casino gaming revenue is the aggregate of gaming wins and losses, reduced for the cash value of rewards earned by customers based on their level of play on slot machines.  Hotel, food and beverage, and entertainment revenues are recognized as services are performed.  Revenue from the sale of real estate is generally recognized when title passes; however, if the Company is obligated to make improvements to the real estate subsequent to closing, a portion of revenues are deferred and recognized under the percentage of completion method of accounting.  Drilling revenues from daywork contracts are recognized based on the days completed at the dayrate specified by the contracts.

(g)      Inventories and Cost of Sales: National Beef’s inventories consist primarily of meat products and supplies, and are stated at the lower of cost or market, with cost principally determined under the first-in-first-out method for meat products and average cost for supplies.

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

(j)      Derivative Financial Instruments:  The Company reflects its derivative financial instruments in its balance sheet at fair value.  National Beef uses futures and forward contracts in order to reduce its exposure to changing commodity prices. In addition, the Company has from time to time utilized derivative financial instruments to manage the impact of changes in interest rates on certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities; however, none are currently outstanding.  Although the Company believes that its derivative financial instruments help mitigate certain market risks, they do not meet the effectiveness criteria under GAAP, and therefore are not accounted for as hedges.

(k)      Translation of Foreign Currency:  Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders’ equity.  Net foreign exchange transaction losses were $202,000 for 2011, $511,000 for 2010 and $335,000 for 2009.

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

(m)    Related Party Transactions:  National Beef regularly enters into various transactions with an affiliate of NBPCo Holdings, LLC (“NBPCo Holdings”), and has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”); entities that sold a substantial portion of their ownership in National Beef to the Company and are the owners of redeemable noncontrolling interests in National Beef.  National Beef sells product to and purchases material from a company affiliated with NBPCo Holdings in the ordinary course of business; transactions are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef and USPB are parties to a cattle supply agreement pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement is for an initial five year term, with automatic one year extensions on each annual anniversary date of the Company’s acquisition of National Beef, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.

(n)      Recently Issued Accounting Standards:  In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion.  The guidance, which is effective for the first interim or annual period beginning on or after December 15, 2011, is not expected to have a significant impact on the Company’s consolidated financial statements.

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

3.      Acquisitions:

National Beef

In December 2011, the Company acquired a controlling interest in National Beef for aggregate net cash consideration of $867,869,000.  Pursuant to a membership interest purchase agreement among the Company, National Beef, USPB, NBPCo Holdings, TKK Investments, LLC (“TKK”), TMKCo, LLC (“TMKCo”) and TMK Holdings (“TMK”), the following transactions occurred in sequence on the closing date.  TKK, TMKCo and TMK are entities controlled by the chief executive officer of National Beef.

(a)	The Company purchased 76.1% of National Beef from USPB and NBPCo Holdings for aggregate cash consideration of $875,369,000.
(b)
TKK and TMKCo exercised their put rights with respect to their aggregate 5.1% interest in National Beef and National Beef redeemed their interest for aggregate cash payments of $75,947,000.  National Beef borrowed funds under its revolving credit facility to finance the redemption.  Upon completion of this redemption the Company’s interest in National Beef increased to 79.6%.

(c)	TMK purchased a .7% interest in National Beef from the Company for a cash payment of $7,500,000, reducing the Company’s interest to 78.9%.

A portion of the purchase price payable to USPB and NBPCo was placed on deposit with an escrow agent to secure certain indemnification obligations.  Upon consummation of the transactions on the closing date, USPB owned 15.1% and NBPCo owned 5.3% of National Beef.  Since transactions (b) and (c) above occurred after the Company acquired a controlling interest in National Beef, those transactions are reflected in the Company’s consolidated financial statements.

The following table reflects the preliminary allocation of the consideration paid to the assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the redeemable noncontrolling interests in National Beef (in thousands):

As of December 30, 2011
Assets:
Current assets:
Cash and cash equivalents	$18,481
Trade, notes and other receivables	195,643
Inventory	280,499
Prepaids and other current assets	22,969
Total current assets	517,592
Intangible assets and goodwill	818,484
Other assets	4,613
Property and equipment	446,166
Total assets	1,786,855

Liabilities:
Current liabilities:
Trade payables and expense accruals	234,451
Other current liabilities	13,746
Debt due within one year	29,262
Total current liabilities	277,459
Other non-current liabilities	1,404
Long-term debt	328,267
Total liabilities	607,130

Redeemable noncontrolling interests
in subsidiary	304,356

Net assets acquired	$875,369

To assist the Company’s management in its determination of the fair value of National Beef’s property and equipment, identifiable intangible assets and equity value, the Company engaged an independent valuation and appraisal firm.  The methods used by the Company’s management to determine the fair values included estimating National Beef’s business enterprise value through the use of a discounted cash flow analysis.  Property and equipment asset valuations included an analysis of depreciated replacement cost and current market prices.  The Company considered several factors to determine the fair value of property and equipment, including local market conditions, recent market transactions, the size, age, condition, utility and character of the property, the estimated cost to acquire replacement property, an estimate of depreciation from use and functional obsolescence and the remaining expected useful life of the assets.

Amounts allocated to product inventories were principally based on quoted commodity prices on the acquisition date.  For other components of working capital, the historical carrying values approximated fair values.  National Beef’s long-term debt principally consists of its senior credit facility payable to its bank group, which was renegotiated in June 2011.  In December 2011, the lenders consented to the acquisition as required by the credit facility, and to certain other amendments to the facility’s covenants; the pricing of the credit facility remained the same.  In addition to these factors, the Company also analyzed changes in market interest rates from June 2011 and concluded that the principal amount due under the credit facility approximated its fair value on the acquisition date.

The fair value of TKK and TMKCo’s redeemable noncontrolling interests was the amount paid to redeem those interests as described above.  The fair value of other redeemable noncontrolling interests was determined based upon the purchase price paid by the Company for its interest.

Amounts allocated to intangible assets, the amortization period and goodwill were as follows:

		Amortization
	Amount	Years

Customer relationships	$405,180	18
Tradenames	260,059	20
Cattle supply contracts	143,500	15
Other	830	10
Subtotal, intangible assets	809,569
Goodwill	8,915
Total	$818,484

All of the goodwill is deductible for income tax purposes.

For the year ended December 31, 2011, the Company expensed $14,834,000 of costs related to the acquisition of National Beef.

Unaudited pro forma operating results for the Company, assuming the acquisition had occurred as of January 1, 2010 are as follows (in thousands):

	2011	2010

Revenues and other income	$8,609,304	$7,365,903
Net income attributable to Leucadia National
Corporation common shareholders	$112,734	$2,050,684

Pro forma adjustments principally reflect an increase to depreciation and amortization expenses related to the fair value of property and equipment and amortizable intangible assets.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2010.

Seghesio Family Vineyards

In June 2011, a subsidiary of the Company purchased the assets of Seghesio Family Vineyards, the owner and operator of premium estate vineyards and a winery located in Healdsburg, California.  The cash purchase price was $86,018,000, which was primarily allocated as follows: $48,503,000 to property, equipment and leasehold improvements, $22,250,000 to amortizable intangible assets (principally trademarks and tradename, which will be amortized over 17 years), $12,822,000 to inventory and $1,053,000 to goodwill.  Unaudited pro forma income statement data is not included as the amounts were not significant.

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

During 2009, the Company believes it became apparent to the other equity owner of Keen that Keen would not be able to make scheduled debt payments to the Company, and that the resulting payment default could result in a liquidation of Keen.  In that event, the Company’s liquidation preference over equity distributions would result in very little, if any, distributions to the other equity owner of Keen.  In November 2009, the Company purchased the other 50% equity interest that it did not own plus a secured note payable to the other equity owner of Keen for aggregate cash consideration of $15,000,000.  The Company believes it was able to acquire the remaining 50% equity interest at this distressed price because of the expected payment default on Keen’s senior secured debt owed to the Company and the Company’s preferred equity distribution in the event Keen was liquidated.

When the Company acquired the controlling interest in Keen it became a consolidated subsidiary; prior to that time the investment in Keen was classified as an investment in an associated company.  Under GAAP, upon consolidation the Company was required to record Keen’s assets and liabilities at fair value, and was required to adjust the carrying value of the Company’s equity investment immediately prior to the acquisition to fair value.  Due to the unique circumstances surrounding the Company’s 2009 acquisition described above, the fair value of the net assets acquired exceeded the amount paid by $49,345,000; the bargain purchase was recognized as a gain on the date of acquisition and included in investment and other income.  However, the fair value of the Company’s equity interest immediately prior to the acquisition was less than its $85,889,000 carrying value; accordingly the Company included a charge of $36,544,000 in income (losses) related to associated companies to write down the pre-acquisition carrying value of its investment in Keen to fair value.

For the period from acquisition to December 31, 2009, the Company’s consolidated statement of operations includes revenues and pre-tax income from Keen of $60,459,000 and $46,738,000, respectively, including a gain of $49,345,000 resulting from the bargain purchase.  Acquisition related costs were expensed and were not significant.  Unaudited pro forma income statement data for 2009 is not included as the amounts were not significant.

4.      Investments in Associated Companies:

A summary of investments in associated companies at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Investments in associated companies accounted for
under the equity method of accounting (a):
Jefferies High Yield Holdings, LLC (“JHYH”)	$323,262	$321,023
Berkadia	193,496	475,071
Garcadia	72,303	35,943
HomeFed Corporation (“HomeFed”)	47,493	46,083
Brooklyn Renaissance Plaza	31,931	30,539
Linkem S.p.A. ("Linkem")	86,332	–
Other	38,949	51,277
Total accounted for under the equity method of accounting	793,766	959,936

Investments in associated companies carried at fair value:
Jefferies	797,583	1,314,227
Mueller	400,446	–
Total accounted for at fair value	1,198,029	1,314,227

Total investments in associated companies	$1,991,795	$2,274,163
(a)
Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

Income (losses) related to associated companies includes the following for each of the three years in the period ended December 31, 2011 (in thousands):

	2011	2010	2009

Jefferies	$(668,282)	$157,873	$469,820
Mueller	(6,093)	–	–
ACF	–	183,572	376,490
Berkadia	29,033	16,166	20,811
Garcadia	19,996	14,424	(25,668)
JHYH	11,211	20,053	37,249
Linkem	(2,243)	–	–
HomeFed	1,410	1,108	882
Keen	–	–	(45,475)
Las Cruces	–	(16,159)	1,046
Other	2,606	(2,016)	(29,352)
Income (losses) related to associated
companies before income taxes	(612,362)	375,021	805,803
Income tax (expense) benefit	218,321	5,745	(25,567)
Income (losses) related to associated
companies, net of taxes	$(394,041)	$380,766	$780,236

In accordance with GAAP, the Company is allowed to choose, at specified election dates, to measure many financial instruments and certain other items at fair value (the “fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other item, the Company is required to report unrealized gains and losses on those items in earnings.  The Company’s investments in Jefferies, Mueller and its former investment in ACF are the only eligible items for which the fair value option was elected, commencing on the date the investments became subject to the equity method of accounting.  The Company believes accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date.  In addition, electing the fair value option eliminates the uncertainty involved with impairment considerations.  The Company’s investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons the Company did not elect the fair value option for HomeFed.

Mueller

During 2011, the Company acquired 10,422,859 common shares of Mueller, representing approximately 27.3% of the outstanding common shares of Mueller, a company listed on the New York Stock Exchange (Symbol: MLI), for aggregate cash consideration of $408,558,000.  Mueller is a leading manufacturer of copper, brass, plastic, and aluminum products.  In September 2011, the Company entered into a standstill agreement with Mueller for the two year period ending September 1, 2013, pursuant to which, among other things, subject to certain provisions the Company has agreed not to sell its shares if the buyer would own more than 4.9% of the outstanding shares, and not to increase its ownership interest to more than 27.5% of the outstanding Mueller common shares.  In addition, the Company has the right to nominate two directors to the board of directors of Mueller and Mueller has agreed to give the Company registration rights covering all of the Mueller shares of common stock owned by the Company.

Jefferies

As of December 31, 2011 the Company owns an aggregate of 58,006,024 Jefferies common shares (approximately 29% of the Jefferies outstanding common shares) for a total investment of $980,109,000.  During 2011, the Company purchased an aggregate of 8,654,639 Jefferies common shares through a public offering, in private transactions and in the open market for total cash consideration of $167,753,000.  Jefferies, a company listed on the NYSE (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.  Jefferies has entered into a registration rights agreement covering all of the Jefferies common stock owned by the Company.

Berkadia

Berkadia, a joint venture between Berkshire Hathaway Inc. (“Berkshire Hathaway”) and the Company, acquired a commercial mortgage origination and servicing business in December 2009.  The Company and Berkshire Hathaway each have a 50% equity interest in Berkadia, and each party contributed $217,169,000 of equity capital to fund the acquisition.  In addition, a subsidiary of Berkshire Hathaway provided Berkadia with a five-year, $1 billion secured credit facility, which was used to fund outstanding mortgage loans and servicer advances, purchase mortgage servicing rights and for working capital needs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.  Berkadia also originates loans that are sold to U.S. government agencies, and other loans that provide bridge financing or loans that are intended to be sold to other parties.

Berkadia acquired the commercial mortgage origination and servicing business pursuant to an Asset Put Agreement (“APA”) entered into between Berkadia and the seller in September 2009.  The seller paid Berkadia $40,000,000 for the right to require Berkadia to purchase the commercial mortgage origination and mortgage servicing business pursuant to the terms of the APA.  The seller subsequently filed for bankruptcy protection under chapter 11 of title 11 of the United States Bankruptcy Code and exercised the put option.  Although there were other parties interested in purchasing portions of the commercial mortgage origination and servicing business, Berkadia’s offer was the only offer for the entire business, which eliminated the seller’s risk of having to dispose of the remaining business.  In addition, Berkadia’s offer included a provision to hire the employees operating the business, thereby saving the seller significant employment related expenses.

Berkadia applied the acquisition method to account for the purchase of the commercial mortgage origination and servicing business and recorded the assets and liabilities acquired at fair value, which were principally mortgage servicing rights, mortgage loans and servicer advances.  The fair values of the net assets acquired exceeded the amount paid, principally due to the amount received as a put premium and the reasons identified above.  This excess was treated as a bargain purchase that was recognized as a gain on the date of acquisition and included in Berkadia’s results of operations.  For the 2009 period, the Company’s recorded income from Berkadia includes $24,423,000 representing the Company’s share of the bargain purchase.

In the fourth quarter of 2010, Berkadia’s secured credit facility was amended to increase the size of the credit facility to $1.5 billion, with the Company agreeing to provide the increased funds under the facility.  At December 31, 2010, the Company had loaned $250,000,000 to Berkadia under this facility.  In June 2011, Berkadia fully repaid the amount outstanding under its secured credit facility, including $250,000,000 that was loaned by the Company, with funds generated by commercial paper sales of an affiliate of Berkadia.  Effective as of December 31, 2011, the secured credit facility was terminated.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2,500,000,000 surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and the Company has agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of December 31, 2011, the aggregate amount of commercial paper outstanding was $2,000,000,000.

JHYH

During 2007, the Company and Jefferies formed JHYH and each initially committed to invest $600,000,000.  The Company invested $350,000,000 during 2007; any request for additional capital contributions from the Company requires the consent of the Company’s designees to the Jefferies board.  The Company does not anticipate making additional capital contributions.  JHYH owns Jefferies High Yield Trading, LLC (“JHYT”), a registered broker-dealer that is engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments.  JHYT makes markets in high yield and special situation securities and provides research coverage on these types of securities.  JHYT does not invest or make markets in sub-prime residential mortgage securities.

Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH’s board, and each own 50% of the voting securities.  The organizational documents also permit passive investors to invest up to $800,000,000.  Jefferies also received additional JHYH securities entitling it to 20% of the profits.  The voting and non-voting interests are entitled to a pro rata share of the balance of the profits of JHYH, and are mandatorily redeemable in 2013, with a mutual option to extend up to three additional one-year periods.  Under GAAP, JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary.  The Company owns less than 50% of JHYH’s capital, including its indirect interest through its investment in Jefferies, and will not absorb a majority of its expected losses or receive a majority of its expected residual returns.

During 2011 and 2010, the Company received distributions of $8,972,000 and $17,077,000, respectively, from JHYH.  The Company has not provided any guarantees, nor is it contingently liable for any of JHYH’s liabilities, all of which are non-recourse to the Company.  The Company’s maximum exposure to loss as a result of its investment in JHYH is limited to the book value of its investment ($323,262,000 at December 31, 2011).

Linkem

During 2011 the Company acquired 37% of the common shares of Linkem, a wireless broadband services provider in Italy, for aggregate cash consideration of $88,575,000.  The excess of the Company’s investment in Linkem over its underlying share of book value is being amortized to expense over 12 years.

HomeFed

During 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation (“CDS”), to HomeFed for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed’s common stock.  At December 31, 2011, the Company owns approximately 31.4% of HomeFed’s outstanding common stock.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

As a result of a 1998 distribution to all of the Company’s shareholders, approximately 7.7% and 9.4% of HomeFed is owned by the Company’s Chairman and President, respectively.  Both are also directors of HomeFed and the Company’s President serves as HomeFed’s Chairman.

ACF

On October 1, 2010, the Company sold all of its ACF common shares pursuant to a cash merger in which General Motors Company acquired all of the outstanding common stock of ACF.  The Company received aggregate cash consideration of $830,561,000 for its shares of ACF common stock, which were acquired at a cost of $425,842,000.

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

During the fourth quarter of 2010, the Company sold to Inmet its remaining 30% equity interest in and subordinated sponsor loans to Las Cruces for aggregate consideration of $576,003,000.  The purchase price was comprised of $150,000,000 of cash and 5,442,413 newly issued common shares of Inmet, which were valued at the market price of the Inmet common shares on the closing date of the transaction.  In addition, the Company was released from its guarantee of $72,000,000 of debt owed by Las Cruces to an affiliate of Inmet.  The Company reported a gain on the sale of $383,369,000 in investment and other income.

The following table provides summarized data for Mueller and for associated companies accounted for on the equity method of accounting for the three years ended December 31, 2011.  (Amounts are in thousands.)

	2011	2010

Assets	$6,849,185	$4,190,534
Liabilities	3,813,236	1,882,116
Mandatorily redeemable interests	982,057	975,812
Noncontrolling interest	47,675	17,471

	2011	2010	2009

Total revenues (including securities gains (losses))	$3,823,061	$1,124,140	$690,156
Income (loss) from continuing operations before
extraordinary items	$148,661	$43,688	$(294,741)
Net income (loss)	$148,661	$43,797	$(294,741)
The Company’s income (losses) related to
associated companies	$55,920	$33,576	$(40,507)

The Company’s annual report on Form 10-K for 2011 includes separate financial statements for Jefferies and ACF.

Except for its investment in Berkadia, the Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above tables.  All such liabilities are non-recourse to the Company.  The Company’s exposure to adverse events at the investee companies is limited to the book value of its investment.

Included in consolidated retained earnings at December 31, 2011 is approximately $40,325,000 of undistributed earnings of the associated companies accounted for under the equity method of accounting.

5.     Discontinued Operations:

In August 2010, the Company sold its operating retail shopping center in Long Island, New York for cash consideration of $17,064,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,526,000.  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

In September 2010, the Company sold ResortQuest for net cash consideration of $52,371,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $35,367,000.  As a result, the Company’s property management and services segment has been classified as a discontinued operation.

In October 2010, the Company sold STi Prepaid for aggregate consideration of $20,000,000, which was scheduled to be paid over a 26 month period, and classified the telecommunications segment as a discontinued operation.  The Company reported a pre-tax and after tax gain of $21,104,000 in 2010 on sale of discontinued operations equal to the Company’s negative net investment in STi Prepaid ($19,255,000) and cash payments received from the buyer.  During 2011, additional final payments were received from the buyer and the Company recognized a gain from discontinued operations of $9,669,000.

In 2010, the Company classified its power production business that burns waste biomass to produce electricity as a held for sale discontinued operation and recorded a charge of $25,321,000 to reduce the carrying amount of the business to its fair value.  The power production business was previously classified in the other operations segment, and the impairment charge reduced the carrying amount of property, equipment and leasehold improvements, net and intangible assets to zero.

When the power production facility was originally acquired for $4,567,000 it was not operating and the original intent was to invest additional funds to rehabilitate the facility and bring it up to nameplate capacity.  Despite rehabilitation funding in excess of amounts originally planned, ongoing equipment problems resulted in a failure to bring the facility up to capacity and higher operating costs.  The cost of the waste biomass required to produce electricity also increased, and the business would have required additional funding to continue operating during 2011.  As a result, in 2010 the Company decided to sell the business rather than continue to fund operating losses in the hope that production improvements and/or waste material price decreases would make the facility profitable.

A summary of the results of discontinued operations for ResortQuest, STi Prepaid and the power production business is as follows for the three years ended December 31, 2011 (in thousands):

	2011	2010	2009

Revenues and other income:
Telecommunications	$–	$276,253	$426,027
Property management and service fees	–	87,039	112,796
Investment and other income	952	10,527	4,971
	952	373,819	543,794
Expenses:
Cost of sales - telecommunications	–	235,943	363,885
Direct operating expenses - property
management and services	–	62,595	92,421
Interest	4	15	49
Salaries and incentive compensation	611	11,958	16,755
Depreciation and amortization	–	7,084	8,438
Selling, general and other expenses	4,059	77,712	72,065
	4,674	395,307	553,613
Loss from discontinued
operations before income taxes	(3,722)	(21,488)	(9,819)
Income tax provision (benefit)	(1,009)	–	35
Loss from discontinued
operations after income taxes	$(2,713)	$(21,488)	$(9,854)

During 2011, 2010 and 2009, the Company received and recognized as income from discontinued operations distributions totaling $4,690,000, $11,640,000 and $11,253,000, respectively, from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

During 2009, the Company received 636,300 of its common shares in connection with the resolution of a lawsuit related to its former subsidiary, WilTel Communications Group, Inc. (“WilTel”), and recorded income from discontinued operations of $15,222,000 based on the market value of the common shares.  These shares were originally issued in connection with the acquisition of WilTel in 2003, and had been held in a fund for certain claims made against WilTel prior to the Company’s ownership.  The resolution of the lawsuit found that the claimants were not entitled to the shares and they were returned to the Company.

6.      Investments:

A summary of investments classified as current assets at December 31, 2011 and 2010 is as follows (in thousands):

	2011		2010
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$146,594	$145,977	$253,273	$253,589
Other investments, including accrued interest income	4,113	4,158	11,067	10,983
Total current investments	$150,707	$150,135	$264,340	$264,572

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2011 and 2010 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2011
Bonds and notes:
U.S. Government and agencies	$139,940	$13	$1	$139,952
All other corporates	5,649	70	–	5,719
Total fixed maturities	145,589	83	1	145,671

Other investments	1,005	–	699	306
Total current available for sale investments	$146,594	$83	$700	$145,977

2010
Bonds and notes:
U.S. Government and agencies	$246,996	$21	$–	$247,017
All other corporates	6,277	300	5	6,572
Total fixed maturities	$253,273	$321	$5	$253,589

A summary of non-current investments at December 31, 2011 and 2010 is as follows (in thousands):

	2011		2010
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	And Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale:
Fortescue	$115,703	$569,256	$219,723	$1,659,617
Inmet	504,006	708,193	504,006	862,481
Other investments available for sale	724,664	776,444	1,067,928	1,144,141
Other investments:
Private equity funds	85,528	85,528	86,944	86,944
Non-agency mortgage-backed bond
securitization portfolio	1,649	1,649	3,304	3,304
FMG zero coupon note component	40,801	40,801	36,268	36,268
Other non-publicly traded investments	45,298	45,004	40,114	39,904
Total non-current investments	$1,517,649	$2,226,875	$1,958,287	$3,832,659

In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd (“Fortescue”) and its subsidiary, FMG, the Company invested an aggregate of $408,030,000, including expenses, in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  In exchange for its cash investment, the Company received 264,000,000 common shares of Fortescue, and a $100,000,000 unsecured note of FMG that matures in August 2019 (the “FMG Note”).  In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth.  In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 13,986,000 common shares of Fortescue for $44,217,000.  Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol: FMG).

During 2010, the Company sold 30,000,000 common shares of Fortescue for net cash proceeds of $121,498,000, which resulted in the recognition of a net securities gain of $94,918,000.  During 2011, the Company sold 117,400,000 common shares of Fortescue for net cash proceeds of $732,217,000, which resulted in the recognition of net securities gains of $628,197,000.  At December 31, 2011, non-current available for sale investments include 130,586,000 common shares of Fortescue.  In January 2012, the Company sold 100,000,000 Fortescue common shares for net cash proceeds of $506,490,000, and will record a net securities gain of $417,887,000 during the three month period ending March 31, 2012.

Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  Interest is payable semi-annually within 30 days of June 30th and December 31st of each year; however, cash interest payments due in 2008 and 2009 were deferred by FMG due to covenants contained in the project’s senior secured debt (for periods prior to January 1, 2010).  Any interest payment that was deferred earned simple interest at an annual rate of 9.5%.  Inasmuch as the senior secured debt was redeemed in 2010, the covenants requiring the deferral of interest no longer apply, and FMG has been paying interest when due.

The Company’s initial Fortescue investment was allocated to the common shares acquired, using the market value on the acquisition date, a 13 year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment is being accounted for as a loan-like instrument, with income being recognized as the note is accreted up to its face value of $100,000,000, using a rate of 12.5%.  It is classified with other non-current investments.  The prepaid mining interest, which is being amortized to expense as the 4% of revenue is earned (using the units of production method), is classified as other current and non-current assets with an aggregate balance of $152,521,000 and $164,321,000 at December 31, 2011 and 2010, respectively.  Amounts recognized in the consolidated statements of operations for each of the three years in the period ended December 31, 2011 related to the FMG Note are as follows (in thousands):

	2011	2010	2009

Classified as investment and other income:
Interest income on FMG Note	$214,455	$149,257	$66,079
Interest accreted on zero-coupon note component	$4,533	$4,030	$3,582

Amortization expense on prepaid mining interest	$11,800	$9,943	$7,293

The aggregate book values of the various components of the FMG Note, net of accrued withholding taxes on interest, totaled $290,415,000 and $276,148,000 at December 31, 2011 and 2010, respectively.

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

In September 2010, the Company filed a Writ of Summons against Fortescue, FMG and Fortescue’s then Chief Executive Officer in the Supreme Court of Western Australia.  The Writ of Summons seeks, among other things, an injunction restraining the issuance of any additional notes identical to the FMG Note and damages.  If the litigation is ultimately determined adversely to the Company and additional notes are issued, the Company’s future cash flows from the FMG Note and future results of operations would be significantly and adversely affected to the extent of the dilution resulting from the issuance of such additional notes.  In addition, the Company would have to evaluate whether the prepaid mining interest had become impaired.  The amount of the impairment, if any, would depend upon the amount of new notes issued and the resulting dilution, plus the Company’s projection of future interest payable on the FMG Note.

At December 31, 2011 and 2010, non-current investments include 11,042,413 common shares of Inmet, or approximately 15.9% of Inmet’s outstanding shares. The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.  See Note 4 for more information about the acquisition of the Inmet shares.

Non-current other non-publicly traded investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2011 and 2010 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2011
Bonds and notes:
U.S. Government-Sponsored Enterprises	$609,617	$12,683	$109	$622,191
All other corporates	66,960	636	1,054	66,542
Total fixed maturities	676,577	13,319	1,163	688,733

Equity securities:
Common stocks:
Banks, trusts and insurance companies	22,084	28,887	–	50,971
Industrial, miscellaneous and all other	644,717	669,270	299	1,313,688
Total equity securities	666,801	698,157	299	1,364,659

Other investments	995	–	494	501
	$1,344,373	$711,476	$1,956	$2,053,893

2010
Bonds and notes:
U.S. Government and agencies	$7,806	$–	$90	$7,716
U.S. Government-Sponsored Enterprises	815,066	10,564	2,247	823,383
All other corporates	191,851	917	235	192,533
Total fixed maturities	1,014,723	11,481	2,572	1,023,632

Equity securities:
Common stocks:
Banks, trusts and insurance companies	16,340	32,936	–	49,276
Industrial, miscellaneous and all other	760,594	1,833,229	492	2,593,331
Total equity securities	776,934	1,866,165	492	2,642,607

	$1,791,657	$1,877,646	$3,064	$3,666,239

The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2011, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$24,918	$25,024
Due after five years through ten years	–	–
Due after ten years	–	–
	24,918	25,024
Mortgage-backed and asset-backed securities	651,659	663,709
	$676,577	$688,733

Reclassification adjustments included in comprehensive income (loss) for the three year period ended December 31, 2011 are as follows (in thousands):

	2011	2010	2009

Net unrealized holding gains (losses) arising during the period, net of
tax provision (benefit) of $(171,702), $(21,983) and $36,348	$(309,256)	$813,107	$1,001,651
Less: reclassification adjustment for net (gains) losses included in net
income (loss), net of tax (provision) benefit of $(245,597), $(3,146) and $0	(442,350)	(97,514)	8,511
Net change in unrealized gains (losses) on investments, net of tax
provision (benefit) of $(417,299), $(25,129) and $36,348	$(751,606)	$715,593	$1,010,162

At December 31, 2011, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

Securities with book values of $4,615,000 at December 31, 2010 collateralized certain swap agreements and a letter of credit.

7.      Trade, Notes and Other Receivables, Net:

A summary of current trade, notes and other receivables, net at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Trade receivables	$235,682	$43,313
Accrued interest on FMG Note	107,881	83,659
Receivables related to securities	4,572	9,977
Receivables relating to real estate activities	4,707	4,696
Other	20,155	13,393
	372,997	155,038
Allowance for doubtful accounts	(3,874)	(4,710)
Total current trade, notes and other receivables, net	$369,123	$150,328

The Company received the accrued interest on the FMG Note in January following each year end, net of withholding taxes.

8.      Inventory:

A summary of inventory at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Finished goods	$233,542	$39,963
Work in process	49,514	12,441
Raw materials, supplies and other	71,522	5,876
	$354,578	$58,280

9.      Intangible Assets, Net and Goodwill:

A summary of these assets at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Intangibles:
Customer and other relationships, net of accumulated
amortization of $41,958 and $39,051	$426,603	$23,338
Trademarks and tradename, net of accumulated amortization of
$1,527 and $791	278,024	1,210
Cattle supply contracts	143,500	–
Licenses, net of accumulated amortization of $2,917 and $2,328	9,081	9,670
Other, net of accumulated amortization of $5,095 and $2,650	1,262	267
Goodwill	18,119	8,151
	$876,589	$42,636

Amortization expense on intangible assets was $7,103,000, $8,401,000 and  $7,657,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2012 - $52,347,000; 2013 - $52,196,000 ; 2014 - $52,156,000; 2015 - $49,363,000; and 2016 - $48,438,000.

At December 31, 2011, goodwill in the above table related to National Beef ($8,915,000), Conwed Plastics ($8,151,000) and the winery operations ($1,053,000).  At December 31, 2010, all of the goodwill related to Conwed Plastics.  All of the goodwill is deductible for income tax purposes.

10.      Other Assets:

A summary of non-current other assets at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Real Estate	$173,077	$168,001
Unamortized debt expense	11,454	16,125
Restricted cash	67,396	94,684
Prepaid mining interest	139,572	153,210
Other	28,658	20,301
	$420,157	$452,321

At December 31, 2011 and 2010, restricted cash includes $56,500,000 that had been placed into escrow pursuant to an agreement to acquire 708 acres of land in Panama City, Florida.  The purchase price was subsequently reduced to $51,870,000, the excess funds were returned and the transaction closed in February 2012.  In addition, restricted cash at December 31, 2010 includes $14,600,000 of escrowed funds relating to the Premier noteholders’ claims which were settled during 2011.

The Company’s prepaid mining interest relates to the FMG Note, which is more fully explained in Note 6.

11.      Property, Equipment and Leasehold Improvements, Net:

A summary of property, equipment and leasehold improvements, net at December 31, 2011 and 2010 is as follows (in thousands):

	Depreciable
	Lives
	(in years)	2011	2010

Land, buildings and leasehold improvements	3-45	$604,786	$384,941
Beef processing machinery and equipment	2-15	201,934	–
Oil and gas drilling services machinery and equipment	7-15	201,550	190,951
Other machinery and equipment	2-25	202,832	190,476
Corporate aircraft	5-10	111,279	99,437
Furniture and fixtures	2-10	23,347	21,406
Construction in progress	N/A	56,465	2,092
Other	3-7	20,869	9,854
		1,423,062	899,157
Accumulated depreciation and amortization		(369,373)	(311,786)
		$1,053,689	$587,371

12.      Trade Payables and Expense Accruals:

A summary of trade payables and expense accruals at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Trade payables	$88,328	$18,166
Book overdrafts	92,254	3,177
Cattle purchases payable	31,431	–
Payables related to securities	955	1,878
Accrued compensation, severance and other employee benefits	92,216	69,075
Accrued legal and professional fees	18,364	7,348
Accrued litigation settlement	–	11,229
Taxes other than income	9,485	5,268
Accrued interest payable	35,496	40,278
Other	18,015	20,173
	$386,544	$176,592

At December 31, 2010, the accrued litigation settlement related to an award to the former holders of Premier’s bond debt.  In April 2011, Premier entered into an agreement to settle the litigation with its former noteholders for $9,000,000; the remaining liability was reversed and credited to selling, general and other expenses.  All litigation with respect to Premier’s chapter 11 restructuring has been settled.

13.      Indebtedness:

The principal amount, stated interest rate and maturity date of outstanding debt at December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	2010

Parent Company Debt:
Senior Notes:
7 ¾% Senior Notes due 2013, less debt discount of $99 and $154	$94,401	$94,346
7% Senior Notes due 2013, net of debt premium of $218 and $340	312,463	312,585
8 1/8% Senior Notes due 2015, less debt discount of $4,256 and $5,437	454,385	474,563
7 1/8% Senior Notes due 2017	423,140	478,000
Subordinated Notes:
3 ¾% Convertible Senior Subordinated Notes due 2014	97,581	97,581
8.65% Junior Subordinated Deferrable Interest Debentures due 2027	88,204	89,554
Subsidiary Debt:
Term loans	323,750	–
Revolving credit facility	92,103	–
Aircraft financing due 2011	–	32,881
Capital leases due 2012 through 2015 with a weighted-average
interest rate of 5.0%	7,115	2,503
Other due 2012 through 2029 with a weighted-average interest rate of .3%	12,562	109,115
Total debt	1,905,704	1,691,128
Less: current maturities	(30,133)	(142,659)
Long-term debt	$1,875,571	$1,548,469

Parent Company Debt:

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such purchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  Principal amounts purchased during the last three years are as follows (dollars in thousands):

	2011	2010	2009

7 ¾% Senior Notes	$–	$5,500	$–
7% Senior Notes	–	27,200	35,555
8 1/8% Senior Notes	21,359	20,000	–
7 1/8% Senior	54,860	22,000	–
8.65% Junior Subordinated Deferrable Interest Debentures	1,350	2,146	6,500
Total	$77,569	$76,846	$42,055

As a result of the purchases, the Company recognized pre-tax losses of $6,352,000 and $5,138,000 for the years ended December 31, 2011 and 2010, respectively, which are reflected in selling, general and other expenses, and recognized pre-tax gains of $6,693,000 for the year ended December 31, 2009, which are reflected in investment and other income.

In January 2012, the Company called for redemption the Senior Notes due 2017 and the Junior Subordinated Deferrable Interest Debentures due 2027 pursuant to pre-existing call rights.  Excluding accrued interest the Company will pay an aggregate of $528,308,000 to redeem the bonds in March 2012.

In April 2004, the Company sold $350,000,000 principal amount of its 3¾% Convertible Senior Subordinated Notes due 2014 in a private placement transaction.  The notes are convertible into the Company’s common shares at $22.55 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 44.3459 shares per each $1,000 principal amount of notes subject to adjustment.  Such amount reflects an adjustment to the conversion price as a result of the dividends paid in December 2011 and 2010.  Future cash dividends will reduce the conversion price per share by the amount of the dividend paid per share.  At December 31, 2011, the notes are convertible into an aggregate of 4,327,317 shares.

Pursuant to privately negotiated transactions to induce conversion, the Company issued 5,378,606 common shares upon the conversion of $123,529,000 principal amount of the notes during 2009.  The number of common shares issued was in accordance with the terms of the notes; however, the Company paid the former noteholders $25,990,000 to induce conversion.  The additional cash payments were recorded as selling, general and other expenses.

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

Subsidiary Debt:

At December 31, 2011, National Beef’s credit facility consisted of a $323,750,000 outstanding term loan and a revolving line of credit of up to $250,000,000; any amounts outstanding under the facility mature in June 2016.  The term loan requires quarterly principal payments of $9,250,000.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.50% depending upon certain financial ratios and the rate selected.  At December 31, 2011, the interest rate on the term loan was 2.1% and the interest rate in the revolving credit facility was 2.2%.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $22,976,000 were outstanding at December 31, 2011.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At December 31, 2011, after deducting outstanding amounts and issued letters of credit the remainder of the unused revolver was fully available to National Beef.

The credit facility contains customary covenants relating to National Beef and its subsidiaries, including restrictions on  distributions, mergers, asset sales, investments, acquisitions, encumbrances, affiliate transactions and other matters.  The ability of National Beef and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.  National Beef is also required to maintain a minimum Adjusted Net Worth, a maximum Funded Debt Ratio and minimum Fixed Charge Coverage Ratio, all as defined in the credit facility.  At December 31, 2011, National Beef met all of these requirements.

During 2001, a subsidiary of the Company borrowed $53,100,000 collateralized by certain of its corporate aircraft.  The debt matured during 2011.  Other subsidiary debt at December 31, 2011 principally includes Industrial Revenue bonds of National Beef ($12,245,000). Other subsidiary debt at December 31, 2010 principally included debt secured by MB1’s real estate development project ($100,524,000) and Keen’s line of credit ($8,500,000).

Excluding repurchase agreements discussed below, at December 31, 2011, $1,818,780,000 of consolidated assets (primarily inventory, receivables, property and equipment and intangibles) are pledged for indebtedness aggregating $435,450,000, principally for amounts due under National Beef’s credit facility.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2016 are as follows:  2012 - $30,133,000; 2013 - $445,936,000; 2014 - $137,411,000; 2015 - $499,099,000; and 2016 - $283,918,000.  Aggregate annual mandatory redemptions of debt do not include bonds called for redemption in 2012.

Securities Sold Under Agreements to Repurchase:

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At December 31, 2011, these fixed rate repurchase agreements have a weighted-average interest rate of approximately 0.3%, mature in January 2012 and are collateralized by non-current investments.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted-average life of approximately 5 years and a duration of .76 at December 31, 2011.

The weighted-average interest rate on short-term borrowings (primarily consisting of securities sold under agreements to repurchase) was .3% and .4% at December 31, 2011 and 2010, respectively.

14.     Redeemable Noncontrolling Interests in Subsidiary:

Redeemable noncontrolling interests in subsidiary are held by minority owners of National Beef, principally USPB, NBPCo Holdings and the chief executive officer of National Beef.  The holders of these interests share in the profits and losses of National Beef on a pro rata basis with the Company.  However, the minority owners have the right to require the Company to purchase their interests under certain specified circumstances at fair value (put rights), and the Company also has the right to purchase their interests under certain specified circumstances at fair value (call rights).  Each of the holders of the put rights has the right to make an election that requires the Company to purchase up to one-third of their interests on the fifth and seventh anniversaries of the Company’s acquisition of National Beef, and the remainder on the tenth anniversary of the Company’s acquisition of National Beef.  In addition, USPB may elect to exercise their put rights following the termination of the cattle supply agreement, and the chief executive officer following the termination of his employment.

The Company’s call rights with respect to USPB may be exercised following the termination of the cattle supply agreement or after USPB’s ownership interest is less than 20% of their interest held at the time the Company acquired National Beef.  The Company’s call rights with respect to other members may be exercised after the ten year anniversary of the Company’s acquisition of National Beef if such member’s ownership interest is less than 50% of the interest held at the time the Company acquired National Beef.  Additionally, the Company may acquire the chief executive officer’s interest following the termination of his employment.

Redeemable noncontrolling interests in subsidiary are reflected in the consolidated balance sheet at fair value.  In future periods, redeemable noncontrolling interests will reflect cash distributions and the allocation of profits or losses to the minority owners on a pro rata basis.  In addition, redeemable noncontrolling interests will be adjusted for any changes in estimated fair value, with a corresponding adjustment to the Company’s common shareholders’ equity.

15.    Common Shares, Stock Options and Preferred Shares:

The Board of Directors from time to time has authorized acquisitions of the Company’s common shares.  During the three year period ended December 31, 2011, the Company acquired 4,949 common shares at an average price of $34.92 per common share, all in connection with stock option exercises.  At December 31, 2011, the Company is authorized to repurchase 11,987,880 common shares.

As of December 31, 2011, the Company has two share-based plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  As of December 31, 2011, 1,057,250 shares were available for grant under the plan.

On March 6, 2006, the Company’s Board of Directors, upon the recommendation of the Compensation Committee of the Board, approved, subject to shareholder approval, the grant of warrants to purchase 2,000,000 common shares to each of the Company’s Chairman and President at an exercise price equal to $28.515 per share (105% of the closing price per share of a common share on that date).  In May 2006, shareholder approval was received and the warrants were issued; the warrants vested over a four year period and were scheduled by their terms to expire on March 5, 2011.  In February 2011, each of the Company’s Chairman and President exercised these warrants, on a cashless exercise basis, pursuant to which they each received 261,599 common shares (determined using a value per share of $32.806 as set forth in the warrant).  All of the common shares obtained upon exercise of the warrants were immediately sold in a private transaction.

On March 7, 2011, the Compensation Committee of the Company’s Board of Directors granted warrants to purchase 2,000,000 common shares to each of the Company’s Chairman and President at an exercise price of $33.84 per share (105% of the closing price per share of a common share on the grant date), subject to shareholder approval.  In May 2011, the required shareholder approval was received and the warrants were issued.  The warrants expire in 2016 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year.  Compensation cost was determined as of the approval date and will be recognized in the financial statements over the vesting period of the warrants.  For 2011, the Company recorded share-based compensation expense of $18,941,000 related to this grant of warrants.

Salaries and incentive compensation expense included $23,019,000, $4,067,000 and $10,905,000 for the years ended December 31, 2011, 2010 and 2009, respectively, for share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and fixed stock option plan.  Net income decreased by $15,203,000, $3,955,000 and $10,905,000 for 2011, 2010 and 2009, respectively, as a result of the share-based compensation expense.  As of December 31, 2011, total unrecognized compensation cost related to nonvested share-based compensation plans was $43,555,000; this cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of activity with respect to the Company’s stock options for the three years ended December 31, 2011 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Prices	Term	Value

Balance at December 31, 2008	2,300,290	$26.29
Granted	12,000	$24.44
Exercised	(47,250)	$20.28		$169,000
Cancelled	(68,800)	$26.38

Balance at December 31, 2009	2,196,240	$26.40
Granted	972,000	$27.17
Exercised	(520,740)	$21.69		$2,809,000
Cancelled	(25,000)	$27.66

Balance at December 31, 2010	2,622,500	$27.61
Granted	12,000	$35.78
Exercised	(255,445)	$27.89		$2,412,000
Cancelled	(127,600)	$27.63

Balance at December 31, 2011	2,251,455	$27.62	3.2 years	$–
Exercisable at December 31, 2011	870,955	$27.83	1.9 years	$–

The following summary presents the weighted-average assumptions used for grants made during each of the three years in the period ended December 31, 2011:

	2011	2010	2009
	Options	Options	Options

Risk free interest rate	1.58%	1.27%	1.99%
Expected volatility	45.25%	45.78%	44.12%
Expected dividend yield	.70%	.87%	.51%
Expected life	4.3 years	4.0 years	4.3 years
Weighted-average fair value per grant	$13.18	$9.09	$8.80

The expected life assumptions were based on historical behavior and incorporated post-vesting forfeitures for each type of award and population identified.  The expected volatility was based on the historical behavior of the Company’s stock price.  The assumptions used to value options in 2011 were also used to value the warrants granted during 2011, resulting in a fair value per warrant granted of $13.35.

At December 31, 2011 and 2010, 3,308,755 and 3,564,150, respectively, of the Company’s common shares were reserved for stock options, 4,327,317 and 4,279,868, respectively, of the Company’s common shares were reserved for the 3¾% Convertible Senior Subordinated Notes and 4,000,000 of the Company’s common shares were reserved for warrants.

At December 31, 2011 and 2010, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

One of the Company’s subsidiaries maintains a stock option plan for its employees that provides for the granting of stock options that are exercisable into common shares of the subsidiary; however, amounts related to this plan have not been significant.  Salaries and incentive compensation expense include amounts for this plan of $245,000, $193,000 and $201,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The subsidiary also granted stock appreciation rights to an executive officer that have a seven year term and become exercisable only upon the occurrence of certain events.  The rights are payable in cash unless the subsidiary’s shares are publicly listed, in which case the subsidiary may elect to settle the rights in stock.  Because management has determined that the occurrence of the events required for the stock appreciation rights to become exercisable was not probable as of December 31, 2010, no expense or liability relating to the rights has been recorded.  Stock appreciation rights were also granted to a former executive officer; changes to the fair value of these rights are recorded as increases or decreases to selling, general and other expenses.  Increases (decreases) to the fair value of these rights were $(4,447,000), $261,000 and $3,102,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

16.	Accumulated Other Comprehensive Income:

Activity in accumulated other comprehensive income is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income, net of taxes at December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

Net unrealized gains on investments	$998,151	$1,749,757	$1,034,164
Net unrealized foreign exchange gains (losses)	(3,168)	(3,838)	4,024
Net unrealized gains on derivative instruments	–	–	1,005
Net minimum pension liability	(83,537)	(60,177)	(56,948)
Net postretirement benefit	975	1,621	2,787
	$912,421	$1,687,363	$985,032

17.    Net Securities Gains (Losses):

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 2011 (in thousands):

	2011	2010	2009

Net realized gains on securities	$644,777	$182,060	$10,440
Write-down of investments (a)	(3,586)	(2,474)	(31,420)
Net unrealized gains (losses) on trading securities	285	(92)	(126)
	$641,476	$179,494	$(21,106)

(a)	Consists of provisions to write down investments resulting from declines in fair values believed to be other than temporary.

In 2011, the Company sold 117,400,000 common shares of Fortescue and recognized net securities gains of $628,197,000.  In 2010, the Company sold 30,000,000 common shares of Fortescue and recognized a net security gain of $94,918,000 and sold its investment in Light and Power Holdings, Ltd. (“LPH”) and recognized a net security gain of $66,200,000.

Proceeds from sales of investments classified as available for sale were $4,217,334,000, $838,197,000 and $2,112,574,000 during 2011, 2010 and 2009, respectively.  Gross gains of $638,863,000, $104,392,000 and $18,653,000 and gross losses of $5,235,000, $683,000 and $21,696,000 were realized on these sales during 2011, 2010 and 2009, respectively.

18.    Other Results of Operations Information:

Investment and other income for each of the three years in the period ended December 31, 2011 consists of the following (in thousands):

	2011	2010	2009

Interest on fixed maturity investments	$30,996	$22,148	$26,784
Dividend income	18,360	3,654	3,945
Other investment income	1,774	1,169	1,352
Income related to Fortescue’s Pilbara project (see Note 6)	214,455	149,257	66,079
Gain on sale of Las Cruces	–	383,369	–
Gain on forgiveness of debt	81,848	–	–
Bargain purchase related to Keen (see Note 3)	–	–	49,345
Gains on sale of real estate and other assets, net of costs	3,312	2,561	12,767
Income related to settlement of insurance claims	–	106	5,272
Gain related to lawsuits and other settlements	141	3,446	10,453
Gain on buyback of debt	–	–	6,693
Government grants reimbursement	5,366	11,143	–
Rental income	11,126	12,417	14,149
Winery revenues	38,161	23,569	20,735
Other	27,836	36,525	39,683
	$433,375	$649,364	$257,257

As reflected in the table above, other income for the other operations segment includes government grants that reimbursed the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.

Taxes, other than income or payroll, amounted to $21,713,000, $22,213,000 and $18,305,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising costs amounted to $11,551,000, $10,284,000 and $9,251,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and development costs charged to expense were $22,152,000, $5,476,000 and $3,525,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

19.    Income Taxes:

The principal components of deferred taxes at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred Tax Asset:
Securities valuation reserves	$49,893	$52,444
Other assets	78,289	85,490
NOL carryover	1,730,465	1,962,914
Intangible assets, net and goodwill	23,037	–
Other liabilities	12,386	23,433
	1,894,070	2,124,281
Valuation allowance	(109,181)	(109,181)
	1,784,889	2,015,100
Deferred Tax Liability:
Unrealized gains on investments	(148,007)	(822,095)
Property and equipment	(45,784)	(4,452)
Other	(6,212)	(12,995)
	(200,003)	(839,542)
Net deferred tax asset	$1,584,886	$1,175,558

As of December 31, 2011, the Company had consolidated federal NOLs of $1,228,800,000 that may be used to offset the taxable income of any member of the Company’s consolidated tax group.  In addition, the Company has $3,509,350,000 of federal NOLs that are only available to offset the taxable income of certain subsidiaries.  Unused NOLs that expire prior to 2020 aggregate $2,568,000.  The Company also has various state NOLs that expire at different times, which are reflected in the above table to the extent the Company estimates its future taxable income will be apportioned to those states.  Uncertainties that may affect the utilization of the Company’s tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

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

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2011 was as follows, excluding amounts allocated to income (losses) related to associated companies and discontinued operations (in thousands):

	2011	2010	2009

State income taxes	$7,930	$3,162	$(1,890)
Resolution of state tax contingencies	-	(600)	(2,025)
Federal income taxes:
Deferred	239,297	-	-
Decrease in valuation allowance	-	(1,157,111)	-
Foreign income taxes	23,026	15,231	11,023
	$270,253	$(1,139,318)	$7,108

At December 31, 2009, the Company had a full valuation allowance against its net federal deferred tax asset, including its available NOLs.  As a result, the Company did not record any regular federal income tax expense for 2009.  Prior to September 30, 2010, the Company had been recording provisions or benefits for deferred federal minimum taxes payable, due to unrealized security gains reflected in accumulated other comprehensive income and in income related to associated companies.  If these gains were realized, the Company would be able to use its NOLs to fully offset the federal income taxes that would be due, but prior to the election described below the Company would have to pay federal minimum taxes.  Although the payment of federal minimum taxes generates a minimum tax credit carryover, prior to the fourth quarter of 2010 it would have been fully reserved for in the net deferred tax asset valuation allowance.  Accordingly, for the year ended December 31, 2009, the Company recorded provisions for deferred federal minimum taxes payable of $22,678,000 and $11,594,000 in accumulated other comprehensive income and income related to associated companies, respectively.

The Worker, Homeownership, and Business Assistance Act of 2009 provided taxpayers a special election for extended net operating loss carryback benefits, and with respect to any net operating loss for which the election was made, eliminated the limitation that applies to using the NOL to reduce alternative minimum taxable income.  In 2010, the Internal Revenue Service provided additional guidance with respect to application of the law, and the Company made the election with respect to its 2008 NOL.  As a result, approximately $1,940,000,000 of the NOLs referred to above can be used to fully offset federal minimum taxable income, and no federal regular or minimum income tax would be payable on such income.  During 2010, the Company reversed deferred federal minimum tax liabilities which had been recorded in prior periods of $11,594,000 to income related to associated companies and $22,678,000 to accumulated other comprehensive income.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):

	2011	2010	2009

Expected federal income tax	$238,346	$129,151	$(84,404)
State income taxes, net of federal income tax benefit	5,585	3,162	(1,890)
Decrease in valuation allowance	-	(1,157,111)	-
Tax expense not provided on income recorded prior to the reversal of
deferred tax valuation allowance	-	(134,230)	-
Tax benefit of current year losses fully reserved in valuation allowance	-	-	101,927
Accounting expense for warrants in excess of tax deduction	7,141	-	-
Resolution of tax contingencies	-	(600)	(2,025)
Permanent differences	2,552	5,079	(17,523)
Foreign taxes	14,967	15,231	11,023
Other	1,662	-	-
Actual income tax provision (benefit)	$270,253	$(1,139,318)	$7,108

Reflected above as resolution of tax contingencies are reductions to the Company’s income tax provision for the expiration of the applicable statute of limitations and the favorable resolution of certain federal and state income tax contingencies.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the periods presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

As of January 1, 2009	$7,900	$3,200	$11,100
Additions to unrecognized tax benefits	200	-	200
Additional interest expense recognized	-	600	600
Audit payments	(200)	(100)	(300)
Reductions as a result of the lapse of the statute of
limitations and completion of audits	(1,200)	(800)	(2,000)
Balance, December 31, 2009	6,700	2,900	9,600
Additions to unrecognized tax benefits	-	-	-
Additional interest expense recognized	-	500	500
Audit payments	(100)	(100)	(200)
Reductions as a result of the lapse of the statute of
limitations and completion of audits	(300)	(300)	(600)
Balance, December 31, 2010	6,300	3,000	9,300
Additions to unrecognized tax benefits	-	-	-
Additional interest expense recognized	-	500	500
Audit payments	-	-	-
Reductions as a result of the lapse of the statute of
limitations and completion of audits	-	-	-
Balance, December 31, 2011	$6,300	$3,500	$9,800

If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower the Company’s effective income tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $300,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2007.  The Company’s New York State and New York City income tax returns are currently being audited for the 2006 to 2008 period.

20.    Pension Plans and Postretirement Benefits:

Prior to 1999, the Company maintained a defined benefit pension plan covering employees of certain units who met age and service requirements.  This plan was frozen in 1998; in 2010 the plan was terminated and settled.  A contribution of $9,636,000 was made to the plan and the Company recognized a settlement charge of $12,728,000 during 2010.

Pursuant to the WilTel sale agreement the responsibility for WilTel’s defined benefit pension plan was retained by the Company.  All benefits under this plan were frozen as of the date of sale.

A summary of activity with respect to defined benefit pension plans for 2011 and 2010 is as follows (in thousands):

	2011	2010
Projected Benefit Obligation:
Projected benefit obligation at beginning of period	$207,889	$235,846
Interest cost	11,233	12,295
Actuarial loss	39,028	19,313
Settlement payment	–	(50,200)
Benefits paid	(6,201)	(9,365)
Projected benefit obligation at December 31,	$251,949	$207,889

Change in Plan Assets:
Fair value of plan assets at beginning of period	$145,124	$167,652
Actual return on plan assets	7,166	6,898
Employer contributions	43,823	32,511
Settlement payment	–	(50,200)
Benefits paid	(6,201)	(9,365)
Administrative expenses	(1,036)	(2,372)
Fair value of plan assets at December 31,	$188,876	$145,124

Funded Status at end of year	$(63,073)	$(62,765)

As of December 31, 2011 and 2010, $104,424,000 and $68,094,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $63,073,000 and $62,765,000, respectively, was reflected as accrued pension cost.

Employer contributions expected to be paid in 2012 are $3,000,000.

Pension expense related to the defined benefit pension plans charged to results of continuing operations included the following components (in thousands):

	2011	2010	2009

Interest cost	$11,233	$11,944	$12,433
Expected return on plan assets	(6,091)	(7,936)	(7,679)
Actuarial loss	2,659	1,929	2,290
Amortization of prior service cost	-	2	3
Net pension expense	$7,801	$5,939	$7,047

At December 31, 2011, the plan’s assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents	$15,479	$15,479	$–
Bonds and notes:
U.S. Government and agencies	27,076	27,076	–
Foreign governments	2,185	2,185	–
All other corporates	126,035	123,689	2,346
Other (primarily receivable on sale
of securities)	18,101	18,101	–
Total	$188,876	$186,530	$2,346

At December 31, 2010, the plan’s assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)

Cash and cash equivalents	$21,748	$21,748
Bonds and notes:
U.S. Government and agencies	9,154	9,154
U.S. Government-Sponsored Enterprises	3,040	3,040
States, municipalities and political
subdivisions	325	325
All other corporates	110,857	110,857
Total	$145,124	$145,124
The estimated fair values for securities measured using Level 1 inputs are determined using publicly quoted market prices in active markets.  Certain of the corporate bonds are measured using Level 2 inputs.  Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive.  The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities.  At December 31, 2011, the plan did not have any fair value measurements using unobservable inputs (Level 3).

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

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2.5% current expected inflation, 1.5% to 1.7% real rate of return for short duration risk-free investments, .2% inflation risk premium and .75% default risk premium for the portion of the portfolio invested in corporate bonds.  The Company then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 4.25% expected long-term rate of return assumption for 2011.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009

Net loss arising during period	$(38,989)	$(23,120)	$(5,161)
Settlement charge	–	16,891	–
Recognition of amortization in net periodic benefit cost:
Prior service cost	–	2	3
Actuarial loss	2,659	2,095	2,435
Total	$(36,330)	$(4,132)	$(2,723)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2012 is $5,928,000.

The Company uses a December 31 measurement date for its plans.  Excluding the defined pension benefit plan terminated in 2010, the assumptions used relating to the defined benefit pension plan is as follows:

	2011	2010
Discount rate used to determine benefit
obligation at December 31,	4.40%	5.50%
Weighted-average assumptions used to determine
net cost for years ended December 31,:
Discount rate	5.50%	6.00%
Expected long-term return on plan assets	4.25%	6.00%

The following pension benefit payments are expected to be paid (in thousands):

2012	$4,453
2013	4,784
2014	6,371
2015	8,360
2016	9,243
2017 – 2021	67,536

The Company and its consolidated subsidiaries have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were $2,904,000, $2,570,000 and $2,265,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

21.    Derivative Instruments:

As part of National Beef’s operations, it is exposed to market risks from changes in commodity prices.  To manage these risks, National Beef may enter into forward purchase contracts for cattle and exchange traded futures contracts for cattle or grain.  While these instruments help mitigate market risks, they are not designated and accounted for as hedges; accordingly, the gains and losses associated with changes in fair value of derivative financial instruments are recorded to net sales or cost of goods sold in the period of change.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are designated as normal purchases and sales and not recorded at fair value.

Exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  National Beef has $10,683,000 in cash collateral posted for its derivative liabilities which is included in prepaids and other current assets as of December 31, 2011.  See Note 25 for fair value information on National Beef’s commodity contracts.

22.    Commitments and Contingencies:

The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to thirty years.  Rental expense (net of sublease rental income) was $13,892,000 in 2011, $14,138,000 in 2010 and $11,421,000 in 2009.  Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2011 are as follows (in thousands):

2012	$20,741
2013	18,542
2014	15,995
2015	10,847
2016	6,807
Thereafter	32,926
105,858
Less: sublease income	(986)
$104,872

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to obtain project improvement bonds for the San Elijo Hills project.  These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn.  At December 31, 2011, $1,224,000 was outstanding under these bonds, substantially all of which expires in 2012 and 2013.

As more fully discussed in Note 4, the Company has agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2,500,000,000 surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2011, the aggregate amount of commercial paper outstanding was $2,000,000,000.

The Hard Rock Biloxi’s casino is constructed over water on concrete pilings; however, the threat of hurricanes is a risk to the facility.  Premier’s current insurance policy provides up to $242,000,000 in coverage for damage to real and personal property including business interruption coverage.  The coverage is provided by a panel of U.S., Bermuda and London based insurers and is comprised of a $50,000,000 primary layer and three excess layers.  The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better.  Although the insurance policy is an all risk policy, any loss resulting from a weather catastrophe occurrence, which is defined to include damage caused by a named storm, is sublimited to $100,000,000 with a deductible of $5,000,000.

Effective December 30, 2004, National Beef finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, National Beef committed to make a series of service charge payments totaling $19,300,000 over a 20 year period.  Payments under the commitment will be $800,000 in each of the years 2012 through 2016, with the remaining balance of $6,500,000 to be paid in subsequent years.

National Beef makes verbal commitments to cattle producers to purchase cattle approximately one week in advance of delivery of those cattle to its plants. The actual value paid for these cattle is determined after the cattle are delivered, weighed and inspected at the Company’s facilities. The total value of verbal commitments to purchase cattle as of December 31, 2011 was $101,399,000.

All of Linkem’s outstanding shares, including the shares owned by the Company, are pledged as collateral for its bank credit line, which was fully drawn at December 31, 2011.

Subsidiaries of the Company have outstanding letters of credit aggregating $36,524,000 at December 31, 2011.

23.    Litigation:

The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to the Company’s consolidated financial position.  The Company does not believe that any of the foregoing actions will have a significant adverse effect on its consolidated financial position or liquidity, but any amounts paid could be significant to results of operations for the period.

24.    Earnings (Loss) Per Common Share:

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted-average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three year periods ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009

Numerator for earnings (loss) per share:
Net income attributable to Leucadia National
Corporation common shareholders for basic
earnings per share	$25,231	$1,939,312	$550,280
Interest on 3¾% Convertible Notes	-	3,707	7,199
Net income attributable to Leucadia National
Corporation common shareholders for diluted
earnings per share	$25,231	$1,943,019	$557,479

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted-average shares	244,425	243,379	241,437
Stock options	73	42	2
Warrants	75	–	–
3¾% Convertible Notes	-	4,251	6,410
Denominator for diluted earnings (loss) per share	244,573	247,672	247,849

Options to purchase 1,639,375, 1,865,625 and 2,247,590 weighted-average shares of common stock were outstanding during the years ended December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 4,000,000 for the year ended December 31, 2011 related to outstanding warrants to purchase common shares at $33.84 per share, as the effect was antidilutive.  Warrants to purchase 4,000,000 and 4,000,000 weighted average common shares at $28.515 per share were outstanding during the years ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For the year ended December 31, 2011, 4,283,518 shares related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.

Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

25.    Fair Value of Financial Instruments:

Aggregate information concerning assets and liabilities at December 31, 2011 and 2010 that are measured at fair value on a recurring basis is presented below (dollars in thousands):

	December 31, 2011
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$139,952	$139,952	$–
All other corporates	5,719	5,719	–
Other	306	–	306
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government-Sponsored Enterprises	622,191	–	622,191
All other corporates	66,542	26,703	39,839
Equity securities:
Common stocks:
Banks, trusts and insurance companies	50,971	50,971	–
Industrial, miscellaneous and all other	1,313,688	1,313,688	–
Other	501	–	501
Investments in associated companies	1,198,029	1,198,029	–
Total	$3,397,899	$2,735,062	$662,837

Commodity contracts - other current assets	$3,816	$88	$3,728

Other current liabilities:
Commodity contracts	$(2,802)	$–	$(2,802)
Other	(955)	(955)	–
Total	$(3,757)	$(955)	$(2,802)

	December 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$247,017	$247,017	$–
All other corporates	6,572	6,324	248
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	7,716	–	7,716
U.S. Government-Sponsored Enterprises	823,383	–	823,383
All other corporates	192,533	150,193	42,340
Equity securities:
Common stocks:
Banks, trusts and insurance companies	49,276	49,276	–
Industrial, miscellaneous and all other	2,593,331	2,593,331	–
Investments in associated companies	1,314,227	1,314,227	–
Total	$5,234,055	$4,360,368	$873,687

Other current liabilities	$(2,413)	$(1,878)	$(535)

At December 31, 2011 and 2010, the Company did not have significant fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis.  As more fully discussed in Notes 3 and 14, the fair value of the redeemable noncontrolling interests of National Beef was determined based on the amount paid by the Company for its interest, which was acquired on December 30, 2011.  In future periods, these interests will be carried at fair value on a recurring basis, based on significant unobservable inputs (Level 3).

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

At December 31, 2011, the Company did not have significant assets and liabilities that were measured at fair value on a nonrecurring basis. Aggregate information concerning assets and liabilities at December 31, 2010 that are measured at fair value on a nonrecurring basis is presented below (in thousands):

	December 31, 2010
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held and used (a)	$20,600	$–	$20,600	$–
Long-lived assets held for sale (b)	7,000	–	7,000	–
Other non-current investments (c)	2,200	–	–	2,200

(a)
At December 31, 2010, the Company evaluated for impairment the carrying value of MB1’s real estate assets, recorded an impairment charge of $47,074,000 and reduced the carrying amount to its fair value of $18,094,000.  As of December 31, 2010, the Company also wrote down to fair value one of its real estate projects based on an appraisal and prices for similar assets, and recognized an impairment charge of $2,357,000, which is included in selling, general and other expenses.  See Note 2 for more information.

(b)
Consists of a corporate aircraft at December 31, 2010 for which the fair value was primarily based on prices for similar assets.  The Company recognized an impairment loss of $1,449,000 for 2010 which is included in selling, general and other expenses.

(c)
At December 31, 2010, represents an investment in a non-public security of $2,177,000.  The investment in the non-public security is accounted for under the cost method of accounting for which the Company primarily reviewed issuer financial statements to determine its fair value.

The information in the tables above includes assets that are measured at fair value on a non-recurring basis as of the indicated balance sheet dates.  However, prior to year-end the Company recorded impairment charges for assets that resulted in write-downs to fair value in earlier periods.  For the years ended December 31, 2011, 2010 and 2009, net securities gains (losses) include impairment charges for investments aggregating $3,586,000, $2,474,000 and $31,420,000, respectively; see Note 2 for further information.

During 2009, the Company recorded impairment charges for other assets and investments in associated companies aggregating $139,000,000, which were principally classified as selling, general and other expenses and losses related to associated companies.  This amount primarily consisted of $68,800,000 related to long-lived assets, principally with respect to MB1, $36,544,000 related to the Company’s investment in Keen (while it was classified as an associated company) and $32,348,000 related to the Company’s investment in Garcadia (an associated company); see Notes 2 and 3 for further information.

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

Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage-backed bond securitizations where the underlying assets are various individual mortgage loans, the zero-coupon note component of the FMG Note, and various other non-publicly traded investments.  For the investments in private equity funds and the FMG zero-coupon note, the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value.  For the bond securitization portfolio, future cash flows are re-estimated on a regular basis for each security to determine if impairment charges are required; accordingly the Company has concluded that the carrying amount of these securities approximates their fair values.  The fair values of the Company’s other non-publicly traded investments that are accounted for under the cost method were assumed to be at least equal to the carrying amount.  For these non-publicly traded investments, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.

(b)	Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c)	Notes receivable: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d)
Long-term and other indebtedness:  The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.  The fair value of the MB1 debt at December 31, 2010 was the amount paid by the Company’s subsidiary for the collateralized property in the foreclosure sale; see Note 2.

(e)	Redeemable noncontrolling interests were valued based on the amount paid by the Company to acquire National Beef on December 30, 2011; see Note 3 for more information.

(f)
Swap agreements:  The fair values of the interest rate swap at December 31, 2010 was based on rates then available for similar agreements. At December 31, 2011, the Company did not have any swap agreements.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$150,135	$150,135	$264,572	$264,572
Non-current	2,226,875	2,226,875	3,832,659	3,832,659
Cash and cash equivalents	168,490	168,490	441,340	441,340
Notes receivable:
Current	1,675	1,675	740	740
Non-current	13,531	13,531	2,633	2,633
Commodity contracts	3,816	3,816	–	–

Financial Liabilities:
Indebtedness:
Current	447,612	447,612	543,780	461,350
Non-current	1,875,571	1,944,879	1,548,469	1,677,656
Securities sold not owned	955	955	1,878	1,878
Commodity contracts	2,802	2,802	–	–

Redeemable noncontrolling interests	235,909	235,909	–	–

Swap agreements:
Interest rate swaps	–	–	(535)	(535)

26.    Segment Information:

The Company’s reportable segments consist of its operating units, which offer different products and services and are managed separately.  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. Idaho Timber primarily remanufactures, manufactures and/or distributes wood products.  Conwed Plastics manufactures and markets lightweight plastic netting used for a variety of purposes.  The Company’s land based contract oil and gas drilling operations segment is conducted through Keen, a provider of drilling services to oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S.  The Company’s gaming entertainment segment is conducted through Premier, which owns the Hard Rock Biloxi.  The Company’s domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development.  The Company’s medical product development segment is conducted through Sangart.  Other operations primarily consist of the Company’s wineries and energy projects.

Prior to its consolidation in November 2009, the Company’s investment in Keen was classified as an investment in an associated company.

Associated companies include equity interests in other entities that the Company accounts for under the equity method of accounting.  Investments in associated companies that are accounted for under the equity method of accounting include HomeFed, Linkem, JHYH, Berkadia, and Garcadia.  Associated companies also include the Company’s investments in Jefferies and Mueller, which are accounted for at fair value rather than under the equity method of accounting.

Corporate assets primarily consist of the deferred tax asset, investments and cash and cash equivalents and corporate revenues primarily consist of investment and other income and securities gains and losses.  Corporate assets include the Company’s investment in Fortescue and in the Inmet common shares.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has a manufacturing and sales facility located in Belgium, National Beef has sales offices in and exports its products to various countries and the Company owns a small Caribbean-based telecommunications provider; these are the only foreign operations with non-U.S. revenue or assets that the Company consolidates.  Unconsolidated non-U.S. based investments include the investments in Fortescue, Inmet and Linkem.

Certain information concerning the Company’s segments is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired, which was November 2009 for Keen and December 30, 2011 for National Beef. However, since operating activities for National Beef subsequent to the acquisition during 2011 were not significant they have not been included in the Company’s 2011 consolidated statement of operations. Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes and identifiable assets employed.

	2011	2010	2009
	(In thousands)
Revenues and other income (a):
Manufacturing:
Idaho Timber	$159,026	$172,908	$142,709
Conwed Plastics	85,961	87,073	82,094
Oil and Gas Drilling Services (b)	136,146	116,560	60,459
Gaming Entertainment	117,238	114,809	103,583
Domestic Real Estate	96,501	17,075	30,637
Medical Product Development	378	123	5,147
Other Operations (c)	69,038	67,119	51,764
Corporate (d)	906,480	744,337	98,815
Total consolidated revenues and other income	$1,570,768	$1,320,004	$575,208

Income (loss) from continuing operations before income taxes:
Manufacturing:
Idaho Timber	$(3,787)	$547	$(12,680)
Conwed Plastics	5,916	8,803	11,578
Oil and Gas Drilling Services (b)	3,533	(13,937)	46,738
Gaming Entertainment	12,616	(2,159)	2,379
Domestic Real Estate	80,919	(54,935)	(71,298)
Medical Product Development	(42,696)	(25,443)	(23,818)
Other Operations (c)	(24,374)	(17,487)	(26,434)
Income (loss) related to Associated Companies	(612,362)	375,021	805,803
Corporate (d)	648,861	473,614	(167,619)
Total consolidated income from continuing
operations before income taxes	$68,626	$744,024	$564,649

Depreciation and amortization expenses:
Manufacturing: (e)
Idaho Timber	$5,299	$6,131	$8,631
Conwed Plastics	6,509	9,068	8,476
Oil and Gas Drilling Services	21,051	25,447	3,103
Gaming Entertainment	16,785	16,657	16,532
Domestic Real Estate	3,461	6,163	8,408
Medical Product Development	845	870	836
Other Operations (e)	9,922	7,183	8,125
Corporate	23,296	20,979	18,441
Total consolidated depreciation and amortization expenses	$87,168	$92,498	$72,552

Identifiable assets employed:
Beef Processing	$1,786,855	$–	$–
Manufacturing:
Idaho Timber	71,859	84,436	94,211
Conwed Plastics	56,539	60,822	67,940
Oil and Gas Drilling Services	224,563	237,212	257,086
Gaming Entertainment	243,888	253,221	266,951
Domestic Real Estate	254,885	255,027	311,571
Medical Product Development	27,893	16,950	26,702
Other Operations	226,306	167,535	158,326
Investments in Associated Companies	1,991,795	2,274,163	2,764,885
Corporate	4,378,606	6,000,932	2,652,422
Assets of discontinued operations	–	–	162,270
Total consolidated assets	$9,263,189	$9,350,298	$6,762,364

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)	As more fully discussed above, investment and other income for oil and gas drilling services includes a bargain purchase gain of $49,345,000 in 2009.

(c)
Other operations includes pre-tax losses of $28,598,000, $16,076,000 and $25,324,000 for the years ended December 31, 2011, 2010 and 2009, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues or identifiable assets associated with these activities in any period; however, other income includes $5,366,000 and $11,143,000 in 2011 and 2010, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

(d)
Net securities gains (losses) for Corporate aggregated $641,480,000, $179,494,000 and $(21,106,000) during 2011, 2010 and 2009, respectively.  Corporate net securities gains (losses) are net of impairment charges of $3,586,000, $2,474,000 and $31,420,000 during 2011, 2010 and 2009, respectively.  In 2011, security gains included gains of $628,197,000 from the sale of certain of the Company’s common shares of Fortescue.  In 2010, security gains include a gain of $66,200,000 from the sale of the Company’s investment in LPH and a gain of $94,918,000 from the sale of certain of the Company’s common shares of Fortescue.  Corporate investment and other income includes the gain on sale of Las Cruces of $383,369,000 in 2010.

(e)	Includes amounts classified as cost of sales.

(f)	For the years ended December 31, 2011, 2010 and 2009, interest expense was primarily comprised of Corporate; interest expense for other segments was not significant.

27.    Selected Quarterly Financial Data (Unaudited):

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter
	(In thousands, except per share amounts)

2011
Revenues and other income	$284,034		$753,441	$236,058	$297,235
Income (loss) from continuing operations	$12,429		$183,288	$(292,017)	$112,994
Income (loss) from discontinued operations, net of taxes	$(1,722)		$2,325	$(108)	$1,482
Gain on disposal of discontinued operations, net of taxes	$79		$845	$773	$4,588
Net (income) loss attributable to the noncontrolling interest	$(279)		$(149)	$330	$373
Net income (loss)	$10,507		$186,309	$(291,022)	$119,437

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.05		$.75	$(1.19)	$.46
Income (loss) from discontinued operations	(.01)		.01	-	.01
Gain on disposal of discontinued operations	-		-	-	.02
Net income (loss)	$.04		$.76	$(1.19)	$.49
Number of shares used in calculation	244,082		244,521	244,580	244,583

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.05		$.74	$(1.19)	$.46
Income (loss) from discontinued operations	(.01)		.01	-	.01
Gain on disposal of discontinued operations	-		-	-	.01
Net income (loss)	$.04		$.75	$(1.19)	$.48
Number of shares used in calculation	244,620		249,026	244,580	248,874

2010
Revenues and other income	$259,295		$289,200	$185,865	$585,644
Income (loss) from continuing operations	$196,332		$(246,292)	$262,458	$1,676,589
Income (loss) from discontinued operations, net of taxes	$(4,827)		$10,014	$(12,370)	$(2,665)
Gain on disposal of discontinued operations, net of taxes	$-		$-	$39,882	$21,115
Net (income) loss attributable to the noncontrolling interest	$(26)		$1,134	$(2,215)	$183
Net income (loss)	$191,479		$(235,144)	$287,755	$1,695,222

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.81		$(1.01)	$1.08	$6.89
Income (loss) from discontinued operations	(.02)		.04	(.05)	(.01)
Gain on disposal of discontinued operations	-		-	.15	.08
Net income (loss)	$.79	$	( .97)	$1.18	$6.96
Number of shares used in calculation	243,291		243,312	243,317	243,546

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.80		$(1.01)	$1.07	$6.77
Income (loss) from discontinued operations	(.02)		.04	(.05)	(.01)
Gain on disposal of discontinued operations	-		-	.15	.08
Net income (loss)	$.78	$	( .97)	$1.17	$6.84
Number of shares used in calculation	247,594		243,312	247,572	247,847

Income (loss) from continuing operations includes a credit to income tax expense of $1,157,111,000 in the fourth quarter of 2010, resulting from the reversal of a portion of the deferred tax valuation allowance.  Income (loss) from continuing operations includes a credit to income tax expense of $11,594,000 in the third quarter of 2010, resulting from the reversal of deferred federal minimum tax liabilities which had been recorded in prior periods.

In 2011 and 2010, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule II – Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

		Additions				Deductions
		Charged
	Balance at	to Costs							Balance
	Beginning	and				Write			at End
Description	of Period	Expenses	Recoveries	Other		Offs	Other		of Period

2011
Allowance for
doubtful accounts	$4,710	$658	$-	$-		$1,494	$-		$3,874

Deferred tax asset
valuation allowance	$109,181	$-	$-	$-		$-	$-		$109,181

2010
Allowance for
doubtful accounts	$3,971	$1,111	$2	$-		$374	$-		$4,710

Deferred tax asset
valuation allowance	$1,835,161	$-	$-	$-		$-	$1,725,980	(a)	$109,181

2009
Allowance for
doubtful accounts	$3,109	$1,623	$12	$-		$773	$-		$3,971

Deferred tax asset
valuation allowance	$2,307,281	$-	$-	$109,156	(b)	$-	$581,276	(c)	$1,835,161

(a)
During 2010, the Company’s revised projections of future taxable income enabled it to conclude that it was more likely than not that it will have future taxable income sufficient to realize a significant portion of the Company’s net deferred tax asset; accordingly, $1,157,111,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

(b)	Represents the tax effect of losses during 2009, which were reserved for in the deferred tax asset valuation allowance.

(c)	Primarily represents the tax effect of the change in unrealized gains (losses) on investments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
AmeriCredit Corp.:

We have audited the accompanying consolidated balance sheets of AmeriCredit Corp. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriCredit Corp. and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Delloitte & Touche LLP
Dallas, Texas
August 27, 2010

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

ACF-1

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(dollars in thousands, except per share data)

	Years Ended June 30,
	2010	2009

Revenue
Finance charge income	$1,431,319	$1,902,684
Other income	91,215	116,488
Gain on retirement of debt	283	48,152
	1,522,817	2,067,324

Costs and expenses
Operating expenses	288,791	308,803
Leased vehicles expenses	34,639	47,880
Provision for loan losses	388,058	972,381
Interest expense	457,222	726,560
Restructuring charges, net	668	11,847
	1,169,378	2,067,471

Income (loss) before income taxes	353,439	(147)

Income tax provision	132,893	10,742

Net income (loss)	220,546	(10,889)

Other comprehensive income (loss)
Unrealized gains (losses) on cash flow hedges	43,306	(26,871)
Foreign currency translation adjustment	8,230	750
Unrealized losses on credit enhancement assets
Income tax (provision) benefit	(18,567)	11,426

Other comprehensive income (loss)	32,969	(14,695)

Comprehensive income (loss)	$253,515	$(25,584)

Earnings (loss) per share
Basic	$1.65	$(0.09)

Diluted	$1.60	$(0.09)

Weighted average shares
Basic	133,845,238	125,239,241

Diluted	138,179,945	125,239,241

The accompanying notes are an integral part of these consolidated financial statements.

ACF-2

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount

Balance at July 1, 2008	118,766,250	$1,188	$134,064	$(6,404)	$1,889,348	$2,454,534	$(52,934)

Common stock issued on
exercise of options	131,654	1	1,053

Common stock issued relating to
retirement of debt	15,122,670	151	90,830

Income tax benefit from exercise of options and
amortization of convertible note hedges			10,678

Common stock cancelled -
restricted stock	(47,000)

Common stock issued for
employee benefit plans	1,004,238	10	(11,029)			(648,088)	16,571

Stock based compensation expense			14,264

Amortization of warrant costs			45,101

Other comprehensive loss, net
of income tax benefit of
$11,426				(14,695)

Net loss					(10,889)

Balance at June 30, 2009	134,977,812	1,350	284,961	(21,099)	1,878,459	1,806,446	(36,363)

Common stock issued on
exercise of options	837,411	8	11,597

Income tax benefit from exercise of options and
amortization of convertible note hedges			9,434

Common stock issued for
employee benefit plans	1,041,137	11	4,020			110,064	(2,552)

Stock based compensation expense			15,115

Amortization of warrant costs			1,968

Other comprehensive income, net
of income tax provision of
$18,567				32,969

Net income					220,546

Balance at June 30, 2010	136,856,360	$1,369	$327,095	$11,870	$2,099,005	1,916,510	$(38,915)
The accompanying notes are an integral part of these consolidated financial statements.

ACF-3

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended June 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$220,546	$(10,889)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	79,044	109,008
Provision for loan losses	388,058	972,381
Deferred income taxes	(24,567)	226,783
Stock based compensation expense	15,115	14,264
Amortization of warrant costs	1,968	45,101
Non-cash interest charges on convertible debt	21,554	22,506
Accretion and amortization of loan fees	4,791	19,094
Gain on retirement of debt	(283)	(48,907)
Other	(15,954)	2,773
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable	197,402	(174,682)
Other assets	5,256	(6,704)
Accrued taxes and expenses	35,779	(52,113)
Net cash provided by operating activities	928,709	1,118,615
Cash flows from investing activities
Purchases of receivables	(2,090,602)	(1,280,291)
Principal collections and recoveries on receivables	3,606,680	4,257,637
Purchases of property and equipment	(1,581)	(1,003)
Change in restricted cash – securitization notes payable	(78,549)	131,064
Change in restricted cash – credit facilities	52,354	63,180
Change in other assets	43,875	12,960
Proceeds from money market fund	10,047	104,319
Investment in money market fund		(115,821)
Net cash provided by investing activities	1,542,224	3,172,045
Cash flows from financing activities
Net change in credit facilities	(1,031,187)	(1,278,117)
Issuance of securitization notes payable	2,352,493	1,000,000
Payments on securitization notes payable	(3,674,062)	(3,987,424)
Debt issuance costs	(24,754)	(32,609)
Net proceeds from issuance of common stock	15,635	3,741
Retirement of debt	(20,425)	(238,617)
Other net changes	645	(603)
Net cash used by financing activities	(2,381,655)	(4,533,629)
Net increase (decrease) in cash and cash equivalents	89,278	(242,969)
Effect of Canadian exchange rate changes on cash and cash equivalents	(292)	2,763
Cash and cash equivalents at beginning of year	193,287	433,493
Cash and cash equivalents at end of year	$282,273	$193,287

The accompanying notes are an integral part of these consolidated financial statements.

ACF-4

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

ACF-5

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

ACF-6

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

ACF-7

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

ACF-8

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

ACF-9

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

ACF-10

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

Stock Based Compensation

Share-based payment transactions are measured at fair value and recognized in the financial statements. For fiscal 2010 and 2009, we have recorded total stock based compensation expense of $15.1 million ($9.4 million net of tax) and $14.3 million ($9.2 million net of tax), respectively.

The excess tax benefit of the stock based compensation expense related to the exercise of stock options of $1.1 million for fiscal 2010 has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2010	2009

Expected dividends	0	0
Expected volatility	65.7%	92.1%
Risk-free interest rate	1.2%	1.7%
Expected life	1.4 years	2.0 years

We have not paid out dividends historically, thus the dividend yields are estimated at zero percent.

ACF-11

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

ACF-12

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

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2010	2009

Balance at beginning of year	$890,640	$951,113
Provision for loan losses	388,058	972,381
Net charge-offs	(705,388)	(1,032,854)

Balance at end of year	$573,310	$890,640

ACF-13

3.  Securitizations

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2010	2009

Receivables securitized	$2,843,308	$1,289,082
Net proceeds from securitization	2,352,493	1,000,000
Servicing fees:
Sold		28
Secured financing (a)	196,304	237,471
Distributions from Trusts	424,161	429,457

(a)	Cash flows received for servicing securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations and comprehensive operations.

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

ACF-14

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

ACF-15

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

ACF-16

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

ACF-17

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

ACF-18

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

During fiscal 2010 and 2009, we exceeded certain portfolio performance ratios in several AMCAR and LBAC securitizations. Excess cash flows from these Trusts have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

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

ACF-19

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

Interest expense related to the convertible senior notes consists of the following (in thousands):

Years Ended June 30,	2010	2009

Discount amortization	$21,554	$22,506
Contractual interest	6,421	7,379
Total interest expense related to
convertible senior notes	$27,975	$29,885

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

ACF-20

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

ACF-21

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

ACF-22

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

Interest rate swap agreements designated as hedges had unrealized losses of approximately $53.8 million and $97.1 million included in accumulated other comprehensive income (loss) as of June 30, 2010 and 2009, respectively. The ineffectiveness related to the interest rate swap agreements was $0.4 million and $0.8 million for fiscal 2010 and 2009, respectively. We estimate approximately $43.7 million of unrealized losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains of $12.6 million and $22.7 million included in interest expense on the consolidated statements of operations for fiscal 2010 and 2009, respectively.

ACF-23

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

The following tables present information on the effect of derivative instruments on the consolidated statements of operations and comprehensive operations for fiscal 2010 and 2009, respectively (in thousands):

	Income (Losses) Recognized In Income
	2010	2009
Non-Designated hedges:
Interest rate contracts (a)	$13,248	$(12,463)
Foreign currency contracts (b)	(1,206)
Total	$12,042	$(12,463)

Designated hedges:
Interest rate contracts (a)	$394	$(781)
Total	$394	$(781)

	(Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	2010	2009
Designated hedges:
Interest rate contracts (a)	$(36,761)	$(109,115)
Total	$(36,761)	$(109,115)

	(Losses) Reclassified From Accumulated Other Comprehensive
	Income (Loss) into Income (c)
	2010		2009

Designated hedges:
Interest rate contracts (a)	$	(80,067)	$	(82,244)

Total	$	(80,067)	$	(82,244)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	Income (losses) recognized in income are included in operating expenses.
(c)	Losses reclassified from AOCI into income for effective and ineffective portions are included in interest expense.

ACF-24

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

ACF-25

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2010:

	June 30, 2010
	(in thousands)

	Fair Value Measurements Using

	Level 1	Level 2	Level 3
	Quoted
	Prices
	In Active	Significant		Assets/
	Markets for	Other	Significant	Liabilities
	Identical	Observable	Unobservable	At Fair
	Assets	Inputs	Inputs	Value

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

ACF-26

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2009:

	June 30, 2009
	(in thousands)

	Fair Value Measurements Using

	Level 1	Level 2	Level 3
	Quoted
	Prices
	In Active	Significant		Assets/
	Markets for	Other	Significant	Liabilities
	Identical	Observable	Unobservable	At Fair
	Assets	Inputs	Inputs	Value

Assets

Investment in money
market fund (A)			$8,027	$8,027

Derivatives not designated as
hedging instruments:

Interest rate caps (A)		$15,858		15,858
Interest rate swaps (C)			24,267	24,267
Total assets	$	$15,858	$32,294	$48,152

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

ACF-27

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2010 and 2009 (in thousands):

	Assets		Liabilities
	Interest Rate Swap	Investment in Money	Interest Rate Swap
	Agreements	Market Fund	Agreements

Balance at July 1, 2008	$3,572		$(76,269)
Transfers into Level 3		$115,821
Total realized and unrealized gains (losses)
Included in earnings	22,700	(3,475)	(34,926)
Included in other comprehensive income			(109,115)
Settlements	(2,005)	(104,319)	88,425
Balance at June 30, 2009	24,267	8,027	(131,885)
Total realized and unrealized gains (losses)
Included in earnings	12,595	2,020	394
Included in other comprehensive income			(36,761)
Settlements	(10,668)	(10,047)	97,831
Balance at June 30, 2010	$26,194	$	$(70,421)

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

ACF-28

10.  Commitments and Contingencies

Leases

Our credit centers are generally leased for terms of up to five years with certain rights to extend for additional periods. We also lease space for our administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $12.9 million and $15.6 million for fiscal 2010 and 2009, respectively.

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

ACF-29

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

ACF-30

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

ACF-31

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

ACF-32

Stock Options

Compensation expense recognized for stock options was $1.3 million and $2.1 million for fiscal 2010 and 2009, respectively.  As of June 30, 2010 and 2009, unamortized compensation expense related to stock options was $1.2 million and $2.2 million, respectively.

Employee Plans

A summary of stock option activity under our employee plans is as follows (shares in thousands):

Years Ended June 30,	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at
beginning of year	2,106	$18.02	2,127	$23.48
Granted	42	20.96	942	8.03
Exercised	(757)	13.44	(132)	8.01
Canceled/forfeited	(67)	17.56	(831)	22.26
Outstanding at end of year	1,324	$20.75	2,106	$18.02

Options exercisable at end of year	1,033	$23.81	1,563	$21.33

Weighted average fair value of options
granted during year		$10.79		$4.50

Cash received from exercise of options for fiscal 2010 and 2009 was $10.2 million and $1.1 million, respectively. The total intrinsic value of options exercised during fiscal 2010 and 2009, was $5.9 million and $0.4 million, respectively.

A summary of options outstanding under our employee plans as of June 30, 2010, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average Years	Weighted		Weighted
		of Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$6.80 to 10.00	421	2.66	$7.94	172	$7.80
$10.01 to 15.00	80	3.35	13.55	80	13.55
$15.01 to 19.00	128	1.35	16.10	128	16.10
$19.01 to 21.00	158	4.01	20.08	116	19.77
$21.01 to 30.00	309	2.42	25.58	309	25.58
$30.01 to 50.00	216	0.80	42.91	216	42.91
$50.01 to 55.00	12	0.98	54.14	12	54.14

	1,324			1,033

ACF-33

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	80	$17.81	160	$16.35
Exercised	(80)	17.81
Canceled/forfeited			(80)	14.88

Outstanding and exercisable
at end of year			$80	$17.81

Cash received from exercise of options for fiscal 2010 was $1.4 million. The total intrinsic value of options exercised during fiscal 2010 was $0.03 million.

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

Compensation expense recognized for restricted stock grants was $10.1 million and $9.8 million for fiscal 2010 and 2009, respectively. As of June 30, 2010 and 2009, unamortized compensation expense related to the restricted stock awards was $14.4 million and $12.4 million, respectively. A summary of the status of non-vested restricted stock for fiscal 2010 and 2009, is presented below (shares in thousands):

ACF-34

Years Ended June 30,	2010	2009

Nonvested at beginning of year	2,253	1,301
Granted	415	2,143
Vested	(555)	(545)
Forfeited	(303)	(646)

Nonvested at end of year	1,810	2,253

13.  Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees.  We recognized $1.4 million and $2.7 million in compensation expense for fiscal 2010 and 2009, respectively, for contributions of cash in fiscal 2010 and common stock in fiscal 2009 to the plan.

We also have an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 8,000,000 shares have been reserved for issuance under the plan. As of June 30, 2010, 2,157,104 shares remain available for issuance under the plan. Shares issued under the plan were 706,204 and 483,334 for fiscal 2010 and 2009, respectively. We recognized $3.7 million and $2.4 million in compensation expense for fiscal 2010 and 2009, respectively, related to this plan. As of June 30, 2010 and 2009, unamortized compensation expense related to the employee stock purchase plan was $1.1 million and $2.0 million, respectively.

14.  Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2010	2009

Current	$157,460	$(216,041)
Deferred	(24,567)	226,783

	$132,893	$10,742

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2010	2009 (a)

U.S. statutory tax rate	35.0%	35.0%
State and other income taxes	0.9	N/M
Deferred tax rate change	0.7	N/M
FIN 48 uncertain tax positions	1.1	N/M
Valuation allowance	0.3	N/M
Other	(0.4)	N/M

	37.6%	N/M

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

ACF-35

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

ACF-36

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

ACF-37

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Year Ended June 30,	2010	2009

Gross unrecognized tax benefits at beginning of year	$34,971	$57,728
Increase in tax positions for prior years	3,186	2,761
Decrease in tax positions for prior years	(4,901)	(24,254)
Increase in tax positions for current year	12,907	1,402
Lapse of statute of limitations	(218)	(245)
Settlements	(3,443)	(2,421)
Gross unrecognized tax benefits at end of year	$42,502	$34,971

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

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The changes regarding accrued interest and accrued penalties associated with uncertain tax positions for fiscal 2010 and 2009 are as follows (in thousands):

	Accrued Interest	Accrued Penalties

July 1, 2008	$9,508	$7,421
Changes	804	466
June 30, 2009	10,312	7,887
Changes	1,785	587
June 30, 2010	$12,097	$8,474

ACF-38

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

15.  Restructuring Charges

We recognized restructuring charges of $0.7 million and $11.8 for the fiscal 2010 and 2009, respectively, related to the implementation of revised operating plans.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for fiscal 2010 and 2009, is as follows (in thousands):

	Personnel-	Contract	Other
	Related	Termination	Associated
	Costs	Costs	Costs	Total

Balance at July 1, 2008	$3,207	$3,741	$1,442	$8,390

Additions	9,287	2,068	372	11,727
Cash settlements	(11,482)	(2,980)	(77)	(14,539)
Non-cash settlements	(106)	432	(390)	(64)
Adjustments	(43)	1,510	(1,347)	120

Balance at June 30, 2009	863	4,771		5,634

Additions	802			802
Cash settlements	(1,564)	(4,076)		(5,640)
Non-cash settlements		(145)		(145)
Adjustments	(101)	(33)		(134)
Balance at June 30, 2010	$	$517	$	$517

ACF-39

16.  Earnings per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Years Ended June 30,	2010	2009

Net income (loss)	$220,546	$(10,889)

Basic weighted average shares	133,845,238	125,239,241

Incremental shares resulting from assumed conversions:
Stock based compensation and warrants	4,334,707
Diluted weighted average shares	138,179,945	125,239,241

Earnings (loss) per share:
Basic	$1.65	$(0.09)
Diluted	$1.60	$(0.09)
Basic earnings (loss) per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share has been computed by dividing net income by the diluted weighted average shares, including incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 upon our stock price increasing above the relevant initial conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.7 million shares of common stock for fiscal 2010, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock for fiscal 2010, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. For fiscal 2009, diluted loss per share has been computed by dividing net loss by the diluted weighted average shares, assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

ACF-40

17.  Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2010	2009

Interest costs (none capitalized)	$446,699	$645,386
Income taxes	190,825	2,501

Non-cash investing and financing activities, not otherwise disclosed, during fiscal 2009 included $3.8 million of common stock issued for employee benefit plans.

Cash payments related to income taxes do not include $280.0 million and $21.9 million in income tax refunds received during fiscal 2010 and 2009, respectively.

18.  Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss) is as follows (in thousands):

Years Ended June 30,	2010	2009

Unrealized (losses) gains on cash flow hedges:
Balance at beginning of year	$(62,509)	$(44,676)
Change in fair value associated with current
period hedging activities, net of taxes of
$(13,333) and $(39,818), respectively	(23,428)	(69,297)
Reclassification into earnings, net of taxes of
$28,948 and $30,780, respectively	51,119	51,464
Balance at end of year	(34,818)	(62,509)

Foreign currency translation
adjustment:
Balance at beginning of year	41,410	38,272
Translation gain net of taxes of $2,952 and
$(2,388), respectively	5,278	3,138
Balance at end of year	46,688	41,410

Total accumulated other comprehensive income
(loss)	$11,870	$(21,099)

ACF-41

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

June 30,		2010		2009
		Carrying	Estimated	Carrying	Estimated
		Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	(a)	$282,273	$282,273	$193,287	$193,287
Finance receivables, net	(b)	8,160,208	8,110,223	10,037,329	9,717,655
Restricted cash – securitization
notes payable	(a)	930,155	930,155	851,606	851,606
Restricted cash – credit facilities	(a)	142,725	142,725	195,079	195,079
Restricted cash - other	(a)	26,960	26,960	46,905	46,905
Interest rate swap agreements	(d)	26,194	26,194	24,267	24,267
Interest rate cap agreements purchased	(d)	3,188	3,188	15,858	15,858
Investment in money market fund	(d)			8,027	8,027
Financial liabilities:
Credit facilities	(c)	598,946	598,946	1,630,133	1,630,133
Securitization notes payable	(d)	6,108,976	6,230,902	7,426,687	6,879,245
Senior notes	(d)	70,620	70,620	91,620	85,207
Convertible senior notes	(d)	414,068	414,007	392,514	328,396
Interest rate swap agreements	(d)	70,421	70,421	131,885	131,885
Interest rate cap agreements sold	(d)	3,320	3,320	16,644	16,644
Foreign currency contracts	(d)	1,206	1,206

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

ACF-42

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

The consolidating financial statements present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2010 and 2009 and for each of the two years in the period ended June 30, 2010.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

ACF-43

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

ACF-44

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

ACF-45

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

ACF-46

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

ACF-47

AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2010
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations		Consolidated

Cash flows from operating activities:
Net income	$220,546	$243,078	$368,597		$(611,675)	$220,546
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	1,688	9,167	68,189			79,044
Provision for loan losses		174,646	213,412			388,058
Deferred income taxes	81,395	136,135	(242,097)			(24,567)
Stock based compensation expense	15,115					15,115
Amortization of warrant costs	1,968					1,968
Non-cash interest charges on convertible debt	21,554					21,554
Accretion and amortization of loan fees		51	4,740			4,791
Gain on retirement of debt	(283)					(283)
Other		(3,242)	(12,712)			(15,954)
Equity in income of affiliates	(243,078)	(368,597)			611,675
Changes in assets and liabilities, net of
assets and liabilities acquired:
Income tax receivable	162,036	35,366				197,402
Other assets	7,941	(8,697)	6,012			5,256
Accrued taxes and expenses	70,942	(27,848)	(7,315)			35,779

Net cash provided by operating activities	339,824	190,059	398,826			928,709

Cash flows from investing activities:
Purchases of receivables		(2,090,602)	(1,606,146)		1,606,146	(2,090,602)
Principal collections and recoveries
on receivables		100,273	3,506,407			3,606,680
Net proceeds from sale of receivables		1,606,146			(1,606,146)
Purchases of property and equipment		(1,581)				(1,581)
Change in restricted cash -
securitization notes payable			(78,549)			(78,549)
Change in restricted cash -
credit facilities			52,354			52,354
Change in other assets		17,841	26,034			43,875
Proceeds from money market fund		10,047				10,047
Net change in investment in affiliates	(9,308)	2,180,625	(216,588)		(1,954,729)

Net cash (used) provided by investing activities	(9,308)	1,822,749	1,683,512		(1,954,729)	1,542,224

Cash flows from financing activities:
Net change in credit facilities			(1,031,187)			(1,031,187)
Issuance of securitization notes payable			2,352,493			2,352,493
Payments on securitization notes payable			(3,674,062)			(3,674,062)
Debt issuance costs	1,810		(26,564)			(24,754)
Net proceeds from issuance of common stock	15,635	(61,900)	(1,905,350)		1,967,250	15,635
Retirement of debt	(20,425)					(20,425)
Other net changes	645					645
Net change in due (to) from affiliates	(336,411)	(1,861,166)	2,202,743		(5,166)

Net cash used by financing activities	(338,746)	(1,923,066)	(2,081,927)		1,962,084	(2,381,655)

Net (decrease) increase in cash and
cash equivalents	(8,230)	89,742	411		7,355	89,278

Effect of Canadian exchange rate
changes on cash and cash equivalents	8,230	(1,167)			(7,355)	(292)

Cash and cash equivalents atbeginning of year		186,564	6,723			193,287

Cash and cash equivalents at end of year	$	$275,139	$7,134	$		$282,273

ACF-48

AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2009
(in thousands)

	AmeriCredit		Non-
	Corp.	Guarantors	Guarantors	Eliminations		Consolidated

Cash flows from operating activities:
Net (loss) income	$(10,889)	$20,535	$143,940		$(164,475)	$(10,889)
Adjustments to reconcile net (loss) income
to net cash (used) provided by operating activities:
Depreciation and amortization	2,634	33,878	72,496			109,008
Provision for loan losses		105,919	866,462			972,381
Deferred income taxes	(100,156)	31,977	294,962			226,783
Stock based compensation expense	14,264					14,264
Amortization of warrant costs	45,101					45,101
Non-cash interest charges on convertible debt	22,506					22,506
Accretion and amortization of loan fees		903	18,191			19,094
Gain on retirement of debt	(48,907)					(48,907)
Other		(16,603)	19,376			2,773
Equity in income of affiliates	(20,535)	(143,940)			164,475
Changes in assets and liabilities, net of
assets and liabilities acquired:
Income tax receivable	(173,844)	(838)				(174,682)
Other assets	(1,901)	12,169	(16,972)			(6,704)
Accrued taxes and expenses	(23,386)	(9,700)	(19,027)			(52,113)

Net cash (used) provided byoperating activities	(295,113)	34,300	1,379,428			1,118,615

Cash flows from investing activities:
Purchases of receivables		(1,280,291)	(535,526)		535,526	(1,280,291)
Principal collections and recoveries
on receivables		217,414	4,040,223			4,257,637
Net proceeds from sale of receivables		535,526			(535,526)
Purchases of property and equipment		(1,003)				(1,003)
Change in restricted cash -
securitization notes payable			131,064			131,064
Change in restricted cash -
credit facilities			63,180			63,180
Change in other assets		103,179	(90,219)			12,960
Proceeds from money market fund		104,319				104,319
Investment in money market fund		(115,821)				(115,821)

Net change in investment in affiliates	(6,317)	480,377	(36,469)		(437,591)

Net cash (used) provided by investing activities	(6,317)	43,700	3,572,253		(437,591)	3,172,045

Cash flows from financing activities:
Net change in credit facilities			(1,278,117)			(1,278,117)
Issuance of securitization notes payable			1,000,000			1,000,000
Payments on securitization notes payable			(3,987,424)			(3,987,424)
Debt issuance costs	(56)	(2,163)	(30,390)			(32,609)
Net proceeds from issuance of common stock	3,741	121,593	(535,315)		413,722	3,741
Retirement of convertible debt	(238,617)					(238,617)
Other net changes	(603)					(603)
Net change in due (to) from affiliates	536,214	(371,011)	(185,918)		20,715

Net cash provided (used) by financing activities	300,679	(251,581)	(5,017,164)		434,437	(4,533,629)

Net decrease in cash andcash equivalents	(751)	(173,581)	(65,483)		(3,154)	(242,969)

Effect of Canadian exchange rate
changes on cash and cash equivalents	751	(1,207)	65		3,154	2,763

Cash and cash equivalents at beginning of year		361,352	72,141			433,493

Cash and cash equivalents at end of year	$	$186,564	$6,723	$		$193,287

ACF-49

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jefferies Group, Inc.:

We have audited the accompanying consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for the year ended December 31, 2009 of Jefferies Group, Inc. and subsidiaries (the Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jefferies Group, Inc. and subsidiaries for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
February 26, 2010
(February 2, 2011 as to Note 1 of the consolidated financial statements included in the Company’s 2010 Transition Report on Form 10-K which describes the effects of correcting the 2009 consolidated financial statements)

JEF - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of November 30, 2011 and 2010, and the related consolidated statement of earnings, stockholders’ equity, comprehensive income, and cash flows for the year ended November 30, 2011 and for the eleven month period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries at November 20, 2011 and 2010, and the results of their operations and their cash flows for the year ended November 30, 2011 and the eleven month period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from December 31 to November 30.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2010, the Company adopted Financial Accounting Standards Board accounting guidance that addresses the consolidation of variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
January 27, 2012

JEF - 2

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	November 30,
	2011	2010
ASSETS
Cash and cash equivalents	$2,393,797	$2,188,998
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,344,960	1,636,755
Financial instruments owned, at fair value, including securities pledged of $12,452,970 and $12,338,728 in 2011 and 2010, respectively:
Corporate equity securities	1,235,079	1,565,793
Corporate debt securities	2,868,304	3,630,616
Government, federal agency and other sovereign obligations	7,471,563	5,191,973
Mortgage- and asset-backed securities	3,923,303	4,921,565
Loans and other receivables	376,146	434,573
Derivatives	525,893	119,268
Investments, at fair value	105,585	77,784
Physical commodities	172,668	—

Total financial instruments owned, at fair value	16,678,541	15,941,572
Investments in managed funds	70,740	131,585
Loans to and investments in related parties	594,538	220,323
Securities borrowed	5,169,689	8,152,678
Securities purchased under agreements to resell	2,893,043	3,252,322
Securities received as collateral	21,862	48,616
Receivables:
Brokers, dealers and clearing organizations	1,235,393	2,550,234
Customers	1,116,982	1,328,365
Fees, interest and other	163,092	165,603
Premises and equipment	175,139	142,729
Goodwill	365,574	364,964
Other assets	748,072	601,799

Total assets	$34,971,422	$36,726,543

Continued on next page.

JEF - 3

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION — CONTINUED
(Dollars in thousands, except per share amounts)

	November 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$52,721	$—
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,330,096	1,638,372
Corporate debt securities	1,614,493	2,375,925
Government, federal agency and other sovereign obligations	3,209,713	4,735,288
Mortgage- and asset-backed securities	50,517	129,384
Loans	151,117	171,278
Derivatives	249,037	59,552

Total financial instruments sold, not yet purchased, at fair value	6,604,973	9,109,799
Securities loaned	1,706,308	3,108,977
Securities sold under agreements to repurchase	9,620,663	10,684,056
Obligation to return securities received as collateral	21,862	48,616
Payables:
Brokers, dealers and clearing organizations	2,816,877	1,885,357
Customers	4,763,364	3,716,357
Accrued expenses and other liabilities	803,219	1,142,850
Long-term debt	4,608,926	3,778,681
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	310,534	315,885

Total liabilities	31,434,447	33,915,578

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 197,197,848 shares in 2011 and 200,301,656 shares in 2010	20	20
Additional paid-in capital	2,207,410	2,218,123
Retained earnings	1,067,858	850,654
Less:
Treasury stock, at cost, 37,842 shares in 2011 and 28,607,510 shares in 2010	(486)	(539,530)
Accumulated other comprehensive loss:
Currency translation adjustments	(39,520)	(42,859)
Additional minimum pension liability	(10,970)	(8,419)

Total accumulated other comprehensive loss	(50,490)	(51,278)

Total common stockholders’ equity	3,224,312	2,477,989
Noncontrolling interests	312,663	332,976

Total stockholders’ equity	3,536,975	2,810,965

Total liabilities and stockholders’ equity	$34,971,422	$36,726,543

Continued on next page.

JEF - 4

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION — CONTINUED
(Dollars in thousands)

The table below presents the carrying amount and classification of assets of consolidated variable interest entities (“VIEs”) that can be used only to settle obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors (or beneficial interest holders) do not have recourse to our general credit. The assets and liabilities of these consolidated VIEs are included in the Consolidated Statements of Financial Condition and are presented net of intercompany eliminations.

	November 30,
	2011	2010
Assets
Cash and cash equivalents	$345,959	$202,565
Financial instruments owned, at fair value
Corporate equity securities	61,670	120,606
Corporate debt securities	326,549	462,462
Mortgage- and asset-backed securities	41,004	43,355
Loans and other receivables	281,416	362,465
Derivatives	569	7,579
Investments, at fair value	1,570	15,612

Total financial instruments owned, at fair value	712,778	1,012,079
Receivables:
Brokers, dealers and clearing organizations	150,592	195,485
Fees, interest and other	7,396	127
Other assets	385	370

Total assets	1,217,110	1,410,626

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	7,122	2,708
Corporate debt securities	200,223	443,100
Loans	117,958	150,100
Derivatives	935	136

Total financial instruments sold, not yet purchased, at fair value	326,238	596,044
Payables:
Brokers, dealers and clearing organizations	105,165	157,134
Accrued expenses and other liabilities	9,740	94,402
Mandatorily redeemable preferred interest of consolidated subsidiaries	310,534	315,885

Total liabilities	$751,677	$1,163,465

See accompanying notes to consolidated financial statements.

JEF - 5

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Revenues:
Commissions	$534,726	$466,246	$512,293
Principal transactions	428,035	509,070	838,396
Investment banking	1,122,528	890,334	474,315
Asset management fees and investment income from managed funds	44,125	16,785	35,887
Interest	1,248,132	852,494	732,250
Other	152,092	62,417	38,918

Total revenues	3,529,638	2,797,346	2,632,059
Interest expense	980,825	605,096	468,798

Net revenues	2,548,813	2,192,250	2,163,261
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	3,622	14,916	37,248

Net revenues, less mandatorily redeemable preferred interest	2,545,191	2,177,334	2,126,013

Non-interest expenses:
Compensation and benefits	1,482,604	1,282,644	1,195,971
Floor brokerage and clearing fees	126,313	110,835	80,969
Technology and communications	215,940	160,987	141,233
Occupancy and equipment rental	84,951	68,085	72,824
Business development	93,645	62,015	37,614
Professional services	66,305	49,080	41,125
Other	56,099	47,017	48,530

Total non-interest expenses	2,125,857	1,780,663	1,618,266

Earnings before income taxes	419,334	396,671	507,747
Income tax expense	132,966	156,404	195,928

Net earnings	286,368	240,267	311,819
Net earnings to noncontrolling interests	1,750	16,601	36,537

Net earnings to common shareholders	$284,618	$223,666	$275,282

Earnings per common share:
Basic	$1.28	$1.10	$1.36
Diluted	$1.28	$1.09	$1.35
Weighted average common shares:
Basic	211,056	196,393	200,446
Diluted	215,171	200,511	204,572

See accompanying notes to consolidated financial statements.

JEF - 6

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$19	$17
Issued	2	1	2
Retired	(2)	—	—

Balance, end of period	20	20	19

Additional paid-in capital
Balance, beginning of period	2,218,123	2,036,087	1,870,120
Benefit plan share activity(1)	31,176	19,230	16,499
Share-based expense, net of forfeitures and clawbacks	134,076	149,799	125,127
Proceeds from exercise of stock options	95	108	69
Acquisitions and contingent consideration	419	419	(2,710)
Tax benefit (deficiency) for issuance of share-based awards	32,200	2,965	(14,606)
Equity component of convertible debt, net of tax	(217)	—	41,588
Dividend equivalents on share-based plans	8,883	9,515	—
Issuance of treasury stock	97,770	—	—
Retirement of treasury stock	(315,115)	—	—

Balance, end of period	2,207,410	2,218,123	2,036,087

Retained earnings
Balance, beginning of period	850,654	688,039	412,757
Net earnings to common shareholders	284,618	223,666	275,282
Dividends	(67,414)	(61,051)	—

Balance, end of period	1,067,858	850,654	688,039

Treasury stock, at cost
Balance, beginning of period	(539,530)	(384,379)	(115,190)
Purchases	(152,827)	(140,071)	(263,794)
Returns / forfeitures	(20,368)	(15,080)	(8,105)
Issued	397,122	—	2,710
Retirement of treasury stock	315,117	—	—

Balance, end of period	(486)	(539,530)	(384,379)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(51,278)	(41,626)	(52,121)
Currency adjustment	3,339	(8,490)	9,306
Pension adjustment, net of tax	(2,551)	(1,162)	1,189

Balance, end of period	(50,490)	(51,278)	(41,626)

Total common stockholders’ equity	3,224,312	2,477,989	2,298,140

Noncontrolling interests
Balance, beginning of period	332,976	321,538	287,805
Net earnings to noncontrolling interests	1,750	16,601	36,537
Contributions	1,713	12,433	2,860
Distributions	(22,056)	(15,177)	(5,664)
Deconsolidation of asset management entity	(1,720)	(5,477)	—
Adoption of accounting changes to ASC 810	—	3,058	—

Balance, end of period	312,663	332,976	321,538

Total stockholders’ equity	3,536,975	$2,810,965	$2,619,678

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEF - 7

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Net earnings to common shareholders	$284,618	$223,666	$275,282

Other comprehensive income (loss):
Currency translation adjustments	3,339	(8,490)	9,306
Minimum pension liability adjustments, net of tax(1)	(2,551)	(1,162)	1,189

Total other comprehensive income (loss), net of tax(2)	788	(9,652)	10,495

Comprehensive income	$285,406	$214,014	$285,777

(1)
Includes income tax (benefit) expense of $(1.8) million, $(0.8) million and $0.8 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

(2)	Total other comprehensive income (loss), net of tax, is attributable to common shareholders. No other comprehensive income (loss) is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEF - 8

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Cash flows from operating activities:
Net earnings	$286,368	$240,267	$311,819

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	68,522	42,087	40,662
Bargain purchase gain	(52,509)	—	—
Gain on repurchase of long-term debt	(21,107)	—	(7,673)
Fees related to assigned management agreements	(3,724)	(3,590)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,622	14,916	37,248
Accruals related to various benefit plans and stock issuances, net of estimated forfeitures	144,886	153,950	133,523
Deferred income taxes	30,177	4,389	10,147
Decrease (increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,417,107	(546,793)	61,620
Decrease (increase) in receivables:
Brokers, dealers and clearing organizations	1,652,426	(1,062,106)	(752,108)
Customers	385,686	(321,008)	(474,181)
Fees, interest and other	3,856	(57,482)	(21,566)
Decrease in securities borrowed	3,014,442	52,634	764,577
Decrease (increase) in financial instruments owned	299,558	(6,434,698)	(4,781,858)
Increase in loans to and investments in related parties	(375,031)	(27,443)	(53,616)
Decrease (increase) in investments in managed funds	60,855	(9,833)	(15,529)
Decrease (increase) in securities purchased under agreements to resell	372,470	266,132	(2,268,338)
(Increase) decrease in other assets	(122,568)	(123,933)	22,516
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	880,998	1,001,155	506,073
Customers	(2,324,839)	467,164	1,476,096
(Decrease) increase in securities loaned	(1,428,852)	(455,750)	333,261
(Decrease) increase in financial instruments sold, not yet purchased	(2,892,462)	3,685,421	2,664,934
(Decrease) increase in securities sold under agreements to repurchase	(1,083,191)	2,444,802	1,511,871
(Decrease) increase in accrued expenses and other liabilities	(599,677)	218,255	373,602

Net cash used in operating activities	(282,987)	(451,464)	(126,920)

Cash flows from investing activities:
Net payments on premises and equipment	(77,330)	(38,426)	(37,483)
Deconsolidation of asset management entity	—	(407)	—
Cash paid for acquisition, net of cash acquired	(320,697)	—	(38,760)
Purchase of mortgage servicing rights	—	—	(8,628)
Cash received from contingent consideration	3,733	2,930	—
Cash paid for contingent consideration	(754)	(8,332)	(28,653)

Net cash used in investing activities	(395,048)	(44,235)	(113,524)

Continued on next page.

JEF - 9

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Dollars in thousands)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$34,552	$2,397	$12,408
Gross proceeds from short-term borrowings	3,032,010	2,446,000	5,781,738
Gross payments on short-term borrowings	(3,283,231)	(2,446,000)	(5,781,738)
Gross proceeds from secured credit facility	260,000	—	—
Gross payments on secured credit facility	(160,000)	—	—
Payments on repurchase of long-term debt	(49,692)	—	(12,796)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(8,973)	(17,078)	(124)
Payments on repurchase of common stock	(152,827)	(140,071)	(263,794)
Payments on dividends	(58,531)	(51,536)	—
Proceeds from exercise of stock options, not including tax benefits	95	108	69
Net proceeds from (payments on):
Issuance of common shares	494,892	—	—
Issuance of senior notes, net of issuance costs	794,587	1,041,353	1,053,092
Noncontrolling interest	(20,343)	(2,744)	(2,804)

Net cash provided by financing activities	882,539	832,429	786,051

Effect of foreign currency translation on cash and cash equivalents	295	(899)	13,231

Net increase in cash and cash equivalents	204,799	335,831	558,838
Cash and cash equivalents at beginning of period	2,188,998	1,853,167	1,294,329

Cash and cash equivalents at end of period	$2,393,797	$2,188,998	$1,853,167

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$943,031	$579,915	$434,163
Income taxes, net	153,416	182,633	(27,106)
Acquisitions:
Fair value of assets acquired, including goodwill	$4,703,560		$53,104
Liabilities assumed	(4,229,011)		(14,344)
Bargain purchase gain	(52,509)		—

Total purchase price	422,040		38,760
Cash acquired	(101,343)		—

Cash paid for acquisition, net of cash acquired	$320,697		$38,760

In 2011, the additional minimum pension liability included in stockholders’ equity of $11.0 million resulted from an increase of $2.6 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In 2010, the additional minimum pension liability included in stockholders’ equity of $8.4 million resulted from an increase of $1.2 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In 2009, the additional minimum pension liability included in stockholders’ equity of $7.3 million resulted from a decrease of $1.2 million to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.

See accompanying notes to consolidated financial statements.

JEF - 10

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

Organization

The accompanying audited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all our subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache, Limited, Jefferies Hong Kong Limited, Jefferies Asset Management, LLC, Jefferies Bache Financial Services, Inc. and all other entities in which we have a controlling financial interest or are the primary beneficiary, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”).

We operate in two business segments, Capital Markets and Asset Management. Capital Markets includes our securities, commodities, futures and foreign exchange trading (including the results of our indirectly partially owned subsidiary, Jefferies High Yield Trading, LLC) and investment banking activities, which provides the research, sales, trading and origination effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds, separate accounts and mutual funds.

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Financial Inc. (“Prudential”). Total cash payments made as consideration for the acquisition were $422.0 million. The Global Commodities Group provides execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. See Note 3, Acquisition of the Global Commodities Group.

Change in Year End

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30. As such, the current period represents the twelve months ended November 30, 2011 and has been reported on the basis of the new fiscal year beginning as of December 1, 2010. Our prior period consisted of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 continue to be presented on the basis of our previous calendar year end.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K. We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, legal reserves, goodwill and the realizability of deferred tax assets. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

JEF - 11

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Intercompany accounts and transactions are eliminated in consolidation.

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions.     All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $47.9 million, $37.0 million and $32.5 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. In November 2010, we entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price was dependent on the number and amount of client accounts that convert to the purchaser’s platform and revenue was recognized upon the completed transfer of client accounts. During fiscal 2011, proceeds amounted to $11.0 million were received, of which revenues of $9.1 million was recognized and included within Other income on the Consolidated Statement of Earnings

Principal Transactions.     Financial instruments owned, securities pledged and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings on a trade date basis.

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

JEF - 12

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Revenues are presented net of related out-of-pocket unreimbursed expenses. Unreimbursed out-of-pocket expenses with no related revenues are included in Business development and Professional services expenses in the Consolidated Statements of Earnings.

Asset Management Fees and Investment Income From Managed Funds.     Asset management fees and investment income from managed funds include revenues we earn from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we earn from related-party managed funds and investment income from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on assets under management or an agreed upon notional amount and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Performance fees are not subject to adjustment once the measurement period ends (generally annual periods) and the performance fees have been realized.

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

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies Bache, LLC, as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the

JEF - 13

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

JEF - 14

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Investments in Managed Funds

Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for at fair value. Gains or losses on our investments in managed funds are included in Asset management fees and investment income from managed funds in the Consolidated Statements of Earnings.

Loans to and Investments in Related Parties

Loans to and investments in related parties includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other income in the Consolidated Statement of Earnings. For the year ended December 31, 2009, revenues related to our equity method investment in Jefferies Finance, LLC are included within Principal transactions revenue (see Note 10, Equity Method Investments, for additional information regarding certain of these investments).

Receivable from, and Payable to, Customers

Receivable from and payable to customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the

JEF - 15

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. As of November 30, 2011 and November 30, 2010, furniture, fixtures and equipment amounted to $246.5 million and $190.6 million, respectively, and leasehold improvements amounted to $122.9 million and $104.3 million, respectively. Accumulated depreciation and amortization was $194.3 million and $152.2 million as of November 30, 2011 and November 30, 2010, respectively.

Depreciation and amortization expense amounted to $43.7 million, $35.3 million and $39.8 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and the twelve months ended December 31, 2009, respectively.

JEF - 16

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Goodwill and Intangible Assets

Goodwill .    At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. In estimating the fair value of reporting units we utilize methodologies that include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Our annual goodwill impairment testing date is June 1. Refer to Note 11, Goodwill and Other Intangible Assets, for further details on our assessment of goodwill.

Intangible Assets .    Intangible assets deemed to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

An intangible asset with an indefinite useful life is not amortized but assessed annually, or more frequently when certain events or circumstances exist, for impairment. Impairment exists when the carrying amount exceeds its fair value. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset. Subsequent reversal of impairment losses is not permitted.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, share-based compensation, deferred compensation, long-term debt and tax amortization of intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized.

The tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options is recognized as an increase to Additional paid in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statement of Changes in Stockholders’ Equity.

JEF - 17

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Legal Reserves

In the normal course of business, we have been named, from time to time, as a defendant in legal and regulatory proceedings. We are also involved, from time to time, in other exams, investigations and similar reviews (both formal and informal) by governmental and self-regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions.

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

In many instances, it is not possible to determine whether any loss is probable or even possible or to estimate the amount of any loss or the size of any range of loss. We believe that, in the aggregate, the pending legal actions or regulatory proceedings and any other exams, investigations or similar reviews (both formal and informal) should not have a material adverse effect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount that could be reasonably estimated of potential loss or range of potential loss in excess of what has been provided in the consolidated financial statements is not material.

Share-based Compensation

Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Expected forfeitures are included in determining share-based compensation expense.

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units for which no future service is required. Diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.

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

JEF - 18

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Accounting Developments

Balance Sheet Offsetting Disclosures.     In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to affect our financial condition, results of operation or cash flows.

Goodwill Testing.     In September 2011, the FASB issued an ASU, Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

Fair Value Measurements and Disclosures.     In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance will not have an impact on our financial condition, results of operations or cash flows.

JEF - 19

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Reconsideration of Effective Control for Repurchase Agreements.     In April 2011, the FASB issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. The adoption of this guidance will not have an impact on our financial condition, results of operations or cash flows.

Consolidation.     We adopted accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles. The consolidation of these entities resulted in an increase in total assets of $1,606.9 million, an increase in total liabilities of $1,603.8 million and an increase to total stockholders’ equity of $3.1 million on January 1, 2010. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in January 2010, we deconsolidated the CLOs and accounted for our remaining interests in the CLOs at fair value.

Note 3.	Acquisition of the Global Commodities Group

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments made as consideration for the acquisition were $422.0 million (a cash payment of $419.5 million was made on July 1, 2011 and an additional payment of $2.5 million was made on October 21, 2011). The acquisition included 100% of the equity interests in Prudential Bache Commodities LLC, a US-based full-service futures commission merchant; Prudential Bache Securities LLC, a US-based registered broker dealer; Bache Commodities Limited, a UK-based global commodities and financial derivatives broker; Prudential Bache Asset Management, Inc., a US-based registered investment advisor and commodity trading advisor, Prudential Bache Financial Services, Inc., a global over-the-counter commodities dealer; and Bache Commodities (Hong Kong) Ltd., a Hong Kong-based licensed futures dealer. In addition, we acquired related information technology assets and related contracts used by the Global Commodities Group.

The Global Commodities Group provides sales, trading, clearing and execution services covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. The acquisition of the Global Commodities Group allows us to offer clients globally an increased range of products, including exchange-traded futures and over-the-counter trading in energy, metals and agricultural markets.

In connection with the acquisition of the Global Commodities Group on July 1, 2011, certain acquired entities entered into a $1.0 billion credit facility agreement with Prudential that was terminated by us on September 16, 2011. For further details, see Note 12, Short-Term Borrowings. On August 26, 2011, Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, as borrowers, entered into a senior secured revolving credit facility in aggregate totaling $950.0 million with a group of commercial banks. See Note 13, Long-Term Borrowings for further information.

JEF - 20

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We accounted for the acquisition under the purchase method of accounting . Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition.

The fair values of the net assets acquired, including identifiable intangible assets, was approximately $474.5 million, which exceeded the purchase price of $422.0 million, resulting in a bargain purchase gain of approximately $52.5 million. The bargain purchase gain is included within Other Income in the Consolidated Statements of Earnings, is not taxable and is presented within the Capital Market Business Segment. The business of the Global Commodities Group are included within the Capital Market Business Segment.

We believe we were able to acquire the Global Commodities Group for less than the fair value of its assets as the business activities of the Global Commodities Group were not a core business for Prudential and therefore Prudential was willing to exit the commodities trading business at such a price.

Approximately $18.3 million was recognized at the date of acquisition as the fair value of intangible assets. Of this amount, $5.8 million represents the fair value of customer relationships, $11.2 million represents the fair value of exchange and clearing organization membership interests and registrations and $1.3 million represents the fair value of the Bache trade name. See Note 11, Goodwill and Other Intangible Assets for further details. Additionally, we recognized in the acquisition approximately $6.3 million of internally developed software that is recorded within Premises and equipment on the Consolidated Statements of Financial Condition.

JEF - 21

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Condensed statement of net assets acquired

The following reflects the fair value of assets acquired and liabilities assumed, by major class, on July 1, 2011 (in thousands):

Assets acquired:
Cash and cash equivalents	$101,343
Cash and securities segregated	3,130,586
Financial instruments owned, at fair value	918,598
Securities purchased under agreements to resell	1,489
Receivables:
Brokers, dealers and clearing organizations	313,939
Customers	173,477
Fees, interest and other	122
Premises and equipment	13,611
Indefinite-lived intangible exchange memberships and licences(1)	11,219
Finite-lived intangible customer relationships(1)(2)	5,800
Trade names(1)(3)	1,300
Other assets	32,076

Total assets	$4,703,560

Liabilities assumed:
Short-term borrowings	$301,027
Financial instruments sold, not yet purchased, at fair value	267,200
Payables:
Brokers, dealers and clearing organizations	43,588
Customers	3,384,263
Accrued expenses and other liabilities	232,933

Total liabilities	$4,229,011

Fair value of net assets acquired	$474,549
Purchase price:
Cash	$422,040
Total purchase price	$422,040

Bargain purchase gain	$52,509

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.

(2)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted-average useful life of approximately 9.6 years.

(3)	The fair value of the Bache trade name will be amortized on a straight line basis over a useful life of 1.5 years.

Unaudited pro forma condensed combined financial information

Our results of operation for the twelve months ended November 30, 2011 include the operations of the acquired entities for the period from July 1, 2011 to November 30, 2011. The Consolidated Statement of Earnings for the twelve months ended November 30, 2011, include $96.7 million of Net revenues and $31.8 million of Net earnings contributed by Jefferies Bache.

JEF - 22

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Set forth below are unaudited pro forma combined financial information as they may have appeared if the acquisition had been completed on December 1, 2010 and January 1, 2010 taking into account certain adjustments described below. The unaudited pro forma combined financial information includes the Global Commodities Group’s actual results from January 1, 2010 to November 30, 2010 and December 1, 2010 to November 30, 2011.

(in millions, except per share data)	Twelve months ended November 30, 2011	Eleven months ended November 30, 2010
Total net revenues	$2,686.2	$2,447.3
Net earnings to common shareholders	$303.7	$288.2
Earnings per common share:
Basic	$1.37	$1.41
Diluted	$1.36	$1.40
Weighted average common shares (in thousands):
Basic	211,056	196,393
Diluted	215,171	200,511

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not purport to be indicative of the financial results we would have achieved had the acquisition been completed as of December 1, 2010 and as of January 1, 2010, nor is it indicative of the results of operations in future periods.

The pro forma information was derived from historical financial information for 2011 and 2010 adjusted to give effect for events directly attributable to the acquisition and factually supportable and expected to have a continuing impact on the combined results. The adjustments include:

a)	the bargain purchase gain of $52.5 million has been included in Net revenues and Net earnings for the eleven months ended November 30, 2010;

b)	an adjustment to reflect Global Commodities Group’s physical commodities at market value;

c)	acquisition costs totaling $4.4 million recognized in Professional services has been included in the eleven months ended November 30, 2010;

d)
additional amortization expense on the acquired intangible assets and internally developed software of $0.8 million and $0.8 million for the twelve months ended November 30, 2011 and $0.9 million and $1.0 million for the eleven months ended November 30, 2010;

e)
the recording of income tax expense resulting from the pro forma adjustments before tax at an effective rate of 32.1% and 35.0% for the twelve months and eleven months ended November 30, 2011 and 2010.

Note 4.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or

JEF - 23

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of November 30, 2011 and 2010 (in thousands):

	November 30,
	2011	2010
Cash and cash equivalents:
Cash in banks	$846,990	$325,227
Money market investments	1,546,807	1,863,771

Total cash and cash equivalents	$2,393,797	$2,188,998

Cash and securities segregated(1)	$3,344,960	$1,636,755

(1)
Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEF - 24

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 5.	Financial Instruments

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2011 and November 30, 2010 by level within the fair value hierarchy (in thousands):

	As of November 30, 2011
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,088,358	$133,232	$13,489	$—	$1,235,079
Corporate debt securities	1,521	2,818,643	48,140	—	2,868,304
Collateralized debt obligations	—	102,209	47,988	—	150,197
U.S. government and federal agency securities	5,443,721	266,460	—	—	5,710,181
Municipal securities	—	582,497	6,904	—	589,401
Sovereign obligations	737,082	434,759	140	—	1,171,981
Residential mortgage-backed securities	—	2,961,682	149,965	—	3,111,647
Commercial mortgage-backed securities	—	582,974	52,407	—	635,381
Other asset-backed securities	—	22,794	3,284	—	26,078
Loans and other receivables	—	278,855	97,291	—	376,146
Derivatives	632,148	2,344,625	124	(2,451,004)	525,893
Investments at fair value	—	27,259	78,326	—	105,585
Physical commodities	—	172,668	—	—	172,668

Total financial instruments owned	$7,902,830	$10,728,657	$498,058	$(2,451,004)	$16,678,541

Level 3 financial instruments for which the firm does not bear economic exposure(4)			$(45,901)

Level 3 financial instruments for which the firm bears economic exposure			$452,157

Investments in Managed Funds	$—	$—	$70,740	$—	$70,740
Cash and securities segregated and on deposit for regulatory purposes(3)	$115,000	$—	$—	$—	$115,000
Securities received as collateral	$21,862	$—	$—	$—	$21,862

Total Level 3 assets for which the firm bears economic exposure			$522,897

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,266,096	$64,000	$—	$—	$1,330,096
Corporate debt securities	—	1,614,419	74	—	1,614,493
U.S. government and federal agency securities	2,032,091	9,685	—	—	2,041,776
Municipal securities	—	90	—	—	90
Sovereign obligations	790,568	377,279	—	—	1,167,847
Residential mortgage-backed securities	—	50,517	—	—	50,517
Loans	—	140,960	10,157	—	151,117
Derivatives	535,503	2,289,759	9,409	(2,585,634)	249,037

Total financial instruments sold, not yet purchased	$4,624,258	$4,546,709	$19,640	$(2,585,634)	$6,604,973

Obligation to return securities received as collateral	$21,862	$—	$—	$—	$21,862

JEF - 25

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	There were no significant transfers between Level 1 and Level 2 for the twelve-months ended November 30, 2011.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of U.S. government securities segregated for regulatory purposes and measured at fair value.

(4)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

	As of November 30, 2010
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,453,744	$89,430	$22,619	$—	$1,565,793
Corporate debt securities	25	3,557,183	73,408	—	3,630,616
Collateralized debt obligations	—	27,863	31,121	—	58,984
U.S. government and federal agency securities	2,322,204	210,422	—	—	2,532,626
Municipal securities	—	477,462	472	—	477,934
Sovereign obligations	1,600,762	580,651	—	—	2,181,413
Residential mortgage-backed securities	—	3,912,708	132,359	—	4,045,067
Commercial mortgage-backed securities	—	524,614	6,004	—	530,618
Other asset-backed securities	—	286,329	567	—	286,896
Loans and other receivables	—	206,977	227,596	—	434,573
Derivatives	279,811	176,069	—	(336,612)	119,268
Investments at fair value	—	—	77,784	—	77,784

Total financial instruments owned	$5,656,546	$10,049,708	$571,930	$(336,612)	$15,941,572

Level 3 financial instruments for which the firm does not bear economic exposure(3)			$(204,139)

Level 3 financial instruments for which the firm bears economic exposure			$367,791

Investments in managed funds	$—	$—	$131,585	$—	$131,585
Securities received as collateral	$48,616	$—	$—	$—	$48,616

Total Level 3 assets for which the firm bears economic exposure			$499,376

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,554,489	$83,845	$38	$—	$1,638,372
Corporate debt securities	—	2,375,925	—	—	2,375,925
U.S. government and federal agency securities	1,688,684	51,604	—	—	1,740,288
Municipal securities	—	170	—	—	170
Sovereign obligations	2,180,667	814,163	—	—	2,994,830
Residential mortgage-backed securities	—	127,547	—	—	127,547
Commercial mortgage-backed securities	—	1,837	—	—	1,837
Loans	—	124,050	47,228	—	171,278
Derivatives	241,860	240,866	2,346	(425,520)	59,552

Total financial instruments sold, not yet purchased	$5,665,700	$3,820,007	$49,612	$(425,520)	$9,109,799

Obligation to return securities received as collateral	$48,616	$—	$—	$—	$48,616

JEF - 26

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	There were no significant transfers between Level 1 and Level 2 for the eleven-months ended November 30, 2010.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of Level 3 assets which are either financed by nonrecourse secured financings or attributable to third party or employee noncontrolling interests in certain consolidated entities.

At November 30, 2011 and November 30, 2010, $-0- million and $85.7 million, respectively, in secured financings, are included within Other liabilities on the Consolidated Statement of Financial Position, are accounted for at fair value and are classified as Level 3 liabilities.

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

Corporate Debt Securities

•
Corporate Bonds:     Corporate bonds are measured primarily using pricing service data from external providers and broker quotations, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers

JEF - 27

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are classified within Level 3 of the fair value hierarchy and comprise a limited portion of our corporate bonds.

•
High Yield Corporate and Convertible Bonds:     A significant portion of our high yield corporate and convertible bonds are classified within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing service data from external providers, where available, and prices observed for recently executed market transactions of comparable size. Where pricing data is less observable, valuations are classified in Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

•
Auction Rate Securities:     Auction rate securities (“ARS”) included within corporate debt securities include ARS backed by pools of student loans and auction rate preferred securities issued by closed end mutual funds. ARS are measured using market data provided by external service providers, as available. The fair value of ARS is also determined by benchmarking to independent market data and adjusting for projected cash flows, level of seniority in the capital structure, leverage, liquidity and credit rating, as appropriate. ARS are classified within Level 3 of the fair value hierarchy based on our assessment of the transparency of the external market data received.

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions or based on valuations received from third party brokers and are classified within Level 2 or Level 3 of the fair value hierarchy depending on the observability of the pricing inputs.

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized in Level 1 of the fair value hierarchy.

•
U.S. Agency Issued Debt Securities:     Callable and non-callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services. Non-callable U.S. agency securities are generally classified within Level 1 of the fair value hierarchy and callable U.S. agency securities are classified within Level 2.

Municipal Securities

Municipal securities are measured based on quoted prices obtained from external data providers and are generally classified within Level 2 of the fair value hierarchy.

Sovereign Obligations

•
G-7 Government and non-G-7 Government Bonds:     G-7 government and non-G-7 government bonds are measured based on quoted market prices obtained from external pricing services. G-7 government bonds are categorized within Level 1 of the fair value hierarchy and non-G-7 government bonds are generally categorized within Level 2.

JEF - 28

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

•
Agency Residential Inverse Interest-Only Securities (“Agency Inverse IOs”):     The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing assumptions, as appropriate.

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities:     GNMA project loan bonds and FNMA DUS mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

•
Non-Agency Commercial Mortgage-Backed Securities:      Non-agency commercial mortgage-backed securities are measured using pricing data obtained from third party services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

JEF - 29

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized primarily within Level 2 of the fair value hierarchy. Valuations are determined using pricing data obtained from third party services and prices observed for recently executed market transactions.

Loans and Other Receivables

•
Corporate Loans :      Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations from external data providers where sufficient observability exists as to the extent of market transaction data supporting the pricing data. Corporate loans categorized within Level 3 are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•
Project Loans:      Valuation of project loans are based on benchmarks of prices for recently executed transactions of related realized collateralized securities and are classified within Level 2 of the fair value hierarchy.

•
Escrow and Trade Claim Receivables:      Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 where fair value is based on recent trade activity in the same security.

Derivatives

•
Listed Derivative Contracts:      Listed derivative contracts measured based on quoted exchange prices, which are generally obtained from pricing services, are categorized as Level 1 in the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security and are categorized within Level 2.

•
OTC Derivative Contracts:      OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized in Level 2 of the fair value hierarchy given the observability of the inputs to the valuation models.

JEF - 30

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

OTC options include OTC equity, foreign exchange and commodity options measured using Black-Scholes models with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps, which incorporate observable inputs related to commodity spot prices and forward curves. Credit defaults swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from third parties.

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

JEF - 31

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our German defined benefits pension plan and shares in non-US exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and are categorized in Level 3 of the fair value hierarchy. Fair value for the shares in non-US exchanges and clearing houses is determined based on recent transactions or third party model valuations and are categorized in Level 2 or Level 3 of the fair value hierarchy. The following tables provide further information about our investments in entities that have the characteristics of an investment company at November 30, 2011 and November 30, 2010 (in thousands):

	November 30, 2011
	Fair Value (h)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(a)	$27,604	$—	Monthly, Quarterly
High Yield Hedge Funds(b)	938	—	—
Fund of Funds(c)	772	126	—
Equity Funds(d)	88,294	74,283	—
Convertible Bond Funds(e)	2,827	—	At Will
Other Investments(g)	19	—	Bi-Monthly

Total(i)	$120,454	$74,409

	November 30, 2010
	Fair Value (h)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(a)	$80,837	$—	Quarterly, Semiannually
High Yield Hedge Funds(b)	1,561	—	—
Fund of Funds(c)	2,622	131	Annually
Equity Funds(d)	73,162	87,791	—
Convertible Bond Funds(e)	18,070	—	At Will
Commodity Funds(f)	5,948	—	At Will
Other Investments(g)	287	—	At Will

Total(i)	$182,487	$87,922

(a)
This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors. At November 30, 2011 and

JEF - 32

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

November 30, 2010, investments representing approximately 98% and 92%, respectively, of the fair value in this category are redeemable with 30 — 65 days prior written notice. At November 30, 2010, investments representing approximately 7% of fair value could not be redeemed until the lock-up period expired on December 31, 2010. At November 30, 2011 and November 30, 2010, investments representing approximately 2% and 1%, respectively, of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At November 30, 2011 and November 30, 2010, an investment representing less than 1% of fair value has no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(b)
This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At November 30, 2011 and November 30, 2010, these investments are currently in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(c)
This category includes investments in fund of funds that invest in various private equity funds. At November 30, 2011 and November 30, 2010, approximately 95% and 41%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years. At November 30, 2011 we requested redemption for investments representing approximately 5% of fair value at November 30, 2011, however we are unable to estimate when these funds will be returned. At November 30, 2010, investments representing approximately 59% of the fair value were approved for redemption and the funds’ net asset values were received in the first quarter of 2011.

(d)
At November 30, 2011 and November 30, 2010, investments representing approximately 96% and 91% respectively, include investments in equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to ten years. At November 30, 2011, a fund that invests in Croatian companies represents approximately 4% of the total investment in equity funds. At November 30, 2010, funds that invest in Croatian and Vietnamese companies represent approximately 9% of the total investment in equity funds.

(e)	This category includes an investment in an open-ended investment company that invests primarily in convertible bonds. This investment is redeemable with 5 days prior written notice.

(f)
This category includes an investment in an open-ended investment company that invests in commodity-related equity securities and commodity futures-linked derivative instruments. This investment is redeemable with 7 days prior notice.

(g)
Other investments at November 30, 2011 included investments in funds that invest in commodities futures and options contracts. Other Investments at November 30, 2010 included investments in closed-ended funds that invested in Vietnamese equity and debt instruments.

(h)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.

(i)
Investments at fair value in the Consolidated Statements of Financial Condition at November 30, 2011 and November 30, 2010 include $55.9 million and $26.9 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

JEF - 33

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At November 30, 2011 and November 30, 2010, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation basis as follows:

	November 30, 2011		November 30, 2010
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	7%	19%	9%	17%
Recently observed transaction prices	2%	1%	5%	2%
Data providers/pricing services	77%	75%	65%	60%
Broker quotes	1%	0%	12%	19%
Valuation techniques	13%	5%	9%	2%

	100%	100%	100%	100%

Pricing information obtained from external data providers may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a formalized process whereby we challenge the appropriateness of pricing information obtained from data providers and pricing services in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the service providers’ valuation methodologies. For corporate, U.S. government and agency, and municipal debt securities (excluding auction rate securities), and loans, to the extent pricing services or broker quotes are utilized in our valuation process, the vendor services are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

JEF - 34

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the twelve months ended November 30, 2011 (in thousands):

	Twelve Months Ended November 30, 2011
	Balance, November 30, 2010	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances, net	Transfers into Level 3	Transfers out of Level 3	Balance, November 30, 2011	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2011 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$4,132	$(2,271)	$816	$(11,807)	$13,489	$439
Corporate debt securities	73,408	1,048	(31,158)	6,304	(1,462)	48,140	(4,478)
Collateralized debt obligations	31,121	70	44,009	779	(27,991)	47,988	(270)
Municipal securities	472	(10,133)	11,182	5,383	—	6,904	(8,931)
Sovereign obligations	—	12	128	—	—	140	12
Residential mortgage-backed securities	132,359	(16,727)	45,845	35,726	(47,238)	149,965	(31,846)
Commercial mortgage-backed securities	6,004	(9,910)	46,685	9,628	—	52,407	(11,583)
Other asset-backed securities	567	(715)	2,947	1,052	(567)	3,284	(691)
Loans and other receivables	227,596	(356)	(120,544)	3,875	(13,280)	97,291	(3,478)
Investments, at fair value	77,784	6,283	(2,627)	—	(3,114)	78,326	1,036
Investments in managed funds	$131,585	$12,030	$(72,875)	$—	$—	$70,740	$12,030
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	—	—	74	—	—	74	—
Net derivatives(2)	2,346	6,550	389	—	—	9,285	6,645
Loans	47,228	—	(37,071)	—	—	10,157	—

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased Derivatives.

JEF - 35

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Analysis of Level 3 Assets and Liabilities for the Twelve Months Ended November 30, 2011

During the twelve months ended November 30, 2011, transfers of assets of $63.6 million from Level 2 to Level 3 are primarily attributed to:

•
Non-agency residential mortgage-backed securities and commercial mortgage-backed securities due to a tightening in the historical trading period used for corroborating market data and a greater scrutiny of vendor prices;

•	Corporate debt securities due to lack of observable market transactions;

•	Municipal securities due to a lack of recent market transactions for certain bonds; and

•
Loans and other receivables due to a lower number of contributors comprising vendor quotes to support classification in Level 2 as less market interest likely existed for the specific loans during the period.

During the twelve months ended November 30, 2011, transfers of assets of $105.5 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions;

•
Collateralized debt obligations and Loans and other receivables due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 as greater market interest likely existed for the specific loans during the period; and

•	Corporate equity securities due to announced market transactions or more observable market data on comparable securities used as a benchmark.

During the twelve months ended November 30, 2011 there were no transfers of liabilities from Level 2 to Level 3 and there were $.04 million transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $14.3 million and net losses on Level 3 liabilities were $6.6 million for the twelve months ended November 30, 2011. Net losses on Level 3 assets were primarily due to decreased valuations of certain residential mortgage-backed securities, commercial mortgage-backed securities and municipal securities due to widening credit spreads in the period, offset by increased valuations of certain investments in managed funds and sales or settlements of various residential mortgage-backed securities, corporate debt securities, investments at fair value, loans and other receivables and corporate equity securities. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

JEF - 36

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the eleven months ended November 30, 2010 (in thousands):

	Eleven Months Ended November 30, 2010
	Balance, December 31, 2009	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, November 30, 2010	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2010 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(17,644)	$(3,099)	$1,272	$(952)	$22,619	$(17,377)
Corporate debt securities	116,648	416	(34,262)	285	(9,679)	73,408	(1,115)
Collateralized debt obligations	9,570	10,291	11,260	—	—	31,121	9,614
U.S. issued municipal securities	420	52	—	—	—	472	52
Sovereign obligations	196	—	—	—	(196)	—	—
Residential mortgage-backed securities	136,496	40,238	(48,812)	11,721	(7,284)	132,359	3,815
Commercial mortgage-backed securities	3,215	15,862	(12,012)	—	(1,061)	6,004	(62)
Other asset-backed securities	110	(175)	632	—	—	567	(205)
Loans and other receivables	506,542	40,464	(178,877)	739	(141,272)	227,596	15,648
Investments at fair value	65,564	18,042	(6,432)	4,039	(3,429)	77,784	13,946
Investments in managed funds	$115,774	$961	$14,850	$—	$—	$131,585	$961
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$38	$—	38	$—
Net derivatives(2)	3,017	(2,533)	—	—	1,862	2,346	(2,533)
Loans	352,420	232	(210,267)	—	(95,157)	47,228	—

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased Derivatives.

Analysis of Level 3 Assets and Liabilities for the Eleven Months Ended November 30, 2010

During the eleven months ended November 30, 2010, transfers of assets of $18.0 million from Level 2 to Level 3 are primarily attributed to:

•	Transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs and

•	Certain investments at fair value which have little to no transparency in trade activity.

JEF - 37

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Transfers of liabilities for the eleven months ended November 30, 2010 from Level 2 to Level 3 were $0.04 million and transfers of liabilities from Level 3 to Level 2 were $93.3 million, which are primarily due to transfers of corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities. Net gains on Level 3 assets were $108.5 million and net gains on Level 3 liabilities were $2.3 million for the eleven months ended November 30, 2010. Net gains on Level 3 assets were primarily due to increased valuations of various alternative investments, sales of certain corporate loans and improved credit conditions and enhanced recovery estimates for certain residential mortgage-backed securities.

Components or portions of interest rate and credit risk related to mortgage-backed securities classified within Level 3 of the fair value hierarchy are frequently economically hedged with U.S. Treasury and Eurodollar futures and short U.S. Treasury securities, which are classified as Level 1 liabilities, and with interest rate swaps and, to a lesser extent, index credit default swaps classified as Level 2 assets or liabilities. Accordingly, a portion of the gains and losses on mortgage-backed securities reported in Level 3 are offset by gains and losses from the economic hedges attributed to instruments classified within Level 1 and Level 2. Economic hedging is often executed on a macro-basis for a given asset class rather than an instrument-specific basis. Valuation inputs and prices for hedging instruments classified within Level 1 and Level 2 provide a level of observability used in valuing Level 3 mortgage-backed securities; however, other inputs, such as prepayment, default rates and other credit specific factors are significant to the valuation and are not derived from the prices of the hedging instruments. Basis risk differences may also arise between the Level 3 mortgage-backed securities and the Level 1 and Level 2 hedging instruments due to the underlying interest rates and the underlying credits comprising the referenced credit index. Hedge effectiveness is limited by factors that include idiosyncratic collateral performance and basis risk as well as the sizing of the macro-hedge.

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned- derivatives and Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities. Such affiliate loans are entered into as part of ongoing, strategic business ventures, are included within Other investments and accounted for on an amortized cost basis. We also have elected the fair value option for certain investments held by

JEF - 38

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

subsidiaries that are not registered broker-dealers. Investments at fair value are included in Financial instruments owned. The fair value option was elected for investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. We have also elected the fair value option for secured financings that arise in connection with our securitization activities. Cash and cash equivalents, the cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables — Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of (losses) due to changes in instrument specific credit risk for loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

Twelve Months Ended November 30, 2011
Financial Instruments Owned:
Loans and other receivables	$(19,400)
Financial Instruments Sold:
Loans	$(1,463)
Loan commitments	$(4,329)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

As of November 30, 2011
Financial Instruments Owned:
Loans and other receivables(2)	$277,336
Loans greater than 90 days past due(1)(2)	$2,253

(1)	The aggregate fair value of loans that were 90 or more days past due was $5.5 million at November 30, 2011.

(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statement of Earnings.

There were no loans or other receivables on nonaccrual status at November 30, 2011.

Note 6.	Derivative Financial Instruments

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

JEF - 39

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial Instruments Owned — Derivatives and Financial Instruments Sold, Not Yet Purchased — Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 5, Financial Instruments and Note 20, Commitments, Contingencies and Guarantees, for additional disclosures about derivative instruments.)

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

JEF - 40

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents the fair value and related number of derivative contracts at November 30, 2011 and November 30, 2010 categorized by predominant risk exposure. A majority of the increase in the number of derivative contracts from 2010 to 2011 reflected in the table is due to our acquisition of the Global Commodities Group from Prudential on July 1, 2011. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

	November 30, 2011
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$542,221	63,751	$636,692	66,027
Foreign exchange contracts	1,009,765	102,578	1,015,900	119,780
Equity contracts	638,228	2,364,390	548,195	2,119,165
Commodity contracts	725,927	434,428	598,166	421,330
Credit contracts	60,756	59	35,718	39

Total	2,976,897	2,965,206	2,834,671	2,726,341

Counterparty/cash-collateral netting	(2,451,004)		(2,585,634)

Total per Consolidated
Statement of Financial Condition	$525,893		$249,037

	November 30, 2010
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$77,295	41,166	$126,281	43,243
Foreign exchange contracts	20,263	1,165	17,004	290
Equity contracts	275,760	1,166,365	249,229	1,133,464
Commodity contracts	62,727	103,562	76,911	35,071
Credit contracts	19,835	18	15,647	15

Total	455,880	1,312,276	485,072	1,212,083

Counterparty/cash-collateral netting	(336,612)		(425,520)

Total per Consolidated
Statement of Financial Condition	$119,268		$59,552

The following table presents unrealized and realized gains and (losses) on derivative contracts for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Twelve Months Ended November 30, 2011 Gains (Losses)	Eleven Months Ended November 30, 2010 Gains (Losses)	Twelve Months Ended December 31, 2009 Gains (Losses)
Interest rate contracts	$(204,403)	$(122,898)	$(11,581)
Foreign exchange contracts	2,243	1,194	663
Equity contracts	(279,488)	(87,084)	(202,091)
Commodity contracts	74,282	15,454	(2,571)
Credit contracts	17,621	(52,049)	3,057

Total	$(389,745)	$(245,383)	$(212,523)

JEF - 41

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of November 30, 2011 (in thousands):

	OTC derivative assets(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$202,723	$8,200	$—	$(1,152)	$209,771
Credit default swaps	—	12,474	21,793	(1,751)	32,516
Total return swaps	23	—	—	—	23
Foreign currency forwards, swaps and options	163,668	38,919	—	(15,162)	187,425
Fixed income forwards	5,078	—	—	—	5,078
Interest rate swaps and caps	19,572	24,224	109,936	(34,275)	119,457

Total	$391,064	$83,817	$131,729	$(52,340)	554,270

Cross product counterparty netting					(28,036)

Total OTC derivative assets included in Financial instruments owned					$526,234

(1)	At November 30, 2011, we held exchange traded derivative assets and other credit enhancements of $124.1 million.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2011, cash collateral received was $124.4 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

	OTC derivative liabilities(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$94,255	$8,645	$—	$(1,152)	$101,748
Equity options	—	5,256	—	—	5,256
Credit default swaps	352	2,053	1,546	(1,751)	2,200
Total return swaps	—	1,004	—	—	1,004
Foreign currency forwards, swaps and options	176,369	36,388	—	(15,162)	197,595
Interest rate swaps and caps	29,321	84,971	138,075	(34,275)	218,092

Total	$300,297	$138,317	$139,621	$(52,340)	525,895

Cross product counterparty netting					(28,036)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$497,859

JEF - 42

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	At November 30, 2011, we held exchange traded derivative liabilities and other credit enhancements of $10.2 million.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2011, cash collateral pledged was $259.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

At November 30, 2011, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality(1):
A or higher	$267,265
B to BBB	252,484
Lower than B	206
Unrated	6,279

Total	$526,234

(1)
We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we may utilize internal credit ratings determined by our credit risk management. Credit ratings determined by credit risk management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2011 and November 30, 2010, is $141.2 million and $51.8 million, respectively, for which we have posted collateral of $129.8 million and $44.9 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2011 and November 30, 2010, we would have been required to post an additional $19.5 million and $6.5 million, respectively, of collateral to our counterparties.

Note 7.	Collateralized Transactions

We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We manage our exposure to credit risk associated with these transactions by entering into master netting agreements. We also monitor the fair value of the securities loaned and borrowed on a daily basis and request additional collateral or return of excess collateral, as appropriate.

JEF - 43

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provision allowing the counterparty the right to sell or repledge the collateral. Pledged securities that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into security lending or derivative transactions or cover short positions. At November 30, 2011 and 2010, the approximate fair value of securities received as collateral by us that may be sold or repledged was approximately $17.9 billion and $20.4 billion, respectively. The fair value of securities received as collateral at November 30, 2011 pertains to our securities financing activities presented on our Consolidated Statement of Financial Condition at November 30, 2011 as follows (in thousands):

Carrying amount:
Securities purchased under agreements to resell	$2,893,043
Securities borrowed	5,169,689
Securities received as collateral	21,862

Total assets on Consolidated Statement of Financial Condition	8,084,594
Netting of securities purchased under agreements to resell	7,498,439	(1)

	15,583,033
Fair value of collateral received in excess of contract amount	2,386,921	(2)

Fair value of securities received as collateral	$17,969,954

(1)
Represents the netting of securities purchased under agreements to resell with securitie sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)	Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed.

At November 30, 2011 and 2010, a substantial portion of the securities received by us had been sold or repledged.

We also receive securities as collateral in connection with derivative transactions and in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2011 and 2010, $21.9 million and $48.6 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Additionally, we engage in securities for securities transactions in which we are the borrower of securities and provide other securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, treat these as noncash transactions and do not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged on our Consolidated Statements of Financial Condition.

JEF - 44

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 8.	Securitization Activities

We engage in securitization activities related to mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests issued to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. Our securitization vehicles generally meet the criteria of variable interest entities; however we generally do not consolidate our securitization vehicles as we are not considered the primary beneficiary for these vehicles. See Note 9, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other liabilities. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues prior to securitization. Net underwriting revenues are recognized in connection with the securitization activities.

We generally receive cash proceeds in connection with the transfer of assets as the security interests issued by the securitization vehicles are sold to investors. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Financial instruments owned and retaining servicing rights for military housing loan securitizations, which are included within Other assets. We apply fair value accounting to the securities. The servicing rights are amortized over the period of the estimated net servicing income.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Transferred assets	$12,539.6	$11,311.1
Proceeds on new securitizations	$12,611.0	$11,409.7
Net revenues	$82.7	$65.4
Cash flows received on retained interests	$103.6	$32.9

Assets received as proceeds in the form of mortgage-backed-securities issued by the securitization vehicles have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Financial Instruments. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at November 30, 2011 and 2010. Although not obligated, we may make a market in the securities issued by these securitization vehicles in connection with secondary market-making activities. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities subsequently purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities.

JEF - 45

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment.

	As of November 30, 2011
Securitization Type	Total Assets	Retained Interests
	(in millions)
U.S. government agency residential mortgage-backed securities	$7,968.0	$517.9	(1)
U.S. government agency commercial mortgage-backed securities	$2,574.3	$49.9	(1)
Military housing loans	$127.4	$0.3	(2)

(1)
A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 13, 2012, we continue to hold approximately $248.3 million and $27.6 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Initial fair value of servicing rights received on transferred project loans.

	As of November 30, 2010
Securitization Type	Total Assets	Retained Interests
	(in millions)
U.S. government agency residential mortgage-backed securities	$6,549.5	$684.7	(1)
U.S. government agency commercial mortgage-backed securities	$2,005.4	$40.4	(1)
Military housing loans	$107.8	$0.1	(2)

(1)
A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 13, 2012, we continue to hold approximately $30.2 million and $27.6 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Represents amortized servicing rights on transferred project loans.

We do not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the securitization vehicles in which we have continued involvement and is presented solely to provide information regarding the size of the securitization and the size of the underlying assets supporting our retained interests, and is not considered representative of the risk of potential loss associated with the securitizations.

Assets retained in connection with securitization represent the fair value of the securities of one or more tranches of the securitization, including senior and subordinated tranches. Our risk of loss to these securitization vehicles is limited to this fair value amount which is included within total Financial instruments owned — Mortgage- and asset-backed securities on our Consolidated Statement of Financial Condition.

Note 9.	Variable Interest Entities

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

JEF - 46

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We initially determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE. We reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/ or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests. Our variable interests in VIEs include debt and equity interests, commitments and certain fees. Our involvement with VIEs arises primarily from:

•	Purchases of mortgage-backed securities in connection with our trading and secondary market making activities,

•	Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities,

•	Servicing of military housing mortgage loans held by VIEs,

•	Ownership of debt, equity and partnership interests in Jefferies High Yield Holdings, LLC and related entities,

•	Management and performance fees in the Jefferies Umbrella Fund, and

•	Loans to and investments in investment fund vehicles.

We have not executed any derivative contracts with VIEs and have not provided any liquidity facilities to VIEs, other than Jefferies Employees Partners IV, LLC, as discussed below.

JEF - 47

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of November 30, 2011 and November 30, 2010. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	November 30, 2011			November 30, 2010
	High Yield	Mortgage- and Asset-backed Securitizations	Other	High Yield	Mortgage- and Asset-backed Securitizations	Other
	(in millions)
Cash	$345.7	$—	$0.3	$202.6	$—	$—
Financial instruments owned	693.3	12.2	7.2	889.8	101.4	21.0
Securities borrowed	195.3	—	—	455.8	—	—
Receivable from brokers and dealers	150.6	—	—	195.5	—	—
Other	8.5	—	—	11.6	0.1	—

	$1,393.4	$12.2	$7.5	$1,755.3	$101.5	$21.0

Financial instruments sold, not yet purchased	$326.2	$—	$—	$602.6	$—	$—
Payable to brokers and dealers	105.2	—	—	157.1	—	—
Mandatorily redeemable interests(1)	943.4	—	—	960.2	—	—
Promissory note(2)	—	—	4.2	—	—	4.4
Secured financing(3)	—	12.2	—	—	101.4	—
Other	20.7	—	0.2	36.3	0.1	—

	$1,395.5	$12.2	$4.4	$1,756.2	$101.5	$4.4

(1)
After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $310.5 million and $315.9 million at November 30, 2011 and November 30, 2010, respectively. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

(3)
Secured financing is included within Accrued expenses and other liabilities. Approximately $8.4 million and $15.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2011 and November 30, 2010, respectively.

High Yield.     We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”), Jefferies High Yield Finance, LLC (“JHYF”), and Jefferies Leveraged Credit Products, LLC (“JLCP”). JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYF is engaged in the trading of total return swaps. JLCP is engaged in the trading of bank debt, credit default swaps and trade claims. JHYT, JHYF and JLCP are wholly owned subsidiaries of JHYH.

JEF - 48

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”), a significant holder of our common stock, each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, JSOP and JESOP, are also investors in JHYH. The arrangement term is through April 2013, with an option to extend. We have determined that JHYH, JSOP and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH, JSOP and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiaries JHYT, JHYF and JLCP), JSOP and JESOP.

At November 30, 2011 and November 30, 2010, the carrying amount of our variable interests was $322.0 million and $328.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation.

Mortgage and asset-backed securitizations .    We are the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consist of the securities and a contractual servicing fee. The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles’ beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

During the year, we sold beneficial interests in a military housing securitization vehicle for which we were previously the primary beneficiary. Upon the sale of our beneficial interests in this vehicle, we determined that we are no longer the primary beneficiary of this vehicle as we do not have an obligation to absorb losses or a right to receive benefits that could potentially be significant to this vehicle. As such, we deconsolidated the military housing securitization vehicle during the year.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the twelve months ended November 30, 2011 or eleven months ended November 30, 2010 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at November 30, 2011 and November 30, 2010.

JEF - 49

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	November 30, 2011
	Variable Interests
	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
	(in millions)
Collateralized loan obligations	$48.2	(2)	$48.2	(4)	$1,768.4
Agency mortgage- and asset-backed securitizations(1)	1,410.9	(2)	1,410.9	(4)	6,523.0
Non-agency mortgage- and asset-backed securitizations(1)	583.9	(2)	583.9	(4)	41,939.4
Asset management vehicle	2.8	(3)	2.8	(4)	903.9
Private equity vehicles	64.5	(3)	131.3		84.2

Total	$2,110.3		$2,177.1		$51,218.9

(1)
VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2011 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are classified within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

JEF - 50

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Mortgage- and Asset-Backed Vehicles.     In connection with our trading and market making activities, we buy and sell mortgage- and asset backed securities. Mortgage- and asset backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset backed securities of $1,410.9 million and non-agency mortgage- and asset-backed securities of $583.9 million at November 30, 2011 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at November 30, 2011 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$48.2	$—	$48.2
Variable interests in agency mortgage- and asset backed	—	1,410.9	1,410.9
Variable interests in nonagency mortgage- and asset backed	583.9	—	583.9

Additional securities in connection with trading and market Residential mortgage-backed securities	67.9	1,256.7	1,324.6
Commercial mortgage-backed securities	7.0	526.1	533.1
Collateralized debt obligations	8.8	—	8.8
Other asset-backed securities	13.8	—	13.8

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$729.6	$3,193.7	$3,923.3

	November 30, 2010
	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$35.3	(2)	$35.3	(4)	$1,937.8
Agency mortgage- and asset-backed securitizations(1)	1,840.9	(2)	1,840.9	(4)	7,464.8
Non-agency mortgage- and asset-backed securitizations(1)	852.1	(2)	852.1	(4)	91,285.1
Asset management vehicle	18.1	(3)	18.1	(4)	760.4
Private equity vehicles	49.7	(3)	131.0		63.9

Total	$2,796.1		$2,877.4		$101,512.0

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2010.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests, which are classified within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which represents our purchased or retained interests.

Collateralized Loan Obligations.     We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans

JEF - 51

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

and high yield bonds. We consolidated these CLOs upon the adoption of accounting changes to ASC Topic 810, Consolidation, on January 1, 2010. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus, we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The carrying amount of the debt securities was $14.1 million and $8.8 million at November 30, 2011 and November 30, 2010, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.

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

Asset Management Vehicle.     We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of November 30, 2011 and November 30, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.     On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “USA Fund”). As of November 30, 2011 and November 30, 2010, we funded approximately $17.9 million and $9.3 million, respectively, of our commitment. The USA Fund has assets consisting primarily of private equity and equity related investments. The carrying amount of our equity investment was $17.4 million and $9.1 million at November 30, 2011 and November 30, 2010, respectively. Our exposure to loss is limited to our equity commitment.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”). JEP IV has assets consisting primarily of private equity and equity related investments. Our variable interests in JEP IV consist of an equity investment and a loan commitment. The carrying amount of our equity investment was $2.8 million and $1.8 million at November 30, 2011 and November 30, 2010, respectively. During the fourth quarter of 2010, we repaid outstanding debt of JEP IV on its behalf and committed to make loans to JEP IV in an aggregate principal amount of up to $54.0 million. As of November 30, 2011 and November 30, 2010, we funded approximately $44.3 million and $38.8 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment.

Note 10.	Equity Method Investments

Investments accounted for under the equity method are included in Loans to and investments in related parties in the Consolidated Statements of Financial Condition. Equity method gains and losses are included in

JEF - 52

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other income in the Consolidated Statements of Earnings. Our significant investments accounted for under the equity method are Jefferies Finance, LLC and Jefferies LoanCore LLC.

Jefferies Finance, LLC

On October 7, 2004, we entered into an agreement with Babson Capital Management LLC (“Babson Capital”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) to form Jefferies Finance, LLC (“JFIN”), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. JFIN is a commercial finance company whose primary focus is the origination and syndication of senior secured debt in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services. JFIN can also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. JFIN also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

On March 1, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million committed by each partner. Including the incremental $250 million from each partner, the total committed equity capital of JFIN is $1.0 billion. As of November 30, 2011, we have funded $107.5 million of our aggregate $500.0 million commitment, leaving $392.5 million unfunded.

In addition, on March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by JFIN. The Secured Revolving Credit Facility bears interest based on the interest rates of the related JFIN underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. At November 30, 2011, we have funded $155.0 million of our $500.0 million commitment. During the twelve months ended November 30, 2011, $6.4 million of interest income is included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility.

Prior to the $1.0 billion Secured Revolving Credit Facility, we provided a revolving line of credit to JFIN in the amount of $150.0 million, originally scheduled to mature on September 4, 2011. On March 1, 2011 the $500 million revolving line of credit to JFIN was terminated. As of November 30, 2010, our commitment under this revolving line of credit with was $150.0 million and no amounts were funded. During the twelve months ended November 30, 2011, $0.2 million of interest income is included in the Consolidated Statement of Earnings related to the revolving credit line.

The following is a summary of selected financial information for JFIN as of November 30, 2011, November 30, 2010 and December 31, 2009 (in millions):

	November 30, 2011	November 30, 2010	December 31, 2009
Total assets	$1,457.8	$890.4	$944.1
Total liabilities	1,044.3	566.4	691.2
Total equity	413.5	324.0	252.9
Our total equity balance	206.8	162.0	126.4

JFIN’s net earnings were $88.3 million, $71.7 million and $67.5 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

JEF - 53

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We engage in debt capital markets transactions with JFIN related to the originations of loans by JFIN. In connection with such transactions, we earned fees of $60.8 million and $35.1 million during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively in Investment banking on the Consolidated Statement of Earnings. In addition, in relation to these transactions we paid fees to JFIN of $21.5 million and $10.8 million during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively recognized within Business development expenses on the Consolidated Statement of Earnings.

During the twelve months ended November 30, 2011, we purchased participation certificates in loans originated by JFIN of $477.2 million, which were subsequently redeemed in full during the same period. There were no equivalent transactions during the eleven months ended November 30, 2010.

Under a service agreement, we provide JFIN with certain administrative services for which we were reimbursed costs totaling $20.9 million for the twelve months ended November 30, 2011. Receivables from JFIN, included within Other assets on the Consolidated Statements of Financial Condition were $16.6 million and $4.3 million at November 30, 2011 and 2010, respectively.

Jefferies LoanCore LLC

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore LLC (“LoanCore”), a commercial real estate finance company. LoanCore originates commercial real estate loans with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. LoanCore is currently solely capitalized with equity and has aggregate equity commitments of $600.0 million. As of November 30, 2011, we have funded $168.4 million of our $291.0 million equity commitment and have a 48.5% voting interest in LoanCore.

The following is a summary of selected financial information for LoanCore as of November 30, 2011, (in millions):

November 30, 2011
Total assets	$761.4
Total liabilities	427.4
Total equity	334.0
Our total equity balance	162.0

LoanCore’s net earnings were $2.1 million loss for the period ended November 30, 2011.

Under a service agreement, we provide LoanCore with certain administrative services. We recharged LoanCore $0.3 million for these administrative services during fiscal 2011. At November 30, 2011, $0.3 million was included in Other assets on the Consolidated Statement of Financial Condition relating to receivables from LoanCore.

JEF - 54

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 11.	Goodwill and Other Intangible Assets

Goodwill

The following table is a summary of the changes to goodwill for the twelve months ended November 30, 2011 and November 30, 2010 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Balance, at beginning of period	$364,964	$364,795
Add: Contingent consideration	825	1,013
Add: Translation adjustments	(215)	(844)

Balance, at end of period	$365,574	$364,964

Contingent consideration recorded during the twelve months ended November 30, 2011 relates to the lapse of certain conditions as specified in the purchase agreements associated with the acquisition of LongAcre Partners in 2007. During the twelve months ended November 30, 2011, a payment of $754,000 for contingent consideration was made to the selling owners of LongAcre Partners, which was previously accrued to goodwill in 2007.

We completed our annual test of goodwill impairment as of June 1, 2011. No goodwill impairment was identified. Due to the volatility in the financial services sector and equity markets in general, the global economic outlook and our common shares trading below book value during the fourth quarter of fiscal 2011, we performed additional testing for goodwill impairment at November 30, 2011, which did not result in any goodwill impairment. The computation of fair value for our Capital Markets reporting unit did not significantly exceed its carrying value. Adverse market or economic events could result in impairment charges in future periods.

All goodwill is assigned to our Capital Markets segment and is deductible for tax purposes.

JEF - 55

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Intangible Assets

The following table presents the gross carrying amount, accumulated depreciation and net carrying amount of identifiable intangible assets and weighted average amortization period as of November 30, 2011 and November 30, 2010 (in thousands):

	November 30, 2011
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(2,776)	7,766	6.9
Trade name	1,300	(361)	939	1.1
Other	100	(8)	92	13.8

	$23,161	$(3,145)	$20,016

	November 30, 2010
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$4,742	$(1,726)	$3,016	4.2
Other	100	(2)	98	14.8

	$4,842	$(1,728)	$3,114

The aggregate amortization expense for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 was $1.4 million and $0.7 million, respectively. Amortization expense is included in Other expenses on the Consolidated Statements of Earnings. The estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense
2012	$2,203
2013	1,243
2014	853
2015	695
2016	695

Mortgage Servicing Rights

In the normal course of business we originate military housing mortgage loans and sell such loans to investors. In connection with these activities we may retain the mortgage servicing rights that entitle us to a future stream of cash flows based on contractual serving fees. Mortgage servicing rights to military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated

JEF - 56

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $4.1 million and $3.5 million during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively.

The following presents the activity in the balance of these servicing rights for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Balance, beginning of period	$8,263	$8,500
Add: Acquisition	347	87
Less: Amortization	(408)	(324)

Balance, end of period	$8,202	$8,263

We estimate the fair value of these servicing rights was $15.6 million and $16.1 million at November 30, 2011 and November 30, 2010, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding repayment and delinquencies are not significant to the fair value.

Note 12.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of November 30, 2011 and 2010. Average daily bank loans for the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010 were $12.0 million and $23.8 million, respectively.

In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited entered into a $1.0 billion revolving credit facility with Prudential with an expiry date of September 29, 2011. The borrowings under the facility were used to provide working capital for the Global Commodities Group. The credit facility contained financial covenants that significantly restricted the ability of the borrowers to pay dividends and make other payments or advances to Jefferies Group, Inc. or our other subsidiaries. On September 16, 2011, the credit facility with Prudential was repaid in full and terminated. The average borrowings under this facility during the period from July 1, 2011 to September 16, 2011 were $195.7 million.

At November 30, 2011, an obligation to deliver long-term debt securities of $52.7 million was reported as Short-term borrowings on the Consolidated Statement of Financial Condition for debt securities sold as part of our U.S. broker-dealer’s market making in our long-term debt securities. Refer to Note 13, Long-Term Debt, for further details on market making in our long-term debt securities.

JEF - 57

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 13.	Long-Term Debt

Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at November 30, 2011 and 2010 (in thousands):

	November 30,
	2011	2010
Unsecured Long-Term Debt
7.75% Senior Notes, due 2012 (effective interest rate of 8.08%)(1)	$254,926	$305,969
5.875% Senior Notes, due 2014 (effective interest rate of 6.00%)	249,298	249,048
3.875% Senior Notes, due 2015 (effective interest rate of 3.92%)	499,187	499,000
5.5% Senior Notes, due 2016 (effective interest rate of 5.57%)	349,045	348,854
5.125% Senior Notes, due 2018 (effective interest rate of 5.18%)	782,598	—
8.5% Senior Notes, due 2019 (effective interest rate of 8.31%)	707,787	708,529
6.875% Senior Notes, due 2021 (effective interest rate of 6.99%)	545,816	545,510
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55%)	346,664	346,544
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20%)	280,832	282,577
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37%)	492,773	492,650

	$4,508,926	$3,778,681

Secured Long-Term Debt
Credit facility, due 2014	100,000	—

	$4,608,926	$3,778,681

(1)	Our 7.75% Senior Notes, due in 2012, are payable in March 2012.

On April 8, 2011, we issued 5.125% Senior Notes, due in 2018, with a principal amount of $800.0 million and received proceeds of $794.6 million. On November 2, 2010, we issued 3.875% Senior Notes, due in 2015, with a principal amount of $500.0 million and received proceeds of $497.7 million. On June 24, 2010 and July 15, 2010, we issued 6.875% Senior Notes, due in 2021, with a principal amount of $400.0 million and $150.0 million, respectively, and received proceeds of $394.2 million and $148.7 million, respectively.

During November 2011, we repurchased $50.0 million principal amount of our 7.75% Senior Notes due 2012, resulting in a gain on debt extinguishment of $0.9 million, which was recognized in Other revenues on the Consolidated Statement of Earnings. Additionally, our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases of our debt have been treated as debt extinguishments and sales have been treated as reissuances of debt. As a result, we recognized a gain of $20.2 million as a gain on debt extinguishment reported in Other revenues for the twelve months ended November 30, 2011. Additionally, the balance of Long-term debt was reduced by $23.8 million as a result of this activity. At November 30, 2011, an obligation to deliver long-term debt securities of $52.7 million is outstanding for debt securities sold and accordingly treated as reissuances of debt securities, which are reported as Short-term borrowings on the Consolidated Statement of Financial Condition.

JEF - 58

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We previously issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture currently convertible into 26.2251 shares of our common stock (equivalent to a conversion price of approximately $38.13 per share of common stock). In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7.75% Senior Notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007, we terminated these interest rate swaps and received cash consideration of $8.5 million, net of accrued interest, which is being amortized as a reduction in Interest expense of approximately $1.9 million per year over the remaining life of the notes. As of November 30, 2011, approximately $498,000 remained to be amortized.

Secured Long-Term Debt — On August 26, 2011 we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At November 30, 2011, U.S. dollar denominated borrowings outstanding under the Credit Facility amounted to $100.0 million and are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. There were no non-U.S. dollar borrowings at November 30, 2011. We were in compliance with debt covenants under the Credit Facility at November 30, 2011.

Note 14.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased 125,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, in a private placement. Our Series A Cumulative Convertible Preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 at a price of $1,000 per share plus accrued interest and will mature in 2036. As of November 30, 2011, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of

JEF - 59

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible preferred stock is considered “equity” for tax purposes.

Note 15.	Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents noncontrolling interests at November 30, 2011 and 2010 (in thousands):

	November 30, 2011	November 30, 2010
JSOP	$276,800	$282,469
JESOP	31,979	32,645
Other(1)	3,884	17,862

Noncontrolling interests	$312,663	$332,976

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity on the Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively, because all other comprehensive income or loss is attributed to us.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of mandatorily redeemable financial instruments and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of

JEF - 60

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $310.5 million and $315.9 million at November 30, 2011 and 2010, respectively.

Note 16.	Benefit Plans

U.S. Pension Plan

We have a defined benefit pension plan, Jefferies Employees’ Pension Plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974 and covers certain of our employees. Under the plan, benefits to participants are based on years of service and the employee’s career average pay. As a minimum, amortization of a net gain or loss included in accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) shall be included as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets, Effective December 31, 2005, benefits under the pension plan were frozen. Accordingly, there are no further benefit accruals for future service after December 31, 2005.

Employer Contributions — Our funding policy is to contribute to the plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. For the twelve months ended November 30, 2011, we contributed $2.0 million to the plan which is included in Compensation and Benefits on the Consolidated Statement of Earnings. We expect to contribute $2.0 million to the plan in the year ended November 30, 2012.

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$45,535	$43,750
Service cost	175	183
Interest cost	2,366	2,233
Actuarial losses	4,630	2,222
Administrative expenses paid	(201)	(154)
Benefits paid	(2,018)	(2,699)

Projected benefit obligation, end of period	$50,487	$45,535

Change in plan assets
Fair value of assets, beginning of period	$35,086	$35,892
Employer contributions	2,000	—
Benefit payments made	(2,018)	(2,699)
Administrative expenses paid	(201)	(154)
Actual return on plan assets	1,590	2,047

Fair value of assets, end of period	$36,457	$35,086

Funded (deficit) at end of period	$(14,030)	$(10,449)

JEF - 61

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2011	2010
Accumulated benefit obligation	$50,487	$45,535
Projected benefit obligation for service rendered to date	50,487	45,535
Plan assets, at fair value	36,457	35,086

Funded deficit	(14,030)	(10,449)
Unrecognized net loss	18,649	13,925

Prepaid benefit cost	4,619	3,476
Accumulated other comprehensive loss, before taxes	(18,649)	(13,925)

Pension liability	$(14,030)	$(10,449)

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Components of Net Periodic Pension Cost
Service cost	$175	$183	$200
Interest cost on projected benefit obligation	2,366	2,233	2,586
Expected return on plan assets	(2,578)	(2,382)	(2,417)
Net amortization	894	635	906
Settlement losses(1)	—	—	835

Net periodic pension cost	$857	$669	$2,110

(1)
Of the $2.1 million in net periodic pension cost for the twelve months ended December 31, 2009, $0.8 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in 2009 for terminated employees exceeded current year interest and service costs.

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Amounts Recognized in Other Comprehensive Income
Net loss (gain) arising during the period	$5,618	$2,556	$(271)
Settlements during the period	—	—	(835)
Amortization of net loss	(894)	(635)	(906)

Total recognized in Other Comprehensive Income	$4,724	$1,921	$(2,012)

Net amount recognized in net periodic benefit cost and Other Comprehensive Income	$5,581	$2,590	$98

JEF - 62

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Discount rate	4.75%	5.25%	5.75%
Expected long-term rate of return on plan assets	7.0%	7.5%	7.5%

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $18.6 million and $13.9 million as of November 30, 2011 and 2010, respectively. During 2012, we expect to recognize an amortization of net loss of $1.3 million as a component of net periodic benefit cost.

Expected Benefit Payments — Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2012	$2,534
2013	1,460
2014	1,883
2015	1,777
2016	3,741
2017 through 2021	13,097

Plan Assets — The following table presents the fair value of plan assets as of November 30, 2011 and 2010 by level within the fair value hierarchy (in thousands):

	As of November 30, 2011
	Level 1	Level 2	Total
Plan assets(1):
Cash and cash equivalents	$795	$—	$795
Listed equity securities(2)	17,974	—	17,974
Fixed income securities:
Corporate debt securities	—	5,969	5,969
Foreign corporate debt securities	—	927	927
U.S. government securities	4,325	—	4,325
Agency mortgage-backed securities	—	3,809	3,809
Commercial mortgage-backed securities	—	2,093	2,093
Asset-backed securities	—	547	547
Other	—	18	18

	$23,094	$13,363	$36,457

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

JEF - 63

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	As of November 30, 2010
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$539	$—	$539
Listed equity securities(2)	17,804	—	17,804
Fixed income securities:
Corporate debt securities	—	5,841	5,841
Foreign corporate debt securities	—	1,017	1,017
U.S. government securities	4,607	—	4,607
Agency mortgage-backed securities	—	3,234	3,234
Commercial mortgage-backed securities	—	1,385	1,385
Asset-backed securities	—	582	582
Other	—	77	77

	$22,950	$12,136	$35,086

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

Valuation technique and inputs — The following is a description of the valuation techniques and inputs used in measuring plan assets accounted for at fair value on a recurring basis:

•	Cash equivalents are valued at cost, which approximates fair value and are categorized in Level 1 of the fair value hierarchy;

•	Listed equity securities are valued using the quoted prices in active markets for identical assets;

•	Fixed income securities:

•
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

•	U.S. government and agency securities valuations generally include quoted bid prices in active markets for identical or similar assets.

Investment Policies and Strategies — Assets in the plan are invested under guidelines adopted by the Administrative Committee of the Plan. Because the Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.

The target allocation of plan assets for 2012 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of

JEF - 64

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

German Pension Plan

In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets and is therefore unfunded, however, the German Pension Plan is reinsured by insurance contracts held in the name of Jefferies Bache Limited with multi-national insurers. The investment in these insurance contracts is not a part of plan assets and is included in Financial instruments owned – Investments at fair value in the Consolidated Statement of Financial Condition and have a fair value of $18.9 million at November 30, 2011. We expect to pay to the pension liability of $19.8 million from cash flows available to us under the reinsurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) must be paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the five months ended November 30, 2011.

JEF - 65

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the five months ended November 30, 2011 (in thousands):

Five Months Ended November 30, 2011
Change in Projected Benefit Obligation
Projected benefit obligation, July 1, 2011	$21,840
Service cost	15
Interest cost	434
Actuarial gain	(414)
Benefits paid	(471)
Currency adjustment	(1,605)

Projected benefit obligation, November 30, 2011	$19,799

Five Months Ended November 30, 2011
Components of Net Periodic Pension Cost
Service cost	$15
Interest cost on projected benefit obligation	434

Net periodic pension cost	$449

The Accumulated Benefit Obligation at November 30, 2011 is $19.8 million. The amount in accumulated other comprehensive income at November 30, 2011 is a credit of $287,000. The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the five month period ended November 30, 2011:

	Projected benefit obligation	Net periodic pension benefit cost
Discount rate	5.60%	5.30%
Rate of compensation increase	3.00%	3.00%

Expected Benefit Payments — Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2012	$1,176
2013	1,198
2014	1,271
2015	1,310
2016	1,349
2017 through 2021	6,743

Note 17.	Compensation Plans

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

JEF - 66

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total compensation cost related to share-based compensation plans was $136.0 million, $151.1 million and $126.7 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital was $32.2 million, $3.0 million and ($14.6) million during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $34.6 million, $2.4 million and $12.4 million related to share-based compensation in cash flows from financing activities for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Effective for the eleven months ended November 30, 2010, we changed our tax year end to coincide with the recent change in our fiscal year end. As a result of this change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions. Consequently, approximately $19.7 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010. Additionally, we expect to recognize a net tax benefit of $21.4 million related to share-based compensation awards that vested during January through November 2011 in additional paid-in capital during the three month period ending February 29, 2012.

As of November 30, 2011, we had $199.3 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.3 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009:

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

JEF - 67

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

We grant restricted stock and restricted stock units as part of year-end compensation. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the twelve months ended November 30, 2011, we recognized compensation expense of $64.0 million related to restricted stock and restricted stock units of approximately 6,339,000 and 16,000, respectively, granted as part of our 2011 year end compensation. For the eleven months ended November 30, 2010, we recognized compensation expense of $114.7 million related to restricted stock and restricted stock units of approximately 5,062,000 and 127,000, respectively, granted as part of our 2010 year end compensation. For the twelve months ended December 31, 2009, we recognized compensation expense of $126.5 million related to restricted stock and restricted stock units of approximately 5,384,000 and 215,000, respectively, granted as part of our 2009 year end compensation.

For 2011, we offered our employees the option to receive the stock portion of their year-end compensation in the form of either shares or cash, with the cash amount being equal to 75% of the grant-date amount of the stock that an employee would otherwise receive. The election resulted in a decrease to share-based compensation expense of approximately $23.3 million, as certain employees elected to receive reduced cash awards lieu of the full grant-date amount of the shares. This offset increased cash compensation expense by approximately $17.5 million. The net effect of this election on total compensation and benefits expense was a reduction of approximately $5.8 million. While these cash awards were fully expensed in 2011, they will legally vest in future periods.

In addition to year end compensation awards, we grant restricted stock and restricted stock units to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and restricted stock units are granted to certain senior executives with both performance and service conditions. We amortize these awards granted to senior executives over the service period as we have determined it is probable that the performance condition will be achieved.

The total compensation cost associated with restricted stock and restricted stock units amounted to $134.1 million, $149.8 million and $125.1 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Total compensation cost includes year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

JEF - 68

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table details the activity of restricted stock (amounts in thousands, except per share data):

	Twelve Months Ended November 30, 2011	Weighted Average Grant Date Fair Value
Restricted stock
Balance, beginning of period	4,918	$22.82
Grants(1)	12,222	$13.75
Forfeited	(92)	$23.30
Fulfillment of service requirement(1)	(8,016)	$13.23

Balance, end of period(2)	9,032	$19.05

(1)
Includes approximately 6.8 million shares of restricted stock granted with no future service requirements during the twelve months ended November 30, 2011. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $11.60.

(2)	Represents restricted stock with a future service requirement.

The following table details the activity of restricted stock units (amounts in thousands, except per share data):

	Twelve Months Ended November 30, 2011		Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Restricted stock units
Balance, beginning of period	3,998	24,730	$24.04	$14.74
Grants	1,377	480 (1)	$20.97	$18.40
Distribution of underlying shares	—	(6,315)	$—	$17.00
Forfeited	(15)	(293)	$16.54	$19.07
Fulfillment of service requirement	(392)	392	$20.04	$20.04

Balance, end of period	4,968	18,994	$23.53	$14.12

(1)
Includes approximately 441,000 dividend equivalents declared on restricted stock units during the twelve months ended November 30, 2011. The weighted average grant date fair value of these dividend equivalents was approximately $18.42.

The aggregate fair value of restricted stock and restricted stock units granted with a service requirement that vested during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 was $32.7 million and $11.4 million, respectively. There were no restricted stock and restricted stock units granted with a service requirement that vested during 2009. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $79.7 million, $120.2 million and $137.0 million during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

JEF - 69

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Options

The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the twelve months ended November 30, 2011 is presented below (amounts in thousands, except per share data):

	Twelve Months Ended November 30, 2011
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	26	$9.89
Exercised	(12)	$8.03

Outstanding at end of period	14	$11.44

Options exercisable at end of period	14	$11.44

The total intrinsic value of stock options exercised during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 was $161,000, $449,000 and $94,000, respectively. Cash received from the exercise of stock options during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 totaled $95,000, $108,000 and $69,000, respectively. We did not realize a tax benefit related to stock options exercised during the twelve months ended November 30, 2011, and expect to realize a tax benefit of $61,000 related to these exercises during the first quarter 2012. During the twelve months ended November 30, 2011, we realized a tax benefit of $169,000 related to stock option exercises that occurred during the eleven months ended November 30, 2010 (see above for discussion on the timing of certain deductions as a result of our change in year-end). There was no tax benefit related to stock option exercises realized during the eleven months ended November 30, 2010. The tax benefit realized during the twelve months ended December 31, 2009 related stock options exercised was $38,000.

The table below provides additional information related to stock options outstanding at November 30, 2011:

November 30, 2011	Outstanding, Net of Expected Forfeitures	Options Exercisable
	Dollars and shares in thousands, except per share data
Number of options	14	14
Weighted-average exercise price	11.44	11.44
Aggregate intrinsic value	0	0
Weighted-average remaining contractual term, in years	0.86	0.86

At November 30, 2011, we do not expect to recognize a tax benefits in equity upon exercise of vested options.

Directors’ Plan.     We have a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each nonemployee director of $100,000 of restricted stock or deferred shares (which are similar to restricted stock units). These grants are made automatically on the date directors are elected or reelected at our annual shareholders’ meeting. These grants vest three years after the date of grant and are expensed over the requisite service period.

JEF - 70

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statement of Earnings, was $1.6 million, $1.2 million and $1.0 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

Employee Stock Purchase Plan.     We also have an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. All regular full time employees and employees who work part time over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary, are made via payroll deduction and are used to purchase our common stock. The stock price used is 95% of the closing price of our common stock on the last day of the applicable session (monthly).

Deferred Compensation Plan.     We also have a Deferred Compensation Plan, which was established in 2001. In 2011, 2010 and 2009, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $0.3 million, $0.1 million and $0.6 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. As of November 30, 2011, there were approximately 2,417,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan .    We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009.

Profit Sharing Plan .    We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $6.0 million, $5.0 million and $4.5 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

Deferred Cash Awards.     We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years. We amortize these awards to compensation expense over the relevant service period. At November 30, 2011 and November 30, 2010, the remaining unamortized amount of these awards was $211.4 million and $104.1 million, respectively. In addition, as part of 2011 year end compensation, deferred cash awards were granted that will be disbursed and amortized subsequent to November 30, 2011.

JEF - 71

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 18.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands, except per share amounts):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Earnings for basic earnings per common share:
Net earnings	$286,368	$240,267	$311,819
Net earnings to noncontrolling interests	1,750	16,601	36,537

Net earnings to common shareholders	284,618	223,666	275,282
Less: Allocation of earnings to participating securities(1)	13,822	8,069	2,272

Net earnings available to common shareholders	$270,796	$215,597	$273,010

Earnings for diluted earnings per common share:
Net earnings	$286,368	$240,267	$311,819
Net earnings to noncontrolling interests	1,750	16,601	36,537

Net earnings to common shareholders	284,618	223,666	275,282
Add: Convertible preferred stock dividends	4,063	3,724	4,063
Less: Allocation of earnings to participating securities(1)	13,823	8,084	2,260

Net earnings available to common shareholders	$274,858	$219,306	$277,085

Shares:
Average common shares used in basic computation	211,056	196,393	200,446
Stock options	7	13	21
Mandatorily redeemable convertible preferred stock	4,108	4,105	4,105
Convertible debt	—	—	—

Average common shares used in diluted computation	215,171	200,511	204,572

Earnings per common share:
Basic	$1.28	$1.10	$1.36
Diluted	$1.28	$1.09	$1.35

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 10,667,000, 7,285,000 and 1,668,000 for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Dividends declared on participating securities during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 amounted to approximately $3.4 million and $2.3 million, respectively. No dividends were declared during 2009. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

JEF - 72

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 13, Long-Term Debt, and the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	$0.075	$0.075	$0.075	$0.075
2010	$0.075	$0.075	$0.075	$0.075

On December 19, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on February 15, 2012 to stockholders of record as of January 17, 2012.

Note 19.	Income Taxes

Total income taxes for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 were allocated as follows (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Income tax expense	$132,966	$156,404	$195,928
Stockholders’ equity, for compensation expense for tax purposes (in excess of)/ less than amounts recognized for financial reporting purposes	(32,200)	(2,965)	14,606

	$100,766	$153,439	$210,534

Income tax expense (benefit) for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 consists of the following (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Current:
Federal	$65,702	$123,352	$128,506
State and local	28,644	36,379	34,191
Foreign	8,443	(7,716)	23,084

	102,789	152,015	185,781

Deferred:
Federal	7,637	(15,275)	17,032
State and local	(694)	388	8,018
Foreign	23,234	19,276	(14,903)

	30,177	4,389	10,147

	$132,966	$156,404	$195,928

JEF - 73

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Income taxes differed from the amounts computed by applying the Federal statutory income tax rate of 35% for 2011, 2010 and 2009 as a result of the following (in thousands):

	Twelve Months Ended November 30, 2011		Eleven Months Ended November 30, 2010		Twelve Months Ended December 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$146,767	35.0%	$138,835	35.0%	$177,711	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	18,168	4.3	23,899	6.0	27,436	5.4
Bargain purchase gain on the acquisition of the Global Commodities Group	(18,363)	(4.4)	—	—	—	—
Noncontrolling interest, not subject to tax	(613)	(0.1)	(5,810)	(1.5)	(12,788)	(2.5)
Foreign income	(11,736)	(2.8)	525	0.1	388	0.1
Other, net	(1,257)	(0.3)	(1,045)	(0.2)	3,181	0.6

Total income taxes	$132,966	31.7%	$156,404	39.4%	$195,928	38.6%

The following table presents a reconciliation of gross unrecognized tax benefits for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Balance at beginning of period	$52,852	$24,153	$13,485
Increases based on tax positions related to the current period	14,159	22,198	10,769
Increases based on tax positions related to prior periods	14,696	6,753	1,136
Decreases based on tax positions related to prior periods	(1,808)	(252)	—
Decreases related to settlements with taxing authorities	(120)	—	(969)
Decreases related to a lapse of applicable statute of limitations	—	—	(268)

Balance at end of period	$79,779	$52,852	$24,153

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $52.3 million, $34.3 million and $15.7 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Interest related to income tax liabilities is recognized in Interest expense. Penalties, if any, are recognized in Other expenses. Net, interest expense related to income tax liabilities was $4.4 million, $2.0 million, and $0.7 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. In addition to the liability for unrecognized tax benefits, we had interest accrued of approximately $10.8 million, $6.4 million and $4.4 million for the twelve months ended November 30, 2011,

JEF - 74

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, various tax examinations will be concluded and statutes of limitation will expire. These events could have the combined effect of reducing the November 30, 2011 balance of unrecognized tax benefits by $22.5 million, whether resolution results in payment or recognition. It is also reasonably possible that the balance of unrecognized tax benefits could increase significantly during the next twelve months for tax positions related to that period.

We are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2008
California	2004
Connecticut	2000
Massachusetts	2006
New Jersey	2007
New York State	2001
New York City	2003

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2011 and 2010 are presented below (in thousands):

	November 30,
	2011	2010
Deferred tax assets:
Compensation	$390,831	$386,702
Net operating loss	12,384	19,074
Other	31,732	34,707

Sub-total	434,947	440,483
Valuation allowance	(11,950)	(8,326)

Total deferred tax assets	422,997	432,157

Deferred tax liabilities:
Long-term debt	31,727	30,889
Amortization of intangibles	52,623	45,663
Other	27,575	16,759

Total deferred tax liabilities	111,925	93,311

Net deferred tax asset, included in other assets	$311,072	$338,846

JEF - 75

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A valuation allowance of $12.0 million and $8.3 million was recorded at November 30, 2011 and 2010, respectively, and represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowances increased by approximately $3.7 million for the twelve months ended November 30, 2011. We believe that the realization of the net deferred tax asset of $311.0 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2011, we had loss carryforwards in Japan and the United Kingdom of approximately $23.1 million. The Japanese losses begin to expire in the year 2013 while the United Kingdom losses have an unlimited carryforward period. The deferred tax assets related to these losses have been fully offset by a valuation allowance.

There is a current tax receivable (net) of $68.9 million and a current tax payable of $25.5 million at November 30, 2011 and 2010, respectively.

At November 30, 2011, we had approximately $85.3 million of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded because these earnings are permanently invested abroad. It is not practicable to determine the amount of U.S. income tax that would be due if all foreign earnings were repatriated.

Note 20.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2011 (in millions):

	Expected Maturity Date
	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Maximum Payout
Equity commitments	$0.7	$1.3	$8.4	$—	$585.1	$595.5
Loan commitments	44.7	76.7	418.3	19.9	42.8	602.4
Mortgage-related commitments	437.6	—	990.2	—	—	1,427.8
Forward starting repos	424.3	—	—	—	—	424.3

	$907.3	$78.0	$1,416.9	$19.9	$627.9	$3,050.0

JEF - 76

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below presents our credit exposure from our lending commitments, including funded amounts, summarized by period of expiration as of November 30, 2011. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure(1)	Corporate Lending Exposure at Fair Value(2)	Corporate Lending Commitments (3)
A	$10.0	$—	$20.0	$30.0	$0.5	$29.5
BBB	15.0	42.2	—	57.2	3.8	53.4
Non-investment grade	32.6	69.6	40.0	142.2	27.4	114.8
Unrated	—	638.6	—	638.6	233.9	404.7

Total	$57.6	$750.4	$60.0	$868.0	$265.6	$602.4

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)
The corporate lending exposure carried at fair value includes $265.6 million of funded loans included in Financial instruments owned — Loans and a $4.8 million credit related to lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of November 30, 2011.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.     On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form JFIN. At November 30, 2010, the total committed equity capital of JFIN was $500.0 million, to be funded equally by each partner. On March 1, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250.0 million to be committed by each partner. As of November 30, 2011, we have funded $107.5 million of our aggregate $500.0 million commitment leaving $392.5 million unfunded.

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation to form LoanCore, a commercial real estate finance company with $600.0 million in initial equity commitments. As of November 30, 2011, we have funded $168.4 million of our $291.0 million equity commitment in LoanCore.

At November 30, 2011, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners V L.P., Jefferies Capital Partners IV L.P. and the USA Fund. As of November 30, 2011, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC.

We have committed to invest in aggregate up to $85.0 million in Jefferies Capital Partners V L.P. and its related parallel funds (collectively, “Fund V”). Fund V is a private equity fund managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010, we entered into a Subscription Agreement and agreed to commit up to $75.0 million in the USA Fund, a parallel fund within Fund V. As of November 30, 2011, we have funded approximately $17.9 million of our commitment to the USA Fund.

JEF - 77

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

On August 12, 2010, we entered into a Subscription Agreement and agreed to commit up to $10.0 million in Fund V. As of November 30, 2011, we have funded $2.4 million of this commitment.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P.. As of November 30, 2011, we have funded approximately $41.4 million of this commitment. We have also committed to invest up to $3.1 million in JCP IV LLC, the General Partner, of Jefferies Capital Partners IV L.P. As of November 30, 2011, we have funded approximately $2.1 million of this commitment.

As of November 30, 2011, we had other equity commitments to invest up to $5.0 million in various other investments.

Loan Commitments.     From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of November 30, 2011, we had $247.8 million of loan commitments outstanding to clients. The fair value of loan commitments recorded as derivatives in the Consolidated Statement of Financial Condition was a liability of $4.8 million at November 30, 2011.

On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with JFIN, to be funded equally, to support loan underwritings by JFIN. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of November 30, 2011, we have funded $155.0 million of the aggregate principal balance and $345.0 million of our commitment remained unfunded.

We entered into a credit agreement with Jefferies Employee Partners IV, LLC, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $54.0 million. As of November 30, 2011, we funded approximately $44.3 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $9.7 million of our commitment remained unfunded.

The unfunded loan commitments to JFIN and Jefferies Employee Partners IV, LLC of $354.7 million are unrated and are included in the total unrated lending commitments of $404.7 million presented in the table above.

Mortgage-Related Commitments.     We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $77.1 million at November 30, 2011.

Forward Starting Repos.     We enter into commitments to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government, agency and municipal securities.

JEF - 78

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Leases.     As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases. At November 30, 2011, future minimum aggregate lease payments for all noncancelable operating leases for fiscal years ended November 30, 2012 through 2016 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Gross	Sub-Leases	Net
2012	$60,330	$6,118	$54,212
2013	57,009	5,437	51,572
2014	48,849	4,988	43,861
2015	27,887	2,372	25,515
2016	24,413	2,221	22,192
Thereafter	94,459	300	94,159

Total	$312,947	$21,436	$291,511

Rental expense, net of subleases, amounted to $44.3 million, $36.2 million and $44.6 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and the twelve months ended December 31, 2009, respectively.

Guarantees

Derivative Contracts.      Our dealer activities cause us to make markets and trade in a variety of derivative instruments. Certain derivative contracts that we have entered into meet the accounting definition of a guarantee under U.S. GAAP, including credit default swaps and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of our maximum potential payout under these contracts.

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2011 (in millions).

	Expected Maturity Date
Guarantee Type	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Notional/ Maximum Payout
Derivative contracts — non-credit related	$32,826.7	$1,154.7	$47,140.2	$—	$—	$81,121.6
Derivative contracts — credit related	—	—	5.0	270.3	40.0	315.3

Total derivative contracts	$32,826.7	$1,154.7	$47,145.2	$270.3	$40.0	$81,436.9

At November 30, 2011 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$20.0	$10.0	$235.0	$10.0	$40.3	$315.3

JEF - 79

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2011, the fair value of derivative contracts meeting the definition of a guarantee is approximately $128.2 million.

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

Note 21.	Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by Rule 15c3-1. Jefferies Bache Securities, LLC (formerly Prudential Bache Securities LLC) merged with Jefferies and withdrew its registration with the SEC during the twelve months ended November 30, 2011. Jefferies and Jefferies Bache, LLC are also registered as Futures Commission Merchants and subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of November 30, 2011, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$931,336	$883,528
Jefferies Execution	$16,226	$15,976
Jefferies High Yield Trading	$519,967	$519,717

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$264,392	$112,350

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies

JEF - 80

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Bache Limited (formerly Bache Commodities Limited) which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 22.	Segment Reporting

We operate in two principal segments — Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment and reporting unit that provides the sales, trading and origination support for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

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

Our net revenues and expenses by segment are summarized below for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in millions):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Capital Markets:
Net revenues	$2,502.6	$2,175.5	$2,127.4
Expenses	$2,095.0	$1,751.4	$1,587.5
Asset Management:
Net revenues	$46.2	$16.8	$35.9
Expenses	$30.9	$29.3	$30.8
Total:
Net revenues	$2,548.8	$2,192.3	$2,163.3
Expenses	$2,125.9	$1,780.7	$1,618.3

JEF - 81

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Our total assets by segment are summarized below as of November 30, 2011 and 2010 and December 31, 2009 (in millions):

	November 30, 2011	November 30, 2010	December 31, 2009
Segment Assets:
Capital Markets	$34,946.1	$36,510.5	$27,947.3
Asset Management	25.4	216.0	173.7

Total assets	$34,971.4	$36,726.5	$28,121.0

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. The following table presents Net revenues by geographic region for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Americas(1)	$2,027,887	$1,882,764	$1,895,479
Europe(2)	494,917	300,405	266,440
Asia (including Middle East)	26,009	9,081	1,342

Net revenues	$2,548,813	$2,192,250	$2,163,261

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 23.	Related Party Transactions

Jefferies Capital Partners Related Funds .     We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“JCP Related Funds”). At November 30, 2011 and 2010, loans to and/ or equity investments in JCP Related Funds were $128.1 million and $104.2 million, respectively. Interest income earned on loans to JCP related funds was $3.1 million and $4.8 million for the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010, respectively. Other income and investment income related to net gains and losses on our investment in JCP Related Funds was $9.2 million gain and $0.3 million loss for the twelve months ended November 30, 2011 and eleven months ended November 30, 2011, respectively. For further information regarding our commitments and funded amounts to JCP Related Funds see Note 20, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC.     At November 30, 2011, we have commitments to purchase $272.7 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

JEF - 82

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Officers, Directors and Employees.     At November 30, 2011 and November 30, 2010, we had $59.2 million and $76.5 million, respectively, of loans outstanding to certain of our employees that are included in Other assets on the Consolidated Statements of Financial Condition. At November 30, 2011 and 2010, receivables from officers and directors included within Customer receivables was $0.0 and $9.1 million, respectively, which represents standard margin loan balances arising from individual security transactions. Historically, employees, officers and directors could maintain brokerage accounts with us and such accounts were subject to the same terms and conditions as customer transactions. During 2011, these accounts were transferred to a third-party broker and we no longer maintain brokerage accounts for our employees, officers or directors.

During the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $7,198,000 and $17,000, respectively. These revenues are recorded in Commission income on the Consolidated statements of earnings. During the twelve months ended November 30, 2011, we distributed to Leucadia approximately $9.0 million related to earnings associated with their investment in our high yield joint venture.

For information on transactions with our equity method investees, see Note 10, Equity Method Investments.

Note 24.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010 (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011
Total revenues	$966,676	$970,117	$794,104	$798,740
Net revenues	758,382	727,165	509,282	533,983
Earnings before income taxes	162,931	130,484	55,238	70,680
Earnings to common shareholders	87,341	80,616	68,275	48,386
Earnings per common share:
Basic	$0.42	$0.36	$0.30	$0.21

Diluted	$0.42	$0.36	$0.30	$0.21

	Three Months Ended
	March 31, 2010(1)(2)	May 31, 2010(1)(2)	August 31, 2010(2)	November 30, 2010
Total revenues	$725,368	$832,040	$693,030	$851,913
Net revenues	580,055	667,536	517,269	679,812
Earnings before income taxes	122,456	143,680	76,498	123,578
Earnings to common shareholders	72,144	83,826	44,754	62,717
Earnings per common share:
Basic	$0.35	$0.41	$0.22	$0.31

Diluted	$0.35	$0.41	$0.22	$0.31

(1)	The three months ended March 31, 2010 and May 31, 2010 both include the Total revenues and earnings for the month ended March 31, 2010.

JEF - 83

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(2)
As reported in Transition Report on Form 10-K for the eleven months ended November 30, 2010, adjustments were made to amounts presented for the quarters of 2010 and 2009 relating to differences between our records and the final statement of our clearing bank involving a portion of our fixed income business that we are now self-clearing. The fourth quarter of 2010 includes $13.8 million relating to a difference between our records and the final statement of our clearing bank the cause and period of origin remained unidentified; the amount was written off as a reduction in Principal revenue in the fourth quarter of 2010. The adjustments to Net earnings, on an after tax basis, to that previously reported for the quarters in 2010 are set forth below:

	Three Months Ended
Increase (decrease) in Net earnings to common shareholders	March 31, 2010	May 31, 2010	August 31, 2010
	(in thousands)
Previously reported Net earnings to common shareholders	$74,066	$84,832	$46,256
Differences with clearing bank	(1,288)	(766)	(1,738)
Other items(1)	(634)	(240)	236

Total adjustments	(1,922)	(1,006)	(1,502)

Adjusted Net earnings to common shareholders	$72,144	$83,826	$44,754

(1)	Other items — Includes the effect of certain other immaterial adjustments.

JEF - 84