Form 10-Q
period 2012-03-31
LEUCADIA NATIONAL CORP
filed 2012-05-04
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
YES          ____                        NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at April 26, 2012: 244,582,588.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$205,291	$168,490
Investments	125,480	150,135
Trade, notes and other receivables, net	332,170	369,123
Inventory	355,736	354,578
Current deferred tax asset	44,046	144,281
Prepaids and other current assets	62,707	66,872
Total current assets	1,125,430	1,253,479
Non-current investments ($416,771 and $432,768 collateralizing repurchase
agreements)	1,759,427	2,226,875
Intangible assets, net and goodwill	865,864	876,589
Deferred tax asset, net	1,411,758	1,440,605
Other assets	404,144	420,157
Property, equipment and leasehold improvements, net	1,043,313	1,053,689
Investments in associated companies ($1,566,553 and $1,198,029 measured
using fair value option)	2,376,701	1,991,795

Total	$8,986,637	$9,263,189

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$315,333	$386,544
Other current liabilities	44,116	42,976
Securities sold under agreements to repurchase	403,461	417,479
Debt due within one year	39,257	30,133
Total current liabilities	802,167	877,132
Other non-current liabilities	96,378	96,316
Long-term debt	1,425,187	1,875,571
Total liabilities	2,323,732	2,849,019

Commitments and contingencies

Redeemable noncontrolling interests in subsidiary	232,709	235,909

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 244,582,588 shares issued and outstanding,
after deducting 47,006,711 shares held in treasury	244,583	244,583
Additional paid-in capital	1,573,932	1,570,684
Accumulated other comprehensive income	671,579	912,421
Retained earnings	3,937,585	3,446,708
Total Leucadia National Corporation shareholders’ equity	6,427,679	6,174,396
Noncontrolling interest	2,517	3,865
Total equity	6,430,196	6,178,261

Total	$8,986,637	$9,263,189

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	2012	2011

Revenues and Other Income:
Beef processing services	$1,790,555	$–
Manufacturing	61,710	63,765
Oil and gas drilling services	37,322	30,872
Gaming entertainment	32,069	30,776
Investment and other income	77,696	156,318
Net securities gains	424,936	2,303
	2,424,288	284,034
Expenses:
Cost of sales:
Beef processing services	1,772,219	–
Manufacturing	50,943	54,253
Direct operating expenses:
Oil and gas drilling services	29,183	21,271
Gaming entertainment	22,390	21,469
Interest	28,868	28,977
Salaries and incentive compensation	46,490	16,236
Depreciation and amortization	39,496	17,762
Selling, general and other expenses	76,254	44,536
	2,065,843	204,504
Income from continuing operations before income taxes and
income (losses) related to associated companies	358,445	79,530
Income taxes	133,517	39,053
Income from continuing operations before income (losses)
related to associated companies	224,928	40,477
Income (losses) related to associated companies, net of income tax
provision (benefit) of $139,369 and $(16,124)	262,539	(28,048)
Income from continuing operations	487,467	12,429
Loss from discontinued operations, net of income tax provision
(benefit) of $(129) and $(863)	(232)	(1,722)
Gain on disposal of discontinued operations, net of income tax
provision of $0 and $0	–	79
Net income	487,235	10,786
Net (income) attributable to the noncontrolling interest	(202)	(279)
Net loss attributable to the redeemable noncontrolling interest	3,844	–
Net income attributable to Leucadia National Corporation
common shareholders	$490,877	$10,507

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the three months ended March 31, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	2012	2011

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$2.01	$.05
Loss from discontinued operations	–	(.01)
Gain on disposal of discontinued operations	–	–
Net income	$2.01	$.04

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.97	$.05
Loss from discontinued operations	–	(.01)
Gain on disposal of discontinued operations	–	–
Net income	$1.97	$.04

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$491,109	$12,150
Loss from discontinued operations, net of taxes	(232)	(1,722)
Gain on disposal of discontinued operations, net of taxes	–	79
Net income	$490,877	$10,507

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net income	$487,235	$10,786
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during
the period, net of income tax provision (benefit) of $(9,201) and $(37,592)	(16,571)	(67,707)
Less: reclassification adjustment for net (gains) losses included in net income,
net of income tax provision (benefit) of $123,791 and $(773)	(222,964)	1,391
Net change in unrealized holding gains (losses) on investments,
net of income tax provision (benefit) of $(132,992) and $(36,819)	(239,535)	(66,316)

Net unrealized foreign exchange gains (losses) arising during the period,
net of income tax provision (benefit) of $(1,070) and $698	(1,927)	1,258
Less: reclassification adjustment for foreign exchange gains (losses)
included in net income, net of income tax provision (benefit) of $0 and $0	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $(1,070) and $698	(1,927)	1,258

Net unrealized gains (losses) on derivatives arising during the period,
net of income tax provision (benefit) of $(89) and $0	(160)	–
Less: reclassification adjustment for derivative gains (losses)
included in net income, net of income tax provision (benefit) of $0 and $0	–	–
Net change in unrealized derivative gains (losses), net of income tax
provision (benefit) of $(89) and $0	(160)	–

Net pension and postretirement gain (loss) arising during the period,
net of income tax provision (benefit) of $0 and $0	–	–
Less: amortization of actuarial net loss included in net periodic
pension cost, net of income tax provision (benefit) of $433 and $(1)	780	–
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $433 and $(1)	780	–

Other comprehensive (loss), net of income taxes	(240,842)	(65,058)

Comprehensive income (loss)	246,393	(54,272)

Comprehensive (income) attributable to the noncontrolling interest	(202)	(279)

Comprehensive loss attributable to the redeemable noncontrolling interest	3,844	–

Comprehensive income (loss) attributable to Leucadia National Corporation
common shareholders	$250,035	$(54,551)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net cash flows from operating activities:
Net income	$487,235	$10,786
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	263,133	18,072
Depreciation and amortization of property, equipment and leasehold improvements	26,247	16,735
Other amortization	23,894	7,052
Share-based compensation	3,892	1,024
Excess tax benefit from exercise of stock options	–	(15)
Provision for doubtful accounts	2,484	233
Net securities gains	(424,936)	(2,303)
(Income) losses related to associated companies	(401,908)	44,172
Distributions from associated companies	10,660	13,150
Net (gains) related to real estate, property and equipment, and other assets	(4,352)	(85,699)
Income related to Fortescue’s Pilbara project, net of proceeds received	62,812	43,587
Gain on disposal of discontinued operations	–	(79)
Change in estimated litigation reserve	–	(2,241)
Net change in:
Trade, notes and other receivables	(28,591)	(13,363)
Inventory	(1,432)	(2,514)
Prepaids and other assets	4,574	522
Trade payables and expense accruals	(71,947)	(55,936)
Other liabilities	11,092	(4,382)
Income taxes payable	(5,128)	(8,201)
Other	(416)	1,625
Net cash used for operating activities	(42,687)	(17,775)

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(18,575)	(4,052)
Acquisitions of and capital expenditures for real estate investments	(1,248)	(4,452)
Proceeds from disposals of real estate, property and equipment, and other assets	1,979	15,811
Net change in restricted cash	4,676	(187)
Proceeds from (payments related to) disposal of discontinued operations, net of
expenses and cash of operations sold	(384)	951
Advances on notes and other receivables	(451)	(2,366)
Collections on notes, loans and other receivables	6,068	4,957
Investments in associated companies	(498)	(890)
Capital distributions and loan repayment from associated companies	8,886	4,858
Purchases of investments (other than short-term)	(558,688)	(395,591)
Proceeds from maturities of investments	75,162	145,151
Proceeds from sales of investments	1,022,731	54,223
Other	–	2,066
Net cash provided by (used for) investing activities	539,658	(179,521)

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the three months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$70,433	$145,066
Reduction of debt	(525,940)	(73,156)
Issuance of common shares	–	1,340
Excess tax benefit from exercise of stock options	–	15
Other	(4,663)	(3,377)
Net cash provided by (used for) financing activities	(460,170)	69,888
Net increase (decrease) in cash and cash equivalents	36,801	(127,408)
Cash and cash equivalents at January 1,	168,490	441,340
Cash and cash equivalents at March 31,	$205,291	$313,932

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$56,466	$55,472
Income tax payments, net	$14,941	$12,214

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2012 and 2011
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income	Earnings	Subtotal	Interest	Total

Balance, January 1, 2011	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381
Net income				10,507	10,507	279	10,786
Other comprehensive loss, net of taxes			(65,058)		(65,058)		(65,058)
Contributions from noncontrolling interests						190	190
Distributions to noncontrolling interests						(3,567)	(3,567)
Change in interest in consolidated subsidiary		(1,912)			(1,912)	1,912	–
Share-based compensation expense		1,024			1,024		1,024
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	48	1,307			1,355		1,355

Balance, March 31, 2011	$244,379	$1,542,860	$1,622,305	$3,493,130	$6,902,674	$5,437	$6,908,111

Balance, January 1, 2012	$244,583	$1,570,684	$912,421	$3,446,708	$6,174,396	$3,865	$6,178,261
Net income				490,877	490,877	202	491,079
Other comprehensive loss, net of taxes			(240,842)		(240,842)		(240,842)
Contributions from noncontrolling interests						26	26
Distributions to noncontrolling interests						(1,576)	(1,576)
Change in fair value of redeemable
noncontrolling interests		(644)			(644)		(644)
Share-based compensation expense		3,892			3,892		3,892

Balance, March 31, 2012	$244,583	$1,573,932	$671,579	$3,937,585	$6,427,679	$2,517	$6,430,196

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2011 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2011 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Effective January 1, 2012, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance with respect to the improvement of the comparability of fair value measurements presented and disclosed in financial statements issued in accordance with GAAP and International Financial Reporting Standards.  The amendment includes requirements for measuring fair value and for disclosing information about fair value measurements, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted new FASB guidance on the presentation of comprehensive income.  This amendment eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity; instead, it requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment was applied retrospectively.  Adoption of this amendment changed the presentation of the Company’s consolidated financial statements but did not have any impact on its consolidated financial position, results of operations or cash flows.

Effective January 1, 2012, the Company adopted new FASB guidance with respect to the simplification of how entities test for goodwill impairment. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance did not have a significant impact on the Company’s consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2012 presentation.

2.	Acquisitions

As more fully discussed in the 2011 10-K, the Company acquired a controlling interest in National Beef Packing Company, LLC (“National Beef”) in December 2011.  Unaudited pro forma operating results for the Company for the three month period ended March 31, 2011, assuming the acquisition had occurred as of January 1, 2010 are as follows (in thousands, except per share amounts):

Revenues and other income	$1,936,880
Net income attributable to Leucadia National Corporation
common shareholders	$36,202
Basic earnings per common share attributable to Leucadia National
Corporation common shareholders	$.15
Diluted earnings per common share attributable to Leucadia National
Corporation common shareholders	$.15

Pro forma adjustments principally reflect an increase to depreciation and amortization expenses related to the fair value of property and equipment and amortizable intangible assets.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2010.

3.	Segment Information

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  Associated companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes.  Certain information concerning the Company’s segments for the three month periods ended March 31, 2012 and 2011 is presented in the following table (in thousands).

	2012	2011
Revenues and other income:
Beef Processing Services	$1,791,979	$–
Manufacturing:
Idaho Timber	41,129	40,240
Conwed Plastics	20,598	23,569
Oil and Gas Drilling Services	39,027	32,084
Gaming Entertainment	32,073	30,782
Domestic Real Estate	3,421	85,383
Medical Product Development	74	91
Other Operations	18,965	16,107
Corporate	477,022	55,778
Total consolidated revenues and other income	$2,424,288	$284,034

Income (loss) from continuing operations before
income taxes:
Beef Processing Services	$(17,597)	$–
Manufacturing:
Idaho Timber	2,368	16
Conwed Plastics	2,447	3,290
Oil and Gas Drilling Services	2,053	3,571
Gaming Entertainment	4,263	5,796
Domestic Real Estate	(1,109)	81,317
Medical Product Development	(10,053)	(3,994)
Other Operations	(2,101)	(6,571)
Income (losses) related to associated companies	401,908	(44,172)
Corporate	378,174	(3,895)
Total consolidated income from continuing
operations before income taxes	$760,353	$35,358

Depreciation and amortization expenses:
Beef Processing Services	$20,308	$–
Manufacturing:
Idaho Timber	1,328	1,321
Conwed Plastics	1,335	1,796
Oil and Gas Drilling Services	5,203	5,293
Gaming Entertainment	4,245	4,244
Domestic Real Estate	875	903
Medical Product Development	210	209
Other Operations	2,792	1,928
Corporate	5,982	4,851
Total consolidated depreciation and amortization expense	$42,278	$20,545

Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.  In 2012, corporate securities gains include a gain of $417,887,000 resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue Metals Group Ltd (“Fortescue”).  In 2011, other income for the domestic real estate segment includes a gain on forgiveness of debt of $81,848,000.

Other operations includes pre-tax losses of $5,871,000 and $7,781,000 for the three month periods ended March 31, 2012 and 2011, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues associated with these activities; however, other income for the 2011 period includes $1,990,000 with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

Depreciation and amortization expenses for the manufacturing and other operations segments include amounts classified as cost of sales.

For 2012, interest expense was primarily comprised of beef processing services ($3,016,000) and corporate ($25,829,000).  For 2011, interest expense was primarily comprised of corporate; interest expense for other segments was not significant.

4.	Investments in Associated Companies

A summary of investments in associated companies at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting:
Jefferies High Yield Holdings, LLC (“JHYH”)	$332,956	$323,262
Berkadia Commercial Mortgage LLC (“Berkadia”)	206,144	193,496
Garcadia	75,318	72,303
Linkem S.p.A. (“Linkem”)	79,188	86,332
HomeFed Corporation (“HomeFed”)	47,378	47,493
Brooklyn Renaissance Plaza	32,372	31,931
Other	36,792	38,949
Total accounted for under the equity method of accounting	810,148	793,766

Investments in associated companies carried at fair value:
Jefferies Group, Inc. (“Jefferies”)	1,092,834	797,583
Mueller Industries, Inc. (“Mueller”)	473,719	400,446
Total accounted for at fair value	1,566,553	1,198,029

Total investments in associated companies	$2,376,701	$1,991,795

Income (losses) related to associated companies includes the following for the three month periods ended March 31, 2012 and 2011:

	2012	2011
	(In thousands)

Jefferies	$299,601	$(79,702)
Mueller	74,315	–
JHYH	9,694	14,928
Berkadia	11,820	14,659
Garcadia	8,094	4,295
Linkem	(4,190)	–
HomeFed	(115)	(18)
Brooklyn Renaissance Plaza	441	643
Other	2,248	1,023
Income (losses) related to associated companies
before income taxes	401,908	(44,172)
Income tax provision (benefit)	139,369	(16,124)
Income (losses) related to associated companies,
net of taxes	$262,539	$(28,048)

Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

In accordance with GAAP, the Company is allowed to choose, at specified election dates, to measure many financial instruments and certain other items at fair value (the “fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other item, the Company is required to report unrealized gains and losses on those items in earnings.  The Company’s investments Jefferies and Mueller are the only eligible items for which the fair value option was elected, commencing on the date the investments became subject to the equity method of accounting.  The Company believes accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date.  In addition, electing the fair value option eliminates the uncertainty involved with impairment considerations.  The Company’s investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons the Company did not elect the fair value option for HomeFed.

As of March 31, 2012, the Company owns 58,006,024 common shares of Jefferies representing approximately 28.2% of the outstanding common shares of Jefferies.  Jefferies, a company listed on the New York Stock Exchange (“NYSE”) (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

As of March 31, 2012, the Company owns 10,422,859 common shares of Mueller, representing approximately 27.3% of the outstanding common shares of Mueller, a company listed on the NYSE (Symbol: MLI).  Mueller is a leading manufacturer of copper, brass, plastic, and aluminum products.

As more fully discussed in the 2011 10-K, the Company has agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2,500,000,000 surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of March 31, 2012, the aggregate amount of commercial paper outstanding was $2,470,000,000.

The following tables provide summarized data with respect to significant investments in associated companies.  The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2012.  The information for Jefferies is for the three month periods ended February 29, 2012 and February 28, 2011.

	2012	2011
	(In thousands)

Jefferies:
Total revenues	$1,006,800	$966,700
Income from continuing operations before extraordinary items	77,100	87,300
Net income	77,100	87,300

JHYH:
Total revenues	$56,900	$73,000
Income from continuing operations before extraordinary items	36,400	47,800
Net income	36,400	47,800

Berkadia:
Total revenues	$95,800	$85,600
Income from continuing operations before extraordinary items	25,900	19,200
Net income	25,900	19,200

Under GAAP, JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary.  The Company owns less than half of JHYH’s capital, including its indirect interest through its investment in Jefferies and will not absorb a majority of its expected losses or receive a majority of its expected residual returns.  The Company has not provided any guarantees, nor is it contingently liable for any of JHYH’s liabilities, all of which are non-recourse to the Company.  The Company’s maximum exposure to loss as a result of its investment in JHYH is limited to the book value of its investment plus any additional capital it decides to invest.

5.	Investments

A summary of investments classified as current assets at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012		December 31, 2011
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	And Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$121,421	$121,440	$146,594	$145,977
Other investments, including accrued interest income	3,977	4,040	4,113	4,158
Total current investments	$125,398	$125,480	$150,707	$150,135

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at March 31, 2012 and December 31, 2011 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2012
Bonds and notes:
U.S. Government and agencies	$116,928	$7	$6	$116,929
All other corporates	4,160	18	–	4,178
Total fixed maturities	121,088	25	6	121,107

Other investments	333	–	–	333
Total current available for sale investments	$121,421	$25	$6	$121,440

December 31, 2011
Bonds and notes:
U.S. Government and agencies	$139,940	$13	$1	$139,952
All other corporates	5,649	70	–	5,719
Total fixed maturities	145,589	83	1	145,671

Other investments	1,005	–	699	306
Total current available for sale investments	$146,594	$83	$700	$145,977

A summary of non-current investments at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012		December 31, 2011
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	And Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale:
Fortescue	$27,100	$183,853	$115,703	$569,256
Inmet Mining Corporation (“Inmet”)	504,006	623,603	504,006	708,193
Other investments available for sale	725,145	779,063	724,664	776,444
Other investments:
Private equity funds	84,530	84,530	85,528	85,528
FMG Chichester Pty Ltd (“FMG”)
zero coupon note component	42,019	42,019	40,801	40,801
Other non-publicly traded investments	46,421	46,359	46,947	46,653
Total non-current investments	$1,429,221	$1,759,427	$1,517,649	$2,226,875

At March 31, 2012, the Company owns 30,586,000 common shares of Fortescue, a publicly traded company listed on the Australian Stock Exchange (Symbol: FMG).  As more fully discussed in the 2011 10-K, the Company’s investment in Fortescue also includes a $100,000,000 unsecured note of FMG that matures in August 2019 (the “FMG Note”).  Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  Interest is payable semi-annually within thirty days of June 30th and December 31st of each year.  The Company accounts for the FMG Note as two components: a thirteen year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment is accounted for as a loan-like instrument, with income being recognized as the note is accreted up to its face value.  The prepaid mining interest, which is being amortized to expense as the revenue is earned (using the units of production method), is classified as other current and non-current assets with an aggregate balance of $149,626,000 and $152,521,000 at March 31, 2012 and December 31, 2011, respectively.  Amounts recognized in the consolidated statements of operations related to the FMG Note are as follows (in thousands):

	March 31,	March 31,
	2012	2011

Classified as investment and other income:
Interest income on FMG Note	$45,069	$37,413
Interest accreted on zero-coupon note component	$1,218	$1,083

Amortization expense on prepaid mining interest	$2,895	$2,116

The aggregate book values of the various components of the FMG Note, net of accrued withholding taxes on interest, totaled $231,772,000 and $290,415,000 at March 31, 2012 and December 31, 2011, respectively.

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

At March 31, 2012, the Company owns 11,042,413 common shares of Inmet, representing approximately 15.9% of Inmet’s outstanding shares.  Inmet is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN).  The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.

Non-current other non-publicly traded investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at March 31, 2012 and December 31, 2011 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2012
Bonds and notes:
U.S. Government and agencies	$10,004	$–	$18	$9,986
U.S. Government-Sponsored Enterprises	585,312	14,912	48	600,176
All other corporates	81,332	637	1,041	80,928
Total fixed maturities	676,648	15,549	1,107	691,090

Equity securities:
Common stocks:
Banks, trusts and insurance companies	22,084	25,939	–	48,023
Industrial, miscellaneous and all other	557,519	289,969	82	847,406
Total equity securities	579,603	315,908	82	895,429

	$1,256,251	$331,457	$1,189	$1,586,519

December 31, 2011
Bonds and notes:
U.S. Government-Sponsored Enterprises	$609,617	$12,683	$109	$622,191
All other corporates	66,960	636	1,054	66,542
Total fixed maturities	676,577	13,319	1,163	688,733

Equity securities:
Common stocks:
Banks, trusts and insurance companies	22,084	28,887	–	50,971
Industrial, miscellaneous and all other	644,717	669,270	299	1,313,688
Total equity securities	666,801	698,157	299	1,364,659

Other investments	995	–	494	501
	$1,344,373	$711,476	$1,956	$2,053,893

The amortized cost and estimated fair value of non-current investments classified as available for sale at March 31, 2012, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$30,380	$30,611
Due after five years through ten years	–	–
Due after ten years	–	–
	30,380	30,611
Mortgage-backed and asset-backed securities	646,268	660,479
	$676,648	$691,090

At March 31, 2012, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

6.	Inventory

A summary of inventory at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011

Finished goods	$240,298	$233,542
Work in process	54,549	49,514
Raw materials, supplies and other	60,889	71,522
	$355,736	$354,578

7.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011

Intangibles:
Customer and other relationships, net of accumulated amortization of
$49,060 and $41,958	$420,979	$426,603
Trademarks and tradename, net of accumulated amortization of $5,080
and $1,527	274,485	278,024
Cattle supply contracts, net of accumulated amortization of $2,393 and $0	141,207	143,500
Licenses, net of accumulated amortization of $3,064 and $2,917	8,934	9,081
Other, net of accumulated amortization of $5,127 and $5,095	1,230	1,262
Goodwill	19,029	18,119
	$865,864	$876,589

Amortization expense on intangible assets was $13,227,000 and $1,890,000 for the three month periods ended March 31, 2012 and 2011, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2012 (for the remaining nine months) - $39,256; 2013 - $52,305; 2014 - $52,265; 2015 - $49,472; and 2016 - $47,650.

At March 31, 2012 and December 31, 2011, goodwill in the above table related to Conwed Plastics ($8,151,000), the winery operations ($1,053,000) and National Beef ($9,825,000 and $8,915,000, respectively).

8.	Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the consolidated statements of comprehensive income (loss) and consolidated statements of changes in equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income, net of taxes at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011

Net unrealized gains on investments	$758,616	$998,151
Net unrealized foreign exchange losses	(5,095)	(3,168)
Net unrealized losses on derivative instruments	(160)	–
Net minimum pension liability	(82,596)	(83,537)
Net postretirement benefit	814	975
	$671,579	$912,421

9.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three month periods ended March 31, 2012 and 2011 related to defined benefit pension plans included the following components (in thousands):

	2012	2011

Interest cost	$2,721	$2,831
Expected return on plan assets	(2,073)	(1,411)
Actuarial loss	1,463	250
Net pension expense	$2,111	$1,670

The Company contributed $745,000 to its defined benefit pension plan during the three month period ended March 31, 2012.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not significant in each of the three month periods ended March 31, 2012 and 2011.

10.	Share-Based Compensation

Salaries and incentive compensation expense included $3,892,000 and $1,024,000 for the three month periods ended March 31, 2012 and 2011, respectively, for share-based compensation expense principally relating to the Company’s senior executive warrant plan and grants previously made under the Company’s fixed stock option plan.

11.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at March 31, 2012 was $10,600,000 (including $3,700,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $300,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2007.  The Company’s New York State and New York City income tax returns are currently being audited for the 2006 to 2008 period.

For the three months ended March 31, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes also include $4,977,000 and $2,702,000 for the three month periods ended March 31, 2012 and 2011, respectively, for foreign taxes principally related to interest on the FMG Note and, in 2011, a dividend paid by Fortescue.  The provision for income taxes for 2012 also includes $4,325,000 for state income taxes.  These are the principal reasons why the Company’s effective tax rate is greater than the federal statutory rate in the 2012 and 2011 periods.

12.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three month periods ended March 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Numerator for earnings (loss) per share:
Net income attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	$490,877	$10,507
Interest on 3¾% Convertible Notes	656	–
Net income attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$491,533	$10,507

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	244,583	244,082
Stock options	35	158
Warrants	–	380
3¾% Convertible Notes	4,327	–
Denominator for diluted earnings (loss) per share	248,945	244,620

Options to purchase 1,651,500 and 872,000 weighted average common shares were outstanding during the three month periods ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 4,000,000 for the three month period ended March 31, 2012 related to outstanding warrants to purchase common shares at $33.84 per share, as the effect was antidilutive.

For the three month period ended March 31, 2011, 4,280,000 shares related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.

Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

13.	Indebtedness

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  In March 2012, pursuant to pre-existing call rights, the Company redeemed its 7 1/8% Senior Notes due 2017 and its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.  Excluding accrued interest, the Company paid an aggregate of $528,308,000 to redeem these securities, and recognized aggregate pre-tax losses of $23,972,000, which are reflected in selling, general and other expenses.

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At March 31, 2012, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.3%, mature at various dates through May 2012 and are collateralized by non-current investments.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted average life of approximately 5 years and a duration of 0.5 at March 31, 2012.

14.	Fair Value

Aggregate information concerning assets and liabilities at March 31, 2012 and December 31, 2011 that are measured at fair value using Level 1 and Level 2 inputs on a recurring basis is presented below (in thousands):

	March 31, 2012
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$116,929	$116,929	$–
All other corporates	4,178	4,178	–
Other	333	–	333
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	9,986	9,986	–
U.S. Government-Sponsored Enterprises	600,176	–	600,176
All other corporates	80,928	40,967	39,961
Equity securities:
Common stocks:
Banks, trusts and insurance companies	48,023	48,023	–
Industrial, miscellaneous and all other	847,406	847,406	–
Investments in associated companies	1,566,553	1,566,553	–
Total	$3,274,512	$2,634,042	$640,470

Commodity contracts - other current assets	$9,860	$9,860	$–

Other current liabilities:
Commodity contracts	$(13,324)	$(3,315)	$(10,009)
Other	(2,957)	(2,957)	–
Total	$(16,281)	$(6,272)	$(10,009)

	December 31, 2011
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$139,952	$139,952	$–
All other corporates	5,719	5,719	–
Other	306	–	306
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government-Sponsored Enterprises	622,191	–	622,191
All other corporates	66,542	26,703	39,839
Equity securities:
Common stocks:
Banks, trusts and insurance companies	50,971	50,971	–
Industrial, miscellaneous and all other	1,313,688	1,313,688	–
Other	501	–	501
Investments in associated companies	1,198,029	1,198,029	–
Total	$3,397,899	$2,735,062	$662,837

Commodity contracts - other current assets	$3,816	$88	$3,728

Other current liabilities:
Commodity contracts	$(2,802)	$–	$(2,802)
Other	(955)	(955)	–
Total	$(3,757)	$(955)	$(2,802)

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

Other than the redeemable noncontrolling interest, the Company did not have significant fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis at March 31, 2012 or December 31, 2011.  As more fully discussed in the 2011 10-K, the minority owners of National Beef have the right to require the Company to purchase their interests for fair value under certain specified circumstances in the future.  At December 31, 2011, the fair value of the redeemable noncontrolling interests was determined based on the amount paid by the Company for its interest.

The following table reconciles National Beef’s redeemable noncontrolling interest activity during the three months ended March 31, 2012 (in thousands):

As of January 1, 2012	$235,909
Losses allocated to redeemable noncontrolling interests	(3,844)
Distributions to redeemable noncontrolling interests	–
Increase in fair value of redeemable noncontrolling interests
charged to additional paid-in capital	644
Balance, March 31, 2012	$232,709

At acquisition, the Company prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At March 31, 2012, the Company calculated the fair value of the redeemable noncontrolling interest by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.32%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the discount and the terminal growth rates assumed by the Company and fair values under different rate assumptions as of March 31, 2012 (dollars in millions):

	Discount Rates
	12.07%	12.32%	12.57%
Terminal Growth Rates
1.75%	$237.2	$229.9	$222.9
2.00%	$240.2	$232.7	$225.5
2.25%	$243.3	$235.6	$228.3

The projection of future cash flows is updated with input from National Beef personnel and the Company’s personnel who originally prepared the projection in connection with its acquisition valuation.  The estimate is reviewed by personnel at the Company’s corporate office, and is later reviewed with the Company’s audit committee as part of the normal process for the preparation of the Company’s quarterly and annual financial statements.

At March 31, 2012 and December 31, 2011, the Company did not have significant assets and liabilities that were measured at fair value on a nonrecurring basis.

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

Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage-backed bond securitizations where the underlying assets are various individual mortgage loans, the zero-coupon component of the FMG Note and various other non-publicly traded investments.  For the investments in private equity funds and the FMG zero-coupon note, the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value.  The fair values of the Company’s other non-publicly traded investments that are principally accounted for under the cost method were assumed to be at least equal to the carrying amount.  For these non-publicly traded investments, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.

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

(e)	Redeemable noncontrolling interests: Redeemable noncontrolling interests at March 31, 2012 and at December 31, 2011 were valued as described above.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$125,480	$125,480	$150,135	$150,135
Non-current	1,759,427	1,759,427	2,226,875	2,226,875
Cash and cash equivalents	205,291	205,291	168,490	168,490
Notes receivable:
Current	1,060	1,060	1,675	1,675
Non-current	13,531	13,531	13,531	13,531
Commodity contracts	9,860	9,860	3,816	3,816

Financial Liabilities:
Indebtedness:
Current	442,718	442,718	447,612	447,612
Non-current	1,425,187	1,541,324	1,875,571	1,944,879
Securities sold not owned	2,957	2,957	955	955
Commodity contracts	13,324	13,324	2,802	2,802

Redeemable noncontrolling interests	232,709	232,709	235,909	235,909

15.   Related Party Transactions

National Beef enters into transactions with an affiliate of NBPCo Holdings, LLC (“NBPCo Holdings”) and U.S. Premium Beef, LLC (“USPB”), owners of redeemable noncontrolling interests in National Beef.  For the three month 2012 period, sales to and purchases from the affiliate of NBPCo Holdings were $45,632,000 and $10,633,000, respectively, which the Company believes are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  During the three month period ended March 31, 2012, National Beef obtained 20% of its cattle requirements through USPB.  At March 31, 2012, amounts due from and payable to these related parties were not significant.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 10-K.

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

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the three month period ended March 31, 2012, the market value of the Company’s investment in the common shares of Fortescue increased from $133,332,000 (excluding shares sold in 2012) to $183,853,000, and the market value of the Company’s investment in Inmet decreased from $708,193,000 to $623,603,000.  The market values of the Company’s investments in Jefferies and Mueller, for which the fair value option was elected, increased during the three month period ended March 31, 2012; accordingly, the Company recognized unrealized gains of $295,251,000 and $73,273,000, respectively, as a component of income (losses) related to associated companies.

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of March 31, 2012, the sum of these amounts aggregated $2,090,198,000.  However, since $682,120,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Company’s liquidity needs.  The $1,408,078,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue and Inmet common shares).  The Company’s available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet the Company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

In January 2012, the Company received $97,093,000 from FMG (net of $10,788,000 in withholding taxes) in payment of interest due on the FMG Note for the second half of 2011.  Future interest payments under the FMG Note will be dependent upon the physical volume of iron ore sold and the selling price, which can fluctuate widely, as well as the outcome of the litigation as described below.  As a result, it is not possible to predict whether interest earned in the most recent quarter will continue at the same level in future quarters.

In January 2012, the Company sold 100,000,000 common shares of Fortescue for net cash proceeds of $506,490,000, which resulted in the recognition of a net securities gain of $417,887,000.

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

The Board of Directors has authorized the Company, from time to time, to purchase its outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, depend upon prevailing market conditions, the Company’s liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  In March 2012, pursuant to pre-existing call rights, the Company redeemed its 7 1/8% Senior Notes due 2017 and its 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.  Excluding accrued interest, the Company paid an aggregate of $528,308,000 to redeem these securities, and recognized aggregate pre-tax losses of $23,972,000, which are reflected in selling, general and other expenses.

Consolidated Statements of Cash Flows

Net cash of $42,687,000 was used for operating activities in the three month 2012 period as compared to $17,775,000 of cash used for operating activities in the three month 2011 period.  The change in operating cash flows reflects interest payments received from FMG ($97,093,000, net of withholding taxes in 2012 and $72,900,000, net of withholding taxes in 2011), premiums paid to redeem debt, greater income tax payments and interest payments.  National Beef used funds of $49,883,000 during the 2012 period.  Keen generated funds of $6,048,000 and $6,686,000 during the 2012 and 2011 periods, respectively; Premier generated funds of $7,188,000 and $6,816,000 during the 2012 and 2011 periods, respectively; and the Company’s manufacturing segments generated funds of $3,103,000 during the 2012 period and used funds of $6,622,000 during the 2011 period.  Funds used by Sangart, a development stage company, increased to $9,110,000 during the 2012 period from $8,879,000 during the 2011 period.  For the period ended March 31, 2012, distributions from associated companies principally include earnings distributed by Berkadia ($5,000,000) and Garcadia ($3,660,000).  For the period ended March 31, 2011, distributions from associated companies principally include earnings distributed by Berkadia ($8,000,000) and Jefferies ($3,701,000).  Net gains related to real estate, property and equipment, and other assets in 2011 include a gain of $81,848,000 on forgiveness of debt related to the Myrtle Beach project.

Net cash of $539,658,000 was provided by investing activities in the three month 2012 period as compared to $179,521,000 of funds used in the three month 2011 period.  For the period ended March 31, 2011, proceeds from disposals of real estate, property and equipment, and other assets include $12,040,000 from the sale of certain of Keen’s rigs.  Capital distributions and loan repayment from associated companies include Mueller ($1,042,000), Jefferies ($4,350,000) and Garcadia ($1,419,000) in 2012 and Garcadia ($2,191,000) in 2011.

Net cash of $460,170,000 was used for financing activities in the three month period ended March 31, 2012 and $69,888,000 was provided by financing activities in the three month period ended March 31, 2011.  Issuance of debt for 2012 primarily reflects borrowings by National Beef under its bank credit facility and for 2011 primarily reflects the increase in repurchase agreements of $144,500,000.  Reduction of debt for 2012 includes the redemption of $423,140,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $88,204,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, and the decrease in repurchase agreements of $14,018,000.  Reduction of debt for 2011 includes $19,275,000 in full satisfaction of the Myrtle Beach project’s non-recourse indebtedness, $8,500,000 for the repayment of Keen’s line of credit and the buyback of $6,359,000 principal amount of the Company’s 8 1/8% Senior Notes due 2015 and $36,000,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017.

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

The Company’s estimate of future taxable income considers all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available net operating loss carryforwards (“NOLs”) (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, the Company will need to generate approximately $4,200,000,000 of future U.S. pre-tax income to fully realize its net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

Current economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by the Company’s operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets and property and equipment (for example, beef processing services, manufacturing, gaming entertainment, land based contract oil and gas drilling operations, real estate and certain associated company investments), impairment charges would have to be recorded.

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

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have the FMG Note, which had a balance of $42,019,000 at March 31, 2012 that meets the accounting definition of a finance receivable.  The Company exercises judgment in evaluating the credit risk and collectability of this note.  This assessment was made prior to the inception of the credit exposure and continues to be made at regular intervals.  The various factors that the Company considers in making its assessment include the current and projected financial condition of FMG, the Company’s collection experience and the length of time until the note becomes due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of March 31, 2012.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by the Company’s management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments to prior periods may be required.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At March 31, 2012, the book value of goodwill was $19,029,000.

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

Over 90% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) which are carried on the balance sheet at their estimated fair value of $600,176,000 at March 31, 2012.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair values of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $39,961,000 at March 31, 2012.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

The minority owners of National Beef have the right to require the Company to purchase their interests for fair value under certain specified circumstances in the future.  The fair values of these redeemable noncontrolling interests are considered to be Level 3 inputs.  At March 31, 2012, the fair value was primarily determined using an income valuation model to calculate the present value of expected future cash flows.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate and the terminal growth rate used to calculate the capitalization rate of the terminal value.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  As of March 31, 2012, the Company’s accrual for contingent losses was not significant.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

General

Substantially all of the Company’s operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  Poor general economic conditions have reduced the demand for products or services sold by the Company’s operating subsidiaries and/or resulted in reduced pricing for products or services.  Troubled industry sectors, like the residential real estate market, have had an adverse impact not only on the Company’s real estate segments, but have also had an adverse indirect impact on some of the Company’s other operating segments, including manufacturing and gaming entertainment.  The discussions below and in the 2011 10-K concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen and/or if the country experiences a prolonged recession, the Company believes that all of its businesses would be adversely impacted.

A summary of results of continuing operations for the Company for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Income (loss) from continuing operations
before income taxes and income (losses)
related to associated companies:
Beef Processing Services	$(17,597)	$–
Manufacturing:
Idaho Timber	2,368	16
Conwed Plastics	2,447	3,290
Oil and Gas Drilling Services	2,053	3,571
Gaming Entertainment	4,263	5,796
Domestic Real Estate	(1,109)	81,317
Medical Product Development	(10,053)	(3,994)
Other Operations	(2,101)	(6,571)
Corporate	378,174	(3,895)
Total consolidated income from continuing
operations before income taxes and income
(losses) related to associated companies	358,445	79,530

Income (losses) related to associated companies
before income taxes	401,908	(44,172)
Total consolidated income from continuing
operations before income taxes	760,353	35,358

Income taxes:
Income from continuing operations before
income (losses) related to associated companies	133,517	39,053
Associated companies	139,369	(16,124)
Total income taxes	272,886	22,929

Income from continuing operations	$487,467	$12,429

Beef Processing Services

As more fully discussed in the 2011 10-K, National Beef was acquired in December 2011.  A summary of results of operations for National Beef for the three month period ended March 31, 2012 is as follows (in thousands):

Revenues and other income	$1,791,979

Expenses:
Cost of sales	1,772,219
Interest	3,016
Salaries and incentive compensation	6,577
Depreciation and amortization	20,308
Selling, general and other expenses	7,456
1,809,576

Loss before income taxes	$(17,597)

National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products.  Because National Beef operates in a large and liquid market, it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  National Beef’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of cattle herd expansion.

The U.S. Department of Agriculture (“USDA”) regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the first quarter of 2012 was the lowest first quarter ratio during the past ten years.  Due in part to the declining U.S. cattle herd, average cattle prices have increased to record levels.  However, the increase in National Beef’s revenue per head has not kept pace with the rise in the cost for cattle, resulting in reduced margins.

During the first quarter of 2012, revenues from beef processing operations were consistent with pre-acquisition periods reflecting continued steady demand for beef products within the U.S., as well as internationally.  Cost of sales, which is principally comprised of the cost of cattle processed during the period, reflects the higher cattle prices discussed above.  Depreciation and amortization expenses include $11,312,000 of amortization expenses related to identifiable intangible assets recorded at the date of acquisition.

As part of National Beef’s operations, it is exposed to market risks from changes in certain commodity prices.  To manage these risks, National Beef may enter into forward purchase contracts for cattle and exchange traded futures and options contracts for cattle or grain.  While these instruments are intended to mitigate market risks, they are not designated and accounted for as hedges; accordingly, the gains and losses associated with changes in fair value of derivative financial instruments are recorded in net sales or cost of goods sold in the period of change.  During the first quarter of 2012, losses related to these activities reflected in revenues and cost of sales were $3,418,000 and $1,061,000, respectively.

In March 2012, consumer demand for ground beef incorporating Lean Fine Textured Beef ("LFTB") declined rapidly as the result of media reports questioning the manufacturing process for LFTB.  National Beef does not make LFTB, but has historically included LFTB in much of its ground beef products.  National Beef’s use of LFTB has declined significantly in keeping with customer requirements.  The volume of ground beef produced by the U.S. beef industry has declined along with the decline in the use of LFTB; accordingly, prices for ground beef have increased.  At this time, National Beef does not expect its reduced use of LFTB will have a significant impact on its business.

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Revenues and other income	$41,129	$40,240

Expenses:
Cost of sales	35,725	37,236
Salaries and incentive compensation	1,446	1,298
Depreciation and amortization	1,034	1,034
Selling, general and other expenses	556	656
	38,761	40,224

Income before income taxes	$2,368	$16

Idaho Timber’s revenues continue to be adversely impacted by the state of the U.S. housing market.  Although housing starts increased in the first quarter of 2012 as compared to the same period in 2011, they remain historically low.  Idaho Timber believes that the abundance of existing homes available for sale in the market and high unemployment will continue to impact housing starts and Idaho Timber’s revenues.  Until housing starts substantially increase, annual dimension lumber shipping volume may remain flat or could further decline.

Raw material costs, the largest component of cost of sales (approximately 79% of cost of sales), reflect the shipment volume, and decreased costs for the 2012 period as compared to the same period in 2011.  Raw material cost per thousand board feet decreased approximately 9% for the 2012 period, which was caused by an increased supply due to a reduction in low-grade lumber exports.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.  Idaho Timber’s spread increased approximately 31% for the three month 2012 period as compared to the same period in 2011.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Revenues and other income	$20,598	$23,569

Expenses:
Cost of sales	15,218	17,017
Salaries and incentive compensation	1,416	1,647
Depreciation and amortization	56	82
Selling, general and other expenses	1,461	1,533
	18,151	20,279

Income before income taxes	$2,447	$3,290

Conwed Plastics’ revenues decreased in the 2012 period as compared to the same period in 2011 reflecting declines in many of its markets, particularly packaging, consumer products and certain markets related to housing and construction.  The decline in the packaging market primarily reflected the sale of Conwed Plastics’ Mexican plant in 2011.  The reduction in revenues from the other markets was principally due to tighter inventory control by certain customers, competitive pressure, certain customers carrying excess inventory into the first quarter and some of its products no longer being used in certain of its customers’ products.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  Conwed Plastics’ polypropylene resin costs were lower in the 2012 period as compared to the same period in 2011.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  The decline in gross margin in the 2012 period was primarily due to changes in the product mix and lower sales volume.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Revenues and other income	$39,027	$32,084

Expenses:
Direct operating expenses	29,183	21,271
Interest	23	62
Salaries and incentive compensation	1,118	793
Depreciation and amortization	5,203	5,293
Selling, general and other expenses	1,447	1,094
	36,974	28,513

Income before income taxes	$2,053	$3,571

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and oil, levels of natural gas and oil in storage and the supply of drilling rigs available in the marketplace.  Keen’s rig utilization and dayrates increased substantially during the three month 2012 period as compared to the same period of 2011, as the negative impact of low natural gas prices was mitigated by a greater proportion of Keen’s customers using its rigs to drill for oil rather than natural gas.  Revenues and other income for the 2012 period includes $1,369,000 for a business interruption insurance recovery related to a damaged rig, and for the 2011 period a gain of $937,000 from the sale of 12 of Keen’s older mechanical rigs.  During the first quarter of 2011, these rigs generated revenues of $638,000.

Direct operating expenses for the three month 2012 period reflected $4,808,000 of greater costs incurred primarily for major maintenance and repair projects as compared to the same period in 2011.  Keen believes that as its rigs age, the cost to maintain and repair its equipment will increase.  Direct operating expenses also reflected $1,877,000 of greater salaries and bonuses in the 2012 period as compared to the same period in 2011, principally due to wage increases enacted in the second quarter of 2011 and higher headcount due to a greater number of rigs in operation.

Gaming Entertainment

A summary of results of operations for Premier for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Revenues and other income	$32,073	$30,782

Expenses:
Direct operating expenses	22,390	21,469
Interest	–	23
Salaries and incentive compensation	682	634
Depreciation and amortization	4,245	4,244
Selling, general and other expenses	493	(1,384)
	27,810	24,986

Income before income taxes	$4,263	$5,796

Premier’s gaming revenues increased approximately 4% for the three month 2012 period as compared to the same period in 2011 principally due to higher slot machine revenue, which Premier believes primarily resulted from increased marketing activities.  Gaming revenues for the entire Biloxi market was largely unchanged for the 2012 period as compared to the same period in the prior year.

The increase in direct operating expenses in the three month 2012 period as compared to the 2011 period primarily reflects greater marketing and promotional costs and employee benefits costs.

As more fully described in the 2011 10-K, during 2010 Premier recorded in selling, general and other expenses a loss for the award of $11,200,000, including interest, to the former holders of Premier’s bond debt as a result of a decision by the Bankruptcy Court for the Southern District of Mississippi.  In April 2011, Premier entered into an agreement to settle the litigation with its former noteholders for $9,000,000.  As a result, Premier reduced the liability for the award and credited selling, general and other expenses for $2,241,000 in the first quarter of 2011 period.  All litigation with respect to Premier’s chapter 11 restructuring has been settled.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Revenues and other income	$3,421	$85,383

Expenses:
Interest	–	34
Depreciation and amortization	875	903
Other operating expenses	3,655	3,129
	4,530	4,066

Income (loss) before income taxes	$(1,109)	$81,317

Revenues and other income for the three month 2011 period includes a gain on forgiveness of debt of $81,848,000 related to the Myrtle Beach project.  As more fully discussed in the 2011 10-K, in January 2011 a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000 at December 31, 2010.  The Company had previously recorded impairment charges related to this project aggregating $114,900,000.

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

Medical Product Development

A summary of results of operations for Sangart for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Revenues and other income	$74	$91

Expenses:
Salaries and incentive compensation	3,285	3,012
Depreciation and amortization	210	209
Selling, general and other expenses	6,632	864
	10,127	4,085

Loss before income taxes	$(10,053)	$(3,994)

The change in Sangart’s selling, general and other expenses for the three month 2012 period as compared to the same period in 2011 primarily reflects $1,408,000 of greater research and development costs and, in 2011, an expense reduction of $4,391,000 related to share-based awards previously granted to a former officer, the fair value of which had declined.  The increase in research and development costs in 2012 primarily related to the conduct of a Phase 2 clinical study of MP4OX in trauma patients.

Sangart is a development stage company that does not have any revenues from product sales.  During 2010, Sangart completed a Phase 2 proof of concept clinical trial of MP4OX in trauma patients in Europe and South Africa.  Study results were considered to be successful and supported the conduct of a larger Phase 2 clinical study in trauma patients, which commenced in the second quarter of 2011.  Sangart expects to complete this Phase 2 study during the fourth quarter of 2012.  If this larger Phase 2 study were to be successful, Sangart would have to conduct Phase 3 clinical studies in trauma patients.  Completing these studies will take several years at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.

Other Operations

A summary of results of operations for other operations for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Revenues and other income	$18,965	$16,107

Expenses:
Salaries and incentive compensation	2,381	2,141
Depreciation and amortization	1,583	1,146
Selling, general and other expenses	17,102	19,391
	21,066	22,678

Loss before income taxes	$(2,101)	$(6,571)

Revenues and other income for the 2011 period includes $1,990,000 with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.  The change in revenues and other income for the three month 2012 period also reflects $3,028,000 of increased revenues at the winery operations and $874,000 of greater income from purchased delinquent credit card receivables.

Selling, general and other expenses include $6,110,000 and $9,685,000 for the three month periods ended March 31, 2012 and 2011, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses for 2012 also reflect $1,635,000 of greater costs at the winery operations.

Corporate

A summary of results of operations for corporate for the three month periods ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Revenues and other income (including net
securities gains)	$477,022	$55,778

Expenses:
Interest	25,829	28,858
Salaries and incentive compensation	29,201	6,413
Depreciation and amortization	5,982	4,851
Selling, general and other expenses	37,836	19,551
	98,848	59,673

Income (loss) before income taxes	$378,174	$(3,895)

Net securities gains for Corporate aggregated $424,936,000 and $2,303,000 for the three month 2012 and 2011 periods, respectively.  Net securities gains for 2012 include gains of $417,887,000, resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income declined $8,577,000 in the three month 2012 period as compared to the same period in 2011, principally due to decreased cash dividends of $6,431,000 paid on Fortescue’s common shares and less investment income due to a smaller amount of fixed income securities.  Other income, which increased $7,188,000 in the three month 2012 period as compared to the same period in 2011, includes $45,069,000 and $37,413,000 for the three month periods ended March 31, 2012 and 2011, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year.  Depreciation and amortization expenses include prepaid mining interest amortization of $2,895,000 and $2,116,000 for the three month periods ended March 31, 2012 and 2011, respectively, which is being amortized over time in proportion to the amount of ore produced.

The decrease in interest expense for the three month 2012 period as compared to the same period in 2011 primarily reflects decreased interest expense related to the repurchase of certain of the Company’s debt securities during 2011 and the first quarter of 2012.

Salaries and incentive compensation expense increased in the three month 2012 period as compared to the same period in 2011 principally due to increased accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan and greater share-based compensation expense.  Bonus accruals under this bonus plan, which are based on a percentage of pre-tax profits as defined in the plan, increased by $19,720,000 for the three month 2012 period as compared to the same period in 2011.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $3,843,000 and $995,000 for the three month periods ended March 31, 2012 and 2011, respectively.  Share-based compensation expense increased principally due to the warrants granted under the Company’s senior executive warrant plan in the second quarter of 2011.

Selling, general and other expenses include expenses related to the repurchase of certain of the Company’s debt securities of $23,972,000 and $2,898,000 for the three month 2012 and 2011 periods, respectively.  The change in selling, general and other expenses for the 2012 period as compared to the same period in 2011 also reflects lower legal fees of $1,888,000.

For the three months ended March 31, 2012, the provision for income taxes includes $4,977,000 for foreign taxes principally related to interest on the FMG Note and $4,325,000 for state income taxes.  These are the principal reasons why the Company’s effective tax rate is greater than the federal statutory rate in 2012.

For the three months ended March 31, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provision for income taxes also includes $2,702,000 for foreign taxes principally related to interest on the FMG Note and a dividend paid by Fortescue.  These are the principal reasons why the Company’s effective tax rate is greater than the federal statutory rate in 2011.

Associated Companies

Income (losses) related to associated companies for the three month periods ended March 31, 2012 and 2011 includes the following (in thousands):

	2012	2011

Jefferies	$299,601	$(79,702)
Mueller	74,315	–
JHYH	9,694	14,928
Berkadia	11,820	14,659
Garcadia	8,094	4,295
Linkem	(4,190)	–
HomeFed	(115)	(18)
Brooklyn Renaissance Plaza	441	643
Other	2,248	1,023
Income (losses) related to associated companies
before income taxes	401,908	(44,172)
Income tax provision (benefit)	139,369	(16,124)
Income (losses) related to associated companies,
net of taxes	$262,539	$(28,048)

As discussed above, the Company accounts for its investments in Jefferies and Mueller at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities and entities that invest in publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing and commercial real estate markets; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; negative impact of hedging and derivative positions; failure of Wal-Mart and its affiliates to continue purchasing from National Beef; unfavorable labor relations with its employees; declines in the prices of base metals (primarily iron ore and copper); natural gas supplies and prices and the supply of drilling rigs in the marketplace; compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding and regulatory approvals to develop large scale energy projects and for medical product development and clinical trial activities; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of the Company’s investments.  For additional information see Part I, Item 1A. Risk Factors in the 2011 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A in the 2011 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Leucadia National Corporation as amended through March 5, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 5, 2012).*

10.1
General Termination and Release dated as of December 31, 2011 by and among Berkadia Commercial Mortgage LLC, BH Finance LLC, Baldwin Enterprises, Inc., Berkadia Commercial Mortgage Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (the “February 24, 2012 8-K”)).*

10.2	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K). *

10.3	Form of Grant Letter for the Company’s Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.3 to the February 24, 2012 8-K).+*

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders Equity and (vi) the Notes to Consolidated Financial Statements.

+ Management/Employment Contract or Compensatory Plan or Arrangement

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: May 4, 2012	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller

Exhibit Index

3.1	Amended and Restated By-Laws of Leucadia National Corporation as amended through March 5, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 5, 2012).*

10.1
General Termination and Release dated as of December 31, 2011 by and among Berkadia Commercial Mortgage LLC, BH Finance LLC, Baldwin Enterprises, Inc., Berkadia Commercial Mortgage Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (the “February 24, 2012 8-K”)).*

10.2	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K). *

10.3	Form of Grant Letter for the Company’s Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.3 to the February 24, 2012 8-K).+*

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders Equity and (vi) the Notes to Consolidated Financial Statements.

+ Management/Employment Contract or Compensatory Plan or Arrangement

* Incorporated by reference