Form 10-Q
period 2012-06-30
LEUCADIA NATIONAL CORP
filed 2012-08-01
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           _____                    NO                 X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at July 26, 2012:  244,582,588.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$186,665	$168,490
Investments	193,742	150,135
Trade, notes and other receivables, net	407,285	369,123
Inventory	340,437	354,578
Current deferred tax asset	78,276	144,281
Prepaids and other current assets	79,236	66,872
Total current assets	1,285,641	1,253,479
Non-current investments ($385,492 and $432,768 collateralizing repurchase
agreements)	1,542,199	2,226,875
Intangible assets, net and goodwill	852,435	876,589
Deferred tax asset, net	1,550,212	1,440,605
Other assets	395,341	420,157
Property, equipment and leasehold improvements, net	1,013,283	1,053,689
Investments in associated companies ($1,197,407 and $1,198,029 measured
using fair value option)	1,964,167	1,991,795

Total	$8,603,278	$9,263,189

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$345,696	$386,544
Other current liabilities	37,588	42,976
Securities sold under agreements to repurchase	371,320	417,479
Debt due within one year	39,777	30,133
Total current liabilities	794,381	877,132
Other non-current liabilities	96,367	96,316
Long-term debt	1,370,845	1,875,571
Total liabilities	2,261,593	2,849,019

Commitments and contingencies

Redeemable noncontrolling interests in subsidiary	246,546	235,909

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 244,582,588 shares issued and outstanding,
after deducting 47,006,711 shares held in treasury	244,583	244,583
Additional paid-in capital	1,565,645	1,570,684
Accumulated other comprehensive income	541,721	912,421
Retained earnings	3,740,334	3,446,708
Total Leucadia National Corporation shareholders’ equity	6,092,283	6,174,396
Noncontrolling interest	2,856	3,865
Total equity	6,095,139	6,178,261

Total	$8,603,278	$9,263,189

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and Other Income:
Beef processing services	$1,913,616	$–	$3,704,171	$–
Manufacturing	63,498	64,610	125,208	128,375
Oil and gas drilling services	31,092	31,737	68,414	62,609
Gaming entertainment	29,640	30,513	61,709	61,289
Investment and other income	101,273	96,944	178,969	253,262
Net securities gains	2,526	529,637	427,462	531,940
	2,141,645	753,441	4,565,933	1,037,475
Expenses:
Cost of sales:
Beef processing services	1,828,328	–	3,600,547	–
Manufacturing	52,254	57,952	103,197	112,205
Direct operating expenses:
Oil and gas drilling services	26,493	23,364	55,676	44,635
Gaming entertainment	22,647	22,353	45,037	43,822
Interest	21,373	27,837	50,241	56,814
Salaries and incentive compensation	18,162	33,059	64,652	49,295
Depreciation and amortization	40,855	18,579	80,351	36,341
Selling, general and other expenses	59,941	51,105	136,195	95,641
	2,070,053	234,249	4,135,896	438,753
Income from continuing operations before income taxes
and income (losses) related to associated companies	71,592	519,192	430,037	598,722
Income taxes	33,945	190,108	167,462	229,161
Income from continuing operations before income (losses)
related to associated companies	37,647	329,084	262,575	369,561
Income (losses) related to associated companies, net of income tax provision (benefit) of $(123,896), $(80,144), $15,473
and $(96,268)	(226,320)	(145,796)	36,219	(173,844)
Income (loss) from continuing operations	(188,673)	183,288	298,794	195,717
Income from discontinued operations, net of income tax
provision (benefit) of $485, $(271), $356 and $(1,134)	905	2,325	673	603
Gain on disposal of discontinued operations, net of income tax
provision of $0, $499, $0 and $499	–	845	–	924
Net income (loss)	(187,768)	186,458	299,467	197,244
Net (income) loss attributable to the noncontrolling interest	297	(149)	95	(428)
Net (income) attributable to the redeemable noncontrolling interests	(9,780)	–	(5,936)	–
Net income (loss) attributable to Leucadia National
Corporation common shareholders	$(197,251)	$186,309	$293,626	$196,816

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended June 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(.81)	$.75	$1.20	$.80
Income from discontinued operations	–	.01	–	–
Gain on disposal of discontinued operations	–	–	–	.01
Net income (loss)	$(.81)	$.76	$1.20	$.81

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(.81)	$.74	$1.18	$.79
Income from discontinued operations	–	.01	–	–
Gain on disposal of discontinued operations	–	–	–	.01
Net income (loss)	$(.81)	$.75	$1.18	$.80

Amounts attributable to Leucadia National Corporation
common shareholders:
Income (loss) from continuing operations, net of taxes	$(198,156)	$183,139	$292,953	$195,289
Income from discontinued operations, net of taxes	905	2,325	673	603
Gain on disposal of discontinued operations, net of taxes	–	845	–	924
Net income (loss)	$(197,251)	$186,309	$293,626	$196,816

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(187,768)	$186,458	$299,467	$197,244
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$(71,081), $22,319, $(80,282) and $(15,273)	(128,028)	40,199	(144,599)	(27,508)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$21, $193,537, $123,812 and $192,764	(36)	(348,584)	(223,000)	(347,193)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(71,102),
$(171,218), $(204,094) and $(208,037)	(128,064)	(308,385)	(367,599)	(374,701)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(1,431),
$460, $(2,501) and $1,158	(2,579)	828	(4,506)	2,086
Less: reclassification adjustment for foreign exchange gains
(losses) included in net income (loss), net of income tax provision
(benefit) of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $(1,431), $460,
$(2,501) and $1,158	(2,579)	828	(4,506)	2,086

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $4, $0,
$(85) and $0	7	–	(153)	–
Less: reclassification adjustment for derivative gains (losses)
included in net income (loss), net of income tax provision (benefit)
of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $4, $0, $(85) and $0	7	–	(153)	–

Net pension and postretirement gain (loss) arising during the period, net of income tax provision (benefit) of $0, $0,
$0 and $0	–	–	–	–
Less: amortization of actuarial net loss included in net periodic pension cost, net of income tax provision (benefit) of $433,
$(2), $866 and $(3)	778	(5)	1,558	(5)
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $433, $(2), $866 and $(3)	778	(5)	1,558	(5)

Other comprehensive (loss), net of income taxes	(129,858)	(307,562)	(370,700)	(372,620)

Comprehensive (loss)	(317,626)	(121,104)	(71,233)	(175,376)
Comprehensive (income) loss attributable to the noncontrolling interest	297	(149)	95	(428)
Comprehensive (income) attributable to the redeemable
noncontrolling interests	(9,780)	–	(5,936)	–

Comprehensive (loss) attributable to Leucadia National
Corporation common shareholders	$(327,109)	$(121,253)	$(77,074)	$(175,804)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net cash flows from operating activities:
Net income	$299,467	$197,244
Adjustments to reconcile net income to net cash provided by operations:
Deferred income tax provision	162,844	121,608
Depreciation and amortization of property, equipment and leasehold improvements	52,690	33,146
Other amortization	41,804	15,352
Share-based compensation	7,339	14,460
Excess tax benefit from exercise of stock options	–	(237)
Provision for doubtful accounts	5,579	254
Net securities gains	(427,462)	(531,940)
(Income) losses related to associated companies	(51,692)	270,112
Distributions from associated companies	46,058	32,441
Net gains related to real estate, property and equipment, and other assets	(7,607)	(89,351)
Income related to Fortescue’s Pilbara project, net of proceeds received	(8,928)	(28,798)
Gain on disposal of discontinued operations	–	(1,423)
Change in estimated litigation reserve	–	(2,241)
Net change in:
Trade, notes and other receivables	(33,005)	(7,810)
Inventory	13,301	2,218
Prepaids and other assets	9,485	743
Trade payables and expense accruals	(45,502)	(22,266)
Other liabilities	2,959	(4,104)
Income taxes payable	(1,993)	(1,933)
Other	(2,168)	4,449
Net cash provided by operating activities	63,169	1,924

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements	(32,821)	(21,264)
Acquisitions of and capital expenditures for real estate investments	(3,034)	(6,190)
Proceeds from disposals of real estate, property and equipment, and other assets	3,881	23,326
Net change in restricted cash	4,722	5,426
Proceeds from (payments related to) disposal of discontinued operations, net of
expenses and cash of operations sold	(384)	1,702
Acquisitions, net of cash acquired	–	(86,306)
Advances on notes and other receivables	(1,928)	(3,171)
Collections on notes, loans and other receivables	11,269	10,112
Investments in associated companies	(1,258)	(126,073)
Capital distributions and loan repayment from associated companies	32,420	271,076
Purchases of investments (other than short-term)	(749,693)	(1,232,513)
Proceeds from maturities of investments	133,036	268,806
Proceeds from sales of investments	1,110,555	869,087
Other	1,650	3,498
Net cash provided by (used for) investing activities	508,415	(22,484)

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$35,632	$258,984
Reduction of debt	(577,337)	(143,836)
Issuance of common shares	–	6,853
Distributions to redeemable noncontrolling interests	(6,289)	–
Excess tax benefit from exercise of stock options	–	237
Other	(5,415)	(3,926)
Net cash provided by (used for) financing activities	(553,409)	118,312
Net increase in cash and cash equivalents	18,175	97,752
Cash and cash equivalents at January 1,	168,490	441,340
Cash and cash equivalents at June 30,	$186,665	$539,092

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$62,271	$58,235
Income tax payments, net	$23,145	$13,042

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2012 and 2011
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income	Earnings	Subtotal	Interest	Total

Balance, January 1, 2011	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381
Net income				196,816	196,816	428	197,244
Other comprehensive loss, net of taxes			(372,620)		(372,620)		(372,620)
Contributions from noncontrolling interests						598	598
Distributions to noncontrolling interests						(4,369)	(4,369)
Change in interest in consolidated subsidiary		(1,624)			(1,624)	1,474	(150)
Share-based compensation expense		14,460			14,460		14,460
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	246	6,844			7,090		7,090
Purchase of common shares for treasury	(4)	(151)			(155)		(155)

Balance, June 30, 2011	$244,573	$1,561,970	$1,314,743	$3,679,439	$6,800,725	$4,754	$6,805,479

Balance, January 1, 2012	$244,583	$1,570,684	$912,421	$3,446,708	$6,174,396	$3,865	$6,178,261
Net income				293,626	293,626	(95)	293,531
Other comprehensive loss, net of taxes			(370,700)		(370,700)		(370,700)
Contributions from noncontrolling interests						129	129
Distributions to noncontrolling interests						(2,431)	(2,431)
Change in interest in consolidated subsidiary		(1,388)			(1,388)	1,388	–
Change in fair value of redeemable
noncontrolling interests		(10,990)			(10,990)		(10,990)
Share-based compensation expense		7,339			7,339		7,339

Balance, June 30, 2012	$244,583	$1,565,645	$541,721	$3,740,334	$6,092,283	$2,856	$6,095,139

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

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

As more fully discussed in the 2011 10-K, the Company acquired a controlling interest in National Beef Packing Company, LLC (“National Beef”) in December 2011.  Unaudited pro forma operating results for the Company for the three and six month periods ended June 30, 2011, assuming the acquisition had occurred as of January 1, 2010 are as follows (in thousands, except per share amounts):

	For the Three	For the Six
	Month Period	Month Period
	Ended June 30, 2011	Ended June 30, 2011

Revenues and other income	$2,526,860	$4,463,740
Net income attributable to Leucadia National Corporation
common shareholders	$212,219	$248,421
Basic earnings per common share attributable to Leucadia National
Corporation common shareholders	$.87	$1.02
Diluted earnings per common share attributable to Leucadia National
Corporation common shareholders	$.85	$1.00

Pro forma adjustments principally reflect an increase to depreciation and amortization expenses related to the fair value of property and equipment and amortizable intangible assets.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2010.

3.	Segment Information

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  Associated companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes.  Certain information concerning the Company’s segments for the three and six month periods ended June 30, 2012 and 2011 is presented in the following table (in thousands).

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011
Revenues and other income:
Beef Processing Services	$1,913,666	$–	$3,705,645	$–
Manufacturing:
Idaho Timber	40,579	41,773	81,708	82,013
Conwed Plastics	22,991	22,870	43,589	46,439
Oil and Gas Drilling Services	31,852	32,119	70,879	64,203
Gaming Entertainment	29,642	30,520	61,715	61,302
Domestic Real Estate	3,409	3,368	6,830	88,751
Medical Product Development	125	82	199	173
Other Operations	17,686	14,639	36,651	30,746
Corporate	81,695	608,070	558,717	663,848
Total consolidated revenues and other
income	$2,141,645	$753,441	$4,565,933	$1,037,475

Income (loss) from continuing operations
before income taxes:
Beef Processing Services	$46,937	$–	$29,340	$–
Manufacturing:
Idaho Timber	1,962	(2,011)	4,330	(1,995)
Conwed Plastics	2,953	1,740	5,400	5,030
Oil and Gas Drilling Services	(4,460)	532	(2,407)	4,103
Gaming Entertainment	1,721	2,697	5,984	8,493
Domestic Real Estate	(2,073)	(44)	(3,182)	81,273
Medical Product Development	(11,252)	(9,449)	(21,305)	(13,443)
Other Operations	(7,219)	(7,422)	(9,320)	(13,993)
Income (losses) related to associated
companies	(350,216)	(225,940)	51,692	(270,112)
Corporate	43,023	533,149	421,197	529,254
Total consolidated income (loss) from
continuing operations before income
taxes	$(278,624)	$293,252	$481,729	$328,610

Depreciation and amortization expenses:
Beef Processing Services	$20,757	$–	$41,065	$–
Manufacturing:
Idaho Timber	1,334	1,323	2,662	2,644
Conwed Plastics	1,351	1,687	2,686	3,483
Oil and Gas Drilling Services	4,938	5,290	10,141	10,583
Gaming Entertainment	4,269	4,140	8,514	8,384
Domestic Real Estate	868	845	1,743	1,748
Medical Product Development	213	212	423	421
Other Operations	2,732	2,105	5,524	4,033
Corporate	7,154	5,633	13,136	10,484
Total consolidated depreciation and
amortization expenses	$43,616	$21,235	$85,894	$41,780

Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.  Corporate securities gains include gains of $417,887,000 for the six month 2012 period and $527,351,000 for three and six month 2011 periods resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue Metals Group Ltd (“Fortescue”).  In the six month 2011 period, other income for the domestic real estate segment includes a gain on forgiveness of debt of $81,848,000.

Other operations includes pre-tax losses of $9,442,000 and $8,044,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $15,313,000 and $15,826,000 for the six month periods ended June 30, 2012 and 2011, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues associated with these activities; however, other income for the three and six month 2011 periods includes $889,000 and $2,879,000, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

Depreciation and amortization expenses for the manufacturing and other operations segments include amounts classified as cost of sales.

For the three and six month 2012 periods, interest expense was primarily comprised of beef processing services ($3,284,000 and $6,300,000, respectively) and corporate ($18,059,000 and $43,888,000, respectively).  For 2011, interest expense was primarily comprised of corporate; interest expense for other segments was not significant.

4.	Investments in Associated Companies

A summary of investments in associated companies at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting:
Jefferies High Yield Holdings, LLC (“JHYH”)	$332,222	$323,262
Berkadia Commercial Mortgage LLC (“Berkadia”)	174,737	193,496
Garcadia companies	74,562	72,303
Linkem S.p.A. (“Linkem”)	72,115	86,332
HomeFed Corporation (“HomeFed”)	46,931	47,493
Brooklyn Renaissance Plaza	32,304	31,931
Other	33,889	38,949
Total accounted for under the equity method of accounting	766,760	793,766

Investments in associated companies carried at fair value:
Jefferies Group, Inc. (“Jefferies”)	753,498	797,583
Mueller Industries, Inc. (“Mueller”)	443,909	400,446
Total accounted for at fair value	1,197,407	1,198,029

Total investments in associated companies	$1,964,167	$1,991,795

Income (losses) related to associated companies includes the following for the three and six month periods ended June 30, 2012 and 2011:

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Jefferies	$(334,985)	$(239,813)	$(35,384)	$(319,515)
Mueller	(28,767)	–	45,548	–
JHYH	4,579	(1,003)	14,273	13,925
Berkadia	2,410	7,037	14,230	21,696
Garcadia companies	8,888	4,703	16,982	8,998
Linkem	(4,078)	–	(8,268)	–
HomeFed	(447)	(404)	(562)	(422)
Brooklyn Renaissance Plaza	1,540	2,071	1,981	2,714
Other	644	1,469	2,892	2,492
Income (losses) related to associated
companies before income taxes	(350,216)	(225,940)	51,692	(270,112)
Income tax provision (benefit)	(123,896)	(80,144)	15,473	(96,268)
Income (losses) related to associated
companies, net of taxes	$(226,320)	$(145,796)	$36,219	$(173,844)

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

As of June 30, 2012, the Company owns 58,006,024 common shares of Jefferies representing approximately 28.5% of the outstanding common shares of Jefferies.  Jefferies, a company listed on the New York Stock Exchange (“NYSE”) (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

As of June 30, 2012, the Company owns 10,422,859 common shares of Mueller, representing approximately 27.3% of the outstanding common shares of Mueller, a company listed on the NYSE (Symbol: MLI).  Mueller is a leading manufacturer of copper, brass, plastic, and aluminum products.

As more fully discussed in the 2011 10-K, the Company has agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2,500,000,000 surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of June 30, 2012, the aggregate amount of commercial paper outstanding was $2,470,000,000.

The following tables provide summarized data with respect to significant investments in associated companies.  The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2012.  The information for Jefferies is for the six month periods ended May 31, 2012 and 2011.

	2012	2011
	(In thousands)

Jefferies:
Total revenues	$1,952,900	$1,936,800
Income from continuing operations before extraordinary items	140,600	168,000
Net income	140,600	168,000

JHYH:
Total revenues	$96,700	$90,100
Income from continuing operations before extraordinary items	53,800	44,000
Net income	53,800	44,000

Berkadia:
Total revenues	$193,500	$167,700
Income from continuing operations before extraordinary items	43,400	28,500
Net income	43,400	28,500

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

5.	Investments

A summary of investments classified as current assets at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30, 2012		December 31, 2011
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	And Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$189,467	$189,474	$146,594	$145,977
Other investments, including accrued interest income	4,188	4,268	4,113	4,158
Total current investments	$193,655	$193,742	$150,707	$150,135

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at June 30, 2012 and December 31, 2011 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2012
Bonds and notes:
U.S. Government and agencies	$187,861	$9	$4	$187,866
All other corporates	1,515	4	2	1,517
Total fixed maturities	189,376	13	6	189,383

Other investments	91	–	–	91
Total current available for sale investments	$189,467	$13	$6	$189,474

December 31, 2011
Bonds and notes:
U.S. Government and agencies	$139,940	$13	$1	$139,952
All other corporates	5,649	70	–	5,719
Total fixed maturities	145,589	83	1	145,671

Other investments	1,005	–	699	306
Total current available for sale investments	$146,594	$83	$700	$145,977

A summary of non-current investments at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30, 2012		December 31, 2011
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	And Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale:
Fortescue	$27,100	$153,438	$115,703	$569,256
Inmet Mining Corporation (“Inmet”)	504,006	453,276	504,006	708,193
Other investments available for sale	711,655	765,118	724,664	776,444
Other investments:
Private equity funds	81,481	81,481	85,528	85,528
FMG Chichester Pty Ltd (“FMG”)
zero coupon note component	43,237	43,237	40,801	40,801
Other non-publicly traded investments	45,861	45,649	46,947	46,653
Total non-current investments	$1,413,340	$1,542,199	$1,517,649	$2,226,875

In July 2012, the Company sold its remaining investment in Fortescue common shares for net cash proceeds of $152,926,000 and will record a net securities gain of $125,826,000 during the third quarter of 2012.

As more fully discussed in the 2011 10-K, the Company’s investment in Fortescue also includes a $100,000,000 unsecured note of FMG that matures in August 2019 (the “FMG Note”).  Interest on the FMG Note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project’s Cloud Break and Christmas Creek areas, which commenced production in May 2008.  Interest is payable semi-annually within thirty days of June 30th and December 31st of each year.  The Company accounts for the FMG Note as two components: a thirteen year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment is accounted for as a loan-like instrument, with income being recognized as the note is accreted up to its face value.  The prepaid mining interest, which is being amortized to expense as the revenue is earned (using the units of production method), is classified as other current and non-current assets with an aggregate balance of $145,579,000 and $152,521,000 at June 30, 2012 and December 31, 2011, respectively.  Amounts recognized in the consolidated statements of operations related to the FMG Note are as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Classified as investment and other income:
Interest income on FMG Note	$71,740	$67,103	$116,809	$104,516
Interest accreted on zero-coupon note
component	$1,218	$1,083	$2,436	$2,165

Amortization expense on prepaid mining interest	$4,047	$3,034	$6,942	$5,150

The aggregate book values of the various components of the FMG Note, net of accrued withholding taxes on interest, totaled $294,616,000 and $290,415,000 at June 30, 2012 and December 31, 2011, respectively.  In July 2012, the Company received $105,128,000 (net of $11,681,000 in withholding taxes) from FMG in payment of the accrued interest due on the FMG Note through June 30, 2012.

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

At June 30, 2012, the Company owns 11,042,413 common shares of Inmet, representing approximately 15.9% of Inmet’s outstanding shares.  Inmet is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN).  The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.

Non-current other non-publicly traded investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at June 30, 2012 and December 31, 2011 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2012
Bonds and notes:
U.S. Government and agencies	$2,541	$–	$–	$2,541
U.S. Government-Sponsored Enterprises	560,274	15,572	22	575,824
All other corporates	99,476	690	858	99,308
Total fixed maturities	662,291	16,262	880	677,673

Equity securities:
Common stocks:
Banks, trusts and insurance companies	24,751	23,020	–	47,771
Industrial, miscellaneous and all other	555,719	141,720	51,051	646,388
Total equity securities	580,470	164,740	51,051	694,159

	$1,242,761	$181,002	$51,931	$1,371,832

December 31, 2011
Bonds and notes:
U.S. Government-Sponsored Enterprises	$609,617	$12,683	$109	$622,191
All other corporates	66,960	636	1,054	66,542
Total fixed maturities	676,577	13,319	1,163	688,733

Equity securities:
Common stocks:
Banks, trusts and insurance companies	22,084	28,887	–	50,971
Industrial, miscellaneous and all other	644,717	669,270	299	1,313,688
Total equity securities	666,801	698,157	299	1,364,659

Other investments	995	–	494	501
	$1,344,373	$711,476	$1,956	$2,053,893

The amortized cost and estimated fair value of non-current investments classified as available for sale at June 30, 2012, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$21,947	$22,231
Due after five years through ten years	–	–
Due after ten years	–	–
	21,947	22,231
Mortgage-backed and asset-backed securities	640,344	655,442
	$662,291	$677,673

At June 30, 2012, unrealized loss positions which have been in a continuous unrealized loss for less than 12 months principally relate to the Company’s investment in Inmet which is not considered to be an other than temporary impairment.  This determination is based on a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in the fair value, the ability and intent to hold investments to maturity or recovery, and other factors specific to the individual investment.

At June 30, 2012, the Company’s investments which have been in a continuous unrealized loss position for 12 months or longer were not significant.

6.	Inventory

A summary of inventory at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011

Finished goods	$238,822	$233,542
Work in process	55,180	49,514
Raw materials, supplies and other	46,435	71,522
	$340,437	$354,578

7.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011

Intangibles:
Customer and other relationships, net of accumulated amortization of
$55,899 and $41,958	$413,889	$426,603
Trademarks and tradename, net of accumulated amortization of $8,609
and $1,527	270,941	278,024
Cattle supply contracts, net of accumulated amortization of $4,786 and $0	138,814	143,500
Licenses, net of accumulated amortization of $3,210 and $2,917	8,788	9,081
Other, net of accumulated amortization of $5,159 and $5,095	1,198	1,262
Goodwill	18,805	18,119
	$852,435	$876,589

Amortization expense on intangible assets was $12,939,000 and $1,858,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $26,166,000 and $3,748,000 for the six month periods ended June 30, 2012 and 2011, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2012 (for the remaining six months) - $26,210; 2013 - $52,249; 2014 - $52,210; 2015 - $49,417; and 2016 - $47,651.

At June 30, 2012 and December 31, 2011, goodwill in the above table related to Conwed Plastics ($8,151,000), the winery operations ($1,053,000) and National Beef ($9,601,000 and $8,915,000, respectively).

8.	Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the consolidated statements of comprehensive income (loss) and consolidated statements of changes in equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income, net of taxes at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011

Net unrealized gains on investments	$630,552	$998,151
Net unrealized foreign exchange losses	(7,674)	(3,168)
Net unrealized losses on derivative instruments	(153)	–
Net minimum pension liability	(81,656)	(83,537)
Net postretirement benefit	652	975
	$541,721	$912,421

9.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and six month periods ended June 30, 2012 and 2011 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Interest cost	$2,722	$2,800	$5,443	$5,631
Expected return on plan assets	(2,073)	(1,397)	(4,146)	(2,808)
Actuarial loss	1,463	241	2,926	491
Net pension expense	$2,112	$1,644	$4,223	$3,314

The Company contributed $1,573,000 to its defined benefit pension plan during the six month period ended June 30, 2012.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not significant in each of the three and six month periods ended June 30, 2012 and 2011.

10.	Share-Based Compensation

Salaries and incentive compensation expense included $3,447,000 and $13,436,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $7,339,000 and $14,460,000 for the six month periods ended June 30, 2012 and 2011, respectively, for share-based compensation expense principally relating to the Company’s senior executive warrant plan and grants previously made under the Company’s fixed stock option plan.

During the three and six month 2012 periods, 12,000 options were granted to non-employee directors at an exercise price of $21.99 per share, the market price on the grant date.

11.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at June 30, 2012 was $11,600,000 (including $3,900,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $300,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2007.  The Company’s New York State and New York City income tax returns are currently being audited for the 2006 to 2008 period.

For the six months ended June 30, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes also include $6,101,000 and $5,039,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $11,078,000 and $7,741,000 for the six month periods ended June 30, 2012 and 2011, respectively, for foreign taxes principally related to interest on the FMG Note and, in the six month 2011 period, a dividend paid by Fortescue.  The provisions for income taxes for the three and six month 2012 periods also include $3,975,000 and $8,300,000, respectively, for state income taxes.  These are the principal reasons why the Company’s effective tax rates are greater than the federal statutory rates in the 2012 and 2011 periods.

12.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2012 and 2011 are as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	$(197,251)	$186,309	$293,626	$196,816
Interest on 3¾% Convertible Notes	–	654	1,312	1,308
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$(197,251)	$186,963	$294,938	$198,124

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	244,583	244,521	244,583	244,290
Stock options	–	225	–	195
Warrants	–	–	–	206
3¾% Convertible Notes	–	4,280	4,327	4,280
Denominator for diluted earnings (loss) per share	244,583	249,026	248,910	248,971

Options to purchase 2,257,000 and 878,000 weighted average common shares were outstanding during the three month periods ended June 30, 2012 and 2011, respectively, and 2,243,000 and 875,000 weighted average common shares were outstanding during the six month periods ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 4,000,000 for the three and six month periods ended June 30, 2012, and 2,000,000 and 1,000,000 for the three and six month periods ended June 30, 2011, respectively, related to outstanding warrants to purchase common shares at $33.84 per share, as the effect was antidilutive.

For the three month period ended June 30, 2012, 4,327,317 shares related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.

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

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At June 30, 2012, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.3%, mature at various dates through August 2012 and are collateralized by non-current investments.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted average life of approximately 5 years and a duration of 0.8 at June 30, 2012.

14.	Fair Value

Aggregate information concerning assets and liabilities at June 30, 2012 and December 31, 2011 that are measured at fair value using Level 1 and Level 2 inputs on a recurring basis is presented below (in thousands):

	June 30, 2012
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$187,866	$187,866	$–
All other corporates	1,517	1,517	–
Other	91	–	91
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	2,541	–	2,541
U.S. Government-Sponsored Enterprises	575,824	–	575,824
All other corporates	99,308	62,733	36,575
Equity securities:
Common stocks:
Banks, trusts and insurance companies	47,771	47,771	–
Industrial, miscellaneous and all other	646,388	646,388	–
Investments in associated companies	1,197,407	1,197,407	–
Total	$2,758,713	$2,143,682	$615,031

Commodity contracts - other current assets	$6,974	$6,974	$–

Other current liabilities:
Commodity contracts	$(4,453)	$–	$(4,453)
Other	(1,626)	(1,626)	–
Total	$(6,079)	$(1,626)	$(4,453)

	December 31, 2011
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$139,952	$139,952	$–
All other corporates	5,719	5,719	–
Other	306	–	306
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government-Sponsored Enterprises	622,191	–	622,191
All other corporates	66,542	26,703	39,839
Equity securities:
Common stocks:
Banks, trusts and insurance companies	50,971	50,971	–
Industrial, miscellaneous and all other	1,313,688	1,313,688	–
Other	501	–	501
Investments in associated companies	1,198,029	1,198,029	–
Total	$3,397,899	$2,735,062	$662,837

Commodity contracts - other current assets	$3,816	$88	$3,728

Other current liabilities:
Commodity contracts	$(2,802)	$–	$(2,802)
Other	(955)	(955)	–
Total	$(3,757)	$(955)	$(2,802)

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

Other than the redeemable noncontrolling interest, the Company did not have significant fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis at June 30, 2012 or December 31, 2011.  As more fully discussed in the 2011 10-K, the minority owners of National Beef have the right to require the Company to purchase their interests for fair value under certain specified circumstances in the future.  At December 31, 2011, the fair value of the redeemable noncontrolling interests was determined based on the amount paid by the Company for its interest.

The following table reconciles National Beef’s redeemable noncontrolling interest activity during the six months ended June 30, 2012 (in thousands):

As of January 1, 2012	$235,909
Income allocated to redeemable noncontrolling interests	5,936
Distributions to redeemable noncontrolling interests	(6,289)
Increase in fair value of redeemable noncontrolling interests
charged to additional paid-in capital	10,990
Balance, June 30, 2012	$246,546

At acquisition, the Company prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At June 30, 2012, the Company calculated the fair value of the redeemable noncontrolling interest by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.01%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the discount and the terminal growth rates assumed by the Company and fair values under different rate assumptions as of June 30, 2012 (dollars in millions):

	Discount Rates
	11.76%	12.01%	12.26%
Terminal Growth Rates
1.75%	$251.2	$243.4	$236.1
2.00%	$254.4	$246.5	$238.9
2.25%	$257.8	$249.7	$241.9

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

At June 30, 2012 and December 31, 2011, the Company did not have significant assets and liabilities that were measured at fair value on a nonrecurring basis.

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

(e)	Redeemable noncontrolling interests: Redeemable noncontrolling interests at June 30, 2012 and at December 31, 2011 were valued as described above.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$193,742	$193,742	$150,135	$150,135
Non-current	1,542,199	1,542,199	2,226,875	2,226,875
Cash and cash equivalents	186,665	186,665	168,490	168,490
Notes receivable:
Current	1,959	1,959	1,675	1,675
Non-current	12,998	12,998	13,531	13,531
Commodity contracts	6,974	6,974	3,816	3,816

Financial Liabilities:
Indebtedness:
Current	411,097	411,097	447,612	447,612
Non-current	1,370,845	1,461,272	1,875,571	1,944,879
Securities sold not owned	1,626	1,626	955	955
Commodity contracts	4,453	4,453	2,802	2,802

Redeemable noncontrolling interests	246,546	246,546	235,909	235,909

15.   Related Party Transactions

National Beef enters into transactions with an affiliate of NBPCo Holdings, LLC (“NBPCo Holdings”) and U.S. Premium Beef, LLC (“USPB”), owners of redeemable noncontrolling interests in National Beef.  For the six month 2012 period, sales to and purchases from the affiliate of NBPCo Holdings were $53,310,000 and $12,469,000, respectively, which the Company believes are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  During the six month period ended June 30, 2012, National Beef obtained approximately 21% of its cattle requirements through USPB.  At June 30, 2012, amounts due from and payable to these related parties were not significant.

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

The Company’s largest publicly traded available for sale equity securities with changes in market values reflected in other comprehensive income (loss) are Fortescue and Inmet.  During the six month period ended June 30, 2012, the market value of the Company’s investment in the common shares of Fortescue increased from $133,332,000 (excluding shares sold in 2012) to $153,438,000, and the market value of the Company’s investment in Inmet decreased from $708,193,000 to $453,276,000.  Due to changes in the market values during the six month period ended June 30, 2012 of the Company’s investments in Jefferies and Mueller, for which the fair value option was elected, the Company recognized unrealized gains (losses) of $(44,085,000) and $43,463,000, respectively, as a component of income (losses) related to associated companies.

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of June 30, 2012, the sum of these amounts aggregated $1,922,606,000.  However, since $684,462,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Company’s liquidity needs.  The $1,238,144,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Fortescue and Inmet common shares).  The Company’s available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet the Company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

In January 2012, the Company received $97,093,000 from FMG (net of $10,788,000 in withholding taxes) in payment of interest due on the FMG Note for the second half of 2011.  In July 2012, the Company received $105,128,000 (net of $11,681,000 in withholding taxes) from FMG in payment of the accrued interest due on the FMG Note through June 30, 2012.  Future interest payments under the FMG Note will be dependent upon the physical volume of iron ore sold and the selling price, which can fluctuate widely, as well as the outcome of the litigation described below.  As a result, it is not possible to predict whether interest earned in the most recent quarter will continue at the same level in future quarters.

In January 2012, the Company sold 100,000,000 common shares of Fortescue for net cash proceeds of $506,490,000, which resulted in the recognition of a net securities gain of $417,887,000.  In July 2012, the Company sold its remaining 30,586,000 common shares of Fortescue for net cash proceeds of $152,926,000 and will record a net securities gain of $125,826,000 during the third quarter of 2012.

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

In May 2012, the Company invested an additional $50,000,000 in Sangart, which increased its ownership interest to approximately 97.2%.

Consolidated Statements of Cash Flows

Net cash of $63,169,000 was provided by operating activities in the six month 2012 period as compared to $1,924,000 of cash provided by operating activities in the six month 2011 period.  The change in operating cash flows reflects interest payments received from FMG ($97,093,000, net of withholding taxes in 2012 and $72,900,000, net of withholding taxes in 2011), premiums paid to redeem debt, greater income tax payments and interest payments.  National Beef provided funds of $38,604,000 during the 2012 period.  Keen Energy Services, LLC (“Keen”) generated funds of $11,902,000 and $12,135,000 during the 2012 and 2011 periods, respectively; Premier Entertainment Biloxi LLC (“Premier”) generated funds of $12,318,000 and $12,279,000 during the 2012 and 2011 periods, respectively; and the Company’s manufacturing segments generated funds of $11,982,000 and $3,471,000 during the 2012 and 2011 periods, respectively.  Funds used by Sangart, a development stage company, increased to $20,657,000 during the 2012 period from $17,084,000 during the 2011 period.  For the period ended June 30, 2012, distributions from associated companies principally include earnings distributed by Berkadia ($24,651,000), Jefferies ($4,351,000), JHYH ($5,223,000), Mueller ($1,043,000) and Garcadia ($7,190,000).  For the period ended June 30, 2011, distributions from associated companies principally include earnings distributed by Berkadia ($20,153,000) and Jefferies ($7,789,000).  Net gains related to real estate, property and equipment, and other assets in 2011 include a gain of $81,848,000 on forgiveness of debt related to the Myrtle Beach project.

Net cash of $508,415,000 was provided by investing activities in the six month 2012 period as compared to $22,484,000 of funds used in the six month 2011 period.  For the period ended June 30, 2011, proceeds from disposals of real estate, property and equipment, and other assets include $12,040,000 from the sale of certain of Keen’s rigs.  In 2011, acquisitions, net of cash acquired, primarily relates to the Company’s acquisition of Seghesio Family Vineyards.  Investments in associated companies include Jefferies ($125,000,000) in the 2011 period. Capital distributions and loan repayment from associated companies include Berkadia ($15,862,000), Mueller ($1,042,000), Jefferies ($4,350,000) and Garcadia ($7,533,000) in 2012 and Berkadia ($250,154,000), JHYH ($8,710,000) and Garcadia ($4,984,000) in 2011.

Net cash of $553,409,000 was used for financing activities in the six month period ended June 30, 2012 and $118,312,000 was provided by financing activities in the six month period ended June 30, 2011.  Issuance of debt for 2012 primarily reflects borrowings by National Beef under its bank credit facility and for 2011 primarily reflects the increase in repurchase agreements of $258,418,000.  Reduction of debt for 2012 includes the redemption of $423,140,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $88,204,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, the decrease in repurchase agreements of $46,159,000 and $18,500,000 of repayments under National Beef’s term loans.  Reduction of debt for 2011 includes $19,275,000 in full satisfaction of the Myrtle Beach project’s non-recourse indebtedness, $32,881,000 on the maturity of debt of a subsidiary that was collateralized by certain of the Company’s corporate aircraft, $8,500,000 for the repayment of Keen’s line of credit and the buyback of $21,359,000 principal amount of the Company’s 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.

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

The Company’s estimate of future taxable income considers all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available net operating loss carryforwards (“NOLs”) (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, the Company will need to generate approximately $4,700,000,000 of future U.S. pre-tax income to fully realize its net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have the FMG Note, which had a balance of $43,237,000 at June 30, 2012 that meets the accounting definition of a finance receivable.  The Company exercises judgment in evaluating the credit risk and collectability of this note.  This assessment was made prior to the inception of the credit exposure and continues to be made at regular intervals.  The various factors that the Company considers in making its assessment include the current and projected financial condition of FMG, the Company’s collection experience and the length of time until the note becomes due.  As a result of its assessment, the Company concluded that an allowance for credit losses was not required as of June 30, 2012.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by the Company’s management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments to prior periods may be required.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At June 30, 2012, the book value of goodwill was $18,805,000.

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

Approximately 90% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) and by U.S. Government agencies (GNMA) which are carried on the balance sheet at their estimated fair value of $578,365,000 at June 30, 2012.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair values of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $36,575,000 at June 30, 2012.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

The minority owners of National Beef have the right to require the Company to purchase their interests for fair value under certain specified circumstances in the future.  The fair values of these redeemable noncontrolling interests are considered to be Level 3 inputs.  At June 30, 2012, the fair value was primarily determined using an income valuation model to calculate the present value of expected future cash flows.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate and the terminal growth rate used to calculate the capitalization rate of the terminal value.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  As of June 30, 2012, the Company’s accrual for contingent losses was not significant.

Results of Operations

The 2012 Periods Compared to the 2011 Periods

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

A summary of results of continuing operations for the Company for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations
before income taxes and income (losses)
related to associated companies:
Beef Processing Services	$46,937	$–	$29,340	$–
Manufacturing:
Idaho Timber	1,962	(2,011)	4,330	(1,995)
Conwed Plastics	2,953	1,740	5,400	5,030
Oil and Gas Drilling Services	(4,460)	532	(2,407)	4,103
Gaming Entertainment	1,721	2,697	5,984	8,493
Domestic Real Estate	(2,073)	(44)	(3,182)	81,273
Medical Product Development	(11,252)	(9,449)	(21,305)	(13,443)
Other Operations	(7,219)	(7,422)	(9,320)	(13,993)
Corporate	43,023	533,149	421,197	529,254
Total consolidated income from continuing
operations before income taxes and income
(losses) related to associated companies	71,592	519,192	430,037	598,722

Income (losses) related to associated companies
before income taxes	(350,216)	(225,940)	51,692	(270,112)
Total consolidated income (loss) from
continuing operations before income taxes	(278,624)	293,252	481,729	328,610

Income taxes:
Income from continuing operations before
income (losses) related to associated companies	33,945	190,108	167,462	229,161
Associated companies	(123,896)	(80,144)	15,473	(96,268)
Total income taxes	(89,951)	109,964	182,935	132,893

Income (loss) from continuing operations	$(188,673)	$183,288	$298,794	$195,717

Beef Processing Services

As more fully discussed in the 2011 10-K, National Beef was acquired in December 2011.  A summary of results of operations for National Beef for the three and six month periods ended June 30, 2012 is as follows (in thousands):

	For the Three Month	For the Six Month
	Period Ended	Period Ended
	June 30, 2012	June 30, 2012

Revenues and other income	$1,913,666	$3,705,645

Expenses:
Cost of sales	1,828,328	3,600,547
Interest	3,284	6,300
Salaries and incentive compensation	6,577	13,154
Depreciation and amortization	20,757	41,065
Selling, general and other expenses	7,783	15,239
	1,866,729	3,676,305

Income before income taxes	$46,937	$29,340

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

The U.S. Department of Agriculture (“USDA”) regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the first six months of 2012 was the lowest ratio for the corresponding periods during the past ten years.  Due in part to the declining U.S. cattle herd, during this period average cattle prices increased to record levels; however, National Beef’s revenue per head did not keep pace with the rise in the cost for cattle, resulting in reduced margins.  In May 2012, the ratio began to improve seasonally, which resulted in higher margins.

During the three and six month 2012 periods, revenues from beef processing operations were consistent with pre-acquisition periods.  Cost of sales, which is principally comprised of the cost of cattle processed during the period, reflects the changes in cattle prices discussed above.  Depreciation and amortization expenses include $11,313,000 and $22,625,000 for the three and six months ended June 30, 2012, respectively, of amortization expenses related to identifiable intangible assets recorded at the date of acquisition.

As part of National Beef’s operations, it is exposed to market risks from changes in certain commodity prices.  To manage these risks, National Beef may enter into forward purchase contracts for cattle and exchange traded futures and options contracts for cattle or grain.  While these instruments are intended to mitigate market risks, they are not designated and accounted for as hedges; accordingly, the gains and losses associated with changes in fair value of derivative financial instruments are recorded in net sales or cost of goods sold in the period of change.  Income (losses) related to these activities reflected in revenues and cost of sales were $5,629,000 and $357,000, respectively, for the three months ended June 30, 2012 and $2,226,000 and $(719,000), respectively, for the six months ended June 30, 2012.

The drought across much of the country has caused prices for corn, hay and certain other cattle feedstuffs to increase and pastures to wither; as such some cattle producers are reducing the size of their cow herds.  Since National Beef’s profitability is primarily dependent upon the spread between what it pays for fed cattle and the price it receives for its products, along with the efficiency of its processing facilities, it has not yet been significantly impacted by the current drought conditions.  However, if the drought causes the beef cow herd to further decline, it could result in the price National Beef pays for fed cattle to increase more than it could pass along in the form of higher selling prices for its products, thus causing its profitability to be negatively impacted.

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and other income	$40,579	$41,773	$81,708	$82,013

Expenses:
Cost of sales	35,212	40,800	70,937	78,036
Salaries and incentive compensation	1,459	1,279	2,905	2,577
Depreciation and amortization	1,038	1,033	2,072	2,067
Selling, general and other expenses	908	672	1,464	1,328
	38,617	43,784	77,378	84,008

Income (loss) before income taxes	$1,962	$(2,011)	$4,330	$(1,995)

Idaho Timber’s revenues reflect a decrease in average weekly shipments of approximately 16% and 11%, respectively, for the three and six month 2012 periods as compared to the same periods in 2011 and an increase in average selling prices of approximately 16% and 6%, respectively, for the 2012 periods as compared to the 2011 periods.  Shipping volume continues to reflect the depressed state of the U.S. housing market.  While housing starts increased in the three and six month 2012 periods as compared to the same periods in 2011, they remain historically low.  Idaho Timber believes that the abundance of existing homes available for sale in the market and high unemployment will continue to impact housing starts and Idaho Timber’s revenues.

Raw material costs, the largest component of cost of sales (approximately 78% of cost of sales), reflect the shipment volume, and decreased costs for the six month 2012 period as compared to the same period in 2011.  Raw material cost per thousand board feet was largely unchanged for the three month 2012 period and decreased approximately 5% for the six month 2012 period.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and other income	$22,991	$22,870	$43,589	$46,439

Expenses:
Cost of sales	17,042	17,152	32,260	34,169
Salaries and incentive compensation	1,446	1,739	2,862	3,386
Depreciation and amortization	57	82	113	164
Selling, general and other expenses	1,493	2,157	2,954	3,690
	20,038	21,130	38,189	41,409

Income before income taxes	$2,953	$1,740	$5,400	$5,030

Conwed Plastics’ revenues for the three and six month 2012 periods were impacted by declines in many of its markets, particularly packaging, consumer products and carpet cushion.  The decline in the packaging market primarily reflected the sale of Conwed Plastics’ Mexican plant in 2011.  The reduction in revenues from the other markets was principally due to tighter inventory control by certain customers, competitive pressure, certain customers carrying excess inventory into the current year and some of its products no longer being used in certain of its customers’ products.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  Conwed Plastics’ polypropylene resin costs were lower in the 2012 periods as compared to the same periods in 2011.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  The decline in gross margin in the six month 2012 period as compared to the 2011 period was primarily due to changes in the product mix and lower sales volume.

Selling, general and other expenses for the 2011 periods include severance costs and professional fees related to employment matters aggregating $634,000.

Oil and Gas Drilling Services

A summary of results of operations for Keen for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and other income	$31,852	$32,119	$70,879	$64,203

Expenses:
Direct operating expenses	26,493	23,364	55,676	44,635
Interest	30	27	53	89
Salaries and incentive compensation	1,058	1,416	2,176	2,209
Depreciation and amortization	4,938	5,290	10,141	10,583
Selling, general and other expenses	3,793	1,490	5,240	2,584
	36,312	31,587	73,286	60,100

Income (loss) before income taxes	$(4,460)	$532	$(2,407)	$4,103

Keen’s revenue volume and profitability are significantly affected by the actual and anticipated price of natural gas and oil, levels of natural gas and oil in storage and the supply of drilling rigs available in the marketplace.  The negative impact of low natural gas prices during 2012 was partially mitigated by a greater proportion of Keen’s customers using its rigs to drill for oil rather than natural gas.  Keen’s dayrates increased substantially during the three and six month 2012 periods as compared to the same periods in 2011.  Rig utilization declined in the three month 2012 period and was largely unchanged in the six month 2012 period as compared to the 2011 periods.  The decline in utilization in the three month period reflected fewer rigs in operation due to the underperformance of certain rigs and to lower customer demand, as oil prices declined.  Revenues and other income for the six month 2012 period includes $1,369,000 for a business interruption insurance recovery related to a damaged rig, and for the six month 2011 period a gain of $937,000 from the sale of 12 of Keen’s older mechanical rigs.  During the six months ended June 30, 2011, these older mechanical rigs generated revenues of $638,000.

Direct operating expenses for the three and six month 2012 periods reflected $3,019,000 and $7,827,000, respectively, of greater costs incurred primarily for major maintenance and repair projects as compared to the same periods in 2011.  Keen believes that as its rigs age, the cost to maintain and repair its equipment will increase.  Direct operating expenses also reflected $1,531,000 of greater salaries and bonuses in the six month 2012 period as compared to the same period in 2011, principally due to wage increases enacted in the second quarter of 2011, and $1,215,000 of greater equipment rental costs.

Selling, general and other expenses for the three and six month 2012 periods include a loss of $1,653,000 from the exchange of certain under performing rigs.

Gaming Entertainment

A summary of results of operations for Premier for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and other income	$29,642	$30,520	$61,715	$61,302

Expenses:
Direct operating expenses	22,647	22,353	45,037	43,822
Interest	–	10	–	33
Salaries and incentive compensation	580	605	1,262	1,239
Depreciation and amortization	4,269	4,140	8,514	8,384
Selling, general and other expenses	425	715	918	(669)
	27,921	27,823	55,731	52,809

Income before income taxes	$1,721	$2,697	$5,984	$8,493

Premier’s gaming revenues decreased approximately 4% for the three month 2012 period and were largely unchanged for the six month 2012 period as compared to the same periods in 2011, principally due to a decline in revenues from table games due to large payouts to two customers in the second quarter.  The three and six month periods also reflect higher slot machine revenue, which Premier believes primarily resulted from increased marketing activities.  Gaming revenues for the entire Biloxi market were largely unchanged for the 2012 periods as compared to the same periods in the prior year.

The increase in direct operating expenses in the six month 2012 period as compared to the 2011 period primarily reflects greater marketing and promotional costs and contract labor costs.

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

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and other income	$3,409	$3,368	$6,830	$88,751

Expenses:
Interest	–	–	–	34
Depreciation and amortization	868	845	1,743	1,748
Other operating expenses	4,614	2,567	8,269	5,696
	5,482	3,412	10,012	7,478

Income (loss) before income taxes	$(2,073)	$(44)	$(3,182)	$81,273

Revenues and other income for the six month 2011 period includes a gain on forgiveness of debt of $81,848,000 related to the Myrtle Beach project.  As more fully discussed in the 2011 10-K, in January 2011 a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000 at December 31, 2010.  The Company had previously recorded impairment charges related to this project aggregating $114,900,000.  The increase in other operating expenses in the 2012 periods as compared to the 2011 periods primarily reflects additional commissions and other operating expenses at the Myrtle Beach project.

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

Medical Product Development

A summary of results of operations for Sangart for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and other income	$125	$82	$199	$173

Expenses:
Salaries and incentive compensation	3,495	3,234	6,780	6,246
Depreciation and amortization	213	212	423	421
Selling, general and other expenses	7,669	6,085	14,301	6,949
	11,377	9,531	21,504	13,616

Loss before income taxes	$(11,252)	$(9,449)	$(21,305)	$(13,443)

The change in Sangart’s selling, general and other expenses for the three and six month 2012 periods as compared to the same periods in 2011 primarily reflects $956,000 and $2,364,000, respectively, of greater research and development costs and, in the six month 2011 period, an expense reduction of $4,459,000 related to share-based awards previously granted to a former officer, the fair value of which had declined.  The increase in research and development costs in 2012 primarily related to the conduct of a Phase 2 clinical study of MP4OX in trauma patients.

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

Other Operations

A summary of results of operations for other operations for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and other income	$17,686	$14,639	$36,651	$30,746

Expenses:
Salaries and incentive compensation	2,305	1,939	4,686	4,080
Depreciation and amortization	1,561	1,343	3,144	2,489
Selling, general and other expenses	21,039	18,779	38,141	38,170
	24,905	22,061	45,971	44,739

Loss before income taxes	$(7,219)	$(7,422)	$(9,320)	$(13,993)

The change in revenues and other income for the three and six month 2012 periods primarily reflects $3,708,000 and $6,719,000, respectively, of increased revenues at the winery operations relating to the acquisition of Seghesio Family Vineyards in June 2011, and for the six month 2012 period $784,000 of greater income from purchased delinquent credit card receivables.  Revenues and other income for the three and six month 2011 periods include $889,000 and $2,879,000, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred; such amounts were not significant in 2012.

Selling, general and other expenses include $9,514,000 and $8,846,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $15,625,000 and $18,531,000 for the six month periods ended June 30, 2012 and 2011, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses for the three and six month 2012 periods also reflect $1,235,000 and $2,870,000, respectively, of greater costs at the winery operations.

Corporate

A summary of results of operations for corporate for the three and six month periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Revenues and other income (including net
securities gains)	$81,695	$608,070	$558,717	$663,848

Expenses:
Interest	18,059	27,799	43,888	56,657
Salaries and incentive compensation	652	22,554	29,853	28,967
Depreciation and amortization	7,154	5,633	13,136	10,484
Selling, general and other expenses	12,807	18,935	50,643	38,486
	38,672	74,921	137,520	134,594

Income before income taxes	$43,023	$533,149	$421,197	$529,254

Net securities gains for Corporate aggregated $2,526,000 and $529,641,000 for the three months ended June 30, 2012 and 2011, respectively, and $427,462,000 and $531,944,000 for the six months ended June 30, 2012 and 2011, respectively.  Net securities gains include gains of $417,887,000 for the six month 2012 period and $527,351,000 for the 2011 periods, resulting from the sale of a portion of the Company’s investment in the common shares of Fortescue.  Net securities gains are net of impairment charges of $562,000 and $1,440,000 for the three month 2012 and 2011 periods, respectively, and $2,406,000 and $1,505,000 for the six month 2012 and 2011 periods, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income declined $3,489,000 and $12,066,000 in the three and six month periods ended June 30, 2012 as compared to the same periods in 2011, principally due to decreased cash dividends of $6,431,000 for the six month period paid on Fortescue’s common shares and less investment income for the three and six month periods due to a smaller amount of fixed income securities.  Other income, which increased $4,229,000 and $11,417,000 in the three and six month 2012 periods, respectively, as compared to the same periods in 2011, includes $71,740,000 and $67,103,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $116,809,000 and $104,516,000 for the six month periods ended June 30, 2012 and 2011, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  The Company is entitled to receive 4% of the revenue, net of government royalties, invoiced from certain areas of Fortescue’s project.  Amounts are payable semi-annually within thirty days of June 30th and December 31st of each year.  Depreciation and amortization expenses include prepaid mining interest amortization of $4,047,000 and $3,034,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $6,942,000 and $5,150,000 for the six month periods ended June 30, 2012 and 2011, respectively, which is being amortized over time in proportion to the amount of ore produced.

The decrease in interest expense for the three and six month 2012 periods as compared to the same periods in 2011 primarily reflects decreased interest expense related to the repurchase of certain of the Company’s debt securities during the first quarter of 2012 and during 2011.

The change in salaries and incentive compensation expense in the three and six month 2012 periods as compared to the same periods in 2011 principally reflected changes in accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan and decreased share-based compensation expense.  Bonus accruals under this bonus plan, which are based on a percentage of pre-tax profits as defined in the plan, decreased by $12,393,000 and increased by $7,327,000, respectively, for the three and six month 2012 periods as compared to the same periods in 2011.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $3,380,000 and $13,301,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $7,223,000 and $14,296,000 for the six month periods ended June 30, 2012 and 2011, respectively.  Share-based compensation expense decreased in the 2012 periods as compared to the same periods in 2011 principally due to the warrants granted under the Company’s senior executive warrant plan in the second quarter of 2011, which were issued and vested 20% upon shareholder approval in May 2011.

Selling, general and other expenses include expenses related to the repurchase of certain of the Company’s debt securities of $3,455,000 for the three month period ended June 30, 2011 and $23,972,000 and $6,352,000 for the six month 2012 and 2011 periods, respectively.  The change in selling, general and other expenses for the three and six month 2012 periods as compared to the same periods in 2011 also reflects lower legal fees of $809,000 and $2,697,000, respectively.

For the three and six months ended June 30, 2012, the provisions for income taxes includes $6,101,000 and $11,078,000, respectively, for foreign taxes principally related to interest on the FMG Note and $3,975,000 and $8,300,000, respectively, for state income taxes.  These are the principal reasons why the Company’s effective tax rates are greater than the federal statutory rate in 2012.

For the six months ended June 30, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes for the three and six month periods ended June 30, 2011 also include $5,039,000 and $7,741,000, respectively, for foreign taxes principally related to interest on the FMG Note and, for the six month period, a dividend paid by Fortescue.  These are the principal reasons why the Company’s effective tax rates are greater than the federal statutory rate in 2011.

Associated Companies

Income (losses) related to associated companies for the three and six month periods ended June 30, 2012 and 2011 includes the following (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Jefferies	$(334,985)	$(239,813)	$(35,384)	$(319,515)
Mueller	(28,767)	–	45,548	–
JHYH	4,579	(1,003)	14,273	13,925
Berkadia	2,410	7,037	14,230	21,696
Garcadia companies	8,888	4,703	16,982	8,998
Linkem	(4,078)	–	(8,268)	–
HomeFed	(447)	(404)	(562)	(422)
Brooklyn Renaissance Plaza	1,540	2,071	1,981	2,714
Other	644	1,469	2,892	2,492
Income (losses) related to associated companies
before income taxes	(350,216)	(225,940)	51,692	(270,112)
Income tax provision (benefit)	(123,896)	(80,144)	15,473	(96,268)
Income (losses) related to associated companies,
net of taxes	$(226,320)	$(145,796)	$36,219	$(173,844)

As discussed above, the Company accounts for its investments in Jefferies and Mueller at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.

Discontinued Operations

During the second quarter of 2011, the Company received and recognized as income from discontinued operations distributions totaling $2,748,000 from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments were treated as non-taxable distributions paid by a subsidiary.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities and entities that invest in publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing and commercial real estate markets; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; negative impact of hedging and derivative positions; failure of Wal-Mart and its affiliates to continue purchasing from National Beef; unfavorable labor relations with its employees; declines in the prices of base metals (primarily iron ore and copper); natural gas supplies and prices and the supply of drilling rigs in the marketplace; compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding and regulatory approvals to develop large scale energy projects and for medical product development and clinical trial activities; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms and drought; our ability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of the Company’s investments.  For additional information see Part I, Item 1A. Risk Factors in the 2011 10-K.

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

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

10.1	Registration Rights Agreement, dated May 17, 2012, between Leucadia National Corporation and Mueller Industries, Inc.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: August 1, 2012	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

10.1	Registration Rights Agreement, dated May 17, 2012, between Leucadia National Corporation and Mueller Industries, Inc.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders Equity and (vi) the Notes to Consolidated Financial Statements.