Form 10-Q
period 2012-09-30
LEUCADIA NATIONAL CORP
filed 2012-11-06
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
YES            _____                          NO                 X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at October 25, 2012: 244,582,588.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$772,144	$168,490
Investments	390,378	150,135
Trade, notes and other receivables, net	315,030	339,010
Inventory	354,487	354,578
Current deferred tax asset	77,870	144,281
Prepaids and other current assets	191,507	64,889
Current assets of discontinued operations	38,065	32,096
Total current assets	2,139,481	1,253,479
Non-current investments ($408,360 and $432,768 collateralizing repurchase agreements)	1,446,303	2,226,875
Intangible assets, net and goodwill	862,376	876,589
Deferred tax asset, net	1,492,671	1,440,605
Other assets	248,083	407,370
Property, equipment and leasehold improvements, net	856,213	884,109
Investments in associated companies ($794,102 and $1,198,029 measured
using fair value option)	1,560,329	1,991,795
Non-current assets of discontinued operations	134,728	182,367
Total	$8,740,184	$9,263,189

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$412,692	$374,321
Other current liabilities	36,008	41,570
Securities sold under agreements to repurchase	394,289	417,479
Debt due within one year	445,409	29,264
Current liabilities of discontinued operations	14,325	14,498
Total current liabilities	1,302,723	877,132
Other non-current liabilities	95,676	96,316
Long-term debt	911,832	1,874,389
Non-current liabilities of discontinued operations	708	1,182
Total liabilities	2,310,939	2,849,019

Commitments and contingencies

Redeemable noncontrolling interests in subsidiary	236,137	235,909

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
244,582,588 shares issued and outstanding, after deducting
47,006,711 shares held in treasury	244,583	244,583
Additional paid-in capital	1,581,646	1,570,684
Accumulated other comprehensive income	518,705	912,421
Retained earnings	3,847,008	3,446,708
Total Leucadia National Corporation shareholders’ equity	6,191,942	6,174,396
Noncontrolling interest	1,166	3,865
Total equity	6,193,108	6,178,261

Total	$8,740,184	$9,263,189

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Revenues and Other Income:
Beef processing services	$1,909,203	$–	$5,613,374	$–
Manufacturing	66,638	63,398	191,846	191,773
Gaming entertainment	30,255	28,611	91,964	89,900
Investment and other income	27,192	100,467	203,696	352,135
Net securities gains	154,207	7,275	581,669	539,215
	2,187,495	199,751	6,682,549	1,173,023
Expenses:
Cost of sales:
Beef processing services	1,830,127	–	5,430,674	–
Manufacturing	54,706	55,899	157,903	168,104
Direct operating expenses for gaming entertainment	22,080	21,184	67,117	65,006
Interest	21,106	27,512	71,294	84,237
Salaries and incentive compensation	30,280	8,847	92,756	55,933
Depreciation and amortization	30,372	13,450	100,582	39,208
Selling, general and other expenses	56,688	56,139	187,643	149,196
	2,045,359	183,031	6,107,969	561,684
Income from continuing operations before income taxes
and income (losses) related to associated companies	142,136	16,720	574,580	611,339
Income taxes	61,208	13,723	231,021	242,069
Income from continuing operations before income (losses)
related to associated companies	80,928	2,997	343,559	369,270
Income (losses) related to associated companies, net of income tax provision (benefit) of $17,682, $(161,516), $33,155
and $(257,784)	36,017	(296,812)	72,236	(470,656)
Income (loss) from continuing operations	116,945	(293,815)	415,795	(101,386)
Income from discontinued operations, net of income tax
provision (benefit) of $357, $254, $(1,638) and $(65)	2,015	1,690	2,632	5,581
Gain (loss) on disposal of discontinued operations, net of income tax
provision (benefit) of $(2,491), $416, $(2,491) and $915	(4,626)	773	(4,626)	1,697
Net income (loss)	114,334	(291,352)	413,801	(94,108)
Net (income) loss attributable to the noncontrolling interest	972	330	1,067	(98)
Net (income) attributable to the redeemable noncontrolling interests	(8,632)	–	(14,568)	–
Net income (loss) attributable to Leucadia National
Corporation common shareholders	$106,674	$(291,022)	$400,300	$(94,206)

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended September 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.45	$(1.20)	$1.64	$(.42)
Income from discontinued operations	.01	.01	.01	.02
Gain (loss) on disposal of discontinued operations	(.02)	–	(.01)	.01
Net income (loss)	$.44	$(1.19)	$1.64	$(.39)

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.44	$(1.20)	$1.62	$(.42)
Income from discontinued operations	.01	.01	.01	.02
Gain (loss) on disposal of discontinued operations	(.02)	–	(.01)	.01
Net income (loss)	$.43	$(1.19)	$1.62	$(.39)

Amounts attributable to Leucadia National Corporation
common shareholders:
Income (loss) from continuing operations, net of taxes	$109,285	$(293,485)	$402,294	$(101,484)
Income from discontinued operations, net of taxes	2,015	1,690	2,632	5,581
Gain (loss) on disposal of discontinued operations, net of taxes	(4,626)	773	(4,626)	1,697
Net income (loss)	$106,674	$(291,022)	$400,300	$(94,206)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$114,334	$(291,352)	$413,801	$(94,108)
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$24,482, $(271,181), $(55,800) and $(286,454)	44,097	(488,431)	(100,502)	(515,939)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$(38,182), $(631), $(161,994) and $(193,395)	(68,772)	(1,135)	(291,772)	(348,328)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(13,700),
$(271,812), $(217,794) and $(479,849)	(24,675)	(489,566)	(392,274)	(864,267)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $488,
$(550), $(2,013) and $608	879	(990)	(3,627)	1,096
Less: reclassification adjustment for foreign exchange gains
(losses) included in net income (loss), net of income tax provision
(benefit) of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $488, $(550),
$(2,013) and $608	879	(990)	(3,627)	1,096

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $0, $0,
$(85) and $0	–	–	(153)	–
Less: reclassification adjustment for derivative gains (losses)
included in net income (loss), net of income tax provision (benefit)
of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $0, $0, $(85) and $0	–	–	(153)	–

Net pension and postretirement gain (loss) arising during the
period, net of income tax provision (benefit) of $0, $0, $0 and $0	–	–	–	–
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $433, $(5), $1,299 and $(8)	780	(8)	2,338	(13)
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $433, $(5), $1,299 and $(8)	780	(8)	2,338	(13)

Other comprehensive (loss), net of income taxes	(23,016)	(490,564)	(393,716)	(863,184)

Comprehensive income (loss)	91,318	(781,916)	20,085	(957,292)
Comprehensive (income) loss attributable to the noncontrolling interest	972	330	1,067	(98)
Comprehensive (income) attributable to the redeemable
noncontrolling interests	(8,632)	–	(14,568)	–

Comprehensive income (loss) attributable to Leucadia National
Corporation common shareholders	$83,658	$(781,586)	$6,584	$(957,390)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net cash flows from operating activities:
Net income (loss)	$413,801	$(94,108)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Deferred income tax provision (benefit)	233,585	(31,009)
Depreciation and amortization of property, equipment and leasehold improvements	77,281	50,102
Other amortization	57,425	22,075
Share-based compensation	10,732	18,843
Excess tax benefit from exercise of stock options	–	(242)
Provision for doubtful accounts	8,920	157
Net securities gains	(581,669)	(539,215)
(Income) losses related to associated companies	(105,391)	728,440
Distributions from associated companies	77,632	37,454
Net gains related to real estate, property and equipment, and other assets	(5,289)	(92,194)
Income related to Fortescue’s Pilbara project, net of proceeds received	107,881	21,994
(Gain) loss on disposal of discontinued operations	7,117	(2,612)
Change in estimated litigation reserve	–	(2,241)
Net change in:
Trade, notes and other receivables	(32,557)	(6,990)
Inventory	1,495	3,058
Prepaids and other assets	7,116	505
Trade payables and expense accruals	(11,699)	(51,308)
Other liabilities	7,799	(36,259)
Income taxes payable	(9,183)	(7,895)
Other	(1,883)	4,399
Net cash provided by operating activities	263,113	22,954

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements	(51,161)	(30,889)
Acquisitions of and capital expenditures for real estate investments	(4,885)	(7,768)
Proceeds from disposals of real estate, property and equipment, and other assets	8,779	24,095
Net change in restricted cash	4,769	10,472
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	26,611	3,192
Acquisitions, net of cash acquired	(25,232)	(86,206)
Advances on notes and other receivables	(2,907)	(3,650)
Collections on notes, loans and other receivables	16,549	14,348
Investments in associated companies	(2,457)	(560,082)
Capital distributions and loan repayment from associated companies	464,162	292,543
Purchases of investments (other than short-term)	(1,114,280)	(2,896,466)
Proceeds from maturities of investments	245,194	344,014
Proceeds from sales of investments	1,363,132	2,780,148
Other	1,650	3,498
Net cash provided by (used for) investing activities	929,924	(112,751)

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,022	$99,737
Reduction of debt	(571,551)	(144,183)
Issuance of common shares	–	7,126
Distributions to redeemable noncontrolling interests	(12,722)	–
Excess tax benefit from exercise of stock options	–	242
Other	(6,132)	(8,195)
Net cash used for financing activities	(589,383)	(45,273)
Net increase (decrease) in cash and cash equivalents	603,654	(135,070)
Cash and cash equivalents at January 1,	168,490	441,340
Cash and cash equivalents at September 30,	$772,144	$306,270

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$99,253	$110,654
Income tax payments, net	$36,620	$24,417

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2012 and 2011
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income	Earnings	Subtotal	Interest	Total

Balance, January 1, 2011	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381
Net loss				(94,206)	(94,206)	98	(94,108)
Other comprehensive loss, net of taxes			(863,184)		(863,184)		(863,184)
Contributions from noncontrolling interests						628	628
Distributions to noncontrolling interests						(5,088)	(5,088)
Change in interest in consolidated subsidiary		(1,982)			(1,982)	2,700	718
Share-based compensation expense		18,843			18,843		18,843
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	256	7,112			7,368		7,368
Purchase of common shares for treasury	(4)	(151)			(155)		(155)

Balance, September 30, 2011	$244,583	$1,566,263	$824,179	$3,388,417	$6,023,442	$4,961	$6,028,403

Balance, January 1, 2012	$244,583	$1,570,684	$912,421	$3,446,708	$6,174,396	$3,865	$6,178,261
Net income				400,300	400,300	(1,067)	399,233
Other comprehensive loss, net of taxes			(393,716)		(393,716)		(393,716)
Contributions from noncontrolling interests						139	139
Distributions to noncontrolling interests						(3,159)	(3,159)
Change in interest in consolidated subsidiary		(1,388)			(1,388)	1,388	–
Change in fair value of redeemable
noncontrolling interests		1,618			1,618		1,618
Share-based compensation expense		10,732			10,732		10,732

Balance, September 30, 2012	$244,583	$1,581,646	$518,705	$3,847,008	$6,191,942	$1,166	$6,193,108

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

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

Certain amounts for prior periods have been reclassified to be consistent with the 2012 presentation, and to reflect as a discontinued operation Keen Energy Services, LLC (“Keen”).  For more information, see Note 16.

2.	Acquisitions

As more fully discussed in the 2011 10-K, the Company acquired a controlling interest in National Beef Packing Company, LLC (“National Beef”) in December 2011.  Unaudited pro forma operating results for the Company for the three and nine month periods ended September 30, 2011, assuming the acquisition had occurred as of January 1, 2010, are as follows (in thousands, except per share amounts):

	For the Three	For the Nine
	Month Period	Month Period
	Ended September 30, 2011	Ended September 30, 2011

Revenues and other income	$2,035,350	$6,434,887
Net loss attributable to Leucadia National Corporation
common shareholders	$(255,435)	$(7,014)
Basic loss per common share attributable to Leucadia
National Corporation common shareholders	$(1.04)	$(.03)
Diluted loss per common share attributable to Leucadia
National Corporation common shareholders	$(1.04)	$(.03)

Pro forma adjustments principally reflect an increase to depreciation and amortization expenses related to the fair value of property and equipment and amortizable intangible assets.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2010.

3.	Segment Information

The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes.  As a result of the classification of Keen as a discontinued operation, the Company no longer has an oil and gas drilling services segment.  Associated companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes.  Certain information concerning the Company’s segments for the three and nine month periods ended September 30, 2012 and 2011 is presented in the following table (in thousands).

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011
Revenues and other income:
Beef Processing Services	$1,909,358	$–	$5,615,003	$–
Manufacturing:
Idaho Timber	42,241	42,116	123,949	124,129
Conwed Plastics	24,416	21,256	68,005	67,695
Gaming Entertainment	30,257	28,616	91,972	89,918
Domestic Real Estate	3,474	3,110	10,304	91,861
Medical Product Development	81	105	280	278
Other Operations	18,735	18,882	55,386	49,628
Corporate	158,933	85,666	717,650	749,514
Total consolidated revenues and other
income	$2,187,495	$199,751	$6,682,549	$1,173,023

Income (loss) from continuing operations
before income taxes:
Beef Processing Services	$41,959	$–	$71,299	$–
Manufacturing:
Idaho Timber	1,700	(290)	6,030	(2,285)
Conwed Plastics	4,079	1,221	9,479	6,251
Gaming Entertainment	3,345	1,989	9,329	10,482
Domestic Real Estate	(4,217)	(792)	(7,399)	80,481
Medical Product Development	(11,254)	(18,457)	(32,559)	(31,900)
Other Operations	(4,244)	(472)	(13,564)	(14,465)
Income (losses) related to associated
companies	53,699	(458,328)	105,391	(728,440)
Corporate	110,768	33,521	531,965	562,775
Total consolidated income (loss) from
continuing operations before income
taxes	$195,835	$(441,608)	$679,971	$(117,101)

Depreciation and amortization expenses:
Beef Processing Services	$20,803	$–	$61,868	$–
Manufacturing:
Idaho Timber	1,333	1,327	3,995	3,971
Conwed Plastics	1,836	1,599	4,522	5,082
Gaming Entertainment	2,324	4,177	10,838	12,561
Domestic Real Estate	897	854	2,640	2,602
Medical Product Development	206	214	629	635
Other Operations	2,748	2,998	8,272	7,031
Corporate	3,385	5,581	16,521	16,065
Total consolidated depreciation and
amortization expenses	$33,532	$16,750	$109,285	$47,947

Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.  Corporate securities gains include gains of $125,826,000 and $543,713,000 for the three and nine month 2012 periods, respectively, and $527,351,000 for the nine month 2011 period resulting from sales of common shares of Fortescue Metals Group Ltd (“Fortescue”).  In the nine month 2011 period, other income for the domestic real estate segment includes a gain on forgiveness of debt of $81,848,000.

Other operations includes pre-tax losses of $8,134,000 and $2,876,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $23,447,000 and $18,702,000 for the nine month periods ended September 30, 2012 and 2011, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues associated with these activities; however, other income for the three and nine month 2011 periods includes $1,847,000 and $4,726,000, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.

Depreciation and amortization expenses for the manufacturing and other operations segments include amounts classified as cost of sales.

For the three and nine month 2012 periods, interest expense was primarily comprised of beef processing services ($2,988,000 and $9,288,000, respectively) and corporate ($18,118,000 and $62,006,000, respectively).  For 2011, interest expense was primarily comprised of corporate; interest expense for other segments was not significant.

4.	Investments in Associated Companies

A summary of investments in associated companies at September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Investments in associated companies accounted for
under the equity method of accounting:
Jefferies High Yield Holdings, LLC (“JHYH”)	$341,262	$323,262
Berkadia Commercial Mortgage LLC (“Berkadia”)	169,145	193,496
Garcadia companies	74,749	72,303
Linkem S.p.A. (“Linkem”)	67,245	86,332
HomeFed Corporation (“HomeFed”)	47,570	47,493
Brooklyn Renaissance Plaza	33,419	31,931
Other	32,837	38,949
Total accounted for under the equity method of accounting	766,227	793,766

Investments in associated companies carried at fair value:
Jefferies Group, Inc. (“Jefferies”)	794,102	797,583
Mueller Industries, Inc. (“Mueller”)	–	400,446
Total accounted for at fair value	794,102	1,198,029

Total investments in associated companies	$1,560,329	$1,991,795

Income (losses) related to associated companies includes the following for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Jefferies	$44,955	$(431,755)	$9,571	$(751,270)
Mueller	(15,530)	(5,363)	30,018	(5,363)
JHYH	9,092	(18,293)	23,365	(4,368)
Berkadia	12,221	(5,561)	26,451	16,135
Garcadia companies	8,506	5,595	25,488	14,593
Linkem	(6,040)	–	(14,308)	–
HomeFed	639	590	77	168
Brooklyn Renaissance Plaza	1,115	1,211	3,096	3,925
Other	(1,259)	(4,752)	1,633	(2,260)
Income (losses) related to associated
companies before income taxes	53,699	(458,328)	105,391	(728,440)
Income tax provision (benefit)	17,682	(161,516)	33,155	(257,784)
Income (losses) related to associated
companies, net of taxes	$36,017	$(296,812)	$72,236	$(470,656)

Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

In accordance with GAAP, the Company is allowed to choose, at specified election dates, to measure many financial instruments and certain other items at fair value (the “fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other item, the Company is required to report unrealized gains and losses on those items in earnings.  The Company’s investments in Jefferies and Mueller (which has been sold) are the only eligible items for which the fair value option was elected, commencing on the date the investments became subject to the equity method of accounting.  The Company believes accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date.  In addition, electing the fair value option eliminates the uncertainty involved with impairment considerations.  The Company’s investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons the Company did not elect the fair value option for HomeFed.

As of September 30, 2012, the Company owns 58,006,024 common shares of Jefferies representing approximately 28.6% of the outstanding common shares of Jefferies.  Jefferies, a company listed on the New York Stock Exchange (Symbol: JEF), is a full-service global investment bank and institutional securities firm serving companies and their investors.

In September 2012, Mueller repurchased the Company’s entire investment in Mueller for aggregate cash consideration of $427,337,000.  The Mueller common shares were originally acquired at a cost of $408,558,000.

As more fully discussed in the 2011 10-K, the Company has agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2,500,000,000 surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of September 30, 2012, the aggregate amount of commercial paper outstanding was $2,470,000,000.

The following tables provide summarized data with respect to significant investments in associated companies.  The information is provided for those investments whose current relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2012.  The information for Jefferies is for the nine month periods ended August 31, 2012 and 2011.

	2012	2011
	(In thousands)

Jefferies:
Total revenues	$2,897,900	$2,730,900
Income from continuing operations before extraordinary items	210,800	236,200
Net income	210,800	236,200

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

5.	Investments

A summary of investments classified as current assets at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30, 2012		December 31, 2011
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$342,438	$342,590	$146,594	$145,977
Chichester Metals Pty Ltd (“Chichester”)
zero coupon note	43,237	43,237	–	–
Other investments, including accrued interest income	4,579	4,551	4,113	4,158
Total current investments	$390,254	$390,378	$150,707	$150,135

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at September 30, 2012 and December 31, 2011 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2012
Bonds and notes:
U.S. Government and agencies	$336,797	$38	$1	$336,834
All other corporates	5,587	98	–	5,685
Total fixed maturities	342,384	136	1	342,519

Other investments	54	27	10	71
Total current available for sale investments	$342,438	$163	$11	$342,590

December 31, 2011
Bonds and notes:
U.S. Government and agencies	$139,940	$13	$1	$139,952
All other corporates	5,649	70	–	5,719
Total fixed maturities	145,589	83	1	145,671

Other investments	1,005	–	699	306
Total current available for sale investments	$146,594	$83	$700	$145,977

A summary of non-current investments at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30, 2012		December 31, 2011
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale:
Fortescue	$–	$–	$115,703	$569,256
Inmet Mining Corporation (“Inmet”)	504,006	524,562	504,006	708,193
Other investments available for sale	794,933	860,893	724,664	776,444
Other investments:
Private equity funds	23,293	23,293	85,528	85,528
Chichester zero coupon note	–	–	40,801	40,801
Other non-publicly traded investments	37,555	37,555	46,947	46,653
Total non-current investments	$1,359,787	$1,446,303	$1,517,649	$2,226,875

As more fully discussed in the 2011 10-K, the Company’s investment in Fortescue included a $100,000,000 unsecured note of Chichester that accrued interest at 4% of the revenue, net of government royalties, invoiced from the iron ore produced from certain project areas (the “FMG Note”).  In September 2012, the Company entered into an agreement with Fortescue, its subsidiary, Chichester, and Andrew Forrest pursuant to which Chichester agreed to redeem the FMG Note for aggregate cash consideration of $715,000,000, and the parties agreed to settle all pending litigation and disputes without any additional payment.  The transaction closed in October 2012; the Company will record a pre-tax gain of approximately $526,000,000 in the fourth quarter of 2012.  As a result, the Company will no longer receive interest payments on the FMG Note.

The Company had accounted for the FMG Note as two components: a thirteen year zero-coupon note and a prepaid mining interest.  The zero-coupon note component of this investment was accounted for as a loan-like instrument, and the prepaid mining interest, which was being amortized to expense as the revenue was earned (using the units of production method), was classified as other current assets at September 30, 2012 ($145,579,000), and as other current and non-current assets with an aggregate balance of $152,521,000 at December 31, 2011.  The aggregate book values of the various components of the FMG Note, net of accrued withholding taxes on interest, totaled $188,816,000 and $290,415,000 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, the Company owns 11,042,413 common shares of Inmet, representing approximately 15.9% of Inmet’s outstanding shares.  Inmet is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN).  The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.

Non-current other non-publicly traded investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at September 30, 2012 and December 31, 2011 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2012
Bonds and notes:
U.S. Government and agencies	$2,416	$26	$–	$2,442
U.S. Government-Sponsored Enterprises	588,921	18,439	200	607,160
All other corporates	149,234	1,023	800	149,457
Total fixed maturities	740,571	19,488	1,000	759,059

Equity securities:
Common stocks:
Banks, trusts and insurance companies	32,811	31,411	–	64,222
Industrial, miscellaneous and all other	525,557	36,933	316	562,174
Total equity securities	558,368	68,344	316	626,396

	$1,298,939	$87,832	$1,316	$1,385,455

December 31, 2011
Bonds and notes:
U.S. Government-Sponsored Enterprises	$609,617	$12,683	$109	$622,191
All other corporates	66,960	636	1,054	66,542
Total fixed maturities	676,577	13,319	1,163	688,733

Equity securities:
Common stocks:
Banks, trusts and insurance companies	22,084	28,887	–	50,971
Industrial, miscellaneous and all other	644,717	669,270	299	1,313,688
Total equity securities	666,801	698,157	299	1,364,659

Other investments	995	–	494	501
	$1,344,373	$711,476	$1,956	$2,053,893

The amortized cost and estimated fair value of non-current investments classified as available for sale at September 30, 2012, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$12,432	$12,608
Due after five years through ten years	–	–
Due after ten years	–	–
	12,432	12,608
Mortgage-backed and asset-backed securities	728,139	746,451
	$740,571	$759,059

At September 30, 2012, the Company’s investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

6.	Inventory

A summary of inventory at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011

Finished goods	$253,192	$233,542
Work in process	54,213	49,514
Raw materials, supplies and other	47,082	71,522
	$354,487	$354,578

7.	Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011

Intangibles:
Customer and other relationships, net of accumulated amortization of
$63,270 and $41,958	$423,739	$426,603
Trademarks and tradename, net of accumulated amortization of $12,153
and $1,527	267,405	278,024
Supply contracts, net of accumulated amortization of $7,301 and $0	142,694	143,500
Licenses, net of accumulated amortization of $3,359 and $2,917	8,639	9,081
Other, net of accumulated amortization of $4,420 and $5,095	1,094	1,262
Goodwill	18,805	18,119
	$862,376	$876,589

In July 2012, Conwed Plastics purchased certain assets of a lightweight netting business for $25,232,000, of which $17,129,000 was allocated to customer relationships, which will be amortized over 12 years, and $6,395,000 was allocated to a supply contract, which will be amortized over 10 years.

Amortization expense on intangible assets was $13,610,000 and $1,656,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $39,776,000 and $5,404,000 for the nine month periods ended September 30, 2012 and 2011, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2012 (for the remaining three months) - $13,764; 2013 - $54,919; 2014 - $54,757; 2015 - $51,854; and 2016 - $49,955.

At September 30, 2012 and December 31, 2011, goodwill in the above table related to Conwed Plastics ($8,151,000), the winery operations ($1,053,000) and National Beef ($9,601,000 and $8,915,000, respectively).

8.	Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the consolidated statements of comprehensive income (loss) and consolidated statements of changes in equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income, net of taxes at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011

Net unrealized gains on investments	$605,877	$998,151
Net unrealized foreign exchange losses	(6,795)	(3,168)
Net unrealized losses on derivative instruments	(153)	–
Net minimum pension liability	(80,715)	(83,537)
Net postretirement benefit	491	975
	$518,705	$912,421

9.	Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and nine month periods ended September 30, 2012 and 2011 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Interest cost	$2,722	$2,800	$8,165	$8,432
Expected return on plan assets	(2,073)	(1,641)	(6,219)	(4,449)
Actuarial loss	1,463	241	4,389	732
Net pension expense	$2,112	$1,400	$6,335	$4,715

The Company contributed $2,900,000 to its defined benefit pension plan during the nine month period ended September 30, 2012.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  The Company pays the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not significant in each of the three and nine month periods ended September 30, 2012 and 2011.

10.	Share-Based Compensation

Salaries and incentive compensation expense included $3,392,000 and $4,383,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $10,732,000 and $18,843,000 for the nine month periods ended September 30, 2012 and 2011, respectively, for share-based compensation expense principally relating to the Company’s senior executive warrant plan and grants previously made under the Company’s fixed stock option plan.

During the nine month 2012 period, 12,000 options were granted to non-employee directors at an exercise price of $21.99 per share, the market price on the grant date.

11.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at September 30, 2012 was $14,600,000 (including $3,900,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits related to uncertain tax positions will decrease by approximately $300,000 upon the resolution of certain assessments.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2008.  The Company’s New York State and New York City income tax returns are currently being audited for the 2006 to 2008 period.

For the nine months ended September 30, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes also include $1,096,000 and $4,344,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $12,174,000 and $12,085,000 for the nine month periods ended September 30, 2012 and 2011, respectively, for foreign taxes principally related to interest on the FMG Note and, in the nine month 2011 period, a dividend paid by Fortescue.  The provisions for income taxes for the three and nine month 2012 periods also include $11,788,000 and $22,188,000, respectively, for state income taxes.  These are the principal reasons why the Company’s effective tax rates are greater than the federal statutory rates in the 2012 and 2011 periods.

12.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2012 and 2011 are as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2012	2011	2012	2011

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	$106,674	$(291,022)	$400,300	$(94,206)
Interest on 3¾% Convertible Notes	657	–	1,969	–
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$107,331	$(291,022)	$402,269	$(94,206)

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	244,583	244,580	244,583	244,378
Stock options	–	–	–	–
Warrants	–	–	–	–
3¾% Convertible Notes	4,327	–	4,327	–
Denominator for diluted earnings (loss) per share	248,910	244,580	248,910	244,378

Options to purchase 2,251,000 and 2,326,000 weighted average common shares were outstanding during the three month periods ended September 30, 2012 and 2011, respectively, and 2,241,000 and 1,770,000 weighted average common shares were outstanding during the nine month periods ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 4,000,000 for the three and nine month periods ended September 30, 2012, and 4,000,000 and 2,000,000 for the three and nine month periods ended September 30, 2011, respectively, related to outstanding warrants to purchase common shares at $33.84 per share, as the effect was antidilutive.

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

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At September 30, 2012, these fixed rate repurchase agreements have a weighted average interest rate of approximately 0.4%, mature at various dates through November 2012 and are collateralized by non-current investments.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted average life of approximately 5 years and a duration of 0.8 at September 30, 2012.

14.	Fair Value

Aggregate information concerning assets and liabilities at September 30, 2012 and December 31, 2011 that are measured at fair value using Level 1 and Level 2 inputs on a recurring basis is presented below (in thousands):

	September 30, 2012
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$336,834	$336,834	$–
All other corporates	5,685	5,685	–
Other	71	–	71
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	2,442	–	2,442
U.S. Government-Sponsored Enterprises	607,160	–	607,160
All other corporates	149,457	105,485	43,972
Equity securities:
Common stocks:
Banks, trusts and insurance companies	64,222	64,222	–
Industrial, miscellaneous and all other	562,174	562,174	–
Investments in associated companies	794,102	794,102	–
Total	$2,522,147	$1,868,502	$653,645

Commodity contracts - other current assets	$5,772	$5,772	$–

Other current liabilities:
Commodity contracts	$(5,625)	$(191)	$(5,434)
Other	(2,362)	(2,362)	–
Total	$(7,987)	$(2,553)	$(5,434)

	December 31, 2011
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$139,952	$139,952	$–
All other corporates	5,719	5,719	–
Other	306	–	306
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government-Sponsored Enterprises	622,191	–	622,191
All other corporates	66,542	26,703	39,839
Equity securities:
Common stocks:
Banks, trusts and insurance companies	50,971	50,971	–
Industrial, miscellaneous and all other	1,313,688	1,313,688	–
Other	501	–	501
Investments in associated companies	1,198,029	1,198,029	–
Total	$3,397,899	$2,735,062	$662,837

Commodity contracts - other current assets	$3,816	$88	$3,728

Other current liabilities:
Commodity contracts	$(2,802)	$–	$(2,802)
Other	(955)	(955)	–
Total	$(3,757)	$(955)	$(2,802)

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

Other than the redeemable noncontrolling interest, the Company did not have significant fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis at September 30, 2012 or December 31, 2011.  As more fully discussed in the 2011 10-K, the minority owners of National Beef have the right to require the Company to purchase their interests for fair value under certain specified circumstances in the future.  At December 31, 2011, the fair value of the redeemable noncontrolling interests was determined based on the amount paid by the Company for its interest.

The following table reconciles National Beef’s redeemable noncontrolling interest activity during the nine months ended September 30, 2012 (in thousands):

As of January 1, 2012	$235,909
Income allocated to redeemable noncontrolling interests	14,568
Distributions to redeemable noncontrolling interests	(12,722)
Decrease in fair value of redeemable noncontrolling interests
credited to additional paid-in capital	(1,618)
Balance, September 30, 2012	$236,137

At acquisition, the Company prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At September 30, 2012, the Company calculated the fair value of the redeemable noncontrolling interest by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (11.78%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the discount and the terminal growth rates assumed by the Company and fair values under different rate assumptions as of September 30, 2012 (dollars in millions):

	Discount Rates
	11.53%	11.78%	12.03%
Terminal Growth Rates
1.75%	$240.5	$233.2	$226.3
2.00%	$243.6	$236.1	$229.0
2.25%	$246.9	$239.2	$231.8

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

At September 30, 2012 and December 31, 2011, the Company did not have significant assets and liabilities that were measured at fair value on a nonrecurring basis.

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

Other non-current investments which do not trade publicly include private equity fund investments where the Company’s voting interest isn’t large enough to apply the equity method of accounting, a portfolio of non-agency mortgage-backed bond securitizations where the underlying assets are various individual mortgage loans and various non-publicly traded investments.  For the investments in private equity funds, the Company has concluded that the carrying amount approximates the fair value of these investments based primarily on reviews of issuer financial statements or statements of net asset value.  The fair values of the Company’s other non-publicly traded investments that are principally accounted for under the cost method were assumed to be at least equal to the carrying amount.  For these non-publicly traded investments, the Company reviews cash flows and/or other information obtained from investee companies on a regular basis to determine if impairment charges are required.

(b)	Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c)	Notes receivable: The fair values of notes receivable are estimated to be the carrying amount, primarily measured using Level 2 inputs.

(d)
Long-term and other indebtedness:  The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.  In the table below, the estimated fair values for current indebtedness measured using Level 1 inputs was $462,133,000 and $29,262,000 at September 30, 2012 and December 31, 2011, respectively.  The estimated fair values for non-current indebtedness measured using Level 1 inputs was $984,888,000 and $1,943,696,000 at September 30, 2012 and December 31, 2011, respectively.  The remaining debt, consisting primarily of securities sold under agreements to repurchase, was measured using Level 2 inputs.

(e)	Redeemable noncontrolling interests: Redeemable noncontrolling interests at September 30, 2012 and at December 31, 2011 were valued as described above.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$390,378	$390,378	$150,135	$150,135
Non-current	1,446,303	1,446,303	2,226,875	2,226,875
Cash and cash equivalents	772,144	772,144	168,490	168,490
Notes receivable:
Current	1,390	1,390	1,675	1,675
Non-current	2,998	2,998	3,531	3,531
Commodity contracts	5,772	5,772	3,816	3,816

Financial Liabilities:
Indebtedness:
Current	839,698	856,430	446,743	446,743
Non-current	911,832	984,888	1,874,389	1,943,697
Securities sold not owned	2,362	2,362	955	955
Commodity contracts	5,625	5,625	2,802	2,802

Redeemable noncontrolling interests	236,137	236,137	235,909	235,909

15.    Related Party Transactions

National Beef enters into transactions with an affiliate of NBPCo Holdings, LLC (“NBPCo Holdings”) and U.S. Premium Beef, LLC (“USPB”), owners of redeemable noncontrolling interests in National Beef.  For the nine month 2012 period, sales to and purchases from the affiliate of NBPCo Holdings were $62,197,000 and $15,081,000, respectively, which the Company believes are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  During the nine month period ended September 30, 2012, National Beef obtained approximately 20% of its cattle requirements through USPB.  At September 30, 2012, amounts due from and payable to these related parties were not significant.

16.    Discontinued Operations

In the third quarter of 2012, the Company entered into an agreement to sell Keen for cash consideration of $100,000,000 and a four-year interest bearing promissory note issued by the purchaser which was valued at $37,500,000; the sale closed in October 2012.  The Company also retained Keen’s net working capital, principally customer receivables and trade payables.  The Company recorded a pre-tax loss on sale of discontinued operations of $19,310,000 ($12,551,000 after taxes) for the periods ended September 30, 2012.

A summary of the results of discontinued operations for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil and gas drilling services	$27,260	$35,984	$95,674	$98,593
Investment and other income	466	471	4,582	2,822
	27,726	36,455	100,256	101,415
Expenses:
Direct operating expenses – oil and
gas drilling services	23,467	26,381	79,143	71,016
Interest	24	26	77	119
Salaries and incentive compensation	558	1,206	2,813	3,889
Depreciation and amortization	4,599	5,218	14,740	15,801
Selling, general and other expenses	2,369	1,680	8,152	7,822
	31,017	34,511	104,925	98,647
Income (loss) from discontinued
operations before income taxes	(3,291)	1,944	(4,669)	2,768
Income tax provision (benefit)	357	254	(1,638)	(65)
Income (loss) from discontinued
operations after income taxes	$(3,648)	$1,690	$(3,031)	$2,833

The Company recognized as income from discontinued operations distributions from its subsidiary, Empire Insurance Company (“Empire”), of $5,663,000 during the three and nine month periods ended September 30, 2012 and $2,748,000 during the nine month period ended September 30, 2011.  Empire, which has been undergoing a voluntary liquidation, was classified as a discontinued operation in 2001 and the Company fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York Insurance Department, income will only be recognized when received.

In September 2012, the Company sold its small Caribbean-based telecommunications provider for aggregate consideration of $28,006,000 and recognized a pre-tax gain on sale of discontinued operations of $12,193,000 ($7,925,000 after taxes).  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

17.    Litigation

On September 4, 2012, the United Stated District Court for the Southern District of New York granted class certification in Sykes v. Mel Harris and Associates, LLC, et al,  09 Civ. 8486 (DC) (the “Certification Decision”).  The action relates to the conduct of the Mel Harris law firm and its process server, Samserv, Inc., in the collection of consumer debt purchased by subsidiaries of the Company.  The Company asserts that it was purely an investor and otherwise had no involvement in the alleged illegal debt collection activities.

The defendants in this action are the Mel Harris law firm and certain of its members, the Company and certain of its subsidiaries and officers, and process server, Samserv, Inc. and certain of its employees.  The complaint alleges that the defendants fraudulently obtained default judgments in violation of the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law and seeks injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated.  The Certification Decision certified a class with respect to injunctive and declaratory relief comprised of all persons  who have been or will be sued by the Mel Harris law firm in actions commenced in New York Civil Court where a default judgment has been or will be sought in connection with this debt collection activity, and a second class with respect to liability comprised of all persons against whom a default judgment has been entered in New York Civil Court in connection with this debt collection activity.  The Certification Decision is not a decision on the ultimate merits of the case.   The parties have agreed to mediation.  If mediation is not successful, the Company intends to seek an appeal from the Certification Decision to the U.S. Second Circuit Court of Appeals, although there can be no assurance that such appeal will be granted.

The Company believes it is reasonably possible that a loss will be incurred with respect to this litigation; however, neither the potential loss nor the range of potential loss can be reasonably estimated.  The Company has not accrued a loss for this contingency.

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

The Company’s largest publicly traded available for sale equity security with changes in market values reflected in other comprehensive income (loss) is Inmet.  During the nine month period ended September 30, 2012, the market value of the Company’s investment in Inmet decreased from $708,193,000 to $524,562,000.  During the nine month period ended September 30, 2012, the market value of the Company’s investment in Jefferies, for which the fair value option was elected, decreased by $3,481,000, which is reflected as a component of income (losses) related to associated companies.

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of September 30, 2012, the sum of these amounts aggregated $2,608,825,000.  However, since $616,633,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet the Company’s liquidity needs.  The $1,992,192,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Inmet common shares).  The Company’s available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet the Company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

In January 2012, the Company received $97,093,000 from Chichester (net of $10,788,000 in withholding taxes) in payment of interest due on the FMG Note for the second half of 2011.  In July 2012, the Company received $105,128,000 (net of $11,681,000 in withholding taxes) from Chichester in payment of the accrued interest due on the FMG Note through June 30, 2012.

In September 2012, the Company entered into an agreement with Fortescue, its subsidiary, Chichester, and Andrew Forrest pursuant to which Chichester agreed to redeem the FMG Note for aggregate cash consideration of $715,000,000, and the parties agreed to settle all pending litigation and disputes without any additional payment.  The transaction closed in October 2012; the Company will record a pre-tax gain of approximately $526,000,000 in the fourth quarter of 2012.  As a result, the Company will no longer receive interest payments on the FMG Note.

In January 2012, the Company sold 100,000,000 common shares of Fortescue for net cash proceeds of $506,490,000, which resulted in the recognition of a net securities gain of $417,887,000.  In July 2012, the Company sold its remaining 30,586,000 common shares of Fortescue for net cash proceeds of $152,926,000 and recognized a net securities gain of $125,826,000.

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

In September 2012, Mueller repurchased the Company’s entire investment in Mueller for aggregate cash consideration of $427,337,000.  The Mueller common shares were originally acquired at a cost of $408,558,000.

In September 2012, the Company sold its small Caribbean-based telecommunications provider for aggregate consideration of $28,006,000.

In the third quarter of 2012, the Company entered into an agreement to sell Keen for cash consideration of $100,000,000 and a four-year interest bearing promissory note issued by the purchaser which was valued at $37,500,000; the sale closed in October 2012.  The Company also retained Keen’s net working capital, principally customer receivables and trade payables.

Premier Entertainment Biloxi LLC (“Premier”) expects to commence the construction of a 12-story, 154-room hotel tower on its property during the fourth quarter of 2012.  Premier expects the hotel construction to cost approximately $32,500,000 and to be completed by December 31, 2013.  Premier has obtained the necessary permits to begin construction.

Consolidated Statements of Cash Flows

Net cash of $263,113,000 was provided by operating activities in the nine month 2012 period as compared to $22,954,000 of cash provided by operating activities in the nine month 2011 period.  The change in operating cash flows reflects funds provided by National Beef of $132,343,000 during 2012, interest payments received from Chichester ($202,221,000, net of withholding taxes in 2012 and $171,718,000, net of withholding taxes in 2011), premiums paid to redeem debt ($16,964,000 in 2012 and $6,352,000 in 2011), greater income tax payments and lower interest payments.  Keen, a discontinued operation, generated funds of $19,315,000 and $18,434,000 during the 2012 and 2011 periods, respectively; Premier generated funds of $18,705,000 and $18,697,000 during the 2012 and 2011 periods, respectively; and the Company’s manufacturing segments generated funds of $14,810,000 and $7,907,000 during the 2012 and 2011 periods, respectively.  Funds used by Sangart, a development stage company, increased to $29,664,000 during the 2012 period from $24,086,000 during the 2011 period.  For the period ended September 30, 2012, distributions from associated companies principally include earnings distributed by Berkadia ($27,061,000), Jefferies ($4,351,000), JHYH ($5,223,000), Mueller ($23,925,000) and the Garcadia companies ($13,063,000).  For the period ended September 30, 2011, distributions from associated companies principally include earnings distributed by Berkadia ($23,744,000), Jefferies ($7,789,000) and the Garcadia companies ($4,210,000).  Net gains related to real estate, property and equipment, and other assets in 2011 include a gain of $81,848,000 on forgiveness of debt related to the Myrtle Beach project.  Funds provided by operating activities include $5,663,000 and $2,748,000 in 2012 and 2011, respectively, from funds distributed by Empire, a discontinued operation.

Net cash of $929,924,000 was provided by investing activities in the nine month 2012 period as compared to $112,751,000 of funds used in the nine month 2011 period.  The increase in acquisitions of property, equipment and leasehold improvements principally reflects capital expenditures at National Beef.  For the period ended September 30, 2011, proceeds from disposals of real estate, property and equipment, and other assets include $12,040,000 from the sale of certain of Keen’s rigs.  In 2012, acquisitions, net of cash acquired, relates to the Company’s acquisition of certain assets of a lightweight netting business.  In 2011, acquisitions, net of cash acquired, primarily relates to the Company’s acquisition of Seghesio Family Vineyards.  Investments in associated companies include Jefferies ($150,160,000) and Mueller ($408,558,000) in the 2011 period.  Capital distributions and loan repayment from associated companies include Berkadia ($34,965,000), Mueller ($406,539,000), Jefferies ($8,701,000) and the Garcadia companies ($9,979,000) in 2012 and Berkadia ($261,563,000), JHYH ($8,710,000), Jefferies ($4,088,000) and the Garcadia companies ($7,765,000) in 2011.

Net cash of $589,383,000 and $45,273,000 was used for financing activities in the nine month periods ended September 30, 2012 and 2011, respectively.  Issuance of debt for 2011 primarily reflects the increase in repurchase agreements of $98,926,000.  Reduction of debt for 2012 includes redemptions of $423,140,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $88,204,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, a decrease in repurchase agreements of $23,190,000 and $34,853,000 of repayments under National Beef’s term loans and bank credit facility.  Reduction of debt for 2011 includes $19,275,000 in full satisfaction of the Myrtle Beach project’s non-recourse indebtedness, $32,881,000 on the maturity of debt of a subsidiary that was collateralized by certain of the Company’s corporate aircraft, $8,500,000 for the repayment of Keen’s line of credit and the buyback of $21,359,000 principal amount of the Company’s 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.

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

The Company’s estimate of future taxable income considers all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available net operating loss carryforwards (“NOLs”) (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, the Company will need to generate approximately $4,400,000,000 of future U.S. pre-tax income to fully realize its net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

Current economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions or a prolonged recession could cause a decline in estimated future cash flows expected to be generated by the Company’s operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets and property and equipment (for example, beef processing services, manufacturing, gaming entertainment, real estate and certain associated company investments), impairment charges would have to be recorded.

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

Credit Quality of Financing Receivables and Allowance for Credit Losses – The Company’s operating subsidiaries do not provide financing to their customers in the ordinary course of business.  However, the Company does have the FMG Note, which had a balance of $43,237,000 at September 30, 2012 that meets the accounting definition of a finance receivable.  As discussed above, in October 2012 the FMG Note was redeemed for more than the carrying amount.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by the Company’s management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information the Company believes relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments to prior periods may be required.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At September 30, 2012, the book value of goodwill was $18,805,000.

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

Approximately 94% of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) and by U.S. Government agencies (GNMA) which are carried on the balance sheet at their estimated fair value of $609,602,000 at September 30, 2012.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair values of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $43,972,000 at September 30, 2012.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

The minority owners of National Beef have the right to require the Company to purchase their interests for fair value under certain specified circumstances in the future.  The fair values of these redeemable noncontrolling interests are considered to be Level 3 inputs.  At September 30, 2012, the fair value was primarily determined using an income valuation model to calculate the present value of expected future cash flows.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate and the terminal growth rate used to calculate the capitalization rate of the terminal value.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  As of September 30, 2012, the Company’s accrual for contingent losses was not significant.

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

A summary of results of continuing operations for the Company for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations
before income taxes and income (losses)
related to associated companies:
Beef Processing Services	$41,959	$–	$71,299	$–
Manufacturing:
Idaho Timber	1,700	(290)	6,030	(2,285)
Conwed Plastics	4,079	1,221	9,479	6,251
Gaming Entertainment	3,345	1,989	9,329	10,482
Domestic Real Estate	(4,217)	(792)	(7,399)	80,481
Medical Product Development	(11,254)	(18,457)	(32,559)	(31,900)
Other Operations	(4,244)	(472)	(13,564)	(14,465)
Corporate	110,768	33,521	531,965	562,775
Total consolidated income from continuing
operations before income taxes and income
(losses) related to associated companies	142,136	16,720	574,580	611,339

Income (losses) related to associated companies
before income taxes	53,699	(458,328)	105,391	(728,440)
Total consolidated income (loss) from
continuing operations before income taxes	195,835	(441,608)	679,971	(117,101)

Income taxes:
Income from continuing operations before
income (losses) related to associated companies	61,208	13,723	231,021	242,069
Associated companies	17,682	(161,516)	33,155	(257,784)
Total income taxes	78,890	(147,793)	264,176	(15,715)

Income (loss) from continuing operations	$116,945	$(293,815)	$415,795	$(101,386)

Beef Processing Services

As more fully discussed in the 2011 10-K, National Beef was acquired in December 2011.  A summary of results of operations for National Beef for the three and nine month periods ended September 30, 2012 is as follows (in thousands):

	For the Three Month	For the Nine Month
	Period Ended	Period Ended
	September 30, 2012	September 30, 2012

Revenues and other income	$1,909,358	$5,615,003

Expenses:
Cost of sales	1,830,127	5,430,674
Interest	2,988	9,288
Salaries and incentive compensation	6,710	19,864
Depreciation and amortization	20,803	61,868
Selling, general and other expenses	6,771	22,010
	1,867,399	5,543,704

Income before income taxes	$41,959	$71,299

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

The U.S. Department of Agriculture (“USDA”) regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the nine months of 2012 was the lowest ratio for the corresponding periods during the past ten years.  Due in part to the declining U.S. cattle herd, during this period average cattle prices increased to record levels; however, National Beef’s per head revenue did not increase as much as its per head cost for cattle, resulting in reduced margins.

During the three and nine month 2012 periods, revenues from beef processing operations increased compared to the pre-acquisition periods, principally due to price increases. However, gross margins declined due to the lower trending cutout ratio described above. Depreciation and amortization expenses include $11,308,000 and $33,933,000 for the three and nine months ended September 30, 2012, respectively, of amortization expenses related to identifiable intangible assets recorded at the date of acquisition.

As part of National Beef’s operations, it is exposed to market risks from changes in certain commodity prices.  To manage these risks, National Beef may enter into forward purchase contracts for cattle and exchange traded futures and options contracts for cattle or grain.  While these instruments are intended to mitigate market risks, they are not designated and accounted for as hedges; accordingly, the gains and losses associated with changes in fair value of derivative financial instruments are recorded in net sales or cost of goods sold in the period of change.  Income (losses) related to these activities reflected in revenues and cost of sales were $(2,505,000) and $131,000, respectively, for the three months ended September 30, 2012 and $(279,000) and $(588,000), respectively, for the nine months ended September 30, 2012.

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

National Beef has received notice from Wal-Mart that it intends to discontinue using National Beef as a provider of its case-ready products in 2013.  National Beef has two case-ready processing facilities, one of which is completely dedicated to Wal-Mart’s business and the other substantially so dedicated, with an aggregate book value of $46,562,000 at September 30, 2012.  Total case-ready revenues were approximately 7% of National Beef consolidated revenues for the nine months ended September 30, 2012, but as a value-added product, case-ready products have historically constituted a higher percentage of National Beef’s gross margin.  Since 2008, case-ready products have represented from 10% to 21% of National Beef’s total gross margin, and are at the higher end of that range in 2012 due, in part, to reduced gross margin from other National Beef products.

National Beef is currently pursuing replacement business for its case-ready facilities once Wal-Mart discontinues using National Beef; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  The Company has evaluated National Beef’s tangible and intangible assets for impairment as of September 30, 2012 and has concluded that they are not impaired; its evaluation included an estimate of expected future cash flows to be generated by the case-ready facilities from prospective customers who have not, as yet, committed to purchase case-ready products from National Beef.  If National Beef is unsuccessful in securing any new case-ready business, the Company does not believe it will need to record any impairment to its intangible assets or goodwill.  However, if National Beef concludes its best course of action is to close one or both case-ready facilities, impairment charges may be recorded if the fair value of those facilities on a held for sale basis is less than the book value.

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Revenues and other income	$42,241	$42,116	$123,949	$124,129

Expenses:
Cost of sales	37,465	39,458	108,402	117,494
Salaries and incentive compensation	1,418	1,303	4,323	3,880
Depreciation and amortization	1,037	1,035	3,109	3,102
Selling, general and other expenses	621	610	2,085	1,938
	40,541	42,406	117,919	126,414

Income (loss) before income taxes	$1,700	$(290)	$6,030	$(2,285)

Idaho Timber’s revenues reflect a decrease in average weekly shipments of approximately 9% and 10%, respectively, for the three and nine month 2012 periods as compared to the same periods in 2011 and an increase in average selling prices of approximately 19% and 11%, respectively, for the 2012 periods as compared to the 2011 periods.  Shipping volume continues to reflect the depressed state of the U.S. housing market.  While housing starts increased in the three and nine month 2012 periods as compared to the same periods in 2011, they remain low by historical standards.  Idaho Timber believes that the abundance of existing homes available for sale in the market and high unemployment will continue to impact housing starts and Idaho Timber’s revenues.

Raw material costs, the largest component of cost of sales (approximately 79% of cost of sales), reflect the lower shipment volume.  Raw material cost per thousand board feet increased approximately 12% for the three month 2012 period and were largely unchanged for the nine month 2012 period.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Revenues and other income	$24,416	$21,256	$68,005	$67,695

Expenses:
Cost of sales	17,241	16,441	49,501	50,610
Salaries and incentive compensation	1,675	1,512	4,537	4,898
Depreciation and amortization	77	67	190	231
Selling, general and other expenses	1,344	2,015	4,298	5,705
	20,337	20,035	58,526	61,444

Income before income taxes	$4,079	$1,221	$9,479	$6,251

Conwed Plastics’ revenues increased for the three month 2012 period as compared to the same period in 2011 primarily due to greater revenue in the erosion control market related to its third quarter acquisition of a lightweight netting business as well as a new customer in Europe.  Revenues for the three and nine month 2012 periods also reflect declines in the packaging market principally due to the sale of Conwed Plastics’ Mexican plant in 2011, and for the nine month 2012 period declines particularly in the consumer products market due to certain customers carrying excess inventory into the current year and some of its products no longer being used in certain of its customers’ products.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  Conwed Plastics’ polypropylene resin costs were lower in the 2012 periods as compared to the same periods in 2011.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  The increase in gross margin in the three and nine month 2012 periods as compared to the 2011 periods was primarily due to lower resin costs, changes in the product mix, and for the three month 2012 period greater sales volume.

Selling, general and other expenses for the 2011 periods include a charge to write off an intangible asset due to the loss of a major customer in Mexico of $502,000, and for the nine month 2011 period, severance costs and professional fees related to employment matters aggregating $634,000.

Gaming Entertainment

A summary of results of operations for Premier for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Revenues and other income	$30,257	$28,616	$91,972	$89,918

Expenses:
Direct operating expenses	22,080	21,184	67,117	65,006
Interest	–	–	–	33
Salaries and incentive compensation	621	629	1,883	1,868
Depreciation and amortization	2,324	4,177	10,838	12,561
Selling, general and other expenses	1,887	637	2,805	(32)
	26,912	26,627	82,643	79,436

Income before income taxes	$3,345	$1,989	$9,329	$10,482

Premier’s gaming revenues increased approximately 7% for the three month 2012 period as compared to the 2011 period, principally due to a large table game payout to a single customer in the 2011 period.  Gaming revenues modestly increased for the nine month 2012 period as compared to the 2011 period principally due to higher slot machine revenue.  Gaming revenues for the entire Biloxi market increased approximately 3% for the three month 2012 period as compared to the same period in 2011 and were largely unchanged for the nine month 2012 period as compared to the same period in the prior year.

The increase in direct operating expenses in the three and nine month 2012 periods as compared to the 2011 periods primarily reflects greater marketing and promotional costs, contract labor costs, employee benefits costs and food and beverage costs.

Depreciation and amortization expense decreased for the 2012 periods as compared to 2011 principally due to certain assets becoming fully depreciated.

Selling, general and other expenses for the 2012 periods include a charge of $1,439,000 relating to Hurricane Isaac, primarily for cleanup and repairs.  Selling, general and other expenses for the nine month 2011 period include a credit for $2,241,000 to reduce a previously recorded Bankruptcy Court award that was settled for a lesser amount, as more fully described in the 2011 10-K.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Revenues and other income	$3,474	$3,110	$10,304	$91,861

Expenses:
Interest	–	–	–	34
Depreciation and amortization	897	854	2,640	2,602
Other operating expenses	6,794	3,048	15,063	8,744
	7,691	3,902	17,703	11,380

Income (loss) before income taxes	$(4,217)	$(792)	$(7,399)	$80,481

Revenues and other income for the nine month 2011 period includes a gain on forgiveness of debt of $81,848,000 related to the Myrtle Beach project.  As more fully discussed in the 2011 10-K, in January 2011 a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000 at December 31, 2010.  The Company had previously recorded impairment charges related to this project aggregating $114,900,000.  The increase in other operating expenses in the three and nine month 2012 periods as compared to the 2011 periods primarily reflects $3,607,000 and $4,035,000, respectively, of impairment charges for various real estate projects, and for the nine month 2012 period additional commissions and other operating expenses at the Myrtle Beach project.

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

Medical Product Development

A summary of results of operations for Sangart for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Revenues and other income	$81	$105	$280	$278

Expenses:
Salaries and incentive compensation	3,515	3,190	10,295	9,436
Depreciation and amortization	206	214	629	635
Selling, general and other expenses	7,614	15,158	21,915	22,107
	11,335	18,562	32,839	32,178

Loss before income taxes	$(11,254)	$(18,457)	$(32,559)	$(31,900)

Sangart’s selling, general and other expenses for the three and nine month 2011 periods include $10,000,000 in research and development costs related to a new patent license, and for the nine month 2011 period, an expense reduction of $4,458,000 related to share-based awards previously granted to a former officer, the fair value of which had declined.  Sangart’s research and development costs exclusive of the new patent license increased by $2,335,000 and $4,699,000 for the three and nine month 2012 periods, respectively, as compared to the 2011 periods, primarily due to increased clinical trial activity.

Sangart is a development stage company that does not have any revenues from product sales.  During 2010, Sangart completed a Phase 2a proof of concept clinical trial of MP4OX in trauma patients in Europe and South Africa.  Study results were considered to be successful and supported the conduct of a larger Phase 2b clinical study in trauma patients, which commenced in the second quarter of 2011.  In October 2012, Sangart completed the patient enrollment in this Phase 2b study and expects results to be available in the first quarter of 2013.  If this larger Phase 2b study were to be successful, Sangart would have to conduct Phase 3 clinical studies in trauma patients.  Completing these studies will take a few years at substantial cost, and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in the trauma market.

Other Operations

A summary of results of operations for other operations for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Revenues and other income	$18,735	$18,882	$55,386	$49,628

Expenses:
Salaries and incentive compensation	2,653	2,235	7,339	6,315
Depreciation and amortization	1,643	1,523	4,787	4,012
Selling, general and other expenses	18,683	15,596	56,824	53,766
	22,979	19,354	68,950	64,093

Loss before income taxes	$(4,244)	$(472)	$(13,564)	$(14,465)

The change in revenues and other income for the nine month 2012 period primarily reflects $9,180,000 of increased revenues at the winery operations relating to the acquisition of Seghesio Family Vineyards in June 2011.  Revenues and other income for the three and nine month 2011 periods include $1,847,000 and $4,726,000, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred; such amounts were not significant in 2012.

Selling, general and other expenses include $8,101,000 and $4,625,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $23,726,000 and $23,156,000 for the nine month periods ended September 30, 2012 and 2011, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses for the nine month 2012 period also reflects $3,130,000 of greater costs at the winery operations.

Corporate

A summary of results of operations for corporate for the three and nine month periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Revenues and other income (including net
securities gains)	$158,933	$85,666	$717,650	$749,514

Expenses:
Interest	18,118	27,512	62,006	84,169
Salaries and incentive compensation	13,451	(514)	43,304	28,453
Depreciation and amortization	3,385	5,581	16,521	16,065
Selling, general and other expenses	13,211	19,566	63,854	58,052
	48,165	52,145	185,685	186,739

Income before income taxes	$110,768	$33,521	$531,965	$562,775

Net securities gains for Corporate aggregated $154,207,000 and $7,275,000 for the three months ended September 30, 2012 and 2011, respectively, and $581,669,000 and $539,219,000 for the nine months ended September 30, 2012 and 2011, respectively.  Net securities gains include gains of $125,826,000 and $543,713,000 for the three and nine month 2012 periods and $527,351,000 for the nine month 2011 period, resulting from sales of common shares of Fortescue.  Net securities gains are net of impairment charges of $2,461,000 and $1,595,000 for the nine month 2012 and 2011 periods, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income declined $10,098,000 and $22,164,000 in the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011, principally due to decreased cash dividends of $6,031,000 and $12,462,000, respectively, paid on Fortescue’s common shares and less investment income due to a smaller amount of fixed income securities.  Other income, which decreased $63,567,000 and $52,150,000 in the three and nine month 2012 periods, respectively, as compared to the same periods in 2011, includes $0 and $63,723,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $116,809,000 and $168,239,000 for the nine month periods ended September 30, 2012 and 2011, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  Depreciation and amortization expenses include prepaid mining interest amortization of $0 and $3,037,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $6,942,000 and $8,187,000 for the nine month periods ended September 30, 2012 and 2011, respectively.  As discussed above, Chichester redeemed the FMG Note for aggregate cash consideration of $715,000,000 in October 2012; pursuant to the terms of the redemption, interest on the FMG Note ceased accruing as of July 1, 2012.  The Company will record a pre-tax gain of approximately $526,000,000 in the fourth quarter of 2012.

The decrease in interest expense for the three and nine month 2012 periods as compared to the same periods in 2011 primarily reflects decreased interest expense related to the repurchase of certain of the Company’s debt securities during the first quarter of 2012 and during 2011.

The change in salaries and incentive compensation expense in the three and nine month 2012 periods as compared to the same periods in 2011 principally reflected changes in accrued incentive bonus expense related to the Company’s Senior Executive Annual Incentive Bonus Plan and decreased share-based compensation expense.  Bonus accruals under this bonus plan, which are based on a percentage of pre-tax profits as defined in the plan, increased by $14,710,000 and $22,037,000, respectively, for the three and nine month 2012 periods as compared to the same periods in 2011.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $3,406,000 and $4,319,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $10,630,000 and $18,616,000 for the nine month periods ended September 30, 2012 and 2011, respectively.  Share-based compensation expense decreased in the three and nine month 2012 periods as compared to the same periods in 2011 principally due to the warrants granted under the Company’s senior executive warrant plan in the second quarter of 2011, which were issued and vested 20% upon shareholder approval in May 2011, and certain option grants becoming fully vested in the fourth quarter of 2011.

Selling, general and other expenses include expenses related to the repurchase of certain of the Company’s debt securities of $23,972,000 and $6,352,000 for the nine month 2012 and 2011 periods, respectively.  The change in selling, general and other expenses for the three and nine month 2012 periods as compared to the same periods in 2011 also reflects lower legal and other professional fees, including fees for consummated transactions, of $5,216,000 and $8,478,000, respectively, and lower severance expense of $1,600,000 and $2,118,000, respectively.

For the three and nine months ended September 30, 2012, the provisions for income taxes includes $1,096,000 and $12,174,000, respectively, for foreign taxes principally related to interest on the FMG Note and $11,788,000 and $22,188,000, respectively, for state income taxes.  These are the principal reasons why the Company’s effective tax rates are greater than the federal statutory rate in 2012.

For the nine months ended September 30, 2011, the provision for income taxes includes a charge related to the excess of the tax benefit recognized for accounting purposes over the actual tax benefit realized upon the exercise of warrants in March 2011.  The provisions for income taxes for the three and nine month periods ended September 30, 2011 also include $4,344,000 and $12,085,000, respectively, for foreign taxes principally related to interest on the FMG Note and, for the nine month period, a dividend paid by Fortescue.  These are the principal reasons why the Company’s effective tax rates are greater than the federal statutory rate in 2011.

Associated Companies

Income (losses) related to associated companies for the three and nine month periods ended September 30, 2012 and 2011 includes the following (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Jefferies	$44,955	$(431,755)	$9,571	$(751,270)
Mueller	(15,530)	(5,363)	30,018	(5,363)
JHYH	9,092	(18,293)	23,365	(4,368)
Berkadia	12,221	(5,561)	26,451	16,135
Garcadia companies	8,506	5,595	25,488	14,593
Linkem	(6,040)	–	(14,308)	–
HomeFed	639	590	77	168
Brooklyn Renaissance Plaza	1,115	1,211	3,096	3,925
Other	(1,259)	(4,752)	1,633	(2,260)
Income (losses) related to associated companies
before income taxes	53,699	(458,328)	105,391	(728,440)
Income tax provision (benefit)	17,682	(161,516)	33,155	(257,784)
Income (losses) related to associated companies,
net of taxes	$36,017	$(296,812)	$72,236	$(470,656)

As discussed above, the Company accounts for its investments in Jefferies and Mueller (which has been sold) at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments.

Discontinued Operations

Oil and Gas Drilling Services

As discussed above, in the third quarter of 2012, the Company entered into an agreement to sell Keen for aggregate consideration of $137,500,000; the sale closed in October 2012.  The Company recorded a pre-tax loss on sale of discontinued operations of $19,310,000 ($12,551,000 after taxes) for the periods ended September 30, 2012.  Pre-tax income (loss) of Keen was $(2,937,000) and $2,110,000 for the three months ended September 30, 2012 and 2011, respectively, and $(5,344,000) and $6,213,000 for the nine months ended September 30, 2012 and 2011, respectively.

Other Operations

In September 2012 the Company sold its small Caribbean-based telecommunications provider for aggregate consideration of $28,006,000 and recognized a pre-tax gain on sale of discontinued operations of $12,193,000 ($7,925,000 after taxes).  This business’ historical results of operations were not significant and accordingly have not been classified as discontinued operations.

Other

During the third quarter of 2012 and the second quarter of 2011, the Company recognized as income from discontinued operations distributions received from Empire of $5,663,000 and $2,748,000, respectively.  Empire, which has been undergoing a voluntary liquidation, was classified as a discontinued operation in 2001 and the Company fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York Insurance Department.  For income tax purposes, the payments were treated as non-taxable distributions paid by a subsidiary.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns and the current recession; changes in the market prices of publicly traded securities and entities that invest in publicly traded securities, particularly during times of increased volatility in securities prices; changes in the U.S. housing and commercial real estate markets; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; negative impact of hedging and derivative positions; unfavorable labor relations with its employees; declines in the prices of base metals (primarily copper); compliance with government laws and regulations; changes in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding and regulatory approvals to develop large scale energy projects and for medical product development and clinical trial activities; substantial investments in companies whose operating results are greatly affected by the economy and financial markets; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our net deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms and drought; our ability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of the Company’s investments.  For additional information see Part I, Item 1A. Risk Factors in the 2011 10-K.

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

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings, see the description set forth in Note 17, Litigation, in the Notes to Interim Consolidated Financial Statements, in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.

Item 6.	Exhibits.

10.1
Deed of Release, Termination and Settlement dated 19 September 2012 between Fortescue Metals Group Ltd (Fortescue) and Chichester Metals Pty Ltd (Chichester), and John Andrew Henry Forrest (Forrest) and Leucadia National Corporation (Leucadia) and Baldwin Enterprises Inc. (Baldwin) (filed as Exhibit 10.1 to the Form 8-K filed September 19, 2012).

10.2
Share Repurchase Agreement dated September 23, 2012 among Leucadia National Corporation, BEI-Longhorn, LLC and Mueller Industries, Inc. (filed as Exhibit 10.1 to the Form 8-K filed September 24, 2012).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: November 6, 2012	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

10.1
Deed of Release, Termination and Settlement dated 19 September 2012 between Fortescue Metals Group Ltd (Fortescue) and Chichester Metals Pty Ltd (Chichester), and John Andrew Henry Forrest (Forrest) and Leucadia National Corporation (Leucadia) and Baldwin Enterprises Inc. (Baldwin) (filed as Exhibit 10.1 to the Form 8-K filed September 19, 2012).

10.2
Share Repurchase Agreement dated September 23, 2012 among Leucadia National Corporation, BEI-Longhorn, LLC and Mueller Industries, Inc. (filed as Exhibit 10.1 to the Form 8-K filed September 24, 2012).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders Equity and (vi) the Notes to Consolidated Financial Statements.