Form 10-K
period 2012-12-31
LEUCADIA NATIONAL CORP
filed 2013-02-25
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]   No  [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2012 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $4,234,358,000.

On February 14, 2013, the registrant had outstanding 244,582,588 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

PART I

Item 1.                      Business.

The Company

The Company is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including beef processing, manufacturing, gaming entertainment, real estate activities, medical product development and winery operations.  The Company also owns approximately 28% of the outstanding common stock of Jefferies Group, Inc. (“Jefferies”), a full-service investment bank listed on the New York Stock Exchange (“NYSE”) (Symbol: JEF), that is accounted for at fair value.  The Company owns equity interests in operating businesses which are accounted for under the equity method of accounting, including a commercial mortgage origination and servicing business and, in partnership with Jefferies, an equity investment in Jefferies High Yield Holdings, LLC (“JHYH”), a broker-dealer engaged in making markets and trading of high yield and special situation securities.  The Company concentrates on return on investment and cash flow to maximize long-term shareholder value.  Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses.  Changes in the mix of the Company’s businesses and investments should be expected.

Shareholders’ equity has grown from a deficit of $7,657,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company’s Chairman and President), to a positive shareholders’ equity of $6,767,268,000 at December 31, 2012, equal to a book value per common share of the Company (a “common share”) of negative $.04 at December 31, 1978 and $27.67 at December 31, 2012.  Shareholders’ equity and book value per share amounts have been reduced by the $811,925,000 special cash dividend paid in 1999.

In November 2012, the Company entered into an agreement and plan of merger with Jefferies pursuant to which Jefferies will become a wholly-owned subsidiary of the Company (the “Jefferies Merger”).  Each share of Jefferies common stock will be converted into the right to receive 0.81 of a Company common share (the “Exchange Ratio”), and the exchange is intended to be tax-free to Jefferies’ shareholders.  The transaction is subject to customary closing conditions, including approval to effect the merger by shareholders of both companies, and if approved is expected to close promptly following the Leucadia and Jefferies shareholder meetings, which are scheduled to occur on February 28, 2013.  In connection with the Merger, Jefferies current Chief Executive Officer and current Executive Committee Chairman will become the new Chief Executive Officer and new President, respectively, of the Company.  For more information about the Merger see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Resources.

On February 1, 2013, the Company declared a pro rata dividend of all of the outstanding shares of common stock of the Crimson Wine Group, Ltd. (“Crimson”), a holding company through which the Company has historically conducted its winery operations.  The dividend is structured to qualify as a tax-free spin-off for U.S. federal income tax purposes.  The Company’s common shareholders on February 11, 2013, the record date, will receive one share of Crimson common stock for every ten common shares of the Company, with cash in lieu of fractional shares, on February 25, 2013.  The Crimson distribution will result in the separation of Crimson from the Company and the recording of a dividend of approximately $197,000,000 during the first quarter of 2013.  The distribution was a condition to the Jefferies Merger.

During 2012, the Company sold its remaining common shares of Fortescue Metals Group Ltd (“Fortescue”), and recognized aggregate Corporate securities gains of $543,713,000.  The Company’s initial investment in Fortescue also included a $100,000,000 unsecured note of Fortescue’s subsidiary, Chichester Metals Pty Ltd (“Chichester”), that accrued interest at 4% of the revenue, net of government royalties, invoiced from the iron ore produced from certain project areas (the “FMG Note”).  During the fourth quarter of 2012, Chichester redeemed the FMG Note for aggregate cash consideration of $715,000,000, resulting in the recognition of a pre-tax gain of $526,184,000, and the parties agreed to settle all pending litigation and disputes without any additional payment.  The Company has received aggregate cash proceeds in excess of its investment of $2,313,272,000, which reflects all sales of Fortescue common shares, interest collected on the FMG Note (net of withholding taxes), the redemption of the FMG Note, expenses and the cost of its investment.

In October 2012, the Company sold Keen Energy Services, LLC (“Keen”) for cash consideration of $100,000,000 and a four-year interest bearing promissory note issued by the purchaser which was valued at $37,500,000.  The Company also retained Keen’s net working capital, principally customer receivables and trade payables.  The Company recorded a pre-tax loss on sale of discontinued operations of $18,045,000.

The Company’s beef processing operations are conducted through its 78.9% interest in National Beef Packing Company, LLC (“National Beef”).  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.

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

The Company and certain of its subsidiaries have federal income tax net operating loss carryforwards (“NOLs”) of approximately $3,637,000,000 at December 31, 2012.  For more information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, the term “Company” refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

Investor Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically.  Material filed by the Company can also be inspected at the offices of the NYSE, 11 Wall Street, 15th floor, New York, NY 10005, on which the Company’s common shares are listed.

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

Associated companies include equity interests in other entities that the Company accounts for under the equity method of accounting.  Investments in associated companies that are accounted for under the equity method of accounting include HomeFed Corporation (“HomeFed”), a corporation engaged in real estate activities, Linkem S.p.A. (“Linkem”), a wireless broadband services provider in Italy, JHYH, Berkadia and Garcadia, a joint venture that owns automobile dealerships.  Associated companies also include the Company’s investment in Jefferies and its former investment in Mueller, which are accounted for at fair value rather than under the equity method of accounting.

Corporate assets primarily consist of the deferred tax asset, investments and cash and cash equivalents and corporate revenues primarily consist of investment and other income and securities gains and losses.  Corporate assets include the Company’s investment in the common shares of Inmet Mining Corporation (“Inmet”), a Canadian-based global mining company, and, as of December 31, 2011 and 2010, its investment in Fortescue.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has a manufacturing and sales facility located in Belgium and National Beef has sales offices in and exports its products to various countries; these are the only significant foreign operations with non-U.S. revenue or assets that the Company consolidates.  Unconsolidated non-U.S. based investments include the investments in Inmet and Linkem.

Certain information concerning the Company’s segments is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired, which was December 30, 2011 for National Beef.  Since National Beef’s operating activities subsequent to the acquisition during 2011 were not significant they have not been included in the Company’s 2011 consolidated statement of operations.  Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes and identifiable assets employed.

	2012	2011	2010
	(In thousands)
Revenues and other income (a):
Beef processing	$7,480,934	$–	$–
Manufacturing:
Idaho Timber	163,513	159,026	172,908
Conwed Plastics	89,357	85,961	87,073
Gaming Entertainment	119,339	117,238	114,809
Domestic Real Estate	10,925	96,501	17,075
Medical Product Development	377	378	123
Other Operations (b)	69,620	69,038	67,119
Corporate (c)	1,259,624	906,480	744,337
Total consolidated revenues and other income	$9,193,689	$1,434,622	$1,203,444

Income (loss) from continuing operations before income taxes:
Beef Processing	$59,048	$–	$–
Manufacturing:
Idaho Timber	6,397	(3,787)	547
Conwed Plastics	11,453	5,916	8,803
Gaming Entertainment	13,209	12,616	(2,159)
Domestic Real Estate	(11,895)	80,919	(54,935)
Medical Product Development	(44,963)	(42,696)	(25,443)
Other Operations (b)	(44,814)	(24,374)	(17,487)
Income (loss) related to Associated Companies	420,008	(612,362)	375,021
Corporate (c)	978,085	648,861	473,614
Total consolidated income from continuing
operations before income taxes	$1,386,528	$65,093	$757,961

Depreciation and amortization expenses:
Beef Processing	$83,063	$–	$–
Manufacturing (d):
Idaho Timber	5,339	5,299	6,131
Conwed Plastics	6,638	6,509	9,068
Gaming Entertainment	12,882	16,785	16,657
Domestic Real Estate	3,582	3,461	6,163
Medical Product Development	853	845	870
Other Operations (d)	10,227	9,922	7,183
Corporate	19,727	23,296	20,979
Total consolidated depreciation and amortization expenses	$142,311	$66,117	$67,051

Identifiable assets employed:
Beef Processing	$1,797,152	$1,786,855	$–
Manufacturing:
Idaho Timber	76,084	71,859	84,436
Conwed Plastics	83,816	56,539	60,822
Gaming Entertainment	236,691	243,888	253,221
Domestic Real Estate	244,635	254,885	255,027
Medical Product Development	34,388	27,893	16,950
Other Operations	209,622	226,051	165,644
Investments in Associated Companies	1,884,646	1,991,795	2,274,163
Corporate	4,782,084	4,388,961	6,004,942
Assets of discontinued operations	–	214,463	235,093
Total consolidated assets	$9,349,118	$9,263,189	$9,350,298

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)
Other operations includes pre-tax losses of $32,832,000, $28,598,000 and $16,076,000 for the years ended December 31, 2012, 2011 and 2010, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues or identifiable assets associated with these activities in any period; however, other income includes $5,366,000 and $11,143,000 in 2011 and 2010, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred.  Such amounts were not significant in 2012.

(c)
Net securities gains for Corporate aggregated $590,581,000, $641,480,000 and $179,494,000 during 2012, 2011 and 2010, respectively.  Corporate net securities gains are net of impairment charges of $2,461,000, $3,586,000 and $2,474,000 during 2012, 2011 and 2010, respectively.  In 2012, 2011 and 2010, security gains included gains of $543,713,000, $628,197,000 and $94,918,000 from the sale of the Company’s common shares of Fortescue.  In 2010, security gains also include a gain of $66,200,000 from the sale of the Company’s investment in Light and Power Holdings, Ltd. (“LPH”).  Corporate investment and other income includes a gain on the redemption of the FMG Note of $526,184,000 in 2012 and a gain on the sale of its remaining interest in its Cobre Las Cruces copper mining project (“Las Cruces”) of $383,369,000 in 2010.

(d)	Includes amounts classified as cost of sales.

(e)
For the year ended December 31, 2012, interest expense was comprised of beef processing ($12,431,000) and corporate ($80,150,000).  For the years ended December 31, 2011 and 2010, interest expense was primarily comprised of corporate; interest expense for other segments was not significant.

At December 31, 2012, the Company and its consolidated subsidiaries had 10,943 full-time employees.

Beef Processing

Business Description

The Company acquired 78.9% of National Beef on December 30, 2011.  National Beef, headquartered in Kansas City, Missouri, is one of the largest beef processing companies in the U.S., accounting for approximately 14.5% of the federally inspected steer and heifer slaughter during 2012, as reported by the United States Department of Agriculture (“USDA”).  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.  The net book value of the Company’s investment in National Beef was $860,080,000 at December 31, 2012.

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

Approximately 91% of National Beef’s revenues are generated from the sale of fresh beef.  In addition, National Beef sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  National Beef also owns 75% of Kansas City Steak Company, LLC (“Kansas City Steak”), which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  National Beef operates a wet blue tanning facility that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  Wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather.  National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties.

The demand for beef products is generally highest in the spring and summer months.

Sales and Marketing

The sales office for National Beef’s domestic operations is responsible for selling and coordinating the movement of approximately 47 million pounds per week of boxed beef products to customers.  National Beef markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and distributors, further processors and the United States military.  National Beef exports products to more than 30 countries; export sales currently represent approximately 12% of annual revenues.  In 2012, Walmart represented approximately 10% of National Beef’s revenues, and its top 10 customers accounted for approximately 30% of revenues.

During 2012, National Beef received notice from Walmart that it intends to discontinue using National Beef as a provider of its case-ready products in 2013.  National Beef has two case-ready processing facilities, one of which is completely dedicated to Walmart’s business and the other substantially so dedicated.  Total case-ready revenues were approximately 7% of National Beef consolidated revenues during 2012, but as a value-added product, case-ready products have historically constituted a higher percentage of National Beef’s gross margin.  Since 2008, case-ready products have represented from 10% to 26% of National Beef’s total gross margin, and are at the higher end of that range in 2012 due, in part, to reduced gross margin from other National Beef products.  National Beef is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  During the first quarter of 2013, the two case-ready facilities will begin to operate at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities.  In connection with the reduction in the labor force, National Beef will record a charge estimated to be approximately $2,900,000 during the first quarter of 2013.

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

National Beef has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”), the current owner of a 15.1% interest in National Beef that sold a substantial portion of its ownership interest to the Company.  USPB has agreed to supply, and National Beef has agreed to purchase through USPB from the members of USPB, 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30 thereafter, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.  During 2012, National Beef purchased approximately 21% of the total cattle it processed from USPB members pursuant to the cattle supply agreement.  National Beef also purchased additional cattle from certain USPB members outside of the cattle supply agreement.

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

Regulation and Environmental

National Beef’s operations are subject to extensive regulation by the USDA including its Food Safety and Inspection Service (“FSIS”) and its Grain Inspection, Packers and Stockyards Administration (“GIPSA”), the Food and Drug Administration (“FDA”), the U.S. Environmental Protection Agency (“EPA”) and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.

National Beef is subject to the Packers and Stockyards Act of 1921 (“PSA”).  Among other things, this statute generally requires National Beef to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price.  Under the PSA, National Beef must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment.  At December 31, 2012, National Beef has obtained from an insurance company a surety bond in the amount of $45,640,000 to satisfy these requirements.

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

Employees

National Beef has approximately 9,300 employees, of which approximately 6,600 are currently represented by collective bargaining agreements.  Approximately 2,600 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017.  Approximately 2,700 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2016.  Approximately 1,100 employees at the Brawley plant are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire in December 2013.  Approximately 130 employees at the St. Joseph plant are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in May 2014.

Manufacturing
Idaho Timber

Business Description

Idaho Timber, which was acquired in May 2005, is headquartered in Boise, Idaho and is engaged in the manufacture and/or distribution of various wood products.  Idaho Timber’s principal product lines include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4” radius-edge, pine decking.  The net book value of the Company’s investment in Idaho Timber was $64,994,000 at December 31, 2012.

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

Sales and Marketing

Idaho Timber primarily markets to local, regional and national lumber retailers for its dimension lumber products, home improvement centers for its home center board products and decking treaters for its sawmill product, and other resellers of home construction materials.  For dimension lumber products, sales are primarily generated at each of the plants, with a dedicated sales force located in the same geographic region as the customers the plant serves.  Board and decking products are sold and managed centrally.  Sales of home center board products are heavily dependent on national home center chains.  Idaho Timber’s sales are somewhat concentrated in regions where its facilities are located, with the largest being North Carolina, 12%; Florida, 12%; New Mexico, 12%; and Texas, 11%.

Competition

Idaho Timber sells commodity products, and operates in an industry that is very competitive and currently suffering from continuing lack of demand due to limited housing starts and remodeling activity compared to historical standards.  Idaho Timber competes against domestic and foreign sawmills and intermediate distributors for its dimension lumber and decking products.  In some cases, Idaho Timber competes on a limited basis with the same sawmills that are a source of supply of low-grade dimension lumber.  Idaho Timber also competes for raw material purchases needed for its remanufactured dimension lumber and home center board products.  A recent increase in off-shore demand for low-grade lumber used in its remanufacturing facilities has further constrained available supply.

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

Plastics Manufacturing

Business Description

Through Conwed Plastics, which was acquired in March 1985, the Company manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products.  These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention.  The net book value of the Company’s investment in Conwed Plastics was $71,106,000 at December 31, 2012.

Certain products of Conwed Plastics are proprietary, protected by patents and/or trade secrets.  The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof.  The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a significant effect on its operations.

Sales and Marketing

Products are marketed both domestically and internationally, with approximately 21% of 2012 revenues generated by customers from Europe, Latin America, Japan and Australia.  Products are sold primarily through an employee sales force, located in the U.S. and Europe.  Conwed Plastics emphasizes development of new products and new applications of existing products to grow its revenues.  New product development focuses on market niches where proprietary technology and expertise can lead to sustainable competitive economic advantages.  Approximately half of Conwed Plastics’ revenues are generated on a make to order basis.  In addition, revenues have grown as a result of acquisitions, including the purchase of the assets of a lightweight netting business for $25,232,000 in July 2012.

Competition

Conwed Plastics is subject to domestic and international competition, generally on the basis of price, service and quality.  Conwed Plastics has 2 to 4 competitors in most of its market segments but the size and type of its competition varies by market segment.  Additionally, certain products are dependent on cyclical industries, including the construction industry.  The cost of the principal raw material used in its products, polypropylene, has increased by approximately 38% over the last three years, a continuing trend that started in 2002.  The price of polypropylene has historically fluctuated with the price of oil and natural gas but growing economies in China and India have resulted in increased demand for raw materials and raised prices globally.

Gaming Entertainment

Business Description

Premier owns the Hard Rock Hotel & Casino Biloxi, located in Biloxi, Mississippi, which opened to the public on June 30, 2007.  Acquired in 2006, the Company owns all of Premier’s common units; including outstanding loans the net book value of the Company’s investment in Premier was $219,586,000 at December 31, 2012.

The Hard Rock Hotel & Casino is located on a 10 acre site on the Mississippi Gulf Coast and has approximately 1,344 slot machines, 50 table games, four live poker tables, five restaurants (including a Hard Rock Café and Ruth’s Chris Steakhouse), a full service spa, an outdoor pool and deck, retail space, an eleven-story hotel with 325 rooms and suites and a Hard Rock Live! entertainment venue with a capacity of approximately 2,000 persons.  In addition, Premier has commenced construction of a 12-story, 154-room hotel tower on its property that is expected to cost approximately $32,500,000 and scheduled to be completed by the end of 2013.

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

The Hard Rock Biloxi’s casino is constructed over water on concrete pilings; however, the threat of hurricanes is a risk to the facility.  Premier’s current insurance policy provides up to $244,900,000 in coverage for damage to real and personal property including business interruption coverage.  The coverage is provided by a panel of U.S., Bermuda and London based insurers and is comprised of a $50,000,000 primary layer and three excess layers.  The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better.  Although the insurance policy is an all risk policy, any loss resulting from a weather catastrophe occurrence, which is defined to include damage caused by a named storm, is sublimited to $110,000,000 with a deductible of $5,000,000.

Competition

Premier faces significant competition primarily from eleven other gaming operations in the Mississippi Gulf Coast gaming market and secondarily from gaming operations in Baton Rouge and New Orleans, Louisiana as well as from a Native American casino in Atmore, Alabama.  Other competition comes from gaming operations in Lake Charles, Bossier City and Shreveport, Louisiana; Tunica and Philadelphia, Mississippi; Tampa and Hollywood, Florida and other states.  Such competition may increase if gaming operations grow in these markets or if legalized gaming expands to nearby states.  Many of Premier’s competitors are larger and have greater marketing and financial resources.

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

Domestic Real Estate

At December 31, 2012, the Company’s net investment in the domestic real estate segment was $236,258,000.  The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land.  Certain of the Company’s real estate investments and the real estate carrying values as of December 31, 2012 include: a large scale mixed-use development project located in Panama City, Florida in the early stages of development ($56,025,000); a substantially developed large scale mixed-use development project with various residential, retail and commercial space located in Myrtle Beach, South Carolina ($31,622,000); approximately 73 acres of land used by Garcadia, the automobile dealership joint venture ($56,185,000); approximately 76 acres of land located on the island of Islesboro, Maine (approved for 13 residential waterfront lots) and 45 fully developed residential lots on approximately 120 acres of land located in Rockport, Maine on Penobscot Bay, ($44,737,000 in the aggregate); and a 15 acre, unentitled air rights parcel above the train tracks behind Union Station in Washington, D.C. ($11,794,000).  None of these projects is secured by any indebtedness.

The Company owns approximately 31.4% of the outstanding common stock of HomeFed.  In addition, as a result of a 1998 distribution to all of the Company’s shareholders, approximately 7.7% and 9.4% of HomeFed is owned by the Company’s Chairman and President, respectively.  HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California.  The Company accounts for its investment in HomeFed under the equity method of accounting.  At December 31, 2012, its investment had a carrying value of $49,384,000, which is included in investments in associated companies.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  Detailed financial and other information about HomeFed may be found on its website (www.homefedcorporation.com).

Residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including markets in which the Company has real estate projects.  The slowdown in residential sales was exacerbated by turmoil in the mortgage lending and credit markets, resulting in stricter lending standards and reduced liquidity for prospective home buyers.  The Company is not actively soliciting bids for developed and undeveloped lots in Maine, and has deferred its development plans for certain other projects as well.  The Company intends to wait for market conditions to improve before marketing certain of its projects for sale.

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

Medical Product Development

Business Description

At December 31, 2012, the Company owned approximately 97% of Sangart, a development stage biopharmaceutical company principally engaged in developing medicines designed to enhance the oxygenation of oxygen deprived tissues through targeted oxygen delivery.  The Company has invested an aggregate of $261,648,000 in Sangart, principally to help fund Sangart’s ongoing product development activities and overhead costs.  Sangart became a consolidated subsidiary in 2005; the net book value of the Company’s investment in Sangart was $21,896,000 at December 31, 2012.

In 2002, Sangart commenced human clinical trials of MP4OX, a solution of cell-free hemoglobin administered intravenously to provide rapid oxygen delivery to ischemic (oxygen deprived) tissues.  The basis for Sangart’s technology is the result of more than 20 years of research in the understanding of how hemoglobin (the oxygen carrier in red blood cells) functions outside of red blood cells in a cell-free environment and how it can be used in conjunction with normal red blood cells to enhance oxygen delivery to organ tissue.  MP4 products are made from purified human hemoglobin that is extracted from fully screened and tested outdated human blood obtained from accredited blood centers, which is then bound to polyethylene glycol molecules using Sangart’s proprietary processes.  Sangart owns or exclusively licenses nineteen U.S. patents and has more than thirty applications pending worldwide covering product composition, manufacturing or methods of use.  Patents applicable to the MP4 technology do not begin to expire until 2017.

Sangart recently completed a Phase 2 clinical trial of MP4OX in 316 trauma patients.  The study was conducted at more than 50 hospitals in 15 countries.  The primary efficacy goal of the study was not met, as the MP4OX treated group did not show a statistically significant improvement in the number of patients discharged and alive after 28 days as compared to the control group that received normal standard of care treatment.  But clinically significant improvements were observed in some other measures of efficacy and no significant safety concerns were identified.  Sangart is now evaluating plans for its next clinical trial of MP4OX in trauma patients.  Sangart also recently completed a Phase 1b clinical trial of its MP4CO product in sickle cell disease patients not currently in crisis.  Study results are considered to be successful and capable of supporting Sangart’s plans to conduct a Phase 2 clinical study involving sickle cell disease patients in crisis.  If this Phase 2 study was to be successful, Sangart would then have to conduct a Phase 3 clinical study in sickle cell patients.  Completing these studies will take several years at substantial cost and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in either the trauma or the sickle cell disease markets.

In addition to obtaining requisite regulatory approvals for the manufacture and sale of MP4 products, including approval of a manufacturing facility which has yet to be built, Sangart would have to create sales, marketing and distribution capabilities prior to any commercial launch, either directly or in partnership with a service provider.  In recent years, substantially all of the funding needed for MP4 development has come from the Company.  Significant additional funding will be needed prior to regulatory approval and commercial launch; the Company is not committed to provide such funding and Sangart is currently exploring potential external sources of funding and support.

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

Other Operations

Wineries

Crimson is engaged in the production and sale of premium, ultra premium and luxury wines (i.e., wines that retail for $10 to $14, $14 to $25 and over $25 per 750ml bottle, respectively).  Crimson is headquartered in Napa, California and owns four wineries: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards and Seghesio Family Vineyards.  Pine Ridge was acquired in 1991 and has been conducting operations since 1978, the Company started Archery Summit in 1993, Chamisal Vineyards was acquired during 2008 and has been conducting operations since 1973, and Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895.  Crimson controls approximately 188 acres of vineyards in the Napa Valley, California, 120 acres of vineyards in the Willamette Valley, Oregon, 97 acres of vineyards in the Edna Valley, California, 231 acres in the Alexander Valley, California and 68 acres in the Russian River Valley, California, substantially all of which are owned and producing grapes.  Additionally, in 2005 and 2006, the Company acquired an aggregate of 611 acres of land in the Horse Heaven Hills of Washington’s Columbia Valley, of which approximately 87 acres have been developed into producing vineyards.  As mentioned above, the Company will make a tax-free distribution to its shareholders of all of the outstanding shares of Crimson common stock on February 25, 2013, resulting in the separation of Crimson from the Company.

Energy Projects

    During the past few years, the Company has been incurring costs to investigate and evaluate the development of a number of large scale domestic energy projects.  These projects plan to use gasification technology to convert different types of low grade fossil fuels into clean energy products.  The Company has also invested in certain energy projects that do not plan to use gasification technologies.  The Company has expensed costs to investigate, evaluate and obtain various permits and approvals for its various energy projects of $33,579,000, $33,964,000 and $27,220,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company is currently evaluating the development of a gasification project which would be built in Louisiana by the Company’s wholly-owned subsidiary, Lake Charles Clean Energy, LLC (“LCCE”), for an estimated total cost of between $2,300,000,000 and $2,600,000,000.  LCCE has been awarded $1,561,000,000 in tax exempt bonds to support the development of the project, which would be issued by the Lake Charles Harbor and Terminal District of Lake Charles, Louisiana, $128,000,000 of investment tax credits and received a $238,000,000 federal government grant for carbon capture and sequestration.  Receipt of these awards and grants are contingent upon satisfaction of numerous regulatory and other conditions.  The Company is not obligated to make equity contributions to LCCE until it completes its investigation, the project is approved by the Company’s Board of Directors and significant financing has been obtained from third parties, which has not yet been arranged.  The Lake Charles project is a new chemical manufacturing facility that plans to use proven quench gasification technology to produce various products from petroleum coke, a low grade solid fuel source.  The primary products to be produced by the Lake Charles project include methanol and hydrogen.  LCCE has entered into offtake agreements for the majority of its production, and has also entered into a 20-year contract for the sale of its entire carbon dioxide by-product stream which would be used for enhanced oil recovery.

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

    A subsidiary of the Company acquired a leasehold interest and certain permits to construct and operate an onshore liquefied natural gas (“LNG”) terminal and associated facilities in Warrenton, Oregon.  The project would include construction of an offshore dock and berth and onshore facilities to store up to 480,000 cubic meters of LNG.  The current plan includes construction of an approximate 86 mile long natural gas pipeline to connect to the U.S. natural gas transmission grid.  Due to the recent increases in U.S. natural gas production, LNG receiving and storage facilities now only play a role in niche markets, where insufficient pipeline infrastructure can create short-term shortages; therefore, the Company has altered its strategy to focus on  LNG exports rather than LNG imports.  A pre-filing request for an LNG export terminal was submitted to the Federal Energy Regulatory Commission in 2012.  The Company has also applied for and received from the DOE a license to export natural gas to Free Trade Agreement countries.  Numerous regulatory permits and approvals and acquisitions of rights of way for the terminal and the pipeline will be required before project construction can commence; construction of the terminal and associated facilities could potentially begin in 2014.  Completion of the project is also subject to obtaining significant financing from third parties, which has not been arranged.

Other Investments

Berkadia

Berkadia, a joint venture between Berkshire Hathaway and the Company, acquired a commercial mortgage origination and servicing business in December 2009.  The Company and Berkshire Hathaway each have a 50% equity interest in Berkadia, and each party contributed $217,169,000 of equity capital to fund the acquisition.  At December 31, 2012, the net book value of the Company’s investment in Berkadia was $172,942,000.

Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions (“CMBS”), banks, insurance companies and other financial institutions.  Berkadia is an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA.  As of December 31, 2012, Berkadia serviced approximately 28,000 loans with an unpaid principal balance of $200 billion.

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

A special servicer is a specialist in dealing with defaulted loans and is usually selected by the holder of the subordinated interest in a securitization vehicle.  Typically, a loan may be transferred from the master servicer to a special servicer if it is more than 60 days delinquent, a borrower files for bankruptcy or the master servicer determines a default is imminent.  Once a loan is transferred to special servicing, asset managers take steps to bring the account to a performing status or exercise remedies, including loan modification, foreclosure, a negotiated pay-off or a sale of the loan.  Special servicers are generally paid higher monthly servicing fees and resolution fees in connection with the loans that they service.

As a servicer, Berkadia is frequently responsible for managing, on behalf of its investors, the balances that are maintained in custodial accounts for the purposes of collecting and distributing principal and interest and for funding repairs, tenant improvements, taxes and insurance related to the mortgaged properties it services.  Berkadia derives certain economic benefits from administering these custodial accounts.  Such balances totaled in excess of $4 billion as of December 31, 2012.

Berkadia originates commercial real estate loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA using their underwriting guidelines, and will typically sell the loan to such entities shortly after it is funded.  Provided Berkadia adheres to their guidelines, these government-related entities must purchase the loan at the face amount plus accrued interest; Berkadia retains the mortgage servicing rights.  In addition, as a condition to Fannie Mae’s delegation of responsibility for underwriting, originating and servicing of loans, Berkadia assumes a shared loss position throughout the term of each loan sold to Fannie Mae, with a maximum loss percentage of 33.33% of the original principal balance of a defaulted mortgage loan.

Berkadia also originates commercial mortgage loans which are not part of the government agency programs.  Berkadia has a portfolio of loans that provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party (“Bridge loans”).  Berkadia may also from time to time originate loans intended to be conveyed into CMBS transactions sponsored by third parties (“CMBS loans”).  Bridge loans are typically floating rate loans with 1 to 3 year maturities; CMBS loans are typically 10 year fixed rate loans that Berkadia intends to hold for 3 to 6 months pending sale to a securitization vehicle.  At December 31, 2012, $532,000,000 of such loans were outstanding, substantially all of which were Bridge loans.

At the end of 2012, Berkadia acquired Hendricks & Partners, a multifamily investment sales business.  This business provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support.

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

Jefferies

The Company owns 58,006,024 Jefferies common shares (approximately 28% of the Jefferies outstanding common shares) acquired for a total cost of $980,109,000.  The Company’s investment in Jefferies is classified as an investment in an associated company and is carried at fair value, which was $1,077,172,000 at December 31, 2012.  Detailed financial and other information about Jefferies may be found on its website (www.jefferies.com).

In accordance with accounting principles generally accepted in the United States (“GAAP”), the Company is permitted to choose to measure many financial instruments and certain other items at fair value (the “fair value option”) and to report unrealized gains and losses on items for which the fair value option is elected in earnings.  The Company elected the fair value option to account for its investment in Jefferies rather than the equity method of accounting.  Income (losses) related to associated companies includes unrealized gains (losses) resulting from changes in the fair value of Jefferies of $279,589,000, $(684,397,000) and $143,298,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

JHYH

During 2007, the Company and Jefferies formed JHYH and the Company invested $350,000,000.  JHYH owns Jefferies High Yield Trading, LLC (“JHYT”), a registered broker-dealer that is engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments.  JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities.  JHYT does not invest or make markets in sub-prime residential mortgage securities.

Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH’s board, and each own 50% of the voting securities.  The organizational documents also permit passive investors to invest up to $800,000,000 in JHYH.  Jefferies also received additional JHYH securities entitling it to 20% of the profits.  The voting and non-voting interests are entitled to a pro rata share of the balance of the profits of JHYH, and are mandatorily redeemable in 2013; however, subject to completion of the Jefferies Merger, the Company intends to contribute its investment to Jefferies capital.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded pre-tax income from this investment of $33,938,000, $11,211,000 and $20,053,000, respectively, under the equity method of accounting; at December 31, 2012, the Company’s investment in JHYH was $351,835,000.

Linkem

The Company owns approximately 38% of the common shares of Linkem, a wireless broadband services provider in Italy, for an aggregate cash investment of $112,284,000.  Linkem was established in 2001 to provide wireless broadband services to Italian consumers and in 2003 became the first national airport WiFi operator in Italy.  Subsequently, Linkem expanded its wireless networks to provide WiFi services over wider coverage areas.

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

Linkem’s wireless spectrum licenses can provide geographic coverage to all of Italy.  Linkem has signed agreements with several large telecommunication companies for the use of their infrastructure, providing Linkem access to approximately 17,000 wireless towers throughout Italy.  At December 31, 2012, Linkem’s network includes over 1,000 wireless towers that can reach approximately 19 million people; Linkem has over 100,000 subscribers for its services.   Linkem plans to increase its network coverage across Italy over the next few years as it adds subscribers; expansion and customer acquisition costs are expected to result in operating losses over the next few years.  The Company accounts for Linkem under the equity method of accounting and at December 31, 2012, the net book value of the Company’s investment was $86,424,000.

Garcadia

Garcadia is a joint venture between the Company and Garff Enterprises, Inc. (“Garff”) pursuant to which Garcadia has acquired various automobile dealerships.  The Garcadia joint venture agreement specifies that the Company and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to the Company and 35% to Garff, with the exception of one dealership from which the Company receives 83% of all cash flows and another from which it receives 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in secondary market locations meeting its specified return criteria.  At December 31, 2012, Garcadia owned 18 dealerships comprised of domestic and foreign automobile makers.  The Company has received cash distributions of fees and earnings aggregating $24,395,000, $10,382,000 and $8,778,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  In addition, the Company owns the land for certain dealerships and leases it to the dealerships for rent aggregating $6,021,000, $5,654,000 and $5,062,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, the Company’s investment in Garcadia (excluding the land) was classified as an investment in associated company with a carrying value of $82,425,000.

Inmet

Inmet is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: IMN).  In August 2005, the Company sold to Inmet a 70% interest in Las Cruces, a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain, in exchange for 5,600,000 common shares of Inmet.  In November 2010, the Company sold to Inmet its remaining 30% equity interest in and subordinated sponsor loans to Las Cruces for aggregate consideration of $576,000,000.  The purchase price was comprised of $150,000,000 of cash and 5,442,413 newly issued common shares of Inmet; the Company reported a gain on the sale of $383,369,000.  At December 31, 2012, the Company owns a total of 11,042,413 Inmet common shares (approximately 15.9% of Inmet’s outstanding common shares), which are reflected on the Company’s consolidated balance sheet at market value of $823,757,000.  The Inmet shares have registration rights and may be sold in accordance with applicable securities laws.  Detailed financial and other information about Inmet may be found on its website (www.inmetmining.com).

Other

The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at February 14, 2013 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934):  Jefferies (28%), HomeFed (31.4%) and INTL FCStone Inc. (8.5%).  In addition to the Company’s equity interests in Inmet discussed above, the Company also owns a 7% equity interest in JZ Capital Partners Limited, a British company traded on the London Stock Exchange.

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

The change of principal executive officers of Leucadia that will occur if the Jefferies Merger is consummated may cause Leucadia’s investment results to be less successful than in the past.  The Company has been dependent upon the services of its current principal executive officers, Ian M. Cumming and Joseph S. Steinberg, for more than 32 years.  As a result of the Jefferies Merger, Richard B. Handler will become Chief Executive Officer and Brian P. Friedman will become President of the Company, while continuing their current positions as the principal executive officers of Jefferies after the Jefferies Merger is consummated.  Leucadia’s financial condition, results of operations and trading price of its shares may be adversely affected if future investments under the new leadership are not successful.  For a discussion of additional risk factors related to the Company following completion of the Jefferies Merger, see Exhibit 99.1 filed herewith and incorporated herein.

We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and have been adversely affected by recent economic conditions.  The Company operates in industries that sell commodity products and services, including beef processing and manufacturing, which are very competitive with product pricing often being the most significant factor to customers.  Certain industries have seen a consolidation of the customer base, which tends to increase competition and pricing pressure.  In addition, starting in 2008, the recession and general economic conditions have adversely affected operating results in the manufacturing, gaming entertainment and domestic real estate segments, which is likely to continue until the economy fully recovers.  The performance of these business units during this period has resulted in a lower valuation for these businesses, and a worsening of general economic or market conditions could result in a further deterioration in the values of our businesses or investments.

The prices and availability of key raw materials affects the profitability of our beef processing and manufacturing operations, and also impacts Sangart’s ability to conduct its clinical trials.  The supply and market price of cattle purchased by National Beef are dependent upon a variety of factors over which National Beef has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  Sangart has access to sufficient raw materials to conduct its clinical trials; however, it has not secured commitments for sufficient raw materials for a commercial launch, which would also require additional investments in manufacturing capacity.  The cost of polypropylene, the principal raw material used by Conwed Plastics, has increased by approximately 38% over the last three years, a continuing trend that started in 2002.  The price of polypropylene has historically fluctuated with the price of oil and natural gas but growing economies in China and India have resulted in increased demand and impacted prices.  Although the Company’s operating subsidiaries are not currently experiencing any shortage of raw materials, if the subsidiaries experience shortages, revenues and profitability could decline.

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

    If National Beef’s products or products made by others using its products become contaminated or are alleged to be contaminated, National Beef may be subject to product liability claims that could adversely affect its business.  National Beef may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products causes injury, illness or death.  In addition, National Beef could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled.  Organisms producing food borne illnesses (such as E. coli) could be present in National Beef’s products and result in illness or death if they are not eliminated through further processing or cooking.  Contamination of National Beef’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products.  Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering.  Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

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

Failure to replace Walmart’s case ready business would have a significant adverse effect on National Beef’s sales and profitability. Sales to Walmart represented approximately 10% of National Beef’s total net sales during its last fiscal year.  National Beef has been notified by Walmart that it intends to discontinue using National Beef as a provider of its case-ready products in 2013.  Total case-ready revenues were approximately 7% of National Beef consolidated revenues during 2012, but as a value-added product, case-ready products have historically constituted a higher percentage of National Beef’s gross margin.  Since 2008, case-ready products have represented from 10% to 26% of National Beef’s total gross margin, and were at the higher end of that range in 2012 due, in part, to reduced gross margin from other National Beef products.  National Beef is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.

National Beef is subject to extensive governmental regulation and noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, cash flows and results of operations. National Beef’s operations are subject to extensive regulation and oversight by the USDA, including its FSIS and GIPSA agencies, the FDA, and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.  Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA.  National Beef is also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees.  Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

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

Sangart will require significant additional funding for product development and clinical trial activities prior to regulatory approval and commercial launch; the source of such funding has not been identified.  In recent years, substantially all of the funding needed for Sangart’s development has come from the Company.  Significant additional funding will be needed prior to regulatory approval and commercial launch; the Company is not committed to provide such funding and Sangart is currently exploring potential external sources of funding and support.  Sangart has had discussions with third-party investors; however, no agreements have been reached and if such agreements are entered into it would likely result in significant dilution or outright sale of the Company’s interest.  If Sangart is not provided with additional funds from either the Company or other sources when needed, it is unlikely that the Company will ever realize any significant return of its invested capital.

The Company has incurred costs to investigate and evaluate the development of a number of large scale energy projects; however, development of these projects is subject to obtaining significant third-party debt and equity financing, regulatory approvals, the procurement of purchase commitments for long-term supplies of feedstock and securing long-term commitments from purchasers of the output.  Although the Company has spent significant amounts investigating large scale energy projects, it will not be able to develop these projects without financing from other sources, various regulatory approvals and commitments from third-parties.  The timing of the commencement of construction of any project is also dependent upon the receipt of financing and regulatory approvals.  If the Company is unable to obtain such financing, approvals or commitments, or alternatively is unable to monetize a partly or fully permitted project, it will not be able to recover its investment.

If Berkadia does not maintain certain specified ratings from the credit rating agencies it could lose its mortgage servicing rights.  Berkadia is required to maintain specified servicer ratings from the credit rating agencies, and failure to do so would give its customers the right to terminate their mortgage servicing agreements.  If mortgage servicing agreements were terminated as a result of a servicer ratings downgrade, the Company could lose its entire equity investment.

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

If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, the Company would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway.  Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2,500,000,000 surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and the Company has agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, the Company would suffer losses to the extent of its reimbursement obligation to Berkshire Hathaway.  As of December 31, 2012, the aggregate amount of commercial paper outstanding was $2,470,000,000.

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

    New financial legislation could affect the value of the Company’s investment in Jefferies.  Recently adopted legislation in the U.S. will result in more comprehensive regulation of the financial services industry.  Such regulation could have an adverse impact on the market value of the Company’s investment in Jefferies.  Jefferies is also subject to certain specific risks which could impact the value of the Company’s investment; these risks are disclosed in Jefferies’ filings with the SEC.

The Company has a substantial investment in Inmet, which is engaged in the mining of base metals (principally copper), the prices of which have been volatile and can reduce the value of the Company’s investment.  The value of the Company’s investment in Inmet rises and falls with the changes in the underlying base metal prices.  In addition, mining operations are often subject to delay and regulatory scrutiny, which can increase costs or delay bringing mines into full production.  Pricing changes and mining delays have a direct impact on the value of the Company’s investment in Inmet, and could adversely impact results of operations and equity.

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

From time to time the Company may invest in illiquid securities that are subject to standstill agreements or are otherwise restricted.  From time to time the Company may invest in securities that are subject to restrictions which prohibit the Company from selling the subject securities for a period of time.  Although the Company is not a party to any such agreement currently, except for its investment in Jefferies, should the Company enter into these agreements in the future and need to generate liquidity quickly, such agreements would limit the Company’s ability to dispose of the underlying investment while the agreement is effective.

    The Company has significant investments in publicly traded securities and changes in the market prices of these securities, particularly during times of increased volatility in security prices, can have a significant impact on the Company’s investment portfolio, equity and, for certain investments, on results of operations.  The Company has significant investments in publicly traded securities, principally Jefferies and Inmet, and in JHYH, an operating business that typically owns publicly traded securities.  Changes in the market values of publicly traded available for sale securities, such as Inmet, are reflected in other comprehensive income (loss) and equity but not in the consolidated statements of operations.  However, changes in the market value of Jefferies, for which the Company has elected the fair value option, declines in the fair values of equity securities that the Company deems to be other than temporary, and declines in the fair values of debt securities related to credit losses are reflected in the consolidated statements of operations and equity.  The Company’s investment in JHYH is accounted for on the equity method of accounting for which the Company records its share of JHYH’s profits or losses in its consolidated statements of operations.  To the extent that JHYH owns public securities, with changes in market values reflected in its earnings, this increases the Company’s exposure to volatility in the public securities markets.  Global securities markets have been highly volatile, and continued volatility may have a significant negative impact on the Company’s consolidated financial position and results of operations.

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

Recent economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by certain of the Company’s operations and investments, potentially resulting in impairment charges for long-lived assets.  Certain of the Company’s operating businesses and investments have significant investments in long-lived assets, in particular beef processing, manufacturing and gaming entertainment.  Recent economic conditions have resulted in declining revenues for certain of these operations and their property and equipment is not being fully utilized.  As required, the Company has reviewed certain of these assets and investments for potential impairment, and except as otherwise disclosed has not concluded that the book values of these long-lived assets are not recoverable.  If the operating revenues of these businesses deteriorate in the future, and/or the Company lowers its estimates of future cash flows, impairment charges might have to be recorded.

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

From time to time we are subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations.  The Company and its subsidiaries are or may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to the Company’s consolidated financial position or liquidity.  Although the Company’s current assessment is that, other than as disclosed in this Report, there is no pending litigation that could have a significant adverse impact, if the Company’s assessment proves to be in error, then the outcome of litigation could have a significant impact on the Company’s financial statements.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.  At December 31, 2012, we have recognized a net deferred tax asset of $1,214,615,000.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset.  If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused.  The Company’s projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to the Company could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.  In addition, if U.S. federal income tax rates are lowered, the Company would be required to reduce its net deferred tax asset with a corresponding reduction to earnings during the period.

In connection with the Jefferies Merger, the Company has indicated its intention to continue to pay dividends at the annual rate of $0.25 per common share, but on a quarterly basis following closing of the Jefferies Merger.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

National Beef’s processing facilities, which are the principal properties used in its business, are described in Item 1 of this Report.  National Beef also leases corporate office space in Kansas City, Missouri (26,400 square feet) for its headquarters facility.

Idaho Timber’s plants and sawmills, which are the principal properties used in its business are described in Item 1 of this Report.  Premier’s Hard Rock Hotel & Casino facility is described in Item 1 of this Report.  Real estate investments that are part of the Company’s Domestic Real Estate segment are described in Item 1 of this Report.

Through its various subsidiaries, the Company owns and utilizes facilities in Salt Lake City, Utah for corporate office space and other activities (totaling approximately 31,100 square feet).  Subsidiaries of the Company own facilities primarily used for plastics manufacturing located in Georgia, Virginia and Genk, Belgium (totaling approximately 457,300 square feet), and facilities and land in California, Oregon and Washington used for winery operations (totaling approximately 259,700 square feet and 1,543 acres, respectively).

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

Seven putative class action lawsuits challenging the Jefferies Merger have been filed on behalf of a putative class consisting of Jefferies stockholders.  Three were filed in the Supreme Court of the State of New York: (1) Howard Lasker IRA v. Jefferies Group, Inc. et al. (Index No. 653924/2012), filed on November 14, 2012 in New York County; (2) Lowinger v. Leucadia National Corp. et al. (Index No. 653958/2012), filed on November 15, 2012 in New York County; and (3) Jiannaras v. Jefferies Group, Inc., et al. (Index No. 702866/2012), filed on November 16, 2012 in Queens County.  Four were filed in the Court of Chancery of the State of Delaware: (1) Oklahoma Firefighters Pension & Retirement System v. Handler et al. (C.A. No. 8054-CS), filed on November 21, 2012; (2) Laborers’ District Council Pension and Disability Trust Fund No. 2 et al. v. Campbell et al. (C.A. No. 8059-CS), filed on November 26, 2012; (3) Genesee County Employees’ Retirement System v. Handler et al. (C.A. No. 8096-CS), filed on December 11, 2012; and (4) Gelfand v. Handler et al. (C.A. No. 8228-CS), filed on January 17, 2013 (collectively, the “Actions”).  Each of the Actions names Leucadia, Jefferies, and the directors of Jefferies, including Ian M. Cumming and Joseph S. Steinberg, among others, as defendants.

Each Action is brought by a purported holder or holders of Jefferies common stock, both individually and on behalf of a putative class of Jefferies stockholders.  The Actions generally allege, among other things, that the directors of Jefferies breached their fiduciary duties to Jefferies stockholders by engaging in a flawed process for selling the company and agreeing to sell Jefferies for inadequate consideration pursuant to a merger agreement that contains improper deal protection terms.  The Actions also allege that Jefferies and Leucadia aided and abetted the Jefferies directors’ breach of fiduciary duties.  Certain of the actions further allege that Messrs. Handler, Friedman, Cumming, Steinberg and Leucadia represent controlling shareholders of Jefferies and failed to fulfill their fiduciary duties in connection with the proposed transaction.  The Actions seek, among other things, equitable relief and unspecified monetary damages.

New York Actions: On December 20, 2012, the plaintiff in the Lasker action filed an amended complaint adding allegations, among other things, that the defendants failed to disclose material facts regarding the proposed transactions to Jefferies stockholders.  The Lasker plaintiff filed contemporaneously with its amended complaint a motion for expedited discovery.  In January 2013, the New York actions were consolidated under the caption Howard Lasker IRA et al. v. Jefferies Groups Inc., et al. (Index No. 653924/2012), in New York County.  On January 7, 2013, the defendants moved to dismiss or stay the New York actions in favor of the litigation pending in Delaware and opposed the New York plaintiffs’ motion for expedited discovery.  On January 14, 2013, the court denied the defendants’ motion to dismiss or stay.

Delaware Actions: On December 18, 2012, the plaintiff in the Genesee County action filed an amended complaint adding allegations, among other things, that the defendants failed to fully disclose to Jefferies stockholders all material information necessary to make an informed decision regarding the proposed transactions.  On December 19, 2012, the Genesee County plaintiff filed a motion for preliminary injunction and expedited discovery.  On January 24, 2013, the defendants filed a motion to dismiss or stay the Delaware actions.  On January 25, 2013, the Delaware plaintiffs filed a stipulation and proposed order of consolidation and appointment of co-lead counsel that would consolidate the Delaware actions and appoint each plaintiff’s counsel as co-lead counsel.  On January 29, 2013, the court so ordered the stipulation of consolidation and appointment of co-lead counsel.  The same day, counsel for the Genesee County and Gelfand plaintiffs filed a letter with the court withdrawing their motion for expedited discovery.  On February 13, 2013, the Court granted provisionally the defendants’ motion to stay the consolidated Delaware action through the expiration of certain proceedings in the New York action.

The defendants intend to vigorously defend both the New York and Delaware Actions.

As previously reported, the Company and certain of its subsidiaries and officers are named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 09 Civ. 8486 (DC), in the United States District Court for the Southern District of New York (the “Sykes action”).  The named defendants include the Mel Harris law firm, certain individuals and members associated with the law firm, and a process server, Samserv, Inc. and certain of its employees.  The action arises out of the law firm’s obtaining default judgments against approximately 124,000 individuals in New York City Civil Court with respect to consumer debt purchased by subsidiaries of the Company.  The Company asserts that it was an investor with respect to the subject purchased consumer debt and was regularly informed of the amounts received from debt collections, but otherwise had no involvement in any alleged illegal debt collection activities.

As also previously reported, the complaint alleges that the defendants fraudulently obtained the default judgments in violation of the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law (alleged only as to the law firm) and seeks injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated.  Defendants’ motions to dismiss were denied in part (including as to the claims made against the Company and its subsidiaries) and granted in part (including as to certain of the claims made against the Company’s officers) (the “Dismissal Decision”).  In September 2012, the Court granted plaintiffs’ motion to certify the following classes:  (i) a class under Federal Rule of Civil Procedure 23(b)(2) with respect to injunctive and declaratory relief comprised of all persons who have been or will be sued by the Mel Harris law firm in actions commenced in New York Civil Court where a default judgment has been or will be sought in connection with this debt collection activity and (ii) a class under Federal Rule of Civil Procedure 23(b)(3) with respect to liability comprised of all persons against whom a default judgment has been entered in New York Civil Court in connection with this debt collection activity (the “Certification Decision”).  Neither the Dismissal Decision nor the Certification Decision addresses the ultimate merits of the case.

At a November 2012 status conference, the parties advised the Court of their intention to attempt to resolve the dispute through mediation.  Those efforts have not been successful to date and the parties have so advised the Court.  The Company intends to seek an appeal of the Certification Decision to the United States Court of Appeals for the Second Circuit.  Because an appeal of the Certification Decision at this time (short of a full judgment on the merits) is discretionary, there can be no assurance that the Second Circuit will agree to hear this appeal.  If the Second Circuit rejects this appeal, the Company will continue to defend the case vigorously on the merits.

Determinations of both the probability and the estimated amount of loss or potential loss are judgments made in the context of developments in the litigation.  The Company reviews these developments regularly with its outside counsel.  Because the Company has determined that it would be willing to resolve this matter with plaintiffs for $20,000,000, it has accrued a litigation reserve for this contingency in that amount.  In arriving at this reserve amount, the Company considered a number of factors, including that (i) while the damages sought are indeterminate, payment of this reserved amount would not resolve the case at this time, (ii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals respecting class certification), (iii) there are significant factual issues to be determined or resolved, (iv) relevant law is unsettled and untested legal theories are presented, (v) the Company has numerous defenses to the plaintiffs’ claims, (vi) there are no adverse rulings by the Court on the merits of plaintiffs’ claims and (vii) several important litigation milestones, such as the completion of discovery and the filing of summary judgment motions, have not yet occurred.

The Company also notes that the plaintiffs in the action – the class members certified under Federal Rule of Civil Procedure 23(b)(3) – have alleged certain categories of damages under each of the statutes underlying their claims.  These damages include (i) statutory damages, which are capped under the Fair Debt Collection Practices Act at $500,000 for the class, and (ii) actual damages.  While not fully described in the complaint, it appears that plaintiffs’ claim for actual damages includes not only incidental costs incurred in connection with the default judgments (including, for example, subway fares to the courthouse and bank fees), costs relating to emotional distress and costs related to reputational damage allegedly arising as a result of the long-term effects of the default judgments, but also the full amount of the debt that class members paid (whether owed or not) following entry of the default judgments.  The amount of debt collected to date totals approximately $90,000,000.  If the plaintiffs are successful in proving their claims and in proving actual damages, plaintiffs’ damages may be subject to prejudgment interest and trebling under the Racketeer Influenced and Corrupt Organizations Act.

The Company and its subsidiaries are parties to other legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to the Company’s consolidated financial position.  The Company does not believe that any of these actions will have a significant adverse effect on its consolidated financial position or liquidity, but any amounts paid could be significant to results of operations for the period.

Item 4. Mine Safety Disclosures.

Not applicable.

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

	Common Share
	High	Low

2011
First Quarter	$37.61	$29.77
Second Quarter	39.02	32.11
Third Quarter	35.85	22.68
Fourth Quarter	28.61	20.42

2012
First Quarter	$29.72	$23.89
Second Quarter	25.99	19.84
Third Quarter	23.91	20.56
Fourth Quarter	24.26	20.48

2013
First Quarter (through February 14, 2013)	$27.57	$23.81

As of February 14, 2013, there were approximately 2,023 record holders of the common shares.

The Company paid cash dividends of $0.25 per common share annually in 2012, 2011 and 2010.  In connection with the Jefferies Merger, the Company has indicated its intention to continue to pay dividends at the annual rate of $0.25 per common share, but on a quarterly basis following closing of the Jefferies Merger. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

The Company did not purchase any of its common shares during the fourth quarter of 2012.

The Board of Directors from time to time has authorized acquisitions of the Company’s common shares.  At December 31, 2012, the Company is authorized to purchase 25,000,000 common shares.

There were no unregistered sales of equity securities during the period covered by this Report.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 1500 Industrial Conglomerates Index for the period commencing December 31, 2007 to December 31, 2012.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2007 in each of our common stock, the S&P 500 Index, and the S&P 1500 Industrial Conglomerates Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA: (a)
Revenues and other income (b)	$9,193,689	$1,434,622	$1,203,444	$514,749	$490,540
Expenses	8,227,169	757,167	820,504	802,641	862,046
Income (loss) from continuing operations before income taxes and income (losses) related to associated companies	966,520	677,455	382,940	(287,892)	(371,506)
Income tax provision (benefit) (c)	376,494	270,316	(1,136,968)	7,200	1,672,313
Income (loss) from continuing operations before income (losses) related to associated companies	590,026	407,139	1,519,908	(295,092)	(2,043,819)
Income (losses) related to associated companies, net of taxes	276,279	(394,041)	380,766	780,236	(539,068)
Income (loss) from continuing operations (c)	866,305	13,098	1,900,674	485,144	(2,582,887)
Income (loss) from discontinued operations, including gain (loss) on disposal, net of taxes	(1,664)	11,858	39,562	63,451	46,075
Net income (loss) attributable to Leucadia National
Corporation common shareholders	854,466	25,231	1,939,312	550,280	(2,535,425)

Per share:
Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders
Income (loss) from continuing operations	$3.50	$.05	$7.82	$2.02	$(11.20)
Income (loss) from discontinued operations, including gain (loss) on disposal	(.01)	.05	.15	.26	.20
Net income (loss)	$3.49	$.10	$7.97	$2.28	$(11.00)

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$3.45	$.05	$7.70	$1.99	$(11.20)
Income (loss) from discontinued operations, including gain (loss) on disposal	(.01)	.05	.15	.26	.20
Net income (loss)	$3.44	$.10	$7.85	$2.25	$(11.00)

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
Cash and investments	$3,566,534	$2,545,500	$4,538,571	$2,343,420	$1,602,769
Total assets	9,343,728	9,263,189	9,350,298	6,762,364	5,198,493
Indebtedness, including current maturities	1,750,400	2,321,132	2,081,227	1,967,000	2,080,891
Shareholders’ equity	6,767,268	6,174,396	6,956,758	4,361,647	2,676,797
Book value per common share	$27.67	$25.24	$28.53	$17.93	$11.22
Cash dividends per common share	$.25	$.25	$.25	$–	$–

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

(b)
Includes net securities gains (losses) of $590,581,000, $641,476,000, $179,494,000, $(21,106,000) and $(144,547,000) for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.  Net securities gains (losses) are net of impairment charges of $2,461,000, $3,586,000, $2,474,000, $31,420,000 and $143,416,000 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

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

The Company’s largest publicly traded available for sale equity security with changes in market values reflected in other comprehensive income (loss) is Inmet.  During the year ended December 31, 2012, the market value of the Company’s investment in the common shares of Inmet increased from $708,193,000 to $823,757,000.  The market value of the Company’s investment in Jefferies, for which the fair value option was elected, increased during the year with unrealized gain reflected in operations as a component of income related to associated companies.  During the year ended December 31, 2012, the Company recognized an unrealized gain related to its investment in Jefferies of $279,589,000.

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

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs.  Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of December 31, 2012, the sum of these amounts aggregated $3,566,534,000.  However, since $561,641,000 of this amount is pledged as collateral pursuant to various agreements, is subject to trading restrictions, represents investments in non-public securities or is held by subsidiaries that are party to agreements that restrict the Company’s ability to use the funds for other purposes, the Company does not consider those amounts to be available to meet its liquidity needs.  The $3,004,893,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the Inmet common shares).  The Company’s available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet the Company’s short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

The holding company’s only long-term cash requirement is to make principal payments on its long-term debt ($958,131,000 principal outstanding as of December 31, 2012), of which $401,909,000 is due in 2013, $97,581,000 is due in 2014 and $458,641,000 is due in 2015.  Historically, the Company has used its available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this Report, the timing of any future investments and the cost cannot be predicted.

From time to time in the past, the Company has accessed public and private credit markets and raised capital in underwritten bond financings.  The funds raised have been used by the Company for general corporate purposes, including for its existing businesses and new investment opportunities.  The Company’s senior debt obligations are rated four levels below investment grade by Moody’s Investors Services, two levels below investment grade by Fitch Ratings and one level below investment grade by Standard & Poor’s.  Ratings issued by bond rating agencies are subject to change at any time.  The bond rating agencies are reviewing the Company’s ratings pending completion of the Jefferies Merger; however, based on the Company’s conversations with the agencies it expects its ratings will be increased after the transaction closes.

During 2012, the Company sold its remaining common shares of Fortescue for net cash proceeds of $659,416,000, which resulted in the recognition of a net securities gain of $543,713,000.  The Company also received $202,221,000 from Chichester (net of $22,469,000 in withholding taxes) in payment of interest due on the FMG Note for the period from July 1, 2011 through June 30, 2012.  During the fourth quarter of 2012, Chichester redeemed the FMG Note for aggregate cash consideration of $715,000,000, resulting in the recognition of a pre-tax gain of $526,184,000, and the parties agreed to settle all pending litigation and disputes without any additional payment.  As a result, the Company will no longer receive interest payments on the FMG Note.

In May 2012, the Company invested an additional $50,000,000 in Sangart, which increased its ownership interest to approximately 97.2%.  The Company has not provided any commitment to provide Sangart any additional funds in the future.

In September 2012, Mueller repurchased the Company’s entire investment in Mueller for aggregate cash consideration of $427,337,000.  The Mueller common shares were originally acquired at a cost of $408,558,000.

In September 2012, the Company sold its small Caribbean-based telecommunications provider for aggregate consideration of $27,509,000, net of working capital adjustments.

In October 2012, the Company sold Keen for cash consideration of $100,000,000 and a four-year interest bearing promissory note issued by the purchaser which was valued at $37,500,000.  The Company also retained Keen’s net working capital, principally customer receivables and trade payables.

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

In November 2012, the Board of Directors increased the number of the Company’s common shares that the Company is authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  During the three year period ended December 31, 2012, the only common shares acquired by the Company were in connection with the exercise of stock options.  As of February 14, 2013, the Company is authorized to repurchase 25,000,000 common shares.

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

Jefferies Merger

At closing, the Company expects to issue approximately 117,698,000 common shares in exchange for Jefferies publicly held common stock, and the Company will issue a new series of 3.25% Convertible Cumulative Preferred Stock ($125,000,000 at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A Convertible Cumulative Preferred Stock.  In addition, each outstanding stock option to purchase shares of Jefferies common stock, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock will be converted at the Exchange Ratio into an award of options, restricted shares or restricted stock units of the Company, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.  Following the transaction, 35.2% of the Company’s common shares will be owned by Jefferies’ stockholders (excluding the Jefferies common stock owned by the Company and including Jefferies vested restricted stock units) and Jefferies will become a wholly-owned subsidiary of the Company.  The Company will not assume or guarantee any of Jefferies’ outstanding debt securities, but Jefferies’ 3.875% Convertible Senior Debentures due 2029 ($345,000,000 principal amount outstanding) will become convertible into common shares of the Company.  As specified in the indenture governing the debentures, the debentures are not currently convertible nor will they be after consummation of the merger.  However, after giving effect to the Jefferies Merger, if the debentures were currently convertible, the conversion price would be $45.93 per common share of the Company.

The merger will be accounted for using the acquisition method of accounting.  The aggregate purchase price will be equal to the sum of the fair value of the Company’s common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by the Company and the redemption value of the new series of preferred shares issued by the Company at closing, which represents its fair value.  The fair values of the Jefferies common stock owned by the Company and the common shares and employee stock based awards issued by the Company will be determined by using market prices at closing.  Based on current market prices the aggregate purchase price would be approximately $4,800,000,000; including the Company’s investment in JHYH, the aggregate investment in Jefferies would be approximately $5,100,000,000.

The completion of the merger is subject to satisfaction or waiver of customary closing conditions, including approval by the Company’s shareholders (by the vote of a majority of the shares cast, assuming a majority of shares outstanding are voted), approval by the Jefferies’ stockholders (by the vote of a majority of the outstanding shares) and the receipt of opinions that the merger will qualify for federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.  The completion of the merger is not conditioned on receipt of financing by the Company.  The transaction is expected to close promptly after shareholder approval is received from both companies; shareholder meetings are scheduled to occur on February 28, 2013.

Jefferies will be the Company’s largest investment, and will continue to operate as a full-service global investment banking firm in its current form.  Jefferies will retain a credit rating that is separate from the Company’s credit rating.  Jefferies’ existing long-term debt will remain outstanding and Jefferies intends to remain an SEC reporting company, regularly filing annual, quarterly, and periodic financial reports.  Jefferies has historically reported its balance sheet on an unclassified basis while the Company has historically reported a classified balance sheet, with assets and liabilities separated between current and non-current.  However, after giving consideration to the nature of Jefferies business and the impact the inclusion of its balance sheet will have on the Company’s consolidated balance sheet, upon completion of the merger the Company will report its consolidated balance sheet on an unclassified basis, and the Company’s consolidated balance sheet captions will be generally based on Jefferies captions.

Upon consummation of the Jefferies Merger, Jefferies current Chief Executive Officer and current Executive Committee Chairman will become the Company’s new Chief Executive Officer and new President, respectively.  In connection with presentations made to credit rating agencies with respect to the Jefferies Merger, Jefferies senior management advised the agencies that, after the Jefferies Merger, the Company’s management would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These targets and calculations of the Company’s actual ratios and percentages are detailed below at December 31, 2012 (dollars in thousands):

Total equity	$6,767,635
Less, investment in Jefferies	(1,077,172)
Less, investment in JHYH	(351,835)
Equity excluding Jefferies	5,338,628
Less, the Company’s two largest investments:
National Beef	(860,080)
Inmet, net of tax	(709,606)
Equity in a stressed scenario	$3,768,942
Balance sheet amounts:
Available liquidity, per above	$3,004,893
Parent company debt (see Note 13 of Notes to
Consolidated Financial Statements)	$954,941
Maximum ratio of parent company debt to stressed equity:
Target	.50	x
Actual	.25	x
Minimum ratio of available liquidity to parent company debt:
Target	1.0	x
Actual	3.1	x

In addition, Jefferies management has indicated that the Company’s largest single investment will be not more than 20% of equity excluding Jefferies (currently National Beef), and that the next largest investment will be no more than 10% of equity excluding Jefferies, in each case measured at the time such investment was made.

The Company will distribute the common shares of Crimson to its shareholders on February 25, 2013.  The distribution was a condition to the Jefferies Merger.  As a result, during the first quarter of 2013, the Company will record a dividend of approximately $197,000,000.

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

    Net cash of $221,857,000 and $9,084,000 was provided by operating activities in 2012 and 2011, respectively.  The change in operating cash flows reflects funds provided by National Beef of $141,358,000, which was acquired on December 30, 2011, interest payments received from Chichester ($202,221,000 in 2012 and $171,718,000 in 2011, net of withholding taxes), lower interest payments, premiums paid to redeem debt ($17,138,000 in 2012 and $6,352,000 in 2011) and greater income tax payments.  Premier generated funds of $27,637,000 and $26,516,000 during 2012 and 2011, respectively; the Company’s manufacturing segments generated funds of $27,435,000 and $12,819,000 during 2012 and 2011, respectively; and Keen, a discontinued operation, generated funds of $14,019,000 and $23,446,000 during 2012 and 2011, respectively.  Funds used by Sangart, a development stage company, increased to $42,612,000 during 2012 from $39,396,000 during 2011.  During 2012, distributions from associated companies principally include earnings distributed by Berkadia ($37,561,000), Jefferies ($4,351,000), JHYH ($5,223,000), Mueller ($23,925,000) and the Garcadia companies ($18,440,000).  During 2011, distributions from associated companies principally include earnings distributed by Berkadia ($23,636,000), Jefferies ($7,789,000) and Garcadia ($5,654,000).  Net gains related to real estate, property and equipment, and other assets in 2012 include $526,184,000 from the redemption of the FMG Note, and in 2011 include a gain of $81,848,000 on forgiveness of debt related to the Myrtle Beach project.  Funds provided by operating activities include $5,663,000 and $4,690,000 in 2012 and 2011, respectively, from funds distributed by Empire Insurance Company (“Empire”), a discontinued operation.

    Net cash of $9,084,000 and $431,266,000 was provided by operating activities in 2011 and 2010, respectively. The change in operating cash flows reflects interest payments received from Chichester ($171,718,000 in 2011 and $154,930,000 in 2010, net of withholding taxes), greater income tax payments, lower interest payments and the proceeds received from the sale of AmeriCredit Corp. (“ACF”) in excess of the cost of the investment in 2010 ($404,700,000).  Premier generated funds of $26,516,000 and $26,524,000 during 2011 and 2010, respectively; the Company’s manufacturing segments generated funds of $12,819,000 and $28,333,000 during 2011 and 2010, respectively; and Keen generated funds of $23,446,000 and $7,311,000 during 2011 and 2010, respectively.  Funds used by Sangart increased to $39,396,000 during 2011 from $23,757,000 during 2010.  During 2011, distributions from associated companies principally include earnings distributed by Berkadia ($23,636,000), Jefferies ($7,789,000) and the Garcadia companies ($5,654,000).  In 2010, distributions from associated companies principally include ACF, earnings distributed by Berkadia ($29,000,000) and Jefferies ($14,575,000).  Net gains related to real estate, property and equipment, and other assets in 2011 include a gain of $81,848,000 on forgiveness of debt related to the Myrtle Beach project, and in 2010 a gain of $383,369,000 on the sale of Las Cruces.  Funds provided by operating activities include $4,690,000 and $11,640,000 in 2011 and 2010, respectively, from funds distributed by Empire.

    Net cash of $407,321,000 was provided by investing activities in 2012, principally reflecting the $715,000,000 in proceeds received from the redemption of the FMG Note, as compared to net cash flow used for investing activities of $175,297,000 and $208,718,000 in 2011 and 2010, respectively.  The increase in acquisitions of property, equipment and leasehold improvements during 2012 principally reflects capital expenditures at National Beef ($43,498,000).  During 2011, proceeds from disposals of real estate, property and equipment, and other assets include $12,040,000 from the sale of certain of Keen’s rigs, and in 2010 include the sale of Las Cruces ($149,910,000).  In 2012, acquisitions, net of cash acquired, relates to Conwed Plastic’s acquisition of certain assets of a lightweight netting business.  In 2011, acquisitions, net of cash acquired, primarily relates to the Company’s acquisition of National Beef ($932,835,000) and Seghesio Family Vineyards ($86,018,000).  Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold in 2012 principally includes Keen ($104,185,000) and a small Caribbean-based telecommunications provider ($26,957,000); in 2011 principally includes the telecommunications operations of STi Prepaid, LLC (“STi Prepaid”), which was sold during 2010 ($10,644,000); and in 2010 principally includes the property management and services operations of ResortQuest International, LLC (“ResortQuest”) ($52,135,000), a shopping center ($17,064,000) and STi Prepaid ($9,819,000).  Investments in associated companies include Linkem ($23,709,000) in 2012; Jefferies ($167,753,000), Mueller ($408,558,000), Linkem ($88,575,000) and the Garcadia companies ($32,400,000) in 2011; and Berkadia ($292,544,000), Las Cruces ($2,687,000), Jefferies ($17,998,000) and ACF ($7,236,000) in 2010.  Capital distributions and loan repayment from associated companies include Berkadia ($34,981,000), Mueller ($406,539,000), Jefferies ($17,401,000) and the Garcadia companies ($11,976,000) in 2012; Berkadia ($283,530,000), JHYH ($8,710,000), Jefferies ($8,326,000) and the Garcadia companies ($10,382,000) in 2011; and ACF ($425,842,000), Berkadia ($44,544,000), JHYH ($17,077,000) and the Garcadia companies ($8,778,000) in 2010.

Net cash of $651,708,000 and $106,637,000 was used for financing activities in 2012 and 2011, respectively, as compared to net cash provided by financing activities of $64,664,000 in 2010.  Issuance of long-term debt primarily reflects the increase in repurchase agreements of $16,358,000 and $202,539,000 for 2011 and 2010, respectively, and in 2011, $75,947,000 borrowed by National Beef under its revolving credit facility.  Immediately after the Company’s acquisition of its interest in National Beef, National Beef borrowed funds to redeem the interest of its chief executive officer pursuant to pre-existing put rights.

Reduction of debt for 2012 includes redemptions of $423,140,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017, $88,204,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 and $4,836,000 principal amount of the Company’s 7% Senior Notes due in August 2013; a decrease in repurchase agreements of $25,774,000; and repayments under National Beef’s term loans and bank credit facility of $29,727,000.  Reduction of debt for 2011 includes $19,275,000 in full satisfaction of the Myrtle Beach real estate project’s non-recourse indebtedness, $32,881,000 on the maturity of debt of a subsidiary that was collateralized by certain of the Company’s corporate aircraft, $8,500,000 for the repayment of Keen’s line of credit and $82,531,000 in the aggregate for the buyback of $21,359,000 principal amount of the Company’s 8 1/8% Senior Notes due 2015, $54,860,000 principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $1,350,000 principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027.  Reduction of debt for 2010 includes $10,226,000 for repayment of debt by a subsidiary, and $80,859,000 in the aggregate for the buyback of $5,500,000 principal amount of the 7 3/4% Senior Notes, $27,200,000 principal amount of the 7% Senior Notes, $20,000,000 principal amount of the 8 1/8% Senior Notes, $22,000,000 principal amount of the 7 1/8% Senior Notes, and $2,146,000 principal amount of the 8.65% Junior Subordinated Deferrable Interest Debentures.  Purchase of interest in subsidiary by noncontrolling interest for 2011 represents the acquisition of a minority interest in National Beef by its chief executive officer immediately after the Company acquired its interest.  Issuance of common shares reflects the exercise of employee stock options for all periods.

Current liabilities includes $391,705,000 and $417,479,000 at December 31, 2012 and 2011, respectively, relating to repurchase agreements of one of the Company’s subsidiaries.  These fixed rate repurchase agreements have a weighted average interest rate of approximately 0.4%, mature in January 2013 and are secured by non-current investments with a carrying value of $406,828,000 at December 31, 2012.  They are used solely to fund a portion of the purchase price of a segregated portfolio of mortgage pass-through certificates issued by U.S. Government agencies (GNMA) and by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  The securities purchased are generally adjustable rate certificates, secured by seasoned pools of securitized, highly rated residential mortgages, and the certificates acquired generally represent all of the certificates issued by the securitization.

The Company’s senior note indentures contain covenants that restrict its ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries unless, at the time of such incurrence or issuance, the Company meets a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Liens, limit the ability of Material Subsidiaries to incur Funded Debt in certain circumstances, and contain other terms and restrictions all as defined in the senior note indentures.  The Company has the ability to incur substantial additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions.  If the Company is unable to meet the specified ratio, the Company would not be able to issue additional Indebtedness or Preferred Stock, but the Company’s inability to meet the applicable ratio would not result in a default under its senior note indentures.  The senior note indentures do not restrict the payment of dividends.  Certain of the debt instruments of subsidiaries of the Company require that collateral be provided to the lender; principally as a result of such requirements, the assets of subsidiaries which are subject to limitations on transfer of funds to the Company were $2,198,605,000 at December 31, 2012.

As shown below, at December 31, 2012, the Company’s contractual cash obligations totaled $2,269,742,000.

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Indebtedness, including current maturities,
and repurchase agreements	$1,753,590	$832,228	$636,134	$283,228	$2,000
Estimated interest expense on debt	155,515	68,948	81,638	4,901	28
Cattle commitments	117,371	117,371	–	–	–
Planned funding of pension obligations	81,544	7,860	73,684	–	–
Operating leases, net of sublease income	93,190	20,783	33,275	11,167	27,965
Asset purchase obligations	19,062	6,373	7,892	2,542	2,255
Other	49,470	17,385	7,652	5,222	19,211

Total Contractual Cash Obligations	$2,269,742	$1,070,948	$840,275	$307,060	$51,459

    The estimated interest expense on debt includes interest related to variable rate debt which the Company determined using rates in effect at December 31, 2012.  Amounts related to the Company’s pension liability ($81,544,000) are included in the table in the less than 1 year period ($7,860,000) and the remainder in the 1-3 years period; however, the exact timing of those cash payments is uncertain.  The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $15,800,000 at December 31, 2012; for more information, see Note 19 of Notes to Consolidated Financial Statements.

When the Company sold its former telecommunications subsidiary, WilTel Communications Group, LLC (“WilTel”) in 2005, WilTel’s defined benefit pension plan was not transferred in connection with the sale.  At December 31, 2012, the Company had recorded a liability of $81,544,000 on its consolidated balance sheet for WilTel’s unfunded defined benefit pension plan obligation.  This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts.  Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.

The Company expects to make substantial contributions to the segregated trust account for the WilTel defined benefit pension plan in the future to reduce its plan liabilities although the timing after 2013 is uncertain.  The Company expects to contribute $7,860,000 to WilTel’s defined benefit pension plan in 2013.  The tax deductibility of contributions is not a primary consideration, principally due to the availability of the Company’s NOLs to otherwise reduce taxable income.

    As of December 31, 2012, certain amounts for the WilTel plan are as follows (dollars in thousands):

Projected benefit obligation	$275,858
Funded status – balance sheet liability at December 31, 2012	81,544
Deferred losses included in other comprehensive income (loss)	118,176
Discount rate used to determine the projected benefit obligation	3.85%

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

This discount rate will be used to determine pension expense in 2013.  Holding all other assumptions constant, a 0.25% change in this discount rate would affect pension expense by $467,000 and the benefit obligation by $9,925,000.

The deferred losses included in other comprehensive income (loss) primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates.  Deferred losses are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year; such amount aggregated $90,060,000 at December 31, 2012.  A portion of these excess deferred losses will be amortized to expense during 2013 based on an amortization period of twelve years.

    The assumed long-term rates of return on plan assets are based on the investment objectives of the plan, which are more fully discussed in Note 20 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

    At December 31, 2012, the Company’s off-balance sheet arrangements consist of guarantees and letters of credit.  Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project.  These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn.  At December 31, 2012, the amount of outstanding bonds was $1,789,000, almost all of which expires in 2014.

    Subsidiaries of the Company have outstanding letters of credit aggregating $29,463,000 at December 31, 2012, principally to secure various obligations.  The majority of these letters of credit expire during 2013 and the remainder expire no later than 2016.

During 2009, a subsidiary of Berkshire Hathaway provided Berkadia with a five-year, $1 billion secured credit facility, which was used to fund outstanding mortgage loans and servicer advances, purchase mortgage servicing rights and for working capital needs.  In 2011, Berkadia fully repaid the amount outstanding under its secured credit facility with funds generated by commercial paper sales of an affiliate of Berkadia.  Effective as of December 31, 2011, the secured credit facility was terminated.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2,500,000,000 surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and the Company has agreed to reimburse Berkshire Hathaway for one-half of any losses incurred.  As of December 31, 2012, the aggregate amount of commercial paper outstanding was $2,470,000,000.

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

The Company’s estimate of future taxable income considers all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available NOLs (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, the Company will need to generate approximately $3,600,000,000 of future U.S. pre-tax income to fully realize its net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

One of the Company’s real estate subsidiaries (MB1) had been the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The project was comprised of a retail center with approximately 346,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness that was collateralized by the real estate.  MB1’s indebtedness matured during 2009, but it was not repaid since MB1 did not have sufficient funds and the Company was under no obligation to provide the funds to MB1 to pay off the loan.  The Company recorded an impairment charge of $67,826,000 during 2009.

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

As a result of the failure of the initial buyer to purchase the property and the subsequent sale to the Company in 2011, the Company concluded that the carrying value of the property was further impaired at December 31, 2010; accordingly, the Company recorded an additional impairment charge in 2010 of $47,074,000 to reflect the property at its fair value of $18,094,000.  At closing in 2011, MB1 was released from any remaining liability under the bank loan ($100,524,000 outstanding at December 31, 2010); accordingly, the remaining balance due after payment of the purchase price ($81,848,000) was recognized in other income in 2011.

The Company recorded impairment charges in selling, general and other expenses for various other real estate projects of $4,171,000 in 2012 and $2,357,000 in 2010; and $1,449,000 in 2010 in the corporate segment for one of its corporate aircraft that was later sold.

Recent economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by the Company’s operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets and property and equipment (for example, beef processing, manufacturing, gaming entertainment, real estate and certain associated company investments), impairment charges would have to be recorded.

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

The Company recorded impairment charges for securities in the consolidated statement of operations of $2,461,000, $3,586,000 and $2,474,000 for 2012, 2011 and 2010, respectively.  The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ significantly from the Company’s estimates and judgments.

Business Combinations – At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by the Company’s management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information the Company believes to be relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments to prior periods may be required.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At December 31, 2012, the book value of goodwill was $24,195,000 and was not impaired.

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

In December 2011, the Company acquired 78.9% of National Beef and it became a consolidated subsidiary of the Company.  The allocation of the purchase price included $444,030,000 to property, equipment and leasehold improvements, $811,019,000 to amortizable intangible assets, $14,991,000 to goodwill, $237,952,000 to net working capital accounts, $328,267,000 to long-term debt and $304,356,000 to redeemable non-controlling interests.

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

Use of Fair Value Estimates – Under GAAP, fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price), and may be based on observable or unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect assumptions made by the Company that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  GAAP also establishes a hierarchy to prioritize and categorize fair value measurements based on the transparency of inputs as follows:

Level 1:  Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2:  Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.  The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:  Instruments that have little to no pricing observability as of the reporting date.  These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Substantially all of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) and by U.S. Government agencies (GNMA), which are carried on the balance sheet at their estimated fair value of $601,418,000 at December 31, 2012.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $36,580,000 at December 31, 2012.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

Contingencies – The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a significant adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  During 2012, the Company accrued $20,000,000 for losses it estimates are probable in connection with the Sykes action discussed above.  The Company will continue to evaluate the adequacy of its accrual as the case develops and more information becomes available.  The recognition of increases to its estimated loss in future periods is possible.

Results of Operations

Substantially all of the Company’s operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  Poor general economic conditions have reduced the demand for products or services sold by the Company’s operating subsidiaries and/or resulted in reduced pricing for products or services.  Troubled industry sectors, like the residential real estate market, have had an adverse direct impact not only on the Company’s real estate segments, but have also had an adverse indirect impact on some of the Company’s other operating segments, including manufacturing and gaming entertainment.  The discussions below concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen the Company believes that all of its businesses would be adversely impacted.

A summary of results of continuing operations for the Company for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010
Income (loss) from continuing operations before
income taxes and income (losses) related to
associated companies:
Beef Processing	$59,048	$–	$–
Manufacturing:
Idaho Timber	6,397	(3,787)	547
Conwed Plastics	11,453	5,916	8,803
Gaming Entertainment	13,209	12,616	(2,159)
Domestic Real Estate	(11,895)	80,919	(54,935)
Medical Product Development	(44,963)	(42,696)	(25,443)
Other Operations	(44,814)	(24,374)	(17,487)
Corporate	978,085	648,861	473,614
Total consolidated income from continuing
operations before income taxes and income
(losses) related to associated companies	966,520	677,455	382,940

Income (losses) related to associated companies
before income taxes	420,008	(612,362)	375,021
Total consolidated income from
continuing operations before income taxes	1,386,528	65,093	757,961

Income taxes:
Income from continuing operations before
income (losses) related to associated companies	(376,494)	(270,316)	1,136,968
Associated companies	(143,729)	218,321	5,745
Total income taxes	(520,223)	(51,995)	1,142,713

Income from continuing operations	$866,305	$13,098	$1,900,674

Beef Processing Services

As more fully discussed above, National Beef was acquired in December 2011.  A summary of results of operations for National Beef for the year ended December 31, 2012 is as follows (in thousands):

2012

Revenues and other income	$7,480,934

Expenses:
Cost of sales	7,269,912
Interest	12,431
Salaries and incentive compensation	26,889
Depreciation and amortization	83,063
Selling, general and other expenses	29,591
7,421,886

Income before income taxes	$59,048

National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products.  Because National Beef operates in a large and liquid commodity market, it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  National Beef’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of cattle herd expansion.

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during 2012 was the lowest ratio for the corresponding periods during the past ten years.  Due in part to the declining U.S. cattle herd, which has been exacerbated by drought conditions across key cattle raising areas, during this period average cattle prices increased to record levels; however, National Beef’s per head revenue did not increase as much as its per head cost for cattle, resulting in reduced margins.

During 2012, revenues from beef processing operations increased compared to the pre-acquisition periods, principally due to price increases.  However, gross margins declined due to the lower trending cutout ratio described above.  Depreciation and amortization expenses include $45,248,000 of amortization expenses related to identifiable intangible assets recorded at the date of acquisition.

The drought across much of the country caused prices for corn, hay and certain other cattle feedstuffs to increase and pastures to wither; as such some cattle producers reduced and continue to reduce the size of their cow herds.  National Beef’s profitability is primarily dependent upon the spread between what it pays for fed cattle and the price it receives for its products, along with the efficiency of its processing facilities.  The drought contributed to a decline in the beef cow herd and affected the supply of fed cattle; this caused the price National Beef pays for fed cattle to increase more than it can pass along in the form of higher selling prices for its products, resulting in reduced profitability.

National Beef has received notice from Walmart that it intends to discontinue using National Beef as a provider of its case-ready products in 2013.  National Beef has two case-ready processing facilities, one of which is completely dedicated to Walmart’s business and the other substantially so dedicated, with an aggregate book value of $45,727,000 at December 31, 2012.  Total case-ready revenues were approximately 7% of National Beef consolidated revenues during 2012, but as a value-added product, case-ready products have historically constituted a higher percentage of National Beef’s gross margin.  Since 2008, case-ready products have represented from 10% to 26% of National Beef’s total gross margin, and are at the higher end of that range in 2012 due, in part, to reduced gross margin from other National Beef products.  During the first quarter of 2013, the two case-ready facilities will begin to operate at reduced levels, resulting in an approximate 50% reduction in the number of personal employed at the facilities.  In connection with the reduction in the labor force, National Beef will record a charge estimated to be approximately $2,900,000 during the first quarter of 2013.

National Beef is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  The Company has evaluated National Beef’s tangible and intangible assets for impairment and has concluded that they are not impaired; its evaluation included an estimate of expected future cash flows to be generated by the case-ready facilities from prospective customers who have not, as yet, committed to purchase case-ready products from National Beef.  If National Beef is unsuccessful in securing any new case-ready business, the Company does not believe it will need to record any impairment to its intangible assets or goodwill.  However, if National Beef concludes its best course of action is to close one or both case-ready facilities, impairment charges may be recorded if the fair value of those facilities on a held for sale basis is less than the book value.

Manufacturing – Idaho Timber

A summary of results of operations for Idaho Timber for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010

Revenues and other income	$163,513	$159,026	$172,908

Expenses:
Cost of sales	144,193	150,651	159,689
Salaries and incentive compensation	5,901	5,390	5,938
Depreciation and amortization	4,148	4,136	4,138
Selling, general and other expenses	2,874	2,636	2,596
	157,116	162,813	172,361

Income (loss) before income taxes	$6,397	$(3,787)	$547

Idaho Timber’s revenues reflect a 10% decrease in shipment volume and a 14% increase in average selling prices during 2012 as compared to 2011.  Idaho Timber’s revenues for 2011 decreased as compared to 2010; shipment volume and average selling prices decreased 6% and 2%, respectively.  Shipment volume continues to reflect the depressed state of the U.S. housing market.  The decline in shipment volume also reflects business that was not pursued during periods of higher raw material cost in 2012, which would have resulted in too narrow a spread between expected selling prices and the material cost.  While housing starts increased during 2012 as compared to 2011, they remain low by historical standards.  Idaho Timber believes that stringent mortgage-lending standards and high unemployment will continue to impact housing starts and Idaho Timber’s revenues.

Raw material costs, the largest component of cost of sales (approximately 79% of cost of sales), principally reflect this lower shipment volume during the three year period.  Raw material cost per thousand board feet increased approximately 5% during 2012 as compared to 2011.  Raw material cost per thousand board feet was largely unchanged in 2011 as compared to 2010.  The difference between Idaho Timber’s selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is not necessarily the same.  Idaho Timber’s spread increased approximately 61% in 2012 as compared to 2011; the spread in 2011 decreased approximately 14% as compared to 2010.

Manufacturing – Conwed Plastics

A summary of results of operations for Conwed Plastics for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010

Revenues and other income	$89,357	$85,961	$87,073

Expenses:
Cost of sales	65,641	65,312	64,614
Salaries and incentive compensation	6,376	6,092	6,493
Depreciation and amortization	280	301	327
Selling, general and other expenses	5,607	8,340	6,836
	77,904	80,045	78,270

Income before income taxes	$11,453	$5,916	$8,803

Conwed Plastics’ revenues increased in 2012 as compared to 2011 primarily due to greater revenue in the erosion control market related to its third quarter acquisition of a lightweight netting business as well as a new customer in Europe.  Revenues in 2012 also reflect declines in the packaging market principally due to the sale of Conwed Plastics’ Mexican plant in 2011, and in the consumer products market due to certain customers carrying excess inventory into the current year and some of its products no longer being used in certain of its customers’ products.

Conwed Plastics’ revenues decreased in 2011 as compared to 2010, primarily reflecting declines in the housing, construction and filtration markets.  The ongoing slump in the domestic housing and construction industries unfavorably impacted Conwed Plastics’ revenues in 2011, and the drop in filtration product revenues in 2011 reflects greater sales during 2010 related to the 2010 gulf oil spill.  In addition, revenues in some markets declined due to tighter inventory control by certain customers, loss of customers to competitors and general economic conditions.  The turf, erosion control and agricultural markets reflect increased revenues during 2011, principally due to increases in market share and new customers.

The primary raw material in Conwed Plastics’ products is a polypropylene resin, which is a byproduct of the oil refining process, whose price has historically fluctuated with the price of oil.  Conwed Plastics’ polypropylene resin costs were lower in 2012 as compared to 2011.  The volatility of oil and natural gas prices along with current general economic conditions worldwide make it difficult to predict future raw material costs.  The increase in gross margin during 2012 as compared to 2011 was primarily due to lower resin costs, changes in the product mix and greater sales volume.  Gross margins declined in 2011 as compared to 2010 due to higher resin costs and changes in product mix.

Selling, general and other expenses in 2011 include losses of $1,404,000 related to the loss of a major customer and the sale of the plant in Mexico, and $634,000 of severance costs and professional fees related to employment matters.

Gaming Entertainment

A summary of results of operations for Premier for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010

Revenues and other income	$119,339	$117,238	$114,809

Expenses:
Direct operating expenses	88,127	84,795	83,075
Interest	–	33	244
Salaries and incentive compensation	2,487	2,460	2,459
Depreciation and amortization	12,882	16,785	16,657
Selling, general and other expenses	2,634	549	14,533
	106,130	104,622	116,968

Income (loss) before income taxes	$13,209	$12,616	$(2,159)

Premier’s gaming revenues increased slightly during 2012 as compared to 2011, principally due to higher slot machine revenue.  Gaming revenues for the entire Biloxi market were largely unchanged in 2012 as compared to the prior year.  Premier’s gaming revenues increased 3% in 2011 as compared to 2010, principally due to slot machine revenue, which increased due to customer loyalty programs and enhancements, offset in part by a larger amount of table game payouts.  During 2011, overall gaming revenues for the entire Biloxi market declined slightly as compared to 2010.

The increase in direct operating expenses during 2012 as compared to 2011 primarily reflects greater costs for marketing and promotions, food and beverage, contract labor, employee benefits and insurance.  The increase in direct operating expenses in 2011 as compared to 2010 primarily reflects greater marketing and promotional costs.

Depreciation and amortization expense decreased during 2012 as compared to 2011 principally due to certain assets becoming fully depreciated.

Selling, general and other expenses during 2012 include a charge of $568,000 relating to Hurricane Isaac, primarily for cleanup and repairs.  Selling, general and other expenses for 2010 include a loss for the award of $11,200,000, including interest, to the former holders of Premier’s bond debt as a result of a decision by the Bankruptcy Court for the Southern District of Mississippi.  Premier filed a notice of appeal of the Bankruptcy Court’s decision and no amounts were paid while the appeal was pending.  In 2011, Premier entered into an agreement to settle the litigation with its former noteholders for $9,000,000.  As a result, Premier reduced the liability for the award and credited selling, general and other expenses for $2,241,000 in 2011.  All litigation with respect to Premier’s chapter 11 restructuring has been settled.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010

Revenues and other income	$10,925	$96,501	$17,075

Expenses:
Interest	–	34	2,034
Depreciation and amortization	3,582	3,461	6,163
Other operating expenses, including impairment
charges described below	19,238	12,087	63,813
	22,820	15,582	72,010

Income (loss) before income taxes	$(11,895)	$80,919	$(54,935)

Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment’s operating properties, the current status of the Company’s real estate development projects and non-recurring gains or losses recognized when real estate assets are sold.  As a result, pre-tax results for this segment for any particular period is not predictable and does not follow any consistent pattern.

The Company did not have any major real estate sales during the last three years.  Revenues and other income in 2010 include a gain of $1,200,000 for the favorable settlement of an insurance claim and a lawsuit.

Revenues and other income in 2011 period include a gain on forgiveness of debt of $81,848,000 related to the Myrtle Beach project.  As is more fully discussed above, in January 2011 a subsidiary of the Company paid $19,275,000 to the lenders of the Myrtle Beach project in full satisfaction of the project’s non-recourse indebtedness, which had a balance of $100,524,000 at December 31, 2010.  The Company had previously recorded impairment charges for this project aggregating $114,900,000 (including $47,074,000 in 2010).

Other operating expenses include impairment charges for real estate projects of $4,171,000 and $2,357,000 in 2012 and 2010, respectively, in addition to charges related to the Myrtle Beach project.  In 2012, operating expenses also include additional commissions at the Myrtle Beach project and a charge for the value of certain land that was contributed by this project.

Although there has been some recent improvement, residential property sales volume, prices and new building starts have remained low in many U.S. markets compared to historical standards, including markets in which the Company has real estate projects.  The slowdown in residential sales was exacerbated by turmoil in the mortgage lending and credit markets, resulting in stricter lending standards and reduced liquidity for prospective home buyers.  The Company has deferred its development plans for certain of its real estate development projects, and is not actively soliciting bids for its fully developed projects.  The Company intends to wait for market conditions to improve before marketing certain of its projects for sale.

Medical Product Development

A summary of results of operations for Sangart for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010

Revenues and other income	$377	$378	$123

Expenses:
Salaries and incentive compensation	13,973	12,415	9,710
Depreciation and amortization	853	845	870
Selling, general and other expenses	30,514	29,814	14,986
	45,340	43,074	25,566

Loss before income taxes	$(44,963)	$(42,696)	$(25,443)

Sangart’s selling, general and other expenses include research and development costs of $17,580,000, $22,130,000 and $5,428,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Research and development costs in 2011 include $10,000,000 related to a new patent license.  Sangart’s research and development costs exclusive of the new patent license increased in 2012 as compared to 2011, primarily due to increased clinical trial activity related to a larger Phase 2 clinical study of MP4OX in trauma patients.  The increase in research and development costs in 2011 primarily related to preparation for and commencement of this larger Phase 2 clinical study, as well as the new patent license.

Sangart’s results reflect charges (reductions) to selling, general and other expenses of $(4,447,000) and $261,000 in 2011 and 2010, respectively, related to share-based awards previously granted to a former officer.  The fair value of these share-based awards increased during 2010 but declined during 2011; accordingly, in 2011 Sangart reduced the liability and credited selling, general and other expenses.  Salaries and incentive compensation expense increased in 2012 and 2011 principally due to higher headcount.

Sangart is a development stage company that does not have any revenues from product sales.  Sangart recently completed a Phase 2 clinical trial of MP4OX in 316 trauma patients.  The primary efficacy goal of the study was not met, as the MP4OX treated group did not show a statistically significant improvement in the number of patients discharged and alive after 28 days as compared to the control group that received normal standard of care treatment.  But clinically significant improvements were observed in some other measures of efficacy and no significant safety concerns were identified.  Sangart is now evaluating plans for its next clinical trial of MP4OX in trauma patients.  Sangart also recently completed a Phase 1b clinical trial of its MP4CO product in sickle cell disease patients not currently in crisis.  Study results are considered to be successful and capable of supporting Sangart’s plans to conduct a Phase 2 clinical study involving sickle cell disease patients in crisis.  If this Phase 2 study was to be successful, Sangart would then have to conduct a Phase 3 clinical study in sickle cell patients.  Completing these studies will take several years at substantial cost and until they are successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales in either the trauma or the sickle cell disease markets.

In addition to obtaining requisite regulatory approvals for the manufacture and sale of MP4 products, including approval of a manufacturing facility which has yet to be built, Sangart would have to create sales, marketing and distribution capabilities prior to any commercial launch, either directly or in partnership with a service provider.  In recent years, substantially all of the funding needed for MP4 development has come from the Company.  Significant additional funding will be needed prior to regulatory approval and commercial launch; the Company is not committed to provide such funding and Sangart is currently exploring potential external sources of funding and support.  The Company is unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010

Revenues and other income	$69,620	$69,038	$67,119

Expenses:
Interest	–	1	12
Salaries and incentive compensation	9,705	8,930	8,445
Depreciation and amortization	5,588	5,605	4,094
Selling, general and other expenses	99,141	78,876	72,055
	114,434	93,412	84,606

Loss before income taxes	$(44,814)	$(24,374)	$(17,487)

Revenues and other income for 2012 and 2011 include $9,640,000 and $14,592,000, respectively, of increased revenues at the winery operations; substantially all of the 2012 increase and $9,628,000 of the 2011 increase results from the acquisition of Seghesio Family Vineyards in the second quarter of 2011.  As discussed above, the Company’s winery operations will be distributed to shareholders in February 2013.  Other income for 2011 and 2010 includes $5,366,000 and $11,143,000, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures related to energy projects; such amounts were not significant in 2012.  Revenues and other income for 2012 and 2011 also reflect $5,079,000 and $2,303,000, respectively, of less income from purchased delinquent credit card receivables, and for 2011 $4,540,000 of less income from a property rental business.

Selling, general and other expenses for 2012 include a charge of $20,000,000 for estimated potential losses related to a legal proceeding, which is discussed in Item 3, above.  Selling, general and other expenses include $33,235,000, $33,606,000 and $26,776,000 for 2012, 2011 and 2010, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  Selling, general and other expenses for 2010 also reflect $4,326,000 for other operations’ portion of a settlement charge in connection with the termination and settlement of the Company’s frozen defined benefit pension plan, and a $3,000,000 charge for a settlement with certain insurance companies.  The change in selling, general and other expenses for 2012 and 2011 as compared to the prior year also reflects $2,138,000 and $12,152,000, respectively, of greater costs at the winery operations, and for 2011 $1,412,000 of lower costs at the property rental business.  Selling, general and other expenses also include charges of $1,513,000 in 2010 at the winery operations to reduce the carrying amount of wine inventory.

Corporate

A summary of results of operations for corporate for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010

Revenues and other income (including net
securities gains)	$1,259,624	$906,480	$744,337

Expenses:
Interest	80,150	111,672	121,285
Salaries and incentive compensation	95,726	41,425	60,464
Depreciation and amortization	19,727	23,296	20,979
Selling, general and other expenses	85,936	81,226	67,995
	281,539	257,619	270,723

Income before income taxes	$978,085	$648,861	$473,614

Net securities gains for Corporate aggregated $590,581,000, $641,480,000 and $179,494,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Net securities gains include gains of $543,713,000, $628,197,000 and $94,918,000 for 2012, 2011 and 2010, respectively, resulting from the sale of the Company’s investment in the common shares of Fortescue, and in 2010 include a gain of $66,200,000 from the sale of the Company’s investment in LPH.  Net securities gains are net of impairment charges of $2,461,000, $3,586,000 and $2,474,000 during 2012, 2011 and 2010, respectively.  The Company’s decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or the Company’s liquidity needs.  The decision could also be influenced by the status of the Company’s tax attributes.  The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income declined $23,564,000 in 2012 as compared to 2011, principally due to decreased cash dividends of $12,462,000 paid on Fortescue’s common shares and less investment income due to a smaller amount of fixed income securities.  Investment income increased $23,008,000 in 2011 as compared to 2010, principally due to cash dividends of $13,726,000 paid on Fortescue’s common shares and greater investment income due to a larger amount of fixed income securities.

Other income, which increased $427,607,000 in 2012 as compared to 2011 and decreased $322,851,000 in 2011 as compared to 2010, includes $116,809,000, $214,455,000 and $149,257,000 for 2012, 2011 and 2010, respectively, related to Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  Other income in 2012 includes a gain of $526,184,000 recognized on redemption of the FMG Note.  Depreciation and amortization expenses include prepaid mining interest amortization related to the FMG Note of $6,942,000, $11,800,000 and $9,943,000 for 2012, 2011 and 2010, respectively, which was being amortized over time in proportion to the amount of ore produced.  Other income in 2010 includes a gain on the sale of Las Cruces to Inmet of $383,369,000.

The decrease in interest expense primarily reflects the repurchases of certain of the Company’s debt securities during each of the last three years.

For the years ended December 31, 2012, 2011 and 2010, salaries and incentive compensation includes accrued incentive bonus expenses of $71,238,000, $8,390,000 and $45,948,000, respectively, of which $37,028,000, $(2,059,000) and $21,400,000, respectively, related to the Company’s Senior Executive Annual Incentive Bonus Plan.  Bonus accruals under the Senior Executive Annual Incentive Bonus Plan are based on a percentage of pre-tax profits as defined in the plan.  Other Corporate incentive bonuses are discretionary and not determined based on any mathematical formula.  The Company recorded share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and the fixed stock option plan of $14,305,000, $23,019,000 and $4,067,000 in 2012, 2011 and 2010, respectively.  The change in share-based compensation expense in 2012 and 2011 as compared to the prior year was principally due to the warrants granted under the Company’s senior executive warrant plan in the second quarter of 2011, which were issued and vested 20% upon shareholder approval in the second quarter of 2011.

Selling, general and other expenses include expenses related to the repurchase of certain of the Company’s debt securities of $24,154,000, $6,352,000 and $5,138,000 in 2012, 2011 and 2010, respectively.  Selling, general and other expenses include costs for the investigation of investment opportunities and fees due for consummated transactions of $5,539,000, $18,820,000 and $3,377,000 in 2012, 2011 and 2010, respectively, including $14,834,000 related to the acquisition of National Beef in 2011.  Selling, general and other expenses for 2010 include $8,403,000 for Corporate’s portion of the defined benefit pension plan settlement charge and an impairment charge of $1,449,000 for a corporate aircraft.  Selling, general and other expenses for 2012 and 2011 also reflect $2,003,000 of less severance expense and $1,342,000 of greater severance expense, respectively; $932,000 and $1,029,000 of higher corporate aircraft expense, respectively; and for 2011 $1,326,000 of increased insurance expense.

Income Taxes

As discussed above, the income tax provision for 2010 reflects a credit of $1,157,111,000 as a result of the reversal of a portion of the valuation allowance for the net deferred tax asset.  The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize a substantial portion of the net deferred tax asset.  The tax provision for 2012, 2011 and 2010 also includes state and foreign income taxes of $42,540,000, $32,256,000 and $20,743,000, respectively.

The Worker, Homeownership, and Business Assistance Act of 2009 provided taxpayers a special election for extended net operating loss carryback benefits, and with respect to any net operating loss for which the election was made, eliminated the limitation that applies to using the NOL to reduce alternative minimum taxable income.  In 2010, the Internal Revenue Service provided additional guidance with respect to application of the law, and the Company made the election with respect to its 2008 NOL.  As a result, approximately $830,000,000 of the NOLs referred to above can be used to fully offset federal minimum taxable income, and no federal regular or minimum income tax would be payable on such income.  During 2010, the Company reversed deferred federal minimum tax liabilities which had been recorded in prior periods of $11,594,000 to income related to associated companies and $22,678,000 to accumulated other comprehensive income.

    The income tax provision reflects the reversal of tax reserves aggregating $600,000 for the year ended December 31, 2010 as a result of the expiration of the applicable statute of limitations and the favorable resolution of various state and federal income tax contingencies.

Associated Companies

    Income (losses) related to associated companies includes the following for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Jefferies	$301,341	$(668,282)	$157,873
Mueller	30,018	(6,093)	–
ACF	–	–	183,572
Berkadia	38,026	29,033	16,166
Garcadia companies	31,738	19,996	14,424
JHYH	33,938	11,211	20,053
Linkem	(18,890)	(2,243)	–
HomeFed	1,891	1,410	1,108
Las Cruces	–	–	(16,159)
Other	1,946	2,606	(2,016)
Income (losses) related to associated
companies before income taxes	420,008	(612,362)	375,021
Income tax (expense) benefit	(143,729)	218,321	5,745
Income (losses) related to associated
companies, net of taxes	$276,279	$(394,041)	$380,766
The Company elected the fair value option to account for its investments in Jefferies, Mueller and ACF, with changes in market values reflected directly in earnings.  The Company sold its investment in Mueller in 2012 and ACF in 2010.

The Company owns approximately 31.4% of HomeFed, a California real estate development company, which it acquired in 2002.  The Company’s share of HomeFed’s reported earnings fluctuates with the level of real estate sales activity at HomeFed’s development projects.

The Company’s equity investment in Las Cruces was sold in 2010.

Discontinued Operations

Oil and Gas Drilling Services

In October 2012, the Company sold Keen, recorded a pre-tax loss on sale of discontinued operations of $18,045,000 ($11,729,000 after taxes) and classified its historical operating results as a discontinued operation.  Pre-tax income (losses) of Keen were $(5,344,000), $3,533,000 and $(13,937,000) for the years ended December 31, 2012, 2011 and 2010, respectively.

Domestic Real Estate

In August 2010, the Company sold its operating retail shopping center in Long Island, New York and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,526,000.  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

Property Management and Services

In September 2010, the Company sold ResortQuest, recognized a pre-tax and after tax gain on sale of discontinued operations of $35,367,000 and classified its historical operating results as a discontinued operation.  Pre-tax income of ResortQuest was $13,552,000 for the year ended December 31, 2010.

Telecommunications

In October 2010, the Company sold STi Prepaid, recognized a pre-tax and after-tax gain on sale of discontinued operations of $21,104,000 and classified its historical operating results as a discontinued operation.  During 2011, additional final payments were received from the buyer and the Company recognized a gain from discontinued operations of $9,669,000.  Pre-tax income of STi Prepaid was $1,863,000 for the year ended December 31, 2010.

Other Operations

During 2012, the Company sold its small Caribbean-based telecommunications provider for aggregate consideration of $27,509,000, net of working capital adjustments, and recognized a pre-tax gain on sale of discontinued operations of $11,696,000 ($7,602,000 after taxes).  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

In 2010 the Company classified its power production business that burns waste biomass to produce electricity as a held for sale discontinued operation and recorded a charge of $25,321,000 to reduce the carrying amount of the business to its fair value.  Pre-tax income (losses) of this business, including the impairment charge, were $414,000, $(3,722,000) and $(36,917,000) for the years ended December 31, 2012, 2011 and 2010, respectively.

Other

During the years ended December 31, 2012, 2011 and 2010, the Company received distributions of $5,663,000, $4,690,000 and $11,640,000, respectively, from Empire, a subsidiary of the Company that had been classified as a discontinued operation in 2001 and fully written-off.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.

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

    The Company’s investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in equity.  Included in the Company’s available for sale investment portfolio are fixed income securities, which comprised approximately 71% of the Company’s total investment portfolio at December 31, 2012.  These fixed income securities are primarily rated “investment grade” or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises.  The estimated weighted average remaining life of these fixed income securities was approximately 1.6 years at December 31, 2012.  The Company’s fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  At December 31, 2011 fixed income securities comprised approximately 35% of the Company’s total investment portfolio and had an estimated weighted average remaining life of 4.3 years.

    Also included in the Company’s available for sale investment portfolio are equity securities, which are recorded on the balance sheet at an aggregate fair value of $934,823,000 (aggregate cost of $560,012,000) and which comprised approximately 27% of the Company’s total investment portfolio at December 31, 2012.  The majority of this amount consists of the investment in Inmet common shares, which is carried at fair value of $823,757,000.  The Company evaluates its investments for impairment on a quarterly basis.

    The Company is also subject to price risk related to its investment in Jefferies for which it has elected the fair value option.  At December 31, 2012, the investment in Jefferies is classified as investments in associated companies and carried at a fair value of $1,077,172,000.

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

For additional information, see Notes 6, 13 and 25 of Notes to Consolidated Financial Statements.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government and agencies	$1,658,185	$1,030	$833	$674	$540	$2,250	$1,663,512	$1,663,512
Weighted-Average Interest Rate	.39%	3.36%	3.36%	3.36%	3.36%	3.37%
U.S. Government- Sponsored Enterprises	$101,570	$85,146	$68,562	$56,206	$46,330	$237,114	$594,928	$594,928
Weighted-Average Interest Rate	2.76%	2.75%	2.71%	2.69%	2.67%	2.68%
Other Fixed Maturities:
Rated Investment Grade	$102,665	$27,684	$6,312	$618	$428	$921	$138,628	$138,628
Weighted-Average Interest Rate	3.21%	5.01%	2.68%	5.97%	5.97%	5.97%
Rated Less Than Investment Grade/Not Rated	$7,565	$4,407	$11,870	$375	$-	$-	$24,217	$24,217
Weighted-Average Interest Rate	7.31%	3.38%	3.02%	6.87%

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$793,665	$97,581	$455,405	$-	$-	$-	$1,346,651	$1,437,532
Weighted-Average Interest Rate	3.89%	7.87%	8.13%
Variable Interest Rate Borrowings	$38,609	$39,465	$40,447	$283,223	$5	$2,000	$403,749	$403,749
Weighted-Average Interest Rate	2.21%	2.37%	2.54%	2.85%	3.46%	4.01%

Off-Balance Sheet Items:
Unused Lines of Credit	$-	$-	$-	$136,821	$-	$-	$136,821	$136,821
Weighted-Average Interest Rate	2.21%	2.37%	2.54%	2.85%

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2012.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

As of February 14, 2013, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.

Name and present position, if any, with the Company	Biographical information, including, age, position with the Company, business experience during the last five years and family relationships, if any
Ian M. Cumming
Mr. Cumming, 72, has served as a director and our Chairman of the Board since June 1978.  Mr. Cumming is also a director of Skywest, Inc., a Utah-based regional air carrier and HomeFed; Mr. Cumming has an approximate 7.7% equity interest in HomeFed and a private charitable foundation, as to which Mr. Cumming disclaims beneficial ownership, has an approximate 2.2% equity interest in HomeFed.  Mr. Cumming also serves as a director of Jefferies.  Mr. Cumming previously served as a director and was Chairman of the Board of FINOVA and was a director of ACF, Fortescue and Mueller.

Mr. Cumming serves on the Boards of HomeFed and Jefferies at the request of the Company, to oversee the Company’s significant investment in each such company.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his more than 30 years as Chairman and Chief Executive Officer of the Company.  He also has experience serving on the boards of directors and committees of both public and private companies.

Paul M. Dougan
Mr. Dougan, 75, has served as a director since May 1985.  Mr. Dougan is a private investor.  Until July 2004, he was a director and President and Chief Executive Officer of Equity Oil Company, a company engaged in oil and gas exploration and production.

Mr. Dougan has managerial experience in the independent energy sector, particularly in connection with exploration of natural resources and development of energy related businesses and in real estate development.  He also has experience serving on the boards of directors of both public and private companies.  He has served on committees of the Company’s Board of Directors.

Name and present position, if any, with the Company	Biographical information, including age, position with the Company, business experience during the last five years and family relationships, if any
Alan J. Hirschfield
Mr. Hirschfield, 77, has served as a director since April 2004.  Mr. Hirschfield is a private investor and consultant. Mr. Hirschfield has held executive positions in the financial information services industry and the entertainment industry.  He is a director and Chairman of the Audit Committee of Carmike Cinemas, Inc., a publicly traded motion picture exhibitor in the United States and is a director and Chairman of the Compensation Committee of Cantel Medical Corp., a publicly traded healthcare company.  He was formerly a director of Interactive Data Corporation.

Mr. Hirschfield has managerial experience in the media and entertainment sector, as well as in investment banking and real estate.  He also has experience serving on the boards of directors of both public and private companies.  He has served on committees of both public and private companies, including audit committees (serving as chair), as well as serving on the Company’s Audit Committee.

James E. Jordan
Mr. Jordan, 68, has served as a director since February 1981.  Mr. Jordan is a private investor.  He was the Managing Director of Arnhold and S. Bleichroeder Advisers, LLC, a privately owned global investment management company from July 2002 to June 2005.  Mr. Jordan is a director of the First Eagle family of mutual funds, JZ Capital Partners Limited, a Guernsey registered investment trust company and Alpha Andromeda Investment Trust S.A., an asset management company based in Athens, Greece.

Mr. Jordan has managerial experience in the financial sector, particularly in the area of asset management both in the U.S. and foreign markets.  He also has experience serving on the boards of directors of both public and private companies.  He has served on committees of the Company’s Board of Directors, including serving as Chair of the Company’s Nominating and Corporate Governance Committee and formerly serving as Chair of the Company’s Audit Committee.

Jeffrey C. Keil
Mr. Keil, 69, has served as a director since April 2004. Mr. Keil is a private investor who had been President and a director of Republic New York Corporation and Vice Chairman of Republic National Bank of New York from 1984 to 1996. Mr. Keil is currently a director of a privately held trust company, the non-executive chairman of a privately held registered investment advisor and a director of a privately held wealth manager.  Since January 2012, Mr. Keil has served on the Board of Directors of The St. Joe Company, the business of which is residential and commercial real estate, rural land sales and forestry.

Mr. Keil was formerly a director of Presidential Life Insurance Company and Anthracite Capital, Inc., a specialty real estate finance company.

Mr. Keil has managerial experience in the domestic and international banking sector, as well as in real estate and investing.  He also has experience serving on the boards of directors of both public and private companies.  He has served on committees of both public and private companies, including audit committees, as well as serving as Chair of the Company’s Audit Committee

Name and present position, if any, with the Company	Biographical information, including age, position with the Company, business experience during the last five years and family relationships, if any
Barbara L. Lowenthal	Ms. Lowenthal, 58, is a Vice President and Comptroller of the Company. Ms. Lowenthal, a certified public accountant, has served as a Vice President and Comptroller of the Company since April 1996.
Thomas A. Mara
Mr. Mara, 66, is an Executive Vice President of the Company.  Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977.  He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company from January 1993 to May 2007.  In addition, he is a director of Inmet and previously served as a director and Chief Executive Officer of FINOVA.

Jesse Clyde Nichols, III
Mr. Nichols, 73, has served as a director since June 1978.  Mr. Nichols is a private investor. He was President, from May 1974 through 2000, of Nichols Industries, Inc., a diversified holding company.

Mr. Nichols has managerial experience in the manufacturing sector.  He also has experience serving on the boards of directors of both public and private companies.  He has served on committees of the Company’s Board of Directors, as well as serving as Chair of the Company’s Compensation Committee.

Rocco J. Nittoli
Mr. Nittoli, 54, is a Vice President and Treasurer of the Company.  Mr. Nittoli joined the Company in September 1997, and has served in a variety of capacities at the Company’s subsidiaries and as Treasurer of the Company since May 2007, and as a Vice President of the Company since September 2007.

Joseph M. O’Connor	Mr. O’Connor, 37, is a Vice President of the Company. Mr. O’Connor joined the Company in August 2001 and has served as a Vice President of the Company since May 2007.
Joseph A. Orlando
Mr. Orlando, 57, is a Vice President and Chief Financial Officer of the Company.  Mr. Orlando, a certified public accountant, has served as Chief Financial Officer of the Company since April 1996 and as a Vice President of the Company since January 1994.

Michael Sorkin
Mr. Sorkin, 69, has served as a director since May 2009.  He has served as Vice Chairman of Global Financial Advisory Division, London, of N M Rothschild & Sons Limited since 2001.  Mr. Sorkin serves on the Board of Directors of Almar Plc., a private company that distributes watches, watchstraps and associated products.  In addition, between 2002 and 2011, Mr. Sorkin served as a non-executive director of St. James’s Place PLC, a company engaged in wealth management services. Mr. Sorkin was formerly a director of JZ Equity Partners Plc.

Mr. Sorkin has management and strategic experience in international investment banking and the financial services sector.  He also has experience advising companies on international transactions, and has served on the boards of directors of both public and private companies.

Name and present postion, if any, with the Company	Biographical information, including age, position with the Company, business experience during the last five years and family relationships, if any
Joseph S. Steinberg
Mr. Steinberg, 69, has served as a director since December 1978 and as our President since January 1979.  Mr. Steinberg is Chairman of the Board of HomeFed; Mr. Steinberg has an approximate 8.6% equity interest in HomeFed, trusts for the benefit of Mr. Steinberg’s children have an approximate .8% equity interest in HomeFed, a private charitable trust, as to which Mr. Steinberg disclaims beneficial ownership, has an approximate .5% equity interest in HomeFed and a private trust, as to which Mr. Steinberg disclaims beneficial ownership, has an approximate .3% equity interest in HomeFed.  Mr. Steinberg is also a director of Jefferies.  Mr. Steinberg serves on the Boards of HomeFed and Jefferies at the request of the Company, to oversee the Company’s significant investment in each such company.  Mr. Steinberg previously served as a director of Mueller, Fortescue, FINOVA, White Mountains Insurance Group and Jordan Industries Inc.

Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of the Company.  He also has experience serving on the boards of directors and committees of both public and private companies.

Justin R. Wheeler
Mr. Wheeler, 40, is a Vice President and Chief Operating Officer of the Company. Mr. Wheeler joined the Company in March 2000, has served in a variety of capacities in the Company’s subsidiaries and has been a Vice President of the Company since October 2006 and Chief Operating Officer of the Company since March 2012.  In addition, Mr. Wheeler serves as a director of INTL FCStone Inc. and previously was a director of ACF.

Audit Committee

The Board of Directors has a standing Audit Committee, established in accordance with the requirements of the SEC.  The Board of Directors has adopted a charter for the Audit Committee, which is available on our website, www.leucadia.com. The Audit Committee consists of Messrs. Keil (Chairman), Dougan, Hirschfield, Jordan and Nichols.  The Board has determined that each of Messrs. Keil and Hirschfield is independent in accordance with SEC Rule 10A-3 and is qualified as an audit committee financial expert within the meaning of regulations of the SEC, thereby satisfying the financial expertise requirement of the listing standards of the NYSE, and that each member of the Audit Committee is financially literate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of the forms furnished to us and written representations from our reporting persons, we believe that during the year ended December 31, 2012, all of our executive officers and directors filed the required reports on a timely basis.

Code of Practice

We have a Code of Business Practice, which is applicable to all directors, officers and employees of the Company, and includes a Code of Practice applicable to our principal executive officers and senior financial officers.  Both the Code of Business Practice and the Code of Practice are available on our website.  We intend to post amendments to or waivers from our Code of Practice applicable to our principal executive officers and senior financial officers on our website.

Item 11.       Executive Compensation.

Compensation Discussion & Analysis

Introduction

Our principal executive officers, Ian M. Cumming and Joseph S. Steinberg, in consultation with the Compensation Committee, establish our compensation philosophy and executive compensation program.  The Compensation Committee determines and approves the compensation of Messrs. Cumming and Steinberg, including bonus compensation under the 2003 Senior Executive Annual Incentive Bonus Plan, as amended (the “Bonus Plan”), and makes recommendations to the Board of Directors, in consultation with Messrs. Cumming and Steinberg, with respect to the compensation of the other executive officers of the Company including those named in the Summary Compensation Table (the “Senior Executive Officers” and together with Mr. Cumming and Mr. Steinberg, the “Named Executive Officers”).

Compensation Objectives and Philosophy

Our compensation philosophy is based upon rewarding our executive officers for current and past contributions, performance and dedication and providing incentives for superior long-term performance.  We continue to believe that there should be a strong link between pay and performance for both the Company and the individual.  Accordingly, a large percentage of annual compensation consists of discretionary bonus compensation.  This ensures that compensation paid to an executive reflects the individual’s specific contributions during the year, the level and degree of complexity involved in his/her contributions to the Company and the Company’s overall performance.

In determining the compensation of our Named Executive Officers for 2012, the Compensation Committee, together with Messrs. Cumming and Steinberg considered the Company’s excellent financial performance and the enhanced performance by the executives.

Role of Principal Executive Officers in Compensation Decisions

In determining executive compensation, the Compensation Committee works with Messrs. Cumming and Steinberg.  Each year Messrs. Cumming and Steinberg meet with the Compensation Committee to report their recommendations for the prior year’s bonus and current year’s salary levels for the Senior Executive Officers.

Setting Executive Compensation

In determining compensation for our Senior Executive Officers, neither the Compensation Committee nor Messrs. Cumming and Steinberg rely on any specific formula, benchmarking or pre-determined targets.  In making their recommendations to the Compensation Committee, Messrs. Cumming and Steinberg focus primarily on their subjective determination of the performance of the individual executive officer, as well as on the performance of the Company and general economic conditions.

In considering executive compensation, Messrs. Cumming and Steinberg take into account the dedication, institutional knowledge and significant contributions (which may involve restructuring newly acquired enterprises or managing and maximizing the value of existing or potential businesses and investments, the success of which may not be evident for several years) that our executive officers bring to the Company, as well as the status of the Company’s investments.  Messrs. Cumming and Steinberg report their compensation proposals to the Compensation Committee for its consideration and recommendation to the full Board of Directors for its approval.

The Compensation Committee noted the results of the say-on-pay advisory vote at the Company’s 2012 Annual Meeting, but determined not to make any changes to the Company’s executive compensation program during the year, concluding that taken as a whole it continues to provide a competitive pay-for-performance package that effectively incentivizes executives and retains them for the long term.

Elements of Compensation

In an effort to reflect our compensation philosophy and keep our compensation program as straightforward as possible, in 2012 our compensation package for Named Executive Officers consisted of four basic elements:

(1)      base salary;

(2)      annual bonus compensation (which for Messrs. Cumming and Steinberg has historically been governed by our shareholder approved Bonus Plan discussed below);

(3)      long-term incentives in the form of stock options granted pursuant to our shareholder approved Amended and Restated 1999 Stock Option Plan (the “Option Plan”), for executive officers other than Messrs. Cumming and Steinberg, and warrants granted in 2011 to Messrs. Cumming and Steinberg pursuant to our shareholder approved 2011 Senior Executive Warrant Plan (the “2011 Warrant Plan”); and

(4)       retirement benefits pursuant to our Savings and Retirement Plan and Deferred Compensation Retirement Plan.

Other elements of compensation include medical and life insurance benefits available to employees generally.  Additionally, certain perquisites may be available to executive officers that are not available to other employees generally.  See “Other Benefits; Executive Perquisites” below.

Each element of compensation has a different purpose.  Salary and bonus payments are designed mainly to reward current and past performance.  Stock options and warrants are primarily designed to provide strong incentive for superior long-term future performance and are directly linked to shareholders’ interests because the value of the awards will increase or decrease based upon the future price of the Company’s common shares.  Retirement benefits are designed to provide employees with income after they retire, and the Company’s annual contribution is determined based upon a combination of an employee’s age and years of service.

Other than Messrs. Cumming and Steinberg, none of our executive officers is a party to an employment agreement with the Company, although Messrs. Mara, Orlando and Wheeler each are party to retention agreements with the Company, as described below.

Base Salary

Base salary is consistent with the executive’s office and level of responsibility, with annual salary increases that generally amount to a small percentage of the executive’s prior base salary, primarily reflecting cost of living increases.  However, individual annual salary increases may be significant to reflect an executive’s increase in office and/or responsibility.  Base salary of executive officers other than Messrs. Cumming and Steinberg is determined by the Board of Directors after considering the recommendation of the Compensation Committee in consultation with Messrs. Cumming and Steinberg.  Base salary of Messrs. Cumming and Steinberg is based upon their employment agreements discussed in greater detail below.

Short-Term Incentives – Annual Bonus Compensation

Bonus compensation of executive officers, other than Messrs. Cumming and Steinberg, is determined by the Board on the basis of recommendations made by the Compensation Committee upon consultation with Messrs. Cumming and Steinberg based on their subjective assessment of an executive’s performance and the Company’s performance.

Bonus Compensation for Messrs. Cumming and Steinberg is determined by the Compensation Committee principally pursuant to the terms of the Bonus Plan, although the Compensation Committee may award bonuses to Messrs. Cumming and Steinberg in addition to the amounts provided under the Bonus Plan.  The Bonus Plan provides for an annual incentive bonus to each of Messrs. Cumming and Steinberg in an amount equal to 1.35% of the audited pre-tax earnings of the Company and its consolidated subsidiaries for each year through 2014, subject to reduction by the Compensation Committee, in its sole discretion.

Additionally, in 2012 all employees of Leucadia National Corporation (but not all subsidiaries) received an annual discretionary year-end bonus equal to 3% of base salary.

Long-Term Incentives – Stock Options

By means of our Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling the positions.  From time to time, stock options may be awarded which, under the terms of the Option Plan, permit the executive officer or other employee to purchase common shares of the Company, after vesting, at not less than the fair market value of the common shares on the date of grant of the stock option.  Since employees only realize a gain if the price of the common shares increases during the period of the option, shareholder and executive officer interests are aligned.  Options granted to executive officers generally become exercisable at the rate of 20% per year, commencing approximately one year after the date of grant.  As with base salary and bonuses, the amount of stock options awarded to an executive officer is not based on any specific formula, but rather on a subjective assessment of the executive’s level and performance, as well as the date and extent of prior option grants.  Options are granted to executive officers by the Compensation Committee upon the recommendation of Messrs. Cumming and Steinberg.  Options are not granted according to a set schedule; however, since 2000 the Compensation Committee has granted options every other year.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.

Long-Term Incentives – Warrants

Although Messrs. Cumming and Steinberg are eligible to participate in our Option Plan, they have never received stock options; instead Messrs. Cumming and Steinberg have received shareholder approved warrants, most recently in 2011, when shareholders approved our 2011 Warrant Plan pursuant to which Messrs. Cumming and Steinberg were each granted warrants to purchase 2,000,000 common shares at an exercise price of $33.84 (105% of the closing price per common share on the grant date).  These warrants vest at a rate of 20% per year, commencing on May 16, 2011 (the date shareholder approval was received) and thereafter on March 7th of each of 2012, 2013, 2014 and 2015.  At December 31, 2012, the closing price of a common share of the Company was $23.79 per share, significantly below the per share exercise price of the 2011 Warrants.

Clawback Policy

Recognizing that regulations with respect to clawback policies as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 (the “Dodd-Frank Act”) have yet to be promulgated, the Company has provided that with respect to bonuses under the Bonus Plan and options and warrants granted since enactment of the Dodd-Frank Act, the Company has the right to enforce all obligations related to the options and warrants and the common shares issuable thereunder that may be imposed by the rules and regulations of the SEC, the listing standards of the NYSE, or other applicable laws relating to the implementation of the clawback provisions of the Dodd-Frank Act.

Retirement Benefits Pursuant to Our Savings and Retirement Plan and Deferred Compensation Retirement Plan, and with Respect to Eligible Employees, the Frozen Defined Benefit Pension Plan

Savings and Retirement Plan

We and certain of our affiliated companies currently maintain a Savings and Retirement Plan for certain of our employees and employees of these affiliated companies.  Participants in the Savings and Retirement Plan may make before-tax and/or after-tax contributions to the plan and we will match a portion of an eligible participant’s before-tax contributions.  The Savings and Retirement Plan also provides a contribution for eligible participants determined on the basis of age and service with potential contributions ranging from 2% of eligible compensation up to 16% of eligible compensation (the “Profit Sharing Benefit”).  Eligible compensation for the Profit Sharing Benefit for 2012 was limited to $250,000.  Beginning in 2009, eligible employees earning more than $130,000 in the previous fiscal year were no longer eligible to participate in the Profit Sharing Benefit portion of the Savings and Retirement Plan (although they still are eligible to make salary reduction contributions and to receive matching contributions under the Savings and Retirement Plan).  As a result, on January 1, 2009, we established the Leucadia National Corporation Deferred Compensation Retirement Plan, which allows such employees the opportunity to receive an employer contribution based on age and years of service.

The Savings and Retirement Plan is intended to qualify under the provisions of Section 401 of the Code.

Deferred Compensation Retirement Plan

Effective January 1, 2009, we established the Leucadia National Corporation Deferred Compensation Retirement Plan (“Deferred Compensation Plan”), which allows participating employees with compensation in excess of $130,000 the opportunity to receive an employer contribution ranging from 2% of eligible compensation up to 16% of eligible compensation.  Contributions are determined on the basis of age and years of service.  The Deferred Compensation Plan does not provide for employee contributions.  The Deferred Compensation Plan is designed as a non-qualified deferred compensation plan and is intended to meet the requirements of Section 409A of the Code.  Senior executives who are eligible to participate in the Deferred Compensation Plan are not eligible to receive the Profit Sharing Benefit under the Savings and Retirement Plan.  Separate accounts are maintained for each participant and participants may direct the investment of their account.  Accounts under the Deferred Compensation Plan are subject to the same rules for contribution and investment timing, investment transaction accounting, and investment changes applied to the accounts of all employees participating in the Savings and Retirement Plan.  Distributions are made upon retirement, separation from service, death, disability or Change in Control (as defined in the Deferred Compensation Plan).  In-Service distributions are available in the case of unforeseeable emergency.  Lump sum payments to specified employees (as such term is defined in Code Section 409A(a)(2)(B)(i)) will not be made until six months and one day following a separation from service.  All Named Executive Officers are fully vested in their benefit under the Deferred Compensation Plan.

Other Benefits; Executive Perquisites

Medical and life insurance benefits are available to employees generally.

Under our employment agreements with Messrs. Cumming and Steinberg, we have agreed to carry at our expense term life insurance policies on their lives in the amount of $1,000,000 each, payable to the beneficiaries as each of Messrs. Cumming and Steinberg shall designate.  Additionally, Messrs. Cumming and Steinberg each may use the Company’s aircraft for non-business purposes, subject to the limitations set forth in their employment agreements.  See “Employment Agreements” below.  The incremental costs of any such aircraft usage are reported as other compensation in the Summary Compensation Table below.

Certain of our executive officers receive the use of Company owned cars and certain related benefits.  The incremental costs of any personal use by the Named Executive Officers are reported as other compensation in the Summary Compensation Table below.  The Company also pays for the parking expenses of one of our executive officers.

Stock Ownership Requirements

We do not have a formal stock ownership requirement; however, our Named Executive Officers beneficially own approximately 19.4% of our outstanding common shares, as reflected in the Present Beneficial Ownership of Common Shares table below.

Compensation of Senior Executive Officers (executive officers other than Ian M. Cumming and Joseph S. Steinberg)

On December 18, 2012, the Company’s Board of Directors, upon the recommendation of the Compensation Committee in consultation with Messrs. Cumming and Steinberg, approved annual salary increases (effective January 1, 2013) and discretionary 2012 cash bonuses for each of the Company’s Senior Executive Officers.

Discretionary cash bonus compensation of our Senior Executive Officers is determined based upon the subjective assessment of an executive’s and the Company’s performance, given the varied nature of the Company’s businesses.  Bonuses are subjective and are not based upon any formula or the application of any mathematical criteria.  Discretionary bonuses for 2012 were significantly higher than those determined for 2011, reflecting the improved performance of the Company in 2012, particularly the realized gains resulting from the sales of Fortescue’s common shares and the redemption of the FMG Note, and the disposition of the Company’s interests in Mueller, Keen and its Caribbean-based telecommunications provider.  The Compensation Committee also considered annual performance reviews completed by each executive officer for the year, which provide Messrs. Cumming and Steinberg with each executive’s own assessment of his or her achievements for the year.

In evaluating each executive’s performance, Messrs. Cumming and Steinberg take into account the individual contributions to the current and future operations of the Company made by the Senior Executive Officers and place significant emphasis on whether the executive’s performance has increased the long-term value of the Company, rather than on short-term gains.  Messrs. Cumming and Steinberg also recognize that the current efforts of its executive officers may not result in operating profits for many years in the future.

Bonuses can vary widely from year to year, reflecting the Company’s profitability and the activities of the Company for that year.  For example, in years in which the Company is making significant acquisitions or dispositions, Messrs. Cumming and Steinberg are likely to consider the executive’s contribution to that effort (assuming his or her job responsibilities include acquisition and/or disposition activities or oversight) and in years in which the Company is actively engaged in restructuring operating companies, Messrs. Cumming and Steinberg are likely to consider the executive’s contribution to these efforts (assuming his or her job responsibilities include operations-related activities or oversight).  Messrs. Cumming and Steinberg also consider the executive’s contribution to analyses that results in avoiding investments that do not meet the Company’s investment criteria and are not consummated.

For 2012, Messrs. Cumming and Steinberg considered Mr. Mara’s senior leadership role in the Company, his extensive efforts with the Company’s investment in Inmet and its several energy related projects, as well as his leadership and contributions to due diligence and negotiation efforts in acquisition opportunities.

For Mr. Orlando, for 2012, Messrs. Cumming and Steinberg principally considered his senior leadership role in the Company, his outstanding efforts on behalf of the Company in connection with the pending strategic combination with Jefferies and the pending spinoff of Crimson, his  management skills in coordinating the accounting operations of the Company’s multiple and varied operations, contributions to due diligence and negotiation efforts in acquisition opportunities and oversight of the Company’s public reporting and income tax filings.

For Mr. Wheeler, for 2012, Messrs. Cumming and Steinberg considered the excellent job he has done as Chief Operating Officer of the Company, his contributions to due diligence and negotiation efforts in acquisition opportunities, and his involvement in the Jefferies transaction.  As the Company’s Chief Operating Officer, he is responsible for overseeing the Company’s varied operating companies and investments, as well as the sale of the Company’s interests in Mueller, Keen and its Caribbean-based telecommunications provider.

After considering all of the foregoing, Messrs. Cumming and Steinberg made their recommendations to the Compensation Committee for its review and approval.  Thereafter, the Compensation Committee made its recommendation to the Board of Directors.

As discussed under “Elements of Compensation – Long-Term Incentives – Stock Options,” as with base salary and bonuses, the amount of stock options awarded to the Senior Executive Officers is not based on any specific formula, but rather on a subjective assessment of the executive’s level and performance, including the recommendations of Messrs. Cumming and Steinberg, as well as the date and extent of prior option grants.  The Compensation Committee believes option grants, when made, should generally be in amounts consistent with prior year’s option grants, unless there are significant changes in the executive’s performance level or responsibility, or some other factor that would warrant a decision by the Compensation Committee to alter the size of the grant.  Although options are not granted according to a set schedule, since 2000 the Compensation Committee has granted options to key employees every other year.  The options vest and become exercisable in five equal annual installments, commencing approximately one year from the grant date.

On December 13, 2012, in conjunction with the Compensation Committee’s recommendation to the Board of Directors with respect to the annual salary increases and discretionary 2012 bonuses for the Senior Executive Officers, options to purchase common shares of the Company were granted at an exercise price of $23.22 per share to certain key employees, including options to purchase 100,000 common shares to each of the Senior Executive Officers.  Vesting of these options will begin on January 2, 2014.

For all of our Senior Executive Officers, in determining the size of any option grant or whether to increase or decrease the size of grant from the prior grant, the Compensation Committee considers subjective factors such as any changes in responsibility, the general nature of the executive’s performance, the executive’s contributions, and previous option grants.  The Compensation Committee may also consider the total compensation package or any changes thereto.  In determining the option award made to each Senior Executive Officer in December 2012, the Compensation Committee did not identify any factors that warranted an adjustment to the size of the option grant from that made in 2010 and 2008.  In accordance with the terms of the Option Plan, all options were granted at the NYSE closing price on the date of grant.

Retention Agreements

On March 1, 2010, upon the recommendation of Messrs. Cumming and Steinberg and the Compensation Committee, the Board authorized a retention agreement with Mr. Wheeler.  On June 22, 2010, the Board authorized a retention agreement with each of Messrs. Mara and Orlando.  The retention agreements provide for a payment of $2,500,000 to Mr. Wheeler and $2,750,000 to each of Messrs. Mara and Orlando if, at any time through March 1, 2015 for Mr. Wheeler and through June 15, 2015 for Messrs. Mara and Orlando, neither Mr. Cumming nor Mr. Steinberg is the Chief Executive Officer of the Company and such executive terminates his employment within six months of such event.  The agreements contain a two year non-compete and non-solicitation clause.  Messrs. Cumming and Steinberg recommended these arrangements in view of their concern that the Senior Executive Officers might consider the pursuit of other opportunities and their belief that these arrangements would be an effective retention tool.

Compensation of Messrs. Cumming and Steinberg

The Compensation Committee determines and approves, in conjunction with the Board of Directors, the annual compensation of Mr. Cumming, our Chairman of the Board, and Mr. Steinberg, our President.  The base compensation of Messrs. Cumming and Steinberg is set pursuant to employment agreements between the Company and each of Messrs. Cumming and Steinberg expiring June 30, 2015.  See “Employment Agreements and Elements of Post-Termination Compensation and Benefits.”  The base salaries of Messrs. Cumming and Steinberg provided for in the current employment agreements initially were determined by the Compensation Committee in 1994 and increase annually in July of each year only to reflect annual cost of living increases pursuant to the terms of their respective employment agreements.

Messrs. Cumming and Steinberg are also eligible to receive bonus compensation under the Bonus Plan.  The Bonus Plan directly links the annual incentive bonus of Messrs. Cumming and Steinberg with our earnings, while providing the Compensation Committee with the flexibility to reduce amounts to be paid under the Bonus Plan.  The Bonus Plan, as amended in May 2006 pursuant to shareholder approval, provides for annual incentive bonuses to be paid to each of Messrs. Cumming and Steinberg in an amount equal to 1.35% of our audited consolidated pre-tax earnings for each of the fiscal years through 2014.  The amount of the annual incentive bonus awarded to Messrs. Cumming and Steinberg in any given year is subject to reduction by the Compensation Committee, in its sole discretion.  Payments under the Bonus Plan are made in cash following written certification by the Compensation Committee as to the amount of the annual incentive bonus for any given year.  Historically, amounts awarded to Messrs. Cumming and Steinberg, if any, under the Bonus Plan were determined and approved by the Compensation Committee each year following the annual meeting of shareholders.  In anticipation of the expected increase in income tax rates effective in 2013, in December 2012, the Compensation Committee considered an award of a partial bonus to Messrs. Cumming and Steinberg under the Bonus Plan, as described below.

The Bonus Plan is designed so that the cash bonuses awarded under the plan will qualify as “performance-based compensation” under Section 162(m) of the Code.  See “Accounting and Tax Matters.”

In May 2012, following the 2012 Annual Meeting of Shareholders, the Compensation Committee awarded performance bonuses for 2011 of $1,073,763 to each of Messrs. Cumming and Steinberg under the Bonus Plan.  This amount was the maximum amount awardable under the Bonus Plan.

As previously reported, the Compensation Committee awarded performance bonuses under the Bonus Plan for 2009 and 2010 to each of Ian M. Cumming, Chairman of the Board of the Company, and Joseph S. Steinberg, President of the Company.  For each of those years, the Compensation Committee certified an amount under the Bonus Plan that exceeded the amount actually paid for such year to Mr. Cumming and Mr. Steinberg.  In doing so, the Compensation Committee exercised its discretion to pay out less than the maximum amount certified as having been earned under the Bonus Plan for each such year, instead choosing to reconsider, at an appropriate time in the future, whether to pay any of the remaining portion of the 2009 bonus and/or the 2010 bonus (an aggregate of $9,021,089 for each of Mr. Cumming and Mr. Steinberg) (each, the “Remaining Bonus”), retaining full discretion to consider all relevant and appropriate facts when determining whether to award some or all of the Remaining Bonus to each of Mr. Cumming and Mr. Steinberg.  On December 3, 2012, the Compensation Committee awarded the Remaining Bonus to each of Mr. Cumming and Mr. Steinberg, taking into consideration the Company’s expected performance during 2012 and the likely increase in the tax rates that would have applied to this bonus had it been paid in 2013.  The Compensation Committee intends to consider an additional 2012 bonus for Messrs. Cumming and Steinberg at their meeting to be held after this Form 10-K has been filed.

Upon consummation of the Jefferies Merger, Mr. Cumming will retire from his positions with the Company and its subsidiaries, although he will remain a director of the Company.  The Board of Directors and Mr. Cumming have agreed upon the financial and other terms of Mr. Cumming’s retirement from the Company, including the payment of the maximum bonus payable for 2012 under the Bonus Plan (which has been fully accrued), without reduction as the Compensation Committee would otherwise have had the discretion to make.  See “Item 13.  Certain Relationships and Related Transactions and Director Independence” below.  There is no similar agreement for Mr. Steinberg, who will become Chairman of the Board of the Company and will continue to work as a full time employee of the Company upon consummation of the Jefferies Merger.

Employment Agreements and Elements of Post-Termination Compensation and Benefits

Employment Agreements

We have employment agreements with Messrs. Cumming and Steinberg that provide for Mr. Cumming’s employment as our Chairman of the Board and Chief Executive Officer and for Mr. Steinberg’s employment as our President in each case through June 30, 2015 at annual salaries of $794,797 (as of July 1, 2012), subject to annual cost of living adjustments effective July 1 of each year, plus any additional compensation as may be authorized by the Board of Directors.  Although their employment agreements entitle Messrs. Cumming and Steinberg to participate in all of our incentive plans and those of our subsidiaries and affiliated companies, they do not participate in any of those plans.  We have also agreed to carry at our expense term life insurance policies on their lives in the amount of $1,000,000 each, payable to the beneficiaries as each of Messrs. Cumming and Steinberg shall designate.  Additionally, their employment agreements entitle Messrs. Cumming and Steinberg, for as long as the Company has corporate-owned aircraft for business use, and subject to the availability of such aircraft, to the personal use of such aircraft, provided that the incremental cost to the Company does not exceed $1,500,000 per year for each of Messrs. Cumming and Steinberg.  Their employment agreements also provide that the Company will provide Messrs. Cumming and Steinberg with the use of suitable cars.

Under the employment agreements, if there is an Initiating Event (as defined below) and (A) either the employment of Messrs. Cumming or Steinberg is terminated by us (other than for Cause (as defined below) or pursuant to the end of the term of the employment agreement or due to the death or disability of Messrs. Cumming or Steinberg) or (B) Messrs. Cumming or Steinberg terminates his employment within one year of certain occurrences, such as the appointment or election of another person to his office, the aggregate compensation and other benefits to be received by Mr. Cumming or Mr. Steinberg for any twelve full calendar months falling below 115% of the amount received by him during the comparable preceding twelve-month period, or a change in the location of his principal place of employment, Messrs. Cumming or Steinberg will receive a Severance Allowance equal to the remainder of the aggregate annual salary, as adjusted for increases in the cost of living, commencing on the date of termination and terminating at the close of business on June 30, 2015 (the “Severance Period”).  In addition, we or our successors will continue to (1) pay an amount equal to what Messrs. Cumming or Steinberg would have received under any pension plan of the Company had they continued to be an active, full-time employee of the Company during the Severance Period and (2) to carry the $1,000,000 term life insurance policies payable to the beneficiaries of Messrs. Cumming and Steinberg through the Severance Period.

An “Initiating Event” includes the consolidation or merger of the Company with or into another corporation or other reorganization of the Company, any of which results in a change in control of the Company; the sale of all or substantially all of the assets of the Company; or the acquisition, directly or indirectly, by any person, of beneficial ownership of more than fifty percent of the outstanding voting securities of the Corporation.  “Cause” is defined as the commission of any act of gross negligence in the performance of duties or obligations to the Company or any of its subsidiary or affiliated companies, or the commission of any material act of disloyalty, dishonesty or breach of trust against the Company or any of its subsidiary or affiliated companies.

Additionally, in the event of (1) the death of Messrs. Cumming or Steinberg (as the case may be); or (2) in the event of the termination of the agreement by the Company because of physical or mental disability of either Messrs. Cumming or Steinberg (as the case may be), Messrs. Cumming or Steinberg or either of their personal representatives shall be entitled to receive the following compensation prorated through the end of the month in which death or such termination occurs:  (a) base salary; (b) any additional compensation authorized by the Board of Directors; and (c) any annual cost of living adjustments to base compensation required by the employment agreements.  Thereafter, the Company has no other obligations under the employment agreements, other than to pay any accrued and/or vested employee benefits, such as pursuant to any retirement, disability, profit sharing, stock options, cash or stock bonus or other plan or arrangement.

During the term of the agreements, any renewals or extensions of the agreements, and for a period of six months following termination of employment with the Company, Messrs. Cumming and Steinberg shall not, without the prior written approval of the Board of Directors of the Company solicit any customers or clients of the Company or solicit any employees of the Company.

Shareholders Agreement

Under the Shareholders Agreement among the Company, Ian M. Cumming and Joseph S. Steinberg, as amended as of May 16, 2006 (the “Shareholders Agreement”), the Company has agreed to repurchase up to 55% of the interest of each of Messrs. Cumming and Steinberg in the common shares of the Company upon the death of each of Mr. Cumming and Mr. Steinberg.  The Company will use all available proceeds from the life insurance policies held by the Company on the life of each of Messrs. Cumming and Steinberg, up to a maximum of $125,000,000, to fulfill this purchase obligation.  We currently maintain insurance on the life of each of Messrs. Cumming and Steinberg in the aggregate face amount of $125,000,000 for Mr. Cumming and $123,500,000 for Mr. Steinberg for this purpose, the premiums for which aggregated approximately $3,300,000 in 2012.

The Shareholders Agreement provides that Messrs. Cumming’s and Steinberg’s interests in the Company will be valued at the higher of the average closing price of the common shares on the NYSE for the 40 trading days preceding the date of death or the net book value of the common shares at the end of the fiscal quarter preceding the date of death.  The Shareholders Agreement extends through June 30, 2018.

Retirement Benefits Agreement

Pursuant to a retirement benefits agreement between Mr. Cumming and the predecessor to Leucadia Financial Corporation (“Leucadia Financial”), a wholly owned subsidiary of Leucadia National Corporation, upon Mr. Cumming’s retirement, he will be entitled to receive $10,000 per year for a period of ten years immediately following the date of his retirement or until his death, whichever occurs first.  If Mr. Cumming should die during the ten year period, Leucadia Financial will pay $10,000 per year to Mr. Cumming’s designees or to his estate, until the expiration of the ten-year period.  This agreement was initially entered into in 1977, before Leucadia Financial became a subsidiary of the Company.

Accounting and Tax Matters

The cost of all share-based payments to employees, including grants of employee stock options and warrants is recognized in the financial statements based on their fair values.  The cost is recognized as an expense over the vesting period of the award.  Under the provisions of Section 162(m) of the Code, we would not be able to deduct compensation to our executive officers whose compensation is required to be disclosed for any year in excess of $1,000,000 per year unless the compensation was within the definition of “performance-based compensation” or meets certain other criteria.  To qualify as “performance-based compensation,” in addition to certain other requirements, compensation generally must be based on achieving certain pre-established objective performance criteria or standards that precludes the exercise of discretion to increase the amount of compensation payable upon the attainment of the performance goal.  We believe that ordinarily it is in our best interest to retain maximum flexibility in our compensation programs to enable us to appropriately reward, retain and attract the executive talent necessary to our success.  To the extent these goals can be met with compensation that is designed to be deductible under Section 162(m) of the Code, such as the Option Plan and the Bonus Plan, the compensation plans will be used.  However, the Compensation Committee and the Board of Directors recognize that, in appropriate circumstances, compensation that is not deductible under Section 162(m) of the Code may be paid in the Compensation Committee’s discretion, weighing factors such as the benefit to the Company in giving bonuses deserved by executives outweighing the loss of any potential tax deduction.  Additionally, given the Company’s available net operating loss carryforwards, we believe that any loss of deductions as a result of such compensation may not be material.  The Bonus Plan does not permit modification to the performance goals, and as a result, additional shareholder approval of the performance goals is not required under the tax rules.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with the Company’s management the above Compensation Discussion and Analysis (“CD&A”).  Based upon the reviews and discussions, we have recommended to the Board of Directors that the CD&A be included in this Form 10-K.

Compensation Committee
Jesse Clyde Nichols, III (Chairman)
Paul M. Dougan
James E. Jordan

Summary Compensation Table

Name and Principal					Option	All Other
Position	Year	Salary	Bonus(1)		Awards(3)	Compensation(4)		Total

Ian M. Cumming,	2012	$783,222	$9,044,933	(2)	$-	$744,788	(5)(6)	$10,572,943
Chairman of the Board	2011	$764,140	$1,096,913		$26,697,578	$692,343		$29,250,974
	2010	$752,688	$2,885,696		$-	$829,136		$4,467,520

Joseph S. Steinberg,	2012	$783,222	$9,044,933	(2)	$-	$908,711	(6)(7)	$10,736,866
President	2011	$764,140	$1,096,913		$26,697,578	$660,270		$29,218,901
	2010	$752,688	$2,885,696		$-	$818,195		$4,456,579

Thomas E. Mara,	2012	$380,000	$5,011,400		$594,813	$85,736	(8)	$6,071,949
Executive Vice President	2011	$371,000	$761,130		$-	$98,437		$1,230,567
	2010	$364,000	$3,610,920		$919,264	$121,095		$5,015,279

Joseph A. Orlando,	2012	$346,000	$5,010,380		$594,813	$69,608	(9)	$6,020,801
Vice President and	2011	$338,000	$1,010,140		$-	$68,908		$1,417,048
Chief Financial Officer	2010	$331,000	$2,809,930		$919,264	$47,854		$4,108,048

Justin R. Wheeler,	2012	$314,000	$4,009,420		$594,813	$134,621	(10)	$5,052,854
Vice President and	2011	$306,000	$1,849,180		$-	$105,402		$2,260,582
Chief Operating Officer	2010	$300,000	$3,849,000		$1,759,868	$724,427		$6,633,295

(1)  Includes an annual year-end bonus based on a percentage of salary paid to all employees of Leucadia National Corporation (but not all subsidiaries) of $23,844 for each of Messrs. Cumming and Steinberg, $11,400 for Mr. Mara, $10,380 for Mr. Orlando and $9,420 for Mr. Wheeler.

(2)  As previously reported, the Compensation Committee awarded performance bonuses under the Bonus Plan for 2009 and 2010 to each of Mr. Cumming and Mr. Steinberg.  For each of those years, the Compensation Committee certified an amount under the Bonus Plan that exceeded the amount actually paid for such year to Mr. Cumming and Mr. Steinberg.  In doing so, the Compensation Committee exercised its discretion to pay out less than the maximum amount certified as having been earned under the Bonus Plan for each such year, instead choosing to reconsider, at an appropriate time in the future, whether to pay any of the remaining portion of the 2009 bonus and/or the 2010 bonus (an aggregate of $9,021,089 for each of Mr. Cumming and Mr. Steinberg) (each, the “Remaining Bonus”), retaining full discretion to consider all relevant and appropriate facts when determining whether to award some or all of the Remaining Bonus to each of Mr. Cumming and Mr. Steinberg.  This amount was awarded to each of Messrs. Cumming and Steinberg in December 2012 and is reflected in the table above.  An additional bonus for 2012 for Messrs. Cumming and Steinberg will be considered by the Compensation Committee at their meeting to be held following the filing of this Form 10-K.

(3)  This column represents the grant date fair value of warrants granted to each of Messrs. Cumming and Steinberg in 2011 and stock options granted to each of Messrs. Mara, Orlando and Wheeler in 2010 and 2012, all in accordance with generally accepted accounting principles (“GAAP”).  For information on the valuation assumptions with respect to the grants made in 2012, 2011 and 2010, refer to Note 15 of Notes to Consolidated Financial Statements contained herein.

The calculation of the fair values of the warrants and options included in this table is determined in accordance with GAAP and is not necessarily reflective of the compensation actually realized by the holder upon exercise, which could differ substantially from the determined amounts reported in this table.  For example, warrants granted to each of Messrs. Cumming and Steinberg in 2006 were determined to have a fair value at the time of grant of $18,782,991 for each of Messrs. Cumming and Steinberg, which was recognized as an expense in the Company’s consolidated statements of operations in accordance with GAAP.  However, when those warrants were exercised on a cashless basis in February 2011, the actual value received by each of Messrs. Cumming and Steinberg was $8,582,017.

(4)  Certain items included in this column (including personal use of corporate aircraft and company cars, parking expenses, directors fees, and life insurance premiums) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(5)  Consists of non-cash compensation of $427,996, valued at the incremental cost to the Company, for Mr. Cumming’s personal use of corporate aircraft, directors fees for service at the request of or on behalf of the Company paid in cash or securities of $265,250 (stock awards are valued as reflected in the issuer’s proxy statement) and contributions made by the Company to the Deferred Compensation Plan on behalf of Mr. Cumming of $37,500.  This column also includes the annual premium on a $1,000,000 term life insurance policy paid by the Company and contributions made by the Company to the Savings and Retirement Plan on behalf of Mr. Cumming, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Cumming.

(6)  The calculation of the incremental cost to the Company for personal use of company aircraft consists of the incremental costs incurred as a result of personal flight activity, including fuel expense, repairs and maintenance, flight crew meals and lodging.  Incremental costs do not include depreciation, hanger rent, insurance, flight crew salaries and benefits and any other expense that would have been incurred regardless of whether there was any personal use of Company aircraft.

(7)  Consists of non-cash compensation, valued at the incremental cost to the Company, for Mr. Steinberg’s personal use of corporate aircraft of $587,471, net of a $297,403 voluntary reimbursement to the Company made by Mr. Steinberg toward corporate aircraft usage, directors fees for service at the request of or on behalf of the Company paid in cash or securities of $267,394 (stock awards are valued as reflected herein) and contributions made by the Company to the Deferred Compensation Plan on behalf of Mr. Steinberg of $37,500.  This column also includes the annual premium on a $1,000,000 term life insurance policy paid by the Company and contributions made by the Company to the Savings and Retirement Plan on behalf of Mr. Steinberg, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Steinberg.

(8)  Consists of directors fees for service at the request of or on behalf of the Company paid in cash of $39,749 (certain director fees were received in Canadian dollars and converted into U.S. dollars using the closing exchange rates on the date each payment was received) and contributions made by the Company to the Deferred Compensation Plan on behalf of Mr. Mara of $37,500.  This column also includes expenses related to Mr. Mara’s personal use of a Company car including parking, and contributions made by the Company to the Savings and Retirement Plan on behalf of Mr. Mara, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Mara.

(9)  Consists of contributions made by the Company to the Deferred Compensation Plan on behalf of Mr. Orlando of $27,500.  This column also includes director fees for service at the request of or on behalf of the Company paid in cash and Mr. Orlando’s personal use of a Company car, and contributions made by the Company to the Savings and Retirement Plan on behalf of Mr. Orlando, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Orlando.

(10)  Consists of directors fees for service at the request of or on behalf of the Company paid in cash or securities of $110,055.  This column also includes Mr. Wheeler’s personal use of a Company car and contributions made by the Company to the Deferred Compensation Plan and the Savings and Retirement Plan on behalf of Mr. Wheeler, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Wheeler.

Grants of Plan-Based Awards in 2012

This table provides information about equity awards granted to the Named Executive Officers in 2012 under our Option Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/sh) (2)	Grant Date Fair Value of Stock and Option Awards (3)

Thomas E. Mara	12/13/12	100,000	$23.22	$594,813
Joseph A. Orlando	12/13/12	100,000	$23.22	$594,813
Justin R. Wheeler	12/13/12	100,000	$23.22	$594,813

(1)	This column shows the number of common shares issuable under options granted in 2012. The options vest and become exercisable in five equal installments beginning on January 2, 2014.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of the Company’s common stock on the date of grant.

(3)
This column shows the fair value of stock options granted to the Senior Executive Officers in 2012.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.

Outstanding Equity Awards at Fiscal Year-End 2012

This table provides information on the holdings of option awards or warrants by the Named Executive Officers at December 31, 2012.  This table includes exercisable and unexercisable options or warrants.  The options vest and become exercisable in five equal annual installments, commencing approximately one year from the grant date.  For Mr. Cumming and Mr. Steinberg, the warrants vest in five equal installments which commenced on May 16, 2011, the date of shareholder approval, and thereafter on March 7th of each subsequent year.

		Option Awards
		Number of Securities		Option	Option
		Underlying Unexercised		Exercise	Expiration
Name	Grant Date	Options		Price	Date
		Exercisable	Unexercisable

Ian M. Cumming	3/7/11	800,000	1,200,000	$33.84	3/7/16
Joseph S. Steinberg	3/7/11	800,000	1,200,000	$33.84	3/7/16
Thomas E. Mara	12/13/12(1)	-	100,000	$23.22	1/2/19
	12/6/10(2)	20,000	80,000	$27.54	1/3/17
	10/22/08(3)	40,000	20,000	$27.88	10/22/14
Joseph A. Orlando	12/13/12(1)	-	100,000	$23.22	1/2/19
	12/6/10(2)	20,000	80,000	$27.54	1/3/17
	10/22/08(3)	80,000	20,000	$27.88	10/22/14
Justin R. Wheeler	12/13/12(1)	-	100,000	$23.22	1/2/19
	12/6/10(2)	20,000	80,000	$27.54	1/3/17
	3/1/10(4)	40,000	60,000	$24.37	3/1/16
	10/22/08(3)	80,000	20,000	$27.88	10/22/14

(1)  Vesting of these options will begin on January 2, 2014.

(2)  Vesting of these options began on January 2, 2012.

(3)  Vesting of these options began on October 22, 2009.

(4)  Vesting of these options began on March 1, 2011.

Option Exercises and Stock Vested in Fiscal 2012

No stock options were exercised by the Named Executive Officers during 2012.

Benefits Under The Company’s Non-Qualified Deferred Compensation Retirement Plan

The following table shows the benefits that the Named Executive Officers are entitled to receive under our Non-Qualified Deferred Compensation Retirement Plan.  As described in the CD&A, the Non-Qualified Deferred Compensation Retirement Plan was established January 1, 2009.  The table reflects the contributions made by the Company and earnings during 2012.  The plan does not provide for employee contributions.  All Named Executive Officers are fully vested in their benefits.  Earnings are based on the directed investment options of the Named Executive Officers.

Name	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings (Losses) in Last Fiscal Year(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End

Ian M. Cumming	$37,500	$23,348	$-	$196,291
Joseph S. Steinberg	$37,500	$21,790	$-	$186,276
Thomas E. Mara	$37,500	$7,968	$-	$166,076
Joseph A. Orlando	$27,500	$14,765	$-	$134,518
Justin R. Wheeler	$7,500	$2,560	$-	$37,728

(1)  All amounts are included in the Summary Compensation Table in All Other Compensation.

(2)  Earnings and losses are based upon the investment direction of the Named Executive Officer.

Director Compensation

Directors who are also our employees do not receive remuneration for services as a member of the Board of Directors or any committee of the Board of Directors.

The annual retainer paid to the Company’s non-employee directors is $120,000 and meeting fees are $1,000 ($1,500 if a committee chairman).  Additionally, members of the Audit Committee receive $15,000 annually and the Chairman of the Audit Committee receives an annual fee of $20,000.

Under the terms of the Option Plan, each non-employee director will automatically be granted options to purchase 2,000 common shares on the date on which the annual meeting of our shareholders will be held each year.  The purchase price of the common shares covered by the options will be the fair market value of the common shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result of this provision, options to purchase 2,000 common shares at an exercise price of $21.99 per common share were awarded to each of Messrs. Dougan, Hirschfield, Jordan, Keil, Nichols and Sorkin on May 15, 2012.

The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.

This table sets forth compensation paid to the non-employee directors during 2012.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total

Paul M. Dougan	$160,167	$15,748	$175,915
Alan J. Hirschfield	$150,167	$15,748	$165,915
James E. Jordan	$159,217	$15,748	$174,965
Jeffrey C. Keil	$162,850	$15,748	$178,598
Jesse Clyde Nichols, III	$164,017	$15,748	$179,765
Michael Sorkin	$125,000	$15,748	$140,748

(1)  This column reports the amount of cash compensation earned in 2012 for Board and committee service.

(2)  This column represents the grant date fair value of stock options granted to each director in 2012 determined in accordance with GAAP.  For information on the valuation assumptions with respect to the grants made in 2012, refer to Note 15 to our consolidated financial statements contained herein.

Potential Payments upon Termination of Employment

The following information describes and quantifies (where possible) certain compensation that would become payable under then existing agreements and plans if the Named Executive Officer’s employment had terminated on December 31, 2012, other than for Cause (as defined in the applicable agreement or plan).

We have employment agreements with Messrs. Cumming and Steinberg which require payments under certain circumstances.  As described in the CD&A, under the employment agreements, if there is an Initiating Event and (A) either the employment of Messrs. Cumming or Steinberg is terminated by us other than for Cause (or pursuant to the end of the term of the employment agreement or due to the death or disability of Messrs. Steinberg or Cumming) or (B) Messrs. Cumming or Steinberg terminates his employment within one year of certain occurrences each of Messrs. Cumming and Steinberg would be entitled to a severance allowance of approximately $2,100,000, which is equal to the remainder of their aggregate salary, as adjusted for annual increases in the cost of living, commencing on December 31, 2012 and terminating at the close of business on June 30, 2015 (the “Severance Period”).  This amount would be paid in the same manner in which the executive’s salary was paid by the Company immediately prior to termination of employment.  In determining this amount, we have assumed a consistent annual cost of living increase of 3% (the actual annual cost of living increase effective July 2012).  The Company would also be obligated to make annual contributions to our Savings and Retirement Plan and Deferred Compensation Retirement Plan based on the severance allowance during the Severance Period (aggregating approximately $130,000 for each of Mr. Cumming and Mr. Steinberg).  Additionally, the Company would be obligated to continue to carry at our expense term life insurance policies on the lives of Messrs. Cumming and Steinberg in the amount of $1,000,000 each until June 30, 2015, payable to the beneficiaries as each of Messrs. Cumming and Steinberg shall designate.  If Mr. Cumming or Mr. Steinberg were to die during the Severance Period, the payments due under the employment agreements would terminate at the end of the month in which death occurs.

If the termination had resulted from the death or disability of Mr. Cumming or Mr. Steinberg, no additional salary payments would be required under the employment agreements.  Thereafter, the Company would have no other obligation under the employment agreements, other than to pay any accrued and/or vested employee benefits under the retirement plans and the warrants.

Under the Shareholders Agreement between the Company and Messrs. Cumming and Steinberg, which is described in the CD&A, should the death of Messrs. Cumming and Steinberg have occurred on December 31, 2012, the Company would have been obligated to repurchase common shares from either of their estates in an amount equal to the life insurance proceeds received by the Company upon their death, not to exceed $125,000,000 for each estate.  The Company currently is the beneficiary on life insurance policies in the aggregate face amount of $125,000,000 for Mr. Cumming and $123,500,000 for Mr. Steinberg.

On December 31, 2012, under the 2011 Warrant Plan, the 1,200,000 unvested common shares for each of Messrs. Cumming and Steinberg would have vested upon the death of Messrs. Cumming and Steinberg.  Since the exercise price of the warrants exceeded their market price at that date, the warrants would have had no aggregate intrinsic value.  The 2011 Warrant Plan does not provide for any other circumstances for acceleration of vesting upon termination of employment.

For a description of the Savings and Retirement Plan, see the CD&A.  Under this plan, termination of employment does not accelerate amounts payable.

For amounts payable under the Deferred Compensation Retirement Plan upon the retirement, termination, change in control, death, or disability of a Named Executive Officer, see the “Benefits Under The Company’s Non-Qualified Deferred Compensation Retirement Plan” table as well as the description of this plan in the CD&A.  Payments will accelerate upon a Change in Control (as defined in the plan).

For amounts payable to Mr. Cumming under a retirement benefits agreement, see the CD&A.  Under this agreement, upon Mr. Cumming’s retirement, payments will commence.

None of the Senior Executive Officers is a party to an employment agreement.  However, under the terms of the Option Plan, the time within which to exercise vested options will be extended in accordance with the Option Plan, but not beyond the expiration date of the Option, for a period of either three months or one year, depending on the triggering event; these triggering events do not result in any acceleration of any unvested Options.  For the number of Options exercisable by each Senior Executive Officer as of December 31, 2012 see the Outstanding Equity Awards at Fiscal Year-End table.

Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then outstanding stock options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2012, Mr. Mara, Mr. Orlando and Mr. Wheeler would have received $57,000 each for their outstanding previously unvested stock options (determined by multiplying (A) the spread between the $23.79 per common share closing price on December 31, 2012 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options).

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Present Beneficial Ownership of Common Shares

Set forth below is certain information as of February 14, 2013, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director and nominee for director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by Mr. Cumming and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Group consisting of Fairholme Capital Management, L.L.C., Fairholme Funds, Inc. and Bruce R. Berkowitz (a)(b)	17,924,656		7.3%
Ian M. Cumming	22,559,313	(c)(d)	9.2%
Paul M. Dougan	24,050	(e)	*
Alan J. Hirschfield	45,000	(f)	*
James E. Jordan	129,750	(f)	*
Jeffrey C. Keil	20,000	(f)	*
Thomas E. Mara	80,000	(g)	*
Jesse Clyde Nichols, III	207,324	(h)	*
Joseph A. Orlando	121,080	(i)	*
Michael Sorkin	3,000	(j)	*
Joseph S. Steinberg	24,713,471	(d)(k)	10.1%
Justin R. Wheeler	182,758	(l)	*
Cumming Foundation	183,210	(m)	*
Cumming Philanthropic Organization	101,666	(n)	*
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	330,000	(o)	0.1%
All directors and executive officers as a group (14 persons)	48,301,534	(p)	19.5%
___________________

*  Less than .1%.

(a)	The business address of these beneficial owners is c/o Fairholme Capital Management, L.L.C., 4400 Biscayne Boulevard, 9th Floor, Miami, Florida 33137.

(b)
Based upon a Schedule 13G filed February 14, 2013, by Fairholme Capital Management, L.L.C., Fairholme Funds, Inc. and Bruce R. Berkowitz (together, “Fairholme”), other than 139,147 common shares beneficially owned by Mr. Berkowitz (the “Berkowitz shares”), the securities reported in Fairholme’s Schedule 13G are owned by various investment vehicles managed by Fairholme Capital Management, L.L.C.  (“FCM”).  FCM and Fairholme Funds, Inc. disclaim beneficial ownership of the common shares reported by them in Fairholme’s Schedule 13G; Mr. Berkowitz disclaims beneficial ownership of all of the common shares reported in Fairholme’s Schedule 13G, other than the Berkowitz shares.

(c)
Includes 216,000 (less than .1%) common shares beneficially owned by Mr. Cumming’s wife, as to which Mr. Cumming may be deemed to be the beneficial owner and 1,200,000 (.5%) common shares which Mr. Cumming has the right to acquire upon exercise of warrants.  Also includes 5,846,610 shares pledged as collateral for a line of credit.

(d)	Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company.

(e)
Includes 5,000 common shares that may be acquired upon the exercise of stock options and 300 (less than .1%) common shares owned by Mr. Dougan’s wife as to which Mr. Dougan disclaims beneficial ownership.

(f)	Includes 5,000 common shares that may be acquired upon the exercise of stock options.

(g)	Includes 80,000 common shares that may be acquired upon the exercise of stock options.

(h)
Includes 4,500 common shares that may be acquired upon the exercise of stock options and 129,402 (less than .1%) common shares held by a revocable trust for Mr. Nichols’ benefit in a managed account, 23,164 (less than .1%) common shares beneficially owned by Mr. Nichols’ wife (directly and indirectly through a majority owned company) and 15,018 shares held by a trust for the benefit of Mr. Nichols' minor children as to which Mr. Nichols may be deemed to be the beneficial owner.

(i)	Includes 120,000 common shares that may be acquired upon the exercise of stock options.

(j)	Includes 3,000 common shares that may be acquired upon the exercise of stock options.

(k)
Includes 139,200 (less than .1%) common shares beneficially owned by Mr. Steinberg’s wife and daughter, 18,762,394 (7.7%) common shares held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, 2,339,712 (1.0%) common shares held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner and 1,200,000 (.5%) common shares which Mr. Steinberg has the right to acquire upon exercise of warrants.

(l)	Includes 180,000 common shares that may be acquired upon the exercise of stock options.

(m)	Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the common shares held by the foundation.

(n)	Mr. Cumming is a director and President of Cumming Philanthropic Organization and disclaims beneficial ownership of the common shares held by the organization.

(o)	Mr. Steinberg and his wife are the trustees of the charitable trust. Mr. Steinberg and his wife disclaim beneficial ownership of the common shares held by the charitable trust.

(p)
Includes 300 common shares owned of record by the spouses of certain directors of the Company, as to which each such director disclaims beneficial ownership; 2,400,000 common shares that may be acquired by Messrs. Cumming and Steinberg pursuant to the exercise of warrants; 27,500 common shares that may be acquired by directors pursuant to the exercise of stock options; and 550,000 common shares that may be acquired by certain officers pursuant to the exercise of stock options.

As of February 14, 2013, Cede & Co. held of record 197,797,177 shares (approximately 80.9% of the total number of common shares outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

As described herein, our common shares are subject to transfer restrictions that are designed to reduce the possibility that certain changes in ownership could result in limitations on the use of our significant tax attributes.  Our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  Shareholders (and prospective shareholders) are advised that, under the tax law rules incorporated in these provisions, the acquisition of even a single common share may be proscribed under our certificate of incorporation, given (among other things) the tax law ownership attribution rules as well as the tax law rules applicable to acquisitions made in coordination with or in concert with others.  The restriction will remain until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward. The restriction may be waived by our Board of Directors. Shareholders are advised to carefully monitor their ownership of our common shares and consult their own legal advisors and/or us to determine whether their ownership of our common shares approaches the proscribed level.  Based upon discussions with Fairholme, we believe that the beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) of common shares by Fairholme as reflected in the table above is not in violation of the transfer restrictions contained in our certificate of incorporation.

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans as of December 31, 2012.  All outstanding awards relate to the Company’s common shares.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	6,577,500	$30.81	731,205
Equity compensation
plans not approved by
security holders	–	–	–
Total	6,577,500	$30.81	731,205

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures with Respect to Transactions with Related Persons

The Board has adopted a written policy for the review, approval and ratification of transactions that involve “related persons” and potential conflicts of interest (the “Related Person Transaction Policy”).

The Related Person Transaction Policy applies to the following individuals (each a “Related Person”):  each director and executive officer of the Company; any nominee for election as a director of the Company; any security holder who is known to own of record or beneficially more than five percent of any class of the Company’s voting securities; any immediate family member of any of the foregoing persons; and any corporation, firm, association or their entity in which one or more directors of the Company are directors or officers (other than where serving as such at the request of the Company), or have a substantial financial interest (other than through the Company).  Any equity interest in any corporation, firm, association or other entity received by any director or executive officer of the Company as a result of his serving as a director or executive officer of another entity at the request of the Company is not deemed to be a substantial financial interest in such other entity for purposes of the Related Person Transaction Policy.

Under the Related Person Transaction Policy, a Related Person Transaction is defined as a transaction or arrangement involving a Related Person in which the Company is a participant or that would require disclosure in the Company’s filings with the SEC as a transaction with a Related Person.

Under the Related Person Transaction Policy, Related Persons must disclose to the Audit Committee any potential Related Person Transactions and must disclose all material facts with respect to such interest.  All Related Person Transactions will be reviewed by the Audit Committee and, in its discretion, approved or ratified.  In determining whether to approve or ratify a Related Person Transaction the Audit Committee will consider the relevant facts and circumstances of the Related Person Transaction which may include factors such as the relationship of the Related Person with the Company, the materiality or significance of the transaction to the Company and the Related Person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operation.  Related Person Transactions involving amounts exceeding $120,000 or more are disclosed below in accordance with the rules of the SEC.

Related Person Transactions

The Company is party to a Services Agreement with each of Messrs. Cumming and Steinberg, each dated as of January 1, 2004, pursuant to which the Company has agreed to provide certain services for Messrs. Cumming and Steinberg and/or their affiliated entities, if such services are requested.  Such services include accounting and cash management services and tax services and, with respect to Mr. Steinberg, transportation services.  Mr. Steinberg paid the Company $255,000 for services rendered by the Company in 2012 under his agreement and has advanced the Company $94,500 for services to be rendered by the Company in 2013.  Mr. Cumming did not receive any services under his Services Agreement in 2012 and does not expect to receive any services in the future; accordingly, he has not advanced the Company any funds for future services.

Mr. Steinberg’s brother, Morton M. Steinberg, is a senior counsel in the law firm DLA Piper LLP (US), a member of DLA Piper, a global legal services organization whose members have offices in more than thirty countries.  Morton M. Steinberg does not have an ownership interest in DLA Piper.  During 2012, the Company paid approximately $2,140,000 in aggregate fees to such firm for legal services rendered to the Company.  This amount represents less than .2% of all fees received by DLA Piper LLP (US) in 2012.

In November 2012, the Company and Mr. Cumming agreed to a Memo of Terms with respect to the financial and other terms of Mr. Cumming’s retirement, effective upon consummation of the Jefferies Merger, from all of positions with the Company and its subsidiaries, including as Chairman and Chief Executive Officer of the Company.  In accordance with the Memo of Terms, the Company agreed, among other things: (i) to an immediate cash payment of $1,250,211; (ii) to continue until June 30, 2015, to allow Mr. Cumming the personal use without charge of the Company’s aircraft, subject to availability; provided that the incremental cost of such use shall not exceed, for any year ending June 30, the average of Mr. Cumming’s personal usage for 2010, 2011 and 2012 (and usage in excess of such expense shall be reimbursed by Mr. Cumming at the Company’s incremental cost); (iii) to the payment of the maximum bonus payable under the Bonus Plan for the fiscal year ending December 31, 2012, without reduction; (iv) that Mr. Cumming may purchase the “office block” located in Salt Lake City, Utah for fair market value as determined by appraisal; (v) that Mr. Cumming may purchase such other miscellaneous non-operational assets from the Company as agreed to with the Company for fair market value as determined by appraisal; (vi) to continue until June 30, 2015, the $1 million of life insurance policy payable to Mr. Cumming’s designated beneficiary; and (vii) to continue coverage under insurance and indemnification programs for acts or omissions occurring prior to his retirement and for all work that Mr. Cumming does to help the transition to new leadership upon consummation of the Jefferies Merger.  With respect to clauses (iv) and (v) above, the Memo of Terms required Mr. Cumming to notify the Company as to which items he wished to purchase by January 14, 2013.  Mr. Cumming did not provide such notice; however, the Company and Mr. Cumming continue to discuss his purchase of these assets.

We have also agreed to carry at our expense term life insurance policies on their lives in the amount of $1,000,000 each, payable to the beneficiaries as each of Messrs. Cumming and Steinberg shall designate.

The Audit Committee or the Board have approved or ratified each of the foregoing Related Person Transactions.

Director Independence

Pursuant to our Corporate Governance Guidelines, a copy of which is available on our website, www.leucadia.com, the Board of Directors is required to affirmatively determine that a majority of the directors is independent under the listing standards of the NYSE, the exchange on which the Company’s common shares are traded.  In accordance with the Guidelines, the Board of Directors undertakes an annual review of director independence.  During this review, the Board considers all transactions and relationships between each director or any member of his immediate family and the Company, and its subsidiaries and affiliates.  The Board also examines transactions and relationships between directors or their affiliates and Ian M. Cumming, our Chairman of the Board, and Joseph S. Steinberg, our President, and their respective affiliates.  The purpose of this review is to determine whether any relationship or transaction is considered a “material relationship” that would be inconsistent with a determination that a director is independent.  The Board has not adopted any “categorical standards” for assessing independence, preferring instead to consider and disclose existing relationships with the non-management directors and the Company, Mr. Cumming or Mr. Steinberg.  However, as stated in the Corporate Governance Guidelines, the Board has determined that friendship among directors shall not in and of itself be a basis for determining that a director is not independent for purposes of serving on the Board.

As a result of this review, on February 14, 2013, the Board affirmatively determined that, other than Mr. Cumming and Mr. Steinberg, each of the current directors is independent of the Company and its management.  In making this determination, the Board reviewed the NYSE corporate governance rules and considered commercial, charitable, family and other relationships that directors or members of their immediate family have or have had with the Company or with Messrs. Cumming or Steinberg.  In particular, with respect to each of the three most recently completed fiscal years, the Board considered the following relationships: a family member of each of Messrs. Hirschfield and Keil is the head of an educational institution to which Messrs. Cumming and/or Steinberg have made charitable contributions, either directly or through charitable trusts, in amounts not exceeding $100,000; Mr. Hirschfield and Mr. Cumming are co-investors in two business enterprises in which Mr. Cumming is a passive minority investor; Mr. Dougan’s son-in-law is the Associate Director of the State of Utah School and Institutional Trust Lands Administration, a state agency that oversees relations with the Company with respect to certain parcels of land and as to which Mr. Dougan’s son-in-law has no financial interest; Mr. Sorkin is a Vice Chairman of the Global Financial Advisory Division, London, of N M Rothschild & Sons Limited, an affiliate of which was a financial advisor to the Company in the Jefferies Merger that will receive, in connection of the merger, a fee representing less than 2% of the consolidated gross revenues of N M Rothschild & Sons Limited for the most recently completed fiscal year; and Mr. Keil is a trustee of several trusts (certain of which hold our common shares) for the benefit of Mr. Steinberg’s children and other family members (for which Mr. Keil receives no remuneration).  The Board has determined that none of these relationships is a material relationship and therefore does not affect the Board’s determination of independence.

Item 14.     Principal Accountant Fees and Services.

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by our independent auditor, PricewaterhouseCoopers LLP.  Specifically, the committee has pre-approved certain specific categories of work and an initially authorized annual amount for each category.  For additional services or services in an amount above the initially authorized annual amount, additional authorization from the Audit Committee is required.  The Audit Committee has delegated to the Committee chair the ability to pre-approve both general pre-approvals (where no specific, case-by-case approval is necessary) and specific pre-approvals.  Any pre-approval decisions made by the Committee chair under this delegated authority will be reported to the full Audit Committee.  All requests for services to be provided by PricewaterhouseCoopers LLP that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who determines that such services are in fact within the scope of those services that have been pre-approved by the Audit Committee.  The Chief Financial Officer reports to the Audit Committee periodically.

The following table sets forth the aggregate fees incurred by us for the following periods relating to our independent accounting firm, PricewaterhouseCoopers LLP:

	Fiscal Year Ended December 31,
	2012	2011

Audit Fees	$2,758,200	$2,296,200
Audit Related Fees	27,000	342,200
Tax Fees	439,951	224,500
All Other Fees	8,200	8,200
	$3,233,351	$2,871,100

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company’s consolidated financial statements included in our Form 10-K and review of financial statements included in our Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.  Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  Tax Fees are fees for tax compliance, tax advice and tax planning.  All Other Fees are fees for services not included in the first three categories.  All services were approved by the Audit Committee.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a)(1)          Financial Statements.

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheets at December 31, 2012 and 2011	F-2
Consolidated Statements of Operations for the years ended December 31, 2012,
2011 and 2010	F-3
Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2012,
2011 and 2010	F-6
Consolidated Statements of Changes in Equity for the years ended
December 31, 2012, 2011 and 2010	F-8
Notes to Consolidated Financial Statements	F-9

(2)	Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts	F-53

(3)	See Item 15(b) below for a complete list of Exhibits to this Report, including Executive Compensation Plans and Arrangements.

(b)      Exhibits.

We will furnish any exhibit upon request made to our Corporate Secretary, 315 Park Avenue South, New York, NY 10010.  We charge $.50 per page to cover expenses of copying and mailing.

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.

2.1
Agreement and Plan of Merger, dated as of November 11, 2012, by and among Leucadia National Corporation, Limestone Merger Sub, LLC, Jefferies Group, Inc., Jasper Holdings, Inc. and Jasper Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Jefferies Group, Inc. on November 13, 2012).*

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

3.4	Amended and Restated By-laws as amended through March 5, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 5, 2012).*

3.5	Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

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

10.12	Amending Agreement, dated as of August 18, 2006, by and among FMG Chichester Pty Ltd, the Company and Fortescue Metals Group Ltd (filed as Exhibit 10.2 to the 3rd Quarter 2006 10-Q).*

10.13	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 31 of the Company’s Proxy Statement dated April 13, 2012).*

10.14	Leucadia National Corporation 2011 Senior Executive Warrant Plan (filed as Annex A to the Company’s Proxy Statement dated April 13, 2011).* +

10.15	Form of Common Share Purchase Warrant (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “2nd Quarter 2011 10-Q”)).* +

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

10.34
Amended and Restated Credit Agreement by and between National Beef Packing Company, LLC, certain of its subsidiaries, the lenders party thereto, Coöperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, U.S. Bank National Association, Bank of America, N.A., Bank of Montreal and CoBank, ACB, dated as of June 4, 2010 (filed as Exhibit 10.2 to the December 30, 2011 8-K).*

10.35
First Amendment to Amended and Restated Credit Agreement by and among National Beef Packing Company, LLC, certain of its subsidiaries, the lenders party thereto and CoBank, ACB, dated as of June 4, 2010 (filed as Exhibit 10.3 to the December 30, 2011 8-K).*

10.36
Limited Waiver and Second Amendment by and among National Beef Packing Company, LLC, certain of its subsidiaries, the lenders party thereto and CoBank, ACB, dated as of July 7, 2011 (filed as Exhibit 10.4 to the December 30, 2011 8-K).*

10.37
Third Amendment to the Amended and Restated Credit Agreement and Limited Consent by and among National Beef Packing Company, LLC, certain of its subsidiaries, the lenders party thereto and CoBank, ACB, dated as of December 5, 2011 (filed as Exhibit 10.5 to the December 30, 2011 8-K).*

10.38	Cattle Purchase and Sale Agreement by and between National Beef Packing Company, LLC and U.S. Premium Beef, LLC, dated as of December 30, 2011 (filed as Exhibit 10.6 to the December 30, 2011 8-K).*

10.39	Information Concerning Executive Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2012).* +

10.40
General Termination and Release dated as of December 31, 2011 by and among Berkadia Commercial Mortgage LLC, BH Finance LLC, Baldwin Enterprises, Inc., Berkadia Commercial Mortgage Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the February 24, 2012 8-K).*

10.41	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

10.42
Registration Rights Agreement dated as of May 17, 2012 between Leucadia National Corporation and Mueller Industries, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).*

10.43
Deed of Release, Termination and Settlement dated as of September 19, 2012 between Fortescue Metals Group Ltd and Chichester Metals Pty Ltd and John Andrew Henry Forrest and Leucadia National Corporation and Baldwin Enterprises, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2012).*

10.44	Share Repurchase Agreement dated as of September 23, 2012 between Leucadia National Corporation and BEI-Longhorn, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 23, 2012).*

10.45
Voting Agreement, dated as of November 11, 2012, by and among the Company, BEI Jeffvest, LLC and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Jefferies Group, Inc. on November 13, 2012).*

10.46	Memo of Terms (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 11, 2012).* +

21	Subsidiaries of the registrant.

23.1
Consent of PricewaterhouseCoopers LLP, with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-3 (No. 333-169379), and Form S-4 (No. 333-185318).

23.2
Consent of independent auditors from Deloitte & Touche LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of AmeriCredit Corp. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-3 (No. 333-169379), and Form S-4 (No. 333-185318).

23.3
Consent of independent auditors from Deloitte & Touche LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group, Inc. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-3 (No. 333-169379), and Form S-4 (No. 333-185318).

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Risk Factors Related to Jefferies Merger and the Company following the completion of the Jefferies Merger.

101
Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders Equity, (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II – Valuation and Qualifying Accounts.

(c)	Financial statement schedules.

(1)	AmeriCredit Corp. financial statements as of and for the year ended June 30, 2010.

(2)	Jefferies Group, Inc. financial statements as of November 30, 2012 and 2011, and for the years ended November 30, 2012 and 2011, and for the eleven month period ended November 30, 2010.

____________________________

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION

Date: February 25, 2013	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

February 25, 2013	By:	/s/ Ian M. Cumming	Chairman of the Board
		Ian M. Cumming	(Principal Executive Officer)

February 25, 2013	By:	/s/ Joseph S. Steinberg	President and Director
		Joseph S. Steinberg	(Principal Executive Officer)

February 25, 2013	By:	/s/ Joseph A. Orlando	Vice President and Chief Financial Officer
		Joseph A. Orlando	(Principal Financial Officer)

February 25, 2013	By:	/s/ Barbara L. Lowenthal	Vice President and Comptroller
		Barbara L. Lowenthal	(Principal Accounting Officer)

February 25, 2013	By:	/s/ Paul M. Dougan	Director
Paul M. Dougan

February 25, 2013	By:	/s/ Alan J. Hirschfield	Director
Alan J. Hirschfield

February 25, 2013	By:	/s/ James E. Jordan	Director
James E. Jordan

February 25, 2013	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

February 25, 2013	By:	/s/ Jesse Clyde Nichols, III	Director
Jesse Clyde Nichols, III

February 25, 2013	By:	/s/ Michael Sorkin	Director
Michael Sorkin

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Leucadia National Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 25, 2013

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in thousands, except par value)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$145,960	$168,490
Investments	1,672,602	150,135
Trade, notes and other receivables, net	259,031	339,010
Inventory	383,492	354,578
Current deferred tax asset	18,072	144,281
Prepaids and other current assets	42,109	64,889
Current assets of discontinued operations	–	32,096
Total current assets	2,521,266	1,253,479
Non-current investments ($406,828 and $432,768 collateralizing current liabilities)	1,747,972	2,226,875
Intangible assets, net and goodwill	854,026	876,589
Deferred tax asset, net	1,196,543	1,440,605
Other assets	287,305	407,370
Property, equipment and leasehold improvements, net	857,360	884,109
Investments in associated companies ($1,077,172 and $1,198,029 measured
using fair value option method)	1,884,646	1,991,795
Non-current assets of discontinued operations	–	182,367
Total	$9,349,118	$9,263,189

LIABILITIES
Current liabilities:
Trade payables and expense accruals	$413,642	$374,321
Other current liabilities	34,563	41,570
Securities sold under agreements to repurchase	391,705	417,479
Debt due within one year	440,569	29,264
Current liabilities of discontinued operations	–	14,498
Total current liabilities	1,280,479	877,132
Other non-current liabilities	141,229	96,316
Long-term debt	918,126	1,874,389
Non-current liabilities of discontinued operations	–	1,182
Total liabilities	2,339,834	2,849,019

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests in subsidiary	241,649	235,909

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
244,582,588 shares issued and outstanding,
after deducting 47,006,711 shares held in treasury	244,583	244,583
Additional paid-in capital	1,577,528	1,570,684
Accumulated other comprehensive income	705,129	912,421
Retained earnings	4,240,028	3,446,708
Total Leucadia National Corporation shareholders’ equity	6,767,268	6,174,396
Noncontrolling interest	367	3,865
Total equity	6,767,635	6,178,261

Total	$9,349,118	$9,263,189

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010

REVENUES AND OTHER INCOME:
Beef processing services	$7,479,251	$–	$–
Manufacturing	252,752	244,918	259,841
Gaming entertainment	119,330	117,217	114,763
Investment and other income	751,775	431,011	649,346
Net securities gains	590,581	641,476	179,494
	9,193,689	1,434,622	1,203,444

EXPENSES:
Cost of sales:
Beef processing services	7,269,912	–	–
Manufacturing	209,834	215,963	224,303
Direct operating expenses for gaming entertainment	88,127	84,795	83,075
Interest	92,581	111,740	123,575
Salaries and incentive compensation	162,725	78,337	95,027
Depreciation and amortization	130,123	54,429	53,228
Selling, general and other expenses	273,867	211,903	241,296
	8,227,169	757,167	820,504
Income from continuing operations before income taxes
and income (losses) related to associated companies	966,520	677,455	382,940
Income tax provision (benefit):
Current	30,142	30,637	20,143
Deferred	346,352	239,679	(1,157,111)
	376,494	270,316	(1,136,968)
Income from continuing operations before income (losses)
related to associated companies	590,026	407,139	1,519,908
Income (losses) related to associated companies, net of income tax
provision (benefit) of $143,729, $(218,321) and $(5,745)	276,279	(394,041)	380,766
Income from continuing operations	866,305	13,098	1,900,674
Income (loss) from discontinued operations, net of income tax
(benefit) of $(1,730), $(1,072) and $(2,350)	2,463	5,573	(21,435)
Gain (loss) on disposal of discontinued operations, net of income
tax provision (benefit) of $(2,222), $3,384 and $0	(4,127)	6,285	60,997
Net income	864,641	24,956	1,940,236
Net (income) loss attributable to the noncontrolling interest	2,060	275	(924)
Net (income) attributable to the redeemable noncontrolling interests	(12,235)	–	–
Net income attributable to Leucadia National Corporation
common shareholders	$854,466	$25,231	$1,939,312

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, continued
For the years ended December 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010

Basic earnings (loss) per common share attributable to Leucadia
National Corporation common shareholders:
Income from continuing operations	$3.50	$.05	$7.82
Income (loss) from discontinued operations	.01	.02	(.09)
Gain (loss) on disposal of discontinued operations	(.02)	.03	.24
Net income	$3.49	$.10	$7.97

Diluted earnings (loss) per common share attributable to Leucadia
National Corporation common shareholders:
Income from continuing operations	$3.45	$.05	$7.70
Income (loss) from discontinued operations	.01	.02	(.09)
Gain (loss) on disposal of discontinued operations	(.02)	.03	.24
Net income	$3.44	$.10	$7.85

Amounts attributable to Leucadia National Corporation common shareholders:
Income from continuing operations, net of taxes	$856,130	$13,373	$1,902,939
Income (loss) from discontinued operations, net of taxes	2,463	5,573	(21,435)
Gain (loss) on disposal of discontinued operations, net of taxes	(4,127)	6,285	57,808
Net income	$854,466	$25,231	$1,939,312

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net income	$864,641	$24,956	$1,940,236
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $53,903,
$(171,702) and $(21,983)	97,086	(309,256)	813,107
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$(162,014), $(245,597) and $(3,146)	(291,807)	(442,350)	(97,514)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(108,111),
$(417,299) and $(25,129)	(194,721)	(751,606)	715,593

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(1,626),
$372 and $(1)	(2,929)	670	(100)
Less: reclassification adjustment for foreign exchange gains
(losses) included in net income (loss), net of income tax provision
(benefit) of $0, $0 and $(96)	–	–	(7,762)
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $(1,626), $372, and $(97)	(2,929)	670	(7,862)

Net unrealized gains (losses) on derivatives arising during the period,
net of income tax provision (benefit) of $(86), $0 and $4	(154)	–	306
Less: reclassification adjustment for derivative gains (losses)
included in net income (loss), net of income tax provision (benefit)
of $0, $0 and $0	–	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $(86), $0 and $4	(154)	–	306

Net pension and postretirement gain (loss) arising during the period, net of income tax provision (benefit) of $(6,998), $(13,919)
and $132	(12,606)	(25,070)	(23,189)
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $1,731, $590 and $245	3,118	1,064	17,483
Net change in pension liability and postretirement benefits, net of
income tax provision (benefit) of $(5,267), $(13,329) and $377	(9,488)	(24,006)	(5,706)

Other comprehensive income (loss), net of income taxes	(207,292)	(774,942)	702,331

Comprehensive income (loss)	657,349	(749,986)	2,642,567
Comprehensive (income) loss attributable to the noncontrolling interest	2,060	275	(924)
Comprehensive (income) attributable to the redeemable noncontrolling
interests	(12,235)	–	–

Comprehensive income (loss) attributable to Leucadia National
Corporation common shareholders	$647,174	$(749,711)	$2,641,643
The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010
(In thousands)
	2012	2011	2010

Net cash flows from operating activities:
Net income	$864,641	$24,956	$1,940,236
Adjustments to reconcile net income to net cash provided by operations:
Deferred income tax provision (benefit)	484,974	22,424	(1,166,417)
Depreciation and amortization of property, equipment and leasehold improvements	96,507	68,059	78,975
Other amortization	73,606	28,564	26,879
Share-based compensation	14,459	23,264	4,260
Excess tax benefit from exercise of stock options	–	(242)	(189)
Provision for doubtful accounts	10,707	750	3,003
Net securities gains	(590,581)	(641,476)	(179,494)
(Income) losses related to associated companies	(420,008)	612,362	(375,021)
Distributions from associated companies	93,737	39,716	454,094
Net gains related to real estate, property and equipment, and other assets	(528,188)	(95,687)	(320,274)
Income related to Fortescue’s Pilbara project, net of proceeds received	107,881	(24,222)	22,887
(Gain) loss on disposal of discontinued operations	6,349	(9,669)	(60,997)
Change in estimated litigation reserve	20,000	(2,241)	14,099
Pension plan settlement charge	–	–	12,728
Net change in:
Restricted cash	6,767	1,601	(473)
Trade, notes and other receivables	(23,358)	92	(11,496)
Inventory	(30,069)	(5,664)	(2,159)
Prepaids and other assets	4,224	(1,584)	(1,311)
Trade payables and expense accruals	28,839	(7,418)	36,608
Other liabilities	6,542	(34,459)	(29,603)
Deferred revenue	(95)	(476)	(16,972)
Income taxes payable	(4,938)	6,091	(466)
Other	(139)	4,343	2,369
Net cash provided by operating activities	221,857	9,084	431,266

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(71,325)	(38,586)	(44,344)
Acquisitions of and capital expenditures for real estate investments	(7,689)	(8,032)	(8,173)
Proceeds from disposals of real estate, property and equipment, and other assets	10,728	26,434	155,961
Proceeds from disposal of discontinued operations,
net of expenses and cash of operations sold	130,753	10,922	59,380
Proceeds from redemption of FMG Note	715,000	–	–
Acquisitions, net of cash acquired	(25,232)	(1,019,041)	(11,261)
Proceeds from lawsuits and other settlements	–	–	3,565
Net change in restricted cash	4,816	10,519	717
Advances on notes and other receivables	(4,818)	(4,511)	(8,595)
Collections on notes, loans and other receivables	31,021	19,392	22,062
Investments in associated companies	(35,964)	(700,624)	(322,730)
Capital distributions and loan repayment from associated companies	475,136	323,936	503,519
Purchases of investments (other than short-term)	(2,689,715)	(3,532,925)	(1,779,821)
Proceeds from maturities of investments	397,886	506,061	284,873
Proceeds from sales of investments	1,475,327	4,227,660	939,821
Other	1,397	3,498	(3,692)
Net cash provided by (used for) investing activities	407,321	(175,297)	(208,718)
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,022	$93,116	$211,695
Reduction of debt	(572,924)	(144,558)	(94,999)
Purchase of interest in subsidiary by noncontrolling interest	–	7,500	–
Issuance of common shares	–	7,126	11,295
Purchase of common shares for treasury	–	(155)	(18)
Distributions to redeemable noncontrolling interests	(12,722)	–	–
Excess tax benefit from exercise of stock options	–	242	189
Dividends paid	(61,146)	(61,146)	(60,952)
Other	(5,938)	(8,762)	(2,546)
Net cash provided by (used for) financing activities	(651,708)	(106,637)	64,664
Net increase (decrease) in cash and cash equivalents	(22,530)	(272,850)	287,212
Cash and cash equivalents at January 1, including cash classified as
current assets of discontinued operations	168,490	441,340	154,128
Cash and cash equivalents at December 31, including cash classified as
current assets of discontinued operations	$145,960	$168,490	$441,340

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$103,999	$112,771	$123,857
Income tax payments (refunds), net	$37,355	$26,175	$22,227

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended December 31, 2012, 2011 and 2010
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2010	$243,288	$1,529,064	$985,032	$1,604,263	$4,361,647	$12,850	$4,374,497
Net income				1,939,312	1,939,312	924	1,940,236
Other comprehensive income, net of taxes			702,331		702,331		702,331
Contributions from noncontrolling interests						1,424	1,424
Distributions to noncontrolling interests						(14,757)	(14,757)
Change in interest in consolidated subsidiary		(1,306)			(1,306)	6,182	4,876
Share-based compensation expense		4,260			4,260		4,260
Exercise of options to purchase common
shares, including excess tax benefit	521	10,963			11,484		11,484
Purchase of common shares for treasury	(1)	(17)			(18)		(18)
Dividends ($.25 per common share)				(60,952)	(60,952)		(60,952)

Balance, December 31, 2010	243,808	1,542,964	1,687,363	3,482,623	6,956,758	6,623	6,963,381
Net income				25,231	25,231	(275)	24,956
Other comprehensive loss, net of taxes			(774,942)		(774,942)		(774,942)
Contributions from noncontrolling interests						660	660
Distributions to noncontrolling interests						(5,843)	(5,843)
Change in interest in consolidated subsidiary		(1,982)			(1,982)	2,700	718
Share-based compensation expense		23,264			23,264		23,264
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	256	7,112			7,368		7,368
Purchase of common shares for treasury	(4)	(151)			(155)		(155)
Dividends ($.25 per common share)				(61,146)	(61,146)		(61,146)

Balance, December 31, 2011	244,583	1,570,684	912,421	3,446,708	6,174,396	3,865	6,178,261
Net income				854,466	854,466	(2,060)	852,406
Other comprehensive loss, net of taxes			(207,292)		(207,292)		(207,292)
Contributions from noncontrolling interests						1,083	1,083
Distributions to noncontrolling interests						(3,909)	(3,909)
Change in interest in consolidated subsidiary		(1,388)			(1,388)	1,388	–
Share-based compensation expense		14,459			14,459		14,459
Change in fair value of redeemable
noncontrolling interests		(6,227)			(6,227)		(6,227)
Dividends ($.25 per common share)				(61,146)	(61,146)		(61,146)

Balance, December 31, 2012	$244,583	$1,577,528	$705,129	$4,240,028	$6,767,268	$367	$6,767,635

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Nature of Operations:

The Company is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including beef processing, manufacturing, gaming entertainment, real estate activities, medical product development and winery operations.  The Company also owns an equity interest in Berkadia Commercial Mortgage LLC (“Berkadia”), a commercial mortgage origination and servicing business that is accounted for under the equity method of accounting.  The Company continuously evaluates the retention and disposition of its existing operations and investments and frequently investigates the acquisition of new businesses.  Changes in the mix of the Company’s businesses and investments should be expected.

The Company also has a significant investment in the common stock of Jefferies Group, Inc. (“Jefferies”), a full service investment bank listed on the New York Stock Exchange (“NYSE”) (Symbol: JEF), which is accounted for at fair value, and in partnership with Jefferies, an equity investment in Jefferies High Yield Holdings, LLC (“JHYH”), a broker-dealer engaged in making markets and trading of high yield and special situation securities that is accounted for under the equity method of accounting.  In November 2012, the Company entered into an agreement and plan of merger with Jefferies (the “Merger Agreement”) pursuant to which Jefferies will become a wholly-owned subsidiary of the Company (see Note 3).

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

The winery operations are conducted by the Crimson Wine Group, Ltd. (“Crimson”), and consist of four wineries, Pine Ridge Vineyards in Napa Valley, California, Archery Summit in the Willamette Valley of Oregon, Chamisal Vineyards in the Edna Valley of California and Seghesio Family Vineyards in Healdsburg, California, and a vineyard development project in the Columbia Valley of Washington.  The wineries primarily produce and sell wines in the premium, ultra premium and luxury segments of the premium table wine market.  In February 2013, the Company will make a tax-free distribution to its shareholders of all of the outstanding common stock of Crimson (see Note 5).

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

The Company’s estimate of future taxable income considers all available evidence, both positive and negative, about its operating businesses and investments, included an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that the Company estimated it would have available net operating loss carryforwards (“NOLs”) (until 2029).  The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, the Company will need to generate approximately $3,600,000,000 of future U.S. pre-tax income to fully realize its net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the Company’s consolidated tax return group.

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

One of the Company’s real estate subsidiaries (MB1) had been the owner and developer of a mixed use real estate project located in Myrtle Beach, South Carolina.  The project was comprised of a retail center with approximately 346,000 square feet of retail space, 41,000 square feet of office space and 195 residential apartment rental units.  The acquisition and construction costs were funded by capital contributed by the Company and nonrecourse indebtedness that was collateralized by the real estate.  MB1’s indebtedness matured during 2009, but it was not repaid since MB1 did not have sufficient funds and the Company was under no obligation to provide the funds to MB1 to pay off the loan.  The Company recorded an impairment charge of $67,826,000 during 2009.

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

As a result of the failure of the initial buyer to purchase the property and the subsequent sale to the Company in 2011, the Company concluded that the carrying value of the property was further impaired at December 31, 2010; accordingly, the Company recorded an additional impairment charge in 2010 of $47,074,000 to reflect the property at its fair value of $18,094,000.  At closing in 2011, MB1 was released from any remaining liability under the bank loan ($100,524,000 outstanding at December 31, 2010); accordingly, the remaining balance due after payment of the purchase price ($81,848,000) was recognized in other income in 2011.

The Company recorded impairment charges in selling, general and other expenses for various other real estate projects of $4,171,000 in 2012 and $2,357,000 in 2010; and $1,449,000 in 2010 in the corporate segment for one of its corporate aircraft that was later sold.

Current economic conditions have adversely affected most of the Company’s operations and investments.  A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by the Company’s operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets and property and equipment (for example, beef processing, manufacturing, gaming entertainment, real estate and certain associated company investments), impairment charges would have to be recorded.

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

The Company recorded impairment charges for securities in the consolidated statement of operations of $2,461,000, $3,586,000 and $2,474,000 for 2012, 2011 and 2010, respectively.

The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ significantly from the Company’s estimates and judgments.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by the Company’s management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information the Company believes to be relevant.  The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are significantly different from initially recorded amounts adjustments to prior periods may be required.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  If the fair values of the net assets and liabilities acquired are greater than the purchase price, the excess is treated as a bargain purchase and recognized in income.  Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.  At December 31, 2012, the book value of goodwill was $24,195,000 and was not impaired.

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

Use of Fair Value Estimates - Under GAAP, fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price), and may be based on observable or unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect assumptions made by the Company that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  GAAP also establishes a hierarchy to prioritize and categorize fair value measurements based on the transparency of inputs as follows:

Level 1:     Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2:    Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:     Instruments that have little to no pricing observability as of the reporting date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Substantially all of the Company’s investment portfolio is classified as available for sale securities, which are carried at estimated fair value in the Company’s consolidated balance sheet.  The estimated fair values are principally based on publicly quoted market prices (Level 1 inputs), which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties.  The Company has a segregated portfolio of mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA) and by U.S. Government agencies (GNMA), which are carried on the balance sheet at their estimated fair value of $601,418,000 at December 31, 2012.  Although the markets that these types of securities trade in are generally active, market prices are not always available for the identical security.  The fair value of these investments are based on observable market data including benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers.  These estimates of fair value are considered to be Level 2 inputs, and the amounts realized from the disposition of these investments has not been significantly different from their estimated fair values.

The Company also has a segregated portfolio of non-agency mortgage-backed securities which are carried on the balance sheet at their estimated fair value of $36,580,000 at December 31, 2012.  Although these securities trade in brokered markets, the market for these securities is sometimes inactive.  The fair values of these investments are based on bid and ask prices, quotes obtained from independent market makers and pricing services.  These estimates of fair values are also considered to be Level 2 inputs.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated.  Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control.  The Company does not believe that any of its current litigation will have a significant adverse effect on its consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  During 2012, the Company accrued $20,000,000 for losses it estimates are probable in connection with litigation discussed in Note 23 below.  The Company will continue to evaluate the adequacy of its accrual as the case develops and more information becomes available.  The recognition of increases to its estimated loss in future periods is possible.

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

(c)      Cash Equivalents:  The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents.  Cash and cash equivalents include short-term investments of $2,443,000 and $2,691,000 at December 31, 2012 and 2011, respectively.

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

(k)      Translation of Foreign Currency:  Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders’ equity.  Net foreign exchange transaction gains (losses) were not significant for  2012,  2011 and  2010.

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

(m)       Related Party Transactions:  National Beef regularly enters into various transactions with an affiliate of NBPCo Holdings, LLC (“NBPCo Holdings”), and has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”), entities that sold a substantial portion of their ownership in National Beef to the Company and are the owners of redeemable noncontrolling interests in National Beef.  National Beef sells product to and purchases material from a company affiliated with NBPCo Holdings in the ordinary course of business.  For the year ended December 31, 2012, sales to and purchases from the affiliate of NBPCo Holdings were $74,199,000 and $17,453,000, respectively, which the Company believes are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef and USPB are parties to a cattle supply agreement pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement is for an initial five year term, with automatic one year extensions on each annual anniversary date of the Company’s acquisition of National Beef, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.  During the year ended December 31, 2012, National Beef obtained approximately 21% of its cattle requirements through USPB.  At December 31, 2012, amounts due from and payable to these related parties were not significant.

(n)       Recently Issued Accounting Standards:  Effective January 1, 2012, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance with respect to the improvement of the comparability of fair value measurements presented and disclosed in financial statements issued in accordance with GAAP and International Financial Reporting Standards.  The amendment includes requirements for measuring fair value and for disclosing information about fair value measurements, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance did not have a significant impact on the Company’s consolidated financial statements.

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

A portion of the purchase price payable to USPB and NBPCo Holdings was placed on deposit with an escrow agent to secure certain indemnification obligations.  Upon consummation of the transactions on the closing date, USPB owned 15.1% and NBPCo Holdings owned 5.3% of National Beef.  Since transactions (b) and (c) above occurred after the Company acquired a controlling interest in National Beef, those transactions are reflected in the Company’s consolidated financial statements.

The following table reflects the allocation of the consideration paid to the assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the redeemable noncontrolling interests in National Beef (in thousands):

As of December 30, 2011
Assets:
Current assets:
Cash and cash equivalents	$18,481
Trade, notes and other receivables	195,643
Inventory	280,499
Prepaids and other current assets	22,969
Total current assets	517,592
Intangible assets and goodwill	826,010
Other assets	4,613
Property and equipment	444,030
Total assets	1,792,245

Liabilities:
Current liabilities:
Trade payables and expense accruals	239,841
Other current liabilities	13,746
Debt due within one year	29,262
Total current liabilities	282,849
Other non-current liabilities	1,404
Long-term debt	328,267
Total liabilities	612,520

Redeemable noncontrolling interests
in subsidiary	304,356

Net assets acquired	$875,369

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

Amounts allocated to intangible assets, the amortization period and goodwill were as follows (dollars in thousands):

		Amortization
	Amount	Years

Customer relationships	$406,530	18
Tradenames	260,059	20
Cattle supply contracts	143,600	15
Other	830	10
Subtotal, intangible assets	811,019
Goodwill	14,991
Total	$826,010

All of the goodwill is deductible for income tax purposes.

For the year ended December 31, 2011, the Company expensed $14,834,000 of costs related to the acquisition of National Beef.

Unaudited pro forma operating results for the Company, assuming the acquisition had occurred as of January 1, 2010 are as follows (in thousands):

	2011	2010

Revenues and other income	$8,473,158	$7,249,343
Net income attributable to Leucadia National
Corporation common shareholders	$112,734	$2,050,684

Pro forma adjustments principally reflect an increase to depreciation and amortization expenses related to the fair value of property and equipment and amortizable intangible assets.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2010.

Seghesio Family Vineyards

In May 2011, a subsidiary of the Company purchased the assets of Seghesio Family Vineyards, the owner and operator of premium estate vineyards and a winery located in Healdsburg, California.  The cash purchase price was $86,018,000, which was primarily allocated as follows: $48,503,000 to property, equipment and leasehold improvements, $22,250,000 to amortizable intangible assets (principally trademarks and tradename, which will be amortized over 17 years), $12,822,000 to inventory and $1,053,000 to goodwill.  Unaudited pro forma income statement data is not included as the amounts were not significant.

Jefferies Merger

In November 2012, the Company entered into the Merger Agreement with Jefferies pursuant to which Jefferies will become a wholly-owned subsidiary of the Company.  Each share of Jefferies publicly held common stock will be converted into the right to receive 0.81 of a Company common share (the “Exchange Ratio”), estimated to be approximately 117,698,000 common shares in the aggregate, and the Company will issue a new series of 3.25% Convertible Cumulative Preferred Stock ($125,000,000 at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A Convertible Cumulative Preferred Stock.  In addition, each outstanding stock option to purchase shares of Jefferies common stock, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock will be converted at the Exchange Ratio into an award of options, restricted shares or restricted stock units of the Company, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.  The Company will not assume or guarantee any of Jefferies’ outstanding debt securities, but Jefferies’ 3.875% Convertible Senior Debentures due 2029 ($345,000,000 principal amount outstanding) will become convertible into common shares of the Company.  As specified in the indenture governing such debentures, the debentures are not currently convertible nor will they be after consummation of the merger.  However, after giving effect to the Jefferies Merger, if the debentures were currently convertible, the conversion price would be $45.93 per common share of the Company.  The transaction is subject to customary closing conditions, including approval to effect the merger by shareholders of both companies, and if approved is expected to close promptly following the Leucadia and Jefferies shareholder meetings, which are scheduled to occur on February 28, 2013.

The merger will be accounted for by the Company using the acquisition method of accounting.  The aggregate purchase price will be equal to the sum of the fair value of the Company’s common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by the Company and the redemption value of the new series of preferred shares issued by the Company at closing, which represents its fair value.  The fair values of the Jefferies common stock owned by the Company and the common shares and employee stock based awards issued by the Company will be determined by using market prices at closing. Based on current market prices the aggregate purchase price would be approximately $4,800,000,000; including the Company’s investment in JHYH, the aggregate investment in Jefferies would be approximately $5,100,000,000.

Jefferies has historically reported its balance sheet on an unclassified basis while the Company has historically reported a classified balance sheet, with assets and liabilities separated between current and non-current.  However, after giving consideration to the nature of Jefferies business and the impact the inclusion of its balance sheet will have on the Company’s consolidated balance sheet, upon completion of the merger the Company will report its consolidated balance sheet on an unclassified basis, and the Company’s consolidated balance sheet captions will be generally based on Jefferies captions.

Set forth below is an unaudited pro forma condensed combined balance sheet assuming the acquisition occurred on December 31, 2012, and an unaudited pro forma condensed combined statement of operations for the year ended December 31, 2012, assuming the acquisition occurred on January 1, 2012.  The unaudited pro forma condensed combined financial information is based upon a preliminary purchase price allocation for Jefferies.  Differences between the preliminary and final purchase price allocation could be significant.  In addition, the aggregate purchase price will be based on the actual market price per share of the Company on the closing date, which could differ from the assumed market price of $26.24 per share (in thousands, except per share amounts).

At December 31, 2012
ASSETS
Cash and cash equivalents	$2,824,808
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	4,092,563
Financial instruments owned	20,085,231
Loans to and investments in associated companies	1,046,859
Securities borrowed	5,094,679
Securities purchased under agreements to resell	3,357,602
Intangible assets, net	1,072,038
Goodwill	1,554,576
Deferred tax asset, net	1,587,759
Other assets	5,013,244
Total	$45,729,359

LIABILITIES
Trading liabilities	$7,455,463
Securities loaned	1,934,355
Securities sold under agreements to repurchase	8,572,955
Payable to customers	5,568,017
Trade payables, expense accruals and other liabilities	4,683,479
Long-term debt	6,495,444
Total liabilities	34,709,713

MEZZANINE EQUITY
Redeemable noncontrolling interests in subsidiary	241,649
Mandatorily redeemable convertible preferred shares	125,000

EQUITY
Common shares	362,281
Additional paid-in capital	4,907,935
Accumulated other comprehensive income	705,129
Retained earnings	4,330,547
Total Leucadia National Corporation shareholders’ equity	10,305,892
Noncontrolling interest	347,105
Total equity	10,652,997

Total	$45,729,359

Year ended December 31, 2012

Revenues	$12,969,819
Interest expense	825,666
Net revenues	12,144,153
Expenses	10,684,632
Income from continuing operations before income taxes
and income related to associated companies	1,459,521
Income tax provision	543,997
Income from continuing operations before income
related to associated companies	915,524
Income related to associated companies, net of income tax	126,790
Income from continuing operations	1,042,314
Net (income) attributable to the noncontrolling interest	(38,680)
Net (income) attributable to the redeemable noncontrolling interests	(12,235)
Preferred stock dividends	(4,063)
Net income from continuing operations attributable to Leucadia
National Corporation common shareholders	$987,336

Basic earnings per common share attributable to Leucadia
National Corporation common shareholders:
Income from continuing operations	$2.60
Number of shares used in calculation	372,549

Diluted earnings per common share attributable to Leucadia
National Corporation common shareholders:
Income from continuing operations	$2.56
Number of shares used in calculation	381,045

The unaudited pro forma condensed combined financial statements are presented for informational purposes only and are not necessarily indicative of actual results had the foregoing transactions occurred at the times described above, nor does it purport to represent results of future operations.

4.      Investments in Associated Companies:

A summary of investments in associated companies at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Investments in associated companies accounted for
under the equity method of accounting (a):
JHYH	$351,835	$323,262
Berkadia	172,942	193,496
Garcadia companies	82,425	72,303
HomeFed Corporation (“HomeFed”)	49,384	47,493
Brooklyn Renaissance Plaza	30,332	31,931
Linkem S.p.A. ("Linkem")	86,424	86,332
Other	34,132	38,949
Total accounted for under the equity method of accounting	807,474	793,766

Investments in associated companies carried at fair value:
Jefferies	1,077,172	797,583
Mueller	–	400,446
Total accounted for at fair value	1,077,172	1,198,029

Total investments in associated companies	$1,884,646	$1,991,795

(a)
Investments accounted for under the equity method of accounting are initially recorded at their original cost and subsequently increased for the Company's share of the investees’ earnings, decreased for the Company's share of the investees’ losses, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investment of capital.

Income (losses) related to associated companies includes the following for each of the three years in the period ended December 31, 2012 (in thousands):

	2012	2011	2010

Jefferies	$301,341	$(668,282)	$157,873
Mueller	30,018	(6,093)	–
ACF	–	–	183,572
Berkadia	38,026	29,033	16,166
Garcadia companies	31,738	19,996	14,424
JHYH	33,938	11,211	20,053
Linkem	(18,890)	(2,243)	–
HomeFed	1,891	1,410	1,108
Las Cruces	–	–	(16,159)
Other	1,946	2,606	(2,016)
Income (losses) related to associated
companies before income taxes	420,008	(612,362)	375,021
Income tax (expense) benefit	(143,729)	218,321	5,745
Income (losses) related to associated
companies, net of taxes	$276,279	$(394,041)	$380,766

In accordance with GAAP, the Company is allowed to choose, at specified election dates, to measure many financial instruments and certain other items at fair value (the “fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other item, the Company is required to report unrealized gains and losses on those items in earnings.  The Company’s investment in Jefferies and its former investments in Mueller and ACF are the only eligible items for which the fair value option was elected, commencing on the date the investments became subject to the equity method of accounting.  The Company believes accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date.  In addition, electing the fair value option eliminates the uncertainty involved with impairment considerations.  The Company’s investment in HomeFed is the only other investment in an associated company that is also a publicly traded company but for which the Company did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons the Company did not elect the fair value option for HomeFed.

Mueller

During 2011, the Company acquired 10,422,859 common shares of Mueller, a company listed on the NYSE (Symbol: MLI), for aggregate cash consideration of $408,558,000.  Mueller is a leading manufacturer of copper, brass, plastic, and aluminum products.  In 2012, Mueller repurchased the Company’s entire investment in Mueller for aggregate cash consideration of $427,337,000.

Jefferies

As of December 31, 2012 the Company owns an aggregate of 58,006,024 Jefferies common shares (approximately  28% of the Jefferies outstanding common shares), acquired for a total cost of $980,109,000.  See Note 3 for information about the Merger Agreement the Company entered into with Jefferies.

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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2,500,000,000 surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and the Company has agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of December 31, 2012, the aggregate amount of commercial paper outstanding was $2,470,000,000.

JHYH

JHYH owns Jefferies High Yield Trading, LLC (“JHYT”), a registered broker-dealer formed in 2007 that is engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments.  JHYT makes markets in high yield and special situation securities and provides research coverage on these types of securities.  JHYT does not invest or make markets in sub-prime residential mortgage securities.

Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH’s board, and each own 50% of the voting securities.  The organizational documents also permit passive investors to invest up to $800,000,000.  Jefferies also received additional JHYH securities entitling it to 20% of the profits.  The voting and non-voting interests are entitled to a pro rata share of the balance of the profits of JHYH, and are mandatorily redeemable in 2013; however, subject to completion of the Jefferies Merger, the Company currently intends to contribute its investment to Jefferies capital.  Under GAAP, JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary.  The Company owns less than 50% of JHYH’s capital, including its indirect interest through its investment in Jefferies, and will not absorb a majority of its expected losses or receive a majority of its expected residual returns.

During 2012, 2011 and 2010, the Company received distributions of $5,365,000, $8,972,000 and $17,077,000, respectively, from JHYH.  The Company has not provided any guarantees, nor is it contingently liable for any of JHYH’s liabilities, all of which are non-recourse to the Company.  The Company’s maximum exposure to loss as a result of its investment in JHYH is limited to the book value of its investment ($351,835,000 at December 31, 2012).

Linkem

The Company has acquired 38.2% of the common shares of Linkem, a wireless broadband services provider in Italy, for aggregate cash consideration of $112,284,000.  The excess of the Company’s investment in Linkem over its underlying share of book value is being amortized to expense over 12 years.

HomeFed

During 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation (“CDS”), to HomeFed for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed’s common stock.  At December 31, 2012, the Company owns approximately 31.4% of HomeFed’s outstanding common stock.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

As a result of a 1998 distribution to all of the Company’s shareholders, approximately 7.7% and 9.4% of HomeFed is owned by the Company’s Chairman and President, respectively.  Both are also directors of HomeFed and the Company’s President serves as HomeFed’s Chairman.

ACF

The Company sold all of its ACF common shares pursuant to a cash merger in which General Motors Company acquired all of the outstanding common stock of ACF in 2010.  The Company received aggregate cash consideration of $830,561,000 for its shares of ACF common stock, which were acquired at a cost of $425,842,000.

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

During 2010, the Company sold to Inmet its remaining 30% equity interest in and subordinated sponsor loans to Las Cruces for aggregate consideration of $576,003,000.  The purchase price was comprised of $150,000,000 of cash and 5,442,413 newly issued common shares of Inmet, which were valued at the market price of the Inmet common shares on the closing date of the transaction.  In addition, the Company was released from its guarantee of $72,000,000 of debt owed by Las Cruces to an affiliate of Inmet.  The Company reported a gain on the sale of $383,369,000 in investment and other income.

The following table provides summarized data for associated companies accounted for on the equity method of accounting for the three years ended December 31, 2012.  (Amounts are in thousands.)

	2012	2011

Assets	$6,848,157	$5,501,581
Liabilities	4,602,240	3,350,394
Mandatorily redeemable interests	1,089,506	982,057
Noncontrolling interest	10,423	18,601

	2012	2011	2010

Total revenues (including net securities gains)	$1,995,858	$1,403,352	$1,124,140
Income from continuing operations before
extraordinary items	$255,038	$62,340	$43,688
Net income	$255,038	$62,340	$43,797
The Company’s income related to
associated companies	$88,649	$62,013	$33,576

The Company’s annual report on Form 10-K for 2012 includes separate financial statements for Jefferies.

Except for its investment in Berkadia, the Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above tables.  All such liabilities are non-recourse to the Company.  The Company’s exposure to adverse events at the investee companies is limited to the book value of its investment.

Included in consolidated retained earnings at December 31, 2012 is approximately $60,841,000 of undistributed earnings of the associated companies accounted for under the equity method of accounting.

5.     Discontinued Operations:

In 2010, the Company sold its operating retail shopping center in Long Island, New York for cash consideration of $17,064,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $4,526,000.  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

In 2010, the Company sold ResortQuest for net cash consideration of $52,371,000 and recorded a pre-tax and after tax gain on sale of discontinued operations of $35,367,000.  As a result, the Company’s property management and services segment has been classified as a discontinued operation.

In 2010, the Company sold STi Prepaid for aggregate consideration of $20,000,000, which was scheduled to be paid over a 26 month period, and classified the telecommunications segment as a discontinued operation.  The Company reported a pre-tax and after tax gain of $21,104,000 in 2010 on sale of discontinued operations equal to the Company’s negative net investment in STi Prepaid ($19,255,000) and cash payments received from the buyer.  During 2011, additional final payments were received from the buyer and the Company recognized a gain from discontinued operations of $9,669,000.

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

During 2012, the Company sold its small Caribbean-based telecommunications provider for aggregate consideration of $27,509,000, net of working capital adjustments, and recognized a pre-tax gain on sale of discontinued operations of $11,696,000 ($7,602,000 after taxes).  The Company has not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

In October 2012, the Company sold Keen Energy Services, LLC (“Keen”) for cash consideration of $100,000,000 and a four-year interest bearing promissory note issued by the purchaser which was valued at $37,500,000.  The Company also retained Keen’s net working capital, principally customer receivables and trade payables.  The Company recorded a pre-tax loss on sale of discontinued operations of $18,045,000 ($11,729,000 after taxes) for the year ended December 31, 2012.  As a result, the Company’s oil and gas drilling services segment has been classified as a discontinued operation.

A summary of the results of discontinued operations for ResortQuest, STi Prepaid, Keen and the power production business is as follows for the three years ended December 31, 2012 (in thousands):

	2012	2011	2010

Revenues and other income:
Telecommunications	$–	$–	$276,253
Oil and gas drilling services	95,674	133,782	116,542
Property management and service fees	–	–	87,039
Investment and other income	4,582	3,316	10,545
	100,256	137,098	490,379
Expenses:
Cost of sales - telecommunications	–	–	235,943
Direct operating expenses:
Oil and gas drilling services	79,143	100,639	93,281
Property management and services	–	–	62,595
Interest	77	141	1,249
Salaries and incentive compensation	2,842	5,445	15,364
Depreciation and amortization	14,740	21,051	32,531
Selling, general and other expenses	8,384	10,011	84,841
	105,186	137,287	525,804
Loss from discontinued
operations before income taxes	(4,930)	(189)	(35,425)
Income tax benefit	(1,730)	(1,072)	(2,350)
Income (loss) from discontinued
operations after income taxes	$(3,200)	$883	$(33,075)

During 2012, 2011 and 2010, the Company received and recognized as income from discontinued operations distributions totaling $5,663,000, $4,690,000 and $11,640,000, respectively, from its subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation since 2001.  The Company had classified Empire as a discontinued operation in 2001 and fully wrote-off its remaining book value based on its expected future cash flows at that time.  Although Empire no longer writes any insurance business, its orderly liquidation over the years has resulted in reductions to its estimated claim reserves that enabled Empire to pay the distributions, with the approval of the New York State Department of Financial Services.  For income tax purposes, the payments are treated as non-taxable distributions paid by a subsidiary.  Since future distributions from Empire, if any, are subject to New York insurance law or the approval of the New York State Department of Financial Services, income will only be recognized when received.

On February 1, 2013, the Company declared a pro rata dividend of all of the outstanding shares of common stock of Crimson in a manner that is structured to qualify as a tax-free spin-off for U.S. federal income tax purposes.  The Company’s common shareholders on February 11, 2013, the record date, will receive one share of Crimson common stock for every ten common shares of the Company, with cash in lieu of fractional shares, on February 25, 2013.  The spinoff was a condition to the Jefferies Merger.  After considering capital contributions to be made to Crimson, the distribution will reduce total equity by approximately $197,000,000.  For the year ended December 31, 2012, Crimson had revenues of $48,215,000 and pre-tax income of $5,381,000.

6.      Investments:

A summary of investments classified as current assets at December 31, 2012 and 2011 is as follows (in thousands):

	2012		2011
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	and Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale	$1,666,361	$1,666,613	$146,594	$145,977
Other investments, including accrued interest income	5,863	5,989	4,113	4,158
Total current investments	$1,672,224	$1,672,602	$150,707	$150,135

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2012 and 2011 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2012
Bonds and notes:
U.S. Government and agencies	$1,656,776	$286	$40	$1,657,022
All other corporates	8,531	176	–	8,707
Total fixed maturities	1,665,307	462	40	1,665,729

Other investments	1,054	–	170	884
Total current available for sale investments	$1,666,361	$462	$210	$1,666,613

2011
Bonds and notes:
U.S. Government and agencies	$139,940	$13	$1	$139,952
All other corporates	5,649	70	–	5,719
Total fixed maturities	145,589	83	1	145,671

Other investments	1,005	–	699	306
Total current available for sale investments	$146,594	$83	$700	$145,977

A summary of non-current investments at December 31, 2012 and 2011 is as follows (in thousands):

	2012		2011
		Carrying Value		Carrying Value
	Amortized	and Estimated	Amortized	And Estimated
	Cost	Fair Value	Cost	Fair Value

Investments available for sale:
Fortescue Metals Group Ltd (“Fortescue”)	$–	$–	$115,703	$569,256
Inmet	504,006	823,757	504,006	708,193
Other investments available for sale	795,622	866,622	724,664	776,444
Other investments:
Private equity funds	22,930	22,930	85,528	85,528
Chichester zero coupon note component (“Chichester”)	–	–	40,801	40,801
Other non-publicly traded investments	34,663	34,663	46,947	46,653
Total non-current investments	$1,357,221	$1,747,972	$1,517,649	$2,226,875

In August 2006, pursuant to a subscription agreement with Fortescue and its subsidiary, Chichester, the Company invested an aggregate of $408,030,000, including expenses, in Fortescue’s Pilbara iron ore and infrastructure project in Western Australia.  In exchange for its cash investment, the Company received 264,000,000 common shares of Fortescue, and a $100,000,000 unsecured note of Chichester that accrued interest at 4% of the revenue, net of government royalties, invoiced from the iron ore produced from certain project areas (the “FMG Note”).  In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth.  In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 13,986,000 common shares of Fortescue for $44,217,000.  During the three years ended December 31, 2012, the Company sold its investment in Fortescue common shares as follows (in thousands):

	2012	2011	2010

Shares sold	130,586	117,400	30,000
Net cash proceeds	$659,416	$732,217	$121,498
Net securities gains	$543,713	$628,197	$94,918

During the fourth quarter of 2012, Chichester redeemed the FMG Note for aggregate cash consideration of $715,000,000, resulting in the recognition in investment and other income of a pre-tax gain of $526,184,000, and the parties agreed to settle all pending litigation and disputes without any additional payment.  As a result, the Company will no longer receive interest payments on the FMG Note.

The Company has received aggregate cash proceeds in excess of its Fortescue investment of $2,313,272,000, which reflects all sales of Fortescue common shares, interest collected on the FMG Note (net of withholding taxes), the redemption of the FMG Note, expenses and the cost of its investment.

At December 31, 2012 and 2011, non-current investments include 11,042,413 common shares of Inmet, or approximately 15.9% of Inmet’s outstanding shares.  The Inmet shares have registration rights and may be sold without restriction in accordance with applicable securities laws.  See Note 4 for more information about the acquisition of the Inmet shares.

Non-current other non-publicly traded investments are accounted for under the cost method of accounting, reduced for impairment charges when appropriate.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2012 and 2011 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2012
Bonds and notes:
U.S. Government and agencies	$6,449	$41	$–	$6,490
U.S. Government-Sponsored Enterprises	578,922	16,488	482	594,928
All other corporates	154,245	778	885	154,138
Total fixed maturities	739,616	17,307	1,367	755,556

Equity securities:
Common stocks:
Banks, trusts and insurance companies	32,811	33,129	331	65,609
Industrial, miscellaneous and all other	527,201	342,313	300	869,214
Total equity securities	560,012	375,442	631	934,823

	$1,299,628	$392,749	$1,998	$1,690,379

2011
Bonds and notes:
U.S. Government-Sponsored Enterprises	$609,617	$12,683	$109	$622,191
All other corporates	66,960	636	1,054	66,542
Total fixed maturities	676,577	13,319	1,163	688,733

Equity securities:
Common stocks:
Banks, trusts and insurance companies	22,084	28,887	–	50,971
Industrial, miscellaneous and all other	644,717	669,270	299	1,313,688
Total equity securities	666,801	698,157	299	1,364,659

Other investments	995	–	494	501
	$1,344,373	$711,476	$1,956	$2,053,893

The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2012, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$7,846	$7,941
Due after five years through ten years	–	–
Due after ten years	–	–
	7,846	7,941
Mortgage-backed and asset-backed securities	731,770	747,615
	$739,616	$755,556
At December 31, 2012, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

7.      Trade, Notes and Other Receivables, Net:

A summary of current trade, notes and other receivables, net at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Trade receivables	$233,753	$206,331
Accrued interest on FMG Note	–	107,881
Receivables related to securities	10,030	4,572
Receivables relating to real estate activities	5,790	4,707
Other	14,129	19,376
	263,702	342,867
Allowance for doubtful accounts	(4,671)	(3,857)
Total current trade, notes and other receivables, net	$259,031	$339,010

8.      Inventory:

A summary of inventory at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Finished goods	$271,221	$233,542
Work in process	61,069	49,514
Raw materials, supplies and other	51,202	71,522
	$383,492	$354,578

9.      Intangible Assets, Net and Goodwill:

A summary of these assets at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Intangibles:
Customer and other relationships, net of accumulated
amortization of $70,823 and $41,958	$416,304	$426,603
Trademarks and tradename, net of accumulated amortization of
$15,731 and $1,527	263,839	278,024
Supply contracts, net of accumulated amortization of $9,874 and $0	140,121	143,500
Licenses, net of accumulated amortization of $3,508 and $2,917	8,520	9,081
Other, net of accumulated amortization of $4,467 and $5,095	1,047	1,262
Goodwill	24,195	18,119
	$854,026	$876,589

During 2012, Conwed Plastics purchased certain assets of a lightweight netting business for $25,232,000, of which $17,129,000 was allocated to customer relationships, which will be amortized over 12 years, and $6,395,000 was allocated to a supply contract, which will be amortized over 10 years.

Amortization expense on intangible assets was $53,676,000, $7,103,000 and $8,401,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):  2013 - $54,947; 2014 - $54,784; 2015 - $51,880; 2016 - $49,969; and 2017 - $49,818.

At December 31, 2012 and 2011, goodwill in the above table related to National Beef ($14,991,000 and $8,915,000, respectively), Conwed Plastics ($8,151,000) and the winery operations ($1,053,000).  All of the goodwill is deductible for income tax purposes.

10.      Other Assets:

A summary of non-current other assets at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Real Estate	$222,151	$173,077
Note receivable from sale of Keen	37,625	–
Unamortized debt expense	2,805	11,454
Restricted cash	9,693	64,609
Prepaid mining interest	–	139,572
Other	15,031	18,658
	$287,305	$407,370

At December 31, 2011, restricted cash includes $56,500,000 that had been placed into escrow pursuant to an agreement to acquire 708 acres of land in Panama City, Florida.  The purchase price was subsequently reduced to $51,870,000, the excess funds were returned and the transaction closed in February 2012.

The Company’s prepaid mining interest related to the FMG Note, which is more fully explained in Note 6.

11.      Property, Equipment and Leasehold Improvements, Net:

A summary of property, equipment and leasehold improvements, net at December 31, 2012 and 2011 is as follows (in thousands):

	Depreciable
	Lives
	(in years)	2012	2011

Land, buildings and leasehold improvements	5-45	$622,040	$601,681
Beef processing machinery and equipment	2-15	240,412	201,934
Other machinery and equipment	3-25	187,611	202,405
Corporate aircraft	10	112,071	111,279
Furniture and fixtures	2-10	23,454	23,285
Construction in progress	N/A	53,302	53,526
Other	3-10	4,096	13,162
		1,242,986	1,207,272
Accumulated depreciation and amortization		(385,626)	(323,163)
		$857,360	$884,109

12.      Trade Payables and Expense Accruals:

A summary of trade payables and expense accruals at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Trade payables	$82,439	$80,960
Book overdrafts	115,359	92,254
Cattle purchases payable	44,711	31,431
Payables related to securities	3,698	955
Accrued compensation, severance and other employee benefits	103,523	89,061
Accrued legal and professional fees	9,816	18,364
Taxes other than income	9,522	9,207
Accrued interest payable	23,834	35,496
Other	20,740	16,593
	$413,642	$374,321

13.      Indebtedness:

The principal amount, stated interest rate and maturity date of outstanding debt at December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011

Parent Company Debt:
Senior Notes:
7 ¾% Senior Notes due 2013, less debt discount of $39 and $99	$94,461	$94,401
7% Senior Notes due 2013, net of debt premium of $85 and $218	307,494	312,463
8 1/8% Senior Notes due 2015, less debt discount of $3,236 and $4,256	455,405	454,385
7 1/8% Senior Notes due 2017	–	423,140
Subordinated Notes:
3 ¾% Convertible Senior Subordinated Notes due 2014	97,581	97,581
8.65% Junior Subordinated Deferrable Interest Debentures due 2027	–	88,204
Subsidiary Debt:
Term loans	296,000	323,750
Revolving credit facility	91,403	92,103
Capital leases due 2013 through 2017 with a weighted-average
interest rate of 5.2%	4,066	5,301
Other due 2013 through 2029 with a weighted-average interest rate of .4%	12,285	12,325
Total debt	1,358,695	1,903,653
Less: current maturities	(440,569)	(29,264)
Long-term debt	$918,126	$1,874,389

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

	2012	2011	2010

7 ¾% Senior Notes	$–	$–	$5,500
7% Senior Notes	4,836	–	27,200
8 1/8% Senior Notes	–	21,359	20,000
7 1/8% Senior Notes	423,140	54,860	22,000
8.65% Junior Subordinated Deferrable Interest Debentures	88,204	1,350	2,146
Total	$516,180	$77,569	$76,846

As a result of the purchases, the Company recognized pre-tax losses of $24,154,000, $6,352,000 and $5,138,000 for the years ended December 31, 2012, 2011 and 2010, respectively, which are reflected in selling, general and other expenses.

In 2004, the Company sold $350,000,000 principal amount of its 3¾% Convertible Senior Subordinated Notes due 2014 in a private placement transaction.  The notes are convertible into the Company’s common shares at $22.30 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 44.8430 shares per each $1,000 principal amount of notes subject to adjustment.  Such amount reflects an adjustment to the conversion price as a result of the dividends paid during each of the last three years.  Future cash dividends will reduce the conversion price per share by the amount charged to shareholders’ equity on a per share basis.  At December 31, 2012, the notes are convertible into an aggregate of 4,375,830 shares.

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

Subsidiary Debt:

At December 31, 2012, National Beef’s credit facility consisted of a $296,000,000 outstanding term loan and a revolving line of credit of up to $250,000,000; any amounts outstanding under the facility mature in June 2016.  The term loan requires quarterly principal payments of $9,250,000.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.50% depending upon certain financial ratios and the rate selected.  At December 31, 2012, the interest rate on the term loan was 2.7% and the interest rate in the revolving credit facility was 2.8%.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $21,776,000 were outstanding at December 31, 2012.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At December 31, 2012, after deducting outstanding amounts and issued letters of credit the remainder of the unused revolver was fully available to National Beef.

The credit facility contains customary covenants relating to National Beef and its subsidiaries, including restrictions on  distributions, mergers, asset sales, investments, acquisitions, encumbrances, affiliate transactions and other matters.  The ability of National Beef and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.  National Beef is also required to maintain a minimum Adjusted Net Worth, a maximum Funded Debt Ratio and minimum Fixed Charge Coverage Ratio, all as defined in the credit facility.  At December 31, 2012, National Beef met all of these requirements.

Other subsidiary debt at December 31, 2012 and 2011 principally includes Industrial Revenue Bonds of National Beef ($12,245,000).

Excluding repurchase agreements discussed below, at December 31, 2012, $1,791,777,000 of consolidated assets (primarily inventory, receivables, property and equipment and intangibles) are pledged for indebtedness aggregating $403,714,000, principally for amounts due under National Beef’s credit facility.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2017 are as follows:  2013 - $440,523,000; 2014 - $137,046,000; 2015 - $499,088,000; 2016 - $283,223,000; and 2017 - $5,000.

Securities Sold Under Agreements to Repurchase:

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions.  At December 31, 2012, these fixed rate repurchase agreements have a weighted-average interest rate of approximately .4%, mature in January 2013 and are collateralized by non-current investments.  The non-current investments are adjustable rate mortgage pass-through certificates issued by U.S. Government-Sponsored Enterprises (FHLMC or FNMA).  This portfolio has a weighted-average life of approximately 5 years and a duration of .7 at December 31, 2012.

14.      Redeemable Noncontrolling Interests in Subsidiary:

Redeemable noncontrolling interests in subsidiary are held by minority owners of National Beef, principally USPB, NBPCo Holdings and the chief executive officer of National Beef.  The holders of these interests share in the profits and losses of National Beef on a pro rata basis with the Company.  However, the minority owners have the right to require the Company to purchase their interests under certain specified circumstances at fair value (put rights), and the Company also has the right to purchase their interests under certain specified circumstances at fair value (call rights).  Each of the holders of the put rights has the right to make an election that requires the Company to purchase up to one-third of their interests on December 30, 2016, one-third on December 30, 2018, and the remainder on December 30, 2021.  In addition, USPB may elect to exercise their put rights following the termination of the cattle supply agreement, and the chief executive officer following the termination of his employment.

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

Redeemable noncontrolling interests in subsidiary are reflected in the consolidated balance sheet at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interest activity during the year ended December 31, 2012 (in thousands):

As of January 1, 2012	$235,909
Income allocated to redeemable noncontrolling interests	12,235
Distributions to redeemable noncontrolling interests	(12,722)
Increase in fair value of redeemable noncontrolling interests
charged to additional paid-in capital	6,227
Balance, December 31, 2012	$241,649

15. Common Shares, Stock Options and Preferred Shares:

The Board of Directors from time to time has authorized acquisitions of the Company’s common shares.  During the three year period ended December 31, 2012, the Company acquired 4,949 common shares at an average price of $34.92 per common share, all in connection with stock option exercises.  At December 31, 2012, the Company is authorized to repurchase 25,000,000 common shares.

As of December 31, 2012, the Company has two share-based plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  As of December 31, 2012, 731,205 shares were available for grant under the plan.

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

On March 7, 2011, the Compensation Committee of the Company’s Board of Directors granted warrants to purchase 2,000,000 common shares to each of the Company’s Chairman and President at an exercise price of $33.84 per share (105% of the closing price per share of a common share on the grant date), subject to shareholder approval.  In May 2011, the required shareholder approval was received and the warrants were issued.  The warrants expire in 2016 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year.  Compensation cost was determined as of the approval date and will be recognized in the financial statements over the vesting period of the warrants.  For 2012 and 2011, the Company recorded share-based compensation expense of $11,165,000 and $18,941,000, respectively, related to this grant of warrants.

Salaries and incentive compensation expense included $14,305,000, $23,019,000 and $4,067,000 for the years ended December 31, 2012, 2011 and 2010, respectively, for share-based compensation expense relating to grants made under the Company’s senior executive warrant plan and fixed stock option plan.  Net income decreased by $9,405,000, $15,203,000 and $3,955,000 for 2012, 2011 and 2010, respectively, as a result of the share-based compensation expense.  As of December 31, 2012, total unrecognized compensation cost related to nonvested share-based compensation plans was $33,548,000; this cost is expected to be recognized over a weighted-average period of 1.3 years.

A summary of activity with respect to the Company’s stock options for the three years ended December 31, 2012 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Prices	Term	Value

Balance at December 31, 2009	2,196,240	$26.40
Granted	972,000	$27.17
Exercised	(520,740)	$21.69		$2,809,000
Cancelled	(25,000)	$27.66
Balance at December 31, 2010	2,622,500	$27.61
Granted	12,000	$35.78
Exercised	(255,445)	$27.89		$2,412,000
Cancelled	(127,600)	$27.63
Balance at December 31, 2011	2,251,455	$27.62
Granted	919,500	$23.20
Exercised	–	$–		$–
Cancelled	(593,455)	$27.42
Balance at December 31, 2012	2,577,500	$26.10	4.0 years	$539,000
Exercisable at December 31, 2012	788,500	$27.99	2.3 years	$–

The following summary presents the weighted-average assumptions used for grants made during each of the three years in the period ended December 31, 2012:

	2012	2011	2010
	Options	Options	Options

Risk free interest rate	.53%	1.58%	1.27%
Expected volatility	37.66%	45.25%	45.78%
Expected dividend yield	1.08%	.70%	.87%
Expected life	4.0 years	4.3 years	4.0 years
Weighted-average fair value per grant	$5.97	$13.18	$9.09

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

At December 31, 2012 and 2011, 3,308,755 of the Company’s common shares were reserved for stock options, 4,375,830 and 4,327,317, respectively, of the Company’s common shares were reserved for the 3¾% Convertible Senior Subordinated Notes and 4,000,000 of the Company’s common shares were reserved for warrants.

At December 31, 2012 and 2011, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

One of the Company’s subsidiaries maintains a stock option plan for its employees that provides for the granting of stock options that are exercisable into common shares of the subsidiary; however, amounts related to this plan have not been significant.  Salaries and incentive compensation expense include amounts for this plan of $154,000, $245,000 and $193,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The subsidiary also granted stock appreciation rights to an executive officer that have a seven year term and become exercisable only upon the occurrence of certain events.  The rights are payable in cash unless the subsidiary’s shares are publicly listed, in which case the subsidiary may elect to settle the rights in stock.  Because management has determined that the occurrence of the events required for the stock appreciation rights to become exercisable was not probable, no expense or liability relating to the rights has been recorded.  Stock appreciation rights were also granted to a former executive officer; changes to the fair value of these rights are recorded as increases or decreases to selling, general and other expenses.  Increases (decreases) to the fair value of these rights were not significant for the year ended December 31, 2012 and were $(4,447,000) and $261,000 for the years ended December 31, 2011 and 2010, respectively.

16.	Accumulated Other Comprehensive Income:

Activity in accumulated other comprehensive income is reflected in the consolidated statements of equity but not in the consolidated statements of operations.  A summary of accumulated other comprehensive income, net of taxes at December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010

Net unrealized gains on investments	$803,430	$998,151	$1,749,757
Net unrealized foreign exchange losses	(6,097)	(3,168)	(3,838)
Net unrealized losses on derivative instruments	(154)	–	–
Net minimum pension liability	(92,050)	(83,537)	(60,177)
Net postretirement benefit	–	975	1,621
	$705,129	$912,421	$1,687,363

17.      Net Securities Gains (Losses):

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 2012 (in thousands):

	2012	2011	2010

Net realized gains on securities	$592,978	$644,777	$182,060
Write-down of investments (a)	(2,461)	(3,586)	(2,474)
Net unrealized gains (losses) on trading securities	64	285	(92)
	$590,581	$641,476	$179,494

(a)	Consists of provisions to write down investments resulting from declines in fair values believed to be other than temporary.

Net realized gains from sales of securities principally reflect sales of Fortescue common shares during each of the last three years (see Note 6), and in 2010 a net security gain of $66,200,000 from the sale of the Company’s investment in Light and Power Holdings, Ltd. (“LPH”).

Proceeds from sales of investments classified as available for sale were $1,418,122,000, $4,217,334,000 and $838,197,000 during 2012, 2011 and 2010, respectively.  Gross gains of $546,449,000, $638,863,000 and $104,392,000 and gross losses of $716,000, $5,235,000 and $683,000 were realized on these sales during 2012, 2011 and 2010, respectively.

18.      Other Results of Operations Information:

Investment and other income for each of the three years in the period ended December 31, 2012 consists of the following (in thousands):

	2012	2011	2010

Interest on fixed maturity investments	$19,140	$30,996	$22,148
Dividend income	5,954	18,359	3,654
Other investment income	1,407	608	1,153
Income from FMG Note
including gain recognized on redemption (see Note 6)	642,993	214,455	149,257
Gain on sale of Las Cruces	–	–	383,369
Gain on forgiveness of debt	–	81,848	–
Gain related to lawsuits and other settlements	–	141	3,446
Government grants reimbursement	747	5,366	11,143
Rental income	11,725	11,126	12,417
Winery revenues	47,801	38,161	23,569
Other	22,008	29,951	39,190
	$751,775	$431,011	$649,346

Other income for the other operations segment includes government grants that reimbursed the Company for certain of its prior expenditures related to energy projects, which were fully expensed as incurred.

Taxes, other than income or payroll, amounted to $26,498,000, $19,760,000 and $19,965,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising costs amounted to $24,138,000, $11,282,000 and $10,161,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and development costs charged to expense were $17,580,000, $22,152,000 and $5,476,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

19.      Income Taxes:

The principal components of deferred taxes at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred Tax Asset:
Securities valuation reserves	$43,613	$49,893
Other assets	60,687	78,289
NOL carryover	1,332,510	1,730,465
Intangible assets, net and goodwill	18,062	23,037
Other liabilities	15,878	12,386
	1,470,750	1,894,070
Valuation allowance	(109,181)	(109,181)
	1,361,569	1,784,889
Deferred Tax Liability:
Unrealized gains on investments	(133,612)	(148,007)
Property and equipment	(10,770)	(45,784)
Other	(2,572)	(6,212)
	(146,954)	(200,003)
Net deferred tax asset	$1,214,615	$1,584,886

As of December 31, 2012, the Company had consolidated federal NOLs of $1,231,000,000 that may be used to offset the taxable income of any member of the Company’s consolidated tax group.  In addition, the Company has $2,406,000,000 of federal NOLs that are only available to offset the taxable income of certain subsidiaries.  Unused federal NOLs do not begin to expire until 2021, except for certain NOLs that begin to expire sooner but are fully reserved for in the valuation allowance.  The Company also has various state NOLs that expire at different times, which are reflected in the above table to the extent the Company estimates its future taxable income will be apportioned to those states.  Uncertainties that may affect the utilization of the Company’s tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

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

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2012 was as follows, excluding amounts allocated to income (losses) related to associated companies and discontinued operations (in thousands):

	2012	2011	2010

State income taxes	$30,199	$9,230	$5,512
Resolution of state tax contingencies	-	-	(600)
Federal income taxes:
Current	1,001	-	-
Deferred	332,953	238,060	-
Decrease in valuation allowance	-	-	(1,157,111)
Foreign income taxes	12,341	23,026	15,231
	$376,494	$270,316	$(1,136,968)

The Worker, Homeownership, and Business Assistance Act of 2009 provided taxpayers a special election for extended net operating loss carryback benefits, and with respect to any net operating loss for which the election was made, eliminated the limitation that applies to using the NOL to reduce alternative minimum taxable income.  In 2010, the Internal Revenue Service provided additional guidance with respect to application of the law, and the Company made the election with respect to its 2008 NOL.  As a result, approximately $830,000,000 of the NOLs referred to above can be used to fully offset federal minimum taxable income, and no federal regular or minimum income tax would be payable on such income.  During 2010, the Company reversed deferred federal minimum tax liabilities which had been recorded in prior periods of $11,594,000 to income related to associated companies and $22,678,000 to accumulated other comprehensive income.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):

	2012	2011	2010

Expected federal income tax	$338,282	$237,109	$134,029
State income taxes, net of federal income tax benefit	20,714	6,885	5,512
Decrease in valuation allowance	-	-	(1,157,111)
Tax expense not provided on income recorded prior to the reversal of
deferred tax valuation allowance	-	-	(139,108)
Accounting expense for warrants in excess of tax deduction	-	7,141	-
Resolution of tax contingencies	-	-	(600)
Permanent differences	9,887	2,552	5,079
Foreign taxes	8,022	14,967	15,231
Other	(411)	1,662	-
Actual income tax provision (benefit)	$376,494	$270,316	$(1,136,968)

Reflected above as resolution of tax contingencies are reductions to the Company’s income tax provision for the expiration of the applicable statute of limitations and the favorable resolution of certain federal and state income tax contingencies.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the periods presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

As of January 1, 2010	$6,700	$2,900	$9,600
Additions to unrecognized tax benefits	-	-	-
Additional interest expense recognized	-	500	500
Audit payments	(100)	(100)	(200)
Reductions as a result of the lapse of the statute of
limitations and completion of audits	(300)	(300)	(600)
Balance, December 31, 2010	6,300	3,000	9,300
Additions to unrecognized tax benefits	-	-	-
Additional interest expense recognized	-	500	500
Audit payments	-	-	-
Reductions as a result of the lapse of the statute of
limitations and completion of audits	-	-	-
Balance, December 31, 2011	6,300	$3,500	$9,800
Additions to unrecognized tax benefits	5,300	-	5,300
Additional interest expense recognized	-	700	700
Audit payments	-	-	-
Reductions as a result of the lapse of the statute of
limitations and completion of audits	-	-	-
Balance, December 31, 2012	$11,600	$4,200	$15,800

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

Pursuant to the agreement to sell a former subsidiary of the Company, WilTel Communications Group, Inc. (“WilTel”) the responsibility for WilTel’s defined benefit pension plan was retained by the Company.  All benefits under this plan were frozen as of the date of sale.

A summary of activity with respect to WilTel’s defined benefit pension plan is as follows (in thousands):

	2012	2011
Projected Benefit Obligation:
Projected benefit obligation at beginning of period	$251,949	$207,889
Interest cost	10,886	11,233
Actuarial loss	19,315	39,028
Benefits paid	(6,292)	(6,201)
Projected benefit obligation at December 31,	$275,858	$251,949

Change in Plan Assets:
Fair value of plan assets at beginning of period	$188,876	$145,124
Actual return on plan assets	8,726	7,166
Employer contributions	3,728	43,823
Benefits paid	(6,292)	(6,201)
Administrative expenses	(724)	(1,036)
Fair value of plan assets at December 31,	$194,314	$188,876

Funded Status at end of year	$(81,544)	$(63,073)

As of December 31, 2012 and 2011, $118,176,000 and $104,424,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $81,544,000 and $63,073,000, respectively, was reflected as accrued pension cost.

Employer contributions expected to be paid in 2013 are $7,860,000.

Pension expense related to the defined benefit pension plans charged to results of continuing operations included the following components (in thousands):

	2012	2011	2010

Interest cost	$10,886	$11,233	$11,944
Expected return on plan assets	(8,292)	(6,091)	(7,936)
Actuarial loss	5,852	2,659	1,929
Amortization of prior service cost	-	-	2
Net pension expense	$8,446	$7,801	$5,939

At December 31, 2012, the plan’s assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents	$21,493	$21,493	$–
Bonds and notes:
U.S. Government and agencies	4,522	4,522	–
Public utilities	7,490	7,490	–
Foreign governments	2,253	2,253	–
All other corporates	158,556	157,492	1,064
Total	$194,314	$193,250	$1,064

At December 31, 2011, the plan’s assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents	$15,479	$15,479	$–
Bonds and notes:
U.S. Government and agencies	27,076	27,076	–
Foreign governments	2,185	2,185	–
All other corporates	126,035	123,689	2,346
Other (primarily receivable on sale
of securities)	18,101	18,101	–
Total	$188,876	$186,530	$2,346

The estimated fair values for securities measured using Level 1 inputs are determined using publicly quoted market prices in active markets.  Certain of the corporate bonds are measured using Level 2 inputs.  Although these bonds trade in brokered markets, the market for certain bonds is sometimes inactive.  The fair values of these investments are based on reported trading prices, bid and ask prices and quotes obtained from independent market makers in the securities.  At December 31, 2012 and 2011, the plan did not have any fair value measurements using unobservable inputs (Level 3).

The current investment objectives are designed to minimize investment losses due to rising interest rates while providing a stable and predictable stream of investment income.  To further mitigate investment losses, the Company has placed certain investment restrictions and limitations over plan assets.  The restrictions and limitations include the following:

•
Plan assets are split into three separate portfolios, each with different duration and asset mixes.  The Investment Grade (“IG”) portfolio consists of investment grade fixed income corporate bonds with a maximum portfolio duration of 5 years.  The Fixed Income (“FI”) portfolio consists of short and medium term investment grade bonds, government instruments, and cash and cash equivalents with a maximum portfolio duration of 2 years.  The High Yield (“HY”) portfolio consists of below investment grade corporate bonds with a maximum portfolio duration of 5 years.

•
Fixed income securities held within the IG and FI portfolios will all be rated BBB- or better at the time of purchase, there will be no more than 5% at market in any one security (U.S. government and agency positions excluded), no more than a 30-year maturity in any one security and investments in standard collateralized mortgage obligations are limited to securities that are currently paying interest, receiving principal, do not contain leverage and are limited to 10% of the market value of the portfolio.  Securities purchased or held within the HY portfolio will all be rated B- or higher.  However, the portfolio can hold up to 10% in CCC rated bonds that may result from credit downgrades.

The FI portfolio is managed to maximize the value of plan assets by minimizing exposure to changes in market interest rates while the IG and HY portfolios are managed to enhance investment income with a focus on minimizing credit losses and changes in market interest rates.  This investment strategy provides the Company with more flexibility in managing the plan should interest rates rise and result in a decrease in the discounted value of benefit obligations.

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2.5% current expected inflation, 1.5% to 1.7% real rate of return for short duration risk-free investments, .2% inflation risk premium and .75% default risk premium for the portion of the portfolio invested in corporate bonds.  The Company then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 4.25% expected long-term rate of return assumption for 2012.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

Net loss arising during period	$(19,604)	$(38,989)	$(23,120)
Settlement charge	–	–	16,891
Recognition of amortization in net periodic benefit cost:
Prior service cost	–	–	2
Actuarial loss	5,852	2,659	2,095
Total	$(13,752)	$(36,330)	$(4,132)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2013 is $7,505,000.

The Company uses a December 31 measurement date for its plans.  The assumptions used relating to the defined benefit pension plan is as follows:

	2012	2011
Discount rate used to determine benefit
obligation at December 31,	3.85%	4.40%
Weighted-average assumptions used to determine
net cost for years ended December 31,:
Discount rate	4.40%	5.50%
Expected long-term return on plan assets	4.25%	4.25%

The following pension benefit payments are expected to be paid (in thousands):

2013	$4,736
2014	4,778
2015	6,207
2016	7,381
2017	8,657
2018 – 2022	65,598

The Company and its consolidated subsidiaries have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were $3,318,000, $2,724,000 and $2,148,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  National Beef has $6,828,000 in cash collateral posted for its derivative liabilities which is included in prepaids and other current assets as of December 31, 2012.  See Note 25 for fair value information on National Beef’s commodity contracts.

22.      Commitments and Contingencies:

The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to thirty years.  Rental expense (net of sublease rental income) was $22,709,000 in 2012, $10,716,000 in 2011 and $11,319,000 in 2010.  Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2012 are as follows (in thousands):

2013	$21,510
2014	20,422
2015	13,776
2016	7,234
2017	4,469
Thereafter	27,965
95,376
Less: sublease income	(2,186)
$93,190

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to obtain project improvement bonds for the San Elijo Hills project.  These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn.  At December 31, 2012, $1,789,000 was outstanding under these bonds, almost all of which expires in  2014.

As more fully discussed in Note 4, the Company has agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2,500,000,000 surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2012, the aggregate amount of commercial paper outstanding was $2,470,000,000.

The Hard Rock Biloxi’s casino is constructed over water on concrete pilings; however, the threat of hurricanes is a risk to the facility.  Premier’s current insurance policy provides up to $244,900,000 in coverage for damage to real and personal property including business interruption coverage.  The coverage is provided by a panel of U.S., Bermuda and London based insurers and is comprised of a $50,000,000 primary layer and three excess layers.  The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better.  Although the insurance policy is an all risk policy, any loss resulting from a weather catastrophe occurrence, which is defined to include damage caused by a named storm, is sublimited to $110,000,000 with a deductible of $5,000,000.

Effective December 30, 2004, National Beef finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, National Beef committed to make a series of service charge payments totaling $19,300,000 over a 20 year period, of which $9,090,000 remains as of December 31, 2012.  Payments under the commitment will be approximately $800,000 in each of the years 2013 through 2017, with the remaining balance of $4,961,000 to be paid in subsequent years.

National Beef makes verbal commitments to cattle producers to purchase cattle approximately one week in advance of delivery of those cattle to its plants. The actual value paid for these cattle is determined after the cattle are delivered, weighed and inspected at the Company’s facilities. The total value of verbal commitments to purchase cattle as of December 31, 2012 was $117,371,000.

All of Linkem’s outstanding shares, including the shares owned by the Company, are pledged as collateral for its bank credit line, which was fully drawn at December 31, 2012.

Subsidiaries of the Company have outstanding letters of credit aggregating $29,463,000 at December 31, 2012.

23.      Litigation:

The Company and certain of its subsidiaries and officers are named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 09 Civ. 8486 (DC), in the United States District Court for the Southern District of New York.  The named defendants include the Mel Harris law firm, certain individuals and members associated with the law firm, and a process server, Samserv, Inc. and certain of its employees.  The action arises out of the law firm’s obtaining default judgments against approximately 124,000 individuals in New York City Civil Court with respect to consumer debt purchased by subsidiaries of the Company.  The Company asserts that it was an investor with respect to the subject purchased consumer debt and was regularly informed of the amounts received from debt collections, but otherwise had no involvement in any alleged illegal debt collection activities.

As also previously reported, the complaint alleges that the defendants fraudulently obtained the default judgments in violation of the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law (alleged only as to the law firm) and seeks injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated.  Defendants’ motions to dismiss were denied in part (including as to the claims made against the Company and its subsidiaries) and granted in part (including as to certain of the claims made against the Company’s officers) (the “Dismissal Decision”).  In September 2012, the Court granted plaintiffs’ motion to certify the following classes:  (i) a class under Federal Rule of Civil Procedure 23(b)(2) with respect to injunctive and declaratory relief comprised of all persons who have been or will be sued by the Mel Harris law firm in actions commenced in New York Civil Court where a default judgment has been or will be sought in connection with this debt collection activity and (ii) a class under Federal Rule of Civil Procedure 23(b)(3) with respect to liability comprised of all persons against whom a default judgment has been entered in New York Civil Court in connection with this debt collection activity (the “Certification Decision”).  Neither the Dismissal Decision nor the Certification Decision addresses the ultimate merits of the case.

At a November 2012 status conference, the parties advised the Court of their intention to attempt to resolve the dispute through mediation.  Those efforts have not been successful to date and the parties have so advised the Court.  The Company intends to seek an appeal of the Certification Decision to the United States Court of Appeals for the Second Circuit.  Because an appeal of the Certification Decision at this time (short of a full judgment on the merits) is discretionary, there can be no assurance that the Second Circuit will agree to hear this appeal.  If the Second Circuit rejects this appeal, the Company will continue to defend the case vigorously on the merits.

Determinations of both the probability and the estimated amount of loss or potential loss are judgments made in the context of developments in the litigation.  The Company reviews these developments regularly with its outside counsel.  Because the Company has determined that it would be willing to resolve this matter with plaintiffs for $20,000,000, it has accrued a litigation reserve for this contingency in that amount.  In arriving at this reserve amount, the Company considered a number of factors, including that (i) while the damages sought are indeterminate, payment of this reserved amount would not resolve the case at this time, (ii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals respecting class certification), (iii) there are significant factual issues to be determined or resolved, (vi) relevant law is unsettled and untested legal theories are presented, (v) the Company has numerous defenses to the plaintiffs’ claims, (vi) there are no adverse rulings by the Court on the merits of plaintiffs’ claims and (vii) several important litigation milestones, such as the completion of discovery and the filing of summary judgment motions, have not yet occurred.

The Company also notes that the plaintiffs in the action – the class members certified under Federal Rule of Civil Procedure 23(b)(3) – have alleged certain categories of damages under each of the statutes underlying their claims.  These damages include (i) statutory damages, which are capped under the Fair Debt Collection Practices Act at $500,000 for the class, and (ii) actual damages.  While not fully described in the complaint, it appears that plaintiffs’ claim for actual damages includes not only incidental costs incurred in connection with the default judgments (including, for example, subway fares to the courthouse and bank fees), costs relating to emotional distress and costs related to reputational damage allegedly arising as a result of the long-term effects of the default judgments, but also the full amount of the debt that class members paid (whether owed or not) following entry of the default judgments.  The amount of debt collected to date totals approximately $90,000,000.  If the plaintiffs are successful in proving their claims and in proving actual damages, plaintiffs’ damages may be subject to prejudgment interest and trebling under the Racketeer Influenced and Corrupt Organizations Act.

The Company and its subsidiaries are parties to other legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to the Company’s consolidated financial position.  The Company does not believe that any of these actions will have a significant adverse effect on its consolidated financial position or liquidity, but any amounts paid could be significant to results of operations for the period.

24.      Earnings (Loss) Per Common Share:

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted-average number of common shares outstanding.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three year periods ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

Numerator for earnings (loss) per share:
Net income attributable to Leucadia National
Corporation common shareholders for basic
earnings per share	$854,466	$25,231	$1,939,312
Interest on 3¾% Convertible Notes	2,626	-	3,707
Net income attributable to Leucadia National
Corporation common shareholders for diluted
earnings per share	$857,092	$25,231	$1,943,019

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted-average shares	244,583	244,425	243,379
Stock options	–	73	42
Warrants	–	75	–
3¾% Convertible Notes	4,331	-	4,251
Denominator for diluted earnings (loss) per share	248,914	244,573	247,672

Options to purchase 2,280,711, 1,639,375 and 1,865,625 weighted-average shares of common stock were outstanding during the years ended December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 for the years ended December 31, 2012 and 2011 related to outstanding warrants to purchase common shares at $33.84 per share, as the effect was antidilutive.  Warrants to purchase 4,000,000 weighted-average common shares at $28.515 per share were outstanding during the year ended December 31, 2010, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

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

25.      Fair Value of Financial Instruments:

Aggregate information concerning assets and liabilities at December 31, 2012 and 2011 that are measured at fair value on a recurring basis is presented below (in thousands):

	December 31, 2012
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$1,657,022	$1,657,022	$–
All other corporates	8,707	8,707	–
Other	884	–	884
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	6,490	–	6,490
U.S. Government-Sponsored Enterprises	594,928	–	594,928
All other corporates	154,138	117,558	36,580
Equity securities:
Common stocks:
Banks, trusts and insurance companies	65,609	65,609	–
Industrial, miscellaneous and all other	869,214	869,214	–
Investments in associated companies	1,077,172	1,077,172	–
Total	$4,434,164	$3,795,282	$638,882

Commodity contracts - other current assets	$3,505	$375	$3,130

Other current liabilities:
Commodity contracts	$(3,114)	$(3,114)	$–
Other	(2,844)	(2,844)	–
Total	$(5,958)	$(5,958)	$–

	December 31, 2011
		Fair Value Measurements Using
	Total Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Investments classified as current assets:
Investments available for sale:
Bonds and notes:
U.S. Government and agencies	$139,952	$139,952	$–
All other corporates	5,719	5,719	–
Other	306	–	306
Non-current investments:
Investments available for sale:
Bonds and notes:
U.S. Government-Sponsored Enterprises	622,191	–	622,191
All other corporates	66,542	26,703	39,839
Equity securities:
Common stocks:
Banks, trusts and insurance companies	50,971	50,971	–
Industrial, miscellaneous and all other	1,313,688	1,313,688	–
Other	501	–	501
Investments in associated companies	1,198,029	1,198,029	–
Total	$3,397,899	$2,735,062	$662,837

Commodity contracts - other current assets	$3,816	$88	$3,728

Other current liabilities:
Commodity contracts	$(2,802)	$–	$(2,802)
Other	(955)	(955)	–
Total	$(3,757)	$(955)	$(2,802)

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

Other than the redeemable noncontrolling interest, the Company did not have significant fair value measurements using unobservable inputs (Level 3) for assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011.  As more fully discussed in Note 14, the minority owners of National Beef have the right to require the Company to purchase their interests for fair value under certain specified circumstances in the future.  At December 31, 2011, the fair value of the redeemable noncontrolling interests was determined based on the amount paid by the Company for its interest, which was acquired on December 30, 2011.

At acquisition, the Company prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At December 31, 2012, the Company calculated the fair value of the redeemable noncontrolling interest by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (11.86%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the discount and the terminal growth rates assumed by the Company and fair values under different rate assumptions as of December 31, 2012 (dollars in millions):

	Discount Rates
	11.61%	11.86%	12.11%
Terminal Growth Rates
1.75%	$246.3	$238.5	$231.2
2.00%	$249.6	$241.6	$234.1
2.25%	$253.1	$244.9	$237.1

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

At December 31, 2012 and 2011, the Company did not have significant assets and liabilities that were measured at fair value on a nonrecurring basis.

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

(c)
Notes receivable: The fair values of notes receivable are primarily measured using Level 2 and 3 inputs, principally based on discounted future cash flows using market interest rates for similar instruments.

(d)
Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.  In the table below, the estimated fair values for current indebtedness measured using Level 1 inputs was $452,518,000 and $29,262,000 at December 31, 2012 and 2011, respectively.  The estimated fair values for non-current indebtedness measured using Level 1 inputs was $997,153,000  and $1,943,696,000 at December 31, 2012 and 2011, respectively.  The remaining debt, consisting primarily of securities sold under agreements to repurchase, was measured using Level 2 inputs.

(e)	Redeemable noncontrolling interests: Redeemable noncontrolling interests were valued as described above.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Investments:
Current	$1,672,602	$1,672,602	$150,135	$150,135
Non-current	1,747,972	1,747,972	2,226,875	2,226,875
Cash and cash equivalents	145,960	145,960	168,490	168,490
Notes receivable:
Current	2,697	2,730	1,675	1,675
Non-current	43,844	44,040	3,531	3,531
Commodity contracts	3,505	3,505	3,816	3,816

Financial Liabilities:
Indebtedness:
Current	832,274	844,128	446,743	446,743
Non-current	918,126	997,153	1,874,389	1,943,697
Securities sold not owned	2,844	2,844	955	955
Commodity contracts	3,114	3,114	2,802	2,802

Redeemable noncontrolling interests	241,649	241,649	235,909	235,909

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

Associated companies include equity interests in other entities that the Company accounts for under the equity method of accounting.  Investments in associated companies that are accounted for under the equity method of accounting include HomeFed, Linkem, JHYH, Berkadia, and Garcadia.  Associated companies also include the Company’s investment in Jefferies and its former investment in Mueller, which are accounted for at fair value rather than under the equity method of accounting.

Corporate assets primarily consist of the deferred tax asset, investments and cash and cash equivalents and corporate revenues primarily consist of investment and other income and securities gains and losses.  Corporate assets include the Company’s investment in the Inmet common shares and, as of December 31, 2011 and 2010, the Company’s investment in Fortescue.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has a manufacturing and sales facility located in Belgium and National Beef has sales offices in and exports its products to various countries; these are the only foreign operations with non-U.S. revenue or assets that the Company consolidates.  Unconsolidated non-U.S. based investments include the investments in Inmet and Linkem.

Certain information concerning the Company’s segments is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired, which was December 30, 2011 for National Beef. However, since operating activities for National Beef subsequent to the acquisition during 2011 were not significant they have not been included in the Company’s 2011 consolidated statement of operations. Associated Companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes and identifiable assets employed.

	2012	2011	2010
	(In thousands)
Revenues and other income (a):
Beef processing	$7,480,934	$–	$–
Manufacturing:
Idaho Timber	163,513	159,026	172,908
Conwed Plastics	89,357	85,961	87,073
Gaming Entertainment	119,339	117,238	114,809
Domestic Real Estate	10,925	96,501	17,075
Medical Product Development	377	378	123
Other Operations (b)	69,620	69,038	67,119
Corporate (c)	1,259,624	906,480	744,337
Total consolidated revenues and other income	$9,193,689	$1,434,622	$1,203,444

Income (loss) from continuing operations before income taxes:
Beef Processing	$59,048	$–	$–
Manufacturing:
Idaho Timber	6,397	(3,787)	547
Conwed Plastics	11,453	5,916	8,803
Gaming Entertainment	13,209	12,616	(2,159)
Domestic Real Estate	(11,895)	80,919	(54,935)
Medical Product Development	(44,963)	(42,696)	(25,443)
Other Operations (b)	(44,814)	(24,374)	(17,487)
Income (loss) related to Associated Companies	420,008	(612,362)	375,021
Corporate (c)	978,085	648,861	473,614
Total consolidated income from continuing
operations before income taxes	$1,386,528	$65,093	$757,961

Depreciation and amortization expenses:
Beef Processing	$83,063	$–	$–
Manufacturing (d):
Idaho Timber	5,339	5,299	6,131
Conwed Plastics	6,638	6,509	9,068
Gaming Entertainment	12,882	16,785	16,657
Domestic Real Estate	3,582	3,461	6,163
Medical Product Development	853	845	870
Other Operations (d)	10,227	9,922	7,183
Corporate	19,727	23,296	20,979
Total consolidated depreciation and amortization expenses	$142,311	$66,117	$67,051

Identifiable assets employed:
Beef Processing	$1,797,152	$1,786,855	$–
Manufacturing:
Idaho Timber	76,084	71,859	84,436
Conwed Plastics	83,816	56,539	60,822
Gaming Entertainment	236,691	243,888	253,221
Domestic Real Estate	244,635	254,885	255,027
Medical Product Development	34,388	27,893	16,950
Other Operations	209,622	226,051	165,644
Investments in Associated Companies	1,884,646	1,991,795	2,274,163
Corporate	4,782,084	4,388,961	6,004,942
Assets of discontinued operations	–	214,463	235,093
Total consolidated assets	$9,349,118	$9,263,189	$9,350,298

(a)
Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) in the Company’s consolidated statements of operations.

(b)
Other operations includes pre-tax losses of $32,832,000, $28,598,000 and $16,076,000 for the years ended December 31, 2012, 2011 and 2010, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues or identifiable assets associated with these activities in any period; however, other income includes $5,366,000 and $11,143,000 in 2011 and 2010, respectively, with respect to government grants to reimburse the Company for certain of its prior expenditures, which were fully expensed as incurred. Such amounts were not significant in 2012.

(c)
Net securities gains for Corporate aggregated $590,581,000, $641,480,000 and $179,494,000 during 2012, 2011 and 2010, respectively.  Corporate net securities gains are net of impairment charges of $2,461,000, $3,586,000 and $2,474,000 during 2012, 2011 and 2010, respectively.  In 2012, 2011 and 2010, security gains included gains of $543,713,000, $628,197,000 and $94,918,000 from the sale of the Company’s common shares of Fortescue.  In 2010, security gains also include a gain of $66,200,000 from the sale of the Company’s investment in LPH.  Corporate investment and other income includes a gain on the redemption of the FMG Note of $526,184,000 in 2012 and a gain on the sale of Las Cruces of $383,369,000 in 2010.

(d)	Includes amounts classified as cost of sales.

(e)
For the year ended December 31, 2012, interest expense was comprised of beef processing ($12,431,000) and corporate ($80,150,000). For the years ended December 31, 2011 and 2010, interest expense was primarily comprised of corporate; interest expense for other segments was not significant.

27.      Selected Quarterly Financial Data (Unaudited):

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter
	(In thousands, except per share amounts)

2012
Revenues and other income	$2,385,261		$2,109,793	$2,187,495	$2,511,140
Income (loss) from continuing operations	$485,506		$(186,656)	$116,945	$450,510
Income (loss) from discontinued operations, net of taxes	$1,729		$(1,112)	$2,015	$(169)
Gain (loss) on disposal of discontinued operations, net of taxes	$-		$-	$(4,626)	$499
Net (income) loss attributable to the noncontrolling interest	$(202)		$297	$972	$993
Net (income) loss attributable to the redeemable noncontrolling
interests	$3,844		$(9,780)	$(8,632)	$2,333
Net income (loss)	$490,877		$(197,251)	$106,674	$454,166

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$2.00		$(.80)	$.45	$1.86
Income (loss) from discontinued operations	.01		(.01)	.01	-
Gain (loss) on disposal of discontinued operations	-		-	(.02)	-
Net income (loss)	$2.01	$	( .81)	$.44	$1.86
Number of shares used in calculation	244,583		244,583	244,583	244,583

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$1.97		$(.80)	$.44	$1.83
Income (loss) from discontinued operations	-		(.01)	.01	-
Gain (loss) on disposal of discontinued operations	-		-	(.02)	-
Net income (loss)	$1.97	$	( .81)	$.43	$1.83
Number of shares used in calculation	248,945		244,583	248,910	248,922

2011
Revenues and other income	$251,950		$721,322	$199,751	$261,599
Income (loss) from continuing operations	$9,916		$182,513	$(293,815)	$114,484
Income (loss) from discontinued operations, net of taxes	$791		$3,100	$1,690	$(8)
Gain on disposal of discontinued operations, net of taxes	$79		$845	$773	$4,588
Net (income) loss attributable to the noncontrolling interest	$(279)		$(149)	$330	$373
Net income (loss)	$10,507		$186,309	$(291,022)	$119,437

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.04		$.75	$(1.20)	$.47
Income (loss) from discontinued operations	-		.01	.01	-
Gain on disposal of discontinued operations	-		-	-	.02
Net income (loss)	$.04		$.76	$(1.19)	$.49
Number of shares used in calculation	244,082		244,521	244,580	244,583

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.04		$.74	$(1.20)	$.46
Income (loss) from discontinued operations	-		.01	.01	-
Gain on disposal of discontinued operations	-		-	-	.02
Net income (loss)	$.04		$.75	$(1.19)	$.48
Number of shares used in calculation	244,620		249,026	244,580	248,874

Revenues and other income for the fourth quarter of 2012 include a gain on the redemption of the FMG Note of $526,184,000.
In 2012 and 2011, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule II – Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

		Additions			Deductions
		Charged
	Balance at	to Costs						Balance
	Beginning	and			Write			at End
Description	of Period	Expenses	Recoveries	Other	Offs	Other		of Period

2012
Allowance for
doubtful accounts	$3,857	$10,707	$2	$-	$9,298	$597		$4,671

Deferred tax asset
valuation allowance	$109,181	$-	$-	$-	$-	$-		$109,181

2011
Allowance for
doubtful accounts	$4,693	$658	$-	$-	$1,494	$-		$3,857

Deferred tax asset
valuation allowance	$109,181	$-	$-	$-	$-	$-		$109,181

2010
Allowance for
doubtful accounts	$3,971	$1,094	$2	$-	$374	$-		$4,693

Deferred tax asset
valuation allowance	$1,835,161	$-	$-	$-	$-	$1,725,980	(a)	$109,181

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

We have audited the accompanying consolidated balance sheet of AmeriCredit Corp. and subsidiaries (the "Company") as of June 30, 2010, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriCredit Corp. and subsidiaries at June 30, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Dallas, Texas
August 27, 2010

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICREDIT CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

June 30,
2010

Assets
Cash and cash equivalents	$282,273
Finance receivables, net	8,160,208
Restricted cash – securitization notes payable	930,155
Restricted cash – credit facilities	142,725
Property and equipment, net	37,734
Leased vehicles, net	94,677
Deferred income taxes	81,836
Other assets	151,425

Total assets	$9,881,033

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$598,946
Securitization notes payable	6,108,976
Senior notes	70,620
Convertible senior notes	414,068
Accrued taxes and expenses	210,013
Interest rate swap agreements	70,421
Other liabilities	7,565

Total liabilities	7,480,609

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $.01 par value per share,
20,000,000 shares authorized; none issued
Common stock, $.01 par value per share,
350,000,000 shares authorized;
136,856,360 and 134,977,812 shares issued	1,369
Additional paid-in capital	327,095
Accumulated other comprehensive income (loss)	11,870
Retained earnings	2,099,005

2,439,339

Treasury stock, at cost (1,916,510 and
1,806,446 shares)	(38,915)

Total shareholders’ equity	2,400,424

Total liabilities and shareholders’ equity	$9,881,033

The accompanying notes are an integral part of these consolidated financial statements.

ACF -2

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(dollars in thousands, except per share data)

Year Ended June 30,
2010

Revenue
Finance charge income	$1,431,319
Other income	91,215
Gain on retirement of debt	283

1,522,817

Costs and expenses
Operating expenses	288,791
Leased vehicles expenses	34,639
Provision for loan losses	388,058
Interest expense	457,222
Restructuring charges, net	668

1,169,378

Income (loss) before income taxes	353,439

Income tax provision	132,893

Net income (loss)	220,546

Other comprehensive income (loss)
Unrealized gains (losses) on cash flow hedges	43,306
Foreign currency translation adjustment	8,230
Unrealized losses on credit enhancement assets
Income tax (provision) benefit	(18,567)

Other comprehensive income (loss)	32,969

Comprehensive income (loss)	$253,515

Earnings (loss) per share
Basic	$1.65

Diluted	$1.60

Weighted average shares
Basic	133,845,238

Diluted	138,179,945

The accompanying notes are an integral part of these consolidated financial statements.

ACF -3

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount

Balance at July 1, 2009	134,977,812	1,350	284,961	(21,099)	1,878,459	1,806,446	(36,363)

Common stock issued on
exercise of options	837,411	8	11,597

Income tax benefit from
exercise of options and
amortization of convertible
note hedges			9,434

Common stock issued for
employee benefit plans	1,041,137	11	4,020			110,064	(2,552)

Stock based compensation expense			15,115

Amortization of warrant costs			1,968

Other comprehensive income, net
of income tax provision of
$18,567				32,969

Net income					220,546

Balance at June 30, 2010	136,856,360	$1,369	$327,095	$11,870	$2,099,005	1,916,510	$(38,915)

The accompanying notes are an integral part of these consolidated financial statements.

ACF -4

AMERICREDIT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

Year Ended June 30,
2010

Cash flows from operating activities
Net income (loss)	$220,546
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	79,044
Provision for loan losses	388,058
Deferred income taxes	(24,567)
Stock based compensation expense	15,115
Amortization of warrant costs	1,968
Non-cash interest charges on convertible debt	21,554
Accretion and amortization of loan fees	4,791
Gain on retirement of debt	(283)
Other	(15,954)
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable	197,402
Other assets	5,256
Accrued taxes and expenses	35,779
Net cash provided by operating activities	928,709
Cash flows from investing activities
Purchases of receivables	(2,090,602)
Principal collections and recoveries on receivables	3,606,680
Purchases of property and equipment	(1,581)
Change in restricted cash – securitization notes payable	(78,549)
Change in restricted cash – credit facilities	52,354
Change in other assets	43,875
Proceeds from money market fund	10,047
Net cash provided by investing activities	1,542,224
Cash flows from financing activities
Net change in credit facilities	(1,031,187)
Issuance of securitization notes payable	2,352,493
Payments on securitization notes payable	(3,674,062)
Debt issuance costs	(24,754)
Net proceeds from issuance of common stock	15,635
Retirement of debt	(20,425)
Other net changes	645
Net cash used by financing activities	(2,381,655)
Net increase (decrease) in cash and cash equivalents	89,278
Effect of Canadian exchange rate changes on cash and cash equivalents	(292)
Cash and cash equivalents at beginning of year	193,287
Cash and cash equivalents at end of year	$282,273

The accompanying notes are an integral part of these consolidated financial statements.

ACF -5

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

The consolidated financial statements reflect what existed at the time these financials were issued. Subsequent events have occurred that caused various amounts included within these consolidated financial statements to be reclassified, adjusted, or recast. However, subsequent periods are not required to be presented within these financials under Regulation S-X, Rule 3-09. We do not believe that these subsequent adjustments are material to the consolidated financial statements presented here in as a whole. Our most recent consolidated financial statements are on file with the Securities and Exchange Commission.

ACF -6

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

Charge-off Policy

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $12.4 million at June 30, 2010, are included in other assets on the consolidated balance sheets pending sale.

ACF -7

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

ACF -8

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

ACF -9

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

ACF -10

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

We account for uncertainty in income taxes in the financial statements. See Note 13 - “Income Taxes” for a discussion of the accounting for uncertain tax positions.

ACF -11

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

Stock Based Compensation

Share-based payment transactions are measured at fair value and recognized in the financial statements. For fiscal 2010, we have recorded total stock based compensation expense of $15.1 million ($9.4 million net of tax).

The excess tax benefit of the stock based compensation expense related to the exercise of stock options of $1.1 million for fiscal 2010 has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Year Ended June 30,	2010

Expected dividends	0
Expected volatility	65.7%
Risk-free interest rate	1.2%
Expected life	1.4 years

We have not paid out dividends historically, thus the dividend yields are estimated at zero percent.

ACF -12

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

ACF -13

2.  Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2010

Finance receivables unsecuritized, net of fees	$1,533,673

Finance receivables securitized, net of fees	7,199,845

Less allowance for loan losses	(573,310)
$8,160,208

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $651.3 million pledged under our credit facilities as of June 30, 2010.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $491.2 of delinquent finance receivables as of June 30, 2010.

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

A summary of the allowance for loan losses is as follows (in thousands):

Year ended June 30,	2010

Balance at beginning of year	$890,640
Repurchase of receivables
Provision for loan losses	388,058
Net charge-offs	(705,388)
Balance at end of year	$573,310

ACF -14

3.  Securitizations

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Year ended June 30,	2010

Receivables securitized	$2,843,308
Net proceeds from securitization	2,352,493
Servicing fees:
Sold
Secured financing (a)	196,304
Distributions from Trusts:
Secured financing	424,161

(a)	Cash flows received for servicing securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations and comprehensive operations.

We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.

As of June 30, 2010, we were servicing $7.2 billion of finance receivables that have been transferred to securitization Trusts.

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

ACF -15

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

5.  Credit Facilities

Amounts outstanding under our credit facilities are as follows (in thousands):

June 30,	2010

Medium term note facility	$598,946
Master/Syndicated warehouse facility
Prime/Near prime facility
Lease warehouse facility

$598,946

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

ACF -16

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

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $8.3 million as of June 30, 2010, are included in other assets on the consolidated balance sheets.

ACF -17

6.  Securitization Notes Payable

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $19.7 million as of June 30, 2010, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2010	Note Balance at June 30, 2010

2004-D-F	July 2011	$750,000	3.1%
2005-A-X	October 2011	900,000	3.7%
2005-1	May 2011	750,000	4.5%
2005-B-M	May 2012	1,350,000	4.1%
2005-C-F	June 2012	1,100,000	4.5%	$77,101	$69,967
2005-D-A	November 2012	1,400,000	4.9%	130,552	118,645
2006-1	May 2013	945,000	5.3%	107,872	83,724
2006-R-M	January 2014	1,200,000	5.4%	282,564	253,467
2006-A-F	September 2013	1,350,000	5.6%	231,544	209,606
2006-B-G	September 2013	1,200,000	5.2%	250,414	227,503
2007-A-X	October 2013	1,200,000	5.2%	302,553	276,588
2007-B-F	December 2013	1,500,000	5.2%	449,540	410,193
2007-1	March 2016	1,000,000	5.4%	260,396	263,468
2007-C-M	April 2014	1,500,000	5.5%	526,484	481,155
2007-D-F	June 2014	1,000,000	5.5%	381,097	347,913
2007-2-M	March 2016	1,000,000	5.3%	363,564	347,739
2008-A-F	October 2014	750,000	6.0%	431,228	343,753
2008-1	January 2015	500,000	8.7%	356,580	221,952
2008-2	April 2015	500,000	10.5%	378,821	230,803
2009-1	January 2016	725,000	7.5%	675,981	450,998
2009-1 (APART)	July 2017	227,493	2.7%	228,458	163,350
2010-1	July 2017	600,000	3.7%	600,341	511,583
2010-A	July 2017	200,000	3.1%	224,084	187,162
2010-2	June 2016	600,000	3.8%	609,800	583,210
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	10,635	11,271
BV2005-LJ-2 (a) (c)	February 2014	185,596	4.6%	12,215	11,467
BV2005-3 (a)	June 2014	220,107	5.1%	21,211	22,359
LB2004-C (a)	July 2011	350,000	3.5%
LB2005-A (a)	April 2012	350,000	4.1%	14,852	15,708
LB2005-B (a)	June 2012	350,000	4.4%	24,567	22,293
LB2006-A (a)	May 2013	450,000	5.4%	54,482	49,638
LB2006-B (a)	September 2013	500,000	5.2%	80,735	83,194
LB2007-A	January 2014	486,000	5.0%	112,174	110,267

		$25,371,296		$7,199,845	$6,108,976

(a)	Transactions relate to securitization Trusts acquired by us.
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

ACF -18

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

During fiscal 2010, we exceeded certain portfolio performance ratios in several AMCAR and LBAC securitizations. Excess cash flows from these Trusts have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

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

ACF -19

7.  Senior Notes and Convertible Senior Notes

Senior notes and convertible senior notes consist of the following (in thousands):
June 30,
2010

8.5% Senior Notes (due July 2015)	$70,620

0.75% Convertible Senior Notes
(due in September 2011)	247,000
Debt discount	(17,645)
2.125% Convertible Senior Notes
(due in September 2013)	215,017
Debt discount	(30,304)
$414,068

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

Interest expense related to the convertible senior notes consists of the following (in thousands):

Year Ended June 30,	2010

Discount amortization	$21,554
Contractual interest	6,421
convertible senior notes	$27,975

Debt issuance costs related to the senior notes and the convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $0.9 million related to the senior notes and $2.8 million related to the convertible senior notes are included in other assets on the consolidated balance sheets as of June 30, 2010. Debt issuance costs of approximately $3.5 million directly related to the issuance of the convertible senior notes have been allocated to the equity component in proportion to the allocation of proceeds.

ACF -20

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

Convertible Senior Notes

Interest on the convertible senior notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued. At June 30, 2010, the if-converted value did not exceed the principal amount of the convertible senior notes.

ACF -21

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

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	June 30, 2010
	Notional	Fair Value

Assets

Interest rate swaps (a)	$1,682,182	$26,194
Interest rate caps (a)	774,456	3,188
Total assets	$2,456,638	$29,382

Liabilities

Interest rate swaps	$1,682,182	$70,421
Interest rate caps (b)	708,287	3,320
Foreign currency contracts (b)(c)	58,470	1,206
Total liabilities	$2,448,939	$74,947

(a)	Included in other assets on the consolidated balance sheets.
(b)	Included in other liabilities on the consolidated balance sheets.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the quarter end rate.

ACF -22

Interest rate swap agreements designated as hedges had unrealized losses of approximately $53.8 million included in accumulated other comprehensive income (loss) as of June 30, 2010. The ineffectiveness related to the interest rate swap agreements was $0.4 million for fiscal 2010. We estimate approximately $43.7 million of unrealized losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains of $12.6 million included in interest expense on the consolidated statements of operations for fiscal 2010.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions.  As of June 30, 2010, these restricted cash accounts totaled $26.7 million, and are included in other assets on the consolidated balance sheets.

The following tables present information on the effect of derivative instruments on the consolidated statements of operations and comprehensive operations for fiscal 2010 (in thousands):

Income (Losses) Recognized in Income
2010
Non-Designated hedges:

Interest rate contracts (a)	$13,248

Foreign currency contracts (b)	(1,206)

Total	$12,042

Designated hedges:

Interest rate contracts (a)	$394
Total	$394

(Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
2010
Designated hedges:

Interest rate contracts (a)	$(36,761)

Total	$(36,761)

ACF -23

(Losses) Reclassified From Accumulated Other Comprehensive
Income (Loss) into Income (c)
2010

Designated hedges:

Interest rate contracts (a)	$ (80,067)

Total	$ (80,067)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	Income (losses) recognized in income are included in operating expenses.
(c)	Losses reclassified from AOCI into income for effective and ineffective portions are included in interest expense.

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

ACF -24

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

ACF -25

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2010 (in thousands):

	Assets		Liabilities
	Interest Rate Swap	Investment in Money	Interest Rate Swap
	Agreements	Market Fund	Agreements

Balance at July 1, 2009	24,267	8,027	(131,885)
Total realized and unrealized gains (losses)
Included in earnings	12,595	2,020	394
Included in other comprehensive income			(36,761)
Settlements	(10,668)	(10,047)	97,831
Balance at June 30, 2010	$26,194		$(70,421)

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

ACF -26

10.  Commitments and Contingencies

Leases

Our credit centers are generally leased for terms of up to five years with certain rights to extend for additional periods. We also lease space for our administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $12.9 million for fiscal 2010.

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

ACF -27

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. As of June 30, 2010, the par value of the senior notes and convertible senior notes was $532.6 million. See Note 21 - “Guarantor Consolidating Financial Statements”.

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

ACF -28

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

ACF -29

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

Stock Options

Compensation expense recognized for stock options was $1.3 million for fiscal 2010 .  As of June 30, 2010, unamortized compensation expense related to stock options was $1.2 million.

ACF -30

Employee Plans

A summary of stock option activity under our employee plans is as follows (shares in thousands):

Year Ended June 30,	2010
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at
beginning of year	2,106	$18.02
Granted	42	20.96
Exercised	(757)	13.44
Canceled/forfeited	(67)	17.56

Outstanding at end of year	1,324	$20.75

Options exercisable at
end of year	1,033	$23.81

Weighted average fair
value of options granted
during year		$10.79

Cash received from exercise of options for fiscal 2010 was $10.2 million. The total intrinsic value of options exercised during fiscal 2010, was $5.9 million.

A summary of options outstanding under our employee plans as of June 30, 2010, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average Years	Weighted		Weighted
		of Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$6.80 to 10.00	421	2.66	$7.94	172	$7.80
$10.01 to 15.00	80	3.35	13.55	80	13.55
$15.01 to 19.00	128	1.35	16.10	128	16.10
$19.01 to 21.00	158	4.01	20.08	116	19.77
$21.01 to 30.00	309	2.42	25.58	309	25.58
$30.01 to 50.00	216	0.80	42.91	216	42.91
$50.01 to 55.00	12	0.98	54.14	12	54.14
	1,324			1,033

ACF -31

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans is as follows (shares in thousands):

Year Ended June 30,	2010
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	80	$17.81
Exercised	(80)	17.81

Outstanding and exercisable
at end of year	-	$

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

Compensation expense recognized for restricted stock grants was $10.1 million for fiscal 2010. As of June 30, 2010, unamortized compensation expense related to the restricted stock awards was $14.4 million. A summary of the status of non-vested restricted stock for fiscal 2010, is presented below (shares in thousands):

ACF -32

Year Ended June 30,	2010

Nonvested at beginning of year	2,253
Granted	415
Vested	(555)
Forfeited	(303)
Nonvested at end of year	1,810

13.  Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees.  We recognized $1.4 million in compensation expense for fiscal 2010, for contributions of cash in fiscal 2010 to the plan.

We also have an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 8,000,000 shares have been reserved for issuance under the plan. As of June 30, 2010, 2,157,104 shares remain available for issuance under the plan. Shares issued under the plan were 706,204 for fiscal 2010, respectively. We recognized $3.7 million in compensation expense for fiscal 2010, related to this plan. As of June 30, 2010, unamortized compensation expense related to the employee stock purchase plan was $1.1 million.

14.  Income Taxes

The income tax provision consists of the following (in thousands):

Year Ended June 30,	2010

Current	$157,460
Deferred	(24,567)
$132,893

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Year Ended June 30,	2010

U.S. statutory tax rate	35.0%
State and other income taxes	0.9
Deferred tax rate change	0.7
FIN 48 uncertain tax positions	1.1
Valuation allowance	0.3
Other	(0.4)
37.6%

ACF -33

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2010

Deferred tax liabilities:
Market value difference of loan portfolio	$(14,644)
Capitalized direct loan origination costs	(6,695)
Fixed assets	(17,386)
Deferred gain on debt repurchase	(8,998)
Basis difference on convertible debt	(17,169)
Other	(38,208)
(103,100)
Deferred tax assets:
Net operating loss carryforward - Canada	1,348

Net operating loss carryforward - state	3,280

Unrealized swap valuation on other
comprehensive income	19,842
Impairment of goodwill and other intangible
amortization	60,191
Unrecognized income tax benefits from
uncertain tax positions	27,929
Other	74,104
186,694
Valuation allowance	(1,759)
Net deferred tax asset	$81,836

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

ACF -34

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Year Ended June 30,	2010

Gross unrecognized tax benefits at beginning of year	$34,971
Increase in tax positions for prior years	3,186
Decrease in tax positions for prior years	(4,901)
Increase in tax positions for current year	12,907
Lapse of statute of limitations	(218)
Settlements	(3,443)
Gross unrecognized tax benefits at end of year	$42,502

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

ACF -35

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The changes regarding accrued interest and accrued penalties associated with uncertain tax positions for fiscal 2010 are as follows (in thousands):

	Accrued Interest	Accrued Penalties

July 1, 2009	10,312	7,887
Changes	1,785	587
June 30, 2010	$12,097	$8,474

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

15.  Restructuring Charges

We recognized restructuring charges of $0.7 million for the fiscal 2010, related to the implementation of revised operating plans.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for fiscal 2010, is as follows (in thousands):

	Personnel-	Contract
	Related	Termination
	Costs	Costs	Total

Balance at July 1, 2009	863	4,771	5,634

Additions	802		802
Cash settlements	(1,564)	(4,076)	(5,640)
Non-cash settlements		(145)	(145)
Adjustments	(101)	(33)	(134)

Balance at June 30, 2010		$517	$517

ACF -36

16.  Earnings per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Year Ended June 30,	2010

Net income (loss)	$220,546

Basic weighted average shares	133,845,238

Incremental shares resulting from
assumed conversions:
Stock based compensation and warrants	4,334,707

Diluted weighted average shares	138,179,945

Earnings (loss) per share:
Basic	$1.65

Diluted	$1.60

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

ACF -37

17.  Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Year Ended June 30,	2010

Interest costs (none capitalized)	$446,699
Income taxes	190,825

Cash payments related to income taxes do not include $280.0 million in income tax refunds received during fiscal 2010.

18.  Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss) is as follows (in thousands):

Year Ended June 30,	2010

Unrealized (losses) gains on cash flow hedges:
Balance at beginning of year	$(62,509)
Change in fair value associated with current
period hedging activities, net of taxes of
$(13,333)	(23,428)
Reclassification into earnings, net of taxes of
$28,948	51,119
Balance at end of year	(34,818)

Foreign currency translation
adjustment:
Balance at beginning of year	41,410
Translation gain net of taxes of $2,952	5,278
Balance at end of year	46,688

Total accumulated other comprehensive income
(loss)	$11,870

ACF -38

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

June 30,		2010
		Carrying	Estimated
		Value	Fair Value

Financial assets:
Cash and cash equivalents	(a)	$282,273	$282,273
Finance receivables, net	(b)	8,160,208	8,110,223
Restricted cash – securitization
notes payable	(a)	930,155	930,155
Restricted cash – credit facilities	(a)	142,725	142,725
Restricted cash - other	(a)	26,960	26,960
Interest rate swap agreements	(d)	26,194	26,194
Interest rate cap agreements purchased	(d)	3,188	3,188
Investment in money market fund	(d)
Financial liabilities:
Credit facilities	(c)	598,946	598,946
Securitization notes payable	(d)	6,108,976	6,230,902
Senior notes	(d)	70,620	70,620
Convertible senior notes	(d)	414,068	414,007
Interest rate swap agreements	(d)	70,421	70,421
Interest rate cap agreements sold	(d)	3,320	3,320
Foreign currency contracts	(d)	1,206	1,206

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

ACF -39

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

The consolidating financial statements present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2010 and for the year ended June 30, 2010.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

ACF -40

AMERICREDIT CORP.
CONSOLIDATING BALANCE SHEET
June 30, 2010
(in thousands)

	General
	Motors
	Financial
	Company,		Non-
	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$275,139	$7,134		$282,273
Finance receivables, net		823,241	7,336,967		8,160,208
Restricted cash -
securitization notes payable			930,155		930,155
Restricted cash -
credit facilities			142,725		142,725
Property and equipment, net	$5,194	32,540			37,734
Leased vehicles, net		3,194	91,483		94,677
Deferred income taxes	13,118	107,912	(39,194)		81,836
Other assets	3,751	97,010	50,664		151,425
Due from affiliates	741,354		1,857,097	$(2,598,451)
Investment in affiliates	2,256,871	3,753,620	820,266	(6,830,757)

Total assets	$3,020,288	$5,092,656	$11,197,297	$(9,429,208)	$9,881,033

Liabilities:
Credit facilities			$598,946		$598,946
Securitization notes payable			6,108,976		6,108,976
Senior notes	$70,620				70,620
Convertible senior notes	414,068				414,068
Accrued taxes and expenses	135,058	$34,229	40,726		210,013
Interest rate swap agreements			70,421		70,421
Other liabilities	118	7,447			7,565
Due to affiliates		2,598,451		$(2,598,451)

Total liabilities	619,864	2,640,127	6,819,069	(2,598,451)	7,480,609

Shareholders' equity:
Common stock	1,369	110,457		(110,457)	1,369
Additional paid-in capital	327,095	75,887	1,272,491	(1,348,378)	327,095
Accumulated other comprehensive
income (loss)	11,870	45,256	(34,818)	(10,438)	11,870
Retained earnings	2,099,005	2,220,929	3,140,555	(5,361,484)	2,099,005

	2,439,339	2,452,529	4,378,228	(6,830,757)	2,439,339
Treasury stock	(38,915)				(38,915)

Total shareholders' equity	2,400,424	2,452,529	4,378,228	(6,830,757)	2,400,424

Total liabilities and
shareholders' equity	$3,020,288	$5,092,656	$11,197,297	$(9,429,208)	$9,881,033

ACF -41

 AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended June 30, 2010
(in thousands)

	General
	Motors
	Financial
	Company,		Non-
	Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$107,750	$1,323,569		$1,431,319
Other income	$29,634	444,840	822,260	$(1,205,519)	91,215
Gain on retirement of debt	283				283
Equity in income of affiliates	243,078	368,597		(611,675)

	272,995	921,187	2,145,829	(1,817,194)	1,522,817

Costs and expenses
Operating expenses	17,771	58,849	212,171		288,791
Leased vehicles expenses		1,684	32,955		34,639
Provision for loan losses		174,646	213,412		388,058
Interest expense	45,950	507,082	1,109,709	(1,205,519)	457,222
Restructuring charges		668			668

	63,721	742,929	1,568,247	(1,205,519)	1,169,378

Income before income taxes	209,274	178,258	577,582	(611,675)	353,439

Income tax (benefit) provision	(11,272)	(64,820)	208,985		132,893

Net income	$220,546	$243,078	$368,597	$(611,675)	$220,546

ACF -42

 AMERICREDIT CORP.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2010
(in thousands)

	General
	Motors
	Financial
	Company,		Non-
	Inc.	Guarantors	Guarantors	Eliminations		Consolidated

Cash flows from operating activities:
Net income	$220,546	$243,078	$368,597		$(611,675)	$220,546
Adjustments to reconcile net income
to net cash provided
by operating activities:
Depreciation and amortization	1,688	9,167	68,189			79,044
Provision for loan losses		174,646	213,412			388,058
Deferred income taxes	81,395	136,135	(242,097)			(24,567)
Stock based compensation expense	15,115					15,115
Amortization of warrant costs	1,968					1,968
Non-cash interest charges on convertible debt	21,554					21,554
Accretion and amortization of loan fees		51	4,740			4,791
Gain on retirement of debt	(283)					(283)
Other		(3,242)	(12,712)			(15,954)
Equity in income of affiliates	(243,078)	(368,597)			611,675
Changes in assets and liabilities, net of
assets and liabilities acquired:
Income tax receivable	162,036	35,366				197,402
Other assets	7,941	(8,697)	6,012			5,256
Accrued taxes and expenses	70,942	(27,848)	(7,315)			35,779

Net cash provided by
operating activities	339,824	190,059	398,826			928,709

Cash flows from investing activities:
Purchases of receivables		(2,090,602)	(1,606,146)		1,606,146	(2,090,602)
Principal collections and recoveries
on receivables		100,273	3,506,407			3,606,680
Net proceeds from sale of receivables		1,606,146			(1,606,146)
Purchases of property and equipment		(1,581)				(1,581)
Change in restricted cash -
securitization notes payable			(78,549)			(78,549)
Change in restricted cash -
credit facilities			52,354			52,354
Change in other assets		17,841	26,034			43,875
Proceeds from money market fund		10,047				10,047
Net change in investment in affiliates	(9,308)	2,180,625	(216,588)		(1,954,729)

Net cash (used) provided by investing activities	(9,308)	1,822,749	1,683,512		(1,954,729)	1,542,224

Cash flows from financing activities:
Net change in credit facilities			(1,031,187)			(1,031,187)
Issuance of securitization notes payable			2,352,493			2,352,493
Payments on securitization notes payable			(3,674,062)			(3,674,062)
Debt issuance costs	1,810		(26,564)			(24,754)
Net proceeds from issuance of common stock	15,635	(61,900)	(1,905,350)		1,967,250	15,635
Retirement of debt	(20,425)					(20,425)
Other net changes	645					645
Net change in due (to) from affiliates	(336,411)	(1,861,166)	2,202,743		(5,166)

Net cash used by
financing activities	(338,746)	(1,923,066)	(2,081,927)		1,962,084	(2,381,655)

Net (decrease) increase in cash and
cash equivalents	(8,230)	89,742	411		7,355	89,278

Effect of Canadian exchange rate
changes on cash and cash equivalents	8,230	(1,167)			(7,355)	(292)

Cash and cash equivalents at
beginning of year		186,564	6,723			193,287
Cash and cash equivalents at end of year	$	$275,139	$7,134	$		$282,273

ACF -43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of November 30, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years ended November 30, 2012 and 2011, and for the eleven month period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of November 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended November 30, 2012 and 2011, and for the eleven month period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from December 31 to November 30.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
January 28, 2013

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2012	2011
ASSETS
Cash and cash equivalents	$2,692,595	$2,393,797
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	4,082,595	3,344,960
Financial instruments owned, at fair value, including securities pledged of $12,334,745 and $12,452,970 at November 30, 2012 and 2011, respectively:
Corporate equity securities	1,762,775	1,235,079
Corporate debt securities	3,038,146	2,868,304
Government, federal agency and other sovereign obligations	5,153,750	7,471,563
Mortgage- and asset-backed securities	5,468,284	3,923,303
Loans and other receivables	678,311	376,146
Derivatives	298,086	525,893
Investments, at fair value	127,023	105,585
Physical commodities	144,016	172,668

Total financial instruments owned, at fair value	16,670,391	16,678,541
Investments in managed funds	57,763	70,740
Loans to and investments in related parties	586,420	594,538
Securities borrowed	5,094,679	5,169,689
Securities purchased under agreements to resell	3,357,602	2,893,043
Securities received as collateral	—	21,862
Receivables:
Brokers, dealers and clearing organizations	1,424,027	1,235,393
Customers	916,284	1,116,982
Fees, interest and other	196,811	163,092
Premises and equipment	185,991	175,139
Goodwill	365,670	365,574
Other assets	662,713	748,072

Total assets	$36,293,541	$34,971,422

Continued on next page.

Jef - 2

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION −CONTINUED
(In thousands, except share amounts)

	November 30,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$150,000	$52,721
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,539,332	1,330,096
Corporate debt securities	1,389,312	1,614,493
Government, federal agency and other sovereign obligations	3,666,112	3,209,713
Mortgage- and asset-backed securities	241,211	50,517
Loans	207,227	151,117
Derivatives	229,127	249,037
Physical commodities	183,142	—

Total financial instruments sold, not yet purchased, at fair value	7,455,463	6,604,973
Securities loaned	1,934,355	1,706,308
Securities sold under agreements to repurchase	8,181,250	9,620,663
Obligation to return securities received as collateral	—	21,862
Payables:
Brokers, dealers and clearing organizations	2,819,677	2,816,877
Customers	5,568,017	4,763,364
Accrued expenses and other liabilities	1,124,368	803,219
Long-term debt	4,804,607	4,608,926
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	348,051	310,534

Total liabilities	32,510,788	31,434,447

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 204,147,007 shares at November 30, 2012 and 197,197,848 shares at November 30, 2011	20	20
Additional paid-in capital	2,219,959	2,207,410
Retained earnings	1,281,855	1,067,858
Treasury stock, at cost, 835,033 shares at November 30, 2012 and 37,842 shares at November 30, 2011	(12,682)	(486)
Accumulated other comprehensive loss:
Currency translation adjustments	(38,009)	(39,520)
Additional minimum pension liability	(15,128)	(10,970)

Total accumulated other comprehensive loss	(53,137)	(50,490)

Total common stockholders’ equity	3,436,015	3,224,312
Noncontrolling interests	346,738	312,663

Total stockholders’ equity	3,782,753	3,536,975

Total liabilities and stockholders’ equity	$36,293,541	$34,971,422

 Continued on next page.

Jef - 3

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION −CONTINUED
(In thousands)

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

	November 30,
	2012	2011
Assets
Cash and cash equivalents	$388,279	$345,959
Financial instruments owned, at fair value
Corporate equity securities	105,271	61,670
Corporate debt securities	394,043	326,549
Mortgage- and asset-backed securities	15,589	41,004
Loans and other receivables	383,667	281,416
Derivatives	—	569
Investments, at fair value	5,836	1,570

Total financial instruments owned, at fair value	904,406	712,778
Receivables:
Brokers, dealers and clearing organizations	236,594	150,592
Fees, interest and other	10,931	7,396
Other assets	348	385

Total assets	1,540,558	1,217,110

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	—	7,122
Corporate debt securities	325,979	200,223
Loans	199,610	117,958
Derivatives	505	935

Total financial instruments sold, not yet purchased, at fair value	526,094	326,238
Payables:
Brokers, dealers and clearing organizations	201,237	105,165
Accrued expenses and other liabilities	72,956	9,740
Mandatorily redeemable preferred interests of consolidated subsidiaries	348,051	310,534

Total liabilities	$1,148,338	$751,677

See accompanying notes to consolidated financial statements.

Jef - 4

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011
Revenues:
Commissions	$485,569	$534,726	$466,246
Principal transactions	1,035,974	428,035	509,070
Investment banking	1,125,883	1,122,528	890,334
Asset management fees and investment income from managed funds	26,966	44,125	16,785
Interest	1,031,839	1,248,132	852,494
Other	164,974	152,092	62,417

Total revenues	3,871,205	3,529,638	2,797,346
Interest expense	872,421	980,825	605,096

Net revenues	2,998,784	2,548,813	2,192,250
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	42,883	3,622	14,916

Net revenues, less mandatorily redeemable preferred interests	2,955,901	2,545,191	2,177,334

Non-interest expenses:
Compensation and benefits	1,770,798	1,482,604	1,282,644
Non-compensation expenses:
Floor brokerage and clearing fees	120,145	126,313	110,835
Technology and communications	244,511	215,940	160,987
Occupancy and equipment rental	97,397	84,951	68,085
Business development	95,330	93,645	62,015
Professional services	73,427	66,305	49,080
Other	62,498	56,099	47,017

Total non-compensation expenses	693,308	643,253	498,019

Total non-interest expenses	2,464,106	2,125,857	1,780,663

Earnings before income taxes	491,795	419,334	396,671
Income tax expense	168,646	132,966	156,404

Net earnings	323,149	286,368	240,267
Net earnings to noncontrolling interests	40,740	1,750	16,601

Net earnings to common shareholders	$282,409	$284,618	$223,666

Earnings per common share:
Basic	$1.23	$1.28	$1.10
Diluted	$1.22	$1.28	$1.09
Dividends declared per common share	$0.30	$0.30	$0.30
Weighted average common shares:
Basic	215,989	211,056	196,393
Diluted	220,101	215,171	200,511

See accompanying notes to consolidated financial statements.

Jef - 5

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011

Net earnings	$323,149	$286,368	$240,267

Other comprehensive income, net of tax:
Currency translation adjustments	1,511	3,339	(8,490)
Minimum pension liability adjustments, net of tax(1)	(4,158)	(2,551)	(1,162)

Total other comprehensive (loss) income, net of tax(2)	(2,647)	788	(9,652)

Comprehensive income	320,502	287,156	230,615
Net earnings attributable to noncontrolling interests	40,740	1,750	16,601

Comprehensive income to common shareholders	$279,762	$285,406	$214,014

(1)	Includes income tax benefit of $0.2 million, $1.8 million and $0.8 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

(2)	Total other comprehensive (loss) income, net of tax, is attributable to common shareholders. No other comprehensive (loss) income is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

Jef - 6

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$20	$19
Issued	1	2	1
Retired	(1)	(2)	—

Balance, end of period	20	20	20

Additional paid-in capital
Balance, beginning of period	2,207,410	2,218,123	2,036,087
Benefit plan share activity(1)	12,076	31,176	19,230
Share-based expense, net of forfeitures and clawbacks	83,769	134,076	149,799
Proceeds from exercise of stock options	104	95	108
Acquisitions and contingent consideration	—	419	419
Tax benefit for issuance of share-based awards	19,789	32,200	2,965
Equity component of convertible debt, net of tax	(427)	(217)	—
Dividend equivalents on share-based plans	6,531	8,883	9,515
Issuance of treasury stock	—	97,770	—
Retirement of treasury stock	(109,293)	(315,115)	—

Balance, end of period	2,219,959	2,207,410	2,218,123

Retained earnings
Balance, beginning of period	1,067,858	850,654	688,039
Net earnings to common shareholders	282,409	284,618	223,666
Dividends	(68,412)	(67,414)	(61,051)

Balance, end of period	1,281,855	1,067,858	850,654

Treasury stock, at cost
Balance, beginning of period	(486)	(539,530)	(384,379)
Purchases	(113,562)	(152,827)	(140,071)
Returns / forfeitures	(7,928)	(20,368)	(15,080)
Issued	—	397,122	—
Retirement of treasury stock	109,294	315,117	—

Balance, end of period	(12,682)	(486)	(539,530)

Accumulated other comprehensive loss
Balance, beginning of period	(50,490)	(51,278)	(41,626)
Currency adjustment	1,511	3,339	(8,490)
Pension adjustment, net of tax	(4,158)	(2,551)	(1,162)

Balance, end of period	(53,137)	(50,490)	(51,278)

Total common stockholders’ equity	3,436,015	3,224,312	2,477,989

Noncontrolling interests
Balance, beginning of period	312,663	332,976	321,538
Net earnings attributable to noncontrolling interests	40,740	1,750	16,601
Contributions	—	1,713	12,433
Distributions	(13,570)	(22,056)	(15,177)
Consolidation (deconsolidation) of asset management entity	6,905	(1,720)	(5,477)
Adoption of accounting changes to ASC 810	—	—	3,058

Balance, end of period	346,738	312,663	332,976

Total stockholders’ equity	$3,782,753	$3,536,975	$2,810,965

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

Jef - 7

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net earnings	$323,149	$286,368	$240,267

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	72,692	68,522	42,087
Bargain purchase gain	(3,368)	(52,509)	—
Gain on repurchase of long-term debt	(9,898)	(21,107)	—
Gain on sale of mortgage servicing rights	(23,826)	—	—
Fees related to assigned management agreements	(4,094)	(3,724)	(3,590)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	42,883	3,622	14,916
Accruals related to various benefit plans and stock issuances, net of forfeitures	87,918	144,886	153,950
Deferred income taxes	84,643	30,177	4,389
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(738,117)	1,417,107	(546,793)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(101,903)	1,652,426	(1,062,106)
Customers	200,679	385,686	(321,008)
Fees, interest and other	(33,694)	3,856	(57,482)
Decrease in securities borrowed	75,379	3,014,442	52,634
Decrease (increase) in financial instruments owned	52,737	299,558	(6,434,698)
Decrease (increase) in loans to and investments in related parties	7,302	(375,031)	(27,443)
Decrease (increase) in investments in managed funds	12,977	60,855	(9,833)
(Increase) decrease in securities purchased under agreements to resell	(463,829)	372,470	266,132
Increase in other assets	(22,178)	(122,568)	(123,933)
(Decrease) increase in payables:
Brokers, dealers and clearing organizations	(82,031)	880,998	1,001,155
Customers	804,539	(2,324,839)	467,164
Increase (decrease) in securities loaned	227,737	(1,428,852)	(455,750)
Increase (decrease) in financial instruments sold, not yet purchased	801,971	(2,892,462)	3,685,421
(Decrease) increase in securities sold under agreements to repurchase	(1,439,130)	(1,083,191)	2,444,802
Increase (decrease) in accrued expenses and other liabilities	316,367	(599,677)	218,255

Net cash provided by (used in) operating activities	188,905	(282,987)	(451,464)

Cash flows from investing activities:
Net payments on premises and equipment	(63,236)	(77,330)	(38,426)
Consolidation (deconsolidation) of asset management entity	9,711	—	(407)
Cash received (paid) in connection with acquisition during the period, net of cash acquired	2,257	(320,697)	—
Cash received from sales of mortgage servicing rights	30,851	—	—
Cash received from contingent consideration	4,104	3,733	2,930
Cash paid from contingent consideration	(1,172)	(754)	(8,332)

Net cash used in investing activities	(17,485)	(395,048)	(44,235)

Continued on next page.

Jef - 8

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS−CONTINUED
(In thousands)

	Year Ended
	November 30, 2012	November 30, 2011	Eleven Months Ended November 30, 2010

Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$31,413	$34,552	$2,397
Proceeds from short-term borrowings	12,912,063	3,032,010	2,446,000
Payments on short-term borrowings	(12,819,557)	(3,283,231)	(2,446,000)
Proceeds from secured credit facility	1,325,000	260,000	—
Payments on secured credit facility	(1,075,000)	(160,000)	—
Repayment of long-term debt	(253,232)	—	—
Payments on repurchase of long-term debt	(1,435)	(49,692)	—
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(5,366)	(8,973)	(17,078)
Payments on repurchase of common stock	(113,562)	(152,827)	(140,071)
Payments on dividends	(61,881)	(58,531)	(51,536)
Proceeds from exercise of stock options, not including tax benefits	104	95	108
Net proceeds from (payments on):
Issuance of common shares	—	494,892	—
Issuance of senior notes, net of issuance costs	201,010	794,587	1,041,353
Noncontrolling interest	(13,570)	(20,343)	(2,744)

Net cash provided by financing activities	125,987	882,539	832,429

Effect of foreign currency translation on cash and cash equivalents	1,391	295	(899)

Net increase in cash and cash equivalents	298,798	204,799	335,831
Cash and cash equivalents at beginning of period	2,393,797	2,188,998	1,853,167

Cash and cash equivalents at end of period	$2,692,595	$2,393,797	$2,188,998

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$869,354	$943,031	$579,915
Income taxes, net of refunds	43,113	153,416	182,633
Acquisitions:
Fair value of assets acquired		$4,703,560
Liabilities assumed		(4,229,011)
Bargain purchase gain		(52,509)

Total purchase price		422,040
Cash acquired		(101,343)

Cash paid for acquisition, net of cash acquired		$320,697

In 2012, the additional minimum pension liability included in stockholders’ equity of $15.1 million resulted from an increase of $4.2 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In 2011, the additional minimum pension liability included in stockholders’ equity of $11.0 million resulted from an increase of $2.6 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In 2010, the additional minimum pension liability included in stockholders’ equity of $8.5 million resulted from an increase of $1.2 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

See accompanying notes to consolidated financial statements.

Jef - 9

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

Organization

The accompanying audited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all our subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache, Limited, Jefferies Hong Kong Limited, CoreCommodity Management, LLC (formerly Jefferies Asset Management, LLC), Jefferies Bache Financial Services, Inc. and all other entities in which we have a controlling financial interest or are the primary beneficiary, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”).

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

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Financial Inc. (“Prudential”). The Global Commodities Group provided execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. The acquisition allowed us to offer clients globally an increased range of products, including exchange-traded futures and over-the-counter trading in energy, metals and agricultural markets. On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). The acquired business represented the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services. The acquisition of Hoare Govett provided us with the opportunity to continue our growth in corporate broking and significantly expand the capabilities and reach of our established European Investment Banking and Equities businesses. See Note 4, Acquisitions for further details.

On November 12, 2012, we announced a definitive merger agreement with Leucadia National Corporation (“Leucadia”) (the “Merger Agreement”) whereby Jefferies shareholders (other than Leucadia, which currently owns approximately 28.6% of Jefferies outstanding common shares) will receive 0.81 of a share of Leucadia common stock for each share of Jefferies common stock they hold. The merger, which is expected to close during the first quarter of 2013, is subject to customary closing conditions, including approval to effect the merger by both Leucadia and Jefferies shareholders. Upon the closing of the merger, Richard Handler, current Chief Executive Officer and Chairman of Jefferies, will remain in these positions and also become the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, the Chairman of the Executive Committee of Jefferies, will remain in this position and will also become Leucadia’s President and one of Leucadia’s Directors. Upon the merger, Jefferies will continue to operate as a full-service global investment banking firm in its current form and will retain a credit rating that is separate from Leucadia. We intend to remain an SEC reporting company, regularly filing annual, quarterly and periodic financial reports.

Change in Year End

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30. Accordingly, financial information presented in this report are as of and for the twelve months ended November 30, 2012 and 2011 and as of and for the eleven month transition period beginning January 1, 2010 through November 30, 2010.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K. We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, goodwill, the ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Jef - 10

Consolidation

Our policy is to consolidate all entities in which we control by ownership a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Stockholders’ Equity. The portion of net earnings attributable to the noncontrolling interests are presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.

In situations where we have significant influence, but not control, of an entity that does not qualify as a variable interest entity, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded within Other revenues or Principal transaction revenues. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.

Intercompany accounts and transactions are eliminated in consolidation.

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions.    All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $31.9 million, $47.9 million and $37.0 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Earnings. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

Pursuant to clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services which are recorded in Other revenue. In November 2010, we entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price was dependent on the number and amount of client accounts that convert to the purchaser’s platform and revenue was recognized upon the completed transfer of client accounts. Proceeds amounted to $11.0 million, of which $9.1 million was recognized in 2011 and the balance in 2012, and is included within Other revenues in the Consolidated Statement of Earnings.

Principal Transactions.    Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings on a trade date basis. Fees received on loans carried at fair value are also recorded within Principal transactions.

Investment Banking.    Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements and netted against revenues. Unreimbursed expenses with no related revenues are included in Business development and Professional services expenses in the Consolidated Statements of Earnings.

Asset Management Fees and Investment Income From Managed Funds.    Asset management fees and investment income from managed funds include revenues we earn from management, administrative and performance fees from funds and accounts managed by us, revenues from management and performance fees we earn from related-party managed funds and investment income from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on assets under management or an agreed upon notional amount and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Performance fees are not subject to adjustment once the measurement period ends (generally annual periods) and the performance fees have been realized.

Jef - 11

Interest Revenue and Expense.    We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short-term borrowings, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as Interest expense. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies Bache, LLC, as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.

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

Financial instruments are valued at quoted market prices, if available. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets our best estimate of fair value. We use prices and inputs that are current as of the measurement date. For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

Jef - 12

The valuation of financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, features of the financial instrument such as its complexity, the market in which the financial instrument is traded and risk uncertainties about market conditions require that an adjustment be made to the value derived from the models. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.

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

Valuation Process for Financial Instruments

The Independent Price Verification (“IPV”) Group, which is part of Finance, in partnership with Market Risk Management, is responsible for establishing our valuation policies and procedures. The IPV Group and Market Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which is comprised of the Chief Financial Officer, Global Controller, Global Head of Product Control, Chief Risk Officer and the Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

Price Testing Process.    The business units are responsible for determining the fair value of our financial instruments using approved valuation models and methodologies. In order to ensure that the business unit valuations represent a fair value exit price, the IPV Group tests and validates the fair value of our financial instruments inventory. In the testing process, the IPV Group obtains prices and valuation inputs from sources independent of Jefferies, consistently adheres to established procedures set forth in our valuation policies for sourcing prices and valuation inputs and utilizing valuation methodologies. Sources used to validate fair value prices and inputs include, but are not limited to, exchange data, recently executed transactions, pricing data obtained from third party vendors, pricing and valuation services, broker quotes and observed comparable transactions.

To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate. The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results. This process also forms the basis for our classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3). The IPV Group utilizes the additional expertise of Market Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability. The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and is charged with the final conclusions as to the financial instrument fair values in the consolidated financial statements. This process specifically assists the Chief Financial Officer in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. At each quarter end, the overall valuation results, as concluded upon by the IPV Committee, are presented to the Audit Committee.

Judgment exercised in determining Level 3 fair value measurements is supplemented by daily analysis of profit and loss performed by the Product Control functions. Gains and losses, which result from changes in fair value, are evaluated and corroborated daily based on an understanding of each of the trading desks’ overall risk positions and developments in a particular market on the given day. Valuation techniques generally rely on recent transactions of suitably comparable financial instruments and use the observable inputs from those comparable transactions as a validation basis for Level 3 inputs. Level 3 fair value measurements are further validated through subsequent sales testing and market comparable sales, if such information is available. Level 3 fair value measurements require documentation of the valuation rationale applied, which is reviewed for consistency in application from period to period; and the documentation includes benchmarking the assumptions underlying the valuation rationale against relevant analytic data.

Third Party Pricing Information.    Pricing information obtained from external data providers and pricing services may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from external data providers and pricing services in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the service providers’ valuation methodologies. For corporate, U.S. government and agency, and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor services are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

Jef - 13

Model Review Process.    Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Market Risk Management, independent from the trading desks, and then approved to be used in the valuation process. Review and approval of a model for use includes benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the valuation model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated annually or more frequently if market conditions or use of the valuation model changes.

Investments in Managed Funds

Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for at fair value with gains or losses included in Asset management fees and investment income from managed funds in the Consolidated Statements of Earnings.

Loans to and Investments in Related Parties

Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 11, Investments, and Note 24, Related Party Transactions, for additional information regarding certain of these investments.

Receivable from and Payable to Customers

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

Jef - 14

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest income and Interest expense on our Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis-by counterparty, where permitted by generally accepted accounting principles. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. As of November 30, 2012 and November 30, 2011, furniture, fixtures and equipment amounted to $266.2 million and $246.5 million, respectively, and leasehold improvements amounted to $133.1 million and $122.9 million, respectively. Accumulated depreciation and amortization was $213.3 million and $194.3 million as of November 30, 2012 and November 30, 2011, respectively. Included within furniture, fixtures and equipment is equipment recorded under capital leases with a cost of $19.5 million, which is being amortized over the lease term.

Depreciation and amortization expense amounted to $50.5 million, $43.7 million and $35.3 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

Goodwill and Intangible Assets

Goodwill.    At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. The methodologies we utilize in estimating the fair value of reporting units include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Our annual goodwill impairment testing date is June 1. Refer to Note 12, Goodwill and Other Intangible Assets for further details on our assessment of goodwill.

Intangible Assets.    Intangible assets deemed to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

An intangible asset with an indefinite useful life is not amortized but assessed annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset. Subsequent reversal of impairment losses is not permitted. Our annual indefinite-lived intangible asset impairment testing date is June 1.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally share-based compensation, long-term debt and tax amortization of intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized.

The tax benefit related to dividends and dividend equivalents paid on nonvested share-based payment awards and outstanding equity options is recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Stockholders’ Equity.

Jef - 15

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

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management.

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

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units (“RSUs”) for which no future service is required. Diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. We grant restricted stock and RSUs as part of our share-based compensation that contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, we calculate Basic and Diluted earnings per share under the two-class method.

Securitization Activities

We engage in securitization activities related to commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statements of Earnings.

When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other liabilities in the Consolidated Statements of Financial Condition.

Jef - 16

Note 3.	Accounting Developments

Accounting Standards to be Adopted in Future Periods

Indefinite-Lived Intangible Asset Impairment.    In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted (fiscal year ended November 30, 2013). The adoption of this guidance will not affect our financial condition, results of operations or cash flows as it does not affect how impairment is calculated.

Balance Sheet Offsetting Disclosures.    In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year ended November 30, 2014), and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operation or cash flows.

Goodwill Testing.    In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted (fiscal year ended November 2013). The adoption of this guidance will not affect our financial condition, results of operation or cash flows as it does not change how goodwill is calculated nor assigned to reporting units.

Adopted Accounting Standards

Comprehensive Income.    In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update requires entities to report comprehensive income either (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. We adopted the guidance on March 1, 2012, and elected the two separate but consecutive statements approach. Accordingly, we now present our Consolidated Statements of Comprehensive Income immediately following our Consolidated Statements of Earnings within our consolidated financial statements.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. We adopted this guidance on March 1, 2012 and have reflected the new disclosures in our consolidated financial statements. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In assessing whether to account for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financing, this guidance removes from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and 2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions beginning on or after January 1, 2012. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Jef - 17

Note 4.	Acquisitions

Global Commodities Group

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments made as consideration for the acquisition were $422.0 million. The acquisition included 100% of the equity interests in Prudential Bache Commodities LLC, a U.S.-based full-service futures commission merchant; Prudential Bache Securities LLC, a US-based registered broker-dealer, which has since merged with Jefferies; Bache Commodities Limited, a UK-based global commodities and financial derivatives broker; Prudential Bache Financial Services, Inc., a global over-the-counter commodities dealer; and Bache Commodities (Hong Kong) Ltd., a Hong Kong-based licensed futures dealer. In addition, we acquired related information technology assets and contracts used by the Global Commodities Group. We refer to this business collectively as “Jefferies Bache.” The business of Jefferies Bache is included within the Capital Markets business segment.

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. A statement of the fair value of assets acquired and liabilities assumed on July 1, 2011, the purchase price and the resulting bargain purchase gain of approximately $52.5 million is presented below (in thousands):

Assets acquired:
Cash and cash equivalents	$101,343
Cash and securities segregated	3,130,586
Financial instruments owned, at fair value	918,598
Securities purchased under agreements to resell	1,489
Receivables:
Brokers, dealers and clearing organizations	313,939
Customers	173,477
Fees, interest and other	122
Premises and equipment(1)	13,611
Indefinite-lived intangible exchange memberships and licenses(2)	11,219
Finite-lived intangible customer relationships(2)(3)	5,800
Trade names(2)(4)	1,300
Other assets	32,076

Total assets	$4,703,560

Liabilities assumed:
Short-term borrowings	$301,027
Financial instruments sold, not yet purchased, at fair value	267,200
Payables:
Brokers, dealers and clearing organizations	43,588
Customers	3,384,263
Accrued expenses and other liabilities	232,933

Total liabilities	$4,229,011

Fair value of net assets acquired	$474,549
Purchase price:
Cash	$422,040
Total purchase price	$422,040

Bargain purchase gain(5)	$52,509

_____________________

(1)	We recognized in the acquisition approximately $6.3 million of internally developed software that is recorded within Premises and equipment on the Consolidated Statement of Financial Condition.

(2)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition. See Note 12, Goodwill and Other Intangible Assets for further details.

(3)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted-average useful life of approximately 9.6 years.

(4)	The fair value of the Bache trade name is amortized on a straight line basis over a useful life of 1.5 years.

(5)
The bargain purchase gain is included in Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2011, is not taxable and is reported within the Capital Markets business segment.

Jef - 18

The following unaudited pro forma combined financial information presents the 2011 and 2010 results as they may have appeared if the acquisition of Jefferies Bache had been completed on December 1, 2010 and January 1, 2010.

(in millions, except per share data)	Twelve months ended November 30, 2011	Eleven months ended November 30, 2010

Total net revenues	$2,686.2	$2,447.3
Net earnings to common shareholders	$303.7	$288.2
Earnings per common share:
Basic	$1.37	$1.41
Diluted	$1.36	$1.40
Weighted average common shares (in thousands):
Basic	211,056	196,393
Diluted	215,171	200,511

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not purport to be indicative of the financial results we would have achieved had the acquisition been completed as of December 1, 2010 and January 1, 2010, nor is it indicative of the results of operations in future periods.

The pro forma information was derived from historical financial information for 2011 and 2010 adjusted to give effect for events directly attributable to the acquisition and factually supportable and, expected to have a continuing impact on the combined results. The adjustments include:

a.	the bargain purchase gain of $52.5 million has been included in Net revenues and Net earnings for the eleven months ended November 30, 2010;

b.	an adjustment to reflect Global Commodities Group’s physical commodities at fair value;

c.	acquisition costs totaling $4.4 million recognized in Professional services has been included in the eleven months ended November 30, 2010;

d.
additional amortization expense on the acquired intangible assets and internally developed software of $1.6 million in aggregate for the twelve months ended November 30, 2011 and $1.9 million for the eleven months ended November 30, 2010;

e.
the recording of income tax expense resulting from the pro forma adjustments before tax at an effective rate of 32.1% and 35.0% for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively.

Hoare Govett

On February 1, 2012, we acquired the corporate broking business of Hoare Govett from RBS. Total cash consideration paid by us to RBS for the acquisition was £1. In addition, under the terms of the purchase agreement RBS agreed to pay us approximately £1.9 million towards retention payments made to certain employees, which constituted a reduction of the final purchase price. The business acquired represents the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services, as well as certain equity sales and trading activities. The acquisition included the Hoare Govett trade name, domain name, client agreements and the exclusive right to carry on the business in succession to RBS.

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, specifically the Hoare Govett trademark/trade name, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2012 and is reported within the Capital Markets business segment. Approximately $0.4 million was recognized at the date of acquisition as the fair value of the Hoare Govett trade name. See Note 12, Goodwill and Other Intangible Assets for further details. The fair value of the intangible asset is amortized on a straight line basis over a useful life of 5 years. Additionally, on February 1, 2012, we recognized a deferred tax liability of approximately $0.1 million, recorded within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

Our results of operations for the year ended November 30, 2012 include the results of operations of Hoare Govett for the period from February 1, 2012 to November 30, 2012. The acquisition closed on February 29, 2012.

Jef - 19

Note 5.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of November 30, 2012 and 2011 (in thousands):

	November 30,
	2012	2011
Cash and cash equivalents:
Cash in banks	$1,038,664	$846,990
Money market investments	1,653,931	1,546,807

Total cash and cash equivalents	$2,692,595	$2,393,797

Cash and securities segregated(1)	$4,082,595	$3,344,960

__________________________

(1)
Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

Jef - 20

Note 6.	Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2012 and 2011 by level within the fair value hierarchy (in thousands):

	November 30, 2012
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,608,715	$137,245	$16,815	$—	$1,762,775
Corporate debt securities	—	3,034,515	3,631	—	3,038,146
Collateralized debt obligations	—	87,239	31,255	—	118,494
U.S. government and federal agency securities	1,720,617	115,310	—	—	1,835,927
Municipal securities	—	619,969	—	—	619,969
Sovereign obligations	1,722,044	975,810	—	—	2,697,854
Residential mortgage-backed securities	—	4,008,844	156,069	—	4,164,913
Commercial mortgage-backed securities	—	1,060,333	30,202	—	1,090,535
Other asset-backed securities	—	93,228	1,114	—	94,342
Loans and other receivables	—	497,918	180,393	—	678,311
Derivatives	615,024	1,547,984	328	(1,865,250)	298,086
Investments at fair value	—	43,126	83,897	—	127,023
Physical commodities	—	144,016	—	—	144,016

Total financial instruments owned	$5,666,400	$12,365,537	$503,704	$(1,865,250)	$16,670,391

Level 3 financial instruments for which the firm does not bear economic exposure(3)			(53,289)

Level 3 financial instruments for which the firm bears economic exposure			$450,415

Cash and cash equivalents	$2,692,595	$—	$—	$—	$2,692,595
Investments in managed funds	$—	$—	$57,763	$—	$57,763
Cash and securities segregated and on deposit for regulatory purposes(4)	$4,082,595	$—	$—	$—	$4,082,595

Total Level 3 assets for which the firm bears economic exposure			$508,178

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,442,347	$96,947	$38	$—	$1,539,332
Corporate debt securities	—	1,389,312	—	—	1,389,312
U.S. government and federal agency securities	1,428,746	250,387	—	—	1,679,133
Sovereign obligations	1,395,355	591,624	—	—	1,986,979
Residential mortgage-backed securities	—	239,063	—	—	239,063
Commercial mortgage-backed securities	—	2,148	—	—	2,148
Loans	—	205,516	1,711	—	207,227
Derivatives	547,605	1,684,884	9,516	(2,012,878)	229,127
Physical commodities	—	183,142	—	—	183,142

Total financial instruments sold, not yet purchased	$4,814,053	$4,643,023	$11,265	$(2,012,878)	$7,455,463

___________________________
(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2012.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

(4)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $404.3 million.

Jef - 21

	As of November 30, 2011
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,088,358	$133,232	$13,489	$—	$1,235,079
Corporate debt securities	1,521	2,818,643	48,140	—	2,868,304
Collateralized debt obligations	—	102,209	47,988	—	150,197
U.S. government and federal agency securities	5,443,721	266,460	—	—	5,710,181
Municipal securities	—	582,497	6,904	—	589,401
Sovereign obligations	737,082	434,759	140	—	1,171,981
Residential mortgage-backed securities	—	2,961,682	149,965	—	3,111,647
Commercial mortgage-backed securities	—	582,974	52,407	—	635,381
Other asset-backed securities	—	22,794	3,284	—	26,078
Loans and other receivables	—	278,855	97,291	—	376,146
Derivatives	632,148	2,344,625	124	(2,451,004)	525,893
Investments at fair value	—	27,259	78,326	—	105,585
Physical commodities	—	172,668	—	—	172,668

Total financial instruments owned	$7,902,830	$10,728,657	$498,058	$(2,451,004)	$16,678,541

Level 3 financial instruments for which the firm does not bear economic exposure(3)			$(45,901)

Level 3 financial instruments for which the firm bears economic exposure			$452,157

Cash and cash equivalents	$2,393,797	$—	$—	$—	$2,393,797
Investments in managed funds	$—	$—	$70,740	$—	$70,740
Cash and securities segregated and on deposit for regulatory purposes(4)	$3,344,960	$—	$—	$—	$3,344,960
Securities received as collateral	$21,862	$—	$—	$—	$21,862

Total Level 3 assets for which the firm bears economic exposure			$522,897

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,266,096	$64,000	$—	$—	$1,330,096
Corporate debt securities	—	1,614,419	74	—	1,614,493
U.S. government and federal agency securities	2,032,091	9,685	—	—	2,041,776
Municipal securities	—	90	—	—	90
Sovereign obligations	790,568	377,279	—	—	1,167,847
Residential mortgage-backed securities	—	50,517	—	—	50,517
Loans	—	140,960	10,157	—	151,117
Derivatives	535,503	2,289,759	9,409	(2,585,634)	249,037

Total financial instruments sold, not yet purchased	$4,624,258	$4,546,709	$19,640	$(2,585,634)	$6,604,973

Obligation to return securities received as collateral	$21,862	$—	$—	$—	$21,862

(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2011.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

(4)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $115.0 million.

Jef - 22

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•
Exchange Traded Equity Securities:    Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy.

•
Non-exchange Traded Equity Securities:    Non-exchange traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•
Equity warrants:    Non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•
Corporate Bonds:    Corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and comprise a limited portion of our corporate bonds.

•
High Yield Corporate and Convertible Bonds:    A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed for recently executed market transactions of comparable size. Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions or based on valuations received from third party brokers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized within Level 1 of the fair value hierarchy.

•
U.S. Agency Issued Debt Securities:    Callable and non-callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services. Non-callable U.S. agency securities are generally categorized within Level 1 and callable U.S. agency securities are categorized within Level 2 of the fair value hierarchy.

Jef - 23

Municipal Securities

Municipal securities are measured based on quoted prices obtained from external pricing services and are generally categorized within Level 2 of the fair value hierarchy.

Sovereign Obligations

Foreign sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. To the extent external price quotations are not available or recent transactions have not been observed, valuation techniques incorporating interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value of sovereign bonds or obligations. Foreign sovereign government obligations are classified in Level 1, 2 or Level 3 of the fair value hierarchy, primarily based on the country of issuance.

Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities:    Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations, interest-only and principal-only securities and to-be-announced securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

•
Agency Residential Inverse Interest-Only Securities (“Agency Inverse IOs”):    The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

•
Non-Agency Residential Mortgage-Backed Securities:    Fair values are determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities:    GNMA project loan bonds and FNMA Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

•
Non-Agency Commercial Mortgage-Backed Securities:    Non-agency commercial mortgage-backed securities are measured using pricing data obtained from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are determined using pricing data obtained from external pricing services and prices observed for recently executed market transactions.

Loans and Other Receivables

•
Corporate Loans:    Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by market transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy, are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

Jef - 24

•
Participation Certificates in GNMA Project and Construction Loans:    Valuations of participation certificates in GNMA project and construction loans are based on observed market prices of recently executed purchases of similar loans which are then used to derive a market implied spread, which in turn is used as the primary input in estimating the fair value of loans at the measurement date. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

•
Project Loans:    Valuation of project loans are based on benchmarks of prices for recently executed transactions of related realized collateralized securities and are categorized within Level 2 of the fair value hierarchy.

•
Escrow and Trade Claim Receivables:    Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent trade activity in the same security.

Derivatives

•
Listed Derivative Contracts:    Listed derivative contracts are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security and are categorized within Level 2 of the fair value hierarchy.

•
OTC Derivative Contracts:    Over-the-counter (“OTC”) derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

OTC options include OTC equity, foreign exchange and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps, which incorporate observable inputs related to commodity spot prices and forward curves. Credit defaults swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy. To facilitate its trading in precious metals the Company undertakes leasing of such precious metals. The fee earned or paid for such leases are recorded as Principal transactions revenues on the consolidated statements of earnings.

Jef - 25

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and shares in non-U.S. exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company at November 30, 2012 and 2011 (in thousands):

	November 30, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds(1)	$19,554	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	612	—	—
Fund of Funds(3)	604	106	—
Equity Funds(4)	69,223	59,272	—
Convertible Bond Funds(5)	3,002	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$93,014	$59,378

	November 30, 2011
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds(1)	$27,604	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	938	—	—
Fund of Funds(3)	772	126	—
Equity Funds(4)	88,294	74,283	—
Convertible Bond Funds(5)	2,827	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$120,454	$74,409

(1)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2012 and 2011, investments representing approximately 96% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 — 65 days prior written notice, and includes investments in private asset management funds managed by us with an aggregate fair value of $0.5 million and $10.7 million, respectively. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.

(2)
Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(3)
Includes investments in fund of funds that invest in various private equity funds. At November 30, 2012 and 2011, approximately 94% and 95%, respectively of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. As of November 30, 2012 and 2011, we have requested redemption for investments representing approximately 6% and 5%, respectively, of the fair value of investments in this category; however, we are unable to estimate when these funds will be received.

Jef - 26

(4)
At November 30, 2012 and 2011, investments representing approximately 98% and 96% of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. At November 30, 2012, investments representing approximately 2% of the fair value of investments in equity funds are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At November 30, 2012 and 2011, this category includes investments in equity funds managed by us with a fair value of $55.6 million and $69.1 million and unfunded commitments of $56.9 million and $70.7 million, respectively.

(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.

(6)	Other investments at November 30, 2012 and 2011 included investments in funds that invest in commodity futures and options contracts.

(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.

(8)
Investments at fair value in the Consolidated Statements of Financial Condition at November 30, 2012 and 2011 include $91.8 million and $55.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

Pricing Information

At November 30, 2012 and 2011, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	November 30, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	11%	19%	7%	19%
Recently observed transaction prices	5%	6%	2%	1%
External pricing services	70%	71%	77%	75%
Broker quotes	1%	0%	1%	0%
Valuation techniques	13%	4%	13%	5%

	100%	100%	100%	100%

Jef - 27

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2012 (in thousands):

	Year Ended November 30, 2012
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, November 30, 2012	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$(4,167)	$14,760	$(7,878)	$—	$611	$16,815	$(6,199)
Corporate debt securities	48,140	(1,651)	34,814	(69,969)	(1,276)	(6,427)	3,631	(1,286)
Collateralized debt obligations	47,988	4,882	4,369	(64,915)	(3,892)	42,823	31,255	(1,524)
Municipal securities	6,904	(74)	—	(1,449)	—	(5,381)	—	—
Sovereign obligations	140	—	—	—	—	(140)	—	—
Residential mortgage-backed securities	149,965	36,183	266,692	(278,068)	(58,005)	39,302	156,069	(6,445)
Commercial mortgage-backed securities	52,407	(7,715)	14,058	(23,797)	(1,241)	(3,510)	30,202	(6,042)
Other asset-backed securities	3,284	(20)	8,749	(8,627)	(52)	(2,220)	1,114	(32)
Loans and other receivables	97,291	(2,475)	299,929	(104,155)	(143,960)	33,763	180,393	(4,335)
Investments, at fair value	78,326	14,965	4,060	(6)	(13,448)	—	83,897	13,642
Investments in managed funds	70,740	(11,102)	12,683	—	(14,558)	—	57,763	(11,101)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$38	$—	$—	$—	$—	$38	$38
Corporate debt securities	74	(15)	(59)	—	—	—	—	—
Net derivatives(2)	9,285	2,505	(389)	—	—	(2,213)	9,188	3,728
Loans	10,157	—	(10,157)	1,711	—	—	1,711	—
_______________________

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2012

During the year ended November 30, 2012, transfers of assets of $180.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $53.4 million and Commercial mortgage-backed securities of $11.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

•
Loans and other receivables of $62.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2 as less market interest likely existed for the specific loans during the period;

•	Collateralized debt obligations of $51.0 million which have little to no transparency in trade activity; and

•	Corporate debt securities of $1.3 million and Corporate equity securities of $0.9 million due to lack of observable market transactions.

During the year ended November 30, 2012, transfers of assets of $81.8 million from Level 3 to Level 2 are attributed to:

•
Loans and other receivables of $28.4 million and Collateralized debt obligations of $8.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•
Commercial mortgage-backed securities of $15.2 million, Non-agency residential mortgage-backed securities of $14.1 million and $2.4 million of Other asset-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions; and

•	Corporate debt securities of $7.8 million and Municipal securities of $5.4 million due to increased observability of trades in certain debt and municipal securities.

Jef - 28

During the year ended November 30, 2012, there were no transfers of liabilities from Level 2 to Level 3 and there were $2.2 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net gains on Level 3 assets were $28.8 million and net losses on Level 3 liabilities were $2.5 million for the year ended November 30, 2012. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, investments at fair value and collateralized debt obligations, partially offset by a decrease in valuation of certain investments in managed funds, commercial mortgage backed securities, corporate equity securities, loans and other receivables, and corporate debt securities. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2011 (in thousands):

	Year Ended November 30, 2011
	Balance, November 30, 2010	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, November 30, 2011	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2011
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$4,132	$(2,271)	$816	$(11,807)	$13,489	$439
Corporate debt securities	73,408	1,048	(31,158)	6,304	(1,462)	48,140	(4,478)
Collateralized debt obligations	31,121	70	44,009	779	(27,991)	47,988	(270)
Municipal securities	472	(10,133)	11,182	5,383	—	6,904	(8,931)
Sovereign obligations	—	12	128	—	—	140	12
Residential mortgage-backed securities	132,359	(16,727)	45,845	35,726	(47,238)	149,965	(31,846)
Commercial mortgage-backed securities	6,004	(9,910)	46,685	9,628	—	52,407	(11,583)
Other asset-backed securities	567	(715)	2,947	1,052	(567)	3,284	(691)
Loans and other receivables	227,596	(356)	(120,544)	3,875	(13,280)	97,291	(3,478)
Investments at fair value	77,784	6,283	(2,627)	—	(3,114)	78,326	1,036
Investments in managed funds	131,585	12,030	(72,875)	—	—	70,740	12,030
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	—	—	74	—	—	74	—
Net derivatives(2)	2,346	6,550	389	—	—	9,285	6,645
Loans	47,228	—	(37,071)	—	—	10,157	—

____________________

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2011

During the year ended November 30, 2011, transfers of assets of $63.6 million from Level 2 to Level 3 are primarily attributed to:

•
Non-agency residential mortgage-backed securities and commercial mortgage-backed securities due to tightening in the historical trading period used for corroborating market data and greater scrutiny of vendor prices;

•	Corporate debt securities due to lack of observable market transactions;

•	Municipal securities due to lack of recent market transactions for certain bonds; and

•
Loans and other receivables due to a lower number of contributors comprising vendor quotes to support classification in Level 2 as less market interest likely existed for the specific loans during the period.

Jef - 29

During the year months ended November 30, 2011, transfers of assets of $105.5 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions;

•
Collateralized debt obligations and Loans and other receivables due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 as greater market interest existed for the specific loans during the period; and

•	Corporate equity securities due to announced market transactions or more observable market data on comparable securities used as a benchmark.

During the year ended November 30, 2011 there were no transfers of liabilities from Level 2 to Level 3 and there were $.04 million transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $14.3 million and net losses on Level 3 liabilities were $6.6 million for the year ended November 30, 2011. Net losses on Level 3 assets were primarily due to decreased valuations of certain residential mortgage-backed securities, commercial mortgage-backed securities and municipal securities due to widening credit spreads in the period, offset by increased valuations of certain investments in managed funds and sales or settlements of various residential mortgage-backed securities, corporate debt securities, investments at fair value, loans and other receivables and corporate equity securities. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

Components or portions of interest rate and credit risk related to mortgage-backed securities categorized within Level 3 of the fair value hierarchy are frequently economically hedged with U.S. Treasury and Eurodollar futures and short U.S. Treasury securities, which are categorized within Level 1 liabilities, and with interest rate swaps and, to a lesser extent, index credit default swaps categorized within Level 2 assets or liabilities. Accordingly, a portion of the gains and losses on mortgage-backed securities reported in Level 3 are offset by gains and losses from the economic hedges attributed to instruments categorized within Level 1 and Level 2. Economic hedging is often executed on a macro-basis for a given asset class rather than an instrument-specific basis. Valuation inputs and prices for hedging instruments categorized within Level 1 and Level 2 provide a level of observability used in valuing Level 3 mortgage-backed securities; however, other inputs, such as prepayment, default rates and other credit specific factors are significant to the valuation and are not derived from the prices of the hedging instruments. Basis risk differences may also arise between the Level 3 mortgage-backed securities and the Level 1 and Level 2 hedging instruments due to the underlying interest rates and the underlying credits comprising the referenced credit index. Hedge effectiveness is limited by factors that include idiosyncratic collateral performance and basis risk as well as the sizing of the macro-hedge.

Jef - 30

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2012

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument; i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class. Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments.

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range

Corporate equity securities	$16,815
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 16.3
		Scenario analysis	Estimated recovery percentage	35%
Warrants		Option model	Volatility	38.55

Collateralized debt obligations	$26,705
		Discounted cash flows	Constant prepayment rate	0% to 5%
			Constant default rate	0% to 10%
			Loss severity	13% to 75%
			Yield	10% to 35%

Residential mortgage-backed securities	$156,069
		Discounted cash flows	Constant prepayment rate	0% to 25%
			Constant default rate	0% to 50%
			Loss severity	0% to 80%
			Yield	1% to 50%

Commercial mortgage-backed securities	$30,202
		Discounted cash flows	Yield	22% to 57%
			Cumulative loss rate	2% to 20%

Loans and other receivables	$153,365
		Comparable pricing	Comparable bond or loan price	$81.88 to $101.25
		Discounted cash flows	Yield	19%
			Cumulative loss rate	0%
		Market approach	Yield	5% to 54%
			EBITDA (a) multiple	8.3
		Scenario analysis	Estimated recovery percentage	15%

Investments at fair value	$32,751
Private equity securities		Market approach	EBITDA (a) multiple	6.6
		Comparable pricing	Comparable share price	$400.00
		Scenario analysis	Estimated recovery percentage	50%

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range

Derivatives	$(9,516)
Equity options		Option model	Volatility	39.19
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.13

_____________________

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Jef - 31

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At November 30, 2012, the exclusions consisted of $82.7 million primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans. The provisions of ASU No. 2011-04 were adopted on a prospective basis during the second quarter of fiscal 2012 and accordingly, disclosures for prior periods are not presented.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Private equity securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•
Non-exchange traded securities, private equity securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a loan and other receivable would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities, private equity securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the bond yield would result in a significantly lower (higher) fair value measurement.

•
Loans and other receivables, collateralized debt obligations, residential and commercial mortgage-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severities or cumulative loss rate and discount rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significant lower (higher) fair value measurement.

•	Short derivative equity options and long equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned-derivatives and Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital Group, Inc., which is included in Financial Instruments owned — Corporate equity securities on the Consolidated Statement of Financial Condition. See Note 11, Investments for further details regarding our investment in Knight Capital Group, Inc. We have also elected the fair value option for certain financial instruments held by subsidiaries that are not registered broker-dealers as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for secured financings that arise in connection with our securitization activities. Receivables – Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

Jef - 32

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2012	2011
Financial Instruments Owned:
Loans and other receivables	$24,547	$(19,400)

Financial Instruments Sold:
Loans	$(55)	$(1,463)
Loan commitments	(7,155)	(4,329)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	November 30,
	2012	2011
Financial Instruments Owned:
Loans and other receivables(2)	$(256,271)	$277,336
Loans greater than 90 days past due(1)(2)	$10,433	$2,253

(1)	The aggregate fair value of loans that were 90 or more days past due was $34.7 million and $5.5 million at November 30, 2012 and 2011.

(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loans or other receivables on nonaccrual status at November 30, 2012 and 2011.

Note 7.	Derivative Financial Instruments

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned — derivatives and Financial instruments sold, not yet purchased — derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 6, Fair Value Disclosures and Note 21, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of our firm wide risk management policies. In connection with our derivative activities, we may enter into master netting agreements and collateral arrangements with counterparties. These agreements provide us with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

Jef - 33

The following table presents the fair value and related number of derivative contracts at November 30, 2012 and 2011 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	November 30, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$927,896	67,410	$1,065,788	90,831
Foreign exchange contracts	387,325	118,958	357,277	116,758
Equity contracts	577,964	1,526,127	528,979	1,396,213
Commodity contracts	265,703	754,987	278,660	728,696
Credit contracts	4,448	13	11,301	40

Total	2,163,336		2,242,005
Counterparty/cash-collateral netting	(1,865,250)		(2,012,878)

Total per Consolidated Statement of Financial Condition	$298,086		$229,127

	November 30, 2011
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$542,221	63,751	$636,692	66,027
Foreign exchange contracts	1,009,765	102,578	1,015,900	119,780
Equity contracts	638,228	2,364,390	548,195	2,119,165
Commodity contracts	725,927	434,428	598,166	421,330
Credit contracts	60,756	59	35,718	39

Total	2,976,897		2,834,671
Counterparty/cash-collateral netting	(2,451,004)		(2,585,634)

Total per Consolidated Statement of Financial Condition	$525,893		$249,037

The following table presents unrealized and realized gains (losses) on derivative contracts for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
Gains (Losses)	2012	2011

Interest rate contracts	$(35,524)	$(204,403)	$(122,898)
Foreign exchange contracts	9,076	2,243	1,194
Equity contracts	(83,817)	(279,488)	(87,084)
Commodity contracts	77,285	74,282	15,454
Credit contracts	(20,059)	17,621	(52,049)

Total	$(53,039)	$(389,745)	$(245,383)

Jef - 34

OTC Derivatives. The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of November 30, 2012 (in thousands):

	OTC Derivative Assets(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total

Commodity swaps, options and forwards	$54,491	$8	$—	$(1,114)	$53,385
Credit default swaps	—	3,300	—	—	3,300
Equity swaps and options	6	—	—	—	6
Total return swaps	60	—	—	—	60
Foreign currency forwards, swaps and options	83,674	15,561	—	(5,252)	93,983
Fixed income forwards	484	—	—	—	484
Interest rate swaps and options	20,242	53,443	219,061	(90,656)	202,090

Total	$158,957	$72,312	$219,061	$(97,022)	353,308

Cross product counterparty netting					(4,970)

Total OTC derivative assets included in Financial instruments owned					$348,338

___________________

(1)	At November 30, 2012, we held exchange traded derivative assets and other credit enhancements with a fair value of $72.0 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2012, cash collateral received was $122.2 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

	OTC Derivative Liabilities(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total

Commodity swaps, options and forwards	$65,803	$84	$—	$(1,114)	$64,773
Credit default swaps	328	2,794	—	—	3,122
Equity swaps and options	2,313	—	—	—	2,313
Total return swaps	14,082	—	—	—	14,082
Foreign currency forwards, swaps and options	57,542	13,956	—	(5,252)	66,246
Interest rate swaps and options	19,530	152,198	261,787	(90,656)	342,859

Total	$159,598	$169,032	$261,787	$(97,022)	493,395

Cross product counterparty netting					(4,970)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$488,425

____________________

(1)	At November 30, 2012, we held exchange traded derivative liabilities and other credit enhancements with a fair value of $10.5 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2012, cash collateral pledged was $269.8 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

Jef - 35

At November 30, 2012, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality(1):
A- or higher	$188,800
BBB- to BBB+	100,615
BB+ or lower	44,752
Unrated	14,171

Total	$348,338

______________________

(1)
We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we utilize internal credit ratings determined by our Credit Risk Management. Credit ratings determined by Credit Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2012 and 2011 is $164.8 million and $141.2 million, respectively, for which we have posted collateral of $129.2 million and $129.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2012 and 2011, we would have been required to post an additional $38.1 million and $19.5 million, respectively, of collateral to our counterparties.

Note 8.	Collateralized Transactions

We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We manage our exposure to credit risk associated with these transactions by entering into master netting agreements. We also monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with certain securities for securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions. At November 30, 2012 and 2011, the approximate fair value of securities received as collateral by us that may be sold or repledged was $21.1 billion and $17.9 billion, respectively. The fair value of securities received as collateral at November 30, 2012 and 2011 that pertains to our securities financing activities at November 30, 2012 and 2011 are as follows (in thousands):

	November 30,
	2012	2011
Carrying amount:
Securities purchased under agreements to resell	$3,357,602	$2,893,043
Securities borrowed	5,094,679	5,169,689
Securities received as collateral	—	21,862

Total assets on Consolidated Statement of Financial Condition	8,452,281	8,084,594
Netting of securities purchased under agreements to resell(1)	9,982,752	7,498,439

	18,435,033	15,583,033
Fair value of collateral received in excess of contract amount(2)	2,683,767	2,386,921

Fair value of securities received as collateral	$21,118,800	$17,969,954

______________________

(1)
Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)
Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,252.6 million and $1,578.3 million at November 30, 2012 and 2011, respectively, of which $727.7 million and $780.5 million had been rehypothecated and collateral received on securities for securities transactions of $1,378.8 million.

Jef - 36

At November 30, 2012 and 2011, a substantial portion of the securities received by us had been sold or repledged.

In instances where we are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2012 and 2011, $-0- million and $21.9 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 9.	Securitization Activities

We engage in securitization activities related to commercial mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. Our securitization vehicles generally meet the criteria of variable interest entities; however we generally do not consolidate our securitization vehicles as we are not considered the primary beneficiary for these vehicles. See Note 10, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other liabilities.

We generally receive cash proceeds in connection with the transfer of assets to the securitization vehicle. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Financial instruments owned and retaining servicing rights for military housing loan securitizations, which are included within Other assets. We apply fair value accounting to the securities. The servicing rights, when they are retained by us, are amortized over the period of the estimated future net servicing income.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2012	2011

Transferred assets	$10,869.8	$12,539.6
Proceeds on new securitizations	10,910.8	12,611.0
Net revenues	35.4	82.7
Cash flows received on retained interests	$64.3	$103.6

Assets received as proceeds in the form of mortgage-backed-securities issued by the securitization vehicles have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at November 30, 2012 and November 30, 2011. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 10, Variable Interest Entities.

Jef - 37

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	As of November 30, 2012
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$3,791.5	$335.2	(1)
U.S. government agency commercial mortgage-backed securities	2,193.4	28.9	(1)

_______________________

(1)
A portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 11, 2013, we continue to hold approximately $168.9 million and $26.3 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

	As of November 30, 2011
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$7,968.0	$517.9	(1)
U.S. government agency commercial mortgage-backed securities	2,574.3	49.9	(1)
Military housing loans	127.4	0.3	(2)

_______________________

(1)
A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 11, 2013, we continue to hold approximately $28.6 million and $11.6 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Amount represents initial fair value of servicing rights received on transferred project loans.

We do not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the securitization vehicles in which we have continuing involvement and are presented solely to provide information regarding the size of the securitization and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss associated with the securitizations. Assets retained in connection with securitization represent the fair value of the securities of one or more tranches of the securitization, including senior and subordinated tranches. Our risk of loss to these securitization vehicles is limited to this fair value amount which is included within total Financial instruments owned — Mortgage- and asset-backed securities on our Consolidated Statements of Financial Condition.

Note 10.	Variable Interest Entities

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

We initially determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE. We reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

Jef - 38

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of November 30, 2012 and 2011. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

(in millions)	November 30, 2012			November 30, 2011
	High Yield	Mortgage- and Asset-backed Vehicles	Other	High Yield	Mortgage- and Asset-backed Vehicles	Other

Cash	$388.1	$—	$0.2	$345.7	$—	$0.3
Financial instruments owned	894.2	10.0	0.5	693.3	12.2	7.2
Securities borrowed	372.1	—	—	195.3	—	—
Securities purchased under agreement to resell(4)	—	60.0	—	—	—	—
Receivable from brokers and dealers	264.5	—	—	150.6	—	—
Other	11.4	—	—	8.5	—	—

	$1,930.3	$70.0	$0.7	$1,393.4	$12.2	$7.5

Financial instruments sold, not yet purchased	$526.1	$—	$—	$326.2	$—	$—
Securities loaned	112.0	—	—	—	—	—
Payable to brokers and dealers	201.2	—	—	105.2	—	—
Mandatorily redeemable interests(1)	1,076.0	—	—	943.4	—	—
Promissory note(2)	—	—	—	—	—	4.2
Secured financing(3)	—	70.0	—	—	12.2	—
Other	15.0	—	0.2	20.7	—	0.2

	$1,930.3	$70.0	$0.2	$1,395.5	$12.2	$4.4

___________________________________

(1)
After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million and $310.5 million at November 30, 2012 and November 30, 2011, respectively. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.

(2)	The promissory note at November 30, 2011 represents an amount due to us and is eliminated in consolidation.

(3)
Secured financing is included within Accrued expenses and other liabilities. Approximately $7.7 million and $8.4 million of the secured financing represents an amount held by us in inventory and are eliminated in consolidation at November 30, 2012 and November 30, 2011, respectively.

(4)	Securities purchased under agreement to resell represent an amount due from a related consolidated entity in a collateralized transaction, which is eliminated in consolidation.

Jef - 39

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

We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, JSOP and JESOP, are also investors in JHYH. We have determined that JHYH, JSOP and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH, JSOP and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiaries JHYT, JHYF and JLCP), JSOP and JESOP.

At November 30, 2012 and November 30, 2011, the carrying amount of our variable interests was $389.4 million and $322.0 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation. See Note 16, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries for further discussion of JSOP, JESOP and the mandatorily redeemable interests in JHYH.

Mortgage-and asset-backed vehicles.    We are the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consist of the securities and a contractual servicing fee. The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles’ beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

We are also the primary beneficiary of a mortgage-backed financing vehicle to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within this vehicle. Our variable interests in this vehicle consist of our collateral margin maintenance obligations under the master repurchase agreement. The asset of this VIE consists of a reverse repurchase agreement, which is available for the benefit of the vehicle’s debt holders. The creditors of this VIE do not have recourse to our general credit.

Other.    We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees. We manage and invest alongside our employees in these vehicles. The assets of these VIEs consist of private equity securities, and are available for the benefit of the entities’ equity holders. Our variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit.

During the year ended November 30, 2012, we were repaid a promissory note due to us by an investment vehicle set up for the benefit of a client for which we were previously the primary beneficiary. The assets of this VIE consisted of debt securities. Upon repayment of the promissory note from this vehicle, we determined that we are no longer the primary beneficiary of this vehicle as we do not have an obligation to absorb losses or a right to receive benefits that could potentially be significant to this vehicle. As such, we deconsolidated the investment vehicle during the period.

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the years ended November 30, 2012 and 2011 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at November 30, 2012 and 2011.

Jef - 40

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	November 30, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$5.3	(2)	$5.3	(4)	$499.7
Agency mortgage- and asset-backed securitizations(1)	1,579.1	(2)	1,579.1	(4)	6,396.6
Non-agency mortgage- and asset-backed securitizations(1)	814.1	(2)	814.1	(4)	54,436.2
Asset management vehicle	3.0	(3)	3.0	(4)	505.3
Private equity vehicles	55.0	(3)	107.7		82.1

Total	$2,456.5		$2,509.2		$61,919.9

________________________

(1)
VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2012 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

	November 30, 2011
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$48.2	(2)	$48.2	(4)	$1,768.4
Agency mortgage- and asset-backed securitizations(1)	1,410.9	(2)	1,410.9	(4)	6,523.0
Non-agency mortgage- and asset-backed securitizations(1)	583.9	(2)	583.9	(4)	41,939.4
Asset management vehicle	2.8	(3)	2.8	(4)	903.9
Private equity vehicles	64.5	(3)	131.3		84.2

Total	$2,110.3		$2,177.1		$51,218.9

___________________________

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

Collateralized Loan Obligations.    We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in the CLOs consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The carrying amount of the debt securities was $5.3 million and $14.1 million at November 30, 2012 and 2011, respectively. Management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.

During the year ended November 30, 2012, we sold our variable interests in Babson Loan Opportunity CLO, Ltd., a third party managed CLO, with assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Prior to the sale our variable interests in this VIE consisted of a direct interest and an indirect interest via Jefferies Finance, LLC in the debt securities of this CLO. Our exposure to loss was limited to our investments in the debt securities. We had no exposure to loss related to this VIE as of November 30, 2012.

Jef - 41

Mortgage- and Asset-Backed Vehicles.    In connection with our trading and market making activities, we buy and sell mortgage- and asset backed securities. Mortgage- and asset backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset backed securities of $1,579.1 million, non-agency mortgage- and asset-backed securities of $814.1 million and collateralized loan obligations of $5.3 million at November 30, 2012 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at November 30, 2012 consist of the following (in millions):

	Nonagency	Agency	Total

Variable interests in collateralized loan obligations	$5.3	$—	$5.3
Variable interests in agency mortgage- and asset backed securitizations	—	1,579.1	1,579.1
Variable interests in nonagency mortgage- and asset backed securitizations	814.1	—	814.1
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	36.2	2,190.4	2,226.6
Commercial mortgage-backed securities	89.4	721.0	810.4
Collateralized debt obligations	20.3	—	20.3
Other asset-backed securities	12.5	—	12.5

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$977.8	$4,490.5	$5,468.3

Asset Management Vehicle.    We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of November 30, 2012 and 2011 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.    On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of November 30, 2012 and 2011, we funded approximately $27.1 million and $17.9 million, respectively, of our commitment. The carrying amount of our equity investment was $20.8 million and $17.4 million at November 30, 2012 and 2011, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and a loan commitment up to an aggregate principal amount of $37.5 million. The carrying amount of our equity investment was $1.5 million and $2.8 million at November 30, 2012 and 2011, respectively. As of November 30, 2012 and 2011, we funded approximately $32.7 million and $44.3 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 11.	Investments

We have investments in Jefferies Finance, LLC (“Jefferies Finance”), Jefferies LoanCore LLC (“Jefferies LoanCore”) and Knight Capital Group, Inc. (“Knight Capital”). Our investment in Knight Capital is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value — Corporate equity securities on the Consolidated Statement of Financial Condition with changes in fair value recognized in Principal transaction revenues on the Consolidated Statement of Earnings. Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings.

Jef - 42

Jefferies Finance

On October 7, 2004, we entered into an agreement with Babson Capital Management LLC (“Babson Capital”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) to form Jefferies Finance, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services. Jefferies Finance can also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

On March 1, 2011, we and MassMutual increased our equity commitments to Jefferies Finance, with an incremental $250.0 million committed by each partner. Including the incremental $250.0 million from each partner, the total committed equity capital of Jefferies Finance is $1.0 billion. As of November 30, 2012, we have funded $107.5 million of our aggregate $500.0 million commitment, leaving $392.5 million unfunded.

In addition, on March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. At November 30, 2012, we have funded $125.0 million of our $500.0 million commitment. During the year ended November 30, 2012, $8.4 million of interest income and unfunded commitment fees of $1.8 million are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility.

The following is a summary of selected financial information for Jefferies Finance as of November 30, 2012, 2011 and 2010 (in millions):

	November 30,
	2012	2011	2010

Total assets	$1,643.5	$1,457.8	$890.4
Total liabilities	1,102.1	1,044.3	566.4
Total equity	541.4	413.5	324.0
Our total equity balance	270.7	206.8	162.0

The net earnings of Jefferies Finance were $127.8 million, $88.3 million and $71.7 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $123.1 million and $60.8 million during the years ended November 30, 2012 and 2011, respectively, recognized within Investment banking on the Consolidated Statements of Earnings. In addition, in relation to these transactions, we paid fees to Jefferies Finance of $8.7 million and $21.5 million during the years ended November 30, 2012 and 2011, respectively, recognized within Business development expenses on the Consolidated Statements of Earnings.

During the years ended November 30, 2012 and 2011, we purchased participation certificates in loans originated by Jefferies Finance of $900.0 million and $477.2 million, respectively, which were redeemed in full during the same periods.

Under a service agreement, we charged Jefferies Finance $26.8 million and $20.9 million for certain administrative services for the years ended November 30, 2012 and 2011, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $32.1 million and $16.6 million at November 30, 2012 and 2011, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore is currently capitalized solely with equity and has aggregate equity commitments of $600.0 million. As of November 30, 2012 and 2011, we have funded $110.0 million and $163.3 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

Jef - 43

The following is a summary of selected financial information for Jefferies LoanCore as of November 30, 2012 and 2011 (in millions):

	November 30,
	2012	2011

Total assets	$353.6	$761.4
Total liabilities	81.8	427.4
Total equity	271.8	334.0
Our total equity balance	131.8	162.0

The net earnings of Jefferies LoanCore were $82.4 million and a loss of $2.1 million for the year ended November 30, 2012 and for the period from February 23, 2011 through November 30, 2011, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.5 million and $0.3 million for administrative services for the year ended November 30, 2012 and the period from February 23, 2011 through November 30, 2011, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $37,000 and $0.3 million, at November 30, 2012 and 2011, respectively.

Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of November 30, 2012, the aggregate fair value of derivative transactions outstanding with Jefferies LoanCore was $0.7 million and is included within Financial instruments owned on the Consolidated Statement of Financial Condition. During the year ended November 30, 2012, we recognized gains of $25.6 million on such transactions with Jefferies LoanCore which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital, a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock in exchange for cash consideration of $125.0 million. The preferred stock consisted of 24,876 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (“Series A-1 Shares”) and 100,124 shares of Series A-2 Non-voting Cumulative Perpetual Convertible Preferred Stock (“Series A-2 Shares”) (collectively the “Series A Securities”). Each Series A-1 Share is convertible into shares of common stock at the conversion rate of 666.667 shares of common stock. Each Series A-2 Share is convertible into one Series A-1 Share.

On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock of Knight Capital. As of November 30, 2012, we own approximately 44% of the outstanding common stock of Knight Capital which constitutes, assuming conversion of Knight Capital’s issued and outstanding Series A-2 Shares, approximately 22% of the voting rights over the company.

We elected to record our investment in Knight Capital at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at November 30, 2012 is based on the closing exchange price of Knight Capital’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $151.9 million for the year ended November 30, 2012 are recognized in Revenues — Principal transactions on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight Capital as of December 31, 2012, the most recently available public financial information for the company (in millions):

December 31, 2012

Total assets	$9,778.4
Total liabilities	8,295.9
Total equity and convertible preferred stock	1,482.5

Knight Capital’s net loss was $347.1 million for the year ended December 31, 2012.

We have separately entered into securities lending transactions with Knight Capital in the normal course of our capital markets activities. At November 30, 2012, the balances of securities borrowed and securities loaned were $9.3 million and $20.9 million, respectively. In connection with Knight Capital’s capital raising transaction in the third quarter of fiscal 2012, we recognized an advisory fee of $20.0 million which is included within Investment banking revenues on the Consolidated Statement of Earnings.

Jef - 44

Note 12.	Goodwill and Other Intangible Assets

Goodwill

The following table is a summary of the changes to goodwill for the years ended November 30, 2012 and 2011 (in thousands):

	Year Ended November 30,
	2012	2011

Balance, at beginning of year	$365,574	$364,964
Add: Contingent consideration	—	825
Add: Translation adjustments	96	(215)

Balance, at end of year	$365,670	$365,574

During the years ended November 30, 2012 and 2011, payments of $1.2 million and $754,000, respectively, for contingent consideration were made to the selling owners of LongAcre Partners, which were accrued to goodwill in previous fiscal years. Contingent consideration recorded during the year ended November 30, 2011 relates to the lapse of certain conditions as specified in the purchase agreements associated with the acquisition of LongAcre Partners in 2007.

At least annually, and more frequently if warranted, we assess goodwill for impairment. We completed our annual test of goodwill as of June 1, 2012 and concluded goodwill was not impaired. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Further, adverse market or economic events in the future could result in impairment charges in future periods.

All goodwill is assigned to our Capital Markets segment and is deductible for tax purposes.

Intangible Assets

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and weighted average amortization period as of November 30, 2012 and 2011 (in thousands):

	November 30, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)

Exchange and clearing organization membership interests and registrations	$11,219	$(2,873)	$—	$8,346	N/A
Customer relationships	10,542	—	(4,107)	6,435	6.0
Trade name	1,680	—	(1,287)	393	1.0
Other	100	—	(15)	85	12.8

	$23,541	$(2,873)	$(5,409)	$15,259

	November 30, 2011
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)

Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(2,776)	7,766	6.9
Trade name	1,300	(361)	939	1.1
Other	100	(8)	92	13.8

	$23,161	$(3,145)	$20,016

Intangible assets with an indefinite useful life are not amortized but assessed annually for impairment, or more frequently when certain events or circumstances exist. During 2012, as a result of a significant decline in the fair value of our exchange and clearing organization membership interests and registrations we recognized an impairment loss of $2.9 million. Fair values were based on prices of public sales which had declined over the past year. The impairment loss of $2.9 million is included within Other expenses in the Consolidated Statement of Income and within our Capital Markets business segment.

Jef - 45

Regarding intangible assets with a finite life, aggregate amortization expense for the years ended November 30, 2012 and 2011 was $2.3 million and $1.4 million, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense

2013	$1,319
2014	929
2015	771
2016	771
2017	707

Mortgage Servicing Rights

In the normal course of business we originate military housing mortgage loans and sell such loans to investors. In connection with these activities we may retain the mortgage servicing rights that entitle us to a future stream of cash flows based on contractual servicing fees. Mortgage servicing rights to military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other revenues in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $3.7 million, $4.1 million and $3.5 million during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

The following presents the activity in the balance of these servicing rights for the years ended November 30, 2012 and 2011 (in thousands):

	Year Ended November 30,
	2012	2011

Balance, beginning of year	$8,202	$8,263
Add: Acquisition	162	347
Less: Sales, net	(6,959)	—
Less: Pay down	(211)	—
Less: Amortization	(389)	(408)

Balance, end of year	$805	$8,202

On November 30, 2012, we sold mortgage servicing rights for approximately $30.9 million. The gain on sale of $23.8 million is included in Other revenue on the Consolidated Statement of Earnings. In addition, the Company granted the investor an option to purchase the remaining servicing rights for the remaining military housing projects for $2.0 million, the estimated fair value.

Note 13.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. Bank loans at November 30, 2012 totaled $150.0 million of which $100.0 million is secured. We had no bank loans as of November 30, 2011. Average daily bank loans for the years ended November 30, 2012 and 2011 were $66.4 million and $12.0 million, respectively.

On February 3, 2012, Jefferies Group, Inc. entered into a one year, $100.0 million term-loan agreement with Prudential Financial, Inc. The loan was set to expire on February 2, 2013 and bore an annual interest rate of one-month LIBOR minus 0.11%. Borrowings under this loan were used to provide working capital as needed for Jefferies Bache. The average daily borrowing under this term loan during the period from February 3, 2012 to September 4, 2012, when the loan was repaid and the agreement terminated, was $100.0 million.

Jef - 46

At November 30, 2011, an obligation to deliver long-term debt securities of $52.7 million was reported as Short-term borrowings on the Consolidated Statement of Financial Condition for debt securities sold as part of our U.S. broker-dealer’s market making in our long-term debt securities. This obligation was satisfied as of February 29, 2012. Refer to Note 14, Long-Term Debt for further details on market making in our long-term debt.

Note 14.	Long-Term Debt

Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at November 30, 2012 and 2011 (in thousands):

	November 30,
	2012	2011
Unsecured Long-Term Debt
7.75% Senior Notes, matured March 15, 2012	$—	$254,926
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 6.00%)	249,564	249,298
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 3.92%)	499,382	499,187
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 5.57%)	349,248	349,045
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 5.90%)	771,450	782,598
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 8.31%)	706,990	707,787
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 7.00%)	743,945	545,816
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 6.22%)	3,708	—
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 6.55%)	346,792	346,664
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 7.74%)	290,617	280,832
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.37%)	492,904	492,773

	$4,454,600	$4,508,926

Secured Long-Term Debt
Credit facility, due August 26, 2014	350,007	100,000

	$4,804,607	$4,608,926

On July 13, 2012, under our Euro Medium Term Note Program (“EMTN Program”) we issued senior unsecured notes with a principal amount of €4.0 million which bear interest at 2.25% per annum and mature on July 13, 2022. Proceeds net of original issue discount amounted to €2.8 million.

On April 19, 2012, we issued an additional $200.0 million aggregate principal amount of our 6.875% Senior Notes due April 15, 2021. Proceeds before underwriting discount and expenses amounted to $197.7 million. The total aggregate principal amount issued under this series of notes is $750.0 million.

Additionally, on April 8, 2011 we issued 5.125% Senior Notes due April 13, 2018 with a principal amount of $800.0 million and received proceeds of $794.6 million.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a gain of $9.9 million and $20.2 million on debt extinguishment which is reported in Other revenues for the year ended November 30, 2012 and 2011, respectively. Discounts arose as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011. The unamortized balance at November 30, 2012 and 2011 amounted to $32.2 million and $37.1 million respectively, and is being amortized over the remaining life of the debt using the effective yield method.

In October 2009 we issued 3.875% convertible senior debentures due 2029 (the “debentures”) with an aggregate principal amount of $345.0 million. Each $1,000 debenture is currently convertible into 26.7722 shares of our common stock (equivalent to a conversion price of approximately $37.35 per share of common stock). In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

Jef - 47

Secured Long-Term Debt — On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At November 30, 2012, U.S. dollar denominated borrowings outstanding under the Credit Facility amounted to $350.0 million and are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. There were no non-U.S. dollar borrowings at November 30, 2012. We were in compliance with debt covenants under the Credit Facility at November 30, 2012.

Subsequent to November 30, 2012, we issued $1.0 billion in new senior unsecured long-term debt, including 5.125% Senior Notes, due 2023 and 6.5% Senior Notes, due 2043. The 5.125% Senior Notes were issued with a par amount of $600.0 million and we received proceeds of $595.6 million. The 6.5% Senior Notes were issued with a par amount of $400.0 million and we received proceeds of $391.7 million.

Note 15.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased 125,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, in a private placement. Our Series A Cumulative Convertible Preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 at a price of $1,000 per share plus accrued interest and will mature in 2036. As of November 30, 2012, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible preferred stock is considered “equity” for tax purposes.

As a result of the Merger Agreement, mandatorily redeemable convertible preferred stock will either be redeemed or exchanged for a newly created series of preferred shares of Leucadia, with terms, as practical, mirroring our existing Series A Cumulative Convertible Preferred Stock, which will cease to exist upon conversion into Leucadia preferred shares.

Note 16.	Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents noncontrolling interests at November 30, 2012 and 2011 (in thousands):

	November 30,
	2012	2011

JSOP	$303,178	$276,800
JESOP	35,239	31,979
Other(1)	8,321	3,884

Noncontrolling interests	$346,738	$312,663

__________________________

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Jef - 48

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within Stockholders’ equity, separately from our own equity on the Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the years ended November 30, 2012 and 2011 because all other comprehensive income or loss is attributed to us. We intend to redeem the ownership interests of JSOP and JESOP in the first quarter of 2013.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of mandatorily redeemable financial instruments and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in April 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million and $310.5 million at November 30, 2012 and 2011, respectively.

Under the proposed merger, it is contemplated that the mandatorily redeemable preferred interests will be amended and be contributed as stockholders’ equity of Jefferies Group, Inc.

Note 17.	Benefit Plans

U.S. Pension Plan

We sponsor a defined benefit pension plan, Jefferies Group, Inc. Employees’ Pension Plan (the “U.S. Pension Plan”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s career average pay. As a minimum, amortization of unrecognized net gain or loss included in Accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) shall be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen with no further benefit accruing to participants for future service after December 31, 2005.

Employer Contributions — Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We expect to contribute $3.0 million to the plan in the year ended November 30, 2013.

Jef - 49

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2012	2011
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$50,487	$45,535
Service cost	175	175
Interest cost	2,342	2,366
Actuarial losses	4,424	4,630
Administrative expenses paid	(236)	(201)
Benefits paid	(596)	(2,018)
Settlements	(3,163)	—

Projected benefit obligation, end of year	$53,433	$50,487

Change in plan assets
Fair value of assets, beginning of year	$36,457	$35,086
Employer contributions	2,000	2,000
Benefit payments made	(596)	(2,018)
Administrative expenses paid	(236)	(201)
Actual return on plan assets	5,440	1,590
Settlements	(3,163)	—

Fair value of assets, end of year	$39,902	$36,457

Deficit at end of year	$(13,531)	$(14,030)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2012	2011

Accumulated benefit obligation	$53,433	$50,487
Projected benefit obligation for service rendered to date	53,433	50,487
Plan assets, at fair value	39,902	36,457

Deficit	(13,531)	(14,030)
Unrecognized net loss	17,761	18,649

Prepaid benefit cost	4,230	4,619
Accumulated other comprehensive loss, before taxes	(17,761)	(18,649)

Pension liability	$(13,531)	$(14,030)

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Components of net periodic pension cost
Service cost	$175	$175	$183
Interest cost on projected benefit obligation	2,342	2,366	2,233
Expected return on plan assets	(2,513)	(2,578)	(2,382)
Net amortization	1,334	894	635
Settlement losses(1)	1,051	—	—

Net periodic pension cost	$2,389	$857	$669

_________________________

(1)
Of the $2.4 million in net periodic pension cost for the year ended November 30, 2012, $1.1 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in fiscal 2012 for terminated employees exceeded current year interest and service costs.

Jef - 50

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Amounts recognized in other comprehensive income
Net loss arising during the period	$1,498	$5,618	$2,556
Settlements during the period	(1,051)	—	—
Amortization of net loss	(1,334)	(894)	(635)

Total recognized in Other comprehensive income	$(887)	$4,724	$1,921

Net amount recognized in net periodic benefit cost and Other comprehensive income	$1,502	$5,581	$2,590

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $17.8 million, $18.6 million and $13.9 million as of November 30, 2012, 2011 and 2010, respectively. During 2013, we expect to recognize an amortization of net loss of $1.2 million as a component of net periodic benefit cost.

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011

Discount rate	4.00%	4.75%	5.25%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.50%

Expected Benefit Payments — Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2013	$1,045
2014	1,244
2015	1,708
2016	3,621
2017	2,414
2018 through 2022	13,322

Plan Assets — The following table presents the fair value of plan assets as of November 30, 2012 and 2011 by level within the fair value hierarchy (in thousands):

	As of November 30, 2012
	Level 1	Level 2	Total
Plan assets(1):
Cash and cash equivalents	$849	$—	$849
Listed equity securities(2)	20,321	—	20,321
Fixed income securities:
Corporate debt securities	—	8,037	8,037
Foreign corporate debt securities	—	345	345
U.S. government securities	4,618	—	4,618
Agency mortgage-backed securities	—	3,774	3,774
Commercial mortgage-backed securities	—	1,419	1,419
Asset-backed securities	—	524	524
Other	—	15	15

	$25,788	$14,114	$39,902

__________________________

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

Jef - 51

	As of November 30, 2011
	Level 1	Level 2	Total
Plan assets(1):
Cash and cash equivalents	$795	$—	$795
Listed equity securities(2)	17,974	—	17,974
Fixed income securities:
Corporate debt securities	—	5,969	5,969
Foreign corporate debt securities	—	927	927
U.S. government securities	4,325	—	4,325
Agency mortgage-backed securities	—	3,809	3,809
Commercial mortgage-backed securities	—	2,093	2,093
Asset-backed securities	—	547	547
Other	—	18	18

	$23,094	$13,363	$36,457

_________________________________

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

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

The target allocation of plan assets for 2013 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

Jef - 52

German Pension Plan

In connection with the acquisition of the Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets and is therefore unfunded; however, the plan is funded by insurance contracts with multi-national insurers held in the name of Jefferies Bache Limited. The investments in these insurance contracts are included in Financial Instruments owned — Investments at fair value in the Consolidated Statement of Financial Condition and have a fair value of $18.6 million at November 30, 2012. We expect to pay the pension liability from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the year ended November 30, 2012 and five months ended November 30, 2011.

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the year ended November 30, 2012 and five months ended November 30, 2011 (in thousands):

	Year Ended November 30, 2012	Five Months Ended November 30, 2011
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$19,799	$21,840
Service cost	36	15
Interest cost	1,027	434
Actuarial losses (gain)	5,413	(414)
Benefits paid	(1,121)	(471)
Currency adjustment	(645)	(1,605)

Projected benefit obligation, end of period	$24,509	$19,799

	Year Ended November 30, 2012	Five Months Ended November 30, 2011
Components of net periodic pension cost
Service cost	$36	$15
Interest cost on projected benefit obligation	1,027	434

Net periodic pension cost	$1,063	$449

The accumulated benefit obligation at November 30, 2012 and 2011 is $24.5 million and $19.8 million, respectively. The amount in accumulated Other comprehensive income at November 30, 2012 and 2011 is a debit of $4.4 million and a credit of $287,000, respectively. The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the year ended November 30, 2012 and five month period ended November 30, 2011:

	Year Ended November 30, 2012	Five Months Ended November 30, 2011
Projected benefit obligation
Discount rate	3.60%	5.60%
Rate of compensation increase	3.00%	3.00%
Net periodic pension benefit cost
Discount rate	5.60%	5.30%
Rate of compensation increase	3.00%	3.00%

Jef - 53

Expected Benefit Payments — Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2013	1,194
2014	1,265
2015	1,290
2016	1,327
2017	1,308
2018 through 2022	6,666

Note 18.	Compensation Plans

We sponsor the following share-based compensation plans: incentive compensation plan, director plan, employee stock purchase plan and the deferred compensation plan. The fair value of share-based awards is estimated on the date of grant based on the market price of our common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods.

Total compensation cost related to share-based compensation plans was $85.2 million, $136.0 million and $151.1 million for the years ended November 30, 2012 and 2011 and eleven months November 30, 2010, respectively. The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was $19.8 million, $32.2 million and $3.0 million during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $31.4 million, $34.6 million and $2.4 million related to share-based compensation in cash flows from financing activities for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Due to our tax year end coinciding with our fiscal year end November 30, the timing of certain deductions related to share-based compensation are impacted such that tax benefits resulting from the vesting of awards are realized in the following fiscal year. Consequently, approximately $21.3 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 29, 2012 relates to share-based compensation awards that vested during January through November 2011, and approximately $19.7 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010. Additionally, we expect to recognize a net tax deficiency of $18.2 million related to share-based compensation awards that vested during January through November 2012 in additional paid-in capital during the three month period ending February 28, 2013.

As of November 30, 2012, we had $202.9 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.0 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share-based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan and other forms of restricted cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010:

Incentive Compensation Plan.    We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then outstanding awards (as defined in the Incentive Plan) plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant.

Jef - 54

Restricted Stock and Restricted Stock Units

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture. The Incentive Plan also allows for grants of restricted stock units. RSUs give a participant the right to receive fully vested shares at the end of a specified deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on our common stock.

During the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010, we granted restricted stock and RSUs as part of year-end compensation. We generally did not grant restricted stock and RSUs as part of year-end compensation during the twelve months ended November 30, 2012. Restricted stock and RSUs granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date preceded the grant date for restricted stock and RSUs granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the year ended November 30, 2011, we recognized compensation expense of $64.0 million related to restricted stock and restricted stock units of approximately 6,339,000 and 16,000, respectively, granted as part of our 2011 year end compensation. For the eleven months ended November 30, 2010, we recognized compensation expense of $114.7 million related to restricted stock and restricted stock units of approximately 5,062,000 and 127,000, respectively, granted as part of our 2010 year end compensation.

In 2011, we offered our employees the option to receive the stock portion of their year-end compensation in the form of either shares or cash, with the cash amount being equal to 75% of the grant-date amount of the stock that an employee would otherwise receive. The election resulted in a decrease to share-based compensation expense of approximately $23.3 million, as certain employees elected to receive reduced cash awards in lieu of the full grant-date amount of the shares. This offset increased cash compensation expense by approximately $17.5 million. The net effect of this election on total compensation and benefits expense was a reduction of approximately $5.8 million. While these cash awards were fully expensed in 2011, they will legally vest in future periods.

In addition to year end compensation awards, we grant restricted stock and RSUs to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions. We amortize these awards granted to senior executives over the service period as we have determined it is probable that the performance condition will be achieved.

The total compensation cost associated with restricted stock and RSUs amounted to $83.8 million, $134.1 million and $149.8 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Total compensation cost includes year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

The following table details the activity of restricted stock (in thousands, except per share amounts):

	Year Ended November 30, 2012	Weighted Average Grant Date Fair Value
Restricted stock
Balance, beginning of period	9,032	$19.05
Grants(1)	2,253	$14.76
Forfeited	(118)	$24.32
Fulfillment of service requirement(1)	(3,109)	$19.53

Balance, end of period(2)	8,058	$17.59

___________________________

(1)
Includes approximately 617,000 shares of restricted stock granted with no future service requirements during the year ended November 30, 2012. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $14.74 per share.

(2)	Represents restricted stock with a future service requirement.

Jef - 55

The following table details the activity of restricted stock units (in thousands, except per share amounts):

	Year Ended November 30, 2012		Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Restricted stock units
Balance, beginning of period	4,968	18,994	$23.53	$14.17
Grants	4,994	485 (1)	$14.18	$13.50
Distribution of underlying shares	—	(3,370)	$—	$21.93
Forfeited	(140)	(59)	$23.25	$18.68
Fulfillment of service requirement	(606)	606	$20.31	$20.31

Balance, end of period	9,216	16,656	$18.67	$12.79

_________________________

(1)
Includes approximately 450,000 dividend equivalents declared on RSUs during the year ended November 30, 2012. The weighted average grant date fair value of these dividend equivalents was approximately $13.36.

The aggregate fair value of restricted stock and RSUs granted with a service requirement that vested during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 was $48.4 million, $32.7 million, and $11.4 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $9.6 million, $79.7 million and $120.2 million during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

Directors’ Plan.    We have a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each nonemployee director of $100,000 of restricted stock or deferred shares (which are similar to restricted stock units). These grants are made automatically on the date directors are elected or reelected at our annual shareholders’ meeting. These grants legally vest three years after the date of grant and are expensed in the year of grant.

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statements of Earnings, was $1.2 million, $1.6 million and $1.2 million for the years ended November 30, 2012 and 2011, and eleven months ended November 30, 2010, respectively.

Employee Stock Purchase Plan.    We also have an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full time employees and employees who work part time over 20 hours per week to purchase shares of our common stock at a discount. Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of our common stock on the last day of the applicable session (monthly).

Deferred Compensation Plan.    We also have a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis by investing in our common stock at a discount (“DCP shares”), or by allocating among any combination of the investment funds available under the Deferred Compensation Plan. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $0.2 million, $0.3 million and $0.1 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. As of November 30, 2012, there were approximately 1,866,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan.    We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We made no contributions to the ESOP and no compensation cost related to the ESOP were incurred during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010.

Profit Sharing Plan.    We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $5.7 million, $6.0 million and $5.0 million for the years ended November 30, 2012 and 2011, and eleven months ended November 30, 2010, respectively.

Restricted Cash Awards.    We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years, with an approximate average term of two years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $194.4 million, $119.2 million and $49.2 million for the years ended November 30, 2012 and 2011 and the eleven months ended November 30, 2010, respectively. At November 30, 2012 and 2011, the remaining unamortized amount of these awards was $198.9 million and $211.4 million, respectively and is included within Other assets on the Consolidated Statements of Financial Condition.

Jef - 56

Note 19.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the years ended November 30, 2012 and 2011 and eleven months November 30, 2010 (in thousands, except per share amounts):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Earnings for basic earnings per common share:
Net earnings	$323,149	$286,368	$240,267
Net earnings to noncontrolling interests	40,740	1,750	16,601

Net earnings to common shareholders	282,409	284,618	223,666
Less: Allocation of earnings to participating securities(1)	17,392	13,822	8,069

Net earnings available to common shareholders	$265,017	$270,796	$215,597

Earnings for diluted earnings per common share:
Net earnings	$323,149	$286,368	$240,267
Net earnings to noncontrolling interests	40,740	1,750	16,601

Net earnings to common shareholders	282,409	284,618	223,666
Add: Convertible preferred stock dividends	4,063	4,063	3,724
Less: Allocation of earnings to participating securities(1)	17,407	13,823	8,084

Net earnings available to common shareholders	$269,065	$274,858	$219,306

Shares:
Average common shares used in basic computation	215,989	211,056	196,393
Stock options	2	7	13
Mandatorily redeemable convertible preferred stock	4,110	4,108	4,105
Convertible debt	—	—	—

Average common shares used in diluted computation	220,101	215,171	200,511

Earnings per common share:
Basic	$1.23	$1.28	$1.10
Diluted	$1.22	$1.28	$1.09

__________________________

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 14,123,000, 10,667,000 and 7,285,000 for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Dividends declared on participating securities during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 amounted to approximately $4.3 million, $3.4 million and $2.3 million, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Jef - 57

Restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 14, Long-Term Debt and the governing provisions of the Delaware General Corporation Law.

Dividends per share of common stock declared during the quarter are reflected below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2012	$0.075	$0.075	$0.075	$0.075
2011	$0.075	$0.075	$0.075	$0.075

On December 6, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on December 31, 2012 to stockholders of record as of December 21, 2012.

Note 20.	Income Taxes

Total income taxes for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 were allocated as follows (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011

Income tax expense	$168,646	$132,966	$156,404
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(19,789)	(32,200)	(2,965)

	$148,857	$100,766	$153,439

Income tax expense for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 consists of the following components (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Current:
Federal	$62,710	$65,702	$123,352
State and local	18,520	28,644	36,379
Foreign	2,773	8,443	(7,716)

	84,003	102,789	152,015

Deferred:
Federal	79,224	7,637	(15,275)
State and local	13,006	(694)	388
Foreign	(7,587)	23,234	19,276

	84,643	30,177	4,389

	$168,646	$132,966	$156,404

Jef - 58

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate of 35% to earnings before income taxes for 2012, 2011 and 2010 as a result of the following (in thousands):

	Year Ended November 30,				Eleven Months Ended November 30, 2010
	2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected income taxes	$172,128	35.0%	$146,767	35.0%	$138,835	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	20,492	4.2	18,168	4.3	23,899	6.0
Bargain purchase gain on the acquisition of the Global Commodities Group	—	—	(18,363)	(4.4)	—	—
Noncontrolling interest, not subject to tax	(14,161)	(2.9)	(613)	(0.1)	(5,810)	(1.5)
Foreign income	(7,528)	(1.5)	(11,736)	(2.8)	525	0.1
Other, net	(2,285)	(0.5)	(1,257)	(0.3)	(1,045)	(0.2)

Total income taxes	$168,646	34.3%	$132,966	31.7%	$156,404	39.4%

The following table presents a reconciliation of gross unrecognized tax benefits for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011

Balance at beginning of period	$79,779	$52,852	$24,153
Increases based on tax positions related to the current period	30,671	14,159	22,198
Increases based on tax positions related to prior periods	7,549	14,696	6,753
Decreases based on tax positions related to prior periods	(5,893)	(1,808)	(252)
Decreases related to settlements with taxing authorities	(487)	(120)	—
Decreases related to a lapse of applicable statutes of limitation	(1,080)	—	—

Balance at end of period	$110,539	$79,779	$52,852

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $72.4 million, $52.3 million and $34.3 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Interest related to income tax liabilities is recognized in Interest expense. Penalties, if any, are recognized in Other expenses. Net interest expense related to income tax liabilities was $4.5 million, $4.4 million and $2.0 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. In addition to the liability for unrecognized tax benefits, we had interest accrued of approximately $15.3 million, $10.8 million and $6.4 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued.

Jef - 59

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2012 and 2011 are presented below (in thousands):

	November 30,
	2012	2011
Deferred tax assets:
Compensation	$333,318	$390,831
Net operating loss	22,447	12,384
Other	30,932	31,732

Sub-total	386,697	434,947
Valuation allowance	(11,754)	(11,950)

Total deferred tax assets	374,943	422,997

Deferred tax liabilities:
Long-term debt	37,370	31,727
Amortization of intangibles	62,617	52,623
Other	47,811	27,575

Total deferred tax liabilities	147,798	111,925

Net deferred tax asset, included in Other assets	$227,145	$311,072

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $227.1 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2012, we had loss carryforwards in Asia, primarily Japan, and the United Kingdom of approximately $80.0 million. The Japanese losses begin to expire in the year 2013 while the United Kingdom losses have an unlimited carryforward period. The deferred tax assets related to the losses in Asia and the United Kingdom have been offset by a valuation allowance of $7.0 million and $0.9 million, respectively.

There is a current net tax receivable of $69.8 million and $68.9 million at November 30, 2012 and 2011, respectively.

At November 30, 2012, we had approximately $96 million of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded because these earnings are permanently invested abroad. Accordingly, a deferred tax liability of approximately $20 million has not been recorded with respect to these earnings.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, various tax examinations will be concluded and statutes of limitation will expire. However, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the effective tax rate over the next 12 months.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year

United States	2006
United Kingdom	2011
California	2004
Connecticut	2006
Massachusetts	2006
New Jersey	2007
New York State	2001
New York City	2003

Jef - 60

Note 21.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2012 (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Maximum Payout

Equity commitments	$0.4	$4.1	$1.2	$—	$633.0	$638.7
Loan commitments	129.8	387.6	111.3	16.4	2.3	647.4
Mortgage-related commitments	1,056.4	465.8	577.8	—	—	2,100.0
Forward starting reverse repos and repos	342.7	—	—	—	—	342.7

	$1,529.3	$857.5	$690.3	$16.4	$635.3	$3,728.8

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of November 30, 2012. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure(1)	Corporate Lending Exposure at Fair Value(2)	Corporate Lending Commitments (3)

Non-investment grade	$90.0	$80.5	$2.4	$172.9	$36.2	$136.7
Unrated	72.5	663.4	—	735.9	225.2	510.7

Total	$162.5	$743.9	$2.4	$908.8	$261.4	$647.4

____________________________
(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)
The corporate lending exposure carried at fair value includes $261.4 million of funded loans included in Financial instruments owned — Loans and a $7.1 million liability related to lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of November 30, 2012.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.    We have commitments to invest $500.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of November 30, 2012, and have funded $107.5 million and $110.0 million, respectively. See Note 11, Investments for additional information regarding these investments.

At November 30, 2012, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of November 30, 2012, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC., leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P.. As of November 30, 2012, we have funded approximately $27.1 million and $3.6 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $54.3 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. As of November 30, 2012, we have funded approximately $43.6 million and $2.2 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $3.2 million unfunded in aggregate.

Jef - 61

As of November 30, 2012, we had other equity commitments to invest up to $29.8 million in various other investments of which $2.7 million remains unfunded.

Loan Commitments.    From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of November 30, 2012, we had $267.6 million of loan commitments outstanding to clients.

On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of November 30, 2012, we have funded $125.0 million of the aggregate principal balance and $375.0 million of our commitment remained unfunded.

We entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $37.5 million. As of November 30, 2012, we funded approximately $32.7 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $4.8 million of our commitment remained unfunded.

The unfunded loan commitments to Jefferies Finance and JEP IV of $379.8 million in aggregate are unrated and included in the total unrated lending commitments of $510.7 million presented in the table above.

Mortgage-Related Commitments.     We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $57.2 million at November 30, 2012.

Forward Starting Reverse Repos and Repos.    We enter into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

Leases.    As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2023 which are operating leases. At November 30, 2012, future minimum aggregate lease payments for all noncancelable operating leases for fiscal years ended November 30, 2013 through 2017 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Gross	Sub-Leases	Net

2013	$65,602	$5,440	$60,162
2014	58,341	5,013	53,328
2015	33,090	2,344	30,746
2016	30,050	2,221	27,829
2017	28,566	300	28,266
Thereafter	88,216	—	88,216

Total	$303,865	$15,318	$288,547

Rental expense, net of subleases, amounted to $48.4 million, $44.3 million and $36.2 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. In January 2013, we amended our lease agreement for our global executive offices and principal administrative offices in New York to extend the term through 2029.

Jef - 62

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commences on various dates in 2013 and 2014. At November 30, 2012, minimum future lease payments are as follows (in thousands):

Fiscal Year

2013	$3,887
2014	3,887
2015	3,887
2016	3,887
2017	3,887
Thereafter	1,750

Net minimum lease payments	21,185
Less amount representing interest	2,219

Present value of net minimum lease payments	$18,966

Guarantees

Derivative Contracts.    Our dealer activities cause us to make markets and trade in a variety of derivative instruments. Certain derivative contracts that we have entered into meet the accounting definition of a guarantee under U.S. GAAP, including credit default swaps, written foreign currency options and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of our maximum potential payout under these contracts.

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2012 (in millions):

	Expected Maturity Date
Guarantee Type	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Notional/ Maximum Payout

Derivative contracts — non-credit related	$52,712.3	$45,703.9	$1.3	$—	$—	$98,417.5
Derivative contracts — credit related	—	—	—	67.5	—	67.5

Total derivative contracts	$52,712.3	$45,703.9	$1.3	$67.5	$—	$98,485.0

At November 30, 2012 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout

Credit related derivative contracts:
Index credit default swaps	$ 67.5	$ —	$—	$ —	$ —	$ —	$ 67.5

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2012, the fair value of derivative contracts meeting the definition of a guarantee is approximately $167.0 million.

Other Guarantees.    We are members of various exchanges and clearing houses. In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote. Accordingly no liability has been recognized for these arrangements.

Jef - 63

Note 22.	Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1. Jefferies Bache, LLC is also registered as a Futures Commission Merchants and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of November 30, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies	$841,263	$794,419
Jefferies Execution	12,749	12,499
Jefferies High Yield Trading	566,040	565,790

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$252,281	$85,241

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom (“U.K.”).

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 23.	Segment Reporting

We operate in two principal segments — Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking comprising of underwriting and financial advisory activities. The Capital Markets reportable segment provides the sales, trading and origination support for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

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

Jef - 64

Our net revenues and expenses by segment are summarized below for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 (in millions):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Capital Markets:
Net revenues	$2,971.8	$2,502.6	$2,175.5
Expenses	$2,433.5	$2,095.0	$1,751.4
Asset Management:
Net revenues	$27.0	$46.2	$16.8
Expenses	$30.6	$30.9	$29.3
Total:
Net revenues	$2,998.8	$2,548.8	$2,192.3
Expenses	$2,464.1	$2,125.9	$1,780.7

The following table summarizes our total assets by segment as of November 30, 2012 and 2011 (in millions):

	November 30,
	2012	2011
Segment Assets:
Capital Markets	$36,277.7	$34,946.0
Asset Management	15.8	25.4

Total assets	$36,293.5	$34,971.4

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 were as follows (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011

Americas(1)	$2,469,696	$2,027,887	$1,882,764
Europe(2)	426,098	494,917	300,405
Asia	102,990	26,009	9,081

Net revenues	$2,998,784	$2,548,813	$2,192,250

____________________________

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 24.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.    We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2012 and 2011, loans to and/or equity investments in Private Equity Related Funds were $104.2 million and $128.1 million, respectively. Interest income earned on loans to Private Equity Related Funds was $3.1 million, $3.1 million and $4.8 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds was a $8.5 million loss, $9.2 million gain and a $0.3 million loss for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21, Commitments, Contingencies and Guarantees.

Jef - 65

Berkadia Commercial Mortgage, LLC.    At November 30, 2012, we have commitments to purchase $411.6 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees.    At November 30, 2012 and 2011, we had $46.5 million and $59.2 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia.    During the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $9.8 million, $7.2 million and $17,000, respectively. These revenues are recorded in Commission income on the Consolidated Statements of Earnings. During the years ended November 30, 2012 and 2011, we distributed to Leucadia approximately $5.4 million and $9.0 million, respectively, related to earnings associated with their investment in our high yield joint venture.

For information on transactions with our equity method investees, see Note 11, Investments.

Note 25.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the years ended November 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012

Total revenues	$1,006,811	$946,072	$945,052	$973,270
Net revenues	779,966	711,031	738,938	768,849
Earnings before income taxes	148,869	106,582	122,369	113,975
Earnings to common shareholders	77,136	63,498	70,171	71,604
Earnings per common share:
Basic	$0.33	$0.28	$0.31	$0.31

Diluted	$0.33	$0.28	$0.31	$0.31

	Three Months Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011

Total revenues	$966,676	$970,117	$794,104	$798,740
Net revenues	758,382	727,165	509,282	553,983
Earnings before income taxes	162,931	130,484	55,238	70,680
Earnings to common shareholders	87,341	80,616	68,275	48,386
Earnings per common share:
Basic	$0.42	$0.36	$0.30	$0.21

Diluted	$0.42	$0.36	$0.30	$0.21

Jef - 66