Form 10-Q
period 2013-03-31
LEUCADIA NATIONAL CORP
filed 2013-05-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock at April 25, 2013 was 364,252,968.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2013 and December 31, 2012
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$3,140,421	$145,960
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,728,742	–
Financial instruments owned, including securities pledged of $14,174,814 and $406,828:
Trading assets, at fair value	16,413,535	1,077,172
Available for sale securities	2,794,516	3,356,992
Total financial instruments owned	19,208,051	4,434,164
Investments in managed funds	59,976	–
Loans to and investments in associated companies	1,240,623	807,474
Securities borrowed	5,315,488	–
Securities purchased under agreements to resell	3,578,366	–
Securities received as collateral	25,338	–
Receivables from brokers, dealers and clearing organizations	2,841,195	6,824
Receivables from customers of brokerage operations	1,045,251	–
Property, equipment and leasehold improvements, net	933,073	857,360
Intangible assets, net	1,087,700	829,831
Goodwill	1,738,744	24,195
Deferred tax asset, net	1,822,135	1,214,615
Other assets	1,584,191	1,028,695
Total	$47,349,294	$9,349,118

LIABILITIES
Short-term borrowing	$100,000	$–
Trading liabilities, at fair value	9,766,876	–
Securities loaned	1,902,687	–
Securities sold under agreements to repurchase	8,413,880	391,705
Obligation to return securities received as collateral	25,338	–
Payables to brokers, dealers and clearing organizations	1,792,306	854
Payables to customers of brokerage operations	5,450,781	–
Trade payables, expense accruals and other liabilities	1,400,761	588,580
Long-term debt	7,753,948	1,358,695
Total liabilities	36,606,577	2,339,834

MEZZANINE EQUITY
Redeemable noncontrolling interests in subsidiary	219,762	241,649
Mandatorily redeemable convertible preferred shares	125,000	–

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
363,940,993 and 244,582,588 shares issued and outstanding, after deducting
47,011,534 and 47,006,711 shares held in treasury	363,941	244,583
Additional paid-in capital	4,846,279	1,577,528
Accumulated other comprehensive income	506,870	705,129
Retained earnings	4,324,471	4,240,028
Total Leucadia National Corporation shareholders’ equity	10,041,561	6,767,268
Noncontrolling interest	356,394	367
Total equity	10,397,955	6,767,635

Total	$47,349,294	$9,349,118

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	2013	2012

Revenues and Other Income:
Beef processing services	$1,788,813	$1,790,555
Realized security gains	229,891	424,936
Interest income	5,709	5,770
Other	119,623	164,000
Total revenues	2,144,036	2,385,261

Expenses:
Cost of sales	1,830,463	1,823,162
Compensation and benefits	45,936	52,119
Interest	21,319	28,845
Depreciation and amortization	29,796	34,293
Selling, general and other expenses	81,272	90,450
	2,008,786	2,028,869

Income from continuing operations before income taxes and
income related to associated companies	135,250	356,392
Income taxes	67,602	133,425
Income from continuing operations before income related to
associated companies	67,648	222,967
Income related to associated companies, net of income tax
provision (benefit) of $(19,595) and $139,369	233,122	262,539
Income from continuing operations	300,770	485,506
Income (loss) from discontinued operations, net of income tax
(benefit) of $(65) and $(37)	(156)	1,729
Loss on disposal of discontinued operations, net of income tax
(benefit) of $(175) and $0	(325)	–
Net income	300,289	487,235
Net (income) loss attributable to the noncontrolling interest	622	(202)
Net (income) loss attributable to the redeemable noncontrolling interests	4,531	3,844
Preferred stock dividends	(339)	–

Net income attributable to Leucadia National Corporation common shareholders	$305,103	$490,877

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended March 31, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	2013	2012

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.10	$2.00
Income (loss) from discontinued operations	–	.01
Loss on disposal of discontinued operations	–	–
Net income	$1.10	$2.01

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.08	$1.97
Income (loss) from discontinued operations	–	–
Loss on disposal of discontinued operations	–	–
Net income	$1.08	$1.97

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$305,584	$489,148
Income (loss) from discontinued operations, net of taxes	(156)	1,729
Loss on disposal of discontinued operations, net of taxes	(325)	–
Net income	$305,103	$490,877

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net income	$300,289	$487,235
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during
the period, net of income tax provision (benefit) of $4,336 and $(9,201)	7,809	(16,571)
Less: reclassification adjustment for net (gains) losses included in net income,
net of income tax provision (benefit) of $114,143 and $123,791	(205,584)	(222,964)
Net change in unrealized holding gains (losses) on investments,
net of income tax provision (benefit) of $(109,807) and $(132,992)	(197,775)	(239,535)

Net unrealized foreign exchange gains (losses) arising during the period,
net of income tax provision (benefit) of $(938) and $(1,070)	(1,689)	(1,927)
Less: reclassification adjustment for foreign exchange (gains) losses
included in net income, net of income tax provision (benefit) of $0 and $0	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $(938) and $(1,070)	(1,689)	(1,927)

Net unrealized gains (losses) on derivatives arising during the period,
net of income tax provision (benefit) of $2 and $(89)	5	(160)
Less: reclassification adjustment for derivative (gains) losses
included in net income, net of income tax provision (benefit) of $0 and $0	–	–
Net change in unrealized derivative gains (losses), net of income tax
provision (benefit) of $2 and $(89)	5	(160)

Net pension and postretirement gain (loss) arising during the period,
net of income tax provision (benefit) of $0 and $0	–	–
Less: reclassification adjustment for pension and postretirement (gains) losses
included in net income, net of income tax provision (benefit) of $(666) and $(433)	1,200	780
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $666 and $433	1,200	780

Other comprehensive (loss), net of income taxes	(198,259)	(240,842)

Comprehensive income (loss)	102,030	246,393

Comprehensive (income) loss attributable to the noncontrolling interest	622	(202)

Comprehensive (income) loss attributable to the redeemable noncontrolling interests	4,531	3,844

Preferred stock dividends	(339)	–

Comprehensive income (loss) attributable to Leucadia National Corporation
common shareholders	$106,844	$250,035

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net cash flows from operating activities:
Net income	$300,289	$487,235
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	39,704	263,133
Depreciation and amortization of property, equipment and leasehold improvements	19,159	26,247
Other amortization	17,093	23,894
Share-based compensation	1,829	3,892
Provision for doubtful accounts	2,361	2,484
Net securities gains	(229,891)	(424,936)
Income related to associated companies	(213,527)	(401,908)
Distributions from associated companies	9,766	10,660
Net gains related to real estate, property and equipment, and other assets	(448)	(4,352)
Income related to Fortescue’s Pilbara project, net of proceeds received	–	62,812
Loss on disposal of discontinued operations	500	–
Net change in:
Receivables	(1,931)	(28,591)
Other assets	(2,820)	3,142
Trade payables, expense accruals and other liabilities	(105,320)	(65,983)
Other	(22)	(416)
Net cash used for operating activities	(163,258)	(42,687)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements	(20,777)	(18,575)
Acquisitions of and capital expenditures for real estate investments	(1,011)	(1,248)
Proceeds from disposals of real estate, property and equipment, and other assets	14,985	1,979
Net change in restricted cash	86	4,676
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	1,422	(384)
Cash acquired upon acquisition of Jefferies Group LLC	3,017,958	–
Advances on notes and other receivables	(1,406)	(451)
Collections on notes, loans and other receivables	6,206	6,068
Investments in associated companies	(16,173)	(498)
Capital distributions and loan repayment from associated companies	7,229	8,886
Purchases of investments (other than short-term)	(353,965)	(558,688)
Proceeds from maturities of investments	271,363	75,162
Proceeds from sales of investments	185,008	1,022,731
Other	(245)	–
Net cash provided by investing activities	3,110,680	539,658

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the periods ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$114,048	$70,433
Reduction of debt	(18,899)	(525,940)
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	(21,042)	–
Distributions to redeemable noncontrolling interests	(119)	–
Dividends paid	(22,996)	–
Other	(3,953)	(4,663)
Net cash provided by (used for) financing activities	47,039	(460,170)
Net increase in cash and cash equivalents	2,994,461	36,801
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	145,960	168,490
Cash and cash equivalents at March 31, including cash classified as assets of
discontinued operations	$3,140,421	$205,291

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$37,587	$56,466
Income tax payments, net	$7,732	$14,941

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$3,376,939	$–

Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd.,
which was spun off	$175,958	$–

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2013 and 2012
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income	Earnings	Subtotal	Interest	Total

Balance, January 1, 2012	$244,583	$1,570,684	$912,421	$3,446,708	$6,174,396	$3,865	$6,178,261
Net income				490,877	490,877	202	491,079
Other comprehensive loss, net of taxes			(240,842)		(240,842)		(240,842)
Contributions from noncontrolling interests						26	26
Distributions to noncontrolling interests						(1,576)	(1,576)
Change in fair value of redeemable
noncontrolling interests		(644)			(644)		(644)
Share-based compensation expense		3,892			3,892		3,892

Balance, March 31, 2012	$244,583	$1,573,932	$671,579	$3,937,585	$6,427,679	$2,517	$6,430,196

Balance, January 1, 2013	$244,583	$1,577,528	$705,129	$4,240,028	$6,767,268	$367	$6,767,635
Net income				305,103	305,103	(622)	304,481
Other comprehensive loss, net of taxes			(198,259)		(198,259)		(198,259)
Acquisition of Jefferies Group LLC	119,363	3,257,576			3,376,939	356,180	3,733,119
Distribution of common shares of Crimson
Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests						891	891
Distributions to noncontrolling interests						(4,844)	(4,844)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	–
Change in fair value of redeemable
noncontrolling interests		17,237			17,237		17,237
Purchase of common shares for treasury	(134)	(3,464)			(3,598)		(3,598)
Share-based compensation expense		1,829			1,829		1,829
Dividends ($.0625 per common share)				(23,660)	(23,660)		(23,660)
Other	129	(5)			124		124

Balance, March 31, 2013	$363,941	$4,846,279	$506,870	$4,324,471	$10,041,561	$356,394	$10,397,955

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

Note 1.  Introduction

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in our audited consolidated financial statements for the year ended December 31, 2012, which are included in our Annual Report filed on Form 10-K for such year (the “2012 10-K”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The Consolidated Statement of Financial Condition at December 31, 2012 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

On November 11, 2012, we entered into a definitive merger agreement with Jefferies Group, Inc., now known as Jefferies Group LLC (“Jefferies”), pursuant to which and after a series of merger transactions, Jefferies became one of our wholly-owned subsidiaries on March 1, 2013. Jefferies is a full-service global investment banking firm. Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio"). Prior to the closing, we owned 58,006,024 common shares of Jefferies representing approximately 28% of the outstanding common shares of Jefferies. Richard Handler, Chief Executive Officer and Chairman of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia. Brian Friedman, the Chairman of the Executive Committee of Jefferies, was also appointed President and a Director of Leucadia. Following the acquisition, Jefferies continues to operate as a full-service global investment banking firm, retains a separate credit rating and intends to remain an SEC reporting company, filing annual, quarterly and periodic reports.

Jefferies has historically reported its Statement of Financial Condition on an unclassified basis, while we have historically reported a classified Statement of Financial Condition, with assets and liabilities separated between current and non-current. However, after giving consideration to the nature of Jefferies business and its impact on our Consolidated Statement of Financial Condition, upon completion of the acquisition we believe it is preferable to report our Consolidated Statement of Financial Condition on an unclassified basis. Accordingly, certain amounts for prior periods have been reclassified to be consistent with the 2013 presentation. In addition, Jefferies has a fiscal year ended November 30th, which it will retain for standalone reporting purposes. Accordingly, we reflect Jefferies in our consolidated financial statements utilizing a one month lag. We have reviewed Jefferies business and internal operating results for the month of March 2013 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this quarterly Report on Form 10-Q, and we have concluded that no additional disclosure or adjustments are warranted.

On February 25, 2013, we distributed to our shareholders the common shares of the Crimson Wine Group, Ltd. (“Crimson”), a holding company through which we historically conducted our winery operations. The distribution was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes. Our common shareholders on the record date received one share of Crimson common stock for every ten common shares of Leucadia, with cash in lieu of fractional shares. The distribution was a condition to the Jefferies acquisition. As a result, we recorded a dividend of $197.0 million. Crimson was not reflected as a discontinued operation in our consolidated financial statements as amounts were not significant.

Note 2.  Significant Accounting Policies

The preparation of these financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, we evaluate all of these estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, asset impairment, the ability to realize deferred tax assets, the recognition and measurement of uncertain tax positions and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Our significant accounting policies have not changed as a result of the Jefferies acquisition; however, many accounting policies that were not significant or relevant prior to the acquisition are now or will become significant accounting policies in the future. Those policies are provided below. At the date of the Jefferies acquisition, all acquired assets and liabilities were recorded at fair value, in many cases employing the fair value methodologies described below. See Note 4 for more information.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies LLC as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. One of Jefferies subsidiaries, Jefferies Bache, LLC, as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.

Financial Instruments

Trading assets and trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. Trading assets and trading liabilities primarily represent Jefferies trading activities including both cash and derivative products and, prior to the Jefferies acquisition, trading assets include our investment in Jefferies common shares. Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations. Available for sales securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes. The fair value of these financial instruments is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

Jefferies Valuation Process for Financial Instruments

The Jefferies Independent Price Verification ("IPV") Group, which is an independent discipline within the Jefferies financial control function, in partnership with Market Risk Management, is responsible for establishing Jefferies valuation policies and procedures. The IPV Group and Market Risk Management, which are independent of business functions, play an important role and serve as a control function in determining that Jefferies financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Jefferies Global Controller and is subject to the oversight of the IPV Committee, which is comprised of senior Jefferies finance department personnel. Jefferies independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

Price Testing Process.  The business units are responsible for determining the fair value of Jefferies financial instruments using approved valuation models and methodologies. In order to ensure that the business unit valuations represent a fair value exit price, the IPV Group tests and validates the fair value of the financial instruments inventory. In the testing process, the IPV Group obtains prices and valuation inputs from sources independent of Jefferies, consistently adheres to established procedures set forth in the valuation policies for sourcing prices and valuation inputs and utilizing valuation methodologies. Sources used to validate fair value prices and inputs include, but are not limited to, exchange data, recently executed transactions, pricing data obtained from third party vendors, pricing and valuation services, broker quotes and observed comparable transactions.

To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate. The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results. This process also forms the basis for the classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3). The IPV Group utilizes the additional expertise of Market Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability. The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and is charged with the final conclusions as to the financial instrument fair values in the consolidated financial statements. This process specifically assists management in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. At each quarter end, the overall valuation results, as concluded upon by the IPV Committee, are presented to the Audit Committee.

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

Third Party Pricing Information.  Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. Jefferies has a process whereby it challenges the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) in order to validate the data for consistency with the definition of a fair value exit price. Jefferies process includes understanding and evaluating the external data providers’ valuation methodologies. For corporate, U.S. government and agency, and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, the independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, Jefferies considers pricing data from multiple service providers as available as well as compares pricing data to prices observed for recent transactions, if any, in order to corroborate valuation inputs.

Model Review Process.  Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Market Risk Management, independent from the trading desks, and then approved to be used in the valuation process. Review and approval of a model for use includes benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated by Market Risk Management annually or more frequently if market conditions or use of the valuation model changes.

Investments in Managed Funds

Investments in managed funds include our investments in funds managed by us and our investments in related party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for at fair value with gains or losses included in the Consolidated Statements of Operations.

Loans to and Investments in Associated Companies

Loans to and investments in associated companies include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such investments. Loans to and investments in associated companies are accounted for using the equity method. See Note 12, Loans to and Investments in Associated Companies, and Note 27, Related Party Transactions, for additional information regarding certain of these investments.

Receivables from and Payables to Customers of Brokerage Operations

Receivables from and payables to customers of brokerage operations include amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivables from officers and directors included within this financial statement line item represent balances arising from their individual security transactions. These transactions are subject to the same regulations as customer transactions and are provided on substantially the same terms.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions and accounted for as collateralized financing transactions. In connection with both trading and brokerage activities, Jefferies borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. Jefferies has an active securities borrowed and lending matched book business in which it borrows securities from one party and lends them to another party. When Jefferies borrows securities, it generally provides cash to the lender as collateral, which is reflected in the Consolidated Statements of Financial Condition as securities borrowed. Jefferies earns interest revenues on this cash collateral. Similarly, when Jefferies lends securities to another party, that party provides cash to Jefferies as collateral, which is reflected in the Consolidated Statements of Financial Condition as securities loaned. Jefferies pays interest expense on the cash collateral received from the party borrowing the securities. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. Jefferies monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively "repos") are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis-by counterparty, where permitted by GAAP. The fair value of the underlying securities is monitored daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.

Intangible Assets, Net and Goodwill

Intangible Assets.  Intangible assets deemed to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets, impairment charges would have to be recorded.

An intangible asset with an indefinite useful life is not amortized but assessed annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. Fair value will be determined using valuation techniques consistent with what a market participant would use.

Goodwill.  At acquisition, we allocate the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values. Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Substantially all goodwill was recognized in connection with the Jefferies acquisition.

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired by comparing the estimated fair value of our reporting units with their carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. The fair values will be based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we will utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

Share-based Compensation

Share-based awards are measured based on the grant-date fair value of the award and recognized over the required service or vesting period. Expected forfeitures are included in determining share-based compensation expense.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.

Earnings per Common Share

Basic earnings per share ("EPS") is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units ("RSUs") for which no future service is required. Diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred shares and interest on convertible notes by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share. From time to time Jefferies has granted restricted stock and RSUs as part of its share-based compensation that contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, we calculate basic and diluted earnings per share under the two-class method.

Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in the Consolidated Statements of Operations.

When a transfer of assets does not meet the criteria of a sale, the transfer is accounted for as a secured borrowing.

Note 3.  Accounting Developments

Accumulated Other Comprehensive Income.  Effective January 2013, we adopted new Financial Accounting Standards Board ("FASB") Accounting Standards guidance with respect to the reporting of reclassifications out of accumulated other comprehensive income. The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. Adoption of this guidance had no impact on our consolidated financial statements but did require additional disclosures.

Balance Sheet Offsetting Disclosures.  In January 2013, we adopted new FASB guidance that required new disclosures regarding balance sheet offsetting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are offset in the balance sheet.  The amendments require disclosure of gross and net asset and liability information and is to be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance did not affect our consolidated financial statements but did require additional disclosures.

Indefinite-Lived Intangible Asset Impairment.  In January 2013, we adopted new FASB guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The guidance did not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate.  The adoption of this guidance had no impact on our consolidated financial statements.

Goodwill Testing.  In January 2013, we adopted new FASB guidance that outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The adoption of this guidance had no impact on our consolidated financial statements.

Note 4.  Acquisitions

As discussed above, Jefferies became a wholly-owned subsidiary on March 1, 2013. Each share of Jefferies common stock was converted at the Exchange Ratio into our common shares, an aggregate of approximately 119,363,000 common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. In addition, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or restricted stock units of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets. We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) are now convertible into our common shares. As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.82 per common share.

The Jefferies acquisition was accounted for using the acquisition method of accounting. The aggregate purchase price ($4,761.8 million) equaled the sum of the fair value of our common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by us ($1.3 billion) and the redemption value of the new series of preferred shares issued at closing, which represents its fair value. The fair values of the Jefferies common stock owned by us and the common shares and employee stock based awards issued were determined by using market prices at closing. Including our investment in Jefferies High Yield Holdings, LLC (“JHYH”), which was contributed to Jefferies capital after the acquisition, our aggregate investment in Jefferies is $5,120.8 million at March 31, 2013.

The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Cash and cash equivalents	$3,017,958
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,728,742
Financial instruments owned	16,413,535
Loans to and investments in associated companies	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Intangible assets, net	291,293
Goodwill	1,715,602
Deferred tax asset, net	542,480
Other assets	4,380,809
Total	$39,751,166

Liabilities
Short-term borrowing	$100,000
Trading liabilities	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Payables to customers of brokerage operations	5,450,781
Trade payables, expense accruals and other liabilities	2,731,834
Mandatorily redeemable preferred interest in JHYH held by Leucadia	358,951
Long-term debt	6,345,536
Total liabilities	34,633,157

Noncontrolling interests	356,180

Net assets acquired	$4,761,829

We have not yet completed all of our analyses to finalize the allocation of the purchase price to Jefferies acquired assets and liabilities. On a preliminary basis, the fair value of Jefferies customer relationships and tradename were estimated using an income approach which calculates the present value of the estimated future net economic benefits of the assets over their estimated remaining life. Replacement cost was used to estimate the fair value of internally developed software and exchange and clearing organization memberships based on the premise that a prudent investor would not pay more for an asset than its replacement cost. The fair values of Financial instruments owned and Trading liabilities are determined based upon the methodologies disclosed in Note 6 below. The fair values of Long-term debt is principally based on prices observed for recently executed market transactions or based on valuations received from third party brokers. The fair value of Noncontrolling interests, which principally represents third-party investors in JHYH, and the fair value of mandatorily redeemable preferred interests in JHYH held by us, is the estimated redemption value of those interests, which is based on their share of the underlying net assets in JHYH. JHYH net assets were valued using the methodologies disclosed in Note 6 below. The third-party interests in JHYH have been redeemed and our interest contributed to Jefferies capital. Approximately $111.5 million of goodwill is deductible for income tax purposes.

Amounts preliminarily allocated to intangible assets, the amortization period and goodwill were as follows (dollars in thousands):

		Amortization
	Amount	Years

Customer relationships	$136,002	9 to 18 years
Tradenames and related trademarks	131,299	Indefinite
Exchange, clearing organizations and
other memberships	23,992	Indefinite
Subtotal, intangible assets	291,293
Goodwill	1,715,602
Total	$2,006,895

For the three month period ended March 31, 2013, we expensed $5.8 million of costs related to the acquisition of Jefferies.

Unaudited pro forma operating results for the three month periods ended March 31, 2013 and 2012, assuming the acquisition of Jefferies had occurred on January 1, 2012, are as follows (in thousands, except per share amounts):

	2013	2012

Revenues and other income	$2,969,775	$3,187,122
Net income attributable to Leucadia National Corporation
common shareholders	$217,218	$375,154
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$0.57	$0.99
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$0.56	$0.97

Pro forma adjustments principally reflect an increase to amortization expenses related to the fair value of amortizable intangible assets and a reduction to interest expense for the amortization of the premium recorded to reflect long-term debt at fair value. The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2012.

Note 5.  Cash and Cash Equivalents

Cash and cash equivalents include the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012

Cash in banks	$977,222	$143,517
Money market and other short-term investments	2,163,199	2,443
Total cash and cash equivalents	$3,140,421	$145,960

Note 6.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$1,443,328	$232,045	$13,234	$–	$1,688,607
Corporate debt securities	–	3,339,644	31,820	–	3,371,464
Collateralized debt obligations	–	115,145	29,776	–	144,921
U.S. government and federal agency securities	776,846	132,794	–	–	909,640
Municipal securities	–	603,957	–	–	603,957
Sovereign obligations	2,041,200	1,455,658	–	–	3,496,858
Residential mortgage-backed securities	–	3,620,210	169,426	–	3,789,636
Commercial mortgage-backed securities	–	915,820	17,794	–	933,614
Other asset-backed securities	–	69,904	1,252	–	71,156
Loans and other receivables	–	797,374	170,986	–	968,360
Derivatives	445,895	1,491,718	220	(1,730,913)	206,920
Investments at fair value	–	1,036	70,067	–	71,103
Physical commodities	–	157,299	–	–	157,299
Total trading assets	$4,707,269	$12,932,604	$504,575	$(1,730,913)	$16,413,535

Available for sale securities:
Corporate equity securities	$460,844	$–	$–	$–	$460,844
Corporate debt securities	–	28,666	–	–	28,666
U.S. government and federal agency securities	1,468,588	5,998	–	–	1,474,586
Residential mortgage-backed securities	–	649,082	–	–	649,082
Commercial mortgage-backed securities	–	89,047	–	–	89,047
Other asset-backed securities	–	91,929	–	–	91,929
Other	–	362	–	–	362
Total available for sale securities	$1,929,432	$865,084	$–	$–	$2,794,516
Cash and cash equivalents	$3,140,421	$–	$–	$–	$3,140,421
Investments in managed funds	$–	$–	$59,976	$–	$59,976
Cash and securities segregated and on deposit for
regulatory purposes (3)	$3,728,742	$–	$–	$–	$3,728,742
Securities received as collateral	$25,338	$–	$–	$–	$25,338

Liabilities:
Trading liabilities:
Corporate equity securities	$1,697,826	$236,320	$38	$–	$1,934,184
Corporate debt securities	–	1,845,617	–	–	1,845,617
U.S. government and federal agency securities	2,567,397	–	–	–	2,567,397
Sovereign obligations	1,268,489	1,209,355	–	–	2,477,844
Residential mortgage-backed securities	–	94,532	1,542	–	96,074
Commercial mortgage-backed securities	–	1,811	–	–	1,811
Other asset-backed securities	–	3,695	–	–	3,695
Loans	–	444,609	7,398	–	452,007
Derivatives	435,602	1,640,905	11,405	(1,867,215)	220,697
Physical commodities	–	167,550	–	–	167,550
Total trading liabilities	$5,969,314	$5,644,394	$20,383	$(1,867,215)	$9,766,876
Obligation to return securities received as collateral	$25,338	$–	$–	$–	$25,338

	December 31, 2012
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Investment in Jefferies common shares	$1,077,172	$–	$–	$–	$1,077,172
Available for sale securities:
Corporate equity securities	$934,823	$–	$–	$–	$934,823
Corporate debt securities	–	16,648	–	–	16,648
U.S. government and federal agency securities	1,657,022	6,490	–	–	1,663,512
Residential mortgage-backed securities	–	601,456	–	–	601,456
Commercial mortgage-backed securities	–	59,113	–	–	59,113
Other asset-backed securities	–	80,556	–	–	80,556
Other	–	884	–	–	884
Total available for sale securities	$2,591,845	$765,147	$–	$–	$3,356,992
Cash and cash equivalents	$145,960	$–	$–	$–	$145,960

____________________
(1)	There were no transfers between Level 1 and Level 2 during 2013 or 2012.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $357.2 million.

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities:  GNMA project loan bonds and FNMA Delegated Underwriting and Servicing ("DUS") mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

Loans and Other Receivables

•
Corporate Loans:  Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by market transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•
OTC Derivative Contracts:  Over-the-counter ("OTC") derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

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

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy. To facilitate the trading in precious metals we undertake leasing of such precious metals. The fees earned or paid for such leases are recorded as revenues on the Consolidated Statements of Operations.

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and shares in non-U.S. exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands). Amounts were not significant in 2012.

	March 31, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (1)	$20,003	$–	Monthly/Quarterly
High Yield Hedge Funds (2)	327	–	–
Fund of Funds (3)	394	106	–
Equity Funds (4)	71,883	47,460	–
Convertible Bond Funds (5)	2,916	–	At Will
Other Investments (6)	17	–	Bi-Monthly
Total (8)	$95,540	$47,566
__________________

(1)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. Investments representing approximately 98% of the fair value of investments in this category are redeemable with 30 - 65 days prior written notice, and includes investments in private asset management funds managed by the Company with an aggregate fair value of $0.5 million. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. The Company is unable to estimate when the underlying assets will be liquidated.

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

(3)
Includes investments in fund of funds that invest in various private equity funds. Approximately 94% of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. We have requested redemption for investments representing approximately 6% of the fair value of investments in this category; however, we are unable to estimate when these funds will be received.

(4)
Investments representing approximately 98% of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. Investments representing approximately 2% of the fair value of investments in equity funds are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. This category includes investments in equity funds managed by us with a fair value of $58.1 million and unfunded commitments of $45.8 million.

(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(6)	Other investments include investments in funds that invest in commodity futures and options contracts.
(7)	Fair value has been estimated using the net asset value derived from each of the funds' capital statements.

(8)
Investments at fair value in the Consolidated Statements of Financial Condition include $35.5 million of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	March 31, 2013
	Trading Assets	Trading Liabilities

Exchange closing prices	9%	17%
Recently observed transaction prices	4%	4%
External pricing services	72%	75%
Broker quotes	1%	0%
Valuation techniques	14%	4%
	100%	100%

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements

Prior to the acquisition of Jefferies, we did not use any Level 3 inputs to measure the fair value of financial instruments and trading liabilities. The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument; i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class. Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.

For certain categories, we have provided a weighted average of the inputs allocated based on the fair values of the financial instruments comprising the category.  We do not believe that the range or weighted average of the inputs is indicative of the reasonableness of uncertainty of our Level 3 fair values. The range and weighted average are driven by the individual financial instruments within each category and their relative distribution in the population. The disclosed inputs when compared with the inputs as disclosed in other quarters should not be expected to necessarily be indicative of changes in our estimates of unobservable inputs for a particular financial instrument as the population of financial instruments comprising the category will vary from period to period based on purchases and sales of financial instruments during the period as well as transfers into and out of Level 3 each period.

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$13,234
Non-exchange traded securities		Market approach	EBITDA (a) multiple	6.0 to 13.0	9.9
		Scenario analysis	Estimated recovery percentage	30%	–
Warrants		Option model	Volatility	34%	–

Corporate debt securities	$31,820
		Scenario analysis	Estimated recovery percentage	25%	–
		Comparable pricing	Comparable bond or loan price	$65.50 to $76.50	$72.10
		Market approach	Yield	8% to 16%	9%

Collateralized debt obligations	$20,676
		Discounted cash flows	Constant prepayment rate	0% to 5%	0.5%
			Constant default rate	0% to 10%	3%
			Loss severity	13% to 100%	41%
			Yield	10% to 73%	34%
Residential mortgage-backed securities	$169,426
		Discounted cash flows	Constant prepayment rate	0% to 27%	5%
			Constant default rate	1% to 50%	7%
			Loss severity	25% to 95%	52%
			Yield	0% to 37%	10%
			Cumulative loss rate	7% to 37%	13%

Commercial mortgage-backed securities	$17,794
		Discounted cash flows	Yield	20% to 88%	37%
			Cumulative loss rate	2% to 21%	14%

Other asset-backed securities	$1,252	Discounted cash flows	Yield	7%	–

Loans and other receivables	$164,188
		Comparable pricing	Comparable bond or loan price	$96.25 to $101.25	$100.35
		Discounted cash flows	Yield	19%	–
			Cumulative loss rate	0	–
		Market approach	Yield	5% to 25%	11%
			EBITDA (a) multiple	6.5	–
		Scenario analysis	Estimated recovery percentage	15% to 61%	53%

Investments at fair value	$17,817
Private equity securities		Market approach	EBITDA (a) multiple	8.1	–
		Comparable pricing	Comparable share price	$400.00	–

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$(11,405)
Equity options		Option model	Volatility	34	–
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.13	–

______________
(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. The exclusions consisted of $68.1 million, primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Private equity securities, corporate debt securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, private equity securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Loans and other receivables, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severities or cumulative loss rate and discount rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significant lower (higher) fair value measurement.

•	Derivative equity options and equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses. These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in financial instruments owned and loan commitments are included in financial instruments owned-derivatives and trading liabilities – derivatives. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within loans to and investments in associated companies and are accounted for on an amortized cost basis. We have also elected the fair value option for certain financial instruments held by Jefferies subsidiaries that are not registered broker-dealers as the investments are risk managed on a fair value basis. The fair value option has also been elected for secured financings that arise in connection with Jefferies securitization activities and other structural financings.

We have elected the fair value option for Jefferies investment in Knight Capital Group, Inc. (“Knight Capital”), acquired by Jefferies during 2012. Jefferies owns approximately 23% of the outstanding common stock of Knight Capital. We also elected the fair value option for our investment in Mueller Industries, Inc. (“Mueller”), which was sold in September 2012, and, prior to the completion of the Jefferies acquisition, we elected the fair value option for our investment in Jefferies, which is included in financial instruments owned – trading assets. We elected the fair value option for our investments in Jefferies and Mueller commencing on the date the investments became subject to the equity method of accounting. We believe accounting for these investments at fair value better reflected the economics of these investments, and quoted market prices for these investments provided an objectively determined fair value at each balance sheet date. See Note 12 for further details regarding our accounting for these investments.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

Financial Instruments Owned:
Loans and other receivables	$258,406
Loans greater than 90 days past due (1)	$–

(1)	There were no loans that were 90 or more days past due.

There were no loans or other receivables on nonaccrual status at March 31, 2013.

Note 7.  Derivative Financial Instruments

Off-Balance Sheet Risk

Jefferies has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to resell, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in financial instruments owned – derivatives and trading liabilities – derivatives, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage their own exposure to market and credit risks resulting from trading activities. (See Note 6, Fair Value Disclosures and Note 24, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. Jefferies manages the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of its firm wide risk management policies. In connection with Jefferies derivative activities, they may enter into master netting agreements and collateral arrangements with counterparties. These agreements provide Jefferies with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

The following table presents the fair value and related number of derivative contracts categorized by predominant risk exposure as reflected in the Consolidated Statement of Financial Condition at March 31, 2013. Amounts were not significant at December 31, 2012. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	March 31, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$805,821	32,262	$915,449	32,790
Foreign exchange contracts	537,752	89,195	526,944	87,414
Equity contracts	428,877	1,892,132	421,858	2,754,124
Commodity contracts	158,064	1,534,542	204,924	1,528,982
Credit contracts	7,319	23	18,737	52
Total	1,937,833		2,087,912
Counterparty/cash-collateral netting	(1,730,913)		(1,867,215)
Total per Consolidated Statement of Financial Condition	$206,920		$220,697

OTC Derivatives. The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at March 31, 2013 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting(3)	Total

Commodity swaps, options and forwards	$61,023	$137	$–	$(318)	$60,842
Credit default swaps	–	3,844	–	–	3,844
Equity swaps and options	1,622	–	–	–	1,622
Total return swaps	1,277	–	–	–	1,277
Foreign currency forwards, swaps and options	82,784	32,781	–	(8,301)	107,264
Fixed income forwards	–	–	447	–	447
Interest rate swaps and options	19,464	47,523	179,557	(77,633)	168,911
Total	$166,170	$84,285	$180,004	$(86,252)	344,207
Cross product counterparty netting					(1,511)
Total OTC derivative assets included in
Financial instruments owned					$342,696

_______________
(1)	At March 31, 2013, we held exchange traded derivative assets and other credit enhancements with a fair value of $20.5 million, which are not included in this table.
(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At March 31, 2013 cash collateral received was $156.3 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

	OTC Derivative Liabilities (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total

Commodity swaps, options and forwards	$107,646	$108	$–	$(318)	$107,436
Credit default swaps	238	7,014	–	–	7,252
Equity swaps and options	3,148	–	–	–	3,148
Total return swaps	6,248	–	–	–	6,248
Foreign currency forwards, swaps and options	73,554	31,197	–	(8,301)	96,450
Interest rate swaps and options	16,612	130,979	210,771	(77,633)	280,729
Total	$207,446	$169,298	$210,771	$(86,252)	501,263
Cross product counterparty netting					(1,511)
Total OTC derivative liabilities included in
Trading liabilities sold					$499,752

_______________
(1)	At March 31, 2013, we held exchange traded derivative liabilities and other credit enhancements with a fair value of $13.5 million, which are not included in this table.
(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At March 31, 2013, cash collateral pledged was $292.6 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At March 31, 2013, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$225,413
BBB- to BBB+	42,967
BB+ or lower	66,073
Unrated	8,243
Total	$342,696

_______________
(1)
We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we utilize internal credit ratings determined by our Credit Risk Management. Credit ratings determined by Credit Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2013 is $172.6 million, for which Jefferies has posted collateral of $113.6 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered, Jefferies would have been required to post an additional $63.9 million of collateral to its counterparties.

Note 8.  Collateralized Transactions

Jefferies enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance trading asset inventory positions, meet customer needs or re-lend as part of dealer operations. Jefferies manages exposure to credit risk associated with these transactions by entering into master netting agreements. Jefferies also monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. Jefferies pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Jefferies agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. Jefferies also receives securities as collateral in connection with certain securities for securities transactions in which it is the lender of securities. In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions. At March 31, 2013, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $21.8 billion. The fair value of securities received as collateral at March 31, 2013 that pertains to Jefferies securities financing activities are as follows (in thousands):

Carrying amount:
Securities purchased under agreements to resell	$3,578,366
Securities borrowed	5,315,488
Securities received as collateral	25,338
Total assets on Consolidated Statement of Financial Condition	8,919,192
Netting of securities purchased under agreements to resell (1)	9,027,147
17,946,339
Fair value of collateral received in excess of contract amount (2)	3,854,353
Fair value of securities received as collateral	$21,800,692

_______________
(1)
Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)
Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,381.0 million at March 31, 2013, of which $812.6 million had been rehypothecated and collateral received on securities for securities transactions of $2,302.7 million at March 31, 2013.

At March 31, 2013, a substantial portion of the securities received by Jefferies had been sold or repledged.

In instances where Jefferies is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At March 31, 2013, $25.3 million were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 9.  Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of Jefferies securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 11, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.

Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in the Consolidated Statements of Operations prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If Jefferies has not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other liabilities.

Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE. Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Financial instruments owned. We apply fair value accounting to the securities.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	March 31, 2013
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$5,368.8	$300.6
U.S. government agency commercial mortgage-backed securities	2,324.0	91.3
Collateralized loan obligations	728.5	19.7

Jefferies does not have any derivative contracts executed in connection with these activities. Total assets represent the unpaid principal amount of assets in the vehicles in which Jefferies has continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting its retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Jefferies risk of loss is limited to this fair value amount which is included within total Financial instruments owned - Mortgage- and asset-backed securities in our Consolidated Statements of Financial Condition.

 Note 10.  Financial Instruments - Available for sale securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at March 31, 2013 and December 31, 2012 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2013
Bonds and notes:
U.S. Government and federal agency securities	$1,474,398	$190	$2	$1,474,586
Residential mortgage-backed securities	633,505	16,429	852	649,082
Commercial mortgage-backed securities	88,329	753	35	89,047
Other asset-backed securities	92,576	40	687	91,929
All other corporates	28,465	213	12	28,666
Total fixed maturities	2,317,273	17,625	1,588	2,333,310

Equity securities:
Common stocks:
First Quantum Minerals Ltd. (“First Quantum”)	340,398	5,256	–	345,654
Banks, trusts and insurance companies	35,520	37,759	–	73,279
Industrial, miscellaneous and all other	18,471	23,810	370	41,911
Total equity securities	394,389	66,825	370	460,844

Other investments	362	–	–	362
	$2,712,024	$84,450	$1,958	$2,794,516

2012
Bonds and notes:
U.S. Government and federal agency securities	$1,663,225	$327	$40	$1,663,512
Residential mortgage-backed securities	585,772	16,506	822	601,456
Commercial mortgage-backed securities	58,683	583	153	59,113
Other asset-backed securities	80,866	78	388	80,556
All other corporates	16,377	275	4	16,648
Total fixed maturities	2,404,923	17,769	1,407	2,421,285

Equity securities:
Common stocks:
Inmet Mining Corporation (“Inmet”)	504,006	319,751	–	823,757
Banks, trusts and insurance companies	32,811	33,129	331	65,609
Industrial, miscellaneous and all other	23,195	22,562	300	45,457
Total equity securities	560,012	375,442	631	934,823

Other investments	1,054	–	170	884
	$2,965,989	$393,211	$2,208	$3,356,992

The amortized cost and estimated fair value of investments classified as available for sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$1,485,139	$1,485,419
Due after one year through five years	12,291	12,366
Due after five years through ten years	–	–
Due after ten years	–	–
	1,497,430	1,497,785
Mortgage-backed and asset-backed securities	819,843	835,525
	$2,317,273	$2,333,310

At March 31, 2013, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer were not significant.

At December 31, 2012, we owned 11,042,413 common shares of Inmet, which represented approximately 15.9% of Inmet’s outstanding shares. Pursuant to a tender and exchange offer by First Quantum, we exchanged our Inmet shares for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash. We recorded a gain on the transaction of $227.6 million for the three month period ended March 31, 2013. First Quantum is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: FM). We received our First Quantum shares in March 2013; the cash portion of the purchase price was received in April 2013. At March 31, 2013, a receivable for the cash portion of the purchase price is classified as Receivables from brokers, dealers and clearing organizations on the Consolidated Statement of Financial Condition.

Note 11.  Variable Interest Entities

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

We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the "power" criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the "power" criteria of the primary beneficiary.

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests. Our variable interests in VIEs include debt and equity interests, commitments and certain fees. Our involvement with VIEs arises primarily from the following activities of Jefferies:

•	Purchases of mortgage-backed securities and collateralized debt and loan obligations in connection with our trading and secondary market making activities,
•	Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities,
•	Management and performance fees in the Jefferies Umbrella Fund, and

•	Loans to and investments in investment fund vehicles.

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of March 31, 2013. There were no consolidated VIEs at December 31, 2012.

(In millions)	Mortgage- and Asset-backed Vehicles	Other

Cash	$–	$0.2
Financial instruments owned	9.9	0.5
Securities purchased under agreement to resell (2)	120.0	–
	$129.9	$0.7
Secured financing (1)	$129.9	$–
Other	–	0.2
	$129.9	$0.2

_______________
(1)	Secured financing is included within other liabilities.
(2)	Securities purchased under agreement to resell represent an amount due from a related consolidated entity in a collateralized transaction, which is eliminated in consolidation.

Mortgage- and asset-backed vehicles.  Jefferies is the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the securities issued by the securitization vehicle. Jefferies variable interests in this vehicle consist of the securities and a contractual servicing fee. The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles’ beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

Jefferies is also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. Jefferies manages the assets within these vehicles. Jefferies variable interests in these vehicles consists of its collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consists of reverse repurchase agreements, which is available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit.

Other.  Jefferies is the primary beneficiary of certain investment vehicles set up for the benefit of its employees. Jefferies manages and invests alongside its employees in these vehicles. The assets of these VIEs consist of private equity securities, and are available for the benefit of the entities’ equity holders. Jefferies variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit.

Nonconsolidated VIEs

Jefferies also holds variable interests in VIEs in which it is not the primary beneficiary and does not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. Jefferies has no explicit or implicit arrangements to provide additional financial support to these VIEs and has no liabilities related to these VIEs at March 31, 2013.

The following table presents information about nonconsolidated VIEs in which Jefferies has variable interests aggregated by principal business activity. The tables include VIEs where Jefferies has determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	March 31, 2013
	Variable Interests
(In millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$24.5	(2)	$24.5	(4)	$1,231.0
Agency mortgage- and asset-backed securitizations (1)	1,300.4	(2)	1,300.4	(4)	9,160.4
Non-agency mortgage- and asset-backed securitizations (1)	938.1	(2)	938.1	(4)	60,800.9
Asset management vehicle	2.9	(3)	2.9	(4)	477.7
Private equity vehicles	55.0	(3)	98.0		79.1
Total	$2,320.9		$2,363.9		$71,749.1
_______________
(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at March 31, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in associated companies.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations.  Jefferies had acted as transferor and underwriter in several collateralized loan obligation ("CLOs") transactions in the past and retained securities representing variable interests in the CLOs. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. In addition, Jefferies owns variable interests in CLOs previously managed by Jefferies. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Jefferies exposure to loss from these entities is limited to its investments in the debt securities held. Regarding the CLOs previously managed by Jefferies, its variable interests consist of debt securities (with a fair value of $4.8 million at March 31, 2013) and a right to a portion of the CLOs’ management and incentive fees. Management and incentives fees are accrued as the amounts become realizable.

Mortgage- and Asset-Backed Vehicles.  In connection with Jefferies trading and market making activities, Jefferies buys and sells mortgage- and asset-backed securities. Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of Jefferies variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations at March 31, 2013 presented in the above table, Jefferies owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with Jefferies secondary market making activities and securitization activities. Total securities issued by securitization SPEs reflected in the Consolidated Statement of Financial Condition at March 31, 2013 consist of the following (in millions):

	Nonagency	Agency	Total

Variable interests in collateralized loan obligations	$24.5	$–	$24.5
Variable interests in agency mortgage- and asset-backed securitizations	–	1,300.4	1,300.4
Variable interests in nonagency mortgage- and asset-backed securitizations	938.1	–	938.1
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	64.5	1,981.1	2,045.6
Commercial mortgage-backed securities	73.6	525.6	599.2
Collateralized debt obligations	20.3	–	20.3
Other asset-backed securities	11.2	–	11.2
Total mortgage- and asset-backed securities in the Consolidated Statement
of Financial Condition	$1,132.2	$3,807.1	$4,939.3

We also purchase mortgage- and asset-backed securities in the secondary market in connection with investing Leucadia’s excess liquidity, which are classified as Available for sale securities in the Consolidated Statements of Financial Condition. These securities are generally issued by securitizations vehicles that may be VIEs, all are sponsored by unrelated third-parties (a substantial majority by government-sponsored enterprises) and our maximum exposure to loss is equal to the carrying amount of the securities. Information on the assets of these vehicles is not available to us, and we do not believe such information is meaningful.

Asset Management Vehicle.  Jefferies manages the Jefferies Umbrella Fund, an "umbrella structure" company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under GAAP have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and Jefferies is not the primary beneficiary under the risk and reward model. Jefferies variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund"). As of March 31, 2013, Jefferies funded approximately $36.8 million of its commitment. The carrying amount of Jefferies equity investment was $24.0 million at March 31, 2013. Jefferies exposure to loss is limited to its equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

Jefferies has variable interests in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment and a loan commitment up to an aggregate principal amount of $33.0 million. The carrying amount of Jefferies equity investment was $1.6 million at March 31, 2013. The fair value of the aggregate principal balance is $29.3 million, which is included in Loans to and investments in associated companies at March 31, 2013.  As of March 31, 2013, Jefferies exposure to loss is limited to its equity investment and the aggregate amount of its loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 12.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at March 31, 2013 and December 31, 2012 accounted for under the equity method of accounting is as follows (in thousands):

	March 31,	December 31,
	2013	2012

JHYH	$–	$351,835
Jefferies Finance, LLC (“Jefferies Finance”)	510,684	–
Jefferies LoanCore LLC (“Jefferies LoanCore”)	217,298	–
Berkadia Commercial Mortgage LLC (“Berkadia”)	189,554	172,942
Garcadia companies	100,180	82,425
HomeFed Corporation (“HomeFed”)	49,143	49,384
Brooklyn Renaissance Plaza	29,908	30,332
Linkem S.p.A. (“Linkem”)	78,248	86,424
Other	65,608	34,132

Total	$1,240,623	$807,474

Income (losses) related to associated companies includes the following for the three month periods ended March 31, 2013 and 2012 (in thousands):

	March 31,	March 31,
	2013	2012

Jefferies	$182,719	$299,601
Mueller Industries, Inc.	–	74,315
JHYH	7,178	9,694
Berkadia	18,587	11,820
Garcadia companies	8,871	8,094
HomeFed	(241)	(115)
Brooklyn Renaissance Plaza	792	441
Linkem	(6,602)	(4,190)
Other	2,223	2,248
Income related to associated companies
before income taxes	213,527	401,908
Income tax provision (benefit)	(19,595)	139,369
Income related to associated companies,
net of taxes	$233,122	$262,539

As of December 31, 2012, we had recorded a deferred tax liability related to our investment in Jefferies of $33.0 million. For the three month period ended March 31, 2013, the income tax provision (benefit) includes the reversal of that deferred tax liability. In addition, no net income tax provision was recorded for income related to Jefferies for the three month period ended March 31, 2013.

As discussed above, we elected the fair value option for our investment in Jefferies for periods prior to the Jefferies acquisition in March 2013, and for our investment in Mueller prior to its sale in September 2012. Our investment in HomeFed is the only other investment accounted for under the equity method of accounting that is also a publicly traded company for which we did not elect the fair value option. HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal. For these reasons we did not elect the fair value option for HomeFed.

Jefferies

The following table provides summarized data with respect to our investment in Jefferies. The information is provided because Jefferies current relative significance could result in our including separate audited financial statements for Jefferies in our Annual Report on Form 10-K for the year ended December 31, 2013.  The information is for the three month periods ended February 28, 2013 and February 29, 2012.

	2013	2012
	(In thousands)

Jefferies:
Total revenues	$1,006,800	$1,006,800
Income from continuing operations before extraordinary items	74,800	77,100
Net income	74,800	77,100

JHYH

Under GAAP, JHYH was considered a variable interest entity that was consolidated by Jefferies, since Jefferies was the primary beneficiary. In connection with the Jefferies acquisition, we contributed our investment in JHYH to Jefferies, other third-party investors were redeemed and JHYH was effectively dissolved.

Berkadia

As more fully discussed in the 2012 10-K, we have agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of March 31, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

Jefferies Finance

On October 7, 2004, Jefferies entered into an agreement with Babson Capital Management LLC ("Babson Capital") and Massachusetts Mutual Life Insurance Company ("MassMutual") to form Jefferies Finance, a joint venture entity. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services. Jefferies Finance can also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $500.0 million for total committed equity capital to Jefferies Finance of $1.0 billion. At March 31, 2013, approximately $107.5 million of Jefferies $500.0 million commitment was funded.

In addition, Jefferies and MassMutual have entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. At March 31, 2013, $221.7 million of Jefferies $500.0 million commitment was funded.

Jefferies LoanCore

On February 23, 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore is currently capitalized solely with equity and has aggregate equity commitments of $600.0 million. Jefferies has funded $193.4 million of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Note 13.  Financial Statement Offsetting

In connection with our derivative activities and securities financing activities, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions – International Swaps and Derivative Agreements, Inc. (“ISDA”) master netting agreements; securities lending transactions – master securities lending agreements; and repurchase transactions – master repurchase agreements. A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party.  In addition, we enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

Under our derivative ISDA agreements we typically also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex. Further, under master securities lending agreements and master repurchase agreements, collateral is received or paid in the form of securities and/or subject to margining based on the fair value of the collateral. In the event of the counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. In addition, any collateral posted can be applied to the net obligations, with any excess returned; and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.

The conditions supporting the legal right of offset may vary from one legal jurisdiction to another and the enforceability of master netting agreements and bankruptcy laws in certain countries or in certain industries is not free from doubt. The right of offset is dependent both on contract law under the governing arrangement and consistency with the bankruptcy laws of the jurisdiction where the counterparty is located. Industry legal opinions with respect to the enforceability of certain standard provisions in respective jurisdictions are relied upon as a part of managing credit risk. Master netting agreements are a critical component of our risk management processes as part of reducing counterparty credit risk and managing liquidity risk.

We are also a party to clearing agreements with various clearing organizations as well as with central clearing parties. Under these arrangements, the clearing organization or central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open derivative contracts, repurchase and/or securities lending transactions.

The following tables provide information regarding derivative contracts, repurchase agreements and securities borrowing and lending arrangements that are recognized in the consolidated statement of financial condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statement of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our consolidated financial position.

(in thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition (1)	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (2)	Available Collateral (3)	Net Amount

Assets at March 31, 2013
Derivative contracts	$1,937,833	$(1,730,913)	$206,920	$–	$–	$206,920
Securities borrowing arrangements	$5,315,488	$–	$5,315,488	$(606,562)	$(4,514,830)	$194,096
Reverse repurchase agreements	$12,605,513	$(9,027,147)	$3,578,366	$(1,122,112)	$(2,365,065)	$91,189

Liabilities at March 31, 2013
Derivative contracts	$2,087,912	$(1,867,215)	$220,697	$–	$–	$220,697
Securities lending arrangements	$1,902,687	$–	$1,902,687	$(606,562)	$(1,252,647)	$43,478
Repurchase agreements	$17,441,027	$(9,027,147)	$8,413,880	$(1,122,112)	$(6,250,465)	$1,041,303

(1)
Netting is applied by counterparty when a legal right of offset exists under an enforceable master netting agreement, as permitted under GAAP. Further, for derivative assets and liabilities, netting is inclusive of cash paid or received as collateral under credit support agreements pursuant to the master netting agreement.

(2)
Under enforceable master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet under the provisions of GAAP.

(3)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective derivative contracts, resale and repurchase agreements or securities borrowing or lending arrangements.

At December 31, 2012, we had $391.7 million gross amount of repurchase agreements, none of which were offset in the Consolidated Statement of Financial Condition.

Note 14.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31,	December 31,
	2013	2012

Intangibles:
Customer and other relationships, net of accumulated amortization of
$77,338 and $70,823	$541,159	$416,304
Trademarks and tradename, net of accumulated amortization of $17,358
and $15,731	375,902	263,839
Supply contracts, net of accumulated amortization of $12,448 and $9,874	137,547	140,121
Exchange, clearing organizations and other memberships	23,992	–
Licenses, net of accumulated amortization of $3,654 and $3,508	8,374	8,520
Other, net of accumulated amortization of $4,438 and $4,467	726	1,047
	$1,087,700	$829,831

Amortization expense on intangible assets was $13.5 million and $13.2 million for the three month periods ended March 31, 2013 and 2012, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2013 (for the remaining nine months) - $57.6 million; 2014 - $62.2 million; 2015 - $59.3 million; 2016 - $57.4 million; and 2017 - $57.2 million.

A summary of goodwill at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31,	December 31,
	2013	2012

National Beef	$14,991	$14,991
Jefferies	1,715,602	–
Other operations	8,151	9,204
	$1,738,744	$24,195

The increase in intangible assets and goodwill during 2013 was due to the acquisition of Jefferies, as more fully discussed in Note 4.

Note 15.  Inventory

A summary of inventory at March 31, 2013 and December 31, 2012 which is classified as other assets is as follows (in thousands):

	March 31,	December 31,
	2013	2012

Finished goods	$246,581	$271,221
Work in process	37,177	61,069
Raw materials, supplies and other	57,365	51,202
	$341,123	$383,492

Note 16.  Short-Term Borrowings

Jefferies bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. Bank loans of $100.0 million at March 31, 2013 are secured financing. The weighted-average interest rate for short-term borrowings outstanding was 1.10%. Unused borrowing facilities for short-term financing at March 31, 2013 were $375.0 million in aggregate, of which $275.0 million would be secured.

Note 17.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at March 31, 2013 and December 31, 2012  are as follows (dollars in thousands):

	March 31,	December 31,
	2013	2012

Parent Company Debt:
Senior Notes:
7 ¾% Senior Notes due August 15, 2013	$94,476	$94,461
7% Senior Notes due August 15, 2013	307,461	307,494
8 1/8% Senior Notes due September 15, 2015	455,674	455,405
Subordinated Notes:
3 ¾% Convertible Senior Subordinated Notes due April 15, 2014	97,581	97,581
Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.875% Senior Notes, due June 8, 2014	263,750	–
3.875% Senior Notes, due November 9, 2015	522,283	–
5.5% Senior Notes, due March 15, 2016	380,477	–
5.125% Senior Notes, due April 13, 2018	862,490	–
8.5% Senior Notes, due July 15, 2019	876,985	–
6.875% Senior Notes, due April 15, 2021	876,696	–
2.25% Euro Medium Term Notes, due July 13, 2022	4,576	–
6.45% Senior Debentures, due June 8, 2027	384,446	–
5.125% Senior Notes, due January 20, 2023	627,293	–
6.50% Senior Notes, due January 20, 2043	422,449	–
3.875% Convertible Senior Debentures, due November 1, 2029	350,537	–
6.25% Senior Debentures, due January 15, 2036	513,554	–
Secured credit facility, due August 26, 2014	260,000	–
National Beef Term Loans	277,500	296,000
National Beef Revolving Credit Facility	159,768	91,403
Other	15,952	16,351
Long-term debt	$7,753,948	$1,358,695

Pursuant to the Jefferies acquisition and the indenture governing the 3.875% Convertible Senior Debentures due 2029 (the "debentures"), the debentures are now convertible into our common shares. Each $1,000 debenture is convertible into 21.8235 common shares (equivalent to a conversion price of approximately $45.82). In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

On August 26, 2011, Jefferies entered into a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Jefferies Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Jefferies Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Jefferies Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At March 31, 2013, U.S. dollar denominated borrowings outstanding under the Jefferies Credit Facility amounted to $260.0 million, and are secured by assets included in the borrowing base amount, as defined. There were no non-U.S. dollar borrowings. Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

As a result of the pro rata dividend of all the outstanding shares of common stock of Crimson, which is more fully discussed in the 2012 10-K, and the common share cash dividend paid in March 2013, the conversion price of the Company’s 3¾%

Convertible Senior Subordinated Notes due April 15, 2014 became $21.43 and these notes are currently convertible into 4,554,008 common shares.

Note 18.  Mezzanine Equity

Redeemable Noncontrolling Interests in Subsidiary

As more fully discussed in the 2012 10-K, redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value. The following table reconciles National Beef’s redeemable noncontrolling interests activity during the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012

As of January 1,	$241,649	$235,909
Income allocated to redeemable noncontrolling interests	(4,531)	(3,844)
Distributions to redeemable noncontrolling interests	(119)	–
Increase (decrease) in fair value of redeemable noncontrolling interests
charged (credited) to additional paid-in capital	(17,237)	644
Balance, March 31,	$219,762	$232,709

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities. At March 31, 2013, we calculated the fair value of the redeemable noncontrolling interests by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate. The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs. However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.19%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of March 31, 2013 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.94%	12.19%	12.44%

1.75%	$224.1	$216.9	$210.0
2.00%	$227.2	$219.8	$212.6
2.25%	$230.4	$222.7	$215.4

The projection of future cash flows is updated with input from National Beef personnel and our personnel who originally prepared the projection in connection with its acquisition valuation. The estimate is reviewed by personnel at our corporate office, and is later reviewed with the Audit Committee as part of the normal process for the preparation of our quarterly and annual financial statements.

Mandatorily Redeemable Convertible Preferred Shares

As mentioned above, in connection with the Jefferies acquisition we issued a new series of 3.25% Cumulative Convertible Preferred Shares (“Preferred Shares”) ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares an effective conversion price of $30.03 per share. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

Note 19.  Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31,	December 31,
	2013	2012

Net unrealized gains (losses) on available for sale securities	$605,655	$803,430
Net unrealized foreign exchange losses	(7,786)	(6,097)
Net unrealized losses on derivative instruments	(149)	(154)
Net minimum pension liability	(90,850)	(92,050)
	$506,870	$705,129

For the three month period ended March 31, 2013, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations

Net unrealized gains (losses) on		Realized security gains (losses)
available for sale securities, net of
income tax provision (benefit) of $114,143	$205,584

Amortization of defined benefit		Compensation and benefits, which
pension plan actuarial gains (losses),		includes pension expense. See the
net of income tax provision (benefit)		pension footnote for information on
of $(666)	(1,200)	this component.

Total reclassifications for the period,
net of tax	$204,384

Note 20.  Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three month periods ended March 31, 2013 and 2012 related to defined benefit pension plans included the following components (in thousands):

	2013	2012

Interest cost	$2,611	$2,721
Expected return on plan assets	(1,926)	(2,073)
Actuarial loss	1,866	1,463
Net pension expense	$2,551	$2,111

We contributed $.8 million to our defined benefit pension plan during the three month period ended March 31, 2013.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. We pay the cost of postretirement benefits as they are incurred. Amounts charged to expense were not significant in the three month periods ended March 31, 2013 and 2012.

Note 21.  Share-Based Compensation

Compensation and benefits expense included $1.8 million and $3.9 million for the three month periods ended March 31, 2013 and 2012, respectively, for share-based compensation expense principally relating to our senior executive warrant plan and grants previously made under our fixed stock option plan.

As mentioned above, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or restricted stock units of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets. Jefferies historically sponsored the following share-based compensation plans: incentive compensation plan, director plan and the deferred compensation plan. In connection with the Jefferies acquisition, these plans now allow for awards to be issued in our common shares.

As of March 31, 2013, we had $280.2 million of unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average required service or vesting period of approximately 2.8 years.

Incentive Compensation Plan. Jefferies Incentive Compensation Plan ("Incentive Plan") allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards.

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

Jefferies may grant restricted stock and RSUs to new employees as "sign-on" awards, to existing employees as "retention" awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions. These awards granted to senior executives will be amortized over the service period if we have determined it is probable that the performance condition will be achieved.

At March 31, 2013, there were 6,723,998 shares of restricted stock outstanding, 4,983,415 restricted stock units outstanding with future service required, 9,557,611 restricted stock units outstanding with no future service requirements and 1,122,429 shares issuable under other Jefferies plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 15,663,455.

At March 31, 2013, there were 2,616,933 stock options outstanding with a weighted-average exercise price of $25.70 per share, of which 982,286 were exercisable (weighted-average exercise price of $27.42 per share). In addition, there were 4,000,000 warrants outstanding, of which 2,400,000 were currently exercisable, all at an exercise price of $33.33 per warrant.

Restricted Cash Awards.  Jefferies provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years, with an approximate average term of two years. These awards are amortized to compensation expense over the relevant service period. At March 31, 2013, the remaining unamortized amount of these awards was $271.8 million and is included within Other assets on the Consolidated Statements of Financial Condition.

Note 22.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at March 31, 2013 was $160.6 million (including $21.4 million for interest), of which $146.1 million was related to Jefferies. If recognized, such amounts would lower our effective tax rate. The statute of limitations with respect to our federal income tax returns has expired for all years through 2008. Our New York State and New York City income tax returns are currently being audited for the 2006 to 2008 period.

Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions. Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions. The statute of limitations with respect to Jefferies federal returns has expired for all years through 2005.

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

For the three months ended March 31, 2013, the provision for income taxes includes a charge of $12.3 million to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition, certain non-deductible expenses and $7.0 million for state income taxes. For the three months ended March 31, 2012, the provision for income taxes includes $5.0 million for foreign taxes and $4.3 million for state income taxes. These are the principal reasons why our effective tax rate is different than the federal statutory rate.

Note 23.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three month periods ended March 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Numerator for earnings (loss) per share:
Net income attributable to Leucadia
National Corporation common shareholders	$305,103	$490,877
Less: Allocation of earnings to participating securities (1)	(1,992)	–
Net income attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	303,111	490,877
Less: Adjustment to allocation of earnings to participating securities related to diluted shares (1)	11	–
Mandatorily redeemable convertible preferred share dividends	339	–
Interest on 3¾% Convertible Notes	658	656
Net income attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$304,119	$491,533

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	275,735	244,583
Stock options	3	35
Warrants	–	–
Mandatorily redeemable convertible preferred shares	1,387	–
3.875% Convertible Senior Debentures	–	–
3¾% Convertible Notes	4,462	4,327
Denominator for diluted earnings (loss) per share	281,587	248,945

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 4,111,000 for the three month period ended March 31, 2013. Dividends declared on participating securities during the three month period ended March 31, 2013 were $.8 million. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 2,491,500 and 1,651,500 weighted average common shares were outstanding during the three month periods ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 4,000,000 for the three month periods ended March 31, 2013 and 2012 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three month period ended March 31, 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

Note 24.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes Jefferies commitments associated with its capital market and asset management business activities (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Maximum Payout

Equity commitments	$0.4	$4.1	$0.7	$–	$538.3	$543.5
Loan commitments	214.9	283.8	115.2	80.8	–	694.7
Mortgage-related commitments	848.1	406.9	595.2	–	–	1,850.2
Forward starting reverse repos and repos	956.7	–	–	–	–	956.7
	$2,020.1	$694.8	$711.1	$80.8	$538.3	$4,045.1

The table below presents Jefferies credit exposure from our loan commitments, including funded amounts, summarized by period of expiration. Credit exposure is based on the external credit ratings of the underlying or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure(1)	Corporate Lending Exposure at Fair Value(2)	Corporate Lending Commitments (3)

Non-investment grade	$–	$116.8	$–	$116.8	$48.2	$68.6
Unrated	251.0	730.2	–	981.2	355.1	626.1
Total	$251.0	$847.0	$–	$1,098.0	$403.3	$694.7

_____________
(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)
The corporate lending exposure carried at fair value includes $403.3 million of funded loans included in Financial instruments owned – Loans and a $8.0 million liability related to lending commitments recorded in Trading liabilities – Derivatives in the Consolidated Statement of Financial Condition.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.  Jefferies has commitments to invest $500.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore, and has funded $107.5 million and $193.4 million, respectively. See Note 12, Loans to and Investments in Associated Companies for additional information regarding these investments.

Jefferies has committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively "Fund V"). Jefferies has funded approximately $1.0 million of its commitment to Jefferies Capital Partners LLC, leaving $4.9 million unfunded.

Jefferies has committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, President of Leucadia and Chairman of the Executive Committee of Jefferies, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P. Jefferies has funded approximately $36.8 million and $4.9 million of its commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $43.3 million unfunded in aggregate.

Jefferies has committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. Jefferies has funded approximately $43.6 million and $2.2 million of its commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $3.2 million unfunded in aggregate.

Jefferies had other equity commitments to invest up to $29.8 million in various other investments of which $2.0 million remained unfunded.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. Jefferies has $411.6 million of outstanding loan commitments to clients.

Jefferies and MassMutual have entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. Approximately $278.3 million of our portion of the facility has not been funded.

Jefferies entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $33.0 million. The fair value of the aggregate principal balance is $29.3 million, which is included in Loans to and investments in associated companies in our Consolidated Statements of Financial Condition and $4.8 million of our commitment remained unfunded.

The unfunded loan commitments to Jefferies Finance and JEP IV of $283.1 million in aggregate are unrated and included in the total unrated lending commitments presented in the table above.

Mortgage-Related Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $49.2 million.

Forward Starting Reverse Repos and Repos. Jefferies enters into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

Leases.  As lessee, Jefferies leases certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. Future minimum aggregate lease payments for all noncancelable operating leases are as follows (in thousands):

Fiscal Year	Gross	Sub-Leases	Net

Nine months 2013	$47,216	$4,552	$42,664
2014	50,635	4,822	45,813
2015	46,881	2,312	44,569
2016	44,397	2,210	42,187
2017	43,419	121	43,298
Thereafter	377,565	–	377,565
Total	$610,113	$14,017	$596,096

Contingencies

As more fully discussed in the 2012 10-K, we recorded a litigation reserve of $20,000,000 related to our being named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 09 Civ. 8486 (DC), in the United States District Court for the Southern District of New York. The action arises out of another party’s obtaining default judgments against approximately 124,000 individuals in New York City Civil Court with respect to consumer debt purchased by our subsidiaries. Determinations of both the probability and the estimated amount of loss or potential loss are judgments made in the context of developments in the litigation. We review these developments regularly with outside counsel.

Guarantees

Derivative Contracts.  Jefferies dealer activities cause it to make markets and trade in a variety of derivative instruments. Certain derivative contracts that Jefferies has entered into meet the accounting definition of a guarantee under GAAP, including credit default swaps, written foreign currency options and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of Jefferies maximum potential payout under these contracts.

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$11,620.4	$353.7	$9.9	$–	$–	$11,984.0
Written derivative contracts – credit related	–	–	–	789.5	–	789.5
Total derivative contracts	$11,620.4	$353.7	$9.9	$789.5	$–	$12,773.5

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Single name credit default swaps	$–	$–	$10.0	$243.0	$30.0	$–	$283.0
Index credit default swaps	506.5	–	–	–	–	–	506.5

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $142.9 million.

Berkadia. We have agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of March 31, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

Other Guarantees. Jefferies is a member of various exchanges and clearing houses. In the normal course of business Jefferies provides guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Jefferies obligations under such guarantees could exceed the collateral amounts posted. Jefferies maximum potential liability under these arrangements cannot be quantified; however, the potential for Jefferies to be required to make payments under such guarantees is deemed remote. Accordingly no liability has been recognized for these arrangements.

Note 25.  Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"), Jefferies LLC and Jefferies Execution Services, Inc. (“Jefferies Execution”), are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies LLC and Jefferies Execution have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1. Jefferies Bache, LLC is also registered as a Futures Commission Merchants and is subject to Rule 1.17 of the Commodities Futures Trading Commission. Jefferies designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$737,727	$688,384
Jefferies Execution	3,464	3,214

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$243,861	$85,410

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. JHYH was also a registered broker-dealer with net capital requirements as of March 31, 2013; however, since JHYH was merged into Jefferies LLC after the acquisition, its net capital position is not disclosed above.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 26.  Other Fair Value Information

Our principal financial instruments that are not recognized at fair value on a recurring basis are notes receivable from sales of assets, short-term borrowing and long-term debt. The methods and assumptions used to estimate the fair values of these financial instruments are described below (in thousands).

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes receivable (a)	$54,699	$55,362	$46,541	$46,770

Financial Liabilities:
Short-term borrowing (b)	100,000	100,000	–	–
Long-term debt (b)	7,753,948	7,853,811	1,358,695	1,449,576

(a)
Notes receivable:  The fair values of notes receivable are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)
Short-term borrowing and long-term debt:  The fair values of short-term borrowings are estimated to be the carrying amount. The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

Note 27.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman ("Private Equity Related Funds"). Reflected in our Consolidated Statement of Financial Condition at March 31, 2013 are loans to and/or equity investments in Private Equity Related Funds of $97.0 million. For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 24, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At March 31, 2013, Jefferies has commitments to purchase $171.4 million in agency commercial mortgage-backed securities from Berkadia.

Officers, Directors and Employees. We have $42.8 million of loans outstanding to certain employees (of which $1.5 million is to an officer of a subsidiary) that are included in Other assets on the Consolidated Statements of Financial Condition at March 31, 2013.

National Beef enters into transactions with an affiliate of NBPCo Holdings, LLC (“NBPCo Holdings”) and U.S. Premium Beef, LLC (“USPB”), owners of redeemable noncontrolling interests in National Beef. For the three month 2013 period, sales to and purchases from the affiliate of NBPCo Holdings were $7.4 million and $2.4 million, respectively, and for the three month 2012 period, sales to and purchases from the affiliate of NBPCo Holdings were $45.6 million and $10.6 million, respectively. We believe these transactions are based upon prevailing market prices on terms that could be obtained from an unaffiliated party. National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB. National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party. During 2013 and 2012, National Beef obtained approximately 24% and 20%, respectively, of its cattle requirements through USPB. At March 31, 2013, amounts due from and payable to these related parties were not significant.

Note 28.  Discontinued Operations

A summary of the results of discontinued operations for the three month period ended March 31, 2012 is as follows (in thousands):

Revenues and other income:
Oil and gas drilling services	$37,322
Investment and other income	1,711
39,033
Expenses:
Direct operating expenses – oil and
gas drilling services	29,183
Compensation and benefits	1,433
Depreciation and amortization	5,203
Selling, general and other expenses	1,522
37,341
Income from discontinued operations
before income taxes	1,692
Income tax benefit	(37)
Income from discontinued operations
after income taxes	$1,729

Results of discontinued operations for the 2013 period were not significant.

Note 29.  Segment Information

As discussed above, Jefferies became our wholly-owned subsidiary on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag. Accordingly, Jefferies is only included in our Consolidated Statements of Financial Condition at March 31, 2013. As of March 31, 2013, Jefferies comprised $39.8 billion of our consolidated assets of $47.3 billion. The primary measure of segment operating results and profitability is income (loss) from continuing operations before income taxes. Associated companies are not considered to be a reportable segment, but are reflected in the table below under income (loss) from continuing operations before income taxes. Certain information concerning our segments for the three month periods ended March 31, 2013 and 2012 is presented in the following table (in thousands).

	2013	2012
Revenues and other income:
Beef Processing Services	$1,789,442	$1,791,979
Domestic Real Estate	4,342	3,421
Medical Product Development	101	74
Other Operations	114,385	112,765
Corporate	235,766	477,022
Total consolidated revenues and other income	$2,144,036	$2,385,261

Income (loss) from continuing operations before
income taxes:
Beef Processing Services	$(20,514)	$(17,597)
Domestic Real Estate	120	(1,109)
Medical Product Development	(9,410)	(10,053)
Other Operations	(1,168)	6,977
Income related to associated companies	213,527	401,908
Corporate	166,222	378,174
Total consolidated income from continuing
operations before income taxes	$348,777	$758,300

Depreciation and amortization expenses:
Beef Processing Services	$21,733	$20,308
Domestic Real Estate	892	875
Medical Product Development	222	210
Other Operations	6,752	9,700
Corporate	3,176	5,982
Total consolidated depreciation and amortization expense	$32,775	$37,075

Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as interest income, other income and realized securities gains in the Consolidated Statements of Operations. In 2013, corporate securities gains include a gain of $227.6 million resulting from the sale of our investment in the common shares of Inmet. In 2012, corporate securities gains include a gain of $417.9 million resulting from the sale of a portion of our investment in the common shares of Fortescue Metals Group Ltd (“Fortescue”).

Other operations includes pre-tax losses of $13.2 million and $5.9 million for the three month periods ended March 31, 2013 and 2012, respectively, for the investigation and evaluation of various energy related projects. There were no significant operating revenues associated with these activities.

Depreciation and amortization expenses for other operations include amounts classified within Cost of sales and Selling, general and other expenses in the Consolidated Statements of Operations.

For 2013, interest expense was primarily comprised of beef processing services ($3.3 million) and corporate ($18.1 million). For 2012, interest expense was primarily comprised of beef processing services ($3.0 million) and corporate ($25.8 million).

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the description of our business and risk factors included in the 2012 10-K and Part II, Item 1A. Risk Factors of this Form 10-Q.

Liquidity and Capital Resources

Jefferies Acquisition

On November 11, 2012, we entered into a definitive merger agreement with Jefferies Group, Inc., now known as Jefferies Group LLC (“Jefferies”), pursuant to which and after a series of merger transactions, Jefferies became one of our wholly-owned subsidiaries on March 1, 2013. Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio"), an aggregate of approximately 119,363,000 of our common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. In addition, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or restricted stock units of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets. We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) are now convertible into our common shares. As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.82 per common share.

The Jefferies acquisition was accounted for using the acquisition method of accounting. The aggregate purchase price ($4,761.8 million) equaled the sum of the fair value of our common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by us and the redemption value of the new series of preferred shares issued at closing, which represents its fair value. The fair values of the Jefferies common stock owned by us and the common shares and employee stock based awards issued were determined by using market prices at closing.

Jefferies has historically reported its Statement of Financial Condition on an unclassified basis, while we have historically reported a classified Statement of Financial Condition, with assets and liabilities separated between current and non-current. However, after giving consideration to the nature of Jefferies business and its impact on our Consolidated Statement of Financial Condition, upon completion of the acquisition we believe it is preferable to report our Consolidated Statement of Financial Condition on an unclassified basis. Accordingly, certain amounts for prior periods have been reclassified to be consistent with the 2013 presentation. In addition, Jefferies has a fiscal year ended November 30th, which it will retain for standalone reporting purposes. Accordingly, we reflect Jefferies in our consolidated financial statements and throughout this Report utilizing a one month lag.

Corporate Liquidity

We are a holding company whose assets principally consist of the stock of direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. In addition to cash and cash equivalents, we consider investments classified as available for sale securities as being generally available to meet our liquidity needs. Securities classified as available for sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time. In addition, as discussed below, we received an additional $391.2 million from the tender of our Inmet common shares in April 2013. As of March 31, 2013, the sum of these amounts aggregated $6.3 billion. However, since $3.5 billion of this amount is pledged as collateral pursuant to various agreements, is held by subsidiaries with outstanding debt (including Jefferies), or by subsidiaries that are party to agreements that restrict our ability to use the funds for other purposes, we do not consider those amounts to be available to meet corporate liquidity needs. The $2.8 billion that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities. Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt and corporate overhead expenses. In addition, maintaining significant structural liquidity and a stable source of reliable secured financing is a critical component of Jefferies operations. Jefferies maintains its own liquidity and access to funding in the capital markets, has its own credit rating and issues debt securities. See below for more information and analysis on Jefferies liquidity.

At December 31, 2012, we owned 11,042,413 common shares of Inmet, which represented approximately 15.9% of Inmet’s outstanding shares. Pursuant to a tender and exchange offer by First Quantum, we exchanged our Inmet shares for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash. First Quantum is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: FM). We received our First Quantum shares in March 2013; the cash portion of the purchase price was received in April 2013.

On February 25, 2013, we distributed to our shareholders the common shares of the Crimson Wine Group, Ltd. (“Crimson”), a holding company through which we historically conducted our winery operations. The distribution was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes. Our common shareholders on the record date received one share of Crimson common stock for every ten common shares of Leucadia, with cash in lieu of fractional shares. The distribution was a condition to the Jefferies acquisition. As a result, we recorded a dividend of $197.0 million.

In connection with the Jefferies acquisition, we indicated our intention to continue to pay dividends at the annual rate of $0.25 per common share, but on a quarterly basis following closing of the Jefferies acquisition. We paid the first quarterly dividend of $0.0625 per share in March 2013, aggregating $23.0 million. On April 25, 2013, the Board of Directors declared a second quarterly dividend of $0.0625 per share, payable on June 28, 2013 to shareholders of record on June 17, 2013. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

In February 2009, the Board of Directors authorized, from time to time, the purchase of our outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, depend upon prevailing market conditions, our liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.

At March 31, 2013, we had outstanding 363,940,993 common shares and 15,663,455 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 379,604,448 outstanding common shares if all awards become outstanding common shares). In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice. As of April 25, 2013, we are authorized to repurchase 25,000,000 common shares.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so. These thresholds and calculations of the actual ratios and percentages are detailed below at March 31, 2013 (dollars in thousands):

Total equity	$10,041,561
Less, investment in Jefferies	(5,120,780)
Equity excluding Jefferies	4,920,781
Less, our two largest investments:
National Beef	(861,246)
First Quantum, net of tax	(343,778)
Equity in a stressed scenario	3,715,757
Less, net deferred tax asset excluding Jefferies amount	(1,279,655)
Equity in a stressed scenario less net deferred tax asset	$2,436,102
Balance sheet amounts:
Available liquidity, per above	$2,797,570
Parent company debt (see Note 17 of Notes to Interim
Consolidated Financial Statements)	$955,192
Ratio of parent company debt to stressed equity:
Maximum	.50x
Actual, equity in a stressed scenario	.26x
Actual, equity in a stressed scenario excluding net deferred tax asset	.39x
Ratio of available liquidity to parent company debt:
Minimum	1.0x
Actual	2.9x

In addition, management has indicated that our largest single investment will be not more than 20% of equity excluding Jefferies (currently National Beef), and that the next largest investment will be no more than 10% of equity excluding Jefferies, in each case measured at the time such investment was made.

Jefferies Liquidity

General

The Chief Financial Officer and Global Treasurer of Jefferies are responsible for developing and implementing liquidity, funding and capital management strategies for the Jefferies’ businesses. These policies are determined by the nature and needs of day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.

The actual levels of capital, total assets, and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long term and short term funding. Jefferies has historically maintained a balance sheet consisting of a large portion of total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage activity. The liquid nature of these assets provides flexibility in financing and managing Jefferies business.

A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis. As a part of this balance sheet review process, capital is allocated to all assets and gross and adjusted balance sheet limits are established. This process ensures that the allocation of capital and costs of capital are incorporated into business decisions. The goals of this process are to protect the Jefferies’ platform, enable the businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.

Substantially all trading assets and trading liabilities are valued on a daily basis and balance sheet limits for the various businesses are monitored and employed. The overall securities inventory is continually monitored, including the inventory turnover rate, which confirms the liquidity of overall assets. As a Primary Dealer in the U.S. and with a similar role in several European jurisdictions, inventory is carried and Jefferies makes an active market for clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries (see below for further detail on outstanding sovereign exposure).

Of total trading assets, approximately 77% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of Jefferies policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Further trading assets consist of high yield bonds, bank loans, investments and non-agency mortgage-backed securities that are predominantly funded by Jefferies long term capital. Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels. At March 31, 2013, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are 3% of total trading assets.

Securities financing assets and liabilities include both financing for financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The utilization of repurchase agreements to finance liquid inventory is predominantly executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements.

Liquidity Management

The key objectives of the liquidity management framework are to support the successful execution of business strategies while ensuring sufficient liquidity through the business cycle and during periods of financial distress. The liquidity management policies are designed to mitigate the potential risk that adequate financing may not be accessible to service financial obligations without material franchise or business impact.

The principal elements of Jefferies liquidity management framework are the Contingency Funding Plan, the Cash Capital Policy and the assessment of Maximum Liquidity Outflow.

Contingency Funding Plan. The Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements; (d) liquidity outflows related to possible credit downgrade; (e) lower availability of secured funding; (f) client cash withdrawals; (g) the anticipated funding of outstanding investment and loan commitments; and (h) certain accrued expenses and other liabilities and fixed costs.

Cash Capital Policy. A cash capital model is maintained that measures long-term funding sources against requirements. Sources of cash capital include equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments.

Maximum Liquidity Outflow. Jefferies businesses are diverse, and liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. Maximum Liquidity Outflow is based on a scenario that includes both a market-wide stress and a firm-specific stress.

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios Jefferies determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies inventory balances and cash holdings. Jefferies has sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow.

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statement of Financial Condition at March 31, 2013 (in thousands):

Cash and cash equivalents:
Cash in banks	$857,202
Money market investments	2,160,756
Total cash and cash equivalents	3,017,958

Other sources of liquidity:
Securities purchased under agreements to resell (1)	817,961
U.K. liquidity pool (1)	314,121
Other (2)	575,694
Total other sources	1,707,776
Total cash and cash equivalents and other liquidity sources	$4,725,734

(1)
The liquidity pool, segregated by Jefferies U.K. broker-dealer, as required by FSA regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area ("EEA"), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(2)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs.

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. Repurchase financing can be readily obtained for 77% of inventory at haircuts of 10% or less, which reflects the marketability of the inventory. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statement of Financial Condition at March 31, 2013 (in thousands):

	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,675,373	$592,580
Corporate debt securities	2,587,623	52,976
U.S. Government, agency and municipal securities	1,179,709	–
Other sovereign obligations	3,465,710	803,928
Agency mortgage- and asset-backed securities (1)	3,500,706	–
Physical commodities	157,299	–
	$12,566,420	$1,449,484

(1)
Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages ("ARMs"), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

In addition to being able to be readily financed at modest haircut levels, it is estimated that each of the individual securities within each asset class could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. There are no restrictions on the unencumbered liquid securities, nor have they been pledged as collateral.

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory. The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities. Approximately 85% of repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of the total repo activity that is eligible for central clearing reflects the high quality and liquid composition of trading inventory. The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.

A significant portion of the financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis. The remaining 15% of outstanding repo balances is currently contracted bi-laterally, of which a significant portion is on a term basis.

Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by $521.3 million of uncommitted secured and unsecured bank lines, comprised of $475.0 million of bank lines and $46.3 million of letters of credit. Short-term borrowings under the uncommitted bank lines totaled $100.0 million, all of which is secured, as reflected in the Consolidated Statement of Financial Condition at March 31, 2013. Secured amounts are collateralized by a combination of customer and firm securities.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at March 31, 2013 is $6.1 billion, which excludes $260.0 million of outstanding borrowings under a long-term revolving Credit Facility. Jefferies’ long-term debt has an average maturity exceeding 9 years, excluding the Credit Facility.

Jefferies has a committed senior secured revolving credit facility ("Credit Facility") with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain subsidiaries to maintain specified levels of regulated capital. Jefferies is currently in compliance with the Credit Facility and expects to remain in compliance in both the near term and long term given current liquidity, anticipated additional funding requirements and profitability expectations.

Jefferies long-term debt ratings as of May 2013 are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB-	Stable

Jefferies relies upon its cash holdings and external sources to finance a significant portion of its day to day operations. Jefferies access to these external sources, as well as the cost of that financing, is dependent upon various factors, including its credit ratings. Jefferies current ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share and competitive position in the markets in which it operates. Deteriorations in any of these factors could impact Jefferies credit ratings. While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on its business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by Jefferies.

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade by a single rating agency was $103.2 million, and $151.6 million could be called in the event of a downgrade of our long-term credit rating below investment grade by a second rating agency. The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Ratings issued by credit rating agencies are subject to change at any time.

Net Capital

Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Additionally, Jefferies Bache, LLC is registered as a Futures Commission Merchant and is subject to Rule 1.17 of the Commodities Futures Trading Commission ("CFTC").  FINRA is the designated self-regulatory organization for the U.S. broker-dealers and the Chicago Mercantile Exchange is the designee for Jefferies Bache, LLC.

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$737,727	$688,384
Jefferies Execution	3,464	3,214

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$243,861	$85,410

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. These provisions will result in modifications to the regulatory capital requirements of some entities, and will result in some entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, LLC and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013. JHYH was also a registered broker-dealer with net capital and excess net capital at March 31, 2013; however, since JHYH was merged into Jefferies LLC after the acquisition, its net capital position is not disclosed above.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Contractual Obligations and Commitments

As a result of the acquisition of Jefferies, our consolidated cash obligations and commitments have increased. The tables below provide information about Jefferies commitments related to debt obligations, investments and derivative contracts. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$–	$249.6	$848.7	$772.6	$3,580.8	$5,451.7
Senior secured revolving credit facility	–	260.0	–	–	–	260.0
Interest payment obligations on senior notes	247.1	322.4	595.4	511.9	1,642.5	3,319.3
	247.1	832.0	1,444.1	1,284.5	5,223.3	9,031.0

Commitments and guarantees:
Equity commitments	0.4	4.1	0.7	–	538.3	543.5
Loan commitments	214.9	283.8	115.2	80.8	–	694.7
Mortgage-related commitments	848.1	406.9	595.2	–	–	1,850.2
Forward starting reverse repos and repos	956.7	–	–	–	–	956.7
Derivative contracts:
Derivative contracts - non credit related	11,620.4	353.7	9.9	–	–	11,984.0
Derivative contracts - credit related	–	–	–	789.5	–	789.5
	13,640.5	1,048.5	721.0	870.3	538.3	16,818.6
	$13,887.6	$1,880.5	$2,165.1	$2,154.8	$5,761.6	$25,849.6

As lessee, Jefferies leases certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. The following table presents Jefferies future minimum lease payments for all noncancelable operating leases (in thousands):

Period	Gross	Subleases	Net

Remainder of 2013	$47,216	$4,552	$42,664
2014	50,635	4,822	45,813
2015	46,881	2,312	44,569
2016	44,397	2,210	42,187
2017	43,419	121	43,298
Thereafter	377,565	–	377,565
	$610,113	$14,017	$596,096

Certain of Jefferies derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 24, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In the normal course of business Jefferies engages in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned – derivative contracts or Trading Liabilities – derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Significant Accounting Policies, Note 6, Fair Value Disclosures, and Note 7, Derivative Financial Instruments, in our consolidated financial statements.

Jefferies is routinely involved with variable interest entities (“VIEs”) in connection with mortgage-backed securities securitization activities. VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We do not generally consolidate the various VIEs related to Jefferies mortgage-backed securities securitization activities because we are not the primary beneficiary.

At March 31, 2013, Jefferies did not have any commitments to purchase assets from its securitization vehicles. Jefferies held $391.9 million of mortgage-backed securities issued by VIEs for which it was initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition at March 31, 2013. For additional information regarding VIEs, see Note 9, Securitization Activities and Note 11, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, Jefferies liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 22, Income Taxes, in our consolidated financial statements for further information.

Consolidated Statements of Cash Flows

Net cash of $163.3 million was used for operating activities in the three month 2013 period as compared to $42.7 million of cash used for operating activities in the three month 2012 period. The change in operating cash flows reflects interest payments received from a subsidiary of Fortescue in 2012 ($97.1 million, net of withholding taxes in 2012; the note was redeemed in the fourth quarter of 2012) and premiums paid to redeem debt in 2012. In 2013, operating cash flows reflect greater bonus payments under the Company’s Senior Executive Annual Incentive Bonus Plan and lower interest payments. National Beef used funds of $43.3 million and $49.9 million during the 2013 and 2012 periods, respectively; gaming entertainment generated funds of $3.5 million and $7.2 million during the 2013 and 2012 periods, respectively; manufacturing used funds of $1.6 million during the 2013 period and generated funds of $3.1 million during the 2012 period; and discontinued operations generated funds of $6.0 million during 2012. Funds used by Sangart, a development stage company, increased to $11.5 million during the 2013 period from $9.1 million during the 2012 period. For the period ended March 31, 2013, distributions from associated companies principally include earnings distributed by Berkadia ($3.0 million) and the Garcadia companies ($5.0 million). For the period ended March 31, 2012, distributions from associated companies principally include earnings distributed by Berkadia ($5.0 million) and the Garcadia companies ($3.7 million).

Net cash of $3,110.7 million and $539.7 million was provided by investing activities in the three month 2013 and 2012 periods, respectively. Cash acquired upon acquisition of Jefferies was $3,018.0 million in 2013. Loans to and investments in associated companies include $16.0 million for the Garcadia companies in 2013. Capital distributions and loan repayment from associated companies include the Garcadia companies ($2.1 million) in 2013. Capital distributions and loan repayment from associated companies include Mueller ($1.0 million), Jefferies ($4.4 million) and the Garcadia companies ($1.4 million) in 2012.

Net cash of $47.0 million was provided by financing activities and $460.2 million was used for financing activities in the three month 2013 and 2012 periods, respectively. Issuance of debt primarily reflects borrowings by National Beef under its bank credit facility ($68.4 million) and increases in repurchase agreements ($45.7 million). Reduction of debt for 2013 includes $18.9 million related to National Beef’s debt. Reduction of debt for 2012 includes the redemption of $423.1 million principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $88.2 million principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, and the decrease in repurchase agreements of $14.0 million.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, we evaluate all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on our financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won’t be known until a later date.  Actual results could differ from these estimates.

Income Taxes – We record a valuation allowance to reduce our net deferred tax asset to the net amount that is more likely than not to be realized. If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period. If in the future we were to determine that we would not be able to realize all or part of its recorded net deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period. We are required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance. Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that we estimate we will have available net operating loss carryforwards (“NOLs”) (until 2029). We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible. In addition to the reversal of deferred tax liabilities related to unrealized gains, we will need to generate approximately $4.7 billion of future U.S. pre-tax income to fully realize our net deferred tax asset. The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.

We also record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and if so estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our Consolidated Statement of Financial Condition or results of operations.

Fair Value of Financial Instruments – Trading assets and trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. Trading assets and trading liabilities primarily represent Jefferies trading activities including both cash and derivative products and, prior to the Jefferies acquisition, trading assets include our investment in Jefferies common shares. Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations. Available for sale securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment.

Jefferies Independent Price Verification Group, independent of its trading function, plays an important role in determining that financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. Where a pricing model is used to determine fair value, these control processes include reviews of the pricing model’s theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 2, Significant Accounting Policies and Note 6, Fair Value Disclosures, in our consolidated financial statements above.

Impairment of Long-Lived Assets – We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

Poor economic conditions have adversely affected most of our operations and investments. A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets and property and equipment (for example, investment banking, beef processing, manufacturing, gaming entertainment, real estate and certain associated company investments), impairment charges would have to be recorded.

Impairment of Equity Method Investments – We evaluate equity method investments for impairment when operating losses or other factors may indicate a decrease in value which is other than temporary. For investments in investment partnerships that are accounted for under the equity method, we obtain from the investment partnership financial statements, net asset values and other information on a quarterly basis and annual audited financial statements. On a quarterly basis, we also make inquiries and discuss with investment managers whether there were significant procedural, valuation, composition and other changes at the investee. Since these investment partnerships record their underlying investments at fair value, after application of the equity method the carrying value of our investment is equal to our share of the investees’ underlying net assets at their fair values. Absent any unusual circumstances or restrictions concerning these investments, which would be separately evaluated, it is unlikely that any additional impairment charge would be required.

For equity method investments in operating businesses, we consider a variety of factors including economic conditions nationally and in their geographic areas of operation, adverse changes in the industry in which they operate, declines in business prospects, deterioration in earnings, increasing costs of operations and other relevant factors specific to the investee.  Whenever we believe conditions or events indicate that one of these investments might be significantly impaired, we obtain from such investee updated cash flow projections and impairment analyses of the investee assets. We use this information and, together with discussions with the investee’s management, evaluate if the book value of its investment exceeds its fair value, and if so and the situation is deemed other than temporary, record an impairment charge.

Goodwill – At acquisition, we allocate the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values. Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Substantially all goodwill was recognized in connection with the Jefferies acquisition.

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired by comparing the estimated fair value of our reporting units with their carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. The fair values will be based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we will utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses and/or projected cash flows. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

Compensation and Benefits - A portion of Jefferies compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, Jefferies overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix, profitability, individual and business performance metrics, and use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual total compensation among interim periods is in proportion to projected net revenues earned. Consequently, during the year we accrue Jefferies compensation and benefits based on annual targeted compensation ratios, taking into account the mix of its revenues and the timing of expense recognition.

Contingencies – We accrue for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to significant change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control. We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.

Results of Operations

Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. Poor general economic conditions have reduced the demand for products or services sold by our operating subsidiaries and/or resulted in reduced pricing for products or services. The discussions below concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen we believe that all of our businesses would be adversely impacted.

A summary of results of continuing operations for the three month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Income (loss) from continuing operations
before income taxes and income
related to associated companies:
Beef Processing Services	$(20,514)	$(17,597)
Domestic Real Estate	120	(1,109)
Medical Product Development	(9,410)	(10,053)
Other Operations	(1,168)	6,977
Corporate	166,222	378,174
Total consolidated income from continuing
operations before income taxes and income
related to associated companies	135,250	356,392

Income related to associated companies
before income taxes	213,527	401,908
Total consolidated income from continuing
operations before income taxes	348,777	758,300

Income taxes:
Income from continuing operations before
income related to associated companies	67,602	133,425
Associated companies	(19,595)	139,369
Total income taxes	48,007	272,794

Income from continuing operations	$300,770	$485,506

Beef Processing Services

A summary of results of operations for National Beef for the three month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Revenues and other income	$1,789,442	$1,791,979

Expenses:
Cost of sales	1,770,844	1,772,219
Compensation and benefits	8,165	7,747
Interest	3,251	3,016
Depreciation and amortization	21,733	20,308
Selling, general and other expenses	5,963	6,286
	1,809,956	1,809,576

Loss before income taxes	$(20,514)	$(17,597)

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

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors. Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases. The ratios during the first quarters of 2013 and 2012 were the lowest for the corresponding periods during the past ten years. Due in part to the declining U.S. cattle herd, which has been exacerbated by drought conditions across key cattle raising areas, during this period average cattle prices remained at record levels and National Beef’s per head revenue has not increased to offset the full increase in its per head cost for cattle, resulting in reduced margins.

During the first quarter of 2013, revenues were lower than the first quarter of 2012 due primarily to fewer cattle processed versus the prior quarter. Although gross margin per head was modestly higher versus the first quarter of 2012, total gross margin was lower due primarily to fewer cattle processed versus the prior quarter. Depreciation and amortization expenses include $11.3 million during each of 2013 and 2012 of amortization expenses related to identifiable intangible assets recorded at the date of acquisition.

The 2012 drought across much of the country caused prices for corn, hay and certain other cattle feedstuffs to increase and pastures to wither; as such some cattle producers reduced and continue to reduce the size of their cow herds. National Beef’s profitability is primarily dependent upon the spread between what it pays for fed cattle and the price it receives for its products, along with the efficiency of its processing facilities. The drought contributed to a decline in the beef cow herd and affected the supply of fed cattle; this caused the price National Beef pays for fed cattle to increase more than it can pass along in the form of higher selling prices for its products, resulting in reduced profitability.

As more fully discussed in the 2012 10-K, National Beef received notice from Walmart that it intends to discontinue using National Beef as a provider of its case-ready products in 2013. During 2013, the two case-ready facilities began to operate at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities. In connection with the reduction in the labor force, National Beef recorded a charge of approximately $1.9 million during the first quarter of 2013. National Beef is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Revenues and other income	$4,342	$3,421

Expenses:
Depreciation and amortization	892	875
Other operating expenses	3,330	3,655
	4,222	4,530

Income (loss) before income taxes	$120	$(1,109)

Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment’s operating properties, the current status of our real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, pre-tax results for this segment for any particular period is not predictable and does not follow any consistent pattern.

We did not have any major real estate sales during 2013 or 2012.

Although there has been some recent improvement, residential property sales volume, prices and new building starts have remained low in many U.S. markets compared to historical standards, including markets in which we have real estate projects. The slowdown in residential sales was exacerbated by turmoil in the mortgage lending and credit markets, resulting in stricter lending standards and reduced liquidity for prospective home buyers. We have deferred development plans for certain of our real estate development projects, and are not actively soliciting bids for fully developed projects. We intend to wait for market conditions to improve before marketing certain of our projects for sale.

Medical Product Development

A summary of results of operations for Sangart for the three month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Revenues and other income	$101	$74

Expenses:
Compensation and benefits	4,717	4,216
Depreciation and amortization	222	210
Selling, general and other expenses	4,572	5,701
	9,511	10,127

Loss before income taxes	$(9,410)	$(10,053)

Sangart’s selling, general and other expenses include research and development costs of $2.4 million and $3.4 million in 2013 and 2012, respectively. The reduction in research and development costs in 2013 principally reflects the completion in the fourth quarter of 2012 of certain clinical trials of MP4OX and MP4CO, which had been enrolling patients during the first quarter of last year.

Sangart is a development stage company that does not have any revenues from product sales. Sangart recently completed a Phase 2 clinical trial of MP4OX in 316 trauma patients. The primary efficacy goal of the study was not met, as the MP4OX treated group did not show a statistically significant improvement in the number of patients discharged and alive after 28 days as compared to the control group that received normal standard of care treatment. But clinically significant improvements were observed in some other measures of efficacy and no significant safety concerns were identified. Sangart is now evaluating plans for its next clinical trial of MP4OX in trauma patients, which would take time and substantial additional funds to complete. Until the next trial is successfully completed, if ever, Sangart will not be able to request marketing approval and generate revenues from sales of MP4OX.

In addition to obtaining requisite regulatory approvals for the manufacture and sale of its products, including approval of a manufacturing facility which has yet to be built, Sangart would have to create sales, marketing and distribution capabilities prior to any commercial launch, either directly or in partnership with a service provider. In recent years, substantially all of the funding needed for MP4 development has come from the Company. Significant additional funding will be needed prior to regulatory approval and commercial launch; we are not committed to provide such funding and Sangart is currently exploring potential external sources of funding and support. We are unable to predict when, if ever, it will report operating profits for this segment.

Other Operations

A summary of results of operations for other operations for the three month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Revenues and other income	$114,385	$112,765

Expenses:
Cost of sales	59,619	50,943
Compensation and benefits	6,568	6,815
Depreciation and amortization	3,773	6,918
Selling, general and other expenses	45,593	41,112
	115,553	105,788

Income (loss) before income taxes	$(1,168)	$6,977

Other operations include manufacturing, gaming entertainment and, until it was distributed to shareholders in February 2013, winery operations conducted by Crimson. Amounts for Crimson reflected in the table above during 2013 and 2012 include revenues of $9.0 million and $10.5 million, respectively, and pre-tax profits of $1.5 million and $0.9 million, respectively.

Revenues and other income during 2013 and 2012 for manufacturing were $74.4 million and $61.7 million, respectively, and for gaming entertainment $29.0 million and $32.1 million, respectively.

Depreciation and amortization expenses during 2013 and 2012 for manufacturing were $3.3 million and $2.7 million, respectively, and for gaming entertainment $2.1 million and $4.2 million, respectively. Certain of these amounts are classified within Cost of sales and Selling, general and other expenses.

Selling, general and other expenses include direct operating expenses for gaming entertainment of $21.6 million and $22.4 million for 2013 and 2012, respectively. Selling, general and other expenses also include $13.4 million and $6.1 million during 2013 and 2012, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).

Pre-tax income during 2013 and 2012 for manufacturing was $8.3 million and $4.8 million, respectively, and for gaming entertainment was $4.3 million for both periods.

Corporate

A summary of results of operations for corporate for the three month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Revenues and other income (including net
securities gains)	$235,766	$477,022

Expenses:
Compensation and benefits	25,988	32,883
Interest	18,054	25,829
Depreciation and amortization	3,176	5,982
Selling, general and other expenses	22,326	34,154
	69,544	98,848

Income before income taxes	$166,222	$378,174

Net securities gains for Corporate aggregated $229.9 million and $424.9 million for 2013 and 2012, respectively. Net securities gains during 2013 include a gain of $227.6 million from the sale of Inmet common shares discussed above. Net securities gains during 2012 include a gain of $417.9 million from the sale of Fortescue common shares. Our decision to sell securities and realize security gains or losses is generally based on an evaluation of an individual security’s value at the time, the prospect for changes in its value in the future and/or our liquidity needs. The decision could also be influenced by the status of our tax attributes. The timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

Investment income declined $1.5 million in 2013 as compared to 2012. Other income, which decreased $44.7 million in 2013 as compared to 2012, principally reflects $45.1 million of income in 2012 related to a note of Fortescue’s subsidiary that was redeemed in October 2012. Depreciation and amortization expenses include prepaid mining interest amortization related to the note of $2.9 million in 2012.

The decrease in interest expense primarily reflects the repurchases of certain of our debt securities during 2012.

For the three month periods ended March 31, 2013 and 2012, compensation and benefits includes accrued incentive bonus expenses of $7.3 million and $23.1 million, respectively, of which $4.8 million and $20.6 million, respectively, related to the Company’s Senior Executive Annual Incentive Bonus Plan. Bonus accruals under the Senior Executive Annual Incentive Bonus Plan are based on a percentage of pre-tax profits as defined in the plan. Other Corporate incentive bonuses are discretionary and not determined based on any mathematical formula. We recorded share-based compensation expense relating to grants made under our senior executive warrant plan and the fixed stock option plan of $1.8 million and $3.8 million in 2013 and 2012, respectively. In addition, compensation and benefits for 2013 include an accrual of $8.0 million related to retention agreements with certain executive officers.

Selling, general and other expenses for 2013 include costs related to the acquisition of Jefferies of $5.8 million, consent fees of $2.3 million paid to amend a covenant in our senior note indenture to permit additional borrowings by Material Subsidiaries, as defined, and increased litigation related costs of $2.7 million. Selling, general and other expenses include expenses related to the repurchase of certain of our debt securities of $24.0 million in 2012.

Income Taxes

For the three months ended March 31, 2013, the provision for income taxes includes a charge of $12.3 million to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition, certain non-deductible expenses and $7.0 million for state income taxes. For the three months ended March 31, 2012, the provision for income taxes includes $5.0 million for foreign taxes and $4.3 million for state income taxes. These are the principal reasons why our effective tax rate is different than the federal statutory rate.

Associated Companies

Income (losses) related to associated companies for the three month periods ended March 31, 2013 and 2012 includes the following (in thousands):

	2013	2012

Jefferies	$182,719	$299,601
Mueller	–	74,315
JHYH	7,178	9,694
Berkadia	18,587	11,820
Garcadia companies	8,871	8,094
HomeFed	(241)	(115)
Brooklyn Renaissance Plaza	792	441
Linkem	(6,602)	(4,190)
Other	2,223	2,248
Income related to associated companies
before income taxes	213,527	401,908
Income tax provision (benefit)	(19,595)	139,369
Income related to associated companies,
net of taxes	$233,122	$262,539

As discussed above, we accounted for our investments in Jefferies and Mueller at fair value, resulting in the recognition of unrealized gains (losses) for the difference between the market value and the cost of the investments. As of December 31, 2012, we had recorded a deferred tax liability related to our investment in Jefferies of $33.0 million. For the three month period ended March 31, 2013, the income tax provision (benefit) includes the reversal of that deferred tax liability. In addition, no net income tax provision was recorded for income related to Jefferies for the three month period ended March 31, 2013.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; recent changes in our key executives could cause our investments to be less successful than in the past; economic downturns, including a downgrade of the U.S. credit rating and Europe’s debt crisis, or a prolonged recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to replace Walmart’s case ready business; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; increases in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding, regulatory approvals and purchase commitments from third parties to develop large scale energy projects; the inability of Sangart to obtain significant funding for medical product development and clinical trial activities; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions;  new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation under the Dodd-Frank Act on Jefferies; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; and liability associated with legal proceedings.  For additional information see Part II, Item 1A. Risk Factors in this Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Prior to the acquisition of Jefferies during the first quarter of 2013, our market risk principally arose from our financial instruments classified as available for sale securities and our borrowing activities. Information related thereto required under this Item is contained in Item 7A in the 2012 10-K, and is incorporated by reference herein.

Jefferies incurs market risk as part of its trading assets and trading liabilities portfolio, and is also exposed to interest rate market risk through its long-term borrowing activities. Market risk is the exposure to an adverse change in the market value of portfolios and financial instrument caused by a change in their market prices. Market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, commodity prices and foreign exchange rates, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. Jefferies also incurs market risk as a result of its sales and trading activities.

Jefferies Sales and Trading Activities

Market risk arises from market making, proprietary trading, underwriting, specialist and investing activities. Jefferies seeks to manage exposure to market risk by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

Value-at-Risk

Within Jefferies, Value-at-Risk (VaR) is used as a measurement of market risk using a model that simulates revenue and loss distributions on substantially all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures the potential loss in value of our financial instruments over a specified time horizon at a given confidence level. Jefferies calculates a one-day VaR using a one year look-back period measured at a 95% confidence level. This implies that, on average, a loss of daily trading net revenue at least as large as the VaR amount is expected to be realized on one out of every twenty trading days.

As with all measures of VaR, the estimate has inherent limitations due to the assumption that historical changes in market conditions are representative of the future. Furthermore, the VaR model measures the risk of a current static position over a one-day horizon and might not capture the market risk of positions that cannot be liquidated or offset with hedges in a one-day period. Published VaR results reflect past trading positions while future risk depends on future positions.

While Jefferies believes the assumptions and inputs in its risk model are reasonable, Jefferies could incur losses greater than the reported VaR in its Jefferies sales and trading portfolio because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. Consequently, this VaR estimate is only one of a number of tools used in daily risk management activities. When comparing the VaR numbers to those of other firms, it is important to remember that different methodologies and assumptions could produce significantly different results.

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for overall trading positions, excluding corporate investments in asset management positions, using the past 365 days of historical data. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated. The following table illustrates the VaR for each component of market risk (in millions).

Daily VaR (1) (2)
Value-at-Risk In Trading Portfolios

Risk Categories

Interest Rates	$4.35
Equity Prices	4.66
Currency Rates	1.93
Commodity Prices	1.42
Diversification Effect	(5.16)
Firmwide	$7.20

(1)
VaR is the potential loss in value of Jefferies trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
VaR presented above is for the trading portfolios reflected in our Consolidated Statement of Financial Position as of March 31, 2013, the first date Jefferies was consolidated.  VaR daily average, high and low will be reflected in future periods.

Counterparty Credit Risk and Issuer Country Exposure

Counterparty Credit Risk

Credit risk is the risk of loss due to adverse changes in a counterparty’s credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. Jefferies is exposed to credit risk as trading counterparty to broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations.

It is critical to Jefferies financial soundness and profitability that the various credit and counterparty risks inherent in its businesses are properly and effectively identified, assessed, monitored, and managed. Credit is extended to counterparties in a controlled manner in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed on a Jefferies enterprise level in order to limit exposure to loss related to credit risk.

Jefferies employs a Credit Risk Framework, which is responsible for identifying credit risks throughout its operating businesses, establishing counterparty limits and managing and monitoring those credit limits.

Jefferies Credit Exposures

Credit exposure exists across a wide-range of products including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts.

•	Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments outstanding.
•
Securities and margin finance includes credit exposure arising on securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements) to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•
Derivatives represent over-the-counter ("OTC") derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within Jefferies derivative credit exposures.

•	Cash and cash equivalents include both interest-bearing and non-interest bearing deposits at banks.

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in Jefferies country risk exposure tables below. The amounts in the tables below are for amounts included in our Consolidated Statement of Financial Condition at March 31, 2013 (in millions).

Counterparty Credit Exposure by Credit Rating

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

AAA Range	$–	$–	$–	$–	$1,848.6	$1,848.6
AA Range	–	198.4	18.3	216.7	100.0	316.7
A Range	–	203.4	87.3	290.7	1,032.5	1,323.2
BBB Range	50.0	89.8	7.4	147.2	36.8	184.0
BB or Lower	365.0	78.3	15.5	458.8	–	458.8
Unrated	155.2	–	7.2	162.4	–	162.4
Total	$570.2	$569.9	$135.7	$1,275.8	$3,017.9	$4,293.7

Counterparty Credit Exposure by Region

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

Asia/Latin America/Other	$12.7	$20.3	$8.8	$41.8	$152.6	$194.4
Europe	–	145.1	61.1	206.2	455.4	661.6
North America	557.5	404.5	65.8	1,027.8	2,409.9	3,437.7
Total	$570.2	$569.9	$135.7	$1,275.8	$3,017.9	$4,293.7

Counterparty Credit Exposure by Industry

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

Asset Managers	$–	$6.6	$–	$6.6	$1,848.6	$1,855.2
Banks, Broker-dealers	–	367.1	83.5	450.6	1,169.3	1,619.9
Commodities	–	32.6	27.1	59.7	–	59.7
Other	570.2	163.6	25.1	758.9	–	758.9
Total	$570.2	$569.9	$135.7	$1,275.8	$3,017.9	$4,293.7

For additional information regarding credit exposure to OTC derivative contracts, see Note 7, Derivative Financial Instruments, in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect Jefferies top exposure to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statement of Financial Condition at March 31, 2013 (in millions):

	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$785.9	$(276.0)	$(256.8)	$11.4	$19.1	$26.5	$330.4	$310.1	$640.5
Luxembourg	124.4	(3.9)	–	207.6	3.4	–	82.9	331.5	414.4
Canada	138.3	(57.0)	1.2	13.4	119.5	2.5	0.8	217.9	218.7
France	483.9	(328.4)	15.8	–	3.0	9.1	11.8	183.4	195.2
Netherlands	420.5	(265.1)	(13.1)	8.0	9.8	0.2	0.8	160.3	161.1
Spain	489.7	(327.4)	(26.1)	–	0.2	–	11.7	136.4	148.1
Hong Kong	22.8	(11.2)	(3.4)	–	3.9	–	84.3	12.1	96.4
Italy	922.0	(710.1)	(118.9)	–	1.5	0.5	–	95.0	95.0
Australia	72.2	(25.5)	3.5	21.1	–	0.3	1.5	71.6	73.1
Poland	233.0	(175.7)	–	–	–	–	(0.4)	57.3	56.9
Total	$3,692.7	$(2,180.3)	$(397.8)	$261.5	$160.4	$39.1	$523.8	$1,575.6	$2,099.4

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was a net long position of $244.0 million.

The table below reflects not only exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain but also includes exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at March 31, 2013. This table is presented in a manner consistent with how Jefferies Risk Management views and monitors these exposures as part of its risk management framework. Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries. Accordingly, issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

(in millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned - Debt securities
Greece	$0.2	(4)	$5.0	$0.1	(4)	$–	$5.3
Ireland	13.7	(4)	7.5	40.6	(4)	–	61.8
Italy	861.6	(4)	14.7	17.7	(4)	28.0	922.0
Portugal	6.5	(4)	1.8	6.2	(4)	–	14.5
Spain	350.1	(4)	11.5	58.1	(4)	70.0	489.7
Total fair value of long debt securities (1)	1,232.1		40.5	122.7		98.0	1,493.3

Financial instruments sold - Debt securities
Greece	–	(4)	0.1	0.1	(4)	–	0.2
Ireland	2.5	(4)	8.5	7.7	(4)	–	18.7
Italy	693.5	(4)	10.5	6.2	(4)	–	710.2
Portugal	1.7	(4)	–	1.7	(4)	–	3.4
Spain	290.4	(4)	3.7	33.3	(4)	–	327.4
Total fair value of short debt securities (2)	988.1		22.8	49.0		–	1,059.9

Total net fair value of debt securities	244.0		17.7	73.7		98.0	433.4

Derivative contracts - long notional exposure
Greece	–		–	–		–	–
Ireland	–		3.1	–		–	3.1
Italy	185.4	(5)	0.1	–		–	185.5
Portugal	–		–	–		–	–
Spain	–		–	–		–	–
Total notional amount - long (6)	185.4		3.2	–		–	188.6

Derivative contracts - short notional exposure
Greece	–		–	–		–	–
Ireland	–		0.8	–		–	0.8
Italy	283.8	(5)	1.0	19.6		–	304.4
Portugal	–		–	–		–	–
Spain	–		–	26.1		–	26.1
Total notional amount - short (6)	283.8		1.8	45.7		–	331.3

Total net derivative notional exposure (3)	(98.4)		1.4	(45.7)		–	(142.7)

Total net exposure to select European countries	$145.6		$19.1	$28.0		$98.0	$290.7

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned.
(2)	Short securities represent the fair value of debt securities sold short and are presented within Trading liabilities on the face of the Consolidated Statement of Financial Condition.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
(4)
Classification of securities by country and by issuer type is presented based on the view of Jefferies Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation.

(5)	These positions are comprised of bond futures executed on exchanges outside Italy.
(6)	See further information regarding derivatives on the tables following.

(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Financial instruments owned:
Long sovereign debt securities (1)	$0.2	$13.7	$861.6	$6.5	$350.1	$1,232.1
Long non-sovereign debt securities (1)	5.1	48.1	60.4	8.0	139.6	261.2
Total long debt securities	5.3	61.8	922.0	14.5	489.7	1,493.3

Trading liabilities, financial instruments sold, not yet purchased:
Short sovereign debt securities	–	2.5	693.5	1.7	290.4	988.1
Short non-sovereign debt securities	0.2	16.2	16.7	1.7	37.0	71.8
Total short debt securities	0.2	18.7	710.2	3.4	327.4	1,059.9

Net fair value - debt securities	5.1	43.1	211.8	11.1	162.3	433.4
Net derivatives notional amount	–	2.3	(118.9)	–	(26.1)	(142.7)

Total net exposure to select European countries	$5.1	$45.4	$92.9	$11.1	$136.2	$290.7

(1)
Classification of securities by country and by issuer type is presented based on the view of Jefferies Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation.

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain, as reflected in our Consolidated Statement of Financial Condition at March 31, 2013. The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty. For credit default swaps, there is immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Derivative contracts - long notional exposure
Credit default swaps	$–	$–	$–	$–	$–	$–
Bond future contracts	–	–	185.4	–	–	185.4
Listed equity options	–	3.1	0.1	–	–	3.2
Total notional amount - long	–	3.1	185.5	–	–	188.6

Derivative contracts - short notional exposure
Credit default swaps	–	–	19.6	–	26.1	45.7
Bond future contracts	–	–	283.8	–	–	283.8
Listed equity options	–	0.8	1.0	–	–	1.8
Total notional amount - short	–	0.8	304.4	–	26.1	331.3

Net derivatives notional amount	$–	$2.3	$(118.9)	$–	$(26.1)	$(142.7)

The following table provides the fair value of the above derivative contracts (in millions):

	As of March 31, 2013
	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long fair value
Credit default swaps	$–	$–	$–	$–	$–	$–
Bond future contracts	–	–	–	–	–	–
Listed equity options	–	0.5	0.1	–	–	0.6
Total fair value - long	–	0.5	0.1	–	–	0.6

Derivative contracts - short fair value
Credit default swaps	–	–	(0.8)	–	(0.1)	(0.9)
Bond future contracts	–	–	–	–	–	–
Listed equity options	–	0.7	–	–	–	0.7
Total fair value - short	–	0.7	(0.8)	–	(0.1)	(0.2)

Net derivatives fair value	$–	$(0.2)	$0.9	$–	$0.1	$0.8

In addition, non-U.S. sovereign obligations recorded in trading assets and trading liabilities are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion is executed with central clearing organizations. Accordingly, foreign sovereign obligations are utilized as underlying collateral for our repurchase financing arrangements. Repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$–	$–	$–
Ireland	12.0	59.9	(47.9)
Italy	859.2	1,243.5	(384.3)
Portugal	3.1	5.6	(2.5)
Spain	259.4	357.9	(98.5)
Total	$1,133.7	$1,666.9	$(533.2)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Collateral management of the risk due to exposure from these sovereign obligations is subject to the overall collateral and cash management risk framework.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

On March 1, 2013, the Company completed its acquisition of Jefferies. The Company has extended its oversight and monitoring processes that support its internal control over financial reporting to include Jefferies operations. There has been no other change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed, seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies became a wholly owned subsidiary of Leucadia. The class actions, filed on behalf of Jefferies shareholders prior to the merger transactions, name as defendants Jefferies, the members of the board of directors of Jefferies, Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the Jefferies directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies and Leucadia aided and abetted the directors’ breach of fiduciary duties. Certain of the actions also allege that the defendants failed to fully disclose to Jefferies stockholders all material information necessary to make an informed decision regarding the proposed transactions.

On April 16, 2013, the New York court stayed, through pre-trial proceedings, the New York actions in deference to the Delaware actions.  The parties are in the process of negotiating a proposed schedule to govern the proceedings in the Delaware action. We are unable to predict the outcome of this litigation.

Item 1A.  Risk Factors.

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Report, before you decide whether to purchase our common shares. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment. Following the acquisition of Jefferies in the first quarter of 2013, the risk factors contained in our 2012 10-K are being revised as follows:

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

The change of principal executive officers of Leucadia may cause Leucadia’s investment results to be less successful than in the past. Prior to the acquisition of Jefferies, our principal executive officers held their positions for thirty-five years. After the Jefferies acquisition, Richard B. Handler became our Chief Executive Officer and Brian P. Friedman became our President, while continuing their current positions as the principal executive officers of Jefferies. There can be no assurance that our new principal executive officers will have the same degree of success in the future, and if they don’t our financial condition, results of operations and the trading price of our common shares may be adversely affected.

Recent legislation and new and pending regulation may significantly affect Jefferies business. Recent market and economic conditions have led to legislation and regulation affecting the financial services industry. These legislative and regulatory initiatives will affect not only Jefferies, but also its competitors and certain of its clients. These changes could eventually have an effect on Jefferies revenue and profitability, limit Jefferies ability to pursue certain business opportunities, impact the value of assets that it holds, require Jefferies to change certain business practices, impose additional costs on Jefferies, and otherwise adversely affect its business. Accordingly, we cannot provide assurance that new legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

The Dodd-Frank Act was signed into law on July 21, 2010. Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps (both of which are defined terms). Jefferies registered two of its subsidiaries as swap dealers with the CFTC and may register one or more subsidiaries as security-based swap dealers with the SEC. The new laws and regulations will subject certain swaps and security-based swaps to clearing and exchange trading requirements, and will subject swap dealers and security-based swap dealers to significant new burdens, including (i) capital and margin requirements, (ii) reporting, recordkeeping and internal business conduct requirements, (iii) external business conduct requirements in dealings with swap counterparties (which are particularly onerous when the counterparty is a special entity such as a federal, state, or municipal entity, an ERISA plan, a government employee benefit plan or an endowment), and (iv) large trader position reporting and certain position limit requirements. The final rules under Title VII, including those rules that have already been adopted, for both cleared and uncleared swap transactions will impose increased capital and margin requirements on Jefferies registered entities and require additional operational and compliance costs and resources that will likely affect Jefferies business.

Section 619 of the Dodd-Frank Act (Volcker Rule) and section 716 of the Dodd-Frank Act (swaps push-out rule) limit proprietary trading of certain securities and swaps by banking entities such as banks, bank holding companies and similar institutions. Although Jefferies is not a banking entity and not otherwise subject to these rules, some of Jefferies clients and many of Jefferies counterparties are affiliated with bank holding companies and will be subject to these restrictions. These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets. Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volcker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives in other jurisdictions. We will not know the exact impact that these changes in the markets will have on Jefferies business until after the final rules are implemented.

The Dodd-Frank Act, in addressing systemic risks to the financial system, charges the Federal Reserve with drafting enhanced regulatory requirements for systemically important bank holding companies and certain other nonbank financial companies designated as systemically important by the Financial Stability Oversight Council. The enhanced requirements proposed by the Federal Reserve include capital requirements, liquidity requirements, limits on credit exposure concentrations and risk management requirements. We do not believe that Jefferies will be deemed to be a systemically important nonbank financial company under the new legislation and therefore will not be directly impacted. However, there will be an indirect impact to Jefferies as the new regulations will most likely effect its competitors, counterparties and certain of its clients.

Extensive international regulation of Jefferies business limits its activities, and, if Jefferies violates these regulations, it may be subject to significant penalties. The financial services industry is subject to extensive laws, rules and regulations in every country in which Jefferies operates. Firms that engage in securities and derivatives trading, commodity futures brokerage, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by the governing country, state, regulatory bodies and self-regulatory bodies with governing authority over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.

Each of Jefferies regulators supervises its business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which Jefferies regulators question its compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether Jefferies has complied. At any moment in time, Jefferies may be subject to one or more such investigation or similar reviews. At this time, all such investigations, and similar reviews are insignificant in scope and immaterial to Jefferies. However, there can be no assurance that, in the future, the operations of Jefferies businesses will not violate such laws, rules, and regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject Jefferies to new rules and regulations may directly affect its business, results of operations and financial condition.

Jefferies continues to monitor the impact that the Basel Accords will have on Jefferies. The latest update issued by the Basel Committee on Banking Supervision in December 2010, known as Basel III, has recommended strengthening capital and liquidity rules. In response, the European Commission is in the process of implementing amendments to its Capital Requirements Directive known as CRD IV. Changes under CRD IV are expected to start to come into effect in late 2013 or early 2014 and Jefferies continues to monitor the potential impact on its United Kingdom subsidiaries.

The European Market Infrastructure Regulation (“EMIR”) came into force in August 2012. In common with the Dodd-Frank Act in the US, these rules are intended, amongst other things, to reduce counterparty risk by requiring that all standardized over-the-counter derivatives are cleared through a central counterparty. Jefferies is reviewing EMIR and the related technical standards published by the European Securities and Markets Authority to assess the impact on Jefferies.

Jefferies is also reviewing the draft texts of the amendments to the Markets in Financial Instruments Directive and the Markets in Financial Instruments Regulation to assess the impact both pieces of legislation are likely to have on Jefferies business when they come into force in 2013 or 2014. Amongst other things, the legislation will require certain over-the-counter derivatives to be traded on exchanges and other electronic trading platforms.

Changing conditions in financial markets and the economy could result in decreased revenues, losses or other adverse consequences. As a global securities and investment banking firm, global or regional changes in the financial markets or economic conditions could adversely affect Jefferies business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues Jefferies receives from commissions and spreads.

•
Unfavorable financial or economic conditions could reduce the number and size of transactions in which Jefferies provides underwriting, financial advisory and other services. Jefferies investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which Jefferies participates and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to losses from principal transactions on Jefferies inventory positions.
•
Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses on Jefferies own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by Jefferies funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

•
Limitations on the availability of credit, such as occurred during 2008, can affect Jefferies ability to borrow on a secured or unsecured basis, which may adversely affect Jefferies liquidity and results of operations.

•	New or increased taxes on compensation payments such as bonuses or on balance sheet items may adversely affect Jefferies profits.
•
Should one of Jefferies competitors fail, Jefferies revenue could be negatively impacted based upon negative market sentiment causing customers to cease doing business with Jefferies and Jefferies lenders to cease loaning Jefferies money, which could adversely affect its business, funding and liquidity.

Unfounded allegations about Jefferies could result in extreme price volatility and price declines in its debt securities and loss of revenue, clients, and employees. In November 2011, Jefferies became the subject of unfounded allegations and false rumors, including among others those relating to its exposure to European sovereign debt. Despite the fact that Jefferies was able to dispel such rumors, its stock and bond prices were significantly impacted. Its common stock suffered a 20% sell-off in minutes and, consequently, its trading was temporarily suspended, and Jefferies debt-securities prices suffered not only extreme volatility but also record high yields. In addition, Jefferies operations were impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing Jefferies revenue stream. Although Jefferies was able to reverse the negative impact of such unfounded allegations and false rumors, there is no assurance that Jefferies will be able to do so successfully in the future and the potential failure to do so could have a material adverse effect on us and on Jefferies business, financial condition and liquidity.

A downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity. Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies, including a Nationally Recognized Statistical Rating Organization, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our business, financial condition and liquidity.

In addition, during 2011 and 2012, the possibility that certain European Union (“EU”) member states could have defaulted on their debt obligations negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the European Union’s financial support programs and the possibility that EU member states may experience similar financial troubles could disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our business, financial condition and liquidity.

A credit-rating agency downgrade could significantly impact Jefferies business. Maintaining an investment grade credit rating is important to Jefferies business and financial condition. On October 16, 2012 Moody’s announced that it downgraded Jefferies credit rating from Baa2 to Baa3. Jefferies intends to access the capital markets and issue debt securities from time to time; and a decrease in its credit rating would not only increase borrowing costs, but could also decrease demand for Jefferies debt securities and make a successful financing more difficult. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact Jefferies bond prices and our stock price. There can be no assurance that Jefferies credit ratings will not be further downgraded by Moody’s or downgraded by other rating agencies.

Jefferies principal trading and investments expose us to risk of loss. A considerable portion of Jefferies revenues is derived from trading in which Jefferies acts as principal. Jefferies may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities and futures and commodities for its own account. In any period, Jefferies may experience losses on its inventory positions as a result of price fluctuations, lack of trading volume, and illiquidity. From time to time, Jefferies may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because Jefferies inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of Jefferies revenues and profits. In addition, Jefferies may engage in hedging transactions that if not successful, could result in losses.

Increased competition may adversely affect our revenues, profitability and staffing. All aspects of Jefferies business are intensely competitive. Jefferies competes directly with a number of bank holding companies and commercial banks, other brokers and dealers, investment banking firms and other financial institutions. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Jefferies believes that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of service. Increased competition or an adverse change in Jefferies competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in Jefferies losing business formerly serviced by such employee or employees. Competition can also raise Jefferies costs of hiring and retaining the employees Jefferies needs to effectively operate its business.

Operational risks may disrupt Jefferies business, result in regulatory action or limit growth. Jefferies businesses are highly dependent on its ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions Jefferies processes have become increasingly complex. If any of Jefferies financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in Jefferies internal processes, people or systems, Jefferies could suffer an impairment to its liquidity, financial loss, a disruption of its businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond Jefferies control, including a disruption of electrical or communications services or Jefferies inability to occupy one or more of its buildings. The inability of Jefferies systems to accommodate an increasing volume of transactions could also constrain its ability to expand its businesses.

Jefferies also faces the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries Jefferies uses to facilitate its securities transactions. Any such failure or termination could adversely affect Jefferies ability to effect transactions and manage its exposure to risk.

In addition, despite the contingency plans Jefferies has in place, Jefferies ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by Jefferies or third parties with which it conducts business.

Jefferies operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Jefferies takes protective measures and endeavors to modify them as circumstances warrant, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize Jefferies or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in Jefferies, its clients’, counterparties’ or third parties’ operations. Jefferies may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and Jefferies may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance.

Jefferies faces numerous risks and uncertainties as it expands its business. Jefferies expects the growth of its business to come primarily from internal expansion and through acquisitions and strategic partnering. As Jefferies expands, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage the business and growth. The ineffectiveness of any of these controls or systems could adversely affect Jefferies business and prospects. In addition, as Jefferies acquires new businesses and introduce new products, it faces numerous risks and uncertainties integrating their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect Jefferies business and prospects.

Jefferies international operations are subject to numerous risks which could adversely impact Jefferies business in many ways. Jefferies business and operations are expanding globally. Wherever Jefferies operates, it is subject to legal, regulatory, political, economic and other inherent risks. The laws and regulations applicable to the securities and investment banking industries differ in each country. Jefferies inability to remain in compliance with applicable laws and regulations in a particular country could have a significant and negative effect on its business and prospects in that country as well as in other countries.

A political, economic or financial disruption in a country or region could adversely impact Jefferies business and increase volatility in financial markets generally.

Legal liability may harm Jefferies business. Many aspects of Jefferies business involve substantial risks of liability, and in the normal course of business, Jefferies have been named as a defendant or codefendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of Jefferies business, including increases in the number and size of investment banking transactions and Jefferies expansion into new areas impose greater risks of liability. In addition, unauthorized or illegal acts of Jefferies employees could result in substantial liability. Substantial legal liability could have a material adverse financial effect or cause Jefferies significant reputational harm, which in turn could seriously harm our business and prospects.

Jefferies business is subject to significant credit risk. In the normal course of Jefferies businesses, Jefferies is involved in the execution, settlement and financing of various customer and principal securities and derivative transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, Jefferies still faces the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended and the risk of counterparty nonperformance to the extent collateral has not been secured or the counterparty defaults before collateral or margin can be adjusted. Jefferies may also incur credit risk in its derivative transactions to the extent such transactions result in uncollateralized credit exposure to counterparties.

Jefferies seeks to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. Jefferies may require counterparties to deposit additional collateral or return collateral pledged. In the case of aged securities failed to receive, Jefferies may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty. However, there can be no assurances that Jefferies risk controls will be successful.

Derivative transactions may expose Jefferies to unexpected risk and potential losses. Jefferies is party to a number of derivative transactions that require it to deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, Jefferies does not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, Jefferies is subject to the risk that it may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause Jefferies to forfeit the payments due to it under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

The prices and availability of key raw materials affects the profitability of our beef processing and manufacturing operations.The supply and market price of cattle purchased by National Beef are dependent upon a variety of factors over which National Beef has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases. The cost of raw materials used by our manufacturing businesses has increased as a result of a variety of factors, including increased foreign demand. Although our operating subsidiaries are not currently experiencing any shortage of raw materials, if the subsidiaries experience shortages, revenues and profitability could decline.

Outbreaks of disease affecting livestock can adversely affect the supply of cattle and the demand for National Beef’s products. National Beef is subject to risks relating to animal health and disease control. An outbreak of disease affecting livestock (such as foot-and-mouth disease or bovine spongiform encephalopathy (“BSE”), commonly referred to as mad cow disease) could result in restrictions on sales of products, restrictions on purchases of livestock from suppliers or widespread destruction of cattle. The discovery of BSE in the past caused certain countries to restrict or prohibit the importation of beef products. Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and create adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, on our consolidated financial position, cash flows and results of operations.

If National Beef’s products or products made by others using its products become contaminated or are alleged to be contaminated, National Beef may be subject to product liability claims that could adversely affect its business. National Beef may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products causes injury, illness or death. In addition, National Beef could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Organisms producing food borne illnesses (such as E. coli) could be present in National Beef’s products and result in illness or death if they are not eliminated through further processing or cooking. Contamination of National Beef’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products. Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering. Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on our consolidated financial condition, cash flows and results of operations.

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

Failure to replace Walmart’s case ready business would have a significant adverse effect on National Beef’s sales and profitability. Sales to Walmart represented approximately 10% of National Beef’s total net sales during 2012. National Beef has been notified by Walmart that it intends to discontinue using National Beef as a provider of its case-ready products in 2013. Total case-ready revenues were approximately 7% of National Beef consolidated revenues during 2012, but as a value-added product, case-ready products have historically constituted a higher percentage of National Beef’s gross margin. Since 2008, case-ready products have represented from 10% to 26% of National Beef’s total gross margin, and were at the higher end of that range in 2012 due, in part, to reduced gross margin from other National Beef products. National Beef is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

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

National Beef’s performance depends on favorable labor relations with its employees, in particular employees represented by collective bargaining agreements. A substantial number of National Beef’s employees are covered by collective bargaining agreements. A labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit National Beef’s ability to process and ship products or could increase costs. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of National Beef’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our financial condition, cash flows and results of operations.

Declines in the U.S. housing market have reduced revenues and profitability of our manufacturing businesses and may continue to do so. Our manufacturing operations have generated significant revenues when the U.S. housing market was strong. The weak U.S. housing market during the last few years has resulted in fewer new housing starts, which has adversely impacted revenues and profitability of our manufacturing businesses. Our manufacturing operations do not expect to return to prior levels of profitability until the U.S. housing market recovers.

The Hard Rock Biloxi is dependent upon patronage of persons living in the Gulf Coast region. The Hard Rock Biloxi primarily seeks to attract patrons from its local geographic area. Downturns in local and regional economic conditions, an increase in competition in the surrounding area and interruptions caused by hurricanes could negatively impact operating results.

We may not be able to insure certain risks economically. We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers or reinsurers will be financially viable if we make a claim. If an uninsured loss or a loss in excess of insured limits should occur, or if we are required to pay a deductible for an insured loss, results of operations could be adversely affected. Our gaming entertainment facility has been severely damaged by hurricanes in the past, and it is possible that storms could cause significant damage in the future. Damages from storms could result in the closing of our facilities to make repairs, resulting in lost business and adversely affecting results of operations.

Increases in mortgage interest rate levels, the lack of available consumer credit and the depressed real estate market have reduced and may continue to reduce consumer demand for certain of our real estate development projects and result in impairment charges. Due to current depressed economic conditions in the national real estate market, most of our real estate development projects are not being marketed for sale. If we begin to market our development projects in the future, the ability to successfully attract customers will be highly dependent upon consumers’ ability to finance real estate purchases with affordable loans. If our estimates of future cash flows for our development projects are less than the carrying amounts, impairment charges would have to be recorded.

Sangart will require significant additional funding for product development and clinical trial activities prior to regulatory approval and commercial launch; the source of such funding has not been identified. In recent years, we have provided substantially all of the funding needed for Sangart’s development activities. Although funds invested in Sangart are generally expensed by Sangart when spent, we cannot be assured that we will ever receive a return on our investment due to the risky nature of Sangart’s development activities. Clinical trials of Sangart’s product candidates are not complete, the products have not been approved for sale by regulatory authorities and there is a risk that its products may never prove effective or be approved. Significant additional funding will be needed prior to regulatory approval and commercial launch; we are not committed to provide such funding and Sangart is currently exploring potential external sources of funding and support. Sangart has had discussions with third-party investors; however, no agreements have been reached and if such agreements are entered into it would likely result in significant dilution or outright sale of our interest. If Sangart is not successful in obtaining additional funds to continue its development activities, it is unlikely that we will ever realize any significant return of our invested capital.

We have incurred costs to investigate and evaluate the development of a number of large scale energy projects; however, development of these projects is subject to obtaining significant third-party debt and equity financing, regulatory approvals, the procurement of purchase commitments for long-term supplies of feedstock and securing long-term commitments from purchasers of the output. Although we have spent significant amounts investigating large scale energy projects, we will not be able to develop these projects without financing from other sources, various regulatory approvals and commitments from third-parties. The timing of the commencement of construction of any project is also dependent upon the receipt of financing and regulatory approvals. If we are unable to obtain such financing, approvals or commitments, or alternatively we are unable to monetize a partly or fully permitted project, we will not be able to recover our investment.

If Berkadia does not maintain certain specified ratings from the credit rating agencies it could lose its mortgage servicing rights. Berkadia is required to maintain specified servicer ratings from the credit rating agencies, and failure to do so would give its customers the right to terminate their mortgage servicing agreements.  If mortgage servicing agreements were terminated as a result of a servicer ratings downgrade, we could lose our entire equity investment.

When Berkadia originates loans for Fannie Mae, it is often required to share in the losses on such loans, which could be in excess of reserved amounts. Berkadia carries a reserve on its balance sheet for contingent losses on loans originated for Fannie Mae that have loss sharing requirements. If actual losses exceed amounts reserved, Berkadia’s profitability and cash flows will be reduced.

The loss of or changes in Berkadia’s relationships with U.S. Government-Sponsored Enterprises and federal agencies would have an adverse effect on Berkadia’s business. Berkadia’s failure to comply with U.S. Government-Sponsored Enterprise or agency requirements may result in its termination as an approved seller/servicer, mortgagee or issuer. The loss of any such status could have a significant adverse impact on Berkadia’s results of operations, could result in a loss of similar approvals from other U.S. Government-Sponsored Enterprises or federal agencies and could have other adverse consequences to the business. Fannie Mae and Freddie Mac retain broad discretion to terminate Berkadia as a seller/servicer without cause upon notice.

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

If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway. Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia. All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $2,500,000,000 surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of its reimbursement obligation to Berkshire Hathaway. As of March 31, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

Garcadia’s business is dependent, in part, upon revenue from new and used car sales at its dealerships, and declines in revenues due to industry or other factors could result in reduced profitability, reduced cash flows and/or impairment charges. Garcadia has recorded impairment charges in the past, principally for goodwill and other intangible assets, and if the automobile industry experiences a downturn in the future additional impairment charges are likely, reducing our profitability.

From time to time we may invest in illiquid securities that are subject to standstill agreements or are otherwise restricted. From time to time we may invest in securities that are subject to restrictions which prohibit us from selling the subject securities for a period of time. Although we are not a party to any such agreement currently should we enter into these agreements in the future and need to generate liquidity quickly, such agreements would limit our ability to dispose of the underlying investment while the agreement is effective.

We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and have been adversely affected by recent economic conditions. We operate in industries that sell commodity products and services, including beef processing and manufacturing, which are very competitive with product pricing often being the most significant factor to customers. Certain industries have seen a consolidation of the customer base, which tends to increase competition and pricing pressure. In addition, starting in 2008, the recession and general economic conditions have adversely affected operating results in all of our businesses, which is likely to continue until the economy fully recovers. The performance of our business units during this period has resulted in lower valuations for our business units, and a worsening of general economic or market conditions could result in a further deterioration in the values of our businesses or investments.

Recent economic conditions have adversely affected most of our operations and investments. A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by certain of our operations and investments, potentially resulting in impairment charges for long-lived assets. Certain of our operating businesses and investments have significant investments in long-lived assets, in particular beef processing, manufacturing and gaming entertainment. Recent economic conditions have resulted in declining revenues for certain of these operations and their property and equipment is not being fully utilized. As required, we review certain of these assets and investments for potential impairment, and except as otherwise disclosed have not concluded that the book values of these long-lived assets are not recoverable. If the operating revenues of these businesses deteriorate in the future, and/or we lower our estimates of future cash flows, impairment charges might have to be recorded.

We could experience significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees in our operating businesses. We compete with many other entities for skilled management and staff employees, including entities that operate in different market sectors than us. Costs to recruit and retain adequate personnel could adversely affect results of operations.

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

From time to time we are subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations. We and our subsidiaries are or may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to our business or not significant to our consolidated financial position or liquidity. Although our current assessment is that, other than as disclosed in this Report or in our 2012 10-K, there is no pending litigation that could have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial statements.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered. At March 31, 2013, we have recognized a net deferred tax asset of $1.8 billion. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset. If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding reduction to earnings during the period.

If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and if so estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our Consolidated Statement of Financial Condition or results of operations.

We have indicated our intention to pay dividends at the annual rate of $0.25 per common share, on a quarterly basis. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(a)  As previously disclosed, as part of the acquisition of Jefferies, we issued 125,000 shares of our 3.25% Series A Cumulative Convertible Preferred Shares, par value $1.00 per share, in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares, which were issued in a transaction not involving a public offering pursuant to Section 4 (a)(2) of the Securities Act of 1933, as amended, have a liquidation preference of $1,000 per share, are convertible into our common shares at an effective conversion price of $30.03 per share, are callable beginning in 2023 and are mandatorily redeemable in 2038.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended March 31, 2013:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jan 1, 2013-Jan.31, 2013	–	–	–	25,000,000
Feb.1, 2013-Feb. 28, 2013	–	–	–	25,000,000
Mar. 1, 2013- Mar. 31, 2013	134,028	$26.84	–	25,000,000
Total	134,028		–

(1)
We repurchased an aggregate of 134,028 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation (filed as Exhibit 5.1 to Leucadia National Corporation’s Current Report on Form 8-K, dated July 14, 1993).*

3.2
Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (filed as Exhibit 3.2 to Leucadia National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).*

3.3
Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to Leucadia National Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 2002).*

3.4
Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to Leucadia National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

3.5
Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.6 to Leucadia National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

3.6	Certificate of Amendment of the Certificate of Incorporation dated as of May 23, 2007 (filed as Exhibit 4.7 to Leucadia National Corporation’s Registration Statement on Form S-8 (No. 333-143770)).*

3.7	Certificate of Amendment to the Certificate of Incorporation dated as of February 26, 2013 (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

3.8	Certificate of Amendment to the Certificate of Incorporation dated February 26, 2013 (filed as Exhibit 3.8 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

3.9	Amended and Restated By-Laws of Leucadia National Corporation (filed as Exhibit 3.9 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

4.1
Third Supplemental Indenture, dated as of February 28, 2013, to the Indenture, dated as of October 26, 2009 (as supplemented by the First Supplemental Indenture, dated as of October 26, 2009, and the Second Supplemental Indenture, dated as of December 19, 2012, each between Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee), among Leucadia National Corporation, Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

4.2
Fourth Supplemental Indenture, dated as of February 28, 2013, to the Indenture, dated as of October 26, 2009 (as supplemented by the First Supplemental Indenture, dated as of October 26, 2009 and the Second Supplemental Indenture, dated as of December 19, 2012, each between Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee and the Third Supplemental Indenture, dated as of February 28, 2013 among Leucadia National Corporation, Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee), among Leucadia National Corporation, Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

10.1	Summary of 2013 executive compensation program for Michael J. Sharp (filed as Exhibit 10 to Jefferies Current Report on Form 8-K filed on March 1, 2013).*+

10.2
Summary of the 2013 executive compensation program for Richard B. Handler and Brian P. Friedman (filed as Exhibit 10 to Jefferies Current Report on Form 8-K filed on March 1, 2013 and Jefferies Form 8-K filed on September 21, 2012).*+

10.3	Summary of 2012 bonus compensation for Ian M. Cumming and Joseph S. Steinberg (filed under Item 5.02 to the Company’s Current Report on Form 8-K filed on March 1, 2013).*+

10.4	Leucadia National Corporation 2003 Incentive Compensation Plan, as Amended and Restated as of March 1, 2013 (formerly a Jefferies Group, Inc. plan).*+

10.5	Jefferies Group LLC Deferred Compensation Plan, as Amended and Restated as of March 1, 2013.*+

10.6	Leucadia National Corporation 1999 Directors’ Stock Compensation Plan, as Amended and Restated as of March 1, 2013 (formerly a Jefferies Group, Inc. plan).*+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

*Incorporated by reference.

+Exhibits 10.1 through 10.6 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION (Registrant)

Date: May 9, 2013

	By:	/s/ Barbara L. Lowenthal
Barbara L. Lowenthal
Vice President and Comptroller (Chief Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation (filed as Exhibit 5.1 to Leucadia National Corporation’s Current Report on Form 8-K, dated July 14, 1993).*

3.2
Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (filed as Exhibit 3.2 to Leucadia National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).*

3.3
Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to Leucadia National Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 2002).*

3.4
Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to Leucadia National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

3.5
Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.6 to Leucadia National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

3.6	Certificate of Amendment of the Certificate of Incorporation dated as of May 23, 2007 (filed as Exhibit 4.7 to Leucadia National Corporation’s Registration Statement on Form S-8 (No. 333-143770)).*

3.7	Certificate of Amendment to the Certificate of Incorporation dated as of February 26, 2013 (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

3.8	Certificate of Amendment to the Certificate of Incorporation dated February 26, 2013 (filed as Exhibit 3.8 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

3.9	Amended and Restated By-Laws of Leucadia National Corporation (filed as Exhibit 3.9 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

4.1
Third Supplemental Indenture, dated as of February 28, 2013, to the Indenture, dated as of October 26, 2009 (as supplemented by the First Supplemental Indenture, dated as of October 26, 2009, and the Second Supplemental Indenture, dated as of December 19, 2012, each between Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee), among Leucadia National Corporation, Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

4.2
Fourth Supplemental Indenture, dated as of February 28, 2013, to the Indenture, dated as of October 26, 2009 (as supplemented by the First Supplemental Indenture, dated as of October 26, 2009 and the Second Supplemental Indenture, dated as of December 19, 2012, each between Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee and the Third Supplemental Indenture, dated as of February 28, 2013 among Leucadia National Corporation, Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee), among Leucadia National Corporation, Jefferies Group, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2013).*

10.1	Summary of 2013 executive compensation program for Michael J. Sharp (filed as Exhibit 10 to Jefferies Current Report on Form 8-K filed on March 1, 2013).*+

10.2
Summary of the 2013 executive compensation program for Richard B. Handler and Brian P. Friedman (filed as Exhibit 10 to Jefferies Current Report on Form 8-K filed on March 1, 2013 and Jefferies Form 8-K filed on September 21, 2012).*+

10.3	Summary of 2012 bonus compensation for Ian M. Cumming and Joseph S. Steinberg (filed under Item 5.02 to the Company’s Current Report on Form 8-K filed on March 1, 2013).*+

10.4	Leucadia National Corporation 2003 Incentive Compensation Plan, as Amended and Restated as of March 1, 2013 (formerly a Jefferies Group, Inc. plan).*+

10.5	Jefferies Group LLC Deferred Compensation Plan, as Amended and Restated as of March 1, 2013.*+

10.6	Leucadia National Corporation 1999 Directors’ Stock Compensation Plan, as Amended and Restated as of March 1, 2013 (formerly a Jefferies Group, Inc. plan).*+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

*Incorporated by reference.

+Exhibits 10.1 through 10.6 are management contracts or compensatory plans or arrangements.