Form 10-Q
period 2013-06-30
LEUCADIA NATIONAL CORP
filed 2013-08-06
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                           to

Commission File Number 1-5721

LEUCADIA NATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

New York (State or other jurisdiction of	13-2615557 (I.R.S. Employer
incorporation or organization)	Identification Number)

520 Madison Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 460-1900
(Registrant’s telephone number, including area code)

315 Park Avenue South, New York, New York 10010
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
YES           _____                              NO                 X

The number of shares outstanding of each of the issuer’s classes of common stock at July 24, 2013 was 364,428,159.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2013 and December 31, 2012
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$3,553,645	$145,960
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,056,141	–
Financial instruments owned, including securities pledged of $12,903,430 and $406,828:
Trading assets, at fair value	15,270,288	1,077,172
Available for sale securities	2,664,101	3,356,992
Total financial instruments owned	17,934,389	4,434,164
Investments in managed funds	55,141	–
Loans to and investments in associated companies	991,979	807,474
Securities borrowed	5,357,672	–
Securities purchased under agreements to resell	3,467,625	–
Securities received as collateral	36,202	–
Receivables from brokers, dealers and clearing organizations	3,314,278	6,824
Receivables from customers of brokerage operations	1,188,265	–
Property, equipment and leasehold improvements, net	930,486	857,360
Intangible assets, net	1,059,860	829,831
Goodwill	1,722,548	24,195
Deferred tax asset, net	1,839,932	1,214,615
Other assets	1,671,113	1,028,695
Total	$46,179,276	$9,349,118

LIABILITIES
Trading liabilities, at fair value	$6,771,793	$–
Securities loaned	2,679,193	–
Securities sold under agreements to repurchase	9,612,126	391,705
Other secured financings	227,294	–
Obligation to return securities received as collateral	36,202	–
Payables to brokers, dealers and clearing organizations	2,002,899	854
Payables to customers of brokerage operations	5,425,281	–
Trade payables, expense accruals and other liabilities	1,493,305	588,580
Long-term debt	7,559,476	1,358,695
Total liabilities	35,807,569	2,339,834

MEZZANINE EQUITY
Redeemable noncontrolling interests in subsidiary	213,640	241,649
Mandatorily redeemable convertible preferred shares	125,000	–

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
364,377,512 and 244,582,588 shares issued and outstanding, after deducting
46,580,091 and 47,006,711 shares held in treasury	364,378	244,583
Additional paid-in capital	4,864,035	1,577,528
Accumulated other comprehensive income	440,950	705,129
Retained earnings	4,354,244	4,240,028
Total Leucadia National Corporation shareholders’ equity	10,023,607	6,767,268
Noncontrolling interest	9,460	367
Total equity	10,033,067	6,767,635

Total	$46,179,276	$9,349,118

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Revenues:
Beef processing services	$1,920,004	$1,913,616	$3,708,817	$3,704,171
Commissions	146,848	–	146,848	–
Principal transactions	141,680	(363,752)	324,399	10,164
Investment banking	277,134	–	277,134	–
Interest income	264,718	5,395	270,427	11,165
Realized security gains	9,500	2,526	239,391	427,462
Other	154,856	188,256	274,479	352,256
Total revenues	2,914,740	1,746,041	5,241,495	4,505,218
Interest expense	209,590	–	209,590	–
Net revenues	2,705,150	1,746,041	5,031,905	4,505,218

Expenses:
Cost of sales	1,921,651	1,880,582	3,752,114	3,703,744
Compensation and benefits	414,140	23,112	460,076	75,231
Floor brokerage and clearing fees	32,991	–	32,991	–
Interest	21,209	21,343	42,528	50,188
Depreciation and amortization	48,201	35,917	77,997	70,210
Selling, general and other expenses	221,510	72,787	302,782	163,237
	2,659,702	2,033,741	4,668,488	4,062,610
Income (loss) from continuing operations before income taxes
and income related to associated companies	45,448	(287,700)	363,417	442,608
Income related to associated companies	34,863	13,536	65,671	41,528
Income (loss) from continuing operations before income taxes	80,311	(274,164)	429,088	484,136
Income tax provision (benefit)	22,068	(87,508)	70,075	185,286
Income (loss) from continuing operations	58,243	(186,656)	359,013	298,850
Income (loss) from discontinued operations, net of income tax
provision (benefit) of $(50), $(1,958), $(115) and $(1,995)	(92)	(1,112)	(248)	617
Gain on disposal of discontinued operations, net of income tax
provision (benefit) of $207, $0, $32 and $0	385	–	60	–
Net income (loss)	58,536	(187,768)	358,825	299,467
Net loss attributable to the noncontrolling interest	729	297	1,351	95
Net income attributable to the redeemable
noncontrolling interests	(5,638)	(9,780)	(1,107)	(5,936)
Preferred stock dividends	(1,015)	–	(1,354)	–
Net income (loss) attributable to Leucadia National
Corporation common shareholders	$52,612	$(197,251)	$357,715	$293,626

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended June 30, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.14	$(.80)	$1.12	$1.20
Income (loss) from discontinued operations	–	(.01)	–	–
Gain on disposal of discontinued operations	–	–	–	–
Net income (loss)	$.14	$(.81)	$1.12	$1.20

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.14	$(.80)	$1.10	$1.18
Income (loss) from discontinued operations	–	(.01)	–	–
Gain on disposal of discontinued operations	–	–	–	–
Net income (loss)	$.14	$(.81)	$1.10	$1.18

Amounts attributable to Leucadia National Corporation
common shareholders:
Income (loss) from continuing operations, net of taxes	$52,319	$(196,139)	$357,903	$293,009
Income (loss) from discontinued operations, net of taxes	(92)	(1,112)	(248)	617
Gain on disposal of discontinued operations, net of taxes	385	–	60	–
Net income (loss)	$52,612	$(197,251)	$357,715	$293,626

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$58,536	$(187,768)	$358,825	$299,467
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$(28,124), $(71,081), $(23,788) and $(80,282)	(50,653)	(128,028)	(42,844)	(144,599)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$3,027, $21, $117,170 and $123,812	(5,453)	(36)	(211,037)	(223,000)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(31,151), $(71,102),
$(140,958) and $(204,094)	(56,106)	(128,064)	(253,881)	(367,599)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $258, $(1,431),
$(680) and $(2,501)	(11,003)	(2,579)	(12,692)	(4,506)
Less: reclassification adjustment for foreign exchange (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $258, $(1,431), $(680) and
$(2,501)	(11,003)	(2,579)	(12,692)	(4,506)

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $(6), $4, $(4)
and $(85)	(11)	7	(6)	(153)
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit)
of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $(6), $4, $(4) and $(85)	(11)	7	(6)	(153)

Net pension and postretirement gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0,
$0 and $0	–	–	–	–
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $(666), $(433), $(1,332) and $(866)	1,200	778	2,400	1,558
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $666, $433, $1,332 and $866	1,200	778	2,400	1,558

Other comprehensive loss, net of income taxes	(65,920)	(129,858)	(264,179)	(370,700)

Comprehensive income (loss)	(7,384)	(317,626)	94,646	(71,233)
Comprehensive loss attributable to the noncontrolling interest	729	297	1,351	95
Comprehensive income attributable to the redeemable
noncontrolling interests	(5,638)	(9,780)	(1,107)	(5,936)
Preferred stock dividends	(1,015)	–	(1,354)	–

Comprehensive income (loss) attributable to Leucadia National
Corporation common shareholders	$(13,308)	$(327,109)	$93,536	$(77,074)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net cash flows from operating activities:
Net income	$358,825	$299,467
Adjustments to reconcile net income to net cash provided by operations:
Deferred income tax provision	58,673	162,844
Depreciation and amortization of property, equipment and leasehold improvements	50,587	52,690
Other amortization	19,624	41,804
Share-based compensation	32,443	7,339
Provision for doubtful accounts	6,380	5,579
Net securities gains	(239,391)	(427,462)
Income related to associated companies	(94,211)	(41,528)
Distributions from associated companies	59,130	46,058
Net (gains) losses related to real estate, property and equipment, and other assets	4,780	(7,607)
Income related to Fortescue’s Pilbara project, net of proceeds received	–	(8,928)
Gain on disposal of discontinued operations	(92)	–
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited
with clearing and depository organizations	671,426	–
Trading assets	933,964	(10,164)
Investments in managed funds	4,835	–
Securities borrowed	(47,036)	–
Securities purchased under agreements to resell	106,129	–
Receivables from brokers, dealers and clearing organizations	(845,322)	–
Receivables from customers of brokerage operations	(144,938)	–
Other assets	(90,696)	(10,219)
Trading liabilities	(2,979,532)	–
Securities loaned	780,579	–
Securities sold under agreements to repurchase	1,521,605	–
Payables to brokers, dealers and clearing organizations	205,037	–
Payables to customers of brokerage operations	(18,807)	–
Trade payables, expense accruals and other liabilities	95,643	(44,536)
Other	(2,119)	(2,168)
Net cash provided by operating activities	447,516	63,169

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements	(54,332)	(32,821)
Acquisitions of and capital expenditures for real estate investments	(15,993)	(3,034)
Proceeds from disposals of real estate, property and equipment, and other assets	18,646	3,881
Net change in restricted cash	86	4,722
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	3,054	(384)
Cash acquired upon acquisition of Jefferies Group LLC	3,017,958	–
Advances on notes and other receivables	(1,907)	(1,928)
Collections on notes, loans and other receivables	11,470	11,269
Investments in associated companies	(423,059)	(1,258)
Capital distributions and loan repayment from associated companies	669,237	32,420
Purchases of investments (other than short-term)	(1,637,333)	(749,693)
Proceeds from maturities of investments	1,071,261	133,036
Proceeds from sales of investments	1,097,596	1,110,555
Other	670	1,650
Net cash provided by investing activities	3,757,354	508,415
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the periods ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$458,947	$35,632
Change in short-term borrowing	(100,000)	–
Reduction of debt	(748,357)	(577,337)
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	(21,042)	–
Distributions to redeemable noncontrolling interests	(6,682)	(6,289)
Distributions to noncontrolling interests	(312,450)	(2,431)
Purchase of common shares for treasury	(23,517)	–
Dividends paid	(45,191)	–
Other	5,465	(2,984)
Net cash used for financing activities	(792,827)	(553,409)

Effect of foreign exchange rate changes on cash	(4,358)	–

Net increase in cash and cash equivalents	3,407,685	18,175
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	145,960	168,490
Cash and cash equivalents at June 30, including cash classified as assets of
discontinued operations	$3,553,645	$186,665

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$238,765	$62,271
Income tax payments, net	$6,100	$23,145

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$3,376,939	$–
Issuance of mandatorily redeemable convertible preferred shares for
acquisition of Jefferies Group LLC	$125,000	$–

Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd.,
which was spun off	$175,958	$–

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2013 and 2012
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income	Earnings	Subtotal	Interest	Total

Balance, January 1, 2012	$244,583	$1,570,684	$912,421	$3,446,708	$6,174,396	$3,865	$6,178,261
Net income				293,626	293,626	(95)	293,531
Other comprehensive loss, net of taxes			(370,700)		(370,700)		(370,700)
Contributions from noncontrolling interests						129	129
Distributions to noncontrolling interests						(2,431)	(2,431)
Change in interest in consolidated subsidiary		(1,388)			(1,388)	1,388	–
Change in fair value of redeemable
noncontrolling interests		(10,990)			(10,990)		(10,990)
Share-based compensation expense		7,339			7,339		7,339

Balance, June 30, 2012	$244,583	$1,565,645	$541,721	$3,740,334	$6,092,283	$2,856	$6,095,139

Balance, January 1, 2013	$244,583	$1,577,528	$705,129	$4,240,028	$6,767,268	$367	$6,767,635
Net income				357,715	357,715	(1,351)	356,364
Other comprehensive loss, net of taxes			(264,179)		(264,179)		(264,179)
Acquisition of Jefferies Group LLC	119,363	3,257,576			3,376,939	356,180	3,733,119
Distribution of common shares of Crimson
Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests						3,091	3,091
Distributions to noncontrolling interests						(353,249)	(353,249)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	–
Change in fair value of redeemable
noncontrolling interests		22,434			22,434		22,434
Exercise of options to purchase common
shares, including excess tax benefit	5	114			119		119
Purchase of common shares for treasury	(828)	(22,689)			(23,517)		(23,517)
Share-based compensation expense		32,443			32,443		32,443
Dividends ($.125 per common share)				(46,499)	(46,499)		(46,499)
Other	1,255	1,051			2,306		2,306

Balance, June 30, 2013	$364,378	$4,864,035	$440,950	$4,354,244	$10,023,607	$9,460	$10,033,067

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

On March 1, 2013, Jefferies Group LLC (“Jefferies”) became one of our wholly-owned subsidiaries.  Jefferies is a full-service global investment banking firm.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio").  Prior to the closing, we owned 58,006,024 common shares of Jefferies representing approximately 28% of the outstanding common shares of Jefferies.  Richard Handler, Chief Executive Officer and Chairman of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia and Brian Friedman, the Chairman of the Executive Committee of Jefferies, was appointed President and a Director of Leucadia.  Following the acquisition, Jefferies continues to operate as a full-service global investment banking firm, retains a separate credit rating and remains an SEC reporting company, filing annual, quarterly and periodic reports.

Jefferies has historically reported its Statement of Financial Condition on an unclassified basis, while we have historically reported a classified Statement of Financial Condition, with assets and liabilities separated between current and non-current.  However, after giving consideration to the nature of Jefferies business and its impact on our Consolidated Statement of Financial Condition, upon completion of the acquisition, we believe it is preferable to report our Consolidated Statement of Financial Condition on an unclassified basis, and have reclassified certain amounts to be consistent with the 2013 presentation.  We have also reclassified certain amounts on our consolidated financial statements, resulting from the reduced significance of certain businesses, revised the presentation of associated companies accounted for at fair value from Income related to associated companies to Principal transactions (see Note 6), and have revised the classification of the remaining Income related to associated companies to show such amounts before income taxes (see Note 12).  In addition, Jefferies has a fiscal year ended November 30th, which it will retain for standalone reporting purposes.  Accordingly, we reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of June 2013 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

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

Consolidation

Our policy is to consolidate all entities in which we control by ownership a majority of the outstanding voting stock.  In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary.  The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.  We consider special allocations of cash flows and preferences, if any, to determine amounts allocable to noncontrolling interests.  All intercompany transactions and balances are eliminated in consolidation.

In situations where we have significant influence, but not control, of an entity that does not qualify as a variable interest entity, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under GAAP.  We have also formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value.  Our subsidiaries may act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.

Revenue Recognition Policies

Beef Processing and Other Operations

Revenues are recognized when the following conditions are met: (1) collectibility is reasonably assured; (2) title to the product has passed or the service has been rendered and earned; (3) persuasive evidence of an arrangement exists; and (4) there is a fixed or determinable price.  National Beef’s revenues are recognized based on the terms of the sale, which for beef processing operations is typically upon delivery to customers.  Manufacturing revenues are recognized when title passes.  Revenue from the sale of real estate is generally recognized when title passes; however, if we are obligated to make improvements to the real estate subsequent to closing, a portion of revenues are deferred and recognized under the percentage of completion method of accounting.

Investment Banking Activities

Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis.  We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties.  The amounts allocated for those purposes are commonly referred to as soft dollar arrangements.  These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Operations.  The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

Principal Transactions. Trading assets and Trading liabilities are carried at fair value with gains and losses reflected in Principal transactions in the Consolidated Statements of Operations on a trade date basis.  Fees received on loans carried at fair value are also recorded within Principal transactions.

Investment Banking.  Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement.  Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded.  Expenses are recorded net of client reimbursements and netted against revenues.  Unreimbursed expenses with no related revenues are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Interest Revenue and Expense.  Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies operations.  Contractual interest on Trading assets and Trading liabilities is recognized on an accrual basis as a component of Interest income and Interest expense.  Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Operations rather than as a component of interest revenue or expense.  Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations.

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

Financial Instruments

Trading assets and trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election.  Trading assets and trading liabilities include Jefferies trading activities, financial instruments of other consolidated entities that are accounted for through the fair value option election and, prior to the Jefferies acquisition, trading assets include our investment in Jefferies common shares.  Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations in Principal transactions.  Available for sales securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes.  When sold, realized gains and losses on available for sale securities are reflected in the caption Realized security gains.  Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

Jefferies Valuation Process for Financial Instruments

The Jefferies Independent Price Verification ("IPV") Group, which is an independent discipline within the Jefferies financial control function, in partnership with Jefferies Risk Management, is responsible for establishing Jefferies valuation policies and procedures.  The IPV Group and Risk Management, which are independent of business functions, play an important role and serve as a control function in determining that Jefferies financial instruments are appropriately valued and that fair value measurements are reliable.  This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.  The IPV Group reports to the Jefferies Global Controller and is subject to the oversight of the IPV Committee, which is comprised of senior Jefferies finance department personnel.  Jefferies independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

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

To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate.  The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results.  This process also forms the basis for the classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3).  The IPV Group utilizes the additional expertise of Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability.  The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and is charged with the final conclusions as to the financial instruments fair values in the consolidated financial statements.  This process specifically assists management in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.  At each quarter end, the overall valuation results, as concluded upon by the IPV Committee, are presented to the Jefferies Audit Committee.

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

Model Review Process.  Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Risk Management, independent from the trading desks, and then approved by Risk Management to be used in the valuation process.  Review and approval of a model for use includes benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions.  In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.  Models are independently reviewed and validated by Risk Management annually or more frequently if market conditions or use of the valuation model changes.

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

Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as Income (loss) from associated companies, or as part of Other revenues if such investees are considered to be an extension of our business.  Income (loss) for investees for which the fair value option was elected are reported as Principal transactions revenues.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value will be determined using valuation techniques consistent with what a market participant would use.   Our annual indefinite-lived intangible asset impairment testing date is August 1.

Goodwill.  At acquisition, we allocate the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  Substantially all of our goodwill was recognized in connection with the Jefferies acquisition.

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.  The fair values will be based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we will utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies is August 1.

Income Taxes

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

Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that we estimate we will have available net operating loss carryforwards (“NOLs”) (until 2029).  We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, we will need to generate approximately $4.6 billion of future U.S. pre-tax income to fully realize our net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.

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

Share-based Compensation

Share-based awards are measured based on the fair value of the award as determined in accordance with GAAP and recognized over the required service or vesting period.  Expected forfeitures are included in determining share-based compensation expense.

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

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share.  Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security.  As such, we calculate basic and diluted earnings per share under the two-class method.

Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities.  Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets.  The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale.  We may retain interests in the securitized financial assets as one or more tranches of the securitization.  These retained interests are included within Trading assets in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in the Consolidated Statements of Operations.

When a transfer of assets does not meet the criteria of a sale, the transfer is accounted for as a secured borrowing and we continue to recognize the assets of a secured borrowing in Trading assets and recognize the associated financing in Other secured financings.

Contingencies

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.

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

Balance Sheet Offsetting Disclosures.  In January 2013, we adopted new FASB guidance that required new disclosures regarding balance sheet offsetting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are offset in the balance sheet.  The amendments require disclosure of gross and net asset and liability information and are to be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance did not affect our consolidated financial statements but did require additional disclosures.

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

Goodwill Testing.  In January 2013, we adopted new FASB guidance that outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step quantitative goodwill impairment test.  The adoption of this guidance had no impact on our consolidated financial statements.

Note 4.  Acquisitions

As discussed above, Jefferies became a wholly-owned subsidiary on March 1, 2013.  Each share of Jefferies common stock was converted at the Exchange Ratio into our common shares, an aggregate of approximately 119,363,000 common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  In addition, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or restricted stock units of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.  We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) are now convertible into our common shares.  As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.72 per common share.

The Jefferies acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price ($4,761.8 million) equaled the sum of the fair value of our common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by us ($1.3 billion) and the redemption value of the new series of preferred shares issued at closing, which represents its fair value.  The fair values of the Jefferies common stock owned by us and the common shares and employee stock based awards issued were determined by using market prices at closing.  Including our investment in Jefferies High Yield Holdings, LLC (“JHYH”), which was contributed to Jefferies capital after the acquisition, our aggregate investment in Jefferies is $5,159.6 million at June 30, 2013.

The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Cash and cash equivalents	$3,017,958
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,728,742
Trading assets	16,413,535
Loans to and investments in associated companies	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Intangible assets, net	283,432
Goodwill	1,701,616
Deferred tax asset, net	542,480
Other assets	4,394,156
Total	$39,742,666

Liabilities
Short-term borrowing	$100,000
Trading liabilities	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Payables to customers of brokerage operations	5,450,781
Trade payables, expense accruals and other liabilities	2,723,334
Mandatorily redeemable preferred interest in JHYH held by Leucadia	358,951
Long-term debt	6,345,536
Total liabilities	34,624,657

Noncontrolling interests	356,180

Net assets acquired	$4,761,829

We have not yet completed all of our analyses to finalize the allocation of the purchase price to Jefferies acquired assets and liabilities.  On a preliminary basis, the fair value of Jefferies customer relationships and tradename were estimated using an income approach which calculates the present value of the estimated future net economic benefits of the assets over their estimated remaining life.  Replacement cost was used to estimate the fair value of internally developed software and exchange and clearing organization memberships based on the premise that a prudent investor would not pay more for an asset than its replacement cost.  The fair values of Trading assets and Trading liabilities were determined based upon the methodologies disclosed in Note 6 below.  The fair value of Long-term debt was principally based on prices observed for recently executed market transactions or based on valuations received from third party brokers.  The fair value of Noncontrolling interests, which principally represented third-party investors in JHYH, and the fair value of mandatorily redeemable preferred interests in JHYH held by us, was the estimated redemption value of those interests, which was based on their share of the underlying net assets in JHYH.  JHYH net assets were valued using the methodologies disclosed in Note 6 below.  The third-party interests in JHYH have been redeemed and our interest contributed to Jefferies capital.  Approximately $111.5 million of the goodwill recorded at acquisition is deductible for income tax purposes.

Amounts preliminarily allocated to intangible assets, the amortization period and goodwill were as follows (dollars in thousands):

		Amortization
	Amount	Years

Customer relationships	$136,002	9 to 18 years
Tradenames and related trademarks	131,299	35 years
Exchange and clearing organization
membership interests and registrations	16,131	Indefinite
Subtotal, intangible assets	283,432
Goodwill	1,701,616
Total	$1,985,048

For the three month and six month periods ended June 30, 2013, we expensed costs related to the acquisition of Jefferies of $9.8 million and $15.6 million, respectively.

Unaudited pro forma operating results for the periods presented below assume the acquisition of Jefferies had occurred on January 1, 2012 (in thousands, except per share amounts):

	For the Three Month		For the Six Month
	Periods Ended June 30,		Periods Ended June 30,
	2013	2012	2013	2012

Net revenues	$2,705,150	$2,813,953	$5,674,925	$6,075,390
Net income attributable to Leucadia National Corporation
common shareholders	$56,624	$78,868	$253,592	$375,957
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$0.15	$0.20	$0.66	$0.98
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$0.15	$0.20	$0.66	$0.97

Pro forma adjustments principally reflect an increase to amortization expenses related to the fair value of amortizable intangible assets, a reduction to interest expense for the amortization of the premium recorded to reflect long-term debt at fair value and to reflect the costs related to the acquisition as if they had occurred in the period beginning January 1, 2012.  In addition, the pro forma adjustments reflect the elimination from Net revenues amounts recognized from the application of the fair value option to our investment in Jefferies for periods prior to March 1, 2013, as more fully described in Note 6, net of related income taxes.  For the six month period ended June 30, 2013, pro forma adjustments include the removal of the deferred tax adjustments described in Note 23.  For the six month period ended June 30, 2012, pro forma adjustments include the write-off of the deferred tax asset related to our investment in Jefferies that was reflected in our Consolidated Statement of Financial Condition as of December 31, 2011 ($64.8 million), and the write-off of a portion of our net deferred tax asset for state income taxes resulting from a change in our expected state filing positions (see Note 23).  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2012.

Note 5.  Cash and Cash Equivalents

Cash and cash equivalents include the following (in thousands):

	June 30,	December 31,
	2013	2012

Cash in banks	$844,904	$143,517
Money market and other short-term investments	2,708,741	2,443
Total cash and cash equivalents	$3,553,645	$145,960

Note 6.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$1,788,659	$106,495	$19,577	$–	$1,914,731
Corporate debt securities	–	3,059,581	18,615	–	3,078,196
Collateralized debt obligations	–	197,965	45,124	–	243,089
U.S. government and federal agency securities	811,279	155,622	–	–	966,901
Municipal securities	–	621,440	–	–	621,440
Sovereign obligations	931,923	1,130,429	–	–	2,062,352
Residential mortgage-backed securities	–	3,440,947	143,766	–	3,584,713
Commercial mortgage-backed securities	–	673,855	16,068	–	689,923
Other asset-backed securities	–	43,512	1,444	–	44,956
Loans and other receivables	–	1,527,117	117,496	–	1,644,613
Derivatives	599,947	1,624,047	8,432	(2,039,660)	192,766
Investments at fair value	–	1,069	76,364	–	77,433
Physical commodities	–	149,175	–	–	149,175
Total trading assets	$4,131,808	$12,731,254	$446,886	$(2,039,660)	$15,270,288

Available for sale securities:
Corporate equity securities	$335,765	$–	$–	$–	$335,765
Corporate debt securities	–	39,487	–	–	39,487
U.S. government and federal agency securities	1,453,219	–	–	–	1,453,219
Residential mortgage-backed securities	–	637,699	–	–	637,699
Commercial mortgage-backed securities	–	76,435	–	–	76,435
Other asset-backed securities	–	121,399	–	–	121,399
Other	–	97	–	–	97
Total available for sale securities	$1,788,984	$875,117	$–	$–	$2,664,101
Cash and cash equivalents	$3,553,645	$–	$–	$–	$3,553,645
Investments in managed funds	$–	$–	$55,141	$–	$55,141
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,056,141	$–	$–	$–	$3,056,141
Securities received as collateral	$36,202	$–	$–	$–	$36,202

Liabilities:
Trading liabilities:
Corporate equity securities	$1,608,517	$37,162	$38	$–	$1,645,717
Corporate debt securities	–	1,315,930	–	–	1,315,930
U.S. government and federal agency securities	762,107	–	–	–	762,107
Sovereign obligations	672,691	799,559	–	–	1,472,250
Residential mortgage-backed securities	–	179,270	–	–	179,270
Commercial mortgage-backed securities	–	2,957	–	–	2,957
Loans	–	1,003,727	15,212	–	1,018,939
Derivatives	624,205	1,771,907	19,231	(2,215,626)	199,717
Physical commodities	–	174,906	–	–	174,906
Total trading liabilities	$3,667,520	$5,285,418	$34,481	$(2,215,626)	$6,771,793
Other secured financings	$–	$30,000	$2,294	$–	$32,294
Obligation to return securities received as collateral	$36,202	$–	$–	$–	$36,202

	December 31, 2012
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Investment in Jefferies common shares	$1,077,172	$–	$–	$–	$1,077,172
Available for sale securities:
Corporate equity securities	$934,823	$–	$–	$–	$934,823
Corporate debt securities	–	16,648	–	–	16,648
U.S. government and federal agency securities	1,657,022	6,490	–	–	1,663,512
Residential mortgage-backed securities	–	601,456	–	–	601,456
Commercial mortgage-backed securities	–	59,113	–	–	59,113
Other asset-backed securities	–	80,556	–	–	80,556
Other	–	884	–	–	884
Total available for sale securities	$2,591,845	$765,147	$–	$–	$3,356,992
Cash and cash equivalents	$145,960	$–	$–	$–	$145,960

(1)	There were no transfers between Level 1 and Level 2 during 2013 or 2012.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $284.3 million.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•
Exchange Traded Equity Securities:  Exchange traded equity securities are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy.

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

Sovereign Obligations

Foreign sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size.  To the extent external price quotations are not available or recent transactions have not been observed, valuation techniques incorporating interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value of sovereign bonds or obligations. Foreign sovereign government obligations are classified in Level 1, Level 2 or Level 3 of the fair value hierarchy, primarily based on the country of issuance.

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

•
Agency Residential Inverse Interest-Only Securities ("Agency Inverse IOs"):  The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral.  We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions.  Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age.  Agency inverse IOs are categorized within Level 2 or Level 3 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

OTC options include OTC equity, foreign exchange and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.  Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps, which incorporate observable inputs related to commodity spot prices and forward curves.  Credit default swaps include both index and single-name credit default swaps.  External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps.  For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts.  Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

	June 30, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (1)	$20,074	$–	Monthly/Quarterly
High Yield Hedge Funds (2)	315	–	–
Fund of Funds (3)	433	106	–
Equity Funds (4)	65,851	49,019	–
Convertible Bond Funds (5)	3,038	–	At Will
Other Investments (6)	17	–	Bi-Monthly
Total (8)	$89,728	$49,125

(1)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors.  Investments representing approximately 98% of the fair value of investments in this category are redeemable with 30 to 65 days prior written notice.  The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds.  The Company is unable to estimate when the underlying assets will be liquidated.

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

(4)
Investments representing approximately 99% of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.  Investments representing approximately 1% of the fair value of investments in equity funds are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.  This category includes investments in equity funds managed by us with a fair value of $53.2 million and unfunded commitments of $47.5 million.

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

(8)
Investments at fair value in the Consolidated Statements of Financial Condition include $42.8 million of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

Other Secured Financings

Other secured financings includes the notes issued by VIEs related to transfers of financial assets and accounted for as financings, which are classified as Level 2 within the fair value hierarchy.  Fair value is based on recent transaction prices. Other secured financings also includes mortgage-backed securities issued by a VIE for which we are deemed the primary beneficiary, categorized within Level 3 of the fair value hierarchy and measured using a discounted cash flow model with discount yield being a significant input.

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	June 30, 2013
	Trading Assets	Trading Liabilities

Exchange closing prices	12%	24%
Recently observed transaction prices	9%	15%
External pricing services	66%	56%
Broker quotes	2%	1%
Valuation techniques	11%	4%
	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2013 (in thousands):

Three Months Ended June 30, 2013 (3)

	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Ending Balance	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2013 (1)

Assets:
Trading assets:
Corporate equity securities	$13,234	$2,906	$5,023	$(2,984)	$–	$1,398	$19,577	$2,058
Corporate debt securities	31,820	(2,867)	918	(11,989)	–	733	18,615	(2,242)
Collateralized debt obligations	29,776	6,698	17,864	(6,270)	–	(2,944)	45,124	6,148
Residential mortgage-backed
securities	169,426	(86)	57,750	(71,534)	(5,436)	(6,354)	143,766	(367)
Commercial mortgage-backed
securities	17,794	(2,905)	1,403	(2,744)	(1,578)	4,098	16,068	(3,835)
Other asset-backed securities	1,252	(4)	–	–	–	196	1,444	(4)
Loans and other receivables	170,986	(5,049)	160,409	(24,741)	(188,268)	4,159	117,496	(6,925)
Investments, at fair value	70,067	(1,197)	5,000	–	(2,493)	4,987	76,364	(1,349)
Investments in managed funds	59,976	(927)	2,532	–	(6,562)	122	55,141	(926)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$38	$–
Residential mortgage-backed
securities	1,542	–	(1,542)	–	–	–	–	–
Net derivatives (2)	11,185	(386)	–	–	–	–	10,799	386
Loans	7,398	–	(7,398)	15,212	–	–	15,212	–
Other secured financings	–	–	–	–	–	2,294	2,294	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
    (3)      There were no issuances during the three months ended June 30, 2013.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended June 30, 2013

During the three months ended June 30, 2013, transfers of assets of $54.9 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $29.7 million and commercial mortgage-backed securities of $5.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $6.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Corporate equity securities of $2.7 million and corporate debt securities of $2.0 million due to lack of observable market transactions;
•	Collateralized debt obligations of $2.8 million which have little to no transparency in trade activity.

During the three months ended June 30, 2013, transfers of assets of $48.5 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $36.0 million and commercial mortgage-backed securities of $1.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $5.7 million and loans and other receivables of $2.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $1.3 million and corporate debt securities of $1.2 million due to an increase in observable market transactions.

During the three months ended June 30, 2013, there were $2.3 million of transfers of liabilities from Level 2 to Level 3 and no transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $3.4 million and net gains on Level 3 liabilities were $0.4 million for the three months ended June 30, 2013.  Net losses on Level 3 assets were primarily due to decreased valuations of certain loans and other receivables, commercial mortgage-backed securities, corporate debt securities, investments at fair value, investments in managed funds and residential mortgage-backed securities, partially offset by an increase in valuation of certain collateralized debt obligations and corporate equity securities.  Net gains on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$19,577
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 16.0	7.7
		Scenario analysis	Estimated recovery percentage	25%	–
Warrants		Option model	Volatility	35%	–

Corporate debt securities	$18,615
		Scenario analysis	Estimated recovery percentage	25%	–
		Comparable pricing	Comparable bond or loan price	$62.50 to $69.60	$66.95
		Market approach	Yield	14%	–

Collateralized debt obligations	$41,499
		Discounted cash flows	Constant prepayment rate	0% to 5%	0.2%
			Constant default rate	0% to 10%	1%
			Loss severity	13% to 100%	35%
			Yield	10% to 59%	27%
Residential mortgage-backed securities	$143,766
		Discounted cash flows	Constant prepayment rate	0% to 33%	7%
			Constant default rate	1% to 50%	7%
			Loss severity	25% to 75%	49%
			Yield	0% to 54%	8%

Commercial mortgage-backed securities	$16,068
		Discounted cash flows	Loss severity	65%	–
			Yield	22% to 98%	41%
			Cumulative loss rate	2% to 21%	11%

Other asset-backed securities	$1,444	Discounted cash flows	Loss severity	30%	–
			Yield	7%	–

Loans and other receivables	$82,865
		Comparable pricing	Comparable bond or loan price	$100.00 to $101.25	$100.29
		Discounted cash flows	Yield	20%	–
			Cumulative loss rate	0%	–
		Market approach	Yield	10% to 12%	11%
			EBITDA (a) multiple	6.5	–
		Scenario analysis	Estimated recovery percentage	11% to 50%	35%

Derivatives	$8,432
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.00 to $101.25	$100.61

Investments at fair value	$14,510
Private equity securities		Comparable pricing	Comparable share price	$400.00	–

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$(19,231)
Equity options		Option model	Volatility	37%	–
Loan commitments		Comparable pricing	Comparable bond or loan price	$97.50 to $101.25	$100.20

Loans	$(15,212)
		Comparable pricing	Comparable bond or loan price	$100.00 to $101.25	$100.42

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. The exclusions consisted of $110.1 million, primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans.

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

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading assets - Derivatives and Trading liabilities – Derivatives.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis.  We have also elected the fair value option for certain financial instruments held by Jefferies subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for secured financings that arise in connection with Jefferies securitization activities and other structured financings.

The following is a summary of gains (losses) due to changes in instrument specific credit risk in loans and other receivables and loan commitments measured at fair value under the fair value option for the three and six month periods ended June 30, 2013 (in thousands):

Financial Instruments Owned:
Loans and other receivables	$13,474

Financial Instruments Sold:
Loans	$–
Loan commitments	$(5,421)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

Financial Instruments Owned:
Loans and other receivables	$279,278
Loans greater than 90 days past due (1) (2)	$–

(1)	There were no loans that were 90 or more days past due.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

There were no loans or other receivables on nonaccrual status at June 30, 2013.

We have elected the fair value option for Jefferies investment in Knight Capital Group, Inc. (“Knight Capital”), acquired by Jefferies during 2012.  As of June 30, 2013, Jefferies owns approximately 22% of the outstanding common stock of Knight Capital.  We also elected the fair value option for our investment in Mueller Industries, Inc. (“Mueller”), which was sold in September 2012, and, prior to the completion of the Jefferies acquisition, we elected the fair value option for our investment in Jefferies, which is included in Trading assets.  We elected the fair value option for our investments in Jefferies and Mueller commencing on the date the investments became subject to the equity method of accounting.  We believe accounting for these investments at fair value better reflected the economics of these investments, and quoted market prices for these investments provided an objectively determined fair value at each balance sheet date.  Our investment in HomeFed Corporation (“HomeFed”) is the only other investment accounted for under the equity method of accounting that is also a publicly traded company for which we did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons we did not elect the fair value option for HomeFed.

On July 1, 2013, Knight Capital completed its previously announced merger with GETCO Holding Company, LLC (the merged company referred to as "KCG Holdings, Inc.").  In connection with the consummation of the merger, Jefferies received cash consideration of $3.75 per share, or approximately $192 million, with respect to approximately 63% of its holdings in Knight Capital and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital common stock for the remainder of its holdings.  As of July 2, 2013, Jefferies owns approximately 8.5% of KCG Holdings, Inc.

Changes in the fair value of our investments in Knight Capital, Jefferies and Mueller are reflected as Principal transactions in the Consolidated Statements of Operations as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Knight Capital	$(5,688)	$–	$(5,688)	$–
Mueller	–	(28,767)	–	45,548
Jefferies	–	(334,985)	182,719	(35,384)

Total	$(5,688)	$(363,752)	$177,031	$10,164

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets – Derivatives and Trading liabilities – Derivatives, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are recognized in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage their own exposure to market and credit risks resulting from trading activities.  (See Note 6, Fair Value Disclosures and Note 24, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

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

The following table presents the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statement of Financial Condition at June 30, 2013.  Amounts were not significant at December 31, 2012.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	June 30, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$808,242	33,820	$895,260	54,324
Foreign exchange contracts	635,106	127,740	695,458	113,516
Equity contracts	598,779	1,738,780	623,633	2,873,446
Commodity contracts	143,570	679,472	143,134	681,988
Credit contracts: centrally cleared swaps	35,902	62	39,145	52
Credit contracts: other credit derivatives	10,827	29	18,713	37
Total	2,232,426		2,415,343
Counterparty/cash-collateral netting	(2,039,660)		(2,215,626)
Total per Consolidated Statement of Financial Condition	$192,766		$199,717

The following table presents unrealized and realized gains (losses) on derivative contracts for the three months ended June 30, 2013; amounts for other periods were not material (in thousands):

Interest rate contracts	$29,381
Foreign exchange contracts	4,135
Equity contracts	33,892
Commodity contracts	21,513
Credit contracts	(11,010)
Total	$77,911

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at June 30, 2013 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$44,146	$434	$–	$(4)	$44,576
Credit default swaps	–	1,507	61	–	1,568
Equity swaps and options	7,596	–	–	–	7,596
Total return swaps	1,139	1	–	(1)	1,139
Foreign currency forwards, swaps and options	100,329	36,743	–	(12,324)	124,748
Fixed income forwards	–	–	316	–	316
Interest rate swaps and options	16,352	48,174	162,419	(64,138)	162,807
Total	$169,562	$86,859	$162,796	$(76,467)	342,750
Cross product counterparty netting					(1,809)
Total OTC derivative assets included in
Trading assets					$340,941

(1)	At June 30, 2013, we held exchange traded derivative assets and other credit agreements with a fair value of $16.8 million, which are not included in this table.
(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At June 30, 2013 cash collateral received was $164.9 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

	OTC Derivative Liabilities (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$35,272	$125	$–	$(4)	$35,393
Credit default swaps	125	9,755	–	–	9,880
Equity swaps and options	7,883	–	–	–	7,883
Total return swaps	6,221	–	250	(1)	6,470
Foreign currency forwards, swaps and options	161,209	35,782	–	(12,324)	184,667
Fixed income forwards	431	–	–	–	431
Interest rate swaps and options	10,888	123,027	182,940	(64,138)	252,717
Total	$222,029	$168,689	$183,190	$(76,467)	497,441
Cross product counterparty netting					(1,809)
Total OTC derivative liabilities included in
Trading liabilities					$495,632

(1)	At June 30, 2013, we held exchange traded derivative liabilities and other credit agreements with a fair value of $45.0 million, which are not included in this table.
(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At June 30, 2013, cash collateral pledged was $340.9 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At June 30, 2013, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$232,256
BBB- to BBB+	34,697
BB+ or lower	54,576
Unrated	19,412
Total	$340,941

(1)
We utilize the credit ratings of external rating agencies when available.  When external credit ratings are not available, we utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2013 is $126.1 million, for which Jefferies has posted collateral of $106.9 million in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered, Jefferies would have been required to post an additional $20.1 million of collateral to its counterparties.

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

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At June 30, 2013, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $20.1 billion.

At June 30, 2013, a substantial portion of the securities received by Jefferies had been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition.  At June 30, 2013, $36.2 million was reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 9.  Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities.  In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE.  A significant portion of the securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies.  These SPEs generally meet the criteria of variable interest entities; however the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs.  See Note 11, Variable Interest Entities for further information on variable interest entities.

Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets.  Transferred assets are carried at fair value with unrealized gains and losses reflected in the Consolidated Statements of Operations prior to the identification and isolation for securitization.  Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues.  If Jefferies has not relinquished control over the transferred assets, the assets continue to be recognized in Trading assets and a corresponding secured borrowing is recognized in Other secured financings.

Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE.  Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Trading assets.  We apply fair value accounting to the securities.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three month period ended June 30, 2013; there was no activity for other periods (in millions):

Transferred assets	$2,184.0
Proceeds on new securitizations	2,190.9
Net revenues	4.8
Cash flows received on retained interests	$11.1

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy.  For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Significant Accounting Policies and Note 6, Fair Value Disclosures.  Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs and has no liabilities related to these SPEs at June 30, 2013.  Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets.  To the extent the securities purchased through these market-marking activities meet specific thresholds and Jefferies is not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 11, Variable Interest Entities.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	June 30, 2013
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$6,770.6	$406.1
U.S. government agency commercial mortgage-backed securities	3,297.2	62.3
Collateralized loan obligations	1,191.5	29.5

Jefferies does not have any derivative contracts executed in connection with these activities.  Total assets represent the unpaid principal amount of assets in the vehicles in which Jefferies has continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting its retained interests, and are not considered representative of the risk of potential loss.  Assets retained in connection with a transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches.  Jefferies risk of loss is limited to this fair value amount which is included within total Trading assets in our Consolidated Statements of Financial Condition.

Note 10.  Financial Instruments - Available for sale securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at June 30, 2013 and December 31, 2012 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2013
Bonds and notes:
U.S. Government and federal agency securities	$1,453,073	$147	$1	$1,453,219
Residential mortgage-backed securities	626,050	13,890	2,241	637,699
Commercial mortgage-backed securities	76,064	824	453	76,435
Other asset-backed securities	122,922	16	1,539	121,399
All other corporates	39,578	85	176	39,487
Total fixed maturities	2,317,687	14,962	4,410	2,328,239

Equity securities:
Common stocks:
First Quantum Minerals Ltd. (“First Quantum”)	295,259	–	61,109	234,150
Banks, trusts and insurance companies	30,317	26,633	–	56,950
Industrial, miscellaneous and all other	17,847	26,818	–	44,665
Total equity securities	343,423	53,451	61,109	335,765

Other investments	97	–	–	97
	$2,661,207	$68,413	$65,519	$2,664,101

2012
Bonds and notes:
U.S. Government and federal agency securities	$1,663,225	$327	$40	$1,663,512
Residential mortgage-backed securities	585,772	16,506	822	601,456
Commercial mortgage-backed securities	58,683	583	153	59,113
Other asset-backed securities	80,866	78	388	80,556
All other corporates	16,377	275	4	16,648
Total fixed maturities	2,404,923	17,769	1,407	2,421,285

Equity securities:
Common stocks:
Inmet Mining Corporation (“Inmet”)	504,006	319,751	–	823,757
Banks, trusts and insurance companies	32,811	33,129	331	65,609
Industrial, miscellaneous and all other	23,195	22,562	300	45,457
Total equity securities	560,012	375,442	631	934,823

Other investments	1,054	–	170	884
	$2,965,989	$393,211	$2,208	$3,356,992

The amortized cost and estimated fair value of investments classified as available for sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$1,471,373	$1,471,534
Due after one year through five years	21,278	21,172
Due after five years through ten years	–	–
Due after ten years	–	–
	1,492,651	1,492,706
Mortgage-backed and asset-backed securities	825,036	835,533
	$2,317,687	$2,328,239

At June 30, 2013, the unrealized losses on investments which have been in a continuous unrealized loss position for 12 months or longer were not significant.  At June 30, 2013, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months primarily related to the First Quantum common shares (which had an unrealized loss of $61.1 million), which we did not consider to be an other than temporary impairment.  This determination was based on a number of factors including the length of time that the fair value was less than cost and the financial condition of the issuer.

At December 31, 2012, we owned 11,042,413 common shares of Inmet, which represented approximately 15.9% of Inmet’s outstanding shares.  Pursuant to a tender and exchange offer by First Quantum, we exchanged our Inmet shares for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  We recorded a gain on the transaction of $227.6 million during the first quarter of 2013.  First Quantum is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: FM).  During the second quarter of 2013, we sold 2,413,713 First Quantum shares for aggregate net cash proceeds of $44.9 million.

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of June 30, 2013.  There were no consolidated VIEs at December 31, 2012.

(In millions)	Securitization Vehicles	Other

Cash	$–	$0.2
Financial instruments owned	107.4	0.5
Securities purchased under agreement to resell (2)	195.1	–
	$302.5	$0.7
Other secured financings (1)	$302.5	$–
Other	–	0.2
	$302.5	$0.2

(1)	Approximately $75.1 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at June 30, 2013.
(2)	Securities purchased under agreement to resell represent an amount due from a related consolidated entity in a collateralized transaction, which is eliminated in consolidation.

Securitization vehicles.  Jefferies is the primary beneficiary of securitization vehicles to which it transferred loans and retains servicing rights over the loans as well as retains a portion of the securities issued by the securitization vehicle.  Jefferies variable interests in these vehicles consist of the securities and a contractual servicing fee.  The assets of these VIEs consist of project and corporate loans, which are available for the benefit of the vehicles’ beneficial interest holders.  The creditors of these VIEs do not have recourse to our general credit.

Jefferies is also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement.  Jefferies manages the assets within these vehicles.  Jefferies variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement.  The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.  The creditors of these VIEs do not have recourse to our general credit.

At June 30, 2013 a transfer by Jefferies to a VIE did not meet the criteria of a sale and we continue to recognize the assets in Trading assets, and the associated liabilities in Other secured financings in the Consolidated Statement of Financial Condition.

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

Nonconsolidated VIEs

Jefferies also holds variable interests in VIEs in which it is not the primary beneficiary and does not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate.  Jefferies has no explicit or implicit arrangements to provide additional financial support to these VIEs and has no liabilities related to these VIEs at June 30, 2013.

The following table presents information about nonconsolidated VIEs in which Jefferies has variable interests aggregated by principal business activity.  The tables include VIEs where Jefferies has determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	June 30, 2013
	Variable Interests
(In millions)	Financial Statement Carrying Amount		Maximum Exposure to loss		VIE Assets

Collateralized loan obligations	$33.7	(2)	$33.7	(4)	$1,799.7
Agency mortgage- and asset-backed securitizations (1)	1,204.1	(2)	1,204.1	(4)	3,735.8
Non-agency mortgage- and asset-backed securitizations (1)	1,027.9	(2)	1,027.9	(4)	57,136.6
Asset management vehicle	3.0	(3)	3.0	(4)	399.6
Private equity vehicles	48.3	(3)	99.2		80.3
Total	$2,317.0		$2,367.9		$63,152.0

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at June 30, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Consists of debt securities accounted for at fair value, which are included within Trading assets.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in associated companies.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations.  Jefferies had acted as transferor and underwriter in several collateralized loan obligation ("CLOs") transactions in the past and retained securities representing variable interests in the CLOs.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  In addition, Jefferies owns variable interests in CLOs previously managed by Jefferies.  These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds.  Jefferies exposure to loss from these entities is limited to its investments in the debt securities held.  Regarding the CLOs previously managed by Jefferies, its variable interests consist of debt securities (with a fair value of $4.2 million at June 30, 2013) and a right to a portion of the CLOs’ management and incentive fees.  Management and incentives fees are accrued as the amounts become realizable.

Mortgage- and Asset-Backed Vehicles.  In connection with Jefferies trading and market making activities, Jefferies buys and sells mortgage- and asset-backed securities.  Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs.  A substantial portion of Jefferies variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties.  The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Trading assets on our Consolidated Statements of Financial Condition.  In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations at June 30, 2013 presented in the above table, Jefferies owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds.  These additional securities were acquired in connection with Jefferies secondary market making activities and securitization activities.  Total securities issued by securitization SPEs reflected in the Consolidated Statement of Financial Condition at June 30, 2013 consist of the following (in millions):

	Nonagency	Agency	Total

Variable interests in collateralized loan obligations	$33.7	$–	$33.7
Variable interests in agency mortgage- and asset-backed securitizations	–	1,204.1	1,204.1
Variable interests in nonagency mortgage- and asset-backed securitizations	1,027.9	–	1,027.9
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	24.9	1,810.9	1,835.8
Commercial mortgage-backed securities	59.3	370.5	429.8
Collateralized debt obligations	20.3	–	20.3
Other asset-backed securities	11.1	–	11.1
Total mortgage- and asset-backed securities in the Consolidated Statement
of Financial Condition	$1,177.2	$3,385.5	$4,562.7

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

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund").  As of June 30, 2013, Jefferies funded approximately $35.5 million of its commitment.  The carrying amount of Jefferies equity investment was $25.2 million at June 30, 2013.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

Jefferies has variable interests in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment and a loan commitment up to an aggregate principal amount of $33.0 million. The carrying amount of Jefferies equity investment was $1.5 million at June 30, 2013.  The fair value of the aggregate principal balance is $21.6 million, which is included in Loans to and investments in associated companies at June 30, 2013.  As of June 30, 2013, Jefferies exposure to loss is limited to its equity investment and the aggregate amount of its loan commitment.  JEP IV has assets consisting primarily of private equity and equity related investments.

Note 12.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at June 30, 2013 and December 31, 2012 accounted for under the equity method of accounting is as follows (in thousands):

	June 30,	December 31,
	2013	2012

Jefferies Finance, LLC (“Jefferies Finance”)	$300,924	$–
Jefferies LoanCore LLC (“Jefferies LoanCore”)	144,394	–
Berkadia Commercial Mortgage LLC (“Berkadia”)	188,584	172,942
Garcadia companies	122,156	82,425
HomeFed Corporation (“HomeFed”)	48,788	49,384
Brooklyn Renaissance Plaza	30,111	30,332
Linkem S.p.A. (“Linkem”)	98,138	86,424
JHYH	–	351,835
Other	58,884	34,132

Total	$991,979	$807,474

Income (losses) related to associated companies includes the following for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Berkadia	$30,844	$2,410	$49,431	$14,230
Garcadia companies	11,244	8,888	20,115	16,982
Linkem	(6,920)	(4,078)	(13,522)	(8,268)
HomeFed	(355)	(447)	(596)	(562)
Brooklyn Renaissance Plaza	203	1,540	995	1,981
JHYH	–	4,579	7,178	14,273
Other	(153)	644	2,070	2,892

Total	$34,863	$13,536	$65,671	$41,528

For the three month period ended June 30, 2013, our share of Berkadia’s income includes an out of period adjustment of $14.8 million to record income related to prior periods.

Income (losses) related to associated companies classified as Other revenue include the following for the three and six month periods ended June 30, 2013 (in thousands):

Jefferies Finance	$11,969
Jefferies LoanCore	16,723
Other	(152)

Total	$28,540

Jefferies Finance

In October 2004, Jefferies entered into an agreement with Babson Capital Management LLC ("Babson Capital") and Massachusetts Mutual Life Insurance Company ("MassMutual") to form Jefferies Finance, a joint venture entity.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans.  Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services.  Jefferies Finance can also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments.  Jefferies Finance also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At June 30, 2013, approximately $299.4 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total committed Secured Revolving Credit Facility is $700.0 million.  At June 30, 2013, none of Jefferies $350.0 million commitment was funded.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  Jefferies has funded $107.5 million of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

As more fully discussed in the 2012 10-K, we have agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of June 30, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

JHYH

Under GAAP, JHYH was considered a variable interest entity that was consolidated by Jefferies, since Jefferies was the primary beneficiary.  In connection with the Jefferies acquisition, we contributed our investment in JHYH to Jefferies, other third-party investors were redeemed and JHYH was effectively dissolved.

Note 13.  Financial Statement Offsetting

In connection with our derivative activities and securities financing activities, we may enter into master netting agreements and collateral arrangements with counterparties.  Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions – International Swaps and Derivative Agreements, Inc. (“ISDA”) master netting agreements; securities lending transactions – master securities lending agreements; and repurchase transactions – master repurchase agreements.  A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation.  Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due to a counterparty against all or a portion of an amount due from the counterparty or a third party.  In addition, we enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

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

The following table provides information regarding derivative contracts, repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statement of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statement of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our consolidated financial position.

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition (1)	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (2)	Available Collateral (3)	Net Amount

Assets at June 30, 2013
Derivative contracts	$2,232,426	$(2,039,660)	$192,766	$–	$–	$192,766
Securities borrowing arrangements	$5,357,672	$–	$5,357,672	$(661,938)	$(4,478,654)	$217,080
Reverse repurchase agreements	$11,276,816	$(7,809,191)	$3,467,625	$(337,200)	$(3,078,784)	$51,641

Liabilities at June 30, 2013
Derivative contracts	$2,415,343	$(2,215,626)	$199,717	$–	$–	$199,717
Securities lending arrangements	$2,679,193	$–	$2,679,193	$(661,938)	$(1,967,322)	$49,933
Repurchase agreements	$17,421,317	$(7,809,191)	$9,612,126	$(337,200)	$(8,100,516)	$1,174,410

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

Note 14.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30,	December 31,
	2013	2012

Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$16,060	$–

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of
$90,377 and $70,823	528,184	416,304
Trademarks and tradename, net of accumulated amortization of $21,588
and $15,731	371,712	263,839
Supply contracts, net of accumulated amortization of $15,023 and $9,874	134,972	140,121
Licenses, net of accumulated amortization of $3,802 and $3,508	8,226	8,520
Other, net of accumulated amortization of $4,458 and $4,467	706	1,047
Total intangibles	$1,059,860	$829,831

Amortization expense on intangible assets was $20.0 million and $12.9 million for the three month periods ended June 30, 2013 and 2012, respectively, and $33.5 million and $26.2 million for the six month periods ended June 30, 2013 and 2012, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2013 (for the remaining six months) - $40.3 million; 2014 - $65.9 million; 2015 - $63.0 million; 2016 - $61.1 million; and 2017 - $61.0 million.

A summary of goodwill at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30,	December 31,
	2013	2012

National Beef	$14,991	$14,991
Jefferies	1,699,406	–
Other operations	8,151	9,204
	$1,722,548	$24,195

The increase in intangible assets and goodwill during 2013 was due to the acquisition of Jefferies, as more fully discussed in Note 4.

Note 15.  Inventory

A summary of inventory at June 30, 2013 and December 31, 2012 which is classified as other assets is as follows (in thousands):

	June 30,	December 31,
	2013	2012

Finished goods	$260,416	$271,221
Work in process	39,631	61,069
Raw materials, supplies and other	62,972	51,202
	$363,019	$383,492

Note 16.  Short-Term Borrowings

Jefferies bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance trading assets owned or clearing related balances.  No bank loans were outstanding at June 30, 2013.   Unused borrowing facilities for short-term financing at June 30, 2013 were $475.0 million in aggregate, of which $375.0 million would be secured.

Note 17.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at June 30, 2013 and December 31, 2012  are as follows (dollars in thousands):

	June 30,	December 31,
	2013	2012

Parent Company Debt:
Senior Notes:
7 ¾% Senior Notes due August 15, 2013, $94,500 principal	$94,492	$94,461
7% Senior Notes due August 15, 2013, $307,409 principal	307,426	307,494
8 1/8% Senior Notes due September 15, 2015, $458,641 principal	455,949	455,405
Subordinated Notes:
3 ¾% Convertible Senior Subordinated Notes due April 15, 2014,
$97,581 principal	97,581	97,581
Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.875% Senior Notes, due June 8, 2014, $250,000 principal	261,069	–
3.875% Senior Notes, due November 9, 2015, $500,000 principal	520,268	–
5.5% Senior Notes, due March 15, 2016, $350,000 principal	378,060	–
5.125% Senior Notes, due April 13, 2018, $800,000 principal	859,688	–
8.5% Senior Notes, due July 15, 2019, $700,000 principal	870,859	–
6.875% Senior Notes, due April 15, 2021, $750,000 principal	873,434	–
2.25% Euro Medium Term Notes, due July 13, 2022, $5,194 principal	4,557	–
5.125% Senior Notes, due January 20, 2023, $600,000 principal	626,744	–
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	384,044	–
3.875% Convertible Senior Debentures, due November 1, 2029,
$345,000 principal	350,263	–
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	513,485	–
6.50% Senior Notes, due January 20, 2043, $400,000 principal	422,382	–
Secured credit facility, due August 26, 2014	75,000	–
National Beef Term Loans	268,250	296,000
National Beef Revolving Credit Facility	170,304	91,403
Other	25,621	16,351
Long-term debt	$7,559,476	$1,358,695

Pursuant to the Jefferies acquisition and the indenture governing the 3.875% Convertible Senior Debentures due 2029 (the "debentures"), the debentures now will convert into our common shares.  Each $1,000 debenture is convertible into 21.8728 common shares (equivalent to a conversion price of approximately $45.72).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

On August 26, 2011, Jefferies entered into a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured.  Borrowers under the Jefferies Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited.  Borrowings under the Jefferies Credit Facility are secured by assets included in the borrowing base amount, as defined.  The Jefferies Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital.  The Jefferies Credit Facility terminates on August 26, 2014.  Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  At June 30, 2013, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

As a result of the pro rata dividend of all the outstanding shares of common stock of Crimson and cash dividends paid, the conversion price of our 3¾% Convertible Senior Subordinated Notes due April 15, 2014 is $21.37 and these notes are currently convertible into 4,567,330 common shares.

Note 18.  Mezzanine Equity

Redeemable Noncontrolling Interests in Subsidiary

As more fully discussed in the 2012 10-K, redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

As of January 1,	$241,649	$235,909
Income allocated to redeemable noncontrolling interests	1,107	5,936
Distributions to redeemable noncontrolling interests	(6,682)	(6,289)
Increase (decrease) in fair value of redeemable noncontrolling interests
charged (credited) to additional paid-in capital	(22,434)	10,990
Balance, June 30,	$213,640	$246,546

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At June 30, 2013, we calculated the fair value of the redeemable noncontrolling interests by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.28%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of June 30, 2013 (dollars in millions):

	Discount Rates
Terminal Growth Rates	12.03%	12.28%	12.53%

1.75%	$218.0	$210.9	$204.1
2.00%	$221.0	$213.6	$206.7
2.25%	$224.1	$216.5	$209.4

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office, and is later reviewed with the Audit Committee as part of the normal process for the preparation of our quarterly and annual financial statements.

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

Note 19. Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30,	December 31,
	2013	2012

Net unrealized gains on available for sale securities	$549,549	$803,430
Net unrealized foreign exchange losses	(18,789)	(6,097)
Net unrealized losses on derivative instruments	(160)	(154)
Net minimum pension liability	(89,650)	(92,050)
	$440,950	$705,129

For the six month period ended June 30, 2013, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations

Net unrealized gains (losses) on		Realized security gains
available for sale securities, net of
income tax provision (benefit) of $117,170	$211,037

Amortization of defined benefit		Compensation and benefits, which
pension plan actuarial gains (losses),		includes pension expense. See the
net of income tax provision (benefit)		pension footnote for information on
of $(1,332)	(2,400)	this component.

Total reclassifications for the period,
net of tax	$208,637

Note 20.  Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and six month periods ended June 30, 2013 and 2012 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Interest cost	$3,382	$2,722	$5,993	$5,443
Service cost	72	–	72	–
Expected return on plan assets	(2,606)	(2,073)	(4,532)	(4,146)
Actuarial loss	1,909	1,463	3,775	2,926
Net pension expense	$2,757	$2,112	$5,308	$4,223

We contributed $0.8 million to our defined benefit pension plans during the six month period ended June 30, 2013.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  We pay the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not significant.

Note 21. Share-Based Compensation

Compensation and benefits expense included $30.6 million and $3.4 million for the three month periods ended June 30, 2013 and 2012, respectively, and $32.4 million and $7.3 million for the six month periods ended June 30, 2013 and 2012, respectively, for share-based compensation expense.

As mentioned above, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or restricted stock units of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.  Jefferies historically sponsored the following share-based compensation plans: incentive compensation plan, director plan and the deferred compensation plan.  In connection with the Jefferies acquisition, these plans were assumed by us and awards are now issued in our common shares.  At our annual shareholder meeting in July 2013, shareholders approved the Company’s 2003 Incentive Compensation Plan, as amended and restated (the “Incentive Plan”) and the 1999 Directors’ Stock Compensation Plan, as amended and restated that, among other things, permits the grant of awards to our employees and directors who were not previously employees or directors of Jefferies.

As of June 30, 2013, we had $260.2 million of unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average required service or vesting period of approximately 2.6 years.

Incentive Plan. The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards to employees and service providers.

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture.  The Incentive Plan also allows for grants of restricted stock units (“RSUs”).  RSUs give a participant the right to receive fully vested shares at the end of a specified deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis.  Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on our common stock.

We may grant restricted stock and RSUs to new employees as "sign-on" awards, to existing employees as "retention" awards and to certain executive officers as awards for multiple years.  Sign-on and retention awards are generally subject to annual ratable vesting over a four year service period and are amortized as compensation expense on a straight line basis over the related four years.  Jefferies has granted restricted stock and RSUs to certain senior executives with both performance and service conditions.  The awards granted to senior executives are amortized over the service period if we have determined it is probable that the performance condition will be achieved.

Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

At June 30, 2013, there were 6,171,424 shares of restricted stock outstanding, 4,884,884 restricted stock units outstanding with future service required, 8,507,277 restricted stock units outstanding with no future service requirements and 1,071,707 shares issuable under other plans.  The maximum potential increase to common shares outstanding resulting from these outstanding awards is 14,463,868.

At June 30, 2013, there were 2,599,676 stock options outstanding with a weighted-average exercise price of $25.58 per share, of which 1,084,315 were exercisable (weighted-average exercise price of $26.85 per share).  In addition, there were 4,000,000 warrants outstanding, of which 2,400,000 were currently exercisable, all at an exercise price of $33.33 per warrant.

Restricted Cash Awards.  Jefferies provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years, with an approximate average term of two years.  These awards are amortized to compensation expense over the relevant service period.  At June 30, 2013, the remaining unamortized amount of these awards was $245.4 million and is included within Other assets on the Consolidated Statements of Financial Condition.  The compensation cost associated with these awards was $45.4 million for the three and six month periods ended June 30, 2013.

Note 22.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at June 30, 2013 was $168.5 million (including $23.5 million for interest), of which $154.0 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.  The statute of limitations with respect to our federal income tax returns has expired for all years through 2008.  Our New York State and New York City income tax returns are currently being audited for the 2006 to 2008 period.

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

For the three and six month periods ended June 30, 2013, the provisions for income taxes include state and foreign income taxes of $31.5 million and $42.0 million, respectively.  For the six month period ended June 30, 2013, the provision for income taxes includes a charge of $12.3 million to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition, and reflects certain non-deductible expenses.

As discussed above, we elected the fair value option for our investment in Jefferies for periods prior to the Jefferies acquisition in March 2013.  As of December 31, 2012, we had recorded a deferred tax liability related to our investment in Jefferies of $33.0 million.  For the six month period ended June 30, 2013, the income tax provision includes the reversal of that deferred tax liability.  In addition, no net income tax provision was recorded for income related to the fair value option for Jefferies for the six month period ended June 30, 2013.  Due to the acquisition, there was no net income tax provision recorded for income related to the fair value option for Jefferies for the six month period ended June 30, 2013; as a result the impact on the tax provision was a benefit of $65.2 million.

The provisions for income taxes for the three and six month periods ended June 30, 2012 include $6.1 million and $11.1 million, respectively, for foreign taxes principally related to interest on the FMG Note.  The provisions for income taxes for the three and six month 2012 periods also include $4.0 million and $8.3 million, respectively, for state income taxes.

Note 23.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia
National Corporation common shareholders	$52,612	$(197,251)	$357,715	$293,626
Less: Allocation of earnings to participating securities (1)	(1,597)	–	(4,200)	–
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	51,015	(197,251)	353,515	293,626
Less: Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(29)	–	(2)	–
Mandatorily redeemable convertible preferred share
dividends	–	–	1,354	–
Interest on 3¾% Convertible Notes	–	–	1,316	1,312
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$50,986	$(197,251)	$356,183	$294,938

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	367,752	244,583	315,375	244,583
Stock options	85	–	44	–
Warrants	–	–	–	–
Mandatorily redeemable convertible preferred shares	–	–	2,775	–
3.875% Convertible Senior Debentures	–	–	–	–
3¾% Convertible Notes	–	–	4,503	4,327
Denominator for diluted earnings (loss) per share	367,837	244,583	322,697	248,910

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 11,375,200 and 7,763,100 for the three and six month periods ended June 30, 2013, respectively.  Dividends declared on participating securities during the three and six month periods ended June 30, 2013 were $0.7 million and $1.5 million, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 825,400 and 2,257,500 weighted average common shares were outstanding during the three month periods ended June 30, 2013 and 2012, respectively, and 1,748,600 and 2,243,000 weighted average common shares were outstanding during the six month periods ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 4,000,000 for the three and six month periods ended June 30, 2013 and 2012, related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three and six month periods ended June 30, 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

For the three month periods ended June 30, 2013 and 2012, 4,557,339 and 4,327,317 shares, respectively, related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.  For the three month period ended June 30, 2013, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

Note 24.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes Jefferies commitments associated with its capital market and asset management business activities (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Maximum Payout

Equity commitments	$0.3	$4.1	$–	$0.7	$533.7	$538.8
Loan commitments	117.0	5.2	381.5	54.5	–	558.2
Mortgage-related commitments	642.9	295.5	700.9	–	–	1,639.3
Underwriting commitments	266.6	–	–	–	–	266.6
Forward starting reverse repos and repos	948.3	–	–	–	–	948.3
	$1,975.1	$304.8	$1,082.4	$55.2	$533.7	$3,951.2

The table below presents Jefferies credit exposure from loan commitments, including funded amounts, summarized by period of expiration.  Credit exposure is based on the external credit ratings of the underlying or referenced assets of the loan commitments.  Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure(1)	Corporate Lending Exposure at Fair Value(2)	Corporate Lending Commitments (3)

Non-investment grade	$–	$45.0	$–	$45.0	$9.8	$35.2
Unrated	144.3	551.4	–	695.7	172.7	523.0
Total	$144.3	$596.4	$–	$740.7	$182.5	$558.2

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)
The corporate lending exposure carried at fair value includes $182.5 million of funded loans included in Trading assets and a $3.1 million net liability related to lending commitments recorded in Trading liabilities – Derivatives and Trading assets – Derivatives in the Consolidated Statement of Financial Condition.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.  Jefferies has commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore, and has funded $299.4 million and $107.5 million, respectively.  See Note 12, Loans to and investments in associated companies for additional information regarding these investments.

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

Jefferies has committed to invest up to an aggregate of $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, President of Leucadia and Chairman of the Executive Committee of Jefferies, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P.  Jefferies has funded approximately $35.5 million and $4.8 million of its commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $44.7 million unfunded in aggregate.

Jefferies has committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P.  Jefferies has funded approximately $43.5 million and $2.3 million of its commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $3.2 million unfunded in aggregate.

Jefferies had other equity commitments to invest up to $23.7 million in various other investments of which $1.9 million remained unfunded.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  Jefferies has $196.8 million of outstanding loan commitments to clients.

Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  At June 30, 2013, the Secured Revolving Credit Facility of $700.0 million is scheduled to mature March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  None of the aggregate principal balance has been funded and $350.0 million of our commitment remained unfunded at June 30, 2013.

Jefferies entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $33.0 million.  The fair value of the aggregate principal balance is $21.6 million, which is included in Loans to and investments in associated companies in our Consolidated Statements of Financial Condition and $11.4 million of our commitment remained unfunded.

The unfunded loan commitments to Jefferies Finance and JEP IV of $361.4 million in aggregate are unrated and included in the total unrated lending commitments presented in the table above.

Mortgage-Related Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates and mortgage-backed securities.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $30.8 million.

Forward Starting Reverse Repos and Repos.  Jefferies enters into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

Leases.  As lessee, Jefferies leases certain premises and equipment under noncancelable agreements; the acquisition of Jefferies resulted in an increase in our future minimum lease payments over various dates through 2029 of approximately $596 million.

Contingencies

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies became a wholly owned subsidiary of Leucadia.  The class actions, filed on behalf of Jefferies shareholders prior to the merger transactions, name as defendants Jefferies, the members of the board of directors of Jefferies, Leucadia and, in certain of the actions, certain merger-related subsidiaries.  The New York actions were consolidated and have been stayed through pretrial discovery in deference to the Delaware actions, which also have been consolidated.  The consolidated Delaware action alleges that the Jefferies directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies for inadequate consideration pursuant to an agreement that contains improper deal protection terms.  The action also alleges breaches of fiduciary duty against Messrs. Handler and Friedman in their capacities as officers of Jefferies, and against Leucadia and Messrs. Handler, Friedman, Cumming and Steinberg, collectively, as purported controlling shareholders of Jefferies.  On July 23, 2013, the defendants filed motions to dismiss the Delaware complaint in its entirety.  Trial in the Delaware action is currently scheduled for June 9, 2014.  We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

As more fully discussed in the 2012 10-K, we recorded a litigation reserve of $20,000,000 related to our being named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 09 Civ. 8486 (DC), in the United States District Court for the Southern District of New York.  The action arises out of another party’s obtaining default judgments against approximately 124,000 individuals in New York City Civil Court with respect to consumer debt purchased by our subsidiaries.  On July 19, 2013, the United States Court of Appeals for the Second Circuit granted the Company’s leave to appeal the District Court’s September 2012 certification decision.  No date has been set for the appeal to be heard in the Second Circuit.  In connection with the appeal, the Company will seek a stay of proceedings in the District Court, although there can be no assurance such a stay will be granted.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$838,343.7	$3,148.5	$42.6	$1.2	$59.7	$841,595.7
Written derivative contracts – credit related	–	–	–	7,388.5	–	7,388.5
Total derivative contracts	$838,343.7	$3,148.5	$42.6	$7,389.7	$59.7	$848,984.2

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Single name credit default swaps	$7.5	$–	$40.0	$203.0	$–	$–	$250.5
Index credit default swaps	7,138.0	–	–	–	–	–	7,138.0
The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $87.6 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of June 30, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

Stand by Letters of Credit.  At June 30, 2013, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $22.9 million, which expire within one year.  Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown do not necessarily reflect the actual future cash funding requirement.

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$943,027	$888,803
Jefferies Execution	3,525	3,275

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$245,377	$108,715

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

Note 26. Other Fair Value Information

Our principal financial instruments that are not recognized at fair value on a recurring basis are notes receivable from sales of assets and long-term debt.  The methods and assumptions used to estimate the fair values of these financial instruments are described below (in thousands).

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes receivable (a)	$63,818	$65,087	$46,541	$46,770

Financial Liabilities:
Long-term debt (b)	7,559,476	7,704,148	1,358,695	1,449,576

(a)
Notes receivable:  The fair values of notes receivable are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)
Long-term debt:  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 27.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman ("Private Equity Related Funds").  Reflected in our Consolidated Statement of Financial Condition at June 30, 2013 are loans to and/or equity investments in Private Equity Related Funds of $85.2 million.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 24, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At June 30, 2013, Jefferies has commitments to purchase $136.9 million in agency commercial mortgage-backed securities from Berkadia.

Officers, Directors and Employees.  We have $39.6 million of loans outstanding to certain employees (none of whom is an executive officer or director of Leucadia) that are included in Other assets on the Consolidated Statements of Financial Condition at June 30, 2013.

National Beef enters into transactions with an affiliate of NBPCo Holdings, LLC (“NBPCo Holdings”) and U.S. Premium Beef, LLC (“USPB”), owners of redeemable noncontrolling interests in National Beef.  For the six month 2013 period, sales to and purchases from the affiliate of NBPCo Holdings were $13.1 million and $4.8 million, respectively, and for the six month 2012 period, sales to and purchases from the affiliate of NBPCo Holdings were $53.3 million and $12.5 million, respectively.  We believe these transactions are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  During the six month periods ended June 30, 2013 and 2012, National Beef obtained approximately 22% and 21%, respectively, of its cattle requirements through USPB.  At June 30, 2013, amounts due from and payable to these related parties were not significant.

Note 28.  Discontinued Operations

A summary of the results of discontinued operations for the three and six month periods ended June 30, 2012 is as follows (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2012	2012
Revenues:
Oil and gas drilling services	$31,092	$68,414
Investment and other income	2,405	4,116
	33,497	72,530
Expenses:
Direct operating expenses – oil and
gas drilling services	26,493	55,676
Compensation and benefits	1,427	2,860
Depreciation and amortization	4,938	10,141
Selling, general and other expenses	3,709	5,231
	36,567	73,908
Loss from discontinued operations
before income taxes	(3,070)	(1,378)
Income tax benefit	(1,958)	(1,995)
Income (loss) from discontinued operations
after income taxes	$(1,112)	$617

Results of discontinued operations for the 2013 period were not significant.

Note 29.  Segment Information

As discussed above, Jefferies became our wholly-owned subsidiary in March 2013, and constitutes our investment banking & capital markets segment.  As of June 30, 2013, Jefferies comprised $38.9 billion of our consolidated assets of $46.2 billion.  The primary measure of segment operating results and profitability is income (loss) from continuing operations before income taxes.  Certain information concerning our segments for the three and six month periods ended June 30, 2013 and 2012 is presented in the following table (in thousands).

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012
Net Revenues:
Beef Processing Services	$1,920,423	$1,913,666	$3,709,865	$3,705,645
Investment Banking & Capital Markets	651,509	–	651,509	–
Domestic Real Estate	3,673	3,409	8,015	6,830
Medical Product Development	119	125	220	199
Other Operations	111,015	110,898	225,400	223,663
Corporate	18,411	(282,057)	436,896	568,881
Total consolidated net revenues	$2,705,150	$1,746,041	$5,031,905	$4,505,218

Income (loss) from continuing operations before
income taxes and income related to
associated companies:
Beef Processing Services	$27,286	$46,937	$6,772	$29,340
Investment Banking & Capital Markets	77,603	–	77,603	–
Domestic Real Estate	(591)	(2,073)	(471)	(3,182)
Medical Product Development	(8,633)	(11,252)	(18,043)	(21,305)
Other Operations	(16,389)	(583)	(17,557)	6,394
Corporate	(33,828)	(320,729)	315,113	431,361
Total consolidated income (loss) from
continuing operations before income
taxes and income related to
associated companies	$45,448	$(287,700)	$363,417	$442,608

Depreciation and amortization expenses:
Beef Processing Services	$21,855	$20,757	$43,588	$41,065
Investment Banking & Capital Markets	18,934	–	18,934	–
Domestic Real Estate	877	868	1,769	1,743
Medical Product Development	213	213	435	423
Other Operations	5,527	9,686	12,279	19,386
Corporate	2,994	7,154	6,170	13,136
Total consolidated depreciation and
amortization expenses	$50,400	$38,678	$83,175	$75,753

In the six month 2013 period, corporate securities gains include a gain of $227.6 million resulting from the sale of our investment in the common shares of Inmet.  In the six month 2012 period, corporate securities gains include a gain of $417.9 million resulting from the sale of a portion of our investment in the common shares of Fortescue Metals Group Ltd (“Fortescue”).

Other operations includes pre-tax losses of $14.6 million and $9.4 million for the three month periods ended June 30, 2013 and 2012, respectively, and $27.7 million and $15.3 million for the six month periods ended June 30, 2013 and 2012, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues associated with these activities.

Depreciation and amortization expenses for other operations include amounts classified within Cost of sales and Selling, general and other expenses in the Consolidated Statements of Operations.

Interest expense classified as a component of Net revenues relates to the investment banking & capital markets segment.  For the three and six month 2013 periods, interest expense classified as Expenses was primarily comprised of beef processing services ($3.2 million and $6.5 million, respectively) and corporate ($17.9 million and $36.0 million, respectively).  For the three and six month 2012 periods, interest expense classified as Expenses was primarily comprised of beef processing services ($3.3 million and $6.3 million, respectively) and corporate ($18.1 million and $43.9 million, respectively).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the description of our business included in the 2012 10-K and the Risk Factors included in our Form 10-Q for the quarterly period ended March 31, 2013.

Liquidity and Capital Resources

Jefferies Acquisition

On March 1, 2013, Jefferies became one of our wholly-owned subsidiaries.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio"), an aggregate of approximately 119,363,000 of our common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  In addition, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or restricted stock units of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.  We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) now will convert into our common shares.  As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.72 per common share.

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

Jefferies has historically reported its Statement of Financial Condition on an unclassified basis, while we have historically reported a classified Statement of Financial Condition, with assets and liabilities separated between current and non-current.  However, after giving consideration to the nature of Jefferies business and its impact on our Consolidated Statement of Financial Condition, upon completion of the acquisition we believe it is preferable to report our Consolidated Statement of Financial Condition on an unclassified basis.  Accordingly, certain amounts for prior periods have been reclassified to be consistent with the 2013 presentation.  We have also reclassified certain amounts on our Consolidated Statements of Operations, resulting from the reduced significance of certain businesses, to reclassify amounts accounted for at fair value from Income related to associated companies to Principal transactions, and have revised the classification of Income related to associated companies to show such amounts before income taxes.  In addition, Jefferies has a fiscal year ended November 30th, which it will retain for standalone reporting purposes.  Accordingly, we reflect Jefferies in our consolidated financial statements and throughout this Report utilizing a one month lag.

Corporate Liquidity

We are a holding company whose assets principally consist of the stock of direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities.  In addition to cash and cash equivalents, we consider investments classified as available for sale securities as being generally available to meet our liquidity needs.  Securities classified as available for sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of June 30, 2013, the sum of these amounts aggregated $6.2 billion.  However, since $3.6 billion of this amount is pledged as collateral pursuant to various agreements, is held by subsidiaries with outstanding debt (including Jefferies), or by subsidiaries that are party to agreements that restrict our ability to use the funds for other purposes, we do not consider those amounts to be available to meet corporate liquidity needs.  The $2.6 billion that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt and corporate overhead expenses.  In addition, maintaining significant structural liquidity and a stable source of reliable secured financing is a critical component of Jefferies operations.  Jefferies maintains its own liquidity and access to funding in the capital markets, has its own credit rating and issues debt securities.  See below for more information and analysis on Jefferies liquidity.

At December 31, 2012, we owned 11,042,413 common shares of Inmet, which represented approximately 15.9% of Inmet’s outstanding shares.  Pursuant to a tender and exchange offer by First Quantum in March 2013, we exchanged our Inmet shares for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  First Quantum is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: FM).  During the second quarter of 2013, we sold 2,413,713 First Quantum shares for aggregate net cash proceeds of $44.9 million.

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

In connection with the Jefferies acquisition, we indicated our intention to continue to pay dividends at the annual rate of $0.25 per common share, but on a quarterly basis following closing of the Jefferies acquisition.  On July 25, 2013, the Board of Directors declared a third quarterly dividend of $0.0625 per share, payable on September 27, 2013 to shareholders of record on September 16, 2013.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At June 30, 2013, we had outstanding 364,377,512 common shares and 14,463,868 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 378,841,380 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of July 24, 2013, we are authorized to repurchase 25,000,000 common shares.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at June 30, 2013 (dollars in thousands):

Total equity	$10,023,607
Less, investment in Jefferies	(5,159,611)
Equity excluding Jefferies	4,863,996
Less, our two largest investments:
National Beef	(877,014)
First Quantum, net of tax	(255,966)
Equity in a stressed scenario	3,731,016
Less, net deferred tax asset excluding Jefferies amount	(1,316,519)
Equity in a stressed scenario less net deferred tax asset	$2,414,497
Balance sheet amounts:
Available liquidity, per above	$2,622,500
Parent company debt (see Note 17 of Notes to Interim
Consolidated Financial Statements)	$955,448
Ratio of parent company debt to stressed equity:
Maximum	.50	x
Actual, equity in a stressed scenario	.26	x
Actual, equity in a stressed scenario excluding net deferred tax asset	.40	x
Ratio of available liquidity to parent company debt:
Minimum	1.0	x
Actual	2.7	x

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

A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis.  As a part of this balance sheet review process, capital is allocated to all assets and gross and adjusted balance sheet limits are established and reviewed periodically.  This process ensures that the allocation of capital and costs of capital are incorporated into business and risk decisions.  The goals of this process are to protect the Jefferies’ platform, enable the businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.

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

Jefferies Bache, LLC (Jefferies U.S. futures commission merchant) and Jefferies Bache Limited (Jefferies U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades.  Jefferies LLC (a U.S. broker-dealer), under SEC Rule 15c3-3, and Jefferies Bache, LLC, under CFTC Regulation 1.25, are required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.  Jefferies is required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity.  Similar requirements exist with respect to Jefferies U.K.-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer).  Customer funds received are separately segregated and “locked-up” apart from Jefferies funds.  If Jefferies rehypothecates customer securities, that activity is conducted only to finance customer activity.  Additionally, Jefferies does not lend customer cash to counterparties to conduct securities financing activity (i.e., Jefferies does not lend customer cash to reverse in securities).  Further, Jefferies has no customer loan activity in Jefferies International Limited and does not have any European prime brokerage operations.  In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of operations.  Jefferies does not transfer U.S. customer assets to its U.K. entities.

Substantially all trading assets and trading liabilities are valued on a daily basis and balance sheet limits for the various businesses are monitored and employed.  The overall securities inventory is continually monitored, including the inventory turnover rate, which confirms the liquidity of overall assets.  As a Primary Dealer in the U.S. and with a similar role in several European jurisdictions, Jefferies carries inventory and makes an active market for its clients in securities issued by the various governments.  These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries.  For further detail on Jefferies outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain, refer to Quantitative and Qualitative Disclosures about Market Risk below.

Of Jefferies total trading assets, approximately 72% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets consisting of bank loans and investments are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At June 30, 2013, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are 3% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase during Jefferies second quarter of 2013 (in millions):

Securities purchased under agreements to resell
Period end	$3,468
Month end average	4,506
Maximum month end	5,460

Securities sold under agreements to repurchase
Period end	$9,490
Month end average	11,975
Maximum month end	14,397

Fluctuations in the balance of Jefferies repurchase agreements from period to period and intraperiod are dependent on business activity in those periods.  Additionally, the fluctuations in the balances of Jefferies securities purchased under agreements to resell are influenced in any given period by its clients’ balances and desires to execute collateralized financing arrangements via the repurchase market or via other financing products.  Average balances and period end balances will fluctuate based on market and liquidity conditions and Jefferies considers the fluctuations intraperiod to be typical for the repurchase market.

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

Cash Capital Policy.  A cash capital model is maintained that measures long-term funding sources against requirements. Sources of cash capital include equity and the noncurrent portion of long-term borrowings.  Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements); and (c) drawdowns of unfunded commitments.

Maximum Liquidity Outflow.  Jefferies businesses are diverse, and liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.  During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change.  Maximum Liquidity Outflow is based on a scenario that includes both market-wide stress and firm-specific stress.

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statement of Financial Condition at June 30, 2013 (in thousands):

		Average Balance
		Quarter Ended
	Actual	June 30, 2013 (1)
Cash and cash equivalents:
Cash in banks	$697,181	$684,214
Money market investments	2,706,298	1,869,035
Total cash and cash equivalents	3,403,479	2,553,249

Other sources of liquidity:
Securities purchased under agreements to resell (2)	955,197	736,128
U.K. liquidity pool (2)	266,024	300,596
Other (3)	562,210	635,144
Total other sources	1,783,431	1,671,868

Total cash and cash equivalents and other liquidity sources	$5,186,910	$4,225,117

(1)	Average balances are calculated based on weekly balances.
(2)
The liquidity pool, specifically identified by Jefferies U.K. broker-dealer, as required by Financial Conduct Authority regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area ("EEA"), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(3)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 72% of inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statement of Financial Condition at June 30, 2013 (in thousands):

	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,895,154	$611,090
Corporate debt securities	2,388,863	42,011
U.S. Government, agency and municipal securities	1,469,655	–
Other sovereign obligations	2,030,987	938,829
Agency mortgage- and asset-backed securities (1)	3,004,037	–
Physical commodities	149,175	–
	$10,937,871	$1,591,930

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

In addition to being able to be readily financed at modest haircut levels, it is estimated that each of the individual securities within each asset class above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated.  There are no restrictions on the unencumbered liquid securities, nor have they been pledged as collateral.

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 82% of repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of the total repo activity that is eligible for central clearing reflects the high quality and liquid composition of trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.

A significant portion of the financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $195.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at June 30, 2013.  Of the $195.0 million aggregate notes, $75.0 million matures in December 2013, $60.0 million matures in November 2014 and $60.0 million matures in February 2015, bearing interest at a spread over one month LIBOR.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by $475.2 million of uncommitted secured and unsecured bank lines, comprised of $475.0 million of bank lines and $0.2 million of letters of credit.  Of the $475.0 million uncommitted bank lines, $375.0 million is secured.  There were no amounts outstanding under this facility reflected in our Consolidated Statement of Financial Condition at June 30, 2013.  Secured amounts are collateralized by a combination of customer and firm securities.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily bank loans for the second quarter of 2013 were $66.3 million.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at June 30, 2013 is $6.1 billion, which excludes $75.0 million of outstanding borrowings under a long-term revolving Credit Facility.  Jefferies long-term debt has an average maturity exceeding 9 years, excluding the Jefferies Credit Facility.  Jefferies next scheduled maturity is the $250.0 million 5.875% Senior Notes that mature in June 2014.

The Jefferies Credit Facility is a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured.  The facility terminates on August 26, 2014.  Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain subsidiaries to maintain specified levels of regulated capital.  Jefferies is currently in compliance with the facility and expects to remain in compliance in both the near term and long term given current liquidity, anticipated additional funding requirements and profitability expectations.

Jefferies long-term debt ratings as of July 2013 are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $88.4 million.  During the second quarter of 2013, certain foreign clearing organizations amended their collateral requirements such that credit rating is only one of several factors in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$943,027	$888,803
Jefferies Execution	3,525	3,275

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$245,377	$108,715

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

Contractual Obligations and Commitments

As a result of the acquisition of Jefferies, our consolidated cash obligations and commitments disclosed in our 2012 10-K have increased.  The table below provides information about Jefferies commitments related to debt obligations, investments and derivative contracts.  The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$–	$261.1	$898.3	$859.7	$4,056.7	$6,075.8
Senior secured revolving credit facility	–	75.0	–	–	–	75.0
Interest payment obligations on senior notes	167.7	322.4	595.4	511.9	1,642.5	3,239.9
	167.7	658.5	1,493.7	1,371.6	5,699.2	9,390.7

Commitments and guarantees:
Equity commitments	0.3	4.1	–	0.7	533.7	538.8
Loan commitments	117.0	5.2	381.5	54.5	–	558.2
Mortgage-related commitments	642.9	295.5	700.9	–	–	1,639.3
Underwriting commitments	266.6	–	–	–	–	266.6
Forward starting reverse repos and repos	948.3	–	–	–	–	948.3
Derivative contracts:
Derivative contracts - non credit related	838,343.7	3,148.5	42.6	1.2	59.7	841,595.7
Derivative contracts - credit related	–	–	–	7,388.5	–	7,388.5
	840,318.8	3,453.3	1,125.0	7,444.9	593.4	852,935.4
	$840,486.5	$4,111.8	$2,618.7	$8,816.5	$6,292.6	$862,326.1

In addition, the acquisition of Jefferies resulted in an increase in our future minimum lease payments over various dates through 2029 of approximately $596 million.

Certain of Jefferies derivative contracts meet the definition of a guarantee and are therefore included in the above table.  For additional information on commitments, see Note 24, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In the normal course of business Jefferies engages in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition.  Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Trading assets – Derivative contracts or Trading Liabilities – Derivative contracts as applicable.  Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement.  For additional information about our accounting policies and our derivative activities see Note 2, Significant Accounting Policies, Note 6, Fair Value Disclosures, and Note 7, Derivative Financial Instruments, in our consolidated financial statements.

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

At June 30, 2013, Jefferies did not have any commitments to purchase assets from its securitization vehicles.  Jefferies held $468.4 million of mortgage-backed securities issued by VIEs for which it was initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition at June 30, 2013.  For additional information regarding VIEs, see Note 9, Securitization Activities and Note 11, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, Jefferies liability for unrecognized tax benefits has been excluded from the above contractual obligations table.  See Note 22, Income Taxes, in our consolidated financial statements for further information.

Consolidated Statements of Cash Flows

Net cash of $447.5 million was provided by operating activities in the six month 2013 period as compared to $63.2 million in the six month 2012 period.  The change in operating cash flows reflects interest payments received from a subsidiary of Fortescue in 2012 ($97.1 million, net of withholding taxes in 2012; the note was redeemed in the fourth quarter of 2012) and premiums paid to redeem debt in 2012.  In 2013, operating cash flows reflect funds generated by Jefferies of $563.0 million.  In 2013, operating cash flows also reflect greater bonus payments under the Company’s Senior Executive Annual Incentive Bonus Plan and lower interest payments related to parent company debt.  National Beef used funds of $16.0 million during the 2013 period and provided funds of $38.6 million during the 2012 period; gaming entertainment generated funds of $11.2 million and $12.3 million during the 2013 and 2012 periods, respectively; manufacturing generated funds of $5.9 million and $12.0 million during the 2013 and 2012 periods, respectively; and discontinued operations generated funds of $11.9 million during 2012.  Funds used by Sangart, a development stage company, increased to $21.2 million during the 2013 period from $20.7 million during the 2012 period.  For the period ended June 30, 2013, distributions from associated companies principally include earnings distributed by Berkadia ($26.5 million), the Garcadia companies ($11.4 million) and Jefferies related parties ($10.7 million).  For the period ended June 30, 2012, distributions from associated companies principally include earnings distributed by Berkadia ($24.7 million), Jefferies ($4.4 million), JHYH ($5.2 million) and the Garcadia companies ($7.2 million).

Net cash of $3,757.4 million and $508.4 million was provided by investing activities in the six month 2013 and 2012 periods, respectively.  Cash acquired upon acquisition of Jefferies was $3,018.0 million in 2013.  Loans to and investments in associated companies include $38.4 million for the Garcadia companies, $26.2 million for Linkem and $345.3 million for Jefferies related parties in 2013.  Capital distributions and loan repayment from associated companies include the Garcadia companies ($7.4 million) and Jefferies related parties ($656.6 million) in 2013.  Capital distributions and loan repayment from associated companies include Berkadia ($15.9 million), Jefferies ($4.4 million) and the Garcadia companies ($7.5 million) in 2012.

Net cash of $792.8 million and $553.4 million was used for financing activities in the six month 2013 and 2012 periods, respectively.  Issuance of debt primarily reflects borrowings by National Beef under its bank credit facility ($78.9 million) and increases in Jefferies debt ($370.0 million).  Reduction of debt for 2013 includes $28.5 million related to National Beef’s debt, $450.0 million related to Jefferies debt and the decrease in repurchase agreements of $269.8 million.  Reduction of debt for 2012 includes the redemption of $423.1 million principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $88.2 million principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, the decrease in repurchase agreements of $46.2 million and $18.5 million of repayments under National Beef’s term loans.

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

Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and includes all future years that we estimate we will have available net operating loss carryforwards (“NOLs”) (until 2029).  We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, we will need to generate approximately $4.6 billion of future U.S. pre-tax income to fully realize our net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.

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

Fair Value of Financial Instruments – Trading assets and trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election.  Trading assets and trading liabilities include Jefferies trading activities, financial instruments of other consolidated entities that are accounted for through the fair value option election and, prior to the Jefferies acquisition, trading assets include our investment in Jefferies common shares.  Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations.  Available for sale securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes.  When sold, realized gains and losses on available for sale securities are reflected in the caption Realized security gains.  Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

Goodwill – At acquisition, we allocate the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant.  Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense.  Substantially all of our goodwill was recognized in connection with the Jefferies acquisition.

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.  The fair values will be based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we will utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies is August 1.

Compensation and Benefits - A portion of Jefferies compensation and benefits represents discretionary bonuses, which are finalized at year end.  In addition to the level of net revenues, Jefferies overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix, profitability, individual and business performance metrics, and use of share-based compensation programs.  We believe the most appropriate way to allocate Jefferies estimated annual total compensation among interim periods is in proportion to projected net revenues earned.  Consequently, during the year we accrue Jefferies compensation and benefits based on annual targeted compensation ratios, taking into account the mix of its revenues and the timing of expense recognition.

Contingencies – In the normal course of business, we have been named, from time to time, as a defendant in legal and regulatory proceedings.  We are also involved, from time to time, in other exams, investigations and similar reviews (both formal and informal) by governmental and self-regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions.

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.

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

A summary of results of continuing operations for the three and six month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012
Income (loss) from continuing operations
before income taxes and income
related to associated companies:
Beef Processing Services	$27,286	$46,937	$6,772	$29,340
Investment Banking & Capital Markets	77,603	–	77,603	–
Domestic Real Estate	(591)	(2,073)	(471)	(3,182)
Medical Product Development	(8,633)	(11,252)	(18,043)	(21,305)
Other Operations	(16,389)	(583)	(17,557)	6,394
Corporate	(33,828)	(320,729)	315,113	431,361
Total consolidated income (loss) from continuing
operations before income taxes and income
related to associated companies	45,448	(287,700)	363,417	442,608

Income related to associated companies	34,863	13,536	65,671	41,528
Total consolidated income (loss) from continuing
operations before income taxes	80,311	(274,164)	429,088	484,136

Income tax provision (benefit)	22,068	(87,508)	70,075	185,286

Income (loss) from continuing operations	$58,243	$(186,656)	$359,013	$298,580

Beef Processing Services

A summary of results of operations for National Beef for the three and six month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Net revenues	$1,920,423	$1,913,666	$3,709,865	$3,705,645

Expenses:
Cost of sales	1,853,724	1,828,328	3,624,568	3,600,547
Compensation and benefits	8,406	7,839	16,571	15,586
Interest	3,233	3,284	6,484	6,300
Depreciation and amortization	21,855	20,757	43,588	41,065
Selling, general and other expenses	5,919	6,521	11,882	12,807
	1,893,137	1,866,729	3,703,093	3,676,305

Income before income taxes	$27,286	$46,937	$6,772	$29,340

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

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratios during the first six months of 2012 were the lowest for the corresponding periods during the past ten years and were unchanged during the first six months of 2013.  Due in part to the declining U.S. cattle herd, which has been exacerbated by drought conditions across key cattle raising areas, during this period average cattle prices remained at record levels and National Beef’s per head revenue has not increased to offset the full increase in its per head cost for cattle, resulting in reduced margins.

Revenues were largely unchanged during 2013 as compared to 2012 due primarily to slightly higher selling prices but fewer cattle processed.  Cost of sales per head increased and gross margin per head declined in 2013 versus 2012.

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

As more fully discussed in the 2012 10-K, Walmart discontinued using National Beef as a provider of its case-ready products during 2013.  During 2013, National Beef’s two case-ready facilities began to operate at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities.  In connection with the reduction in the labor force, National Beef recorded charges of approximately $1.9 million during the six month 2013 period.  National Beef is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

Investment Banking & Capital Markets

The investment banking and capital markets segment is comprised of Jefferies, which was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the periods ended June 30, 2013 is as follows (in thousands):

Net revenues	$651,509
Expenses:
Compensation and benefits	373,880
Floor brokerage and clearing fees	32,991
Depreciation and amortization	18,934
Selling, general and other expenses	148,101
573,906

Income before income taxes	$77,603

The segment comprises many business units, with many interactions and much integration among them.  Business activities include the sales, trading and origination and execution effort for various equity, fixed income, commodities, foreign exchange and advisory services.  Jefferies business, by its nature, does not produce predictable or necessarily recurring revenues or earnings.  Jefferies results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and its own activities and positions.

The discussion below is presented on a detailed product and expense basis.  Net revenues presented for equity and fixed income businesses include allocations of interest income and interest expense as Jefferies assesses the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective sales and trading activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.

The following provides a summary of net revenues by source for the three months ended June 30, 2013 (amounts in thousands):

Sales and trading:
Equities	$149,472
Fixed income	214,376
Total sales and trading	363,848
Investment banking:
Capital markets:
Equities	53,564
Debt	133,714
Advisory	89,856
Total investment banking	277,134
Other	10,527

Total net revenues	$651,509

Net Revenues

Net revenues reflect improved performance in Jefferies core equity sales and trading business and continued strength in its investment banking platform.  However, there was a significant slowdown in fixed income activity during the first two months of this quarter that offset better fixed income results in the final month.  Net revenues include income of $24.4 million for the amortization of premiums resulting from increasing Jefferies long-term debt to fair value in connection with our acquisition of Jefferies.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance and Jefferies LoanCore, which are accounted for under the equity method, as well as any changes in the value of our investment in Knight Capital, which is accounted for at fair value.  Equities revenues include an unrealized loss of $5.7 million reflecting a decrease in the value of our investment in Knight Capital.  Equities revenue is heavily dependent on the overall level of trading activity of our clients.

U.S. equity market conditions during Jefferies second quarter of 2013 were characterized by increasing stock prices, although trading volume was low.  In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 9.4%, 7.7% and 7.6%, respectively, over the quarter ending May 31, 2013, with the S&P Index reaching a new high in May 2013.  Although market volumes were subdued, Jefferies U.S. equity cash and electronic trading desks experienced greater customer flow as compared to prior periods.  In Europe, liquidity has returned to the market as compared to 2012 aiding results, although Jefferies results are still impacted by relatively low trading volumes.  Additionally, Asian equity commissions are stronger, particularly in Japan with new monetary policies increasing trading volumes on the Nikkei Exchange.  Jefferies Securities Finance desk also contributed solidly to Equities revenue for the 2013 second quarter.  The performance of certain strategic investment strategies was strong during the 2013 second quarter.

Net earnings from Jefferies Finance and Jefferies LoanCore joint ventures were impacted by additional interest expense on new long-term debt issued by both ventures during the second quarter of 2013, the proceeds of which have not yet been deployed in the business.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

The second quarter of 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield.  However, in May 2013, the fixed income markets became concerned about a possible tapering of the quantitative easing program leading ultimately to negative returns for the period across nearly all of the U.S. fixed income markets.  Spreads tightened significantly in the U.S. rates market, with a significant sell-off in the market in May 2013 creating a challenging environment to monetize client flow.  Corporate credit spreads also compressed and a difficult trading environment prevailed.  Conversely, spreads widened for mortgage products and market volatility was amplified during the period resulting in sizable write-downs in Jefferies inventory.  Municipal securities underperformed as an asset class as the yields compared to other asset classes when considering the risk of the asset class did not appear attractive to investors.  Jefferies leverage credit business produced solid results as investors also sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market.  Additionally, foreign exchange revenues were negatively impacted by volatility in the markets.

Europe experienced strong trading volume as U.S. and Japanese investors began to search for yield, despite continuing macroeconomic and political risks in the eurozone.  International mortgage revenues benefited from the demand for European mortgage bonds in the second quarter of 2013.  Revenues in Jefferies international credit business were affected by an overall slowdown in market activity, as renewed uncertainty over the debt crisis in certain peripheral European countries remain.

Investment Banking Revenue

Jefferies provides a full range of capital markets and financial advisory services to its clients across most industry sectors primarily in the U.S. and Europe and, to a lesser extent, in Asia, Latin America and Canada.  Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.  Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.

Capital markets revenue were driven by a higher number of debt capital market transactions as companies took advantage of record-low borrowing costs.  Jefferies completed 138 public and private debt financings that raised a total of $54.4 billion during its second quarter of 2013.  Jefferies completed 38 public equity financings that raised $8.4 billion in capital (33 of which Jefferies acted as sole or joint bookrunner).

The Consolidated Statements of Operations reflect advisory revenue of $89.9 million for the periods ended June 30, 2013.  During its second quarter of 2013, Jefferies served as financial advisor on 33 merger and acquisition transactions with an aggregate transaction value of approximately $42.0 billion.

Compensation and Benefits

Included within compensation and benefits expense are share-based amortization expense for senior executive awards, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $67.1 million for the three months ended June 30, 2013.  Compensation and benefits as a percentage of Net revenues was 57.4% for the three months ended June 30, 2013.

Non-Compensation Expenses

Non-compensation expenses were $200.0 million for the three months ended June 30, 2013, which included $9.0 million related to legal and consulting fees incurred in connection with the acquisition of Jefferies and $8.2 million in amortization expense associated with fair value adjustments recognized due to the Jefferies acquisition.  In addition, during the second quarter, a charge of $7.3 million was recognized due to vacating certain office space.

Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, depreciation and amortization expense and other costs.  All of these expenses, other than floor brokerage and clearing fees and depreciation and amortization expense, are included within Selling, general and other expenses in the Consolidated Statements of Operations.  Floor brokerage and clearing expenses for the period are reflective of the trading volumes in Jefferies fixed income and equities trading businesses, including a meaningful volume of trading by its foreign exchange business.  Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements.  Professional services expense for the period includes the merger related expenses discussed above as well as legal and consulting fees incurred as part of implementing various regulatory requirements.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and six month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Net revenues	$3,673	$3,409	$8,015	$6,830

Expenses:
Depreciation and amortization	877	868	1,769	1,743
Other operating expenses	3,387	4,614	6,717	8,269
	4,264	5,482	8,486	10,012

Loss before income taxes	$(591)	$(2,073)	$(471)	$(3,182)

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

Medical Product Development

A summary of results of operations for Sangart for the three and six month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Net revenues	$119	$125	$220	$199

Expenses:
Compensation and benefits	4,091	4,392	8,808	8,608
Depreciation and amortization	213	213	435	423
Selling, general and other expenses	4,448	6,772	9,020	12,473
	8,752	11,377	18,263	21,504

Loss before income taxes	$(8,633)	$(11,252)	$(18,043)	$(21,305)

Sangart’s selling, general and other expenses include research and development costs of $2.4 million and $4.8 million for the three and six month periods ended June 30, 2013, respectively, and $4.1 million and $7.6 million for the three and six month periods ended June 30, 2012, respectively.  The reduction in research and development costs in 2013 principally reflects the completion in the fourth quarter of 2012 of certain clinical trials of MP4OX and MP4CO, which had been enrolling patients during the first half of last year.

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

Other Operations

A summary of results of operations for other operations for the three and six month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Net revenues	$111,015	$110,898	$225,400	$223,663

Expenses:
Cost of sales	67,927	52,254	127,546	103,197
Compensation and benefits	5,120	7,059	11,688	13,874
Depreciation and amortization	3,328	6,925	7,101	13,843
Selling, general and other expenses	51,029	45,243	96,622	86,355
	127,404	111,481	242,957	217,269

Income (loss) before income taxes	$(16,389)	$(583)	$(17,557)	$6,394

Other operations include manufacturing, gaming entertainment and, until it was distributed to shareholders in February 2013, winery operations conducted by Crimson.  Amounts for Crimson for the six month periods ended June 30, 2013 and 2012 include revenues of $9.0 million and $22.0 million, respectively, and pre-tax profits of $1.5 million and $2.1 million, respectively.  Amounts for Crimson for the three month period ended June 30, 2012 include revenues of $11.5 million and pre-tax profits of $1.2 million.

For the three and six month periods ended June 30, 2013, revenues for manufacturing were $80.4 million and $154.8 million, respectively, and for gaming entertainment were $29.3 million and $58.3 million, respectively.  For the three and six month periods ended June 30, 2012, revenues for manufacturing were $63.6 million and $125.3 million, respectively, and for gaming entertainment were $29.6 million and $61.7 million, respectively.

For the three and six month periods ended June 30, 2013, depreciation and amortization expenses for manufacturing were $3.3 million and $6.7 million, respectively, and for gaming entertainment were $2.0 million and $4.1 million, respectively.  For the three and six month periods ended June 30, 2012, depreciation and amortization expenses for manufacturing were $2.7 million and $5.3 million, respectively, and for gaming entertainment were $4.3 million and $8.5 million, respectively.  Certain of these amounts are classified within Cost of sales and Selling, general and other expenses.

Selling, general and other expenses include direct operating expenses for gaming entertainment of $21.1 million and $42.7 million for the three and six month 2013 periods, respectively, and $22.6 million and $45.0 million for the three and six month 2012 periods, respectively.  Selling, general and other expenses also include $14.7 million and $28.0 million for the three and six month 2013 periods, respectively, and $9.5 million and $15.6 million for the three and six month 2012 periods, respectively, related to the investigation and evaluation of energy projects (principally professional fees and other costs).  The change in selling, general and other expenses for the 2013 periods as compared to the 2012 periods also reflects greater legal fees and costs related to certain litigation and lower costs for the winery operations.

For the three and six month periods ended June 30, 2013, pre-tax profits for manufacturing were $5.9 million and $14.2 million, respectively, and for gaming entertainment $5.1 million and $9.4 million, respectively.  For the three and six month periods ended June 30, 2012, pre-tax profits for manufacturing were $4.9 million and $9.7 million, respectively, and for gaming entertainment $1.7 million and $6.0 million, respectively.

Corporate

A summary of results of operations for corporate for the three and six month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Net revenues	$18,411	$(282,057)	$436,896	$568,881

Expenses:
Compensation and benefits	22,183	3,354	48,171	36,237
Interest	17,923	18,059	35,977	43,888
Depreciation and amortization	2,994	7,154	6,170	13,136
Selling, general and other expenses	9,139	10,105	31,465	44,259
	52,239	38,672	121,783	137,520

Income (loss) before income taxes	$(33,828)	$(320,729)	$315,113	$431,361

Net revenues for Corporate include unrealized gains (losses) on Corporate securities classified as trading assets for which the fair value option was elected.  Unrealized gains (losses) were $182.7 million for the six month 2013 period and $(363.8) million and $10.2 million for the three and six month 2012 periods, respectively.  Net securities gains for Corporate for the three and six month periods ended June 30, 2013 aggregated $9.5 million and $239.4 million, respectively, and $2.5 million and $427.5 million for the three and six month periods ended June 30, 2012, respectively.  Net securities gains include a gain of $227.6 million from the sale of Inmet common shares for the six month period ended June 30, 2013.  Net securities gains for the six month period ended June 30, 2012 include a gain of $417.9 million from the sale of Fortescue common shares.

Other income, which decreased $71.5 million and $116.2 million in the three and six month 2013 periods, respectively, as compared to the same periods in 2012, principally reflects $71.7 million and $116.8 million for the three and six month periods ended June 30, 2012, respectively, related to a note of Fortescue’s subsidiary that was redeemed in October 2012.  Depreciation and amortization expenses include prepaid mining interest amortization related to the note of $4.0 million and $6.9 million for the three and six month periods ended June 30, 2012, respectively.

The decrease in interest expense for the six month 2013 period compared to the 2012 period primarily reflects the repurchase of certain of our debt securities during the first quarter of 2012.

For the three and six month periods ended June 30, 2013, compensation and benefits includes accrued incentive bonus expenses of $7.1 million and $14.3 million, respectively, of which $1.0 million and $5.8 million, respectively, related to the Company’s Senior Executive Annual Incentive Bonus Plan.  For the six month period ended June 30, 2012, compensation and benefits includes accrued incentive bonus expenses of $17.1 million of which $12.9 million related to the Company’s Senior Executive Annual Incentive Bonus Plan.  Compensation and benefits expense for the three month period ended June 30, 2012 includes a reversal of amounts accrued in the prior quarter related to the Senior Executive Annual Incentive Bonus Plan of $7.7 million.  Bonus accruals under the Senior Executive Annual Incentive Bonus Plan are based on a percentage of pre-tax profits as defined in the plan.  Other Corporate incentive bonuses are discretionary and not determined based on any mathematical formula.

We recorded share-based compensation expense relating to grants made under our senior executive warrant plan and the fixed stock option plan of $2.9 million and $4.7 million for the three and six month periods ended June 30, 2013, respectively, and $3.4 million and $7.2 million for the three and six month periods ended June 30, 2012, respectively.  In addition, compensation and benefits for the six month period ended June 30, 2013 include an accrual of $8.0 million related to retention agreements with certain executive officers.

Selling, general and other expenses include costs related to the acquisition of Jefferies of $0.8 million and $6.6 million for the three and six months ended June 30, 2013, respectively, and for the six month 2013 period, consent fees of $2.3 million paid to amend a covenant in our senior note indenture to permit additional borrowings by Material Subsidiaries, as defined.  Selling, general and other expenses include expenses related to the repurchase of certain of our debt securities of $24.0 million for the six month 2012 period.

Income Taxes

For the six months ended June 30, 2013, the provision for income taxes includes a charge of $12.3 million to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition.  For the three and six months ended June 30, 2013, the provisions for income taxes include $31.5 million and $42.0 million, respectively, for state and foreign income taxes.  For the three and six months ended June 30, 2012, the provisions for income taxes include $6.1 million and $11.1 million, respectively, for foreign taxes principally related to interest on the FMG Note and $4.0 million and $8.3 million, respectively, for state income taxes.

As discussed above, we elected the fair value option for our investment in Jefferies for periods prior to the Jefferies acquisition in March 2013.  As of December 31, 2012, we had recorded a deferred tax liability related to our investment in Jefferies of $33.0 million.  For the six month period ended June 30, 2013, the income tax provision includes the reversal of that deferred tax liability.  In addition, no net income tax provision was recorded for income related to the fair value option for Jefferies for the six month period ended June 30, 2013.  Due to the acquisition, there was no net income tax provision recorded for income related to the fair value option for Jefferies for the six month period ended June 30, 2013; as a result the impact on the tax provision was a benefit of $65.2 million.

Associated Companies

Income (losses) related to associated companies for the three and six month periods ended June 30, 2013 and 2012 includes the following (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Berkadia	$30,844	$2,410	$49,431	$14,230
Garcadia companies	11,244	8,888	20,115	16,982
Linkem	(6,920)	(4,078)	(13,522)	(8,268)
HomeFed	(355)	(447)	(596)	(562)
Brooklyn Renaissance Plaza	203	1,540	995	1,981
JHYH	–	4,579	7,178	14,273
Other	(153)	644	2,070	2,892

Total	$34,863	$13,536	$65,671	$41,528

For the three month period ended June 30, 2013, our share of Berkadia’s income includes an out of period adjustment of $14.8 million to record income related to prior periods.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; recent changes in our key executives could cause our investments to be less successful than in the past; economic downturns, including a downgrade of the U.S. credit rating and Europe’s debt crisis, or a prolonged recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to replace Walmart’s case ready business; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; increases in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding, regulatory approvals and purchase commitments from third parties to develop large scale energy projects; the inability of Sangart to obtain significant funding for medical product development and clinical trial activities; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation under the Dodd-Frank Act on Jefferies; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; and liability associated with legal proceedings.  For additional information see Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, incorporated herein by reference.

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

The potential for changes in the value of financial instruments is referred to as market risk.  Jefferies market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility.  Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads.  Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices.  Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices.  Market risk arises from market making, proprietary trading, underwriting, specialist and investing activities.  Jefferies seeks to manage its exposure to market risk by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives.  Due to imperfections in correlations, gains and losses can occur even for positions that are hedged.  Position limits in trading and inventory accounts are established and monitored on an ongoing basis.  Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

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

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for overall trading positions, excluding corporate investments in asset management positions, using the past 365 days of historical data.  The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories.  Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.  The following table illustrates the VaR for each component of market risk for Jefferies quarter ended May 31, 2013 (in millions).

Daily VaR (1)
Value-at-Risk In Trading Portfolios

Risk Categories	VaR as of May 31, 2013	Daily VaR for the Three Months Ended May 31, 2013
		Average	High	Low
Interest Rates	$3.80	$4.57	$6.48	$3.68
Equity Prices	6.53	6.25	9.10	3.85
Currency Rates	1.39	1.12	2.07	0.16
Commodity Prices	0.87	1.07	1.70	0.37
Diversification Effect (2)	(2.23)	(4.24)	N/A	N/A
Firmwide	$10.36	$8.77	$12.20	$6.00

(1)
VaR is the potential loss in value of Jefferies trading positions due to adverse market movements over a defined time horizon with a specific confidence level.  For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Excluding the investment in Knight Capital, the average VaR for the second quarter was $5.77 million.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended May 31, 2013, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.  Exclusive of the Knight Capital position, there were no days when the net trading loss exceeded the 95% one day VaR.

For the three months ended May 31, 2013, there were 5 days with trading losses out of a total of 64 trading days in the period.  Excluding the impact of Principal transaction revenue from Jefferies position in Knight Capital, there was 1 day with trading losses in the range of $(2) - $0 million in the three months ended May 31, 2013.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables below are for amounts included in our Consolidated Statement of Financial Condition at June 30, 2013 (in millions).

Counterparty Credit Exposure by Credit Rating

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

AAA Range	$–	$0.3	$–	$0.3	$2,706.3	$2,706.6
AA Range	–	80.1	24.4	104.5	80.7	185.2
A Range	–	373.7	82.9	456.6	526.5	983.1
BBB Range	–	71.5	4.1	75.6	90.0	165.6
BB or Lower	55.1	190.1	24.6	269.8	–	269.8
Unrated	52.6	–	21.4	74.0	–	74.0
Total	$107.7	$715.7	$157.4	$980.8	$3,403.5	$4,384.3

Counterparty Credit Exposure by Region

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

Asia/Latin America/Other	$12.5	$42.3	$14.3	$69.1	$165.2	$234.3
Europe	–	199.6	59.3	258.9	505.2	764.1
North America	95.2	473.8	83.8	652.8	2,733.1	3,385.9
Total	$107.7	$715.7	$157.4	$980.8	$3,403.5	$4,384.3

Counterparty Credit Exposure by Industry

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

Asset Managers	$–	$4.7	$2.1	$6.8	$2,706.3	$2,713.1
Banks, Broker-dealers	–	381.6	87.8	469.4	697.2	1,166.6
Commodities	–	50.9	9.5	60.4	–	60.4
Other	107.7	278.5	58.0	444.2	–	444.2
Total	$107.7	$715.7	$157.4	$980.8	$3,403.5	$4,384.3

For additional information regarding credit exposure to OTC derivative contracts, see Note 7, Derivative Financial Instruments, in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  We define country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top ten exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statement of Financial Condition at June 30, 2013 (in millions):

	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$393.3	$(187.6)	$(48.9)	$–	$53.2	$39.7	$411.9	$249.7	$661.6
Spain	558.2	(228.0)	(29.8)	–	1.7	–	0.4	302.1	302.5
Canada	146.3	(53.5)	(20.6)	–	101.6	1.3	1.8	175.1	176.9
Australia	68.7	(30.8)	112.1	12.5	–	1.2	1.4	163.7	165.1
Luxembourg	63.3	(10.6)	2.9	–	–	–	64.9	55.6	120.5
France	409.6	(303.2)	(27.2)	–	21.8	8.7	–	109.7	109.7
Hong Kong	12.0	(4.8)	(0.5)	–	1.7	–	91.3	8.4	99.7
Germany	225.5	(199.9)	5.6	–	57.5	3.0	6.2	91.7	97.9
The Netherlands	382.4	(302.3)	(19.2)	–	8.1	0.1	0.3	69.1	69.4
Belgium	154.5	(79.0)	(17.7)	–	0.2	–	5.4	58.0	63.4
Total	$2,413.8	$(1,399.7)	$(43.3)	$12.5	$245.8	$54.0	$583.6	$1,283.1	$1,866.7

The largest components of Jefferies exposure to Spain are a net exposure of $140.3 million to Spanish sovereign debt, which are actively traded as a portfolio of Spanish government bonds, and a net exposure of $169.0 million to structured products issued by Spanish entities.  The structured products are backed by a variety of collateral types, with substantially all of the securities classified within Level 2 of the fair value hierarchy.  For additional information, refer to the table on the following pages representing Jefferies average exposure for the quarter to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain by maturity category.

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was a net long position of $189.4 million.

The table below reflects not only exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain but also includes exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at June 30, 2013.  This table is presented in a manner consistent with how Jefferies Risk Management views and monitors these exposures as part of its risk management framework.  Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries.  Accordingly, issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure.  While the economic derivative hedges are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges.  Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security.  Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist.  Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.  Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

(In millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned - Debt securities
Greece	$–	(4)	$6.9	$0.2	(4)	$–	$7.1
Ireland	11.8	(4)	7.7	44.7	(4)	–	64.2
Italy	351.4	(4)	16.9	11.1	(4)	7.0	386.4
Portugal	2.5	(4)	1.6	2.2	(4)	–	6.3
Spain	335.9	(4)	19.4	34.0	(4)	169.0	558.3
Total fair value of long debt securities (1)	701.6		52.5	92.2		176.0	1,022.3

Financial instruments sold - Debt securities
Greece	–	(4)	0.7	–	(4)	–	0.7
Ireland	3.5	(4)	6.7	3.1	(4)	–	13.3
Italy	309.6	(4)	9.1	11.5	(4)	–	330.2
Portugal	3.5	(4)	0.1	0.5	(4)	–	4.1
Spain	195.6	(4)	6.4	26.0	(4)	–	228.0
Total fair value of short debt securities (2)	512.2		23.0	41.1		–	576.3

Total net fair value of debt securities	189.4		29.5	51.1		176.0	446.0

Derivative contracts - long notional exposure
Greece	–		0.1	–		–	0.1
Ireland	–		7.6	–		–	7.6
Italy	58.2	(5)	–	–		–	58.2
Portugal	–		–	–		–	–
Spain	–		0.2	5.9		–	6.1
Total notional amount - long (6)	58.2		7.9	5.9		–	72.0

Derivative contracts - short notional exposure
Greece	–		–	–		–	–
Ireland	–		12.3	0.3		–	12.6
Italy	260.2	(5)	1.7	19.5		–	281.4
Portugal	–		–	–		–	–
Spain	–		4.2	31.6		–	35.8
Total notional amount - short (6)	260.2		18.2	51.4		–	329.8

Total net derivative notional exposure (3)	(202.0)		(10.3)	(45.5)		–	(257.8)

Total net exposure to select European countries	$(12.6)		$19.2	$5.6		$176.0	$188.2

(1)	Long securities represent the fair value of debt securities and are presented within Trading assets.
(2)	Short securities represent the fair value of debt securities sold short and are presented within Trading liabilities on the face of the Consolidated Statement of Financial Condition.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
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

(5)	These positions are comprised of bond futures executed on exchanges outside Italy.
(6)	See further information regarding derivatives on the tables following.

(In millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Financial instruments owned:
Long sovereign debt securities (1)	$–	$11.8	$351.4	$2.5	$335.9	$701.6
Long non-sovereign debt securities (1)	7.1	52.4	35.0	3.8	222.4	320.7
Total long debt securities	7.1	64.2	386.4	6.3	558.3	1,022.3

Trading liabilities, financial instruments sold, not yet purchased:
Short sovereign debt securities	–	3.5	309.6	3.5	195.6	512.2
Short non-sovereign debt securities	0.7	9.8	20.6	0.6	32.4	64.1
Total short debt securities	0.7	13.3	330.2	4.1	228.0	576.3

Net fair value - debt securities	6.4	50.9	56.2	2.2	330.3	446.0
Net derivatives notional amount	0.1	(5.0)	(223.2)	–	(29.7)	(257.8)

Total net exposure to select European countries	$6.5	$45.9	$(167.0)	$2.2	$300.6	$188.2

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

For the second quarter of 2013, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance

Financial instruments owned - Debt securities
Greece	$–	$0.2	$0.2
Ireland	7.2	14.5	21.7
Italy	908.1	803.1	1,711.2
Portugal	0.2	4.3	4.5
Spain	232.3	379.9	612.2

Total average fair value of long debt securities (1)	1,147.8	1,202.0	2,349.8

Financial instruments sold - Debt securities
Greece	–	–	–
Ireland	0.4	5.8	6.2
Italy	534.9	870.0	1,404.9
Portugal	–	3.9	3.9
Spain	3.7	364.6	368.3

Total average fair value of short debt securities	539.0	1,244.3	1,783.3

Total average net fair value of debt securities	608.8	(42.3)	566.5

Derivative contracts - long notional exposure
Greece	–	–	–
Ireland	–	–	–
Italy	–	39.6 (2)	39.6	(2)
Portugal	–	–	–
Spain	–	–	–

Total average notional amount – long	–	39.6	39.6

Derivative contracts - short notional exposure
Greece	–	–	–
Ireland	–	–	–
Italy	–	340.1	340.1
Portugal	–	–	–
Spain	–	–	–

Total average notional amount - short	–	340.1	340.1

Total average net derivative notional exposure (3)	–	(300.5)	(300.5)

Total average net exposure to select European countries	$608.8	$(342.8)	$266.0

(1)
Classification of securities by country and by issuer type is presented based on the view of Jefferies Risk Management Department.  Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation.  The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

(2)	These positions are comprised of bond futures executed on exchanges outside Italy.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain, as reflected in our Consolidated Statement of Financial Condition at June 30, 2013.  The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty.  For credit default swaps, there is immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

(In millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long notional exposure
Credit default swaps	$–	$–	$–	$–	$–	$–
Bond future contracts	–	–	58.2	–	–	58.2
Listed equity options	0.1	7.6	–	–	6.1	13.8
Total notional amount - long	0.1	7.6	58.2	–	6.1	72.0

Derivative contracts - short notional exposure
Credit default swaps	–	–	19.5	–	26.0	45.5
Bond future contracts	–	–	260.2	–	–	260.2
Listed equity options	–	12.6	1.7	–	9.8	24.1
Total notional amount - short	–	12.6	281.4	–	35.8	329.8

Net derivatives notional amount	$0.1	$(5.0)	$(223.2)	$–	$(29.7)	$(257.8)

The following table provides the fair value of the above derivative contracts (in millions):

	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long fair value
Credit default swaps	$–	$–	$–	$–	$–	$–
Bond future contracts	–	–	–	–	–	–
Listed equity options	(0.1)	(0.1)	–	–	0.7	0.5
Total fair value - long	(0.1)	(0.1)	–	–	0.7	0.5

Derivative contracts - short fair value
Credit default swaps	–	–	(0.5)	–	0.3	(0.2)
Bond future contracts	–	–	–	–	–	–
Listed equity options	(0.1)	0.5	0.1	–	0.9	1.4
Total fair value - short	(0.1)	0.5	(0.4)	–	1.2	1.2

Net derivatives fair value	$–	$(0.6)	$0.4	$–	$(0.5)	$(0.7)

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

	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$0.6	$–	$0.6
Ireland	6.5	56.8	(50.3)
Italy	426.2	399.0	27.2
Portugal	2.0	–	2.0
Spain	238.4	481.7	(243.3)
Total	$673.7	$937.5	$(263.8)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Collateral management of the risk due to exposure from these sovereign obligations is subject to the overall collateral and cash management risk framework.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

On March 1, 2013, the Company completed its acquisition of Jefferies.  The Company has extended its oversight and monitoring processes that support its internal control over financial reporting to include Jefferies operations.  There has been no other change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed, seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies became a wholly owned subsidiary of Leucadia.  The class actions, filed on behalf of Jefferies shareholders prior to the merger transactions, name as defendants Jefferies, the members of the board of directors of Jefferies, Leucadia and, in certain of the actions, certain merger-related subsidiaries.  The New York actions were consolidated and have been stayed through pretrial discovery in deference to the Delaware actions, which also have been consolidated.  The consolidated Delaware action alleges that the Jefferies directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies for inadequate consideration pursuant to an agreement that contains improper deal protection terms.  The action also alleges breaches of fiduciary duty against Messrs. Handler and Friedman in their capacities as officers of Jefferies, and against Leucadia and Messrs. Handler, Friedman, Cumming and Steinberg, collectively, as purported controlling shareholders of Jefferies.  On July 23, 2013, the defendants filed motions to dismiss the Delaware complaint in its entirety.  Trial in the Delaware action is currently scheduled for June 9, 2014.  We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

As previously reported in the 2012 10-K, the Company and certain of its subsidiaries [and officers] are defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al in the United States District Court for the Southern District of New York.  Reference is made to the 2012 10-K for information concerning this litigation.  On July 19, 2013, the United States Court of Appeals for the Second Circuit granted the Company’s leave to appeal the District Court’s September 2012 certification decision.  No date has been set for the appeal to be heard in the Second Circuit.  In connection with the appeal, the Company will seek a stay of proceedings in the District Court, although there can be no assurance such a stay will be granted.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

 (c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended June 30, 2013:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2013-April 30, 2013	348,187	$28.71	–	25,000,000
May 1, 2013-May 31, 2013	143,145	$31.10	–	25,000,000
June 1, 2013-June 30, 2013	202,581	$27.00	–	25,000,000
Total	693,913		–

(1)
We repurchased an aggregate of 693,913 shares other than as part of a publicly announced plan or program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

Item 6.	Exhibits.

10.1	Employment Agreement, dated as of June 24, 2013, between Leucadia National Corporation and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: August 6, 2013	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

10.1	Employment Agreement, dated as of June 24, 2013, between Leucadia National Corporation and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

*Incorporated by reference.