Form 10-Q
period 2013-09-30
LEUCADIA NATIONAL CORP
filed 2013-11-07
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
YES          _____                               NO                 X

The number of shares outstanding of each of the issuer’s classes of common stock at October 23, 2013 was 364,537,812.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2013 and December 31, 2012
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$4,410,093	$145,960
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,457,926	–
Financial instruments owned, including securities pledged of $12,693,618 and $406,828:
Trading assets, at fair value	13,702,549	1,077,172
Available for sale securities	2,010,048	3,356,992
Total financial instruments owned	15,712,597	4,434,164
Investments in managed funds	55,897	–
Loans to and investments in associated companies	1,075,453	807,474
Securities borrowed	5,316,449	–
Securities purchased under agreements to resell	4,420,886	–
Securities received as collateral	45,133	–
Receivables from brokers, dealers and clearing organizations	2,745,167	6,824
Receivables from customers of securities operations	1,095,422	–
Property, equipment and leasehold improvements, net	936,174	857,360
Intangible assets, net	1,039,216	829,831
Goodwill	1,747,862	24,195
Deferred tax asset, net	1,791,643	1,214,615
Other assets	1,691,155	1,028,695
Total	$45,541,073	$9,349,118

LIABILITIES
Short-term borrowings	$50,000	$–
Trading liabilities, at fair value	6,626,663	–
Securities loaned	2,578,401	–
Securities sold under agreements to repurchase	10,863,548	391,705
Other secured financings	228,025	–
Obligation to return securities received as collateral	45,133	–
Payables to brokers, dealers and clearing organizations	1,065,679	854
Payables to customers of securities operations	4,837,843	–
Trade payables, expense accruals and other liabilities	1,438,986	588,580
Long-term debt	7,350,559	1,358,695
Total liabilities	35,084,837	2,339,834

MEZZANINE EQUITY
Redeemable noncontrolling interests in subsidiary	203,620	241,649
Mandatorily redeemable convertible preferred shares	125,000	–

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
364,566,638 and 244,582,588 shares issued and outstanding, after deducting
46,544,266 and 47,006,711 shares held in treasury	364,567	244,583
Additional paid-in capital	4,915,747	1,577,528
Accumulated other comprehensive income	487,152	705,129
Retained earnings	4,333,887	4,240,028
Total Leucadia National Corporation shareholders’ equity	10,101,353	6,767,268
Noncontrolling interest	26,263	367
Total equity	10,127,616	6,767,635

Total	$45,541,073	$9,349,118

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Revenues:
Beef processing services	$1,920,748	$1,909,203	$5,629,565	$5,613,374
Commissions	138,736	–	285,584	–
Principal transactions	(41,171)	29,425	283,228	39,589
Investment banking	309,339	–	586,473	–
Interest income	236,401	4,295	506,828	15,460
Net realized securities gains	4,987	154,207	244,378	581,669
Other	173,025	119,790	447,504	472,046
Total revenues	2,742,065	2,216,920	7,983,560	6,722,138
Interest expense	176,989	–	386,579	–
Net revenues	2,565,076	2,216,920	7,596,981	6,722,138

Expenses:
Cost of sales	1,902,163	1,884,833	5,654,277	5,588,577
Compensation and benefits	326,448	35,180	786,524	110,411
Floor brokerage and clearing fees	34,500	–	67,491	–
Interest	17,234	21,106	59,762	71,294
Depreciation and amortization	49,280	30,372	127,277	100,582
Selling, general and other expenses	232,934	73,868	535,716	237,105
	2,562,559	2,045,359	7,231,047	6,107,969
Income from continuing operations before income taxes
and income related to associated companies	2,517	171,561	365,934	614,169
Income related to associated companies	23,889	24,274	89,560	65,802
Income from continuing operations before income taxes	26,406	195,835	455,494	679,971
Income tax provision	16,183	78,890	86,258	264,176
Income from continuing operations	10,223	116,945	369,236	415,795
Income (loss) from discontinued operations, net of income tax
provision (benefit) of $0, $357, $(115) and $(1,638)	–	2,015	(248)	2,632
Gain (loss) on disposal of discontinued operations, net of income tax
provision (benefit) of $2,240, $(2,491), $2,272 and $(2,491)	4,160	(4,626)	4,220	(4,626)
Net income	14,383	114,334	373,208	413,801
Net (income) loss attributable to the noncontrolling interest	(253)	972	1,098	1,067
Net income attributable to the redeemable
noncontrolling interests	(10,132)	(8,632)	(11,239)	(14,568)
Preferred stock dividends	(1,027)	–	(2,381)	–
Net income attributable to Leucadia National
Corporation common shareholders	$2,971	$106,674	$360,686	$400,300

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the periods ended September 30, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$–	$.45	$1.07	$1.64
Income (loss) from discontinued operations	–	.01	–	.01
Gain (loss) on disposal of discontinued operations	.01	(.02)	.01	(.01)
Net income	$.01	$.44	$1.08	$1.64

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$–	$.44	$1.05	$1.62
Income (loss) from discontinued operations	–	.01	–	.01
Gain (loss) on disposal of discontinued operations	.01	(.02)	.01	(.01)
Net income	$.01	$.43	$1.06	$1.62

Amounts attributable to Leucadia National Corporation
common shareholders:
Income (loss) from continuing operations, net of taxes	$(1,189)	$109,285	$356,714	$402,294
Income (loss) from discontinued operations, net of taxes	–	2,015	(248)	2,632
Gain (loss) on disposal of discontinued operations, net of taxes	4,160	(4,626)	4,220	(4,626)
Net income	$2,971	$106,674	$360,686	$400,300

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Net income	$14,383	$114,334	$373,208	$413,801
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$21,988, $24,482, $(1,800) and $(55,800)	39,602	44,097	(3,242)	(100,502)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$1,058, $38,182, $118,228 and $161,994	(1,907)	(68,772)	(212,944)	(291,772)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $20,930, $(13,700),
$(120,028) and $(217,794)	37,695	(24,675)	(216,186)	(392,274)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $381, $488,
$(299) and $(2,013)	7,313	879	(5,379)	(3,627)
Less: reclassification adjustment for foreign exchange (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $381, $488, $(299) and
$(2,013)	7,313	879	(5,379)	(3,627)

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $(3), $0, $(7)
and $(85)	(6)	–	(12)	(153)
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit)
of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $(3), $0, $(7) and $(85)	(6)	–	(12)	(153)

Net pension and postretirement gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0,
$0 and $0	–	–	–	–
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $(666), $(433), $(1,998) and $(1,299)	1,200	780	3,600	2,338
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $666, $433, $1,998 and $1,299	1,200	780	3,600	2,338

Other comprehensive income (loss), net of income taxes	46,202	(23,016)	(217,977)	(393,716)

Comprehensive income	60,585	91,318	155,231	20,085
Comprehensive (income) loss attributable to the noncontrolling interest	(253)	972	1,098	1,067
Comprehensive income attributable to the redeemable
noncontrolling interests	(10,132)	(8,632)	(11,239)	(14,568)
Preferred stock dividends	(1,027)	–	(2,381)	–

Comprehensive income attributable to Leucadia National
Corporation common shareholders	$49,173	$83,658	$142,709	$6,584

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net cash flows from operating activities:
Net income	$373,208	$413,801
Adjustments to reconcile net income to net cash provided by operations:
Deferred income tax provision	72,858	233,585
Depreciation and amortization of property, equipment and leasehold improvements	80,688	77,281
Other amortization	24,270	57,425
Share-based compensation	60,218	10,732
Provision for doubtful accounts	10,851	8,920
Net securities gains	(244,378)	(581,669)
Income related to associated companies	(144,753)	(65,802)
Distributions from associated companies	92,582	77,632
Net (gains) losses related to real estate, property and equipment, and other assets	5,752	(5,289)
Income related to Fortescue’s Pilbara project, net of proceeds received	–	107,881
(Gain) loss on disposal of discontinued operations	(6,492)	7,117
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited
with clearing and depository organizations	269,786	–
Trading assets	2,508,548	(39,589)
Investments in managed funds	4,079	–
Securities borrowed	(5,251)	–
Securities purchased under agreements to resell	(846,206)	–
Receivables from brokers, dealers and clearing organizations	(300,959)	–
Receivables from customers of securities operations	(51,942)	–
Other assets	(85,601)	(23,946)
Trading liabilities	(3,127,918)	–
Securities loaned	679,305	–
Securities sold under agreements to repurchase	2,894,054	–
Payables to brokers, dealers and clearing organizations	(727,408)	–
Payables to customers of securities operations	(607,034)	–
Trade payables, expense accruals and other liabilities	12,811	(13,083)
Other	(2,335)	(1,883)
Net cash provided by operating activities	938,733	263,113

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements	(89,387)	(51,161)
Acquisitions of and capital expenditures for real estate investments	(18,012)	(4,885)
Proceeds from disposals of real estate, property and equipment, and other assets	21,930	8,779
Net change in restricted cash	86	4,769
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	3,965	26,611
Cash acquired upon acquisition of Jefferies Group LLC	3,017,958	–
Acquisitions, net of cash acquired	–	(25,232)
Advances on notes and other receivables	(1,934)	(2,907)
Collections on notes, loans and other receivables	15,659	16,549
Investments in associated companies	(1,199,290)	(2,457)
Capital distributions and loan repayment from associated companies	1,380,925	464,162
Purchases of investments (other than short-term)	(1,987,973)	(1,114,280)
Proceeds from maturities of investments	1,679,127	245,194
Proceeds from sales of investments	1,572,221	1,363,132
Other	322	1,650
Net cash provided by investing activities	4,395,597	929,924
(continued)
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the periods ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$954,842	$1,022
Change in short-term borrowings	(50,000)	–
Reduction of debt	(1,554,564)	(571,551)
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	(21,042)	–
Net distributions to redeemable noncontrolling interests	(8,073)	(12,722)
Distributions to noncontrolling interests	(313,574)	(3,159)
Contributions from noncontrolling interests	20,765	139
Purchase of common shares for treasury	(31,188)	–
Dividends paid	(68,283)	–
Other	4,426	(3,112)
Net cash used for financing activities	(1,066,691)	(589,383)

Effect of foreign exchange rate changes on cash	(3,506)	–

Net increase in cash and cash equivalents	4,264,133	603,654
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	145,960	168,490
Cash and cash equivalents at September 30, including cash classified as assets of
discontinued operations	$4,410,093	$772,144

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$521,394	$99,253
Income tax payments, net	$42,395	$36,620

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$3,385,699	$–
Issuance of mandatorily redeemable convertible preferred shares for
acquisition of Jefferies Group LLC	$125,000	$–

Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd.,
which was spun off	$175,958	$–

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2013 and 2012
(In thousands, except par value)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income	Earnings	Subtotal	Interest	Total

Balance, January 1, 2012	$244,583	$1,570,684	$912,421	$3,446,708	$6,174,396	$3,865	$6,178,261
Net income				400,300	400,300	(1,067)	399,233
Other comprehensive loss, net of taxes			(393,716)		(393,716)		(393,716)
Contributions from noncontrolling interests					–	139	139
Distributions to noncontrolling interests					–	(3,159)	(3,159)
Change in interest in consolidated subsidiary		(1,388)			(1,388)	1,388	–
Change in fair value of redeemable
noncontrolling interests		1,618			1,618		1,618
Share-based compensation expense		10,732			10,732		10,732

Balance, September 30, 2012	$244,583	$1,581,646	$518,705	$3,847,008	$6,191,942	$1,166	$6,193,108

Balance, January 1, 2013	$244,583	$1,577,528	$705,129	$4,240,028	$6,767,268	$367	$6,767,635
Net income				360,686	360,686	(1,098)	359,588
Other comprehensive loss, net of taxes			(217,977)		(217,977)		(217,977)
Acquisition of Jefferies Group LLC	119,363	3,266,336			3,385,699	356,180	3,741,879
Distribution of common shares of Crimson
Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests					–	20,765	20,765
Distributions to noncontrolling interests					–	(354,373)	(354,373)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	–
Change in fair value of redeemable
noncontrolling interests		41,195			41,195		41,195
Exercise of options to purchase common
shares, including excess tax benefit	58	1,280			1,338		1,338
Purchase of common shares for treasury	(1,110)	(30,078)			(31,188)		(31,188)
Share-based compensation expense		60,218			60,218		60,218
Dividends ($.1875 per common share)				(69,827)	(69,827)		(69,827)
Other	1,673	3,690			5,363		5,363

Balance, September 30, 2013	$364,567	$4,915,747	$487,152	$4,333,887	$10,101,353	$26,263	$10,127,616

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

On March 1, 2013, Jefferies Group LLC (“Jefferies”) became one of our wholly-owned subsidiaries.  Jefferies is a global full-service, integrated securities and investment banking firm.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio").  Prior to the closing, we owned 58,006,024 common shares of Jefferies representing approximately 28% of the outstanding common shares of Jefferies.  Richard Handler, Chief Executive Officer and Chairman of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia and Brian Friedman, the Chairman of the Executive Committee of Jefferies, was appointed President and a Director of Leucadia.  Following the acquisition, Jefferies retains a separate credit rating and remains an SEC reporting company, filing annual, quarterly and periodic reports.

Jefferies has historically reported its Statement of Financial Condition on an unclassified basis, while we have historically reported a classified Statement of Financial Condition, with assets and liabilities separated between current and non-current.  However, after giving consideration to the nature of Jefferies business and its impact on our Consolidated Statement of Financial Condition, upon completion of the acquisition, we believe it is preferable to report our Consolidated Statement of Financial Condition on an unclassified basis, and have reclassified certain amounts to be consistent with the 2013 presentation.  We have also reclassified certain amounts on our consolidated financial statements, resulting from the reduced significance of certain businesses, revised the presentation of associated companies accounted for at fair value from Income related to associated companies to Principal transactions (see Note 6), and have revised the classification of the remaining Income related to associated companies to show such amounts before income taxes (see Note 12).  In addition, Jefferies has a fiscal year ended November 30th, which it will retain for standalone reporting purposes.  Accordingly, we reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of September 2013 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

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

Investment Banking Activities

Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade date basis.  We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties.  The amounts allocated for those purposes are commonly referred to as soft dollar arrangements.  These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Operations.  The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

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

Financial Instruments

Trading assets and trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election.  Trading assets and trading liabilities include Jefferies trading activities, financial instruments of other consolidated entities that are accounted for through the fair value option election and, prior to the Jefferies acquisition, trading assets include our investment in Jefferies common shares.  Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations in Principal transactions.  Available for sales securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes.  When sold, realized gains and losses on available for sale securities are reflected in the caption Net realized securities gains.  Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

Jefferies Valuation Process for Financial Instruments

The Jefferies Independent Price Verification ("IPV") Group, which is an independent discipline within the Jefferies financial control function, in partnership with Jefferies Risk Management, is responsible for establishing Jefferies valuation policies and procedures.  The IPV Group and Risk Management, which are independent of business functions, play an important role and serve as a control function in determining that Jefferies financial instruments are appropriately valued and that fair value measurements are reliable.  This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.  The IPV Group reports to the Jefferies Global Controller and is subject to the oversight of the IPV Committee, which includes senior members of Jefferies finance department and other personnel.  Jefferies independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

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

Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as Income (loss) related to associated companies, or as part of Other revenues if such investees are considered to be an extension of our business.  Income (loss) for investees for which the fair value option was elected are reported as Principal transactions revenues.

Receivables from and Payables to Customers of Securities Operations

Receivables from and payables to customers of securities operations include amounts receivable and payable on cash and margin transactions.  Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements.  Receivables from officers and directors included within this financial statement line item represent balances arising from their individual security transactions.  These transactions are subject to the same regulations as customer transactions and are provided on substantially the same terms.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value will be determined using valuation techniques consistent with what a market participant would use.  Our annual indefinite-lived intangible asset impairment testing date as of August 1 resulted in the recognition of an insignificant impairment loss; see Note 14, Intangible Assets, Net and Goodwill for more information.

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

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.  The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we will utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies as of August 1 did not indicate any goodwill impairment in any of Jefferies reporting units; see Note 14, Intangible Assets, Net and Goodwill for more information.

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

Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that we estimate we will have available net operating loss carryforwards (“NOLs”) (until 2029).  We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, we will need to generate approximately $4.5 billion of future U.S. pre-tax income to fully realize our net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.

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

Income Taxes.  In July 2013, the FASB issued new guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such net operating loss carryforward, similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position.  In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets.  The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods and is to be applied prospectively.  We are currently evaluating the impact of this new guidance on our consolidated financial statements.

Note 4.  Acquisitions

As discussed above, Jefferies became a wholly-owned subsidiary on March 1, 2013.  Each share of Jefferies common stock was converted at the Exchange Ratio into our common shares, an aggregate of approximately 119,363,000 common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  In addition, each restricted share of Jefferies common stock and each RSU of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or RSUs of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based RSUs, performance being measured at existing targets.  We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) are now convertible into our common shares.  As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.62 per common share.

The Jefferies acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price ($4,770.6 million) equaled the sum of the fair value of our common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by us ($1.3 billion) and the redemption value of the new series of preferred shares issued at closing, which represents its fair value.  The fair values of the Jefferies common stock owned by us and the common shares and employee stock based awards issued were determined by using market prices at closing.  Including our investment in Jefferies High Yield Holdings, LLC (“JHYH”), which was contributed to Jefferies capital after the acquisition, our aggregate investment in Jefferies is $5.2 billion at September 30, 2013.

The following table reflects the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Cash and cash equivalents	$3,017,958
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,728,742
Trading assets	16,413,535
Loans to and investments in associated companies	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Intangible assets, net	282,852
Goodwill	1,722,591
Deferred tax asset, net	539,384
Other assets	4,386,419
Total	$39,752,228

Liabilities
Short-term borrowings	$100,000
Trading liabilities	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Payables to customers of securities operations	5,450,781
Trade payables, expense accruals and other liabilities	2,724,136
Mandatorily redeemable preferred interest in JHYH held by Leucadia	358,951
Long-term debt	6,345,536
Total liabilities	34,625,459

Noncontrolling interests	356,180

Net assets acquired	$4,770,589

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

Amounts allocated to intangible assets, the amortization period and goodwill were as follows (dollars in thousands):

		Amortization
	Amount	Years

Customer relationships	$136,002	9 to 18 years
Tradenames and related trademarks	131,299	35 years
Exchange and clearing organization
membership interests and registrations	15,551	Indefinite
Subtotal, intangible assets	282,852
Goodwill	1,722,591
Total	$2,005,443

For the three month and nine month periods ended September 30, 2013, we expensed costs related to the acquisition of Jefferies of $2.9 million and $18.5 million, respectively.

Unaudited pro forma operating results for the periods presented below assume the acquisition of Jefferies had occurred on January 1, 2012 (in thousands, except per share amounts):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenues	$2,565,076	$2,932,813	$8,240,001	$9,008,203
Net income attributable to Leucadia National Corporation
common shareholders	$219	$201,151	$254,634	$577,108
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$–	$0.53	$0.66	$1.51
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$–	$0.53	$0.66	$1.49

Pro forma adjustments principally reflect an increase to amortization expenses related to the fair value of amortizable intangible assets, a reduction to interest expense for the amortization of the premium recorded to reflect long-term debt at fair value and to reflect the costs related to the acquisition as if they had occurred in the period beginning January 1, 2012.  In addition, the pro forma adjustments reflect the elimination from Net revenues amounts recognized from the application of the fair value option to our investment in Jefferies for periods prior to March 1, 2013, as more fully described in Note 6, net of related income taxes.  For the nine month period ended September 30, 2013, pro forma adjustments include the removal of the deferred tax adjustments described in Note 22.  For the nine month period ended September 30, 2012, pro forma adjustments include the write-off of the deferred tax asset related to our investment in Jefferies that was reflected in our Consolidated Statement of Financial Condition as of December 31, 2011 ($64.8 million), and the write-off of a portion of our net deferred tax asset for state income taxes resulting from a change in our expected state filing positions ($12.3 million) (see Note 22).  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2012.

Note 5.  Cash and Cash Equivalents

Cash and cash equivalents include the following (in thousands):

	September 30,	December 31,
	2013	2012

Cash in banks	$1,113,437	$143,517
Money market and other short-term investments	3,296,656	2,443
Total cash and cash equivalents	$4,410,093	$145,960

Note 6.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$1,757,446	$164,045	$16,079	$–	$1,937,570
Corporate debt securities	–	2,334,115	20,633	–	2,354,748
Collateralized debt obligations	–	196,639	45,872	–	242,511
U.S. government and federal agency securities	1,559,899	45,993	–	–	1,605,892
Municipal securities	–	504,981	–	–	504,981
Sovereign obligations	1,225,076	691,921	–	–	1,916,997
Residential mortgage-backed securities	–	2,951,619	132,183	–	3,083,802
Commercial mortgage-backed securities	–	728,365	14,423	–	742,788
Other asset-backed securities	–	49,020	8,570	–	57,590
Loans and other receivables	–	812,517	130,452	–	942,969
Derivatives	38,410	1,937,799	2,567	(1,856,907)	121,869
Investments at fair value	–	6,465	73,452	–	79,917
Physical commodities	–	110,915	–	–	110,915
Total trading assets	$4,580,831	$10,534,394	$444,231	$(1,856,907)	$13,702,549

Available for sale securities:
Corporate equity securities	$281,939	$–	$–	$–	$281,939
Corporate debt securities	–	35,899	–	–	35,899
U.S. government and federal agency securities	1,001,838	–	–	–	1,001,838
Residential mortgage-backed securities	–	500,182	–	–	500,182
Commercial mortgage-backed securities	–	43,970	–	–	43,970
Other asset-backed securities	–	146,216	–	–	146,216
Other	–	4	–	–	4
Total available for sale securities	$1,283,777	$726,271	$–	$–	$2,010,048
Cash and cash equivalents	$4,410,093	$–	$–	$–	$4,410,093
Investments in managed funds	$–	$–	$55,897	$–	$55,897
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,457,926	$–	$–	$–	$3,457,926
Securities received as collateral	$45,133	$–	$–	$–	$45,133

Liabilities:
Trading liabilities:
Corporate equity securities	$1,677,039	$64,047	$38	$–	$1,741,124
Corporate debt securities	–	1,320,896	–	–	1,320,896
U.S. government and federal agency securities	1,299,404	–	–	–	1,299,404
Sovereign obligations	1,043,906	644,205	–	–	1,688,111
Residential mortgage-backed securities	–	24,569	–	–	24,569
Commercial mortgage-backed securities	–	13,399	–	–	13,399
Loans	–	359,561	976	–	360,537
Derivatives	39,794	1,991,520	17,205	(1,914,692)	133,827
Physical commodities	–	44,796	–	–	44,796
Total trading liabilities	$4,060,143	$4,462,993	$18,219	$(1,914,692)	$6,626,663
Other secured financings	$–	$30,000	$3,025	$–	$33,025
Obligation to return securities received as collateral	$45,133	$–	$–	$–	$45,133

	December 31, 2012
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Investment in Jefferies common shares	$1,077,172	$–	$–	$–	$1,077,172
Available for sale securities:
Corporate equity securities	$934,823	$–	$–	$–	$934,823
Corporate debt securities	–	16,648	–	–	16,648
U.S. government and federal agency securities	1,657,022	6,490	–	–	1,663,512
Residential mortgage-backed securities	–	601,456	–	–	601,456
Commercial mortgage-backed securities	–	59,113	–	–	59,113
Other asset-backed securities	–	80,556	–	–	80,556
Other	–	884	–	–	884
Total available for sale securities	$2,591,845	$765,147	$–	$–	$3,356,992
Cash and cash equivalents	$145,960	$–	$–	$–	$145,960

(1)
During the third quarter of 2013, listed equity options with a fair value of $403.0 million within Trading assets and $423.0 million within Trading liabilities were transferred from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $279.3 million.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•
Exchange Traded Equity Securities:  Exchange traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 or Level 3 of the fair value hierarchy.

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

Derivatives

•
Listed Derivative Contracts:  Listed derivative contracts are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 or Level 2 of the fair value hierarchy.  Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security and are categorized within Level 2 of the fair value hierarchy.

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy.  Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company.  Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.  Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany.  Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.  Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy.  The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).  Amounts were not significant in 2012.

	September 30, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (1)	$20,360	$–	Monthly/Quarterly
High Yield Hedge Funds (2)	341	–	–
Fund of Funds (3)	474	106	–
Equity Funds (4)	66,526	49,019	–
Convertible Bond Funds (5)	3,081	–	At Will
Other Investments (6)	17	–	Bi-Monthly
Total (8)	$90,799	$49,125

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

(3)
Includes investments in fund of funds that invest in various private equity funds.  Approximately 98% of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(4)
Investments representing approximately 99% of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.  The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.  This category includes investments in equity funds managed by us with a fair value of $53.7 million and unfunded commitments of $47.5 million.

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

(8)
Investments at fair value in the Consolidated Statements of Financial Condition include $45.0 million of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

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

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	September 30, 2013
	Trading Assets	Trading Liabilities

Exchange closing prices	13%	26%
Recently observed transaction prices	7%	4%
External pricing services	56%	65%
Broker quotes	3%	3%
Valuation techniques	21%	2%
	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2013 (in thousands):

Three Months Ended September 30, 2013 (3)

	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Ending Balance	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2013 (1)

Assets:
Trading assets:
Corporate equity securities	$19,577	$(788)	$–	$(930)	$–	$(1,780)	$16,079	$(786)
Corporate debt securities	18,615	(4,285)	68	(571)	–	6,806	20,633	(4,342)
Collateralized debt obligations	45,124	(1,903)	8,222	(4,236)	–	(1,335)	45,872	(2,388)
Residential mortgage-backed
securities	143,766	(1,876)	33,831	(50,938)	(2,306)	9,706	132,183	(3,898)
Commercial mortgage-backed
securities	16,068	2,033	130	(310)	(3,703)	205	14,423	(1,106)
Other asset-backed securities	1,444	2,170	7,576	(3,279)	–	659	8,570	2,142
Loans and other receivables	117,496	(198)	52,246	(12,139)	(25,395)	(1,558)	130,452	609
Investments, at fair value	76,364	1,848	–	(101)	(710)	(3,949)	73,452	2,002
Investments in managed funds	55,141	4,034	6,598	–	(9,876)	–	55,897	4,034

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$38	$–
Net derivatives (2)	10,799	3,899	–	–	(60)	–	14,638	(3,899)
Loans	15,212	–	(14,952)	716	–	–	976	–
Other secured financings	2,294	731	–	–	–	–	3,025	(731)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
(3)	There were no issuances during the three months ended September 30, 2013.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended September 30, 2013

During the three months ended September 30, 2013, transfers of assets of $91.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $50.3 million and commercial mortgage-backed securities of $2.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Corporate equity securities of $5.6 million and corporate debt securities of $8.3 million due to lack of observable market transactions;
•	Collateralized debt obligations of $22.3 million which have little to no transparency in trade activity.

During the three months ended September 30, 2013, transfers of assets of $82.7 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $40.6 million and commercial mortgage-backed securities of $2.2 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $23.6 million and loans and other receivables of $1.6 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.4 million and corporate debt securities of $1.5 million due to an increase in observable market transactions.

During the three months ended September 30, 2013, there were no transfers of liabilities from Level 2 to Level 3 and from Level 3 to Level 2.

Net gains on Level 3 assets were $1.0 million and net losses on Level 3 liabilities were $4.6 million for the three months ended September 30, 2013.  Net gains on Level 3 assets were primarily due to increased valuations of certain commercial mortgage-backed securities, other asset-backed securities, investments at fair value and investments in managed funds, partially offset by a decrease in valuation of certain corporate equity securities, corporate debt securities, collateralized debt obligations, residential mortgage-backed securities and loans and other receivables.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the period from the Jefferies acquisition through September 30, 2013 (in thousands):

Period from the Jefferies Acquisition through September 30, 2013 (3)
	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Ending Balance	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2013 (1)

Assets:
Trading assets:
Corporate equity securities	$13,234	$1,053	$213	$(753)	$266	$2,066	$16,079	$1,243
Corporate debt securities	31,820	(17,415)	708	(2,556)	–	8,076	20,633	(6,933)
Collateralized debt obligations	29,776	(2,008)	43,152	(27,676)	–	2,628	45,872	(3,830)
Residential mortgage-backed
securities	169,426	5,594	79,531	(105,671)	(4,851)	(11,846)	132,183	586
Commercial mortgage-backed
securities	17,794	(735)	1,533	(3,054)	(5,281)	4,166	14,423	(5,007)
Other asset-backed securities	1,252	2,168	7,618	(3,127)	–	659	8,570	2,077
Loans and other receivables	170,986	(5,103)	206,672	(26,630)	(213,662)	(1,811)	130,452	(8,063)
Investments, at fair value	70,067	653	5,000	(102)	(3,204)	1,038	73,452	668
Investments in managed funds	59,976	3,108	9,130	–	(16,439)	122	55,897	3,108

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$38	$–
Residential mortgage-backed
securities	1,542	(1,542)	–	–	–	–	–	–
Net derivatives (2)	11,185	3,453	–	–	–	–	14,638	(3,453)
Loans	7,398	–	(20,221)	13,799	–	–	976	–
Other secured financings	–	731	–	–	–	2,294	3,025	(731)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
(3)	There were no issuances during the period from the Jefferies acquisition through September 30, 2013.

Analysis of Level 3 Assets and Liabilities for the Period from the Jefferies Acquisition through September 30, 2013

During the period from the Jefferies acquisition through September 30, 2013, transfers of assets of $53.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $17.9 million and commercial mortgage-backed securities of $5.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $0.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Corporate equity securities of $7.0 million and corporate debt securities of $8.5 million due to lack of observable market transactions;
•	Collateralized debt obligations of $12.1 million which have little to no transparency in trade activity.

During the period from the Jefferies acquisition through September 30, 2013, transfers of assets of $48.5 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $29.7 million and commercial mortgage-backed securities of $1.2 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $9.5 million and loans and other receivables of $2.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million and corporate debt securities of $0.4 million due to an increase in observable market transactions.

During the period from the Jefferies acquisition through September 30, 2013, there were no transfers of liabilities from Level 2 to Level 3 and no transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $12.7 million and net losses on Level 3 liabilities were $2.6 million for the period from the Jefferies acquisition through September 30, 2013.  Net losses on Level 3 assets were primarily due to decreased valuations of certain corporate debt securities, collateralized debt obligations, commercial mortgage-backed securities and loans and other receivables, partially offset by an increase in valuation of certain corporate equity securities, residential mortgage-backed securities, other asset-backed securities, investments at fair value and investments in managed funds.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$11,665
Non-exchange traded securities		Market approach	EBITDA (a) multiple	16	–
		Comparable pricing	Comparable share price	$76.75	–
Warrants		Option model	Volatility	37%	–

Corporate debt securities	$18,313
		Scenario analysis	Estimated recovery percentage	21%	–
		Comparable pricing	Comparable bond or loan price	$63.70 to $126.00	$78.28
		Market approach	Yield	12.6%	–

Collateralized debt obligations	$35,512
		Discounted cash flows	Constant prepayment rate	0% to 20%	14%
			Constant default rate	0% to 10%	2%
			Loss severity	13% to 75%	49%
			Yield	5% to 75%	24%
Residential mortgage-backed	$114,278
		Discounted cash flows	Constant prepayment rate	0% to 22%	5%
			Constant default rate	1% to 50%	6%
			Loss severity	25% to 75%	50%
			Yield	0% to 28%	7%

Commercial mortgage-backed	$5,847
		Comparable pricing	Comparable bond or loan price	$12.50	–
		Discounted cash flows	Yield	15% to 26%	21%
			Cumulative loss rate	0% to 22%	12%

Other asset-backed securities	$7,711
		Discounted cash flows	Constant prepayment rate	0% to 30%	22%
			Constant default rate	0% to 11%	8%
			Loss severity	75% to 92%	89%
			Yield	9% to 25%	20%

Loans and other receivables	$81,282
		Comparable pricing	Comparable bond or loan price	$90.50 to $100.00	$98.90
		Market approach	Yield	12%	–
			EBITDA (a) multiple	6.5	–
		Scenario analysis	Estimated recovery percentage	17% to 86%	52%

Derivatives	$1,600
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.38	–

Investments at fair value	$5,975
Private equity securities		Comparable pricing	Comparable share price	$414.00	–

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$(12,879)
Equity options		Option model	Volatility	36% to 41%	39%
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.38	–

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  The exclusions consisted of $106.1 million, primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Private equity securities, corporate debt securities, commercial mortgage-backed securities, loans and other receivables and loan commitments using comparable pricing valuation techniques.  A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

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

The following is a summary of gains (losses) due to changes in instrument specific credit risk in loans and other receivables and loan commitments measured at fair value under the fair value option for the three month period ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013 (in thousands):

		For the Period From
	For the Three Month	the Jefferies
	Period Ended	Acquisition Through
	September 30, 2013	September 30, 2013

Financial Instruments Owned:
Loans and other receivables	$1,097	$2,284

Financial Instruments Sold:
Loans	$–	$–
Loan commitments	$4,440	$(2,059)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

Financial Instruments Owned:
Loans and other receivables (2)	$226,332
Loans greater than 90 days past due (1) (2)	$7,809

(1)	The aggregate fair value of loans that were 90 or more days past due was $5.2 million.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

There was one loan on nonaccrual status at September 30, 2013.

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

On July 1, 2013, Knight Capital completed its previously announced merger with GETCO Holding Company, LLC (the merged company referred to as "KCG Holdings, Inc.").  In connection with the consummation of the merger, Jefferies received cash consideration of $3.75 per share, or approximately $192 million, with respect to approximately 63% of its holdings in Knight Capital and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital common stock for the remainder of its holdings.  As of September 30, 2013, Jefferies owns approximately 9.1% of KCG Holdings, Inc., which is included in Trading assets.

Changes in the fair value of our investments in Knight Capital, Jefferies and Mueller are reflected as Principal transactions in the Consolidated Statements of Operations as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Knight Capital	$(16,004)	$–	$(21,692)	$–
Mueller	–	(15,530)	–	30,018
Jefferies	–	44,955	182,719	9,571

Total	$(16,004)	$29,425	$(161,027)	$39,589

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

The following table presents the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statement of Financial Condition at September 30, 2013.  Amounts were not significant at December 31, 2012.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	September 30, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$846,496	32,663	$881,519	57,449
Foreign exchange contracts	534,443	120,650	548,061	114,965
Equity contracts	447,376	1,853,291	468,562	1,875,348
Commodity contracts	135,866	464,064	130,612	464,679
Credit contracts: centrally cleared swaps	10,015	19	10,855	17
Credit contracts: other credit derivatives	4,580	24	8,910	19
Total	1,978,776		2,048,519
Counterparty/cash-collateral netting	(1,856,907)		(1,914,692)
Total per Consolidated Statement of Financial Condition	$121,869		$133,827

The following table presents unrealized and realized gains (losses) on derivative contracts for the three months ended September 30, 2013 and for the period from the Jefferies acquisition through September 30, 2013; amounts for other periods were not material (in thousands):

		For the Period From
	For the Three Month	The Jefferies
	Period Ended	Acquisition Through
	September 30, 2013	September 30, 2013

Interest rate contracts	$65,628	$95,009
Foreign exchange contracts	(4,149)	(13)
Equity contracts	32,918	66,811
Commodity contracts	15,080	36,593
Credit contracts	(904)	(11,914)
Total	$108,573	$186,486

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at September 30, 2013 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$36,869	$783	$–	$(47)	$37,605
Credit default swaps	73	607	–	–	680
Equity swaps and options	3,650	–	–	–	3,650
Total return swaps	817	–	–	(114)	703
Foreign currency forwards, swaps and options	70,110	32,782	–	(16,218)	86,674
Interest rate swaps and options	7,340	64,407	147,654	(82,057)	137,344
Total	$118,859	$98,579	$147,654	$(98,436)	266,656
Cross product counterparty netting					(579)
Total OTC derivative assets included in
Trading assets					$266,077

(1)	At September 30, 2013, we held exchange traded derivative assets and other credit agreements with a fair value of $10.9 million, which are not included in this table.
(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At September 30, 2013 cash collateral received was $155.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

	OTC Derivative Liabilities (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$28,734	$47	$–	$(47)	$28,734
Credit default swaps	–	2,062	380	–	2,442
Equity swaps and options	8,455	–	2,852	–	11,307
Total return swaps	650	–	549	(114)	1,085
Foreign currency forwards, swaps and options	81,858	34,725	–	(16,218)	100,365
Interest rate swaps and options	16,291	89,710	151,371	(82,057)	175,315
Total	$135,988	$126,544	$155,152	$(98,436)	319,248
Cross product counterparty netting					(579)
Total OTC derivative liabilities included in
Trading liabilities					$318,669

(1)	At September 30, 2013, we held exchange traded derivative liabilities and other credit agreements with a fair value of $28.0 million, which are not included in this table.
(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At September 30, 2013, cash collateral pledged was $212.9 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At September 30, 2013, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$199,298
BBB- to BBB+	9,447
BB+ or lower	51,448
Unrated	5,884
Total	$266,077

(1)
We utilize the credit ratings of external rating agencies when available.  When external credit ratings are not available, we utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2013 is $67.2 million, for which Jefferies has posted collateral of $61.3 million in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered, Jefferies would have been required to post an additional $10.6 million of collateral to its counterparties.

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

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At September 30, 2013, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $21.4 billion.

At September 30, 2013, a substantial portion of the securities received by Jefferies had been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition.  At September 30, 2013, $45.1 million was reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three month period ended September 30, 2013 and for the period from the Jefferies acquisition through September 30, 2013; there was no activity during 2012 (in millions):

		For the Period From
	For the Three Month	the Jefferies
	Period Ended	Acquisition Through
	September 30, 2013	September 30, 2013

Transferred assets	$918.4	$3,102.4
Proceeds on new securitizations	921.5	3,112.5
Net revenues	1.7	6.5
Cash flows received on retained interests	$13.0	$24.2

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy.  For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Significant Accounting Policies and Note 6, Fair Value Disclosures.  Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs and has no liabilities related to these SPEs at September 30, 2013.  Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets.  To the extent the securities purchased through these market-making activities meet specific thresholds and Jefferies is not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 11, Variable Interest Entities.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	September 30, 2013
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$7,056.5	$362.8
U.S. government agency commercial mortgage-backed securities	2,263.3	102.3
Collateralized loan obligations	1,191.5	13.8

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

Note 10.  Financial Instruments - Available for sale securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at September 30, 2013 and December 31, 2012 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2013
Bonds and notes:
U.S. Government and federal agency securities	$1,001,681	$158	$1	$1,001,838
Residential mortgage-backed securities	492,977	9,272	2,067	500,182
Commercial mortgage-backed securities	44,183	301	514	43,970
Other asset-backed securities	147,552	195	1,531	146,216
All other corporates	35,763	182	46	35,899
Total fixed maturities	1,722,156	10,108	4,159	1,728,105

Equity securities:
Common stocks:
First Quantum Minerals Ltd. (“First Quantum”)	185,394	–	949	184,445
Banks, trusts and insurance companies	22,980	29,431	–	52,411
Industrial, miscellaneous and all other	17,847	27,236	–	45,083
Total equity securities	226,221	56,667	949	281,939

Other investments	4	–	–	4
	$1,948,381	$66,775	$5,108	$2,010,048

2012
Bonds and notes:
U.S. Government and federal agency securities	$1,663,225	$327	$40	$1,663,512
Residential mortgage-backed securities	585,772	16,506	822	601,456
Commercial mortgage-backed securities	58,683	583	153	59,113
Other asset-backed securities	80,866	78	388	80,556
All other corporates	16,377	275	4	16,648
Total fixed maturities	2,404,923	17,769	1,407	2,421,285

Equity securities:
Common stocks:
Inmet Mining Corporation (“Inmet”)	504,006	319,751	–	823,757
Banks, trusts and insurance companies	32,811	33,129	331	65,609
Industrial, miscellaneous and all other	23,195	22,562	300	45,457
Total equity securities	560,012	375,442	631	934,823

Other investments	1,054	–	170	884
	$2,965,989	$393,211	$2,208	$3,356,992

The amortized cost and estimated fair value of investments classified as available for sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$1,013,701	$1,013,873
Due after one year through five years	23,743	23,864
Due after five years through ten years	–	–
Due after ten years	–	–
	1,037,444	1,037,737
Mortgage-backed and asset-backed securities	684,712	690,368
	$1,722,156	$1,728,105

At September 30, 2013, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

At December 31, 2012, we owned 11,042,413 common shares of Inmet, which represented approximately 15.9% of Inmet’s outstanding shares.  Pursuant to a tender and exchange offer by First Quantum, we exchanged our Inmet shares for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  We recorded a gain on the transaction of $227.6 million during the first quarter of 2013.  First Quantum is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: FM).  During the nine months ended September 30, 2013, we sold 8,288,613 First Quantum shares for aggregate net cash proceeds of $153.8 million.

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
•
Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities and the securitization of corporate loans,

•	Financing of agency and non-agency mortgage-securities through financing vehicles utilizing master repurchase agreements,
•	Management and performance fees in the Jefferies Umbrella Fund, and
•	Loans to and investments in investment fund vehicles.

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of September 30, 2013.  There were no consolidated VIEs at December 31, 2012.

(In millions)	Securitization Vehicles	Other

Cash	$–	$0.2
Financial instruments owned	108.7	0.5
Securities purchased under agreement to resell (2)	195.1	–
	$303.8	$0.7
Other secured financings (1)	$303.7	$–
Other	–	0.2
	$303.7	$0.2

(1)	Approximately $75.7 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at September 30, 2013.
(2)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

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

Nonconsolidated VIEs

Jefferies also holds variable interests in VIEs in which it is not the primary beneficiary and does not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate.  Jefferies has no explicit or implicit arrangements to provide additional financial support to these VIEs and has no liabilities related to these VIEs at September 30, 2013.

The following table presents information about nonconsolidated VIEs in which Jefferies has variable interests aggregated by principal business activity.  The tables include VIEs where Jefferies has determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	September 30, 2013
	Variable Interests
(In millions)	Financial Statement Carrying Amount		Maximum Exposure to loss		VIE Assets

Collateralized loan obligations	$17.8	(2)	$17.8	(4)	$1,784.5
Agency mortgage- and asset-backed securitizations (1)	1,122.4	(2)	1,122.4	(4)	5,397.1
Non-agency mortgage- and asset-backed securitizations (1)	647.0	(2)	647.0	(4)	69,737.1
Asset management vehicle	3.1	(3)	3.1	(4)	377.4
Private equity vehicles	51.9	(3)	89.9		92.4
Total	$1,842.2		$1,880.2		$77,388.5

(1)
VIE assets represent the unpaid principal balance of the assets in these vehicles at September 30, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.

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

Collateralized Loan Obligations.  Jefferies had acted as transferor and underwriter in several collateralized loan obligation ("CLOs") transactions in the past and retained securities representing variable interests in the CLOs.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  In addition, Jefferies owns variable interests in CLOs previously managed by Jefferies.  These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds.  Jefferies exposure to loss from these entities is limited to its investments in the debt securities held.  Regarding the CLOs previously managed by Jefferies, its variable interests consist of debt securities (with a fair value of $3.9 million at September 30, 2013) and a right to a portion of the CLOs’ management and incentive fees.  Management and incentives fees are accrued as the amounts become realizable.

Mortgage- and Asset-Backed Vehicles.  In connection with Jefferies trading and market making activities, Jefferies buys and sells mortgage- and asset-backed securities.  Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs.  A substantial portion of Jefferies variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties.  The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Trading assets on our Consolidated Statements of Financial Condition.  In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations at September 30, 2013 presented in the above table, Jefferies owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds.  These additional securities were acquired in connection with Jefferies secondary market making activities and securitization activities.  Total securities issued by securitization SPEs reflected in the Consolidated Statement of Financial Condition at September 30, 2013 consist of the following (in millions):

	Nonagency	Agency	Total

Variable interests in collateralized loan obligations	$17.8	$–	$17.8
Variable interests in agency mortgage- and asset-backed securitizations	–	1,122.4	1,122.4
Variable interests in nonagency mortgage- and asset-backed securitizations	647.0	–	647.0
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	47.9	1,692.4	1,740.3
Commercial mortgage-backed securities	38.7	505.3	544.0
Collateralized debt obligations	25.0	–	25.0
Other asset-backed securities	30.2	–	30.2
Total mortgage- and asset-backed securities in the Consolidated Statement
of Financial Condition	$806.6	$3,320.1	$4,126.7
We also purchase mortgage- and asset-backed securities in the secondary market in connection with investing Leucadia’s excess liquidity, which are classified as Available for sale securities in the Consolidated Statements of Financial Condition.  These securities are generally issued by securitizations vehicles that may be VIEs, all are sponsored by unrelated third-parties (a substantial majority by government-sponsored enterprises), all are carried at fair value and our maximum exposure to loss is equal to the carrying amount of the securities.  Information on the assets of these vehicles is generally not available to us, and given the nature of this investment activity we do not believe such information would be helpful to readers of our financial statements.

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

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund").  As of September 30, 2013, Jefferies funded approximately $41.2 million of its commitment.  The carrying amount of Jefferies equity investment was $32.6 million at September 30, 2013.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

Jefferies has variable interests in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment and a loan commitment up to an aggregate principal amount of $21.6 million.  The carrying amount of Jefferies equity investment was $1.8 million at September 30, 2013.  The fair value of the aggregate principal balance is $17.4 million, which is included in Loans to and investments in associated companies at September 30, 2013.  As of September 30, 2013, Jefferies exposure to loss is limited to its equity investment and the aggregate amount of its loan commitment.  JEP IV has assets consisting primarily of private equity and equity related investments.

Note 12.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at September 30, 2013 and December 31, 2012 accounted for under the equity method of accounting is as follows (in thousands):

	September 30,	December 31,
	2013	2012

Jefferies Finance, LLC (“Jefferies Finance”)	$318,953	$–
Jefferies LoanCore LLC (“Jefferies LoanCore”)	217,696	–
Berkadia Commercial Mortgage LLC (“Berkadia”)	189,637	172,942
Garcadia companies	121,707	82,425
HomeFed Corporation (“HomeFed”)	49,071	49,384
Brooklyn Renaissance Plaza	31,045	30,332
Linkem S.p.A. (“Linkem”)	93,281	86,424
JHYH	–	351,835
Other	54,063	34,132

Total	$1,075,453	$807,474

Income (losses) related to associated companies includes the following for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Berkadia	$18,283	$12,221	$67,714	$26,451
Garcadia companies	11,329	8,506	31,444	25,488
Linkem	(7,040)	(6,040)	(20,562)	(14,308)
HomeFed	283	639	(313)	77
Brooklyn Renaissance Plaza	934	1,115	1,929	3,096
JHYH	–	9,092	7,178	23,365
Other	100	(1,259)	2,170	1,633

Total	$23,889	$24,274	$89,560	$65,802

For the nine month period ended September 30, 2013, our share of Berkadia’s income includes an out of period adjustment of $16.4 million to record income related to prior periods.

Income (losses) related to associated companies classified as Other revenue includes the following for the three and nine month periods ended September 30, 2013 (in thousands):

	For the Three Month	For the Nine Month
	Period Ended	Period Ended
	September 30, 2013	September 30, 2013

Jefferies Finance	$18,028	$29,997
Jefferies LoanCore	9,076	25,799
Other	(451)	(603)

Total	$26,653	$55,193

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

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At September 30, 2013, approximately $314.6 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total committed Secured Revolving Credit Facility is $700.0 million.  At September 30, 2013, none of Jefferies $350.0 million commitment was funded.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  Jefferies has funded $174.8 million of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

As more fully discussed in the 2012 10-K, we have agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of September 30, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition (1)	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (2)	Available Collateral (3)	Net Amount

Assets at September 30, 2013
Derivative contracts	$1,978,776	$(1,856,907)	$121,869	$–	$–	$121,869
Securities borrowing arrangements	$5,316,449	$–	$5,316,449	$(675,465)	$(847,437)	$3,793,547
Reverse repurchase agreements	$12,902,880	$(8,481,994)	$4,420,886	$(420,340)	$(3,965,736)	$34,810

Liabilities at September 30, 2013
Derivative contracts	$2,048,519	$(1,914,692)	$133,827	$–	$–	$133,827
Securities lending arrangements	$2,578,401	$–	$2,578,401	$(675,465)	$(1,867,083)	$35,853
Repurchase agreements	$19,345,542	$(8,481,994)	$10,863,548	$(420,340)	$(9,631,193)	$812,015

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

Note 14.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30,	December 31,
	2013	2012

Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$15,114	$–

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of
$103,899 and $70,823	515,140	416,304
Trademarks and tradename, net of accumulated amortization of $25,826
and $15,731	367,800	263,839
Supply contracts, net of accumulated amortization of $17,594 and $9,874	132,401	140,121
Licenses, net of accumulated amortization of $3,951 and $3,508	8,077	8,520
Other, net of accumulated amortization of $4,480 and $4,467	684	1,047
Total intangibles	$1,039,216	$829,831

Amortization expense on intangible assets was $20.9 million and $13.6 million for the three month periods ended September 30, 2013 and 2012, respectively, and $54.4 million and $39.8 million for the nine month periods ended September 30, 2013 and 2012, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2013 (for the remaining three months) - $20.1 million; 2014 - $66.0 million; 2015 - $63.1 million; 2016 - $61.1 million; and 2017 - $61.0 million.

A summary of goodwill at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30,	December 31,
	2013	2012

National Beef	$14,991	$14,991
Jefferies	1,724,720	–
Other operations	8,151	9,204
	$1,747,862	$24,195

The increase in intangible assets and goodwill during 2013 was due to the acquisition of Jefferies, as more fully discussed in Note 4.

Goodwill Impairment Testing

Goodwill associated with the acquisition of Jefferies is allocated to the related reporting units, which are determined based on financial information provided to management in connection with its management of the businesses.  A reporting unit is an operating segment or one level below an operating segment.  The quantitative goodwill impairment test is performed at the level of the reporting unit and consists of two steps.  In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets.  If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired.  If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the fair value of the net assets of the reporting unit.

Allocated equity plus goodwill and allocated intangible assets are used as a proxy for the carrying amount of each Jefferies reporting unit.  The amount of equity allocated to a Jefferies reporting unit is based on Jefferies cash capital model deployed in managing these businesses, which seeks to approximate the capital a business would require if it were operating independently.  Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment.  Estimated fair values for Jefferies reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies and, for certain reporting units, a net asset value method.  In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis.

Our annual goodwill impairment testing related to Jefferies as of August 1, 2013 did not indicate any goodwill impairment in any of Jefferies reporting units.  Substantially all of the goodwill is allocated to Jefferies Investment Banking, Equities and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections.  Goodwill allocated to these reporting units is $1,655.4 million of the total goodwill associated with the acquisition of Jefferies at September 30, 2013.  For Jefferies remaining less significant reporting units, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

Intangible Assets

We performed our annual impairment testing of Jefferies intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, as of August 1.  We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of Jefferies intangible assets.  Our quantitative assessment resulted in an insignificant impairment loss on certain exchange memberships based on quoted sales prices.  With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets since the most recent valuation date of March 1, 2013 as part of acquisition accounting, we have concluded that it is not more likely than not that the intangible assets are impaired.

Note 15.  Inventory

A summary of inventory at September 30, 2013 and December 31, 2012 which is classified as Other assets is as follows (in thousands):

	September 30,	December 31,
	2013	2012

Finished goods	$288,628	$271,221
Work in process	22,629	61,069
Raw materials, supplies and other	96,120	51,202
	$407,377	$383,492

Note 16.  Short-Term Borrowings

Jefferies bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  $50.0 million was outstanding at September 30, 2013.

Note 17.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at September 30, 2013 and December 31, 2012  are as follows (dollars in thousands):

	September 30,	December 31,
	2013	2012

Parent Company Debt:
Senior Notes:
7 ¾% Senior Notes due August 15, 2013, $94,500 principal	$–	$94,461
7% Senior Notes due August 15, 2013, $307,409 principal	–	307,494
8 1/8% Senior Notes due September 15, 2015, $458,641 principal	456,229	455,405
Subordinated Notes:
3 ¾% Convertible Senior Subordinated Notes due April 15, 2014,
$97,581 principal	97,581	97,581
Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.875% Senior Notes, due June 8, 2014, $250,000 principal	258,377	–
3.875% Senior Notes, due November 9, 2015, $500,000 principal	518,241	–
5.5% Senior Notes, due March 15, 2016, $350,000 principal	375,626	–
5.125% Senior Notes, due April 13, 2018, $800,000 principal	856,862	–
8.5% Senior Notes, due July 15, 2019, $700,000 principal	864,673	–
6.875% Senior Notes, due April 15, 2021, $750,000 principal	870,136	–
2.25% Euro Medium Term Notes, due July 13, 2022, $5,194 principal	4,647	–
5.125% Senior Notes, due January 20, 2023, $600,000 principal	626,188	–
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	383,637	–
3.875% Convertible Senior Debentures, due November 1, 2029,
$345,000 principal	349,987	–
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	513,415	–
6.50% Senior Notes, due January 20, 2043, $400,000 principal	422,314	–
Secured credit facility, due August 26, 2014	295,000	–
National Beef Term Loans	375,000	296,000
National Beef Revolving Credit Facility	44,354	91,403
Other	38,292	16,351
Long-term debt	$7,350,559	$1,358,695

Pursuant to the Jefferies acquisition and the indenture governing the 3.875% Convertible Senior Debentures due 2029 (the "debentures"), the debentures now will convert into our common shares.  Each $1,000 debenture is convertible into 21.922 common shares (equivalent to a conversion price of approximately $45.62).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

On August 26, 2011, Jefferies entered into a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  The borrowers under the Jefferies Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited.  The Jefferies Credit Facility is guaranteed by Jefferies Group LLC and contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, requires Jefferies Group LLC and certain of Jefferies subsidiaries to maintain specified level of tangible net worth and liquidity amounts and  to maintain specified levels of regulated capital.  The Jefferies Credit Facility terminates on August 26, 2014.  Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  At September 30, 2013, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

As a result of the pro rata dividend of all the outstanding shares of common stock of Crimson and cash dividends paid, the conversion price of our 3¾% Convertible Senior Subordinated Notes due April 15, 2014 is $21.30 and these notes are currently convertible into 4,580,730 common shares.

In September 2013, National Beef’s credit facility was amended and restated to increase the term loan to $375.0 million, increase the revolving credit facility to $300.0 million, extend the maturity to October 2018 and reduce the term loan’s required quarterly principal payments.  The amended credit facility contains a minimum tangible net worth covenant, but does not contain the numerical covenants requiring certain leverage and fixed charge ratios that were in the previous agreement.

In October 2013, the Company sold $750.0 million principal amount of its newly authorized 5 ½% Senior Notes due 2023 at an issue price of 98.641% and $250.0 million principal amount of its newly authorized 6.625% Senior Notes due 2043 at an issue price of 98.781%.

Note 18.  Mezzanine Equity

Redeemable Noncontrolling Interests in Subsidiary

As more fully discussed in the 2012 10-K, redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

As of January 1,	$241,649	$235,909
Income allocated to redeemable noncontrolling interests	11,239	14,568
Net distributions to redeemable noncontrolling interests	(8,073)	(12,722)
Increase (decrease) in fair value of redeemable noncontrolling interests
charged (credited) to additional paid-in capital	(41,195)	(1,618)
Balance, September 30,	$203,620	$236,137

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At September 30, 2013, we calculated the fair value of the redeemable noncontrolling interests by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.96%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of September 30, 2013 (dollars in millions):

	Discount Rates
Terminal Growth Rates	12.71%	12.96%	13.21%

1.75%	$207.7	$201.3	$195.1
2.00%	$210.2	$203.6	$197.3
2.25%	$212.8	$206.1	$199.6

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

Note 19. Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30,	December 31,
	2013	2012

Net unrealized gains on available for sale securities	$587,244	$803,430
Net unrealized foreign exchange losses	(11,476)	(6,097)
Net unrealized losses on derivative instruments	(166)	(154)
Net minimum pension liability	(88,450)	(92,050)
	$487,152	$705,129

For the nine month period ended September 30, 2013, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations

Net unrealized gains (losses) on		Net realized securities gains
available for sale securities, net of
income tax provision (benefit) of $118,228	$212,944

Amortization of defined benefit		Compensation and benefits, which
pension plan actuarial gains (losses),		includes pension expense. See the
net of income tax provision (benefit)		pension footnote for information on
of $(1,998)	(3,600)	this component.

Total reclassifications for the period,
net of tax	$209,344

Note 20.  Pension Plans and Postretirement Benefits

Pension expense charged to operations for the three and nine month periods ended September 30, 2013 and 2012 related to defined benefit pension plans included the following components (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Interest cost	$3,389	$2,722	$9,382	$8,165
Service cost	72	–	144	–
Expected return on plan assets	(2,606)	(2,073)	(7,138)	(6,219)
Actuarial loss	1,911	1,463	5,686	4,389
Net pension expense	$2,766	$2,112	$8,074	$6,335

We contributed $6.5 million to our defined benefit pension plans during the nine month period ended September 30, 2013.

Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded.  We pay the cost of postretirement benefits as they are incurred.  Amounts charged to expense were not significant.

Note 21. Share-Based Compensation

Compensation and benefits expense included $27.8 million and $3.4 million for the three month periods ended September 30, 2013 and 2012, respectively, and $60.2 million and $10.7 million for the nine month periods ended September 30, 2013 and 2012, respectively, for share-based compensation expense.

As mentioned above, each restricted share of Jefferies common stock and each RSU of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or RSUs of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based RSUs, performance being measured at existing targets.  Jefferies historically sponsored the following share-based compensation plans: incentive compensation plan, director plan and the deferred compensation plan.  In connection with the Jefferies acquisition, these plans were assumed by us and awards are now issued in our common shares.  At our annual shareholder meeting in July 2013, shareholders approved the Company’s 2003 Incentive Compensation Plan, as amended and restated (the “Incentive Plan”) and the 1999 Directors’ Stock Compensation Plan, as amended and restated that, among other things, permits the grant of awards to our employees and directors who were not previously employees or directors of Jefferies.

As of September 30, 2013, we had $236.2 million of unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average required service or vesting period of approximately 2.5 years.

Incentive Plan. The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards to employees and service providers.

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture.  The Incentive Plan also allows for grants of RSUs.  RSUs give a participant the right to receive fully vested shares at the end of a specified deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis.  Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on our common stock.

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

At September 30, 2013, there were 6,039,983 shares of restricted stock outstanding, 4,855,164 RSUs outstanding with future service required, 8,293,359 RSUs outstanding with no future service requirements and 1,085,137 shares issuable under other plans.  The maximum potential increase to common shares outstanding resulting from these outstanding awards is 14,233,660.

At September 30, 2013, there were 2,543,147 stock options outstanding with a weighted-average exercise price of $25.64 per share, of which 1,077,723 were exercisable (weighted-average exercise price of $26.89 per share).  In addition, there were 4,000,000 warrants outstanding, of which 2,400,000 were currently exercisable, all at an exercise price of $33.33 per warrant.

Restricted Cash Awards.  Jefferies provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to eight years, with an approximate average term of two years.  These awards are amortized to compensation expense over the relevant service period.  At September 30, 2013, the remaining unamortized amount of these awards was $214.4 million and is included within Other assets on the Consolidated Statements of Financial Condition.  The compensation cost associated with these awards was $43.7 million and $89.1 million for the three and nine month periods ended September 30, 2013.

Note 22.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at September 30, 2013 was $176.6 million (including $25.8 million for interest), of which $153.6 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.  The statute of limitations with respect to our federal income tax returns has expired for all years through 2009.  Our New York State and New York City income tax returns are currently being audited for the 2006 to 2008 period.

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

For the three and nine month periods ended September 30, 2013, the provisions for income taxes include state and foreign income taxes of $1.8 million and $43.8 million, respectively.  For the nine month period ended September 30, 2013, the provision for income taxes includes a charge of $12.3 million to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition, and reflects certain non-deductible expenses.

As discussed above, we elected the fair value option for our investment in Jefferies for periods prior to the Jefferies acquisition in March 2013.  As of December 31, 2012, we had recorded a deferred tax liability related to our investment in Jefferies of $33.0 million.  For the nine month period ended September 30, 2013, the income tax provision includes the reversal of that deferred tax liability.  In addition, no net income tax provision was recorded for income related to the fair value option for Jefferies for the nine month period ended September 30, 2013; as a result the impact on the tax provision was a benefit of $65.2 million.

The provisions for income taxes for the three and nine month periods ended September 30, 2012 include $1.1 million and $12.2 million, respectively, for foreign taxes principally related to interest on the FMG Note.  The provisions for income taxes for the three and nine month 2012 periods also include $11.8 million and $22.2 million, respectively, for state income taxes.

Note 23.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia
National Corporation common shareholders	$2,971	$106,674	$360,686	$400,300
Less: Allocation of earnings to participating securities (1)	(92)	–	(4,608)	–
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	2,879	106,674	356,078	400,300
Less: Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(62)	–	(57)	–
Mandatorily redeemable convertible preferred share
dividends	–	–	2,381	–
Interest on 3¾% Convertible Notes	–	657	1,975	1,969
Net income (loss) attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$2,817	$107,331	$360,377	$402,269

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	367,641	244,583	331,091	244,583
Stock options	46	–	45	–
Warrants	–	–	–	–
Mandatorily redeemable convertible preferred shares	–	–	3,237	–
3.875% Convertible Senior Debentures	–	–	–	–
3¾% Convertible Notes	–	4,327	4,524	4,327
Denominator for diluted earnings (loss) per share	367,687	248,910	338,897	248,910

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 11,161,200 and 8,912,400 for the three and nine month periods ended September 30, 2013, respectively.  Dividends declared on participating securities during the three and nine month periods ended September 30, 2013 were $.7 million and $2.1 million, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 1,711,200 and 2,251,500 weighted average common shares were outstanding during the three month periods ended September 30, 2013 and 2012, respectively, and 1,736,100 and 2,240,800 weighted average common shares were outstanding during the nine month periods ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

The denominator for diluted earnings (loss) per share does not include weighted average common shares of 4,000,000 for the three and nine month periods ended September 30, 2013 and 2012, related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three and nine month periods ended September 30, 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

For the three month period ended September 30, 2013, 4,570,680 shares related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.  For the three month period ended September 30, 2013, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Outstanding stock options and stock appreciation rights of a subsidiary are not included above since the subsidiary operates at a net loss and the effect is antidilutive.

Note 24.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes Jefferies commitments associated with its capital market and asset management business activities (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Maximum Payout

Equity commitments (1)	$0.3	$1.7	$7.2	$0.8	$444.8	$454.8
Loan commitments (1)	4.2	7.6	354.7	114.0	–	480.5
Mortgage-related commitments	507.1	213.2	796.2	–	–	1,516.5
Forward starting reverse repos and repos	848.8	–	–	–	–	848.8
	$1,360.4	$222.5	$1,158.1	$114.8	$444.8	$3,300.6

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

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

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Non-investment grade	$–	$48.2	$–	$48.2	$8.0	$40.2
Unrated	26.8	613.8	–	640.6	200.3	440.3
Total	$26.8	$662.0	$–	$688.8	$208.3	$480.5

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)
The corporate lending exposure includes $211.0 million of funded loans included in Trading assets and a $2.7 million net liability related to lending commitments recorded in Trading liabilities in the Consolidated Statement of Financial Condition.

(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments.  Jefferies has commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore, and has funded $314.6 million and $174.8 million, respectively.  See Note 12, Loans to and investments in associated companies for additional information regarding these investments.

Jefferies has committed to invest up to an aggregate of $139.9 million in private equity funds and in Jefferies Capital Partners LLC, which are managed by a team led by Brian P. Friedman, President of Leucadia and Chairman of the Executive Committee of Jefferies.  These commitments are as follows: (1) $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively "Fund V") of which Jefferies has funded approximately $1.0 million of its commitment to Jefferies Capital Partners LLC, leaving $4.9 million unfunded; (2) up to an aggregate of $85.0 million in Fund V, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P, of which Jefferies has funded approximately $41.2 million and $5.5 million of its commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $38.3 million unfunded in aggregate; and (3) up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P, of which it has funded approximately $38.7 million and $2.3 million of its commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $8.0 million unfunded in aggregate.

Jefferies had other equity commitments to invest up to $23.8 million in various other investments of which $2.0 million remained unfunded.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  Jefferies has $126.3 million of outstanding loan commitments to clients.

Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  At September 30, 2013, the Secured Revolving Credit Facility of $700.0 million is scheduled to mature March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  None of the aggregate principal balance has been funded and $350.0 million of our commitment remained unfunded at September 30, 2013.

Jefferies entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $21.6 million.  The fair value of the aggregate principal balance is $17.4 million, which is included in Loans to and investments in associated companies in our Consolidated Statements of Financial Condition and $4.2 million of our commitment remained unfunded.

The unfunded loan commitments to Jefferies Finance and JEP IV of $354.2 million in aggregate are unrated and included in the total unrated lending commitments presented in the table above.

Mortgage-Related Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates and mortgage-backed securities.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $3.1 million.

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

Contingencies

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies became a wholly owned subsidiary of Leucadia.  The class actions, filed on behalf of Jefferies shareholders prior to the merger transactions, name as defendants Jefferies, the members of the board of directors of Jefferies, Leucadia and, in certain of the actions, certain merger-related subsidiaries.  The New York actions were consolidated and have been stayed through pretrial discovery in deference to the Delaware actions, which also have been consolidated.  The consolidated Delaware action alleges that the Jefferies directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies for inadequate consideration pursuant to an agreement that contains improper deal protection terms.  The action also alleges breaches of fiduciary duty against Messrs. Handler and Friedman in their capacities as officers of Jefferies, and against Leucadia and Messrs. Handler, Friedman, Cumming and Steinberg, collectively, as purported controlling shareholders of Jefferies.  On September 20, 2013, the plaintiffs filed a motion for class certification.  The defendants’ motions to dismiss the Delaware action were denied.  The trial in the Delaware action is currently scheduled for June 9, 2014.  We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

As more fully discussed in the 2012 10-K, we recorded a litigation reserve of $20.0 million related to our being named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 09 Civ. 8486 (DC), in the United States District Court for the Southern District of New York.  The action arises out of another party’s obtaining default judgments against approximately 124,000 individuals in New York City Civil Court with respect to consumer debt purchased by our subsidiaries.  On July 19, 2013, the United States Court of Appeals for the Second Circuit granted the Company’s leave to appeal the District Court’s September 2012 certification decision.  No date has been set for the appeal to be heard in the Second Circuit.  In connection with the appeal, the District Court has granted a stay of the proceedings.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$831,159.5	$7,556.1	$2,974.8	$1.2	$523.0	$842,214.6
Written derivative contracts – credit related	–	–	–	1,184.0	–	1,184.0
Total derivative contracts	$831,159.5	$7,556.1	$2,974.8	$1,185.2	$523.0	$843,398.6

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Single name credit default swaps	$7.0	$–	$–	$49.5	$12.5	$–	$69.0
Index credit default swaps	1,115.0	–	–	–	–	–	1,115.0

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $347.3 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway Inc. for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of September 30, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

Stand by Letters of Credit.  At September 30, 2013, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $28.3 million, which expire within one year.  Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown do not necessarily reflect the actual future cash funding requirement.

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,303,564	$1,260,099
Jefferies Execution	3,751	3,501

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$242,273	$113,424

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 26. Other Fair Value Information

Our principal financial instruments that are not recognized at fair value on a recurring basis are notes receivable from sales of assets, short-term borrowings and long-term debt.  The methods and assumptions used to estimate the fair values of these financial instruments are described below (in thousands).

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes receivable (a)	$76,861	$78,825	$46,541	$46,770

Financial Liabilities:
Short-term borrowings (b)	50,000	50,000	–	–
Long-term debt (b)	7,350,559	7,260,055	1,358,695	1,449,576

(a)
Notes receivable:  The fair values of notes receivable are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)
Short-term borrowings and long-term debt:  The fair values of short term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 27.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman ("Private Equity Related Funds").  Reflected in our Consolidated Statement of Financial Condition at September 30, 2013 are loans to and/or equity investments in Private Equity Related Funds of $80.9 million.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 24, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At September 30, 2013, Jefferies has commitments to purchase $169.6 million in agency commercial mortgage-backed securities from Berkadia.

Officers, Directors and Employees.  We have $15.5 million of loans outstanding to certain employees (none of whom is an executive officer or director of Leucadia) that are included in Other assets on the Consolidated Statements of Financial Condition at September 30, 2013.

National Beef enters into transactions with an affiliate of NBPCo Holdings, LLC (“NBPCo Holdings”) and U.S. Premium Beef, LLC (“USPB”), owners of redeemable noncontrolling interests in National Beef.  For the nine month 2013 period, sales to and purchases from the affiliate of NBPCo Holdings were $20.1 million and $7.0 million, respectively, and for the nine month 2012 period, sales to and purchases from the affiliate of NBPCo Holdings were $62.2 million and $15.1 million, respectively.  We believe these transactions are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  During each of the nine month periods ended September 30, 2013 and 2012, National Beef obtained approximately 20% of its cattle requirements through USPB.  At September 30, 2013, amounts due from and payable to these related parties were not significant.

Note 28.  Discontinued Operations

A summary of the results of discontinued operations for the three and nine month periods ended September 30, 2012 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues:
Oil and gas drilling services	$27,260	$95,674
Investment and other income	466	4,582
	27,726	100,256
Expenses:
Direct operating expenses – oil and
gas drilling services	23,467	79,143
Compensation and benefits	797	3,657
Depreciation and amortization	4,599	14,740
Selling, general and other expenses	2,154	7,385
	31,017	104,925
Loss from discontinued operations
before income taxes	(3,291)	(4,669)
Income tax provision (benefit)	357	(1,638)
Loss from discontinued operations
after income taxes	$(3,648)	$(3,031)

Income from discontinued operations for the 2012 periods also reflects distributions of $5.7 million from the Company’s subsidiary, Empire Insurance Company (“Empire”), which has been undergoing a voluntary liquidation, was classified as a discontinued operation in 2001 and was written-off based on its expected future cash flows at that time.  In October 2013, the Company sold Empire for cash consideration of $3.2 million, subject to certain post closing working capital adjustments.

Gain (loss) on disposal of discontinued operations for the 2012 periods includes a pre-tax gain of $12.2 million ($7.9 million after taxes) from the sale of the Company’s small Caribbean-based telecommunications provider and a pre-tax loss of $19.3 million ($12.6 million after taxes) related to the sale of Keen Energy Services, LLC, which closed in October 2012.

Results of discontinued operations for the 2013 periods were not significant.  During the third quarter of 2013, the Company sold a small power production business and recorded a pre-tax gain on sale of discontinued operations of $6.4 million ($4.2 million after taxes) for the 2013 periods.

Note 29.  Segment Information

As discussed above, Jefferies became our wholly-owned subsidiary in March 2013, and constitutes our investment banking & capital markets segment.  As of September 30, 2013, Jefferies comprised $38.8 billion of our consolidated assets of $45.5 billion.  The primary measure of segment operating results and profitability is income (loss) from continuing operations before income taxes.  Certain information concerning our segments for the three and nine month periods ended September 30, 2013 and 2012 is presented in the following table (in thousands).

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012
Net Revenues:
Beef Processing Services	$1,921,017	$1,909,358	$5,630,882	$5,615,003
Investment Banking & Capital Markets	502,766	–	1,154,275	–
Domestic Real Estate	2,960	3,474	10,975	10,304
Medical Product Development	113	81	333	280
Other Operations	119,440	115,649	344,840	339,312
Corporate	18,780	188,358	455,676	757,239
Total consolidated net revenues	$2,565,076	$2,216,920	$7,596,981	$6,722,138

Income (loss) from continuing operations before
income taxes and income related to
associated companies:
Beef Processing Services	$48,313	$41,959	$55,085	$71,299
Investment Banking & Capital Markets	9,119	–	86,722	–
Domestic Real Estate	(3,701)	(4,217)	(4,172)	(7,399)
Medical Product Development	(8,079)	(11,254)	(26,122)	(32,559)
Other Operations	(21,462)	4,880	(39,019)	11,274
Corporate	(21,673)	140,193	293,440	571,554
Total consolidated income from
continuing operations before income
taxes and income related to
associated companies	$2,517	$171,561	$365,934	$614,169

Depreciation and amortization expenses:
Beef Processing Services	$22,250	$20,803	$65,838	$61,868
Investment Banking & Capital Markets	20,679	–	39,613	–
Domestic Real Estate	926	897	2,695	2,640
Medical Product Development	217	206	652	629
Other Operations	5,396	8,241	17,675	27,627
Corporate	1,878	3,385	8,048	16,521
Total consolidated depreciation and
amortization expenses	$51,346	$33,532	$134,521	$109,285

In the nine month 2013 period, corporate net securities gains include a gain of $227.6 million resulting from the sale of our investment in the common shares of Inmet.  In the three and nine month 2012 periods, corporate net securities gains include gains of $125.8 million and $543.7 million, respectively, resulting from the sale of a portion of our investment in the common shares of Fortescue Metals Group Ltd (“Fortescue”).

Other operations includes pre-tax losses of $31.5 million and $8.1 million for the three month periods ended September 30, 2013 and 2012, respectively, and $59.3 million and $23.4 million for the nine month periods ended September 30, 2013 and 2012, respectively, for the investigation and evaluation of various energy industry projects.  There were no significant operating revenues associated with these activities.

Depreciation and amortization expenses for other operations include amounts classified within Cost of sales and Selling, general and other expenses in the Consolidated Statements of Operations.

Interest expense classified as a component of Net revenues relates to the investment banking & capital markets segment.  For the three and nine month 2013 periods, interest expense classified as Expenses was primarily comprised of beef processing services ($2.9 million and $9.4 million, respectively) and corporate ($14.1 million and $50.1 million, respectively).  For the three and nine month 2012 periods, interest expense classified as Expenses was primarily comprised of beef processing services ($3.0 million and $9.3 million, respectively) and corporate ($18.1 million and $62.0 million, respectively).

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

Liquidity and Capital Resources

Jefferies Acquisition

On March 1, 2013, Jefferies became one of our wholly-owned subsidiaries.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio"), an aggregate of approximately 119,363,000 of our common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  In addition, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or restricted stock units of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.  We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) now will convert into our common shares.  As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.62 per common share.

The Jefferies acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price ($4,770.6 million) equaled the sum of the fair value of our common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by us and the redemption value of the new series of preferred shares issued at closing, which represents its fair value.  The fair values of the Jefferies common stock owned by us and the common shares and employee stock based awards issued were determined by using market prices at closing.

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

Corporate Liquidity

We are a holding company whose assets principally consist of the stock of direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities.  In addition to cash and cash equivalents, we consider investments classified as available for sale securities as being generally available to meet our liquidity needs.  Securities classified as available for sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of September 30, 2013, the sum of these amounts aggregated $6.4 billion.  However, since $4.2 billion of this amount is pledged as collateral pursuant to various agreements, is held by subsidiaries with outstanding debt (including Jefferies), or by subsidiaries that are party to agreements that restrict our ability to use the funds for other purposes, we do not consider those amounts to be available to meet corporate liquidity needs.  The $2.2 billion that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt and corporate overhead expenses.  In addition, maintaining significant structural liquidity and a stable source of reliable secured financing is a critical component of Jefferies operations.  Jefferies maintains its own liquidity and access to funding in the capital markets, has its own credit rating and issues debt securities.  See below for more information and analysis on Jefferies liquidity.

At December 31, 2012, we owned 11,042,413 common shares of Inmet, which represented approximately 15.9% of Inmet’s outstanding shares.  Pursuant to a tender and exchange offer by First Quantum in March 2013, we exchanged our Inmet shares for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  First Quantum is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: FM).  During the nine months ended September 30, 2013, we sold 8,288,613 First Quantum shares for aggregate net cash proceeds of $153.8 million.

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

In connection with the Jefferies acquisition, we indicated our intention to continue to pay dividends at the annual rate of $0.25 per common share, but on a quarterly basis following closing of the Jefferies acquisition.  On October 29, 2013, the Board of Directors declared a fourth quarterly dividend of $0.0625 per share, payable on December 27, 2013 to shareholders of record on December 16, 2013.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At September 30, 2013, we had outstanding 364,566,638 common shares and 14,233,660 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 378,800,298 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of October 23, 2013, we are authorized to repurchase 25,000,000 common shares.

In September 2013, National Beef’s credit facility was amended and restated to increase the term loan to $375.0 million, increase the revolving credit facility to $300.0 million, extend the maturity to October 2018 and reduce the term loan’s required quarterly principal payments.  The amended credit facility contains a minimum tangible net worth covenant, but does not contain the numerical covenants requiring certain leverage and fixed charge ratios that were in the previous agreement.

In October 2013, the Company sold $750.0 million principal amount of its newly authorized 5 ½% Senior Notes due 2023 at an issue price of 98.641% and $250.0 million principal amount of its newly authorized 6.625% Senior Notes due 2043 at an issue price of 98.781%; gross proceeds aggregated $986.8 million.

In October 2013, the Company purchased convertible notes issued by Linkem for $33.2 million.  If converted, the Company would own approximately 46% of Linkem’s common equity.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at September 30, 2013 (dollars in thousands):

Total equity	$10,101,353
Less, investment in Jefferies	(5,171,284)
Equity excluding Jefferies	4,930,069
Less, our two largest investments:
National Beef	(928,596)
Premier Entertainment	(225,909)
Equity in a stressed scenario	3,775,564
Less, net deferred tax asset excluding Jefferies amount	(1,285,893)
Equity in a stressed scenario less net deferred tax asset	$2,489,671
Balance sheet amounts:
Available liquidity, per above	$2,197,643
Parent company debt (see Note 17 of Notes to Interim
Consolidated Financial Statements)	$553,810
Ratio of parent company debt to stressed equity:
Maximum	.50	x
Actual, equity in a stressed scenario	.15	x
Actual, equity in a stressed scenario excluding net deferred tax asset	.22	x
Ratio of available liquidity to parent company debt:
Minimum	1.0	x
Actual	4.0	x

In addition, management has indicated that our largest single investment will be not more than 20% of equity excluding Jefferies (currently National Beef), and that the next largest investment will be no more than 10% of equity excluding Jefferies, in each case measured at the time such investment was made.  The ratio of parent company debt to stressed equity excluding the net deferred tax asset will exceed the maximum once the Senior Notes sold in October 2013 are included in the calculation.  However, as these notes were issued, in part, to provide funds for notes maturing over the next two years it is considered to be a temporary situation that will not impact our credit ratings.

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

Jefferies Bache, LLC (Jefferies U.S. futures commission merchant) and Jefferies Bache Limited (Jefferies U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades.  Jefferies LLC (a U.S. broker-dealer), under SEC Rule 15c3-3, and Jefferies Bache, LLC, under CFTC Regulation 1.25, are required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.  Jefferies is required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity.  Similar requirements exist with respect to Jefferies U.K.-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer).  Customer funds received are separately segregated and “locked-up” apart from Jefferies funds.  If Jefferies rehypothecates customer securities, that activity is conducted only to finance customer activity.  Additionally, Jefferies does not lend customer cash to counterparties to conduct securities financing activity (i.e., Jefferies does not lend customer cash to reverse in securities).  Further, Jefferies has no customer loan activity in Jefferies International Limited and does not have any European prime securities operations.  In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of operations.  Jefferies does not transfer U.S. customer assets to its U.K. entities.

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

Of Jefferies total trading assets, approximately 77% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets consisting of bank loans and investments are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At September 30, 2013, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are 3% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end since acquisition for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

Securities purchased under agreements to resell
Period end	$4,421
Month end average	4,940
Maximum month end	6,007

Securities sold under agreements to repurchase
Period end	$10,864
Month end average	13,191
Maximum month end	16,502

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

Liquidity Management

The key objectives of Jefferies liquidity management framework are to support the successful execution of business strategies while ensuring sufficient liquidity through the business cycle and during periods of financial distress.  The liquidity management policies are designed to mitigate the potential risk that adequate financing may not be accessible to service financial obligations without material franchise or business impact.

The principal elements of Jefferies liquidity management framework are the Contingency Funding Plan, the Cash Capital Policy and the assessment of Maximum Liquidity Outflow.

Contingency Funding Plan.  The Jefferies Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements; (d) liquidity outflows related to possible credit downgrade; (e) lower availability of secured funding; (f) client cash withdrawals; (g) the anticipated funding of outstanding investment and loan commitments; and (h) certain accrued expenses and other liabilities and fixed costs.

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statement of Financial Condition at September 30, 2013 (in thousands):

		Average Balance
		Third Quarter
	Actual	2013 (1)
Cash and cash equivalents:
Cash in banks	$938,881	$667,573
Money market investments	3,180,215	2,060,530
Total cash and cash equivalents	4,119,096	2,728,103

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,144,643	1,131,011
Other (3)	309,966	599,785
Total other sources	1,454,609	1,730,796

Total cash and cash equivalents and other liquidity sources	$5,573,705	$4,458,899

(1)	Average balances are calculated based on weekly balances.
(2)
Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 77% of inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statement of Financial Condition at September 30, 2013 (in thousands):

	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,855,353	$247,657
Corporate debt securities	1,635,239	80,858
U.S. Government, agency and municipal securities	1,982,405	300,368
Other sovereign obligations	1,916,695	823,445
Agency mortgage- and asset-backed securities (1)	3,012,398	–
Physical commodities	110,915	–

	$10,513,005	$1,452,328

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

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 87% of repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of the total repo activity that is eligible for central clearing reflects the high quality and liquid composition of trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.

A significant portion of the financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $195.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at September 30, 2013.  Of the $195.0 million aggregate notes, $75.0 million matures in December 2013, $60.0 million matures in November 2014 and $60.0 million matures in February 2015, bearing interest at a spread over one month LIBOR.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of September 30, 2013, short-term borrowings as bank loans totaled $50.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily bank loans since the Jefferies acquisition were $34.0 million.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at September 30, 2013 is $5.8 billion, which excludes $295.0 million of outstanding borrowings under a long-term revolving Credit Facility.  Jefferies long-term debt has an average maturity exceeding 9 years, excluding the Jefferies Credit Facility.  Jefferies next scheduled maturity is the $250.0 million 5.875% Senior Notes that mature in June 2014.

The Jefferies Credit Facility is a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million, with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited.  The facility terminates on August 26, 2014.  Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain subsidiaries to maintain specified levels of regulated capital.  Jefferies is currently in compliance with the facility and expects to remain in compliance in both the near term and long term given current liquidity, anticipated additional funding requirements and profitability expectations.

Jefferies long-term debt ratings as of October 2013 are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $43.5 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,303,564	$1,260,099
Jefferies Execution	3,751	3,501

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$242,273	$113,424

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

Contractual Obligations and Commitments

As a result of the acquisition of Jefferies, our consolidated cash obligations and commitments disclosed in our 2012 10-K have increased.  The table below provides information about Jefferies commitments related to debt obligations, investments and derivative contracts.  The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$–	$258.4	$893.9	$856.9	$4,042.2	$6,051.4
Senior secured revolving credit facility	–	295.0	–	–	–	295.0
Interest payment obligations on senior notes	82.4	322.4	595.4	512.0	1,642.5	3,154.7
	82.4	875.8	1,489.3	1,368.9	5,684.7	9,501.1

Commitments and guarantees:
Equity commitments	0.3	1.7	7.2	0.8	444.8	454.8
Loan commitments	4.2	7.6	354.7	114.0	–	480.5
Mortgage-related commitments	507.1	213.2	796.2	–	–	1,516.5

Forward starting reverse repos and repos	848.8	–	–	–	–	848.8
Derivative contracts:
Derivative contracts - non credit related	831,159.5	7,556.1	2,974.8	1.2	523.0	842,214.6
Derivative contracts - credit related	–	–	–	1,184.0	–	1,184.0
	832,519.9	7,778.6	4,132.9	1,300.0	967.8	846,699.2
	$832,602.3	$8,654.4	$5,622.2	$2,668.9	$6,652.5	$856,200.3

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

At September 30, 2013, Jefferies did not have any commitments to purchase assets from its securitization vehicles.  Jefferies held $465.1 million of mortgage-backed securities issued by VIEs for which it was initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition at September 30, 2013.  For additional information regarding VIEs, see Note 9, Securitization Activities and Note 11, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, Jefferies liability for unrecognized tax benefits has been excluded from the above contractual obligations table.  See Note 22, Income Taxes, in our consolidated financial statements for further information.

Consolidated Statements of Cash Flows

Net cash of $938.7 million and $263.1 million was provided by operating activities in the nine month 2013 and 2012 periods, respectively.  The change in operating cash flows reflects interest payments received from a subsidiary of Fortescue in 2012 ($202.2 million, net of withholding taxes in 2012; the note was redeemed in the fourth quarter of 2012) and premiums paid to redeem debt in 2012.  In 2013, operating cash flows reflect funds generated by Jefferies of $1,052.4 million.  In 2013, operating cash flows also reflect greater bonus payments under the Company’s Senior Executive Annual Incentive Bonus Plan and lower interest payments related to parent company debt.  National Beef generated funds of $19.1 million and $132.3 million during the 2013 and 2012 periods, respectively; gaming entertainment generated funds of $20.6 million and $18.7 million during the 2013 and 2012 periods, respectively; manufacturing generated funds of $17.2 million and $14.8 million during the 2013 and 2012 periods, respectively; and discontinued operations generated funds of $25.0 million during 2012.  Funds used by Sangart, a development stage company, decreased to $27.2 million during the 2013 period from $29.7 million during the 2012 period.  For the period ended September 30, 2013, distributions from associated companies principally include earnings distributed by Berkadia ($43.5 million), the Garcadia companies ($18.9 million) and Jefferies related parties ($28.3 million).  For the period ended September 30, 2012, distributions from associated companies principally include earnings distributed by Berkadia ($27.1 million), Jefferies ($4.4 million), JHYH ($5.2 million), Mueller ($23.9 million) and the Garcadia companies ($13.1 million).

Net cash of $4,395.6 million and $929.9 million was provided by investing activities in the nine month 2013 and 2012 periods, respectively.  Cash acquired upon acquisition of Jefferies was $3,018.0 million in 2013.  In 2012, acquisitions, net of cash acquired, relates to the Company’s acquisition of certain assets of a lightweight netting business. Loans to and investments in associated companies include $38.4 million for the Garcadia companies, $26.2 million for Linkem and $1,133.8 million for Jefferies related parties in 2013.  Capital distributions and loan repayment from associated companies include the Garcadia companies ($11.7 million) and Jefferies related parties ($1,363.8 million) in 2013.  Capital distributions and loan repayment from associated companies include Berkadia ($35.0 million), Mueller ($406.5 million), Jefferies ($8.7 million) and the Garcadia companies ($10.0 million) in 2012.

Net cash of $1,066.7 million and $589.4 million was used for financing activities in the nine month 2013 and 2012 periods, respectively.  Issuance of debt primarily reflects borrowings by National Beef under its bank credit facility ($106.8 million) and increases in Jefferies debt ($825.0 million).  Reduction of debt for 2013 includes $94.5 million and $307.4 million, respectively, on the maturity of the Company’s 7 ¾% Senior Notes and the Company’s 7% Senior Notes, $75.9 million related to National Beef’s debt, $685.0 million related to Jefferies debt and the decrease in repurchase agreements of $391.7 million.  Reduction of debt for 2012 includes the redemption of $423.1 million principal amount of the Company’s 7 1/8% Senior Notes due 2017 and $88.2 million principal amount of the Company’s 8.65% Junior Subordinated Deferrable Interest Debentures due 2027, the decrease in repurchase agreements of $23.2 million and $34.9 million of repayments under National Beef’s term loans.

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

Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and includes all future years that we estimate we will have available net operating loss carryforwards (“NOLs”) (until 2029).  We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  In addition to the reversal of deferred tax liabilities related to unrealized gains, we will need to generate approximately $4.5 billion of future U.S. pre-tax income to fully realize our net deferred tax asset.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.

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

Fair Value of Financial Instruments – Trading assets and trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election.  Trading assets and trading liabilities include Jefferies trading activities, financial instruments of other consolidated entities that are accounted for through the fair value option election and, prior to the Jefferies acquisition, trading assets include our investment in Jefferies common shares.  Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations.  Available for sale securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes.  When sold, realized gains and losses on available for sale securities are reflected in the caption Net realized securities gains.  Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.  The fair values will be based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we will utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies as of August 1 did not indicate any goodwill impairment in any of Jefferies reporting units; see Note 14, Intangible Assets, Net and Goodwill in our consolidated financial statements above for more information.

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

Results of Operations

Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  In recent years general economic conditions reduced the demand for products or services sold by our operating subsidiaries and/or resulted in reduced pricing for products or services.  The discussions below concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have had and may continue to have on each segment; however, should general economic conditions worsen we believe that all of our businesses would be adversely impacted.

Historically, our pre-tax operating results have not been predictable from period to period, principally as a result of significant gains or losses from strategic transactions that will not recur in future periods, or from investments that are accounted for under the fair value option.  The income or loss recorded on these transactions or investments are typically reflected as part of the Corporate segment, and as discussed below we had significant gains from certain investments during the third quarter of 2012 and none during the third quarter of 2013.  Jefferies results are being reflected since its acquisition on March 1, 2013.  The nature of Jefferies business does not produce predictable or necessarily recurring earnings.  We also are expensing all costs related to our investigation and evaluation of our energy industry projects, included in the Other Operations segment, and these costs increased during the third quarter of 2013 for a specific project nearing the end of its evaluation period.  While our Beef Processing segment and Manufacturing and Gaming Entertainment businesses (part of our Other Operations segment) tend to have more predictable or regular earnings, on a consolidated basis the results of these businesses is often less significant and apparent due to the impact of these other transactions and fair value accounting.

A summary of results of continuing operations for the three and nine month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012
Income (loss) from continuing operations
before income taxes and income
related to associated companies:
Beef Processing Services	$48,313	$41,959	$55,085	$71,299
Investment Banking & Capital Markets	9,119	–	86,722	–
Domestic Real Estate	(3,701)	(4,217)	(4,172)	(7,399)
Medical Product Development	(8,079)	(11,254)	(26,122)	(32,559)
Other Operations	(21,462)	4,880	(39,019)	11,274
Corporate	(21,673)	140,193	293,440	571,554
Total consolidated income from continuing
operations before income taxes and income
related to associated companies	2,517	171,561	365,934	614,169

Income related to associated companies	23,889	24,274	89,560	65,802
Total consolidated income from continuing
operations before income taxes	26,406	195,835	455,494	679,971

Income tax provision	16,183	78,890	86,258	264,176

Income from continuing operations	$10,223	$116,945	$369,236	$415,795

Beef Processing Services

A summary of results of operations for National Beef for the three and nine month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Net revenues	$1,921,017	$1,909,358	$5,630,882	$5,615,003

Expenses:
Cost of sales	1,832,907	1,830,127	5,457,475	5,430,674
Compensation and benefits	8,395	7,758	24,966	23,344
Interest	2,944	2,988	9,428	9,288
Depreciation and amortization	22,250	20,803	65,838	61,868
Selling, general and other expenses	6,208	5,723	18,090	18,530
	1,872,704	1,867,399	5,575,797	5,543,704

Income before income taxes	$48,313	$41,959	$55,085	$71,299

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the nine months of 2012 was the lowest for the corresponding periods during the past ten years and was largely unchanged during the nine months of 2013.

Revenues were largely unchanged during 2013 as compared to 2012 due primarily to slightly higher selling prices but fewer cattle processed.  Cost of sales per head increased during 2013 as compared to 2012 as cattle prices rose to record high levels, due in part to the declining U.S. cattle herd, which was exacerbated by drought conditions across key cattle raising areas in 2012.  National Beef’s profitability is primarily dependent upon the spread between what it pays for fed cattle and the price it receives for its products, along with the efficiency of its processing facilities.  In addition, National Beef’s profitability during the 2013 periods declined as compared to the comparable periods in 2012 due to the reduction in revenues and gross margin generated by the case-ready facilities, as discussed below.

As more fully discussed in the 2012 10-K, Walmart discontinued using National Beef as a provider of its case-ready products during 2013.  During 2013, National Beef’s two case-ready facilities began to operate at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities.  In connection with the reduction in the labor force, National Beef recorded charges of approximately $1.9 million during the nine month 2013 period.  National Beef is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

Investment Banking & Capital Markets

The investment banking and capital markets segment is comprised of Jefferies, which was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013 is as follows (in thousands):

		For the Period From
	For the Three Month	the Jefferies
	Period Ended	Acquisition Through
	September 30, 2013	September 30, 2013

Net revenues	$502,766	$1,154,275
Expenses:
Compensation and benefits	293,771	667,651
Floor brokerage and clearing fees	34,500	67,491
Depreciation and amortization	20,679	39,613
Selling, general and other expenses	144,697	292,798
	493,647	1,067,553

Income before income taxes	$9,119	$86,722

The segment comprises many business units, with many interactions and much integration among them.  Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services.  Jefferies business, by its nature, does not produce predictable or necessarily recurring revenues or earnings.  Jefferies results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and its own activities and positions.

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

The following provides a summary of net revenues by source for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013 (amounts in thousands):

		For the Period From
	For the Three Month	the Jefferies
	Period Ended	Acquisition Through
	September 30, 2013	September 30, 2013

Sales and trading:
Equities	$135,747	$285,219
Fixed income	34,130	248,506
Total sales and trading	169,877	533,725
Investment banking:
Capital markets:
Equities	56,482	110,046
Debt	120,187	253,901
Advisory	142,670	232,526
Total investment banking	319,339	596,473
Other	13,550	24,077

Total net revenues	$502,766	$1,154,275

Net Revenues

Net revenues for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013 reflect improved performance in Jefferies core equity sales and trading business and continued strength in its investment banking platform, particularly with respect to advisory services in Jefferies third quarter.  However, Jefferies fixed income business experienced a significant slowdown in activity and difficult trading conditions throughout the period and was negatively impacted by the change in expectations for interest rates and widening credit spreads during its third quarter.  Net revenues include unrealized losses of $16.0 million and $21.7 million, respectively, for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013, for the decline in the Knight Capital stock price during those periods.  Net revenues also include income of $24.6 million and $49.0 million, respectively, for the three month period and the period from the Jefferies acquisition through September 30, 2013 for the amortization of premiums resulting from increasing Jefferies long-term debt to fair value in connection with our acquisition of Jefferies.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance and Jefferies LoanCore, which are accounted for under the equity method, as well as any changes in the value of our investment in Knight Capital, which is accounted for at fair value.  As indicated above, equities revenues were adversely affected during the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013 by a decrease in the value of our investment in Knight Capital.  Equities revenue is heavily dependent on the overall level of trading activity of our clients.

Economic data in the U.S. continued to indicate a slow recovery during Jefferies third quarter and, towards the end of August, geopolitical concerns regarding the Middle East added volatility in the U.S. and international markets. Overall market volumes were subdued during the summer months moderating customer flow in Jefferies U.S. and European equity cash trading desks for the third quarter of 2013 although the desks benefited from certain block trading opportunities.  While stock prices during Jefferies second and third quarters of 2013 generally increased, trading volumes were low, which impacted Jefferies customer trading volumes and results.  Jefferies Securities Finance desk contributed solidly to Equities revenue for the 2013 second quarter and the performance of certain strategic investment strategies was strong.

Net earnings from Jefferies LoanCore joint venture were reflective of fewer securitizations during Jefferies third quarter of 2013 while net earnings from Jefferies Finance joint venture were strong during that period.  Net earnings from Jefferies Finance and Jefferies LoanCore joint ventures were impacted by additional interest expense on new long-term debt issued by both ventures during the second quarter of 2013.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

During Jefferies third quarter of 2013, the Treasury market experienced a steep sell-off and credit spreads widened across the U.S. fixed income markets in reaction to an anticipated decrease in Federal Reserve treasury issuances and mortgage debt purchases in future periods.  These market conditions negatively impacted Jefferies U.S. rates, corporates, U.S. mortgages and leveraged credit revenues for the quarter as the volatility made it difficult to realize net revenue from customer flow.  The volatility in interest rates also impacted the global commodities and foreign exchange markets reducing trading demand in Jefferies futures business over the period.  Additionally, the municipal bond market saw significant out flows and municipal debt yields widened appreciably, which led to an absence of new issuances during the three months ended August 31, 2013.  Within Europe, Jefferies international rates business was able to capitalize on the shifts in sovereign debt market yields over the period producing strong trading gains.

The second quarter of 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield.  However, in May 2013, the fixed income markets became concerned about a possible tapering of the quantitative easing program leading ultimately to negative returns for the six month period across nearly all of the U.S. fixed income markets.  The U.S. rates market experienced a significant sell-off in the market in May 2013, which created a challenging environment to monetize client flow.  Corporate credit spreads also compressed during the second quarter of 2013 and then subsequently widened in the third quarter resulting in a difficult trading environment and reduced liquidity.  Spreads widened for mortgage products throughout and market volatility was amplified during the period resulting in write-downs across Jefferies inventory.  Municipal securities underperformed as an asset class as investors discounted greater risk than they had previously.  During the early part of the six month period, Jefferies leverage credit business produced solid results as investors also sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market; however, the unfavorable market conditions during the latter part of the period caused writedowns in Jefferies inventory.  Additionally, foreign exchange revenues were negatively impacted by volatility in the markets.

Jefferies Europe business experienced strong trading results on market volatility and sharp shifts in yields although its international mortgage desk experienced reduced market liquidity and consequently lower levels of secondary market activity during Jefferies third quarter of 2013.

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

Investment banking revenue during the third quarter of 2013 was Jefferies second highest quarter ever, reflecting significantly higher advisory revenues on increased corporate activity.  During its third quarter of 2013, Jefferies completed 137 public and private debt financings that raised $49.7 billion in aggregate, as companies took advantage of low borrowing costs and Jefferies completed 35 public equity financings that raised $8.0 billion (30 of which Jefferies acted as sole or joint bookrunner).  During the third quarter of 2013, Jefferies financial advisory revenues totaled $142.7 million, including fees from 42 merger and acquisition transactions where Jefferies served as financial advisor.

For the six month 2013 period, Jefferies completed 73 public equity financings that raised $16.4 billion (63 of which Jefferies acted as sole or joint bookrunner).  Debt capital market revenues resulted from 275 public and private debt financing transactions that raised $104.0 billion.  Jefferies financial advisory revenue was $232.5 million, including fees from 75 merger and acquisition transactions where Jefferies served as financial advisor.

Compensation and Benefits

Included within compensation and benefits expense are share-based amortization expense for senior executive awards, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $64.5 million and $133.3 million, respectively, for the three months ended September 30, 2013 and the period from the date of the Jefferies acquisition through September 30, 2013.  Compensation and benefits as a percentage of Jefferies Net revenues was 58.4% and 57.8%, respectively, for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013.

Non-Compensation Expenses

Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, depreciation and amortization expense and other costs.  All of these expenses, other than floor brokerage and clearing fees and depreciation and amortization expense, are included within Selling, general and other expenses in the Consolidated Statements of Operations.  Floor brokerage and clearing expenses for the periods are reflective of the trading volumes in Jefferies fixed income and equities trading businesses, including a meaningful volume of trading by its foreign exchange business.  Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements.  Professional services expense for the periods includes the merger related expenses discussed above as well as legal and consulting fees incurred as part of implementing various regulatory requirements.

Non-compensation expenses were $199.9 million and $399.9 million, respectively, for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013, which included $2.5 million and $11.6 million, respectively, related to legal and consulting fees incurred in connection with the acquisition of Jefferies and $8.0 million and $14.1 million, respectively, in amortization expense associated with fair value adjustments recognized due to the Jefferies acquisition.  Non-compensation expenses for the three month period and the period from the Jefferies acquisition through September 30, 2013 also reflect $12.4 million in litigation settlement costs, which include the final judgment related to Jefferies last outstanding auction rate securities legal matter.  In addition, during the period from the Jefferies acquisition through September 30, 2013, a charge of $7.3 million was recognized due to vacating certain office space.

Domestic Real Estate

A summary of results of operations for the domestic real estate segment for the three and nine month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Net revenues	$2,960	$3,474	$10,975	$10,304

Expenses:
Depreciation and amortization	926	897	2,695	2,640
Other operating expenses	5,735	6,794	12,452	15,063
	6,661	7,691	15,147	17,703

Loss before income taxes	$(3,701)	$(4,217)	$(4,172)	$(7,399)

Operating expenses include impairment charges for a real estate project for the three and nine month 2013 periods of $1.6 million and for various real estate projects for the three and nine month 2012 periods of $3.6 million and $4.0 million, respectively.  Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment’s operating properties, the current status of our real estate development projects and non-recurring gains or losses recognized when real estate assets are sold.  As a result, pre-tax results for this segment for any particular period are not predictable and do not follow any consistent pattern.

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

Medical Product Development

A summary of results of operations for Sangart for the three and nine month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Net revenues	$113	$81	$333	$280

Expenses:
Compensation and benefits	4,084	4,362	12,892	12,970
Depreciation and amortization	217	206	652	629
Selling, general and other expenses	3,891	6,767	12,911	19,240
	8,192	11,335	26,455	32,839

Loss before income taxes	$(8,079)	$(11,254)	$(26,122)	$(32,559)

Sangart’s selling, general and other expenses include research and development costs of $1.7 million and $6.5 million for the three and nine month periods ended September 30, 2013, respectively, and $4.7 million and $12.3 million for the three and nine month periods ended September 30, 2012, respectively.  The reduction in research and development costs in 2013 principally reflects the completion in the fourth quarter of 2012 of certain clinical trials of MP4OX and MP4CO, which had been enrolling patients during the first half of last year.

In October 2013, the Company concluded that it would no longer continue to fund Sangart’s research and development activities, and commenced an orderly shut-down of its operations.  The Company estimates future expenses related to Sangart’s final operating activities and shut-down costs are approximately $15.0 million, which are likely to be recorded during the fourth quarter of 2013.

Other Operations

A summary of results of operations for other operations for the three and nine month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Net revenues	$119,440	$115,649	$344,840	$339,312

Expenses:
Cost of sales	69,256	54,706	196,802	157,903
Compensation and benefits	5,590	6,973	17,278	20,847
Depreciation and amortization	3,330	5,081	10,431	18,924
Selling, general and other expenses	62,726	44,009	159,348	130,364
	140,902	110,769	383,859	328,038

Income (loss) before income taxes	$(21,462)	$4,880	$(39,019)	$11,274

Other operations include manufacturing, gaming entertainment, energy industry projects and, until it was distributed to shareholders in February 2013, winery operations conducted by Crimson.  Amounts for Crimson for the nine month periods ended September 30, 2013 and 2012 include revenues of $9.0 million and $34.7 million, respectively, and pre-tax profits of $1.5 million and $4.7 million, respectively.  Amounts for Crimson for the three month period ended September 30, 2012 include revenues of $12.7 million and pre-tax profits of $2.6 million.

For the three and nine month periods ended September 30, 2013, revenues for manufacturing were $84.5 million and $239.3 million, respectively, and for gaming entertainment were $30.7 million and $89.1 million, respectively.  For the three and nine month periods ended September 30, 2012, revenues for manufacturing were $66.7 million and $192.0 million, respectively, and for gaming entertainment were $30.3 million and $92.0 million, respectively.

For the three and nine month periods ended September 30, 2013, depreciation and amortization expenses for manufacturing were $3.2 million and $9.9 million, respectively, and for gaming entertainment were $2.0 million and $6.1 million, respectively.  For the three and nine month periods ended September 30, 2012, depreciation and amortization expenses for manufacturing were $3.2 million and $8.5 million, respectively, and for gaming entertainment were $2.3 million and $10.8 million, respectively.  Certain of these amounts are classified within Cost of sales and Selling, general and other expenses.

Selling, general and other expenses include direct operating expenses for gaming entertainment of $21.9 million and $64.6 million for the three and nine month 2013 periods, respectively, and $22.1 million and $67.1 million for the three and nine month 2012 periods, respectively.  Selling, general and other expenses also include $33.6 million and $61.7 million for the three and nine month 2013 periods, respectively, and $8.1 million and $23.7 million for the three and nine month 2012 periods, respectively, related to the investigation and evaluation of our energy industry projects (principally professional fees and other costs).  The change in selling, general and other expenses for the 2013 periods as compared to the 2012 periods also reflects greater legal fees and costs related to certain litigation and lower costs for the winery operations.

For the three and nine month periods ended September 30, 2013, pre-tax profits for manufacturing were $8.6 million and $22.8 million, respectively, and for gaming entertainment $5.9 million and $15.3 million, respectively.  For the three and nine month periods ended September 30, 2012, pre-tax profits for manufacturing were $5.8 million and $15.5 million, respectively, and for gaming entertainment $3.3 million and $9.3 million, respectively.

Corporate

A summary of results of operations for corporate for the three and nine month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Net revenues	$18,780	$188,358	$455,676	$757,239

Expenses:
Compensation and benefits	14,145	15,632	62,316	51,869
Interest	14,117	18,118	50,094	62,006
Depreciation and amortization	1,878	3,385	8,048	16,521
Selling, general and other expenses	10,313	11,030	41,778	55,289
	40,453	48,165	162,236	185,685

Income (loss) before income taxes	$(21,673)	$140,193	$293,440	$571,554

Net revenues for Corporate include unrealized gains (losses) on Corporate securities classified as trading assets for which the fair value option was elected.  Unrealized gains were $182.7 million for the nine month 2013 period and $29.4 million and $39.6 million for the three and nine month 2012 periods, respectively.  Net securities gains for Corporate for the three and nine month periods ended September 30, 2013 aggregated $5.0 million and $244.4 million, respectively, and $154.2 million and $581.7 million for the three and nine month periods ended September 30, 2012, respectively.  Net securities gains include a gain of $227.6 million from the sale of Inmet common shares for the nine month period ended September 30, 2013.  Net securities gains for the three and nine month periods ended September 30, 2012 include gains of $125.8 million and $543.7 million, respectively, from the sale of Fortescue common shares.

Other income increased $7.1 million in the three month 2013 period as compared to the same period in 2012 principally due to $6.4 million received in connection with the settlement of certain litigation.  Other income, which decreased $109.0 million in the nine month 2013 period as compared to the same period in 2012, principally reflects $116.8 million for the nine month 2012 period, related to a note of Fortescue’s subsidiary that was redeemed in October 2012.  Depreciation and amortization expenses include prepaid mining interest amortization related to the note of $6.9 million for the nine month period ended September 30, 2012.

The decrease in interest expense for the three and nine month 2013 periods compared to the 2012 periods primarily reflects the repurchase of certain of our debt securities during the first quarter of 2012 and the maturity of certain debt during the third quarter of 2013.

For the nine month 2013 period, compensation and benefits includes accrued incentive bonus expense of $14.5 million, of which $6.1 million related to the Company’s Senior Executive Annual Incentive Bonus Plan.  Amounts for the three month 2013 period were not significant.  For the three and nine month periods ended September 30, 2012, compensation and benefits includes accrued incentive bonus expenses of $7.4 million and $25.2 million, respectively, of which $4.9 million and $17.8 million, respectively, related to the Company’s Senior Executive Annual Incentive Bonus Plan.  Bonus accruals under the Senior Executive Annual Incentive Bonus Plan are based on a percentage of pre-tax profits as defined in the plan.  Other Corporate incentive bonuses are discretionary and not determined based on any mathematical formula.  In addition, compensation and benefits for the nine month period ended September 30, 2013 includes an accrual of $8.2 million related to retention agreements with certain executive officers.

Share-based compensation expense relating to grants made under our senior executive warrant plan and the fixed stock option plan was $2.6 million and $7.3 million for the three and nine month 2013 periods, respectively, and $3.4 million and $10.6 million for the three and nine month 2012 periods, respectively.  Share-based compensation expense related to restricted stock awards was $4.4 million and $8.7 million for the three and nine month 2013 periods.

Selling, general and other expenses for the nine month 2013 period include costs related to the acquisition of Jefferies of $7.0 million and consent fees of $2.3 million paid to amend a covenant in our senior note indenture to permit additional borrowings by Material Subsidiaries, as defined.  Selling, general and other expenses include expenses related to the repurchase of certain of our debt securities of $24.0 million for the nine month 2012 period.

Income Taxes

For the nine months ended September 30, 2013, the provision for income taxes includes a charge of $12.3 million to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition.  For the three and nine months ended September 30, 2013, the provisions for income taxes include $1.8 million and $43.8 million, respectively, for state and foreign income taxes.  For the three and nine months ended September 30, 2012, the provisions for income taxes include $1.1 million and $12.2 million, respectively, for foreign taxes principally related to interest on the FMG Note and $11.8 million and $22.2 million, respectively, for state income taxes.

As discussed above, we elected the fair value option for our investment in Jefferies for periods prior to the Jefferies acquisition in March 2013.  As of December 31, 2012, we had recorded a deferred tax liability related to our investment in Jefferies of $33.0 million.  For the nine month period ended September 30, 2013, the income tax provision includes the reversal of that deferred tax liability.  In addition, no net income tax provision was recorded for income related to the fair value option for Jefferies for the nine month period ended September 30, 2013; as a result the impact on the tax provision was a benefit of $65.2 million.

Associated Companies

Income (losses) related to associated companies for the three and nine month periods ended September 30, 2013 and 2012 includes the following (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2013	2012	2013	2012

Berkadia	$18,283	$12,221	$67,714	$26,451
Garcadia companies	11,329	8,506	31,444	25,488
Linkem	(7,040)	(6,040)	(20,562)	(14,308)
HomeFed	283	639	(313)	77
Brooklyn Renaissance Plaza	934	1,115	1,929	3,096
JHYH	–	9,092	7,178	23,365
Other	100	(1,259)	2,170	1,633

Total	$23,889	$24,274	$89,560	$65,802

For the nine month period ended September 30, 2013, our share of Berkadia’s income includes an out of period adjustment of $16.4 million to record income related to prior periods.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; recent changes in our key executives could cause our investments to be less successful than in the past; economic downturns, including a downgrade of the U.S. credit rating and Europe’s debt crisis, or a recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to replace Walmart’s case ready business; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; increases in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding, regulatory approvals and purchase commitments from third parties to develop large scale energy projects; the inability of Sangart to obtain significant funding for medical product development and clinical trial activities; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation under the Dodd-Frank Act on Jefferies; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; and liability associated with legal proceedings.  For additional information see Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, incorporated herein by reference.

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

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for overall trading positions, excluding Investments at fair value, trade claims and defaulted bonds, using the past 365 days of historical data.  The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories.  Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.  The following table illustrates the VaR for each component of market risk (in millions).

	Daily VaR (1)
	Value-at-Risk In Trading Portfolios

	VaR as of				VaR as of
	August 31,	Daily VaR for the Three Months Ended			May 31,	Daily VaR for the Three Months Ended
Risk Categories	2013	August 31, 2013			2013	May 31, 2013
		Average	High	Low		Average	High	Low
Interest Rates	$4.78	$5.68	$7.44	$4.07	$3.80	$4.57	$6.48	$3.68
Equity Prices	4.57	5.96	8.06	4.51	6.53	6.25	9.10	3.85
Currency Rates	0.51	0.64	1.51	0.13	1.39	1.12	2.07	0.16
Commodity Prices	1.61	0.87	1.61	0.46	0.87	1.07	1.70	0.37
Diversification Effect (2)	(2.82)	(2.13)	N/A	N/A	(2.23)	(4.24)	N/A	N/A
Firmwide	$8.65	$11.02	$14.94	$7.55	$10.36	$8.77	$12.20	$6.00

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

Our average daily VaR increased to $11.02 million for the three months ended August 31, 2013 from $8.77 million for the three months ended May 31, 2013, primarily reflecting a decrease in the diversification benefit across risk categories and an increase in interest rates risk resulting from an increase in interest rate levels and volatility.  This increase was partially offset by lower equity price risk as we reduced our Knight Capital position and lower currency rates risk.  Excluding the investment in Knight Capital, the average VaR for the three months ended August 31, 2013 and May 31, 2013 was $7.24 million and $5.77 million, respectively.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2013 (in thousands):

10% Sensitivity

Private investments	$13,150
Corporate debt securities in default	9,474
Trade claims	3,970

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended August 31, 2013, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.  Exclusive of the Knight Capital position, there were no days when the net trading loss exceeded the 95% one day VaR.

For the three months ended August 31, 2013, there were 18 days with trading losses out of a total of 64 trading days in the period.  Excluding the impact of Principal transaction revenue from Jefferies position in Knight Capital, there were 11 days with trading losses in the three months ended August 31, 2013.

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

Jefferies employs a Credit Risk Framework, which is responsible for identifying credit risks throughout its operating businesses, establishing counterparty limits and managing and monitoring those credit limits.   Jefferies framework includes:

•	defining credit limit guidelines and credit limit approval processes;
•	providing a consistent and integrated credit risk framework across the enterprise;
•	approving counterparties and counterparty limits with parameters set by its Risk Management Committee;
•	negotiating, approving and monitoring credit terms in legal and master documentation;
•	delivering credit limits to all relevant sales and trading desks;
•	maintaining credit reviews for all active and new counterparties;
•	operating a control function for exposure analytics and exception management and reporting;
•	determining the analytical standards and risk parameters for on-going management and monitoring of global credit risk books;
•	actively managing daily exposure, exceptions, and breaches;
•	monitoring daily margin call activity and counterparty performance (in concert with the Margin Department); and
•	setting the minimum global requirements for systems, reports, and technology.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables below are for amounts included in our Consolidated Statement of Financial Condition at September 30, 2013 (in millions).

Counterparty Credit Exposure by Credit Rating

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

AAA Range	$–	$–	$0.2	$0.2	$3,180.2	$3,180.4
AA Range	–	91.3	8.8	100.1	106.2	206.3
A Range	–	348.2	77.3	425.5	897.2	1,322.7
BBB Range	–	33.4	7.6	41.0	1.5	42.5
BB or Lower	37.6	137.9	8.7	184.2	–	184.2
Unrated	66.7	–	23.7	90.4	–	90.4
Total	$104.3	$610.8	$126.3	$841.4	$4,185.1	$5,026.5

Counterparty Credit Exposure by Region

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

Asia/Latin America/Other	$14.7	$32.4	$2.1	$49.2	$181.0	$230.2
Europe	–	164.0	61.5	225.5	517.1	742.6
North America	89.6	414.4	62.7	566.7	3,487.0	4,053.7
Total	$104.3	$610.8	$126.3	$841.4	$4,185.1	$5,026.5

Counterparty Credit Exposure by Industry

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

Asset Managers	$–	$6.4	$0.7	$7.1	$3,180.2	$3,187.3
Banks, Broker-dealers	–	311.9	82.5	394.4	1,004.9	1,399.3
Commodities	–	44.5	11.3	55.8	–	55.8
Other	104.3	248.0	31.8	384.1	–	384.1
Total	$104.3	$610.8	$126.3	$841.4	$4,185.1	$5,026.5

For additional information regarding credit exposure to OTC derivative contracts, see Note 7, Derivative Financial Instruments, in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  We define country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top ten exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statement of Financial Condition at September 30, 2013 (in millions):

	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$298.4	$(141.1)	$(53.0)	$–	$52.8	$27.4	$399.2	$184.5	$583.7
Canada	109.5	(64.3)	9.7	–	101.3	4.2	3.8	160.4	164.2
Luxembourg	74.8	(8.0)	1.4	–	2.8	–	66.1	71.0	137.1
Germany	321.5	(284.6)	19.8	–	57.1	16.3	3.0	130.1	133.1
Italy	871.9	(717.0)	(28.7)	–	1.1	0.2	–	127.5	127.5
Spain	342.9	(197.8)	(32.7)	–	2.1	0.2	1.1	114.7	115.8
Hong Kong	9.4	(4.2)	–	–	–	–	108.3	5.2	113.5
France	341.6	(244.0)	(20.6)	–	14.1	9.0	–	100.1	100.1
Belgium	65.1	(64.7)	19.6	–	0.3	–	41.1	20.3	61.4
India	12.5	(4.8)	(0.5)	–	0.6	–	35.5	7.8	43.3
Total	$2,447.6	$(1,730.5)	$(85.0)	$–	$232.2	$57.3	$658.1	$921.6	$1,579.7

The largest components of Jefferies exposure to Italy is a net exposure of $136.5 million to Italian sovereign debt, which are actively traded as a portfolio of Italian government bonds.  The largest components of Jefferies exposure to Spain is a net exposure of $90.0 million to structured products issued by Spanish entities and a net exposure of $29.9 million to Spanish sovereign debt, which are actively traded as a portfolio of Spanish government bonds.  The structured products are backed by a variety of collateral types, with substantially all of the securities classified within Level 2 of the fair value hierarchy.  For additional information, refer to the table on the following pages representing Jefferies average exposure for the quarter to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain by maturity category.

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was a net long position of $171.8 million.

The table below reflects not only exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain but also includes exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at September 30, 2013.  This table is presented in a manner consistent with how Jefferies Risk Management views and monitors these exposures as part of its risk management framework.  Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries.  Accordingly, issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure.  While the economic derivative hedges are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges.  Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security.  Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist.  Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.  Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

(In millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned - Debt securities
Greece	$–	(4)	$3.5	$0.5	(4)	$–	$4.0
Ireland	9.6	(4)	20.2	18.6	(4)	–	48.4
Italy	828.4	(4)	12.7	21.8	(4)	9.0	871.9
Portugal	1.0	(4)	2.4	4.4	(4)	–	7.8
Spain	194.3	(4)	22.2	36.4	(4)	90.0	342.9
Total fair value of long debt securities (1)	1,033.3		61.0	81.7		99.0	1,275.0

Financial instruments sold - Debt securities
Greece	–	(4)	2.5	0.6	(4)	–	3.1
Ireland	3.4	(4)	9.7	2.4	(4)	–	15.5
Italy	691.9	(4)	12.5	12.6	(4)	–	717.0
Portugal	1.8	(4)	0.4	–	(4)	–	2.2
Spain	164.4	(4)	8.9	24.5	(4)	–	197.8
Total fair value of short debt securities (2)	861.5		34.0	40.1		–	935.6

Total net fair value of debt securities	171.8		27.0	41.6		99.0	339.4

Derivative contracts - long notional exposure
Greece	–		0.2	0.5		–	0.7
Ireland	–		7.7	–		–	7.7
Italy	78.5	(5)	0.1	0.1		–	78.7
Portugal	–		–	–		–	–
Spain	–		0.3	5.8		–	6.1
Total notional amount - long (6)	78.5		8.3	6.4		–	93.2

Derivative contracts - short notional exposure
Greece	–		0.5	–		–	0.5
Ireland	–		50.5	2.4		–	52.9
Italy	83.2	(5)	3.7	20.6		–	107.5
Portugal	–		–	–		–	–
Spain	–		6.3	32.5		–	38.8
Total notional amount - short (6)	83.2		61.0	55.5		–	199.7

Total net derivative notional exposure (3)	(4.7)		(52.7)	(49.1)		–	(106.5)

Total net exposure to select European countries	$167.1		$(25.7)	$(7.5)		$99.0	$232.9

(1)	Long securities represent the fair value of debt securities and are presented within Trading assets.
(2)	Short securities represent the fair value of debt securities sold short and are presented within Trading liabilities on the face of the Consolidated Statement of Financial Condition.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
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

(5)	These positions are comprised of bond futures executed on exchanges outside Italy.
(6)	See further information regarding derivatives on the tables following.

(In millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Financial instruments owned:
Long sovereign debt securities (1)	$–	$9.6	$828.4	$1.0	$194.3	$1,033.3
Long non-sovereign debt securities (1)	4.0	38.8	43.5	6.8	148.6	241.7
Total long debt securities	4.0	48.4	871.9	7.8	342.9	1,275.0

Trading liabilities, financial instruments sold, not yet purchased:
Short sovereign debt securities	–	3.4	691.9	1.8	164.4	861.5
Short non-sovereign debt securities	3.1	12.1	25.1	0.4	33.4	74.1
Total short debt securities	3.1	15.5	717.0	2.2	197.8	935.6

Net fair value - debt securities	0.9	32.9	154.9	5.6	145.1	339.4
Net derivatives notional amount	0.2	(45.2)	(28.8)	–	(32.7)	(106.5)

Total net exposure to select European countries	$1.1	$(12.3)	$126.1	$5.6	$112.4	$232.9

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

For the third quarter of 2013, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance

Financial instruments owned - Debt securities
Greece	$–	$–	$–
Ireland	0.5	8.8	9.3
Italy	979.8	1,078.6	2,058.4
Portugal	0.2	3.0	3.2
Spain	136.9	273.9	410.8

Total average fair value of long debt securities (1)	1,117.4	1,364.3	2,481.7

Financial instruments sold - Debt securities
Greece	–	–	–
Ireland	–	6.9	6.9
Italy	184.6	1,057.2	1,241.8
Portugal	0.2	3.6	3.8
Spain	35.8	242.2	278.0

Total average fair value of short debt securities	220.6	1,309.9	1,530.5

Total average net fair value of debt securities	896.8	54.4	951.2

Derivative contracts - long notional exposure
Greece	–	–	–
Ireland	–	–	–
Italy	–	99.7 (2)	99.7	(2)
Portugal	–	–	–
Spain	–	–	–

Total average notional amount – long	–	99.7	99.7

Derivative contracts - short notional exposure
Greece	–	–	–
Ireland	–	–	–
Italy	–	538.7	538.7
Portugal	–	–	–
Spain	–	–	–

Total average notional amount - short	–	538.7	538.7

Total average net derivative notional exposure (3)	–	(439.0)	(439.0)

Total average net exposure to select European countries	$896.8	$(384.6)	$512.2
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

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain, as reflected in our Consolidated Statement of Financial Condition at September 30, 2013.  The information is presented based on the notional amount of the contracts and the domicile of the issuer.  For credit default swaps, there is immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

(In millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long notional exposure
Credit default swaps	$–	$–	$–	$–	$–	$–
Bond future contracts	–	–	78.5	–	–	78.5
Listed equity options	0.7	7.7	0.2	–	6.1	14.7
Total notional amount - long	0.7	7.7	78.7	–	6.1	93.2

Derivative contracts - short notional exposure
Credit default swaps	–	–	19.8	–	26.4	46.2
Bond future contracts	–	–	83.3	–	–	83.3
Listed equity options	0.5	52.9	4.4	–	12.4	70.2
Total notional amount - short	0.5	52.9	107.5	–	38.8	199.7

Net derivatives notional amount	$0.2	$(45.2)	$(28.8)	$–	$(32.7)	$(106.5)

The following table provides the fair value of the above derivative contracts (in millions):

	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long fair value
Credit default swaps	$–	$–	$–	$–	$–	$–
Bond future contracts	–	–	–	–	–	–
Listed equity options	0.4	(0.2)	0.3	–	0.1	0.6
Total fair value - long	0.4	(0.2)	0.3	–	0.1	0.6

Derivative contracts - short fair value
Credit default swaps	–	–	(0.5)	–	0.1	(0.4)
Bond future contracts	–	–	–	–	–	–
Listed equity options	(0.1)	(0.5)	(0.2)	–	(0.6)	(1.4)
Total fair value - short	(0.1)	(0.5)	(0.7)	–	(0.5)	(1.8)

Net derivatives fair value	$0.5	$0.3	$1.0	$–	$0.6	$2.4

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

	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$–	$–	$–
Ireland	8.4	46.6	(38.2)
Italy	1,020.4	1,109.1	(88.7)
Portugal	1.4	0.6	0.8
Spain	179.0	261.9	(82.9)
Total	$1,209.2	$1,418.2	$(209.0)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Collateral management of the risk due to exposure from these sovereign obligations is subject to the overall collateral and cash management risk framework.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed, seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies became a wholly owned subsidiary of Leucadia.  The class actions, filed on behalf of Jefferies shareholders prior to the merger transactions, name as defendants Jefferies, the members of the board of directors of Jefferies, Leucadia and, in certain of the actions, certain merger-related subsidiaries.  The New York actions were consolidated and have been stayed through pretrial discovery in deference to the Delaware actions, which also have been consolidated.  The consolidated Delaware action alleges that the Jefferies directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies for inadequate consideration pursuant to an agreement that contains improper deal protection terms.  The action also alleges breaches of fiduciary duty against Messrs. Handler and Friedman in their capacities as officers of Jefferies, and against Leucadia and Messrs. Handler, Friedman, Cumming and Steinberg, collectively, as purported controlling shareholders of Jefferies.  On September 20, 2013, the plaintiffs filed a motion for class certification.  The defendants’ motions to dismiss the Delaware action were denied.  The trial in the Delaware action is scheduled for June 9, 2014.  We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

As previously reported in the 2012 10-K, the Company and certain of its subsidiaries and officers are defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al in the United States District Court for the Southern District of New York.  Reference is made to the 2012 10-K for information concerning this litigation.  On July 19, 2013, the United States Court of Appeals for the Second Circuit granted the Company’s leave to appeal the District Court’s September 2012 certification decision.  No date has been set for the appeal to be heard in the Second Circuit.  In connection with the appeal, the District Court has granted a stay of proceedings.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

 (c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended September 30, 2013:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2013 - July 31, 2013	138,015	$27.50	–	25,000,000
August 1, 2013 - August 31, 2013	61,548	$26.22	–	25,000,000
September 1, 2013 - September 30, 2013	82,312	$27.49	–	25,000,000
Total	281,875		–

(1)
Includes an aggregate of 281,875 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

Item 6.	Exhibits.

10.1	Form of Amended Retention Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2013).*

10.2	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2013).*

10.3	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: November 7, 2013	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

10.1	Form of Amended Retention Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2013).*

10.2	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2013).*

10.3	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

*Incorporated by reference.