Form 10-K
period 2013-12-31
LEUCADIA NATIONAL CORP
filed 2014-02-28
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number:  1-5721

LEUCADIA NATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New York	13-2615557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue
New York, New York 10022
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

Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]   No  [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2013 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $8,808,895,000.

On February 14, 2014, the registrant had outstanding 364,132,464 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 63.

PART I

Item 1.                      Business.

Leucadia National Corporation is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including investment banking and capital markets, beef processing, manufacturing, energy projects, asset management and real estate.  We also own equity interests in operating businesses which are accounted for under the equity method of accounting, including a commercial mortgage banking and servicing business, automobile dealerships and a fixed wireless broadband services provider in Italy.  We focus on long-term value creation and return on investment to maximize long-term shareholder value.  We continuously investigate possible acquisitions of new businesses, securities and assets, and evaluate the retention and disposition of our existing operations and holdings.  Changes in the mix of our businesses and investments should be expected.

On March 1, 2013, Jefferies Group LLC (“Jefferies”) became one of our wholly-owned subsidiaries.  Jefferies is a global full-service, integrated securities and investment banking firm.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held.  Prior to the closing, we owned 58,006,024 common shares of Jefferies, representing approximately 28% of the outstanding common shares of Jefferies.  Richard Handler, Chairman and Chief Executive Officer of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia and Brian Friedman, the Chairman of the Executive Committee of Jefferies, was appointed President and a Director of Leucadia.

At December 31, 2013, our holding company had $3.1 billion in available liquidity.  For more information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2013, we and our consolidated subsidiaries had 14,647 full-time employees.  Our global headquarters and executive offices are located at 520 Madison Avenue, New York, NY 10022.  Our primary telephone number is (212) 460-1900 and our website address is Leucadia.com.

The following documents and reports are available on or through our website:

 •   Code of Business Practice;
 •   Reportable waivers, if any, from our Code of Business Practice by our executive officers;
 •   Board of Directors Corporate Governance Guidelines;
 •   Charter of the Audit Committee of the Board of Directors;
 •   Charter of the Nominating and Corporate Governance Committee of the Board of Directors;
 •   Charter of the Compensation Committee of the Board of Directors;
 •   Annual reports on Form 10-K;
 •   Quarterly reports on Form 10-Q;
 •   Current reports on Form 8-K;
 •   Beneficial ownership reports on Forms 3, 4 and 5; and
 •   Any amendments to the above-mentioned documents and reports.

Shareholders may also obtain a printed copy of any of these documents or reports free of charge by sending a request to Leucadia National Corporation, Investor Relations, 520 Madison Avenue, New York, NY 10022 or by calling 212-460-1900.

As used herein, the term “Company”, “Leucadia”, “we”, “our” or similar expressions refer to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

Our Businesses

The following provides more information about each of our businesses, including:
•	Investment Banking & Capital Markets;
•	Beef Processing;
•	Other Operations, which include Manufacturing, Energy Projects, Asset Management and Real Estate; and
•	Other Investments, which include Berkadia, Linkem and Garcadia.

Investment Banking & Capital Markets

Business Description

Our investment banking and capital markets segment consists of Jefferies, a global full-service, integrated securities and investment banking firm.  Jefferies principal operating subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited (“Jefferies Europe”), was established in the U.K. in 1986.  On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly-owned subsidiary of Leucadia National Corporation pursuant to a merger agreement.  Jefferies continues to operate as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries.  Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports.  As of November 30, 2013, Jefferies had 3,797 employees in the Americas, Europe, Asia and the Middle East.  The net book value of our investment in Jefferies was $5.3 billion at December 31, 2013.

Equities

Equities Research, Sales & Trading

Jefferies provides their clients full-service equities research, sales and trading capabilities across global securities markets.  Jefferies earns commissions or spread revenue by executing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded equity options, convertible and other equity-linked products and closed-end funds.  Jefferies primary competitors are U.S. and non-U.S. bank holding companies.  Jefferies acts as agent or principal (including as a market-maker) when executing client transactions via traditional “high-touch” and electronic “low-touch” channels.  In order to facilitate client transactions, Jefferies may act as principal to provide liquidity which requires the commitment of our capital and maintenance of dealer inventory.

Jefferies equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe, the Middle East, and Africa; and Asia Pacific.  Jefferies main product lines within the regions are cash equities, electronic trading, derivatives and convertibles.  Jefferies clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies.  Through Jefferies global research team and sales force, Jefferies maintains relationships with their clients, distributes investment research and strategy, trading ideas, market information and analyses across a range of industries and receives and executes client orders.  Jefferies research covers over 1,700 companies around the world and approximately a further 300 companies are covered by five firms in Asia with whom Jefferies maintains alliances.

Equity Finance

Jefferies equity finance business provides financing, securities lending and other prime brokerage services.  Jefferies offers prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, reporting and administrative services.  Jefferies finances their clients’ securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral.  Jefferies earns an interest spread equal to the difference between the amount it pays for funds and the amount received from clients.  Jefferies also operates a matched book in equity and corporate bond securities, whereby Jefferies borrows and lends securities versus cash or liquid collateral and earns a net interest spread.

Customer assets (securities and funds) held by Jefferies are segregated in accordance with regulatorily mandated customer protection rules.  Jefferies offers selected prime brokerage clients with the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company.  Under this arrangement, Jefferies provides their clients directly all customary prime brokerage services other than custody.

Wealth Management

Jefferies provides tailored wealth management services designed to meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions.  Jefferies advisors provide access to all of their institutional execution capabilities and deliver other financial services.  Jefferies open architecture platform affords clients with access to products and services from both Jefferies and from a variety of other major financial services institutions.

Fixed Income

Fixed Income Sales and Trading

Jefferies provides clients sales and trading of investment grade and high yield corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, whole loans, leveraged loans, distressed securities and emerging markets debt.  Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies Europe is designated in similar capacities for several government bond issuers in Europe and trades a broad spectrum of other European government bonds.  Additionally, through the use of repurchase agreements, Jefferies acts as an intermediary between borrowers and lenders of short-term funds and obtains funding for various inventory positions.

Jefferies strategists and economists provide ongoing commentary and analysis of the global fixed income markets.  In addition, its fixed income research professionals, including research and desk analysts, provide investment ideas and analysis across a variety of fixed income products.

Futures, Foreign Exchange and Commodities

Jefferies Bache (also referred to as Jefferies Global Commodities Group) provides clients 24-hour global coverage, with direct access to major commodity and financial futures exchanges including the CME, CBOT, NYMEX, ICE, NYSE Euronext, LME and Eurex and provides 24-hour global coverage, execution, clearing and market making in futures, options and derivatives on industrial metals including aluminum, copper, nickel, zinc, tin and lead.  Products provided to clients include LME and CME futures and over-the-counter metals swaps and options.

Jefferies operates a full-service trading desk in all precious metals, cash, futures and exchange-for-physicals markets, and is a market-maker providing execution and clearing services as well as market analysis.  Jefferies Bache also provides prime brokerage services and is an authorized coin distributor of the U.S. Mint.

In addition, Jefferies Bache is a market-maker in foreign exchange spot, forward, swap and option contracts across major currencies and emerging markets globally.

Investment Banking

Jefferies provides clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services.  Jefferies services are enhanced by its industry sector expertise, global distribution capabilities and its senior management level commitment to clients.

Over 650 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups.  Jefferies sector coverage groups include consumer and retail, energy, financial institutions, financial sponsors, general industrials, healthcare, media and telecommunications, public finance, REGAL (real estate, gaming, lodging) and technology.  Jefferies product coverage groups include equity capital markets, debt capital markets and financial advisory, which includes both mergers and acquisitions and restructuring and recapitalization.  Jefferies geographic coverage groups include coverage teams based in major cities in the United States, Canada, Brazil, United Kingdom (including Jefferies UK corporate broking team), Germany, Russia, India and China.

Equity Capital Markets

Jefferies provides a broad range of equity financing capabilities to companies and financial sponsors.  These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities.

Debt Capital Markets

Jefferies provides a wide range of debt financing capabilities for companies, financial sponsors and governmental entities.  Jefferies focuses on structuring, underwriting and distributing public and private debt, including investment grade and non-investment grade corporate debt, leveraged loans, mortgage- and other asset-backed securities, and liability management solutions.

Advisory Services

Jefferies provides mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and governmental entities.  In the mergers and acquisition area, Jefferies advises sellers and buyers on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense.  Jefferies also provides a broad range of acquisition financing capabilities to assist clients.  In the restructuring and recapitalization area, Jefferies provides to companies, bondholders and lenders with a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.

Competition

All aspects of Jefferies business are intensely competitive.  Jefferies competes primarily with the large global bank holding companies that engage in capital markets activities, but also with firms listed in the AMEX Securities Broker/Dealer Index, other brokers and dealers, and boutique investment banking firms.  The large global bank holding companies have substantially greater capital and resources than Jefferies does.  Jefferies believes that the principal factors affecting its competitive standing include the quality, experience and skills of its professionals, the depth of Jefferies relationships, the breadth of Jefferies service offerings, its ability to deliver consistently the integrated capabilities of Jefferies and Jefferies tenacity and commitment to serve clients.

Regulation

Regulation in the United States.  The financial services industry in which Jefferies operates is subject to extensive regulation.  In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps).  In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”), are actively involved in the regulation of financial service businesses.  The SEC, CFTC and self-regulatory organizations conduct periodic examinations of broker-dealers investment advisers, futures commission merchants (“FCMs”) and swap dealers.  Financial service businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees.  Registered advisors are subject to, among other requirements, regulations concerning marketing, transactions with affiliates, disclosure to clients, and recordkeeping; and advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodities, futures or swap transactions are subject to regulation by the CFTC and the NFA.  Additional legislation, changes in rules promulgated by the SEC, CFTC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers, investment advisers, FCMs and swap dealers.  The SEC, CFTC and self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in censure, fine, suspension, expulsion of a firm, its officers or employees, or revocation of a firm’s licenses.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States.  The Dodd-Frank Act is being implemented through extensive rulemaking by the SEC, CFTC and other governmental agencies.  The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues. These studies could lead to additional regulatory changes.  For additional information see Item 1A. Risk Factors – “Recent legislation and new and pending regulation may significantly affect Jefferies business.”

Net Capital Requirements.   U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”), which specifies minimum net capital requirements.  Jefferies U.S. broker-dealer subsidiaries, Jefferies LLC and Jefferies Execution Services, Inc. (“Jefferies Execution”), are registered broker-dealers and are subject to the Net Capital Rule.  Jefferies LLC and Jefferies Execution have elected to compute their minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers).  Furthermore, Jefferies LLC is a registered Introducing Broker with the CFTC and is subject to the CFTC’s minimum financial requirements.  Under the CFTC’s minimum financial requirements, an Introducing Broker must maintain adjusted net capital equal to or in excess of the greater of (A) $45,000 or (B) since Jefferies LLC is also a registered broker-dealer, the amount of net capital required by the Net Capital Rule.  Compliance with the Net Capital Rule could limit operations of Jefferies broker-dealers, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict their ability to make loans, advances, dividends and other payments.  In addition, Jefferies LLC is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies applicable to Introducing Brokers, which may affect its ability as an Introducing Broker to make capital and certain other distributions.

U.S. registered FCMs are subject to the CFTC’s minimum financial requirements for futures commission merchants and introducing brokers.  Jefferies Bache, LLC, a U.S. FCM subsidiary, is registered and subject to the minimum financial requirements.  Under the minimum financial requirements, an FCM must maintain adjusted net capital equal to or in excess of the greater of (A) $1,000,000 or (B) the FCM’s risk-based capital requirements totaling (1) eight percent of the total risk margin requirement for positions carried by the FCM in customer accounts, plus (2) eight percent of the total risk margin requirement for positions carried by the FCM in noncustomer accounts.  An FCM’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s.

Jefferies subsidiaries that are registered swap dealers will become subject to capital requirements under the Dodd-Frank Act once they become final.  For additional information see Item 1A. Risk Factors – “Recent legislation and new and pending regulation may significantly affect Jefferies business.”

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 28 to consolidated financial statements for additional information on net capital calculations.

Regulation outside the United States.  Jefferies is an active participant in the international capital markets, engage in commodity futures brokerage and provide investment banking services throughout the world, but primarily in Europe and Asia.  As is true in the U.S., Jefferies subsidiaries are subject to extensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Conduct Authority, the Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore.  Every country in which Jefferies does business imposes laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform packages in response to the credit and liquidity crisis of 2007 and 2008.  For additional information see Item 1A. Risk Factors – “Extensive international regulation of Jefferies business limits its activities, and, if Jefferies violates these regulations, it may be subject to significant penalties.”

Beef Processing

Business Description

Our beef processing operations are conducted through our 78.9% ownership of National Beef Packing Company, LLC, one of the largest beef processing companies in the U.S., accounting for approximately 14.5% of the 2013 federally inspected steer and heifer slaughter as reported by the United States Department of Agriculture (“USDA”).  National Beef, headquartered in Kansas City, Missouri, processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products with approximately 87% of National Beef’s revenues being generated from the sale of fresh beef.  The net book value of our investment in National Beef was $793.7 million at December 31, 2013.

National Beef operates a wet blue tanning facility that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  Wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather.  National Beef recently spent approximately $40.0 million to rebuild the tannery, while significantly expanding its capacity and capabilities; the plant is outfitted with automated production and packaging technology and is expected to be fully operational in 2014.  The tannery is capable of producing 60,000 hides per week making it the largest in the world.

National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties.

Sales and Marketing

National Beef markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and distributors, further processors and the United States military.  In addition, National Beef sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  National Beef exports products to more than 25 countries; export sales currently represent approximately 13% of annual revenues.  In 2013, Walmart represented approximately 5% of National Beef’s revenues, and its top 10 customers accounted for approximately 26% of revenues.

National Beef emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, consumer-ready beef, portion control beef and further processed hides.  National Beef believes its value-added products can command higher prices than commodity products because of National Beef’s ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers.  In addition to the value-added brands that National Beef owns, National Beef licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

During 2013, Walmart discontinued using National Beef as a provider of its consumer-ready beef products.  National Beef has two consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and the other substantially so dedicated.  Total consumer-ready revenues were approximately 7% of National Beef consolidated revenues during 2012, but as a value-added product, consumer-ready products have historically constituted a higher percentage of National Beef’s gross margin.  Since 2008, consumer-ready products have represented from 10% to 26% of National Beef’s total gross margin, and were at the higher end of that range in 2012 due, in part, to reduced gross margin from other National Beef products.  National Beef continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  During 2013, the two consumer-ready facilities operated at reduced levels, and continue to do so.

The demand for beef products is generally strongest in the spring and summer months.

Raw Materials and Procurement

The primary raw material for the processing plants is live cattle. The domestic beef industry is characterized by cattle prices that change daily based on seasonal consumption patterns, overall supply and demand for beef and other proteins, cattle inventory levels, weather and other factors.

National Beef has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”), the current owner of a 15.1% interest in National Beef that sold a substantial portion of its ownership interest to us.  USPB has agreed to supply, and National Beef has agreed to purchase through USPB from the members of USPB, 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 31, 2017, with automatic, but optional one year extensions.  During 2013, National Beef purchased approximately 20% of the total cattle it processed from USPB members pursuant to the cattle supply agreement.  National Beef also purchased additional cattle from certain USPB members outside of the cattle supply agreement as well as from hundreds of other cattle producing suppliers.

Processing Facilities

National Beef owns three beef processing facilities located in Liberal, Kansas, Dodge City, Kansas, and Brawley, California.  The Liberal and Dodge City facilities can each process approximately 6,000 cattle per day.  During 2013, after exhausting all opportunities to improve the operating performance of the Brawley beef processing facility, National Beef decided that it will close the facility on or around April 4, 2014.  Subsequent to closing the plant, National Beef plans to hold the plant in “mothballed” status indefinitely.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

National Beef owns consumer-ready facilities in Hummels Wharf, Pennsylvania (approximately 79,000 square feet) and Moultrie, Georgia (approximately 114,000 square feet), and the wet blue tanning facility in St. Joseph, Missouri (approximately 221,000 square feet).  The Kansas City Steak processing facility is located in Kansas City, Kansas (approximately 63,000 square feet).

Competition

Competitive conditions exist both in the purchase of live cattle, as well as in the sale of beef products.  Beef products compete with other protein sources, including pork and poultry, but National Beef’s principal competition comes from other beef processors.  National Beef believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations (such as food safety interventions and packaging technologies) and brand loyalty.  Some of National Beef’s competitors have substantially larger beef operations, greater financial and other resources and wider brand recognition for their products.

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

National Beef is subject to the Packers and Stockyards Act of 1921 (“PSA”).  Among other things, this statute generally requires National Beef to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price.  Under the PSA, National Beef must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment.  At December 31, 2013, National Beef has obtained from an insurance company a surety bond in the amount of $49.4 million to satisfy these requirements.

The Dodge City and Liberal facilities are subject to Title V permitting pursuant to the Federal Clean Air Act and the Kansas Air Quality Act.  The Liberal facility permit expired on January 25, 2010, but has been administratively extended pending renewal by the Kansas Department of Health and Environment.  The Brawley and St. Joseph facilities are subject to secondary air permits which are in place.  The Dodge City, Liberal, Brawley, Hummels Wharf and Moultrie facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant.

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

Employees

National Beef has approximately 9,200 employees, of which approximately 6,700 are currently represented by collective bargaining agreements.  Approximately 2,700 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017.  Approximately 2,700 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2016.  Approximately 1,100 employees at the Brawley plant are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement that was scheduled to expire in December 2013 but was extended indefinitely prior to the expiration.  Approximately 150 employees at the St. Joseph plant are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in May 2014.

Other Operations

Manufacturing

The Company’s manufacturing operations are conducted through Idaho Timber, LLC and Conwed Plastics, LLC.

Idaho Timber is engaged in the manufacture and/or distribution of various wood products, including the following principal product lines:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.  These products are produced at plants located in Arkansas, Florida, Idaho, Louisiana, New Mexico, North Carolina and Texas.  For the year ended December 31, 2013, Idaho Timber had revenues of $205.4 million and pre-tax income of $9.6 million.  The net book value of our investment in Idaho Timber was $68.1 million at December 31, 2013.

Idaho Timber owns and operates seven plants, two sawmills that principally produce dimension lumber and decking products and one sawmill that produces split-rail fencing.  These ten facilities in the aggregate have approximately 922,000 square feet of manufacturing and office space, covering approximately 214 acres.  One plant is principally dedicated to home center board products and the remaining plants principally produce remanufactured dimension lumber products.

Conwed Plastics manufactures and markets lightweight plastic netting used for building and construction, erosion control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes.  These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention.  For the year ended December 31, 2013, Conwed Plastics had revenues of $105.4 million and pre-tax income of $15.3 million.  The net book value of our investment in Conwed Plastics was $64.4 million at December 31, 2013.

Our plastic products are marketed both domestically and internationally, with approximately 20% of 2013 revenues generated by customers from Europe, Latin America, Japan and Australia.  Manufacturing facilities are located in Minnesota, Georgia, Illinois, Virginia and Genk, Belgium (totaling approximately 677,000 square feet).  The cost of the principal raw material used in its products, polypropylene, has increased by approximately 63% over the last four years, a continuing trend that started in 2002.  The price of polypropylene has historically fluctuated with the price of oil and natural gas but growing economies in China and India have resulted in increased demand for raw materials and raised prices globally.

Energy Projects

During the past few years, we have been seeking to develop a number of large scale domestic energy projects.  These projects plan to use gasification technology to convert different types of low grade fossil fuels into clean energy products.  We have also invested in an onshore liquefied natural gas (“LNG”) project.  We have expensed costs to investigate, evaluate and obtain various permits and approvals for our energy projects of $91.7 million, $33.6 million and $34.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Although there are a number of large scale projects we are currently investigating, we are not obligated to develop any of the projects, and no assurance can be given that we will be successful in fully developing any of these projects.  Any project that we might develop would likely require a significant equity investment, which we presently do not intend to fund by ourselves, the acquisition of substantial non-recourse borrowings to build the projects (total development costs for these types of projects range from $2.5 billion to $3.5 billion), the procurement of purchase commitments for long-term supplies of feedstock, long-term commitments from purchasers of the output, various permits and regulatory approvals and significant technological and engineering expertise to implement.  The investigation, evaluation and financing of these large scale projects will take years to complete.

We are currently evaluating the development of a gasification project which would be built in Louisiana by the Company’s wholly-owned subsidiary, Lake Charles Clean Energy, LLC (“LCCE”), for an estimated total cost of between $2.3 billion and $2.6 billion.  LCCE has been awarded $1.561 billion in tax exempt bonds to support the development of the project, which would be issued by the Lake Charles Harbor and Terminal District of Lake Charles, Louisiana, $128.0 million of investment tax credits and received a $238.0 million federal government grant for carbon capture and sequestration.  Receipt of these awards and grants are contingent upon satisfaction of numerous regulatory and other conditions.  We are not obligated to make equity contributions to LCCE until it completes its investigation, the project is approved by our Board of Directors and significant financing has been obtained from third parties, which has not yet been arranged.  The Lake Charles project is a new chemical manufacturing facility that plans to use proven quench gasification technology to produce various products from petroleum coke, a low grade solid fuel source.  The primary products to be produced by the Lake Charles project include methanol and hydrogen.  LCCE has entered into offtake agreements for the majority of its production, and has also entered into a 20-year contract for the sale of its entire carbon dioxide by-product stream which would be used for enhanced oil recovery.

In July 2009, two of our other prospective gasification projects, one in Indiana and the other in Mississippi, were selected by the U.S. Department of Energy (“DOE”) to proceed to detailed due diligence and negotiations of terms and conditions necessary for the DOE to issue conditional commitments for loan guarantees aggregating up to $3.6 billion.  While these commitments represent important milestones in the selection process, the guarantees are subject to detailed and extensive due diligence by the DOE and no assurance can be given that a loan guaranty for either project will ultimately be given.

One of our subsidiaries has acquired a leasehold interest and certain permits to construct and operate an onshore LNG export terminal and associated facilities in Warrenton, Oregon.  The project would include construction of an offshore dock and berth and onshore facilities to store up to 480,000 cubic meters of LNG.  The current plan includes construction of an approximate 86 mile long natural gas pipeline to connect to the U.S. natural gas transmission grid.  A pre-filing request for an LNG export terminal was submitted to the Federal Energy Regulatory Commission in 2012.  We have applied for and received from the DOE a license to export natural gas to Free Trade Agreement countries.  Numerous regulatory permits and approvals and acquisitions of rights of way for the terminal and the pipeline have been submitted to and are under review by various government agencies.  Construction of the project cannot begin until all required permits are received and significant financing from third parties has been secured, which has not yet been arranged.

Asset Management

During 2013, we formed Leucadia Asset Management (“LAM”), a registered investment advisor, and have thus far formed two divisions.  The Global Macro division was formed upon the transfer of certain employees from Jefferies to LAM, and a second division was created upon the acquisition of Topwater Capital, a first-loss managed account platform.  As the advisor and/or general partner to various private investment funds or other types of investment vehicles, LAM will provide advisory, portfolio management and operational services to accredited investors and/or qualified purchasers.  Once an investment vehicle is formed, it is expected that one of our subsidiaries will be an initial or major investor.  LAM will receive compensation in the form of management fees and/or a performance fee based on investment returns generated for the investors.

Real Estate

We own approximately 31.4% of the outstanding common stock of HomeFed Corporation.  In addition, as a result of a 1998 distribution to all of our shareholders, approximately 9.4% of HomeFed is owned by our Chairman.  HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California.  We account for our investment in HomeFed under the equity method of accounting.  At December 31, 2013, our investment had a carrying value of $52.9 million, which is included in Loans to and investments in associated companies.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  Detailed financial and other information about HomeFed may be found on its website (www.homefedcorporation.com).  See recent events below for a description of an agreement signed in February 2014 to sell certain assets to HomeFed.

Other Investments

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  At December 31, 2013, the net book value of our investment in Berkadia was $182.6 million.  Through December 31, 2013, cumulative cash distributions received from this investment aggregated $229.7 million.

Berkadia originates commercial real estate loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA using their underwriting guidelines, and will typically sell the loan to such entities shortly after it is funded.  Provided Berkadia adheres to their guidelines, these government-related entities must purchase the loan at the face amount plus accrued interest with Berkadia retaining the mortgage servicing rights.  In addition, as a condition to Fannie Mae’s delegation of responsibility for underwriting, originating and servicing of loans, Berkadia assumes a shared loss position throughout the term of each loan sold to Fannie Mae, with a maximum loss percentage of approximately one-third of the original principal balance.

Berkadia also originates and brokers commercial mortgage loans which are not part of the government agency programs.  Berkadia has a portfolio of loans that provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party (“Bridge loans”).  Berkadia may also from time to time originate and broker loans intended to be conveyed into CMBS transactions sponsored by third parties (“CMBS loans”).  Bridge loans are typically floating rate loans with 1 to 3 year maturities; CMBS loans are typically 10 year fixed rate loans that Berkadia may broker to another CMBS lender or may originate and  hold for 3 to 6 months pending sale to a securitization vehicle.  At December 31, 2013, $625.0 million of such loans were outstanding, substantially all of which were Bridge loans.

At the end of 2012, Berkadia acquired Hendricks & Partners, a multifamily investment sales business, and renamed the business Hendricks-Berkadia.  This business provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support.

Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions (“CMBS”), banks, insurance companies and other financial institutions.  Berkadia is an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA.  As of December 31, 2013, Berkadia serviced approximately 28,000 loans with an unpaid principal balance of $238.0 billion.

As a servicer, Berkadia is frequently responsible for managing, on behalf of its investors and borrowers, the balances that are maintained in custodial accounts for the purposes of collecting and distributing principal and interest, and for managing and disbursing various reserve accounts related to the mortgaged properties among other things.  Berkadia derives certain economic benefits from administering these custodial accounts.  Such balances totaled in excess of $6.0 billion as of December 31, 2013.

Berkadia is required under its servicing agreements to maintain certain minimum servicer ratings or qualifications from the rating agencies.  A downgrade below a certain level may give rise to the right of a customer or trustee of a securitized transaction to terminate Berkadia as servicer.  Berkadia currently maintains approvals or ratings from Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, Morningstar Credit Ratings and Dominion Bond Rating Services.  These ratings currently exceed the minimum ratings required by the related servicing agreements.  Ratings issued by the rating agencies can be withdrawn or lowered at any time.  In addition, Fannie Mae and Freddie Mac retain broad discretion to terminate Berkadia as a seller/servicer without cause.

Garcadia

Garcadia is a joint venture between us and Garff Enterprises, Inc. that owns and operates 21 automobile dealerships comprised of domestic and foreign automobile makers.  The Garcadia joint venture agreement specifies that we and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all cash flows and four other dealerships from which we receive 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.  We have received cash distributions of fees and earnings aggregating $33.1 million, $24.4 million and $10.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  In addition, we own the land for certain dealerships and lease it to the dealerships for rent aggregating $7.1 million, $6.0 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, our investment in Garcadia was classified as an investment in associated company with a carrying value of $120.0 million, and our investment in the land leased to the dealerships was classified as other assets with a carrying value of $77.2 million.

Linkem

We own approximately 40% of the common shares of Linkem S.p.A., a fixed wireless broadband services provider in Italy, and €58.9 million principal amount of a 5% convertible note due in 2018 (interest can be paid in cash or in kind), for an aggregate cash investment of $219.6 million.  On an if-converted basis, we would own 53% of the common shares of Linkem.

Linkem was established in 2001 to deploy and operate WiFi hotspots in airports and other locations in Italy.  In 2008, Linkem acquired wireless spectrum licenses in the 3.5GHz band and launched Italy’s first commercial 4G wireless service.  Unlike the U.S. and most of Western Europe, Italy does not have a national cable television system; as a result, Italy’s broadband penetration rate is among the lowest in Europe, and the vast majority of residential broadband service is DSL, which relies on legacy copper telephone lines.  Linkem offers fixed wireless broadband services at speeds comparable to DSL but priced at a discount.

Linkem owns or has exclusive rights to spectrum holdings of 84MHz covering approximately 80% of the population and 42MHz covering all of Italy.  Linkem has signed agreements with several large telecommunication companies for the use of their infrastructure, providing Linkem access to over 30,000 wireless towers throughout Italy.  At December 31, 2013, Linkem’s network includes base stations deployed on over 1,090 wireless towers that can reach over 35% of the population.  Linkem has over 164,000 subscribers for its services.   Linkem plans to increase its network coverage across Italy over the coming years as it adds subscribers; expansion and customer acquisition costs are expected to result in operating losses over the next few years.  We account for Linkem under the equity method of accounting and at December 31, 2013, the net book value of our investment including the convertible note was $173.6 million.

Recent Events

In December 2013, we entered into an agreement to sell Premier Entertainment Biloxi LLC (“Premier”), the owner of the Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”), through which we had conducted our gaming entertainment operations, for cash consideration of $250.0 million.  Closing of the transaction is subject to regulatory approval and customary closing conditions, and is not expected to occur until the second quarter of 2014.  As a result, our gaming entertainment segment has been classified as a discontinued operation.

In February 2014, we entered into an agreement to sell to HomeFed substantially all of our real estate properties and operations, an investment in an associated company and cash of approximately $18.0 million (subject to adjustment), in exchange for 7.5 million newly issued HomeFed common shares.  The transaction is expected to close during the first quarter of 2014.  The additional shares will increase our economic ownership interest in HomeFed to 65%; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter.  We have also entered into a stockholders agreement that will limit our ability to increase our interest in HomeFed or dispose of our interest in HomeFed, as well as a registration rights agreement with respect to our HomeFed shares.

Financial Information about Segments

Our reportable segments consist of the consolidated operating units identified above, which offer different products and services and are managed separately.  Other operations primarily consist of manufacturing, energy projects, asset management, real estate and, for periods prior to their spin-off to shareholders in February 2013, our wineries.  Associated companies include equity interests in other entities that we account for under the equity method of accounting.  Financial information regarding our reportable segments is contained in Note 32, Segment Information, in our consolidated financial statements.

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

The change of principal executive officers of Leucadia may cause Leucadia’s investment results to be less successful than in the past. Prior to the acquisition of Jefferies, our principal executive officers held their positions for thirty-five years.  After the Jefferies acquisition, Richard Handler became our Chief Executive Officer and Brian Friedman became our President, while continuing their current positions as the principal executive officers of Jefferies.  There can be no assurance that our new principal executive officers will be have the same degree of success in the future, and if they do not our financial condition, results of operations and the trading price of our common shares may be adversely affected.

We face numerous risks and uncertainties as we expand our business.  We expect the growth of our business to come primarily from internal expansion and through acquisitions and strategic partnering.  As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage our business and growth.  The ineffectiveness of any of these controls or systems could adversely affect our business and prospects.  In addition, if we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations.  A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Recent legislation and new and pending regulation may significantly affect Jefferies business.  In the last five years, there has been significant legislation and increased regulation affecting the financial services industry.  These legislative and regulatory initiatives affect not only Jefferies, but also its competitors and certain of its clients.  These changes could have an effect on Jefferies revenue and profitability, limit Jefferies ability to pursue certain business opportunities, impact the value of assets that it holds, require Jefferies to change certain business practices, impose additional costs on Jefferies and otherwise adversely affect its business.  Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on Jefferies business, results of operations, cash flows and financial condition.

The Dodd-Frank Act was signed into law on July 21, 2010.  Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps (both of which are defined terms) and parties that deal in derivatives.  Jefferies registered two of its subsidiaries as swap dealers with the CFTC and the NFA and may register one or more subsidiaries as security-based swap dealers with the SEC.  The new laws and regulations will subject certain swaps and security-based swaps to clearing and exchange trading requirements and will subject swap dealers and security-based swap dealers to significant new burdens, including (i) capital and margin requirements, (ii) reporting, recordkeeping and internal business conduct requirements, (iii) external business conduct requirements in dealings with swap counterparties (which are particularly onerous when the counterparty is a special entity such as a federal, state, or municipal entity, an ERISA plan, a government employee benefit plan or an endowment), and (iv) large trader position reporting and certain position limit requirements.  The final rules under Title VII, including those rules that have already been adopted, for both cleared and uncleared swap transactions will impose increased capital and margin requirements on Jefferies registered entities and require additional operational and compliance costs and resources that will likely affect Jefferies business.

Section 619 of the Dodd-Frank Act (Volcker Rule) and section 716 of the Dodd-Frank Act (swaps push-out rule) limit proprietary trading of certain securities and swaps by banking entities such as banks, bank holding companies and similar institutions.  Although Jefferies is not a banking entity and is not otherwise subject to these rules, some of Jefferies clients and many of Jefferies counterparties are banks or entities affiliated with banks and will be subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volcker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.  We will not know the exact impact that these changes in the markets will have on Jefferies business until after the final rules are implemented.

The Dodd-Frank Act, in addressing systemic risks to the financial system, charges the Federal Reserve with drafting enhanced regulatory requirements for systemically important bank holding companies and certain other nonbank financial companies designated as systemically important by the Financial Stability Oversight Council.  The enhanced requirements proposed by the Federal Reserve include capital requirements, liquidity requirements, limits on credit exposure concentrations and risk management requirements.  We do not believe that Jefferies will be deemed to be a systemically important nonbank financial company under the new legislation and therefore will not be directly impacted.  However, there will be an indirect impact to Jefferies to the extent that the new regulations apply to its competitors, counterparties and certain of its clients.

Extensive international regulation of Jefferies business limits its activities, and, if Jefferies violates these regulations, it may be subject to significant penalties.  The financial services industry is subject to extensive laws, rules and regulations in every country in which Jefferies operates.  Firms that engage in securities and derivatives trading, commodity futures brokerage, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities.  Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.

Each of Jefferies regulators supervises its business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction.  In addition, if there are instances in which Jefferies regulators question its compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether Jefferies has complied.  At any moment in time, Jefferies may be subject to one or more such investigation or similar reviews.  At this time, all such investigations and similar reviews are insignificant in scope and immaterial to Jefferies.  However, there can be no assurance that, in the future, the operations of Jefferies businesses will not violate such laws, rules, and regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject Jefferies to new rules and regulations may directly affect its business, results of operations and financial condition.

Jefferies continues to monitor the impact that the Basel Accords will have on Jefferies UK regulated entities.  The update issued by the Basel Committee on Banking Supervision in December 2010, known as Basel III, recommended strengthening capital and liquidity rules.  In response, the European Commission is in the process of implementing amendments to its Capital Requirements Directive (“CRD”) putting into law CRD IV and the Capital Requirements Regulation (“CRR”).  Changes under CRD IV and CRR became effective January 1, 2014.  Jefferies UK subsidiaries impacted by these changes are in compliance with the new regulations.

The European Market Infrastructure Regulation (“EMIR”) was enacted in August 2012 and, in common with the Dodd-Frank Act in the U.S., is intended, among other things, to reduce counterparty risk by requiring standardized over-the-counter derivatives be cleared through a central counterparty and reported to regulator appointed trade repositories.  EMIR is being introduced in phases in the U.K. and, based on current published dates, will be substantively implemented by the end of 2014.

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
•
Should one of Jefferies competitors fail, Jefferies security prices and revenue could be negatively impacted based upon negative market sentiment causing customers to cease doing business with Jefferies and Jefferies lenders to cease loaning Jefferies money, which could adversely affect its business, funding and liquidity.

Unfounded allegations about Jefferies could result in extreme price volatility and price declines in its debt securities and loss of revenue, clients, and employees.  In November 2011, Jefferies became the subject of unfounded allegations and false rumors, including among others those relating to its exposure to European sovereign debt.  Despite the fact that Jefferies was able to dispel such rumors, both its stock and bond prices were significantly impacted.  Its common stock suffered a 20% sell-off in minutes and, consequently, its trading was temporarily suspended, and Jefferies debt-securities prices suffered not only extreme volatility but also record high yields.  In addition, Jefferies operations were impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing Jefferies revenue stream.  Although Jefferies was able to reverse the negative impact of such unfounded allegations and false rumors, there is no assurance that Jefferies will be able to do so successfully in the future and the potential failure to do so could have a material adverse effect on Jefferies business, financial condition and liquidity.

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.  Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011.  A further downgrade or a downgrade by other rating agencies, including a Nationally Recognized Statistical Rating Organization, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide.  Any such adverse impact could have a material adverse effect on our business, financial condition and liquidity.

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

A credit-rating agency downgrade could significantly impact Jefferies business.  Maintaining an investment grade credit rating is important to Jefferies business and financial condition.  Jefferies intends to access the capital markets and issue debt securities from time to time; and a decrease in Jefferies credit rating would not only increase its borrowing costs, but could also decrease demand for its debt securities and make a successful financing more difficult.  In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  Such a downgrade could also negatively impact Jefferies bond prices and our stock price.  There can be no assurance that Jefferies credit ratings will not be downgraded by credit-rating agencies.

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

Increased competition may adversely affect Jefferies revenues, profitability and staffing.  All aspects of Jefferies business are intensely competitive.  Jefferies competes directly with a number of bank holding companies and commercial banks, other brokers and dealers, investment banking firms and other financial institutions.  In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations.  Jefferies believes that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of service.  Increased competition or an adverse change in Jefferies competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled employees.  A competitor may be successful in hiring away an employee or group of employees, which may result in Jefferies losing business formerly serviced by such employee or employees.  Competition can also raise Jefferies costs of hiring and retaining the employees Jefferies needs to effectively operate its business.

Operational risks may disrupt Jefferies business, result in regulatory action or limit growth.  Jefferies businesses are highly dependent on its ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions Jefferies processes have become increasingly complex.  If any of Jefferies financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in Jefferies internal processes, people or systems, Jefferies could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.  These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond Jefferies control, including a disruption of electrical or communications services or Jefferies inability to occupy one or more of our buildings.  The inability of Jefferies systems to accommodate an increasing volume of transactions could also constrain its ability to expand its businesses.

Jefferies also faces the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries Jefferies uses to facilitate its securities transactions.  Any such failure or termination could adversely affect Jefferies ability to effect transactions and manage its exposure to risk.

In addition, despite the contingency plans Jefferies has in place, Jefferies ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which they are located.  This may include a disruption involving electrical, communications, transportation or other services used by Jefferies or third parties with which Jefferies conducts business.

Jefferies operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks.  Although Jefferies take protective measures and endeavor to modify them as circumstances warrant, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact.  If one or more of such events occur, this potentially could jeopardize Jefferies or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, Jefferies computer systems and networks, or otherwise cause interruptions or malfunctions in Jefferies, its clients’, its counterparties’ or third parties’ operations.  Jefferies may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and Jefferies may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance.

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

Legal liability may harm Jefferies business.  Many aspects of Jefferies business involve substantial risks of liability, and in the normal course of business, Jefferies has been named as a defendant or codefendant in lawsuits involving primarily claims for damages.  The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.  The expansion of Jefferies business, including increases in the number and size of investment banking transactions and Jefferies expansion into new areas impose greater risks of liability.  In addition, unauthorized or illegal acts of Jefferies employees could result in substantial liability.  Substantial legal liability could have a material adverse financial effect or cause Jefferies significant reputational harm, which in turn could seriously harm Jefferies business and prospects.

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

The prices and availability of key raw materials affects the profitability of our beef processing and manufacturing operations. The supply and market price of cattle purchased by National Beef are dependent upon a variety of factors over which National Beef has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  A decline in the supply of fed cattle available for National Beef’s Brawley facility was a key factor in the decision to close the plant.  The cost of raw materials used by our manufacturing businesses has increased as a result of a variety of factors, including increased foreign demand. Although our manufacturing subsidiaries are not currently experiencing any shortage of raw materials, if the subsidiaries experience shortages, revenues and profitability could decline.

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

National Beef’s international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.  Approximately 13% of National Beef’s annual sales are export sales, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, and Taiwan, and on average these sales have a higher margin than domestic sales of similar products.  A reduction in international sales could adversely affect revenues and margins.  Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with National Beef; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements.  The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

National Beef incurs substantial costs to comply with environmental regulations and could incur additional costs as a result of new regulations or compliance failures that result in civil or criminal penalties, liability for damages and negative publicity.  National Beef’s operations are subject to extensive and increasingly stringent environmental regulations administered by the EPA and state, local and other authorities with regards to water usage, wastewater and storm water discharge, air emissions and odor, and waste management and disposal.  Failure to comply with these laws and regulations could have serious consequences, including criminal, civil and administrative penalties and negative publicity.  In addition, National Beef incurs and will continue to incur significant capital and operating expenditures to comply with existing and new or more stringent regulations and requirements.  All of National Beef’s processing facilities procure wastewater treatment services from municipal or other regional governmental agencies that are in turn subject to environmental laws and permit limits regarding their water discharges.  As permit limits are becoming more stringent, upgrades and capital improvements to these municipal treatment facilities are likely.  In locations where National Beef is a significant volume discharger, it could be asked to contribute toward the costs of such upgrades or to pay significantly increased water or sewer charges to recoup such upgrade costs.  National Beef may also be required to undertake upgrades and make capital improvements to its own wastewater pretreatment facilities, the cost of which could be significant.  Compliance with environmental regulations has had and will continue to have a significant impact on National Beef’s cash flows and profitability.  In addition, under most environmental laws, most notably the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and analogous state laws, National Beef could be held liable for the cost to investigate or remediate any contamination at properties it owns or operates, or as to which it arranges for the disposal or treatment of hazardous substances, as such liability is imposed without regard to fault.

Failure to replace Walmart’s consumer-ready business would have a significant adverse effect on National Beef’s sales and profitability. Sales to Walmart represented approximately 10% of National Beef’s total net sales during 2012.  Walmart discontinued using National Beef as a provider of its consumer-ready products in 2013.  Total consumer-ready revenues were approximately 7% of National Beef consolidated revenues during 2012, but as a value-added product, consumer-ready products have historically constituted a higher percentage of National Beef’s gross margin.  Since 2008, consumer-ready products have represented from 10% to 26% of National Beef’s total gross margin, and were at the higher end of that range in 2012 due, in part, to reduced gross margin from other National Beef products.  National Beef is currently pursuing replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

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

If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway.  Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of its reimbursement obligation to Berkshire Hathaway.  As of December 31, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

From time to time we are subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations.  We and our subsidiaries are or may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to our business or not significant to our consolidated financial position or liquidity.  Although our current assessment is that, other than as disclosed in this report, there is no pending litigation that could have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial statements.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.  At December 31, 2013, we have recognized a net deferred tax asset of $1.8 billion.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset.  If we are unable to generate sufficient taxable income prior to the expiration of our federal income tax net operating loss carryforwards (“NOLs”), the NOLs would expire unused.  Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.  In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding reduction to earnings during the period.

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

Not applicable.

Item 2.           Properties.

Our and Jefferies global executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement.  Jefferies maintains additional offices in over 30 cities throughout the world including, in the United States, Charlotte, Chicago, Boston, Houston, Los Angeles, San Francisco, Stamford, and Jersey City, and internationally, London, Frankfurt, Milan, Paris, Zurich, Hong Kong, Singapore, Tokyo and Mumbai.  In addition, Jefferies maintains backup data center facilities with redundant technologies for each of its three main data center hubs in Jersey City, London and Hong Kong.  Jefferies leases all of its office space, or contract via service arrangement, which management believes is adequate for its business.

National Beef’s processing facilities, which are the principal properties used in its business, are described in Item 1 of this report.  National Beef also leases corporate office space in Kansas City, Missouri (26,400 square feet) for its headquarters facility.

Conwed Plastics manufacturing facilities and Idaho Timber’s plants and sawmills, which are the principal properties used in their businesses, are described in Item 1 of this report.

We lease numerous other manufacturing, warehousing, office and headquarters facilities.  The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options.  See Note 27 to our consolidated financial statements.

Item 3.           Legal Proceedings.

The information set forth in response to this Item 3 is incorporated by reference from the “Contingencies” section in Note 27, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 8 of Part II of this report, which is incorporated herein by reference.

Item 4.           Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the NYSE under the symbol LUK.  The following table sets forth, for the calendar periods indicated, the high and low sales price per common share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P.

	Common Share
	High	Low

2012
First Quarter	$28.98	$22.66
Second Quarter	25.61	19.05
Third Quarter	23.48	19.87
Fourth Quarter	23.69	19.45

2013
First Quarter	$27.57	$22.98
Second Quarter	32.43	24.70
Third Quarter	28.75	24.80
Fourth Quarter	29.56	26.82

2014
First Quarter (through February 14, 2014)	$28.72	$26.04

As of February 14, 2014, there were approximately 2,084 record holders of the common shares.

We paid cash dividends of $.0625 per share each quarter during 2013 and $0.25 per common share annually in 2012 and 2011.  We have indicated our intention to pay dividends at the annual rate of $0.25 per common share on a quarterly basis.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

Certain of our subsidiaries have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which these tax benefits may no longer be carried forward.

The following table presents information on our purchases of our common shares during the three months ended December 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2013	89,083	$28.29	–	25,000,000
November 2013	3,057	$28.14	–	25,000,000
December 2013	220,587	$27.92	–	25,000,000
Total	312,727		–

(1)
Represents an aggregate of 312,727 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

There were no unregistered sales of equity securities during the period covered by this report.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 1500 Industrial Conglomerates Index for the period commencing December 31, 2008 to December 31, 2013.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2008 in each of our common stock, the S&P 500 Index, and the S&P 1500 Industrial Conglomerates Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
Leucadia National Corporation
S&P 500 Index
S&P 1500 Industrial Conglomerates

Item 6.	Selected Financial Data.

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

	Year Ended December 31,

	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
Net revenues (b)	$10,429,491	$9,405,332	$642,631	$1,429,957	$1,252,329
Expenses	10,076,489	8,075,699	609,321	678,120	672,472
Income from continuing operations before income taxes	472,043	1,418,282	95,323	785,413	539,350
Income tax provision (benefit) (c)	110,741	531,153	62,398	(1,142,943)	32,592
Income from continuing operations (c)	361,302	887,129	32,925	1,928,356	506,758
Income (loss) from discontinued operations, including gain (loss) on disposal, net of taxes	891	(22,488)	(7,969)	11,880	41,837
Net income attributable to Leucadia National
Corporation common shareholders	369,240	854,466	25,231	1,939,312	550,280

Per share:
Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.06	$3.58	$.13	$7.92	$2.10
Income (loss) from discontinued operations, including gain (loss) on disposal	.01	(.09)	(.03)	.05	.18
Net income	$1.07	$3.49	$.10	$7.97	$2.28

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.06	$3.53	$.13	$7.80	$2.07
Income (loss) from discontinued operations, including gain (loss) on disposal	–	(.09)	(.03)	.05	.18
Net income	$1.06	$3.44	$.10	$7.85	$2.25

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA: (a)
Total assets	$47,866,781	$9,349,118	$9,263,189	$9,350,298	$6,762,364
Long-term debt – parent company	1,541,014	954,941	1,470,174	1,546,629	1,622,398
Long-term debt – subsidiaries	6,639,851	403,754	433,479	133,477	146,020
Mezzanine equity	366,075	241,649	235,909	–	–
Shareholders’ equity	10,102,462	6,767,268	6,174,396	6,956,758	4,361,647
Book value per common share	$27.71	$27.67	$25.24	$28.53	$17.93
Cash dividends per common share	$.25	$.25	$.25	$.25	$–

(a)
Subsidiaries are reflected above as consolidated entities from the date of acquisition.  Jefferies was acquired on March 1, 2013.  National Beef was acquired on December 30, 2011; however, since its operating activities subsequent to the acquisition during 2011 were not significant they were not included in the 2011 Consolidated Statement of Operations.  For additional information, see Note 4 to our consolidated financial statements.

(b)
Includes net securities gains (losses) of $244.0 million, $590.6 million, $641.5 million, $179.5 million and $(21.1) million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(c)
At December 31, 2010, we concluded that it was more likely than not that we would be able to realize a portion of the net deferred tax asset; accordingly, $1.157 million of the deferred tax valuation allowance was reversed as a credit to income tax expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations.  This analysis should be read in conjunction with the consolidated financial statements and related footnote disclosures contained in this report and the following “Cautionary Statement for Forward-Looking Information.”

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this report and in our other public filings with the SEC.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

Jefferies Acquisition

On March 1, 2013, Jefferies became one of our wholly-owned subsidiaries.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio"), an aggregate of approximately 119,363,000 of our common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  In addition, each restricted share of Jefferies common stock and each restricted stock unit of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or restricted stock units of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.  We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) now will convert into our common shares.  As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.51 per common share.

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

Corporate Liquidity

We are a holding company whose assets principally consist of the stock of direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities.  We continuously evaluate the retention and disposition of our existing operations and investments and investigate possible acquisitions of new businesses in order to maximize shareholder value.  Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible.  Our principal sources of funds are available cash resources, liquid investments, public and private capital market transactions, repayment of subsidiary advances, funds distributed from subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses and investments.

In addition to cash and cash equivalents, we consider investments classified as available for sale securities as being generally available to meet our liquidity needs.  Securities classified as available for sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of December 31, 2013, the sum of these amounts aggregated $6.8 billion.  However, since $3.7 billion of this amount is pledged as collateral pursuant to various agreements, is held by subsidiaries with outstanding debt (including Jefferies), or by subsidiaries that are party to agreements that restrict our ability to use the funds for other purposes, we do not consider those amounts to be available to meet corporate liquidity needs.  The $3.1 billion that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt and corporate overhead expenses.  In addition, maintaining significant structural liquidity and a stable source of reliable secured financing is a critical component of Jefferies operations.  Jefferies maintains its own liquidity and access to funding in the capital markets, has its own credit rating and issues debt securities.  See below for more information and analysis on Jefferies liquidity.

The holding company’s only long-term cash requirement is to make principal payments on its long-term debt ($1,541.0 million principal outstanding as of December 31, 2013), of which $97.6 million is due in 2014, $458.6 million is due in 2015, $750.0 million in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the cost cannot be predicted.

From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings.  The funds raised have been used by us for general corporate purposes, including for our existing businesses and new investment opportunities.  Our senior debt obligations are rated investment grade by Fitch Ratings and Standard & Poor’s and two levels below investment grade by Moody’s Investors Services.  Ratings issued by bond rating agencies are subject to change at any time.

In March 2013, pursuant to a tender and exchange offer by First Quantum Minerals Ltd., we exchanged our investment in Inmet Mining Corporation for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  During the period ended December 31, 2013, we sold 9,952,313 First Quantum shares for aggregate net cash proceeds of $184.7 million.

On February 25, 2013, we distributed to our shareholders the common shares of Crimson Wine Group Ltd., a holding company through which we historically conducted our winery operations.  The distribution was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes.  Our common shareholders on the record date received one share of Crimson common stock for every ten common shares of Leucadia, with cash in lieu of fractional shares.  The distribution was a condition to the Jefferies acquisition.  As a result, we recorded a dividend of $197.0 million.

During 2013, we paid four quarterly dividends of $0.0625 per share which aggregated $91.3 million for the year.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At December 31, 2013, we had outstanding 364,541,333 common shares and 14,216,884 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 378,758,217 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of February 14, 2014, we are authorized to repurchase 25,000,000 common shares.

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

In the fourth quarter of 2013, we purchased 5% convertible notes issued by Linkem for $81.2 million (€58.9 million principal amount).  If converted, we would own approximately 53% of Linkem’s common equity.

We and certain of our subsidiaries have federal income tax net operating loss carryforwards (“NOLs”) of approximately $3.4 billion at December 31, 2013 and other tax attributes.  The amount and availability of the NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which certain tax benefits may no longer be carried forward.  For more information about the NOLs and other tax attributes, see Note 23 to our consolidated financial statements.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at December 31, 2013 (dollars in thousands):

Total equity	$10,102,462
Less, investment in Jefferies	(5,305,300)
Equity excluding Jefferies	4,797,162
Less, our two largest investments:
National Beef	(793,656)
Premier Entertainment	(234,732)
Equity in a stressed scenario	3,768,774
Less, net deferred tax asset excluding Jefferies amount	(1,285,160)
Equity in a stressed scenario less net deferred tax asset	$2,483,614
Balance sheet amounts:
Available liquidity, per above	$3,061,103
Parent company debt (see Note 18 to our
Consolidated financial statements)	$1,541,014
Ratio of parent company debt to stressed equity:
Maximum	.50	x
Actual, equity in a stressed scenario	.41	x
Actual, equity in a stressed scenario excluding net deferred tax asset	.62	x
Ratio of available liquidity to parent company debt:
Minimum	1.0	x
Actual	2.0	x

In addition, management has indicated that our largest single investment will be not more than 20% of equity excluding Jefferies (currently National Beef), and that the next largest investment will be no more than 10% of equity excluding Jefferies, in each case measured at the time such investment was made.  The ratio of parent company debt to stressed equity excluding the net deferred tax asset exceeded the maximum due to the Senior Notes sold in October 2013.  However, as these notes were issued, in part, to provide funds for notes maturing over the next two years it is considered to be a temporary situation that will not impact our credit ratings.

Jefferies Liquidity

General

The Chief Financial Officer and Global Treasurer of Jefferies are responsible for developing and implementing liquidity, funding and capital management strategies for the Jefferies businesses.  These policies are determined by the nature and needs of day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.

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

A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis.  As a part of this balance sheet review process, capital is allocated to all assets and gross and adjusted balance sheet limits are established.  This process ensures that the allocation of capital and costs of capital are incorporated into business decisions.  The goals of this process are to protect the Jefferies platform, enable the businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.

Jefferies Bache, LLC (Jefferies U.S. futures commission merchant) and Jefferies Bache Limited (Jefferies U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades.  Jefferies LLC (a U.S. broker-dealer), under SEC Rule 15c3-3, and Jefferies Bache, LLC, under CFTC Regulation 1.25, are required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.  Jefferies is required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity.  Similar requirements exist with respect to Jefferies U.K.-based activities conducted through Jefferies Bache Limited and Jefferies Europe (a U.K. broker-dealer).  Customer funds received are separately segregated and “locked-up” apart from Jefferies funds.  If Jefferies rehypothecates customer securities, that activity is conducted only to finance customer activity.  Additionally, Jefferies does not lend customer cash to counterparties to conduct securities financing activity (i.e., Jefferies does not lend customer cash to reverse in securities).  Further, Jefferies has no customer loan activity in Jefferies Europe and does not have any European prime securities operations.  In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of operations.  Jefferies does not transfer U.S. customer assets to its U.K. entities.

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

Of Jefferies total trading assets, approximately 73% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets consisting of bank loans and investments are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At December 31, 2013, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are 3% of total trading assets.

Securities financing assets and liabilities include both financing for financial instruments trading activity and matched book transactions.  Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.  By executing repurchase agreements with central clearing corporations, Jefferies reduces the credit risk associated with these arrangements and decreases net outstanding balances.

The following table presents Jefferies period end balance, average balance and maximum balance at any month end since acquisition for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

Securities purchased under agreements to resell
Period end	$3,747
Month end average	4,936
Maximum month end	6,007

Securities sold under agreements to repurchase
Period end	$10,780
Month end average	13,308
Maximum month end	16,502

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

Cash Capital Policy.  A cash capital model is maintained that measures long-term funding sources against requirements. Sources of cash capital include equity and the noncurrent portion of long-term borrowings.  Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements); and (c) drawdowns of unfunded commitments.  To ensure that Jefferies does not need to liquidate inventory in the event of a funding crises, Jefferies seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies maintains.

Maximum Liquidity Outflow.  Jefferies businesses are diverse, and liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.  During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change.  As a result of Jefferies policy to ensure it has sufficient funds to cover estimates of what may be needed in a liquidity crisis, Jefferies holds more cash and unencumbered securities and has greater long-term debt balances than the businesses would otherwise require.  As part of this estimation process, Jefferies calculates a Maximum Liquidity Outflow that could be experienced in a liquidity crisis.  Maximum Liquidity Outflow is based on a scenario that includes both market-wide stress and firm-specific stress.

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios Jefferies determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies inventory balances and cash holdings.  Jefferies has sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow.

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statement of Financial Condition at December 31, 2013 (in thousands):

		Average Balance
		Fourth Quarter
	Actual	2013 (1)
Cash and cash equivalents:
Cash in banks	$880,443	$713,627
Money market investments	2,680,676	2,062,773
Total cash and cash equivalents	3,561,119	2,776,400

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,316,867	1,044,222
Other (3)	403,738	647,078
Total other sources	1,720,605	1,691,300

Total cash and cash equivalents and other liquidity sources	$5,281,724	$4,467,700

(1)	Average balances are calculated based on weekly balances.
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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 73% of inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statement of Financial Condition at December 31, 2013 (in thousands):

	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,982,877	$137,721
Corporate debt securities	2,250,512	26,983
U.S. Government, agency and municipal securities	2,513,388	400,821
Other sovereign obligations	2,346,485	991,774
Agency mortgage-backed securities (1)	2,976,133	–
Physical commodities	37,888	–

	$12,107,283	$1,557,299

(1)
Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  These securities include pass-through securities, securities backed by adjustable rate mortgages, collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

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

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 84% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.

A significant portion of the financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $195.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at December 31, 2013.  Of the $195.0 million aggregate notes, $135.0 million matures prior to December 2014 and $60.0 million matures in February 2015, bearing interest at a spread over one month LIBOR.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of December 31, 2013, short-term borrowings as bank loans totaled $12.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily bank loans since the Jefferies acquisition were $43.3 million.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at December 31, 2013 is $6.0 billion, which excludes $200.0 million of outstanding borrowings under a long-term revolving Credit Facility.  Jefferies long-term debt has an average maturity exceeding 8 years, excluding the Jefferies Credit Facility.  Jefferies next scheduled maturity is the $250.0 million 5.875% Senior Notes that mature in June 2014.

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

Jefferies long-term debt ratings are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $89.2 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$891,487	$841,539
Jefferies Execution	4,487	4,237

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$197,957	$86,293

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies Europe and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  These provisions will result in modifications to the regulatory capital requirements of some entities, and will result in some entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, LLC and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Consolidated Statements of Cash Flows

As discussed above, we have historically relied on our available liquidity to meet short-term and long-term needs, and to make acquisitions of new businesses and investments.  Except as otherwise disclosed herein, our operating businesses do not generally require significant funds to support their operating activities, and we do not depend on positive cash flow from our operating segments to meet our liquidity needs.  The mix of our operating businesses and investments can change frequently as a result of acquisitions or divestitures, the timing of which is impossible to predict but which often have a significant impact on our Consolidated Statements of Cash Flows in any one period.  Further, the timing and amounts of distributions from investments in associated companies may be outside our control.  As a result, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.

Net cash of $702.3 million and $645.4 million was provided by operating activities in 2013 and 2012, respectively, and net cash of $556.8 million was used for operating activities in 2011.  The change in operating cash flows reflects interest payments received from Chichester Metals Pty Ltd, a subsidiary of Fortescue Metals Group Ltd ($202.2 million in 2012 and $171.7 million in 2011; the note (the “FMG Note”) was redeemed in the fourth quarter of 2012), premiums paid to redeem debt ($17.1 million in 2012 and $6.4 million in 2011) and lower interest payments and greater income tax payments in 2012 as compared to 2011.  In 2013, operating cash flows reflect funds generated by Jefferies of $750.1 million.  National Beef generated funds of $85.4 million and $141.4 million during 2013 and 2012, respectively; manufacturing generated funds of $30.0 million, $27.4 million and $12.8 million during 2013, 2012 and 2011, respectively; and discontinued operations used funds of $9.7 million in 2013 and generated funds of $4.7 million and $15.3 million during 2012 and 2011, respectively.  During 2013, distributions from associated companies principally were received from Berkadia ($69.0 million), Garcadia ($26.0 million) and Jefferies related entities ($37.7 million).  During 2012, distributions from associated companies principally were received from Berkadia ($37.6 million), Jefferies High Yield Holdings, LLC (“JHYH”) ($5.2 million) and Garcadia ($18.4 million).  During 2011, distributions from associated companies principally were received from Berkadia ($23.6 million) and Garcadia ($5.7 million).  Net losses related to real estate, property and equipment, and other assets in 2013 include National Beef’s impairment loss of $63.3 million with respect to its Brawley facility.  Net gains related to real estate, property and equipment, and other assets in 2012 include $526.2 million from the redemption of the FMG Note, and in 2011 include a gain of $81.8 million on forgiveness of debt related to the Myrtle Beach real estate project.

Net cash of $3,323.6 million and $390.7 million was provided by investing activities in 2013 and 2011, respectively, as compared to net cash used for investing activities of $16.6 million in 2012.  During 2012, cash used for investing activities reflects the proceeds received from the redemption of the FMG Note.  Increases to acquisitions of property, equipment and leasehold improvements principally reflect Jefferies in 2013 and National Beef in 2012.  Loans to and investments in associated companies include Garcadia ($38.4 million), Linkem ($107.4 million) and Jefferies related entities ($2,241.2 million) in 2013; Linkem ($23.7 million) in 2012; and Linkem ($88.6 million) and Garcadia ($32.4 million) in 2011.  Capital distributions and loan repayment from associated companies include Garcadia ($14.2 million) and Jefferies related entities ($2,360.7 million) in 2013; Berkadia ($35.0 million) and Garcadia ($12.0 million) in 2012; and Berkadia ($283.5 million), JHYH ($8.7 million), and Garcadia ($10.4 million) in 2011.

Net cash of $270.5 million, $651.7 million and $106.6 million was used for financing activities in 2013, 2012 and 2011, respectively.  Issuance of long-term debt during 2013 primarily reflects $750.0 million principal amount of our 5.50% Senior Notes due 2023, $250.0 million principal amount of our 6.625% Senior Notes due 2043, borrowings by National Beef under its bank credit facility ($106.8 million) and increases in Jefferies debt ($1,034.7 million).  Issuance of long-term debt during 2011 primarily reflects $75.9 million borrowed by National Beef under its revolving credit facility.

Reduction of debt for 2013 includes $94.5 million and $307.4 million, respectively, on the maturity of our 7.75% Senior Notes and 7% Senior Notes, $120.6 million related to National Beef’s debt, $980.0 million related to Jefferies debt and the decrease in repurchase agreements (exclusive of Jefferies) of $391.7 million.  Reduction of debt for 2012 includes redemptions of debt of the parent company ($516.2 million principal amount), a decrease in repurchase agreements and repayments under National Beef’s term loans and bank credit facility.  Reduction of debt for 2011 includes buybacks or maturity of parent company debt ($115.4 million principal amount) and satisfaction of the Myrtle Beach real estate project’s non-recourse indebtedness.  Distributions to noncontrolling interests in 2013 principally represent the redemption of third-party investors in JHYH.  Issuance of common shares primarily reflects the exercise of employee stock options.  Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans.

Our senior note indentures contain covenants that restrict our ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries unless, at the time of such incurrence or issuance, we meet a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Liens, limit the ability of Material Subsidiaries to incur Funded Debt in certain circumstances, and contain other terms and restrictions all as defined in the senior note indentures.  We have the ability to incur substantial additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions.  If we are unable to meet the specified ratio, we would not be able to issue additional Indebtedness or Preferred Stock, but our inability to meet the applicable ratio would not result in a default under its senior note indentures.  The senior note indentures do not restrict the payment of dividends.  Certain of the debt instruments of our subsidiaries require that collateral be provided to the lender; principally as a result of such requirements, the assets of subsidiaries which are subject to limitations on transfer of funds to us was $2.1 billion at December 31, 2013.

As shown below, at December 31, 2013, our contractual cash obligations totaled $12,737.6 million.

		Expected Maturity Date (in millions)
Contractual Cash Obligations	Total	2014	2015	2016 and 2017	2018 and 2019	After 2019

Indebtedness	$7,723.1	$601.9	$987.1	$406.8	$1,775.0	$3,952.3
Estimated interest expense on debt	4,071.6	425.8	406.5	688.0	557.7	1,993.6
Cattle commitments	110.1	110.1	–	–	–	–
Operating leases, net of sublease income	790.1	86.2	67.3	128.6	108.3	399.7
Other	42.7	21.9	4.7	9.4	3.4	3.3

Total Contractual Cash Obligations	$12,737.6	$1,245.9	$1,465.6	$1,232.8	$2,444.4	$6,348.9

Amounts related to our U.S. pension obligations ($56.0 million) are not included in the above table as the timing of payments is uncertain; however, we do not expect to make any contributions to these plans in 2014.  For futher information, see Note 22 in our consolidated financial statements.  In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $173.7 million at December 31, 2013; for more information, see Note 23 in our consolidated financial statements.

Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC, our former telecommunications subsidiary.  When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale.  At December 31, 2013, we had recorded a liability of $55.1 million in our Consolidated Statement of Financial Condition for WilTel’s unfunded defined benefit pension plan obligation.  This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts.  Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.

Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management.  These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets.  The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market.  Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2014 by $0.5 million and the benefit obligation by $9.3 million, of which $8.1 million relates to the WilTel plan.

The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($78.8 million at December 31, 2013).  These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates.  They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year.  The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2014 is $4.3 million.

The assumed long-term rates of return on plan assets are based on the investment objectives of the plans, which are more fully discussed in Note 22 in our consolidated financial statements.

Off-Balance Sheet Arrangements

As shown below, at December 31, 2013, our commitments and guarantees, substantially all of which related to Jefferies, totaled $852,566.6 million.

		Expected Maturity Date (in millions)
Commitments and Guarantees	Total	2014	2015	2016 and 2017	2018 and 2019	After 2019

Equity commitments	$428.2	$1.8	$7.4	$.8	$–	$418.2
Loan commitments	467.6	33.2	19.0	322.6	92.8	–
Mortgage-related commitments	1,515.6	819.9	492.9	202.8	–	–
Forward starting reverse repos and repos	702.3	702.3	–	–	–	–
Derivative contracts (1):
Non credit related	846,683.4	841,439.9	4,695.2	14.7	1.2	532.4
Credit related	2,708.1	–	–	–	2,708.1	–
Standby letters of credit	61.4	54.2	2.2	5.0	–	–

Total Commitments and Guarantees	$852,566.6	$843,051.3	$5,216.7	$545.9	$2,802.1	$950.6

(1)
Certain of Jefferies derivative contracts meet the definition of a guarantee and are therefore included in the above table.  For additional information on commitments, see Note 27, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.  This commitment is not included in the table above as the timing of payments, if any, is uncertain.

In the normal course of business Jefferies engages in other off-balance sheet arrangements, including derivative contracts.  Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition.  Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Trading assets – Derivative contracts or Trading Liabilities – Derivative contracts as applicable.  Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement.  For additional information about our accounting policies and our derivative activities see Note 2, Significant Accounting Policies, Note 6, Fair Value Disclosures, and Note 7, Derivative Financial Instruments, in our consolidated financial statements.

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

At December 31, 2013, Jefferies did not have any commitments to purchase assets from its securitization vehicles.  Jefferies held $387.1 million of mortgage-backed securities issued by VIEs for which it was initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Trading assets on our Consolidated Statement of Financial Condition at December 31, 2013.  For additional information regarding VIEs, see Note 9, Securitization Activities and Note 11, Variable Interest Entities, in our consolidated financial statements.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate all of these estimates and assumptions.  The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on our financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won’t be known until a later date.  Actual results could differ from these estimates.

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

Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and includes all future years that we estimate we will have available NOLs (until 2029).  We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.

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

For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 2, Significant Accounting Policies and Note 6, Fair Value Disclosures, in our consolidated financial statements.

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

National Beef’s beef processing facility located in Brawley, California was originally acquired by National Beef in May 2006.  When National Beef was acquired by us in December 2011, the Brawley facility was recorded at its then fair value, which was based in part on market studies and appraisals prepared by an independent valuation and appraisal firm.  The facility was profitable for periods through 2011 during a period of favorable industry margins and when the plant had access to a sufficient supply of cattle.  However, more recently National Beef has struggled to achieve acceptable gross margins and to overcome the declining supply of fed cattle available to the plant and the fixed cost inefficiencies inherent in a single shift plant.  There is not an adequate supply of fed cattle to operate the plant efficiently and our outlook is for the supply to continue to decline.

After exhausting all opportunities to improve the operating performance of the Brawley beef processing facility, during the fourth quarter of 2013 National Beef concluded that the facility would continue to generate losses for the foreseeable future, resulting in a decision in December 2013 to close the facility in April 2014.  Subsequent to closing the plant, National Beef plans to hold the plant in “mothballed” status indefinitely.  National Beef  evaluated the recoverability of the long-lived assets at Brawley, which had an aggregate carrying amount of $93.2 million at December 31, 2013, and based on its estimate of future undiscounted cash flows concluded that the carrying value was not recoverable and the facility was impaired.  In performing this evaluation, National Beef determined that the Brawley facility is the asset group that represents the lowest level of cash flows that are largely independent of the cash flows of other assets and liabilities.

The management of National Beef engaged an independent valuation and appraisal firm to assist in estimating the fair value of the long-lived assets at Brawley.  National Beef’s estimate of fair value was based on an orderly liquidation technique, which represents the amount that can be realized in a liquidation sale, given a reasonable period of time to find a purchaser, assuming an as-is where-is condition.  In preparing its analysis, National Beef considered current market conditions, replacement cost, as well as the age, physical and functional characteristics of the long-lived assets.

As a result, National Beef concluded that the fair value of the long-lived assets at the Brawley facility is $29.9 million at December 31, 2013, and recorded an impairment loss of $63.3 million, which is reflected in Selling, general and other expenses in the Consolidated Statement of Operations for the year ended December 31, 2013.  As with any estimate of fair value, future market, regulatory and general economic conditions as well as the obsolescence, future deterioration of, or inability to locate a purchaser should National Beef decide to sell the facility could have a significant effect on their future value.

In addition to the long-lived asset impairment charge, National Beef expects to incur additional costs relating to the closing of the facility during 2014.  These costs include costs for fulfilling certain contractual obligations, employee separation and retention, systems decommissioning and various other expenses.  National Beef currently estimates that these costs could be up to $20.0 million in the aggregate.  Under GAAP, these costs may not be accrued until they are actually incurred.

Excluding the National Beef impairment, we recorded impairment charges in Selling, general and other expenses of $20.0 million in 2013 and $4.2 million in 2012; all related to various real estate development projects.  Prior to the impairment charges in 2013, these projects had a book value of $32.3 million; after recognizing the impairment charges the carrying value of the real estate projects was reduced to their estimated fair value of $12.3 million.  Estimates of fair value were principally determined using discounted cash flow analyses and/or current and expected market conditions for the specific geographic area.  For the year ended December 31, 2013, impairment charges related to real estate include an out of period adjustment of $15.4 million to record charges related to prior periods.

Poor economic conditions have adversely affected most of our operations and investments.  A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets and property and equipment (for example, investment banking, beef processing, manufacturing, real estate and certain associated company investments), impairment charges would have to be recorded.

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

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.  The fair values will be based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies as of August 1 did not indicate any goodwill impairment in any of Jefferies reporting units; see Note 14, Intangible Assets, Net and Goodwill in our consolidated financial statements for more information.

Intangible Assets – Intangible assets deemed to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.  Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets, impairment charges would have to be recorded.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value will be determined using valuation techniques consistent with what a market participant would use.  All of our annual indefinite-lived intangible assets were recognized in connection with the Jefferies acquisition, and our impairment testing date is as of August 1.  When tested, there was no significant impairment recognized for intangible assets.

Compensation and Benefits – A portion of Jefferies compensation and benefits represents discretionary bonuses, which are finalized at year end.  In addition to the level of net revenues, Jefferies overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix, profitability, individual and business performance metrics, and use of share-based compensation programs.  We believe the most appropriate way to allocate Jefferies estimated annual total compensation among interim periods is in proportion to projected net revenues earned.  Consequently, during the year we accrue Jefferies compensation and benefits based on annual targeted compensation ratios, taking into account the mix of its revenues and the timing of expense recognition.

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 27, Commitments, Contingencies and Guarantees in our consolidated financial statements.

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

Historically, our pre-tax operating results have not been predictable from period to period, principally as a result of significant gains or losses from strategic transactions that will not recur in future periods, or from investments that are accounted for under the fair value option.  The income or loss recorded on these transactions or investments are typically reflected as part of the corporate segment, and as discussed below we had significant gains from certain investments during 2012 and one during 2013.  Jefferies results are being reflected since its acquisition on March 1, 2013.  The nature of Jefferies business does not produce predictable or necessarily recurring earnings.  We also are expensing all costs related to our investigation and evaluation of our energy industry projects, included in the other operations segment, and these costs increased during 2013 for a specific project nearing the end of its evaluation period.  While our beef processing segment and manufacturing businesses (part of our other operations segment) tend to have more predictable or regular earnings, on a consolidated basis the results of these businesses are often less significant and apparent due to the impact of these other transactions and fair value accounting.

A summary of results of continuing operations for the three years ended December 31, 2013 is as follows (in thousands):

	2013	2012	2011
Income (loss) from continuing operations before
income taxes and income related to
associated companies:
Investment Banking & Capital Markets	$260,984	$–	$–
Beef Processing Services	(42,358)	59,048	–
Other Operations	(108,395)	(38,859)	58,674
Corporate	242,771	1,309,444	(25,364)
Total consolidated income from
continuing operations before income
taxes and income related to
associated companies	$353,002	$1,329,633	$33,310

Investment Banking & Capital Markets

The investment banking and capital markets segment is comprised of Jefferies, which was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the period from the Jefferies acquisition through December 31, 2013 is as follows (in thousands):

Net revenues	$2,134,002
Expenses:
Compensation and benefits	1,213,908
Floor brokerage and clearing fees	150,774
Depreciation and amortization	59,631
Selling, general and other expenses	448,705
1,873,018

Income before income taxes	$260,984

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

The following provides a summary of net revenues by source for the period from the Jefferies acquisition through December 31, 2013 (amounts in thousands):

Sales and trading:
Equities	$578,045
Fixed income	507,285
Total sales and trading	1,085,330
Investment banking:
Capital markets:
Equities	228,394
Debt	410,370
Advisory	369,191
Total investment banking	1,007,955
Other	40,717

Total net revenues	$2,134,002

Net Revenues

Net revenues for the period from the Jefferies acquisition through December 31, 2013 reflect solid performance in Jefferies equity sales and trading business and continued strength in its investment banking platform.  Jefferies fixed income businesses experienced difficult trading conditions for a portion of the period as a result of a change in expectations for interest rates surrounding the Federal Reserve’s plans for tapering its asset purchase program; though fixed income performance significantly improved during the fourth quarter of 2013.  Results include gains of $89.3 million in aggregate within Equities Principal transaction revenues from Jefferies investments in KCG Holdings, Inc. (“Knight Capital”) and Harbinger Group Inc. (“Harbinger”).

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC, which are accounted for under the equity method, as well as any changes in the value of our investments in Knight Capital and Harbinger, which are accounted for at fair value.

Equities revenue includes within Principal transaction revenues a gain of $19.5 million on Jefferies investment in Knight Capital and a gain of $69.8 million from Jefferies investment in Harbinger.  In addition, included within Interest expense is positive income of $33.7 million from the allocation to Jefferies equities business of a portion of the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.

U.S. equity market conditions during the period were characterized by continually increasing stock prices as the U.S. government maintained its monetary stimulus program.  In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 28%, 19% and 14%, respectively, with the S&P Index registering a series of record closing highs.  However, economic data in the U.S. continued to indicate a slow recovery and geopolitical concerns regarding the Middle East and a U.S. federal government shutdown added volatility in the U.S. and international markets.  Despite the rally in the equity markets in 2013, overall market volumes were subdued moderating customer flow in Jefferies U.S. cash equity business, although Jefferies benefited from certain block trading opportunities during the period.

In Europe, liquidity returned to the market as the European Central Bank convinced investors that it would not allow the Eurozone to breakup aiding results to both our cash and option desks, although the results are still impacted by relatively low trading volumes given the region’s fragile economy.  Additionally, Asian equity commissions are stronger, particularly in Japan with new monetary policies increasing trading volumes on the Nikkei Exchange.

Jefferies Securities Finance desk also contributed solidly to Equities revenue for the period and the performance of certain strategic investment strategies were strong.  Revenue from Jefferies sales and trading of convertible securities is reflective of increased market share as we have expanded our team in this business.  Net earnings from Jefferies Finance and LoanCore joint ventures reflect a solid level of securitization deals and loan closings during the 2013 period.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Included within Interest expense for the period is positive income of $40.1 million from the allocation to Jefferies fixed income business of a portion of the amortization of premiums arising from adjusting Jefferies long-term debt to fair value as part of acquisition accounting.

Jefferies second quarter of fiscal 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield.  In May 2013, however, the Treasury market experienced a steep sell-off and credit spreads widened across the U.S. fixed income markets in reaction to an anticipated decrease in Federal Reserve treasury issuances and mortgage debt security purchases in future periods.  These market conditions negatively impacted Jefferies U.S. rates, corporates and U.S. mortgages revenues through August as the volatility made it difficult to realize net revenue from Jefferies customer flow.  In the latter part of the 2013 year, the fixed income markets stabilized with lower volatility and tightening spreads increasing overall customer flows across the various fixed income product classes.

While revenues rebounded towards the end of Jefferies fiscal year for its mortgage-backed securities business, the mid-year sell-off in U.S. Treasuries and the widening of credit spreads for mortgage products negatively impacted the overall results for 2013 by reducing trading volumes and increasing market volatility.  Corporate bond revenues were also negatively impacted by the widening of credit spreads in the third quarter though there was significant improvement during the fourth quarter of 2013 with more robust trading volumes and narrowing credit spreads.  Municipal securities underperformed as an asset class for a large part of the period as investors discounted greater risk than they had previously although investors began to return to the municipal market at the end of the period increasing Jefferies trading volumes.  Components of Jefferies futures business experienced varying degrees of fluctuations in customer trading volume but trading volume was relatively constant when considered overall and across the full period.

While Jefferies U.S. rates, corporates and U.S. mortgages desks underpeformed, its leveraged credit business produced solid results as investors sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market.  Further, the low interest rate environment in the U.S. caused investors to seek higher yields in emerging market debt.  In addition, suppressed long-term interest rates in the U.S. encouraged investment in international mortgage-backed securities resulting in increased trading volumes, improved market liquidity and ultimately increased revenues on Jefferies international mortgage desk, despite experiencing reduced market liquidity and consequently lower levels of secondary market activity during the summer months of 2013.

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

Despite uneven U.S. economic growth and uncertainty surrounding the U.S. Federal Reserve’s decision on quantitative easing, capital market conditions continued to improve due to the availability of low-priced credit and a general rise in the stock market during 2013.  Mergers and acquisition activity gained momentum through the later part of the 2013 period.

Investment banking revenue during Jefferies fourth quarter of 2013 was Jefferies highest quarter ever.  From equity and debt capital raising activities, Jefferies generated $228.4 million and $410.4 million in revenues, respectively. Since the acquisition, Jefferies completed 412 public and private debt financings that raised $162.3 billion in aggregate, as companies took advantage of low borrowing costs and Jefferies completed 130 public equity financings that raised $32.9 billion (111 of which Jefferies acted as sole or joint bookrunner).  Jefferies financial advisory revenues totaled $369.2 million during this period, including revenues from 108 merger and acquisition transactions where Jefferies served as financial advisor.

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards, historical annual share-based compensation awards and the amortization of certain non-annual share-based and cash compensation awards to employees.  Cash and historical share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards.  Accordingly, the compensation expense for a substantial portion of awards granted at year end as part of annual compensation is fully recorded in the year of the award.

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $197.1 million for the period from the Jefferies acquisition through December 31, 2013.  In addition, compensation and benefits expense includes $11.0 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.  Compensation and benefits as a percentage of Net revenues was 56.9% for the period from the Jefferies acquisition through December 31, 2013.

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

Non-compensation expenses include approximately $21.1 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting, $6.3 million in additional lease expense related to recognizing existing leases at their current market value and $11.6 million in merger-related investment banking filing fees.  Additionally, during 2013 an $8.7 million charge was recognized due to vacating certain office space in London.  Other expenses for 2013 include $38.4 million in litigation expenses, which includes litigation costs related to the final judgment on Jefferies last outstanding auction rate securities legal matter and to agreements reached with the relevant authorities pertaining to an investigation of purchases and sales of mortgage-backed securities.

Beef Processing Services

As more fully discussed above, National Beef was acquired in December 2011.  A summary of results of operations for National Beef for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Net revenues	$7,487,724	$7,480,934

Expenses:
Cost of sales	7,308,580	7,269,912
Compensation and benefits	33,447	31,638
Interest	12,272	12,431
Depreciation and amortization	88,483	83,063
Selling, general and other expenses	87,300	24,842
	7,530,082	7,421,886

Income (loss) before income taxes	$(42,358)	$59,048

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during 2012 was the lowest ratio for the corresponding periods during the past ten years and was largely unchanged during 2013.

Revenues were largely unchanged during 2013 as compared to 2012 due primarily to slightly higher selling prices but fewer cattle processed.  Cost of sales increased during 2013 as compared to 2012 as cattle prices rose to record high levels, due in part to the declining U.S. cattle herd, which was exacerbated by drought conditions across key cattle raising areas in 2012.  As a result, gross margins were compressed during 2013.  In addition, National Beef’s profitability during 2013 declined as compared to 2012 due to the reduction in gross margin generated by the consumer-ready facilities, as discussed below.

During 2013, Walmart discontinued using National Beef as a provider of its consumer-ready products.  National Beef has two consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and the other substantially so dedicated.  Total consumer-ready revenues were approximately 7% of National Beef consolidated revenues during 2012, but as a value-added product, consumer-ready products have historically constituted a higher percentage of National Beef’s gross margin.  Since 2008, consumer-ready products have represented from 10% to 26% of National Beef’s total gross margin, and were at the higher end of that range in 2012 due, in part, to reduced gross margin from other National Beef products.  National Beef continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  If National Beef concludes its best course of action is to close one or both consumer-ready facilities, impairment charges may be recorded if the fair value of those facilities on a held for sale basis is less than the book value.

During 2013, the two consumer-ready facilities operated at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities.  In connection with the reduction in the labor force, National Beef recorded charges of approximately $1.9 million during 2013.

As discussed above, during the fourth quarter of 2013 National Beef decided to close its beef processing facility located in Brawley, California; the facility is expected to close in April 2014.  Closing the facility is expected to result in improved cash flows from National Beef’s operations.  National Beef  evaluated the recoverability of the long-lived assets at Brawley, which had an aggregate carrying amount of $93.2 million at December 31, 2013, and based on its estimate of future undiscounted cash flows concluded that the carrying value was not recoverable and the facility was impaired.  As a result, National Beef concluded that the fair value of the long-lived assets at the Brawley facility is $29.9 million at December 31, 2013, and recorded an impairment loss of $63.3 million, which is reflected in Selling, general and other expenses in the Consolidated Statement of Operations for the year ended December 31, 2013.  As with any estimate of fair value, future market, regulatory and general economic conditions as well as the obsolescence, future deterioration of, or inability to locate a purchaser should National Beef decide to sell the facility could have a significant effect on their future value.

In addition to the long-lived asset impairment charge, National Beef expects to incur additional costs relating to the closing of the facility during 2014.  These costs include costs for fulfilling certain contractual obligations, employee separation and retention, systems decommissioning and various other expenses.  National Beef currently estimates that these costs could be up to $20.0 million in the aggregate.  Under GAAP, these costs may not be accrued until they are actually incurred.

Other Operations

A summary of results of operations for other operations for the three years in the period ended December 31, 2013 is as follows (in thousands):

	2013	2012	2011

Net revenues	$347,275	$333,415	$410,526

Expenses:
Cost of sales	259,127	209,834	215,963
Compensation and benefits	22,300	26,759	25,679
Depreciation and amortization	9,386	13,598	13,503
Selling, general and other expenses	164,857	122,083	96,707
	455,670	372,274	351,852

Income (loss) before income taxes	$(108,395)	$(38,859)	$58,674

Other operations include manufacturing, real estate, energy projects and, until it was distributed to shareholders in February 2013, winery operations conducted by Crimson.  Other operations for 2013 also include our newly formed asset management business.  Amounts for Crimson for the years ended December 31, 2013, 2012 and 2011 include revenues of $9.0 million, $48.2 million and $38.6 million, respectively, and pre-tax profits of $1.5 million and $5.4 million for 2013 and 2012, respectively, and were not significant for 2011.  Net revenues in 2011 include a gain of $81.8 million on forgiveness of debt related to the Myrtle Beach real estate project.

For the years ended December 31, 2013, 2012 and 2011, revenues for manufacturing were $310.8 million, $252.9 million and $245.0 million, respectively, revenues for real estate were $16.7 million, $10.9 million and $96.5 million, respectively.  Revenues with respect to government grants to reimburse us for certain expenditures related to energy projects were $3.7 million and $5.4 million for 2013 and 2011, respectively, and were not significant for 2012.

For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization expenses for manufacturing were $13.0 million, $12.0 million and $11.8 million, respectively, and depreciation and amortization expenses for real estate were $3.7 million, $3.6 million and $3.5 million, respectively.  Certain of these amounts are classified within Cost of sales and Selling, general and other expenses.

For the years ended December 31, 2013, 2012 and 2011, selling, general and other expenses for manufacturing were $5.8 million, $5.9 million and $8.2 million, respectively.  Selling, general and other expenses for real estate were $34.1 million, $17.4 million and $10.3 million for 2013, 2012 and 2011, respectively; included in these amounts were impairment charges for various real estate projects of $20.0 million and $4.2 million for 2013 and 2012, respectively.  For the year ended December 31, 2013, impairment charges related to real estate include an out of period adjustment of $15.4 million to record charges related to prior periods.  For the years ended December 31, 2013, 2012 and 2011, selling, general and other expenses also include $91.3 million, $33.2 million and $33.6 million, respectively, related to the investigation and evaluation of our energy projects (principally professional fees and other costs).  Selling, general and other expenses for 2012 include a charge of $20.0 million for estimated potential losses related to a legal proceeding, which is discussed in Note 27, Commitments, Contingencies and Guarantees in our consolidated financial statements.  The change in selling, general and other expenses during 2013 as compared to 2012 also reflects greater legal fees and costs related to certain litigation and lower costs for the winery operations.

For the years ended December 31, 2013, 2012 and 2011, pre-tax profits for manufacturing were $24.9 million, $17.9 million and $2.1 million, respectively.  Real estate generated pre-tax losses of $23.0 million and $11.9 million for 2013 and 2012, respectively, and pre-tax income, inclusive of the gain on debt forgiveness, of $80.9 million in 2011.

Corporate

A summary of results of operations for corporate for the three years in the period ended December 31, 2013 is as follows (in thousands):

	2013	2012	2011

Net revenues	$460,490	$1,590,983	$232,105

Expenses:
Compensation and benefits	83,005	107,748	54,800
Interest	72,217	80,150	111,672
Depreciation and amortization	9,924	19,727	23,296
Selling, general and other expenses	52,573	73,914	67,701
	217,719	281,539	257,469

Income (loss) before income taxes	$242,771	$1,309,444	$(25,364)

Net revenues for corporate include unrealized gains (losses) on corporate securities classified as trading assets for which the fair value option was elected.  Unrealized gains (losses) were $182.7 million, $331.4 million and $(674.4) million for the years ended December 31, 2013, 2012 and 2011, respectively.  Net realized securities gains for corporate aggregated $243.5 million, $590.6 million and $641.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  In 2013, security gains include $227.6 million related to the sale of Inmet.  In 2012 and 2011, security gains included gains of $543.7 million and $628.2 million, respectively, from the sale of our common shares of Fortescue.

Corporate other income was $14.1 million, $649.7 million and $234.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Other income includes $116.8 million and $214.5 million for 2012 and 2011, respectively, related to interest income on the FMG Note.  Corporate other income also includes a gain on the redemption of the FMG Note of $526.2 million in 2012.  Depreciation and amortization expenses include prepaid mining interest amortization related to the FMG Note of $6.9 million and $11.8 million for 2012 and 2011, respectively, which was being amortized over time in proportion to the amount of ore produced.

The decrease in interest expense primarily reflects the maturity of certain of our debt securities during 2013 and repurchases of certain of our debt securities during the prior two years.  Interest expense also reflects the issuance of $750.0 million principal amount of 5 ½% Senior Notes due 2023 and $250.0 million principal amount of 6.625% Senior Notes due 2043 in October 2013.

For the years ended December 31, 2013, 2012 and 2011, compensation and benefits includes accrued incentive bonus expense of $22.1 million, $71.2 million and $8.4 million, respectively, of which $6.5 million, $37.0 million and $(2.1) million, respectively, related to our Senior Executive Annual Incentive Bonus Plan.  Bonus accruals under the Senior Executive Annual Incentive Bonus Plan are based on a percentage of pre-tax profits as defined in the plan.  Other corporate incentive bonuses are discretionary and not determined based on any mathematical formula.  In addition, compensation and benefits for 2013 includes an accrual of $8.3 million related to retention agreements with certain executive officers.

Share-based compensation expense relating to grants made under our senior executive warrant plan and the fixed stock option plan was $9.6 million, $14.3 million and $23.0 million in 2013, 2012 and 2011, respectively.  The change in share-based compensation expense in 2012 as compared to the prior year was principally due to the warrants granted under our senior executive warrant plan in the second quarter of 2011, which were issued and vested 20% upon shareholder approval in the second quarter of 2011.  Share-based compensation expense related to restricted stock awards was $13.2 million for 2013.

Selling, general and other expenses for 2013 include costs related to the acquisition of Jefferies of $7.0 million and consent fees of $2.3 million paid to amend a covenant in our senior note indenture to permit additional borrowings by Material Subsidiaries, as defined.  Selling, general and other expenses include expenses related to the repurchase of certain of our debt securities of $24.2 million and $6.4 million in 2012 and 2011, respectively.  Selling, general and other expenses include costs for the investigation of investment opportunities and fees due for consummated transactions of $5.5 million and $18.8 million in 2012 and 2011, respectively, including $14.8 million related to the acquisition of National Beef in 2011.

Income Taxes

For year ended December 31, 2013, the provision for income taxes includes a charge of $12.3 million to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition.  The tax provision for 2013, 2012 and 2011 includes state and foreign income taxes of $39.1 million, $48.0 million and $33.8 million, respectively.

We elected the fair value option for our investment in Jefferies for periods prior to the Jefferies acquisition in March 2013.  As of December 31, 2012, we had recorded a deferred tax liability related to our investment in Jefferies of $34.0 million.  For the year ended December 31, 2013, the income tax provision includes the reversal of that deferred tax liability.  In addition, since there was no net income tax provision recorded for income related to the fair value option for Jefferies for the year ended December 31, 2013, our effective tax rate was lower as a result of the acquisition, and the impact on the tax provision was a benefit of $64.0 million.

Associated Companies

Income (losses) related to associated companies includes the following for the three years ended December 31, 2013 (in thousands):

	2013	2012	2011

Berkadia	$84,678	$38,026	$29,033
Garcadia companies	39,399	31,738	19,996
Linkem	(22,719)	(18,890)	(2,243)
HomeFed	3,539	1,891	1,410
JHYH	7,178	33,938	11,211
Other	6,966	1,946	2,606
Total	$119,041	$88,649	$62,013

For the year ended December 31, 2013, our share of Berkadia’s income includes an out of period adjustment of $16.4 million to record income related to prior periods.

In partnership with Jefferies, we had an equity investment in JHYH, a broker-dealer engaged in making markets and trading of high yield and special situation securities.  Our interest in JHYH was contributed to Jefferies after the acquisition.

Discontinued Operations

Sangart

In October 2013, we concluded that we would no longer continue to fund Sangart’s research and development operations, through which we had conducted our medical product development operations.  We commenced and completed an orderly shut-down of Sangart’s operations during 2013; as a result, our medical product development operations have been classified as a discontinued operation.  Pre-tax losses of Sangart were $36.5 million, $45.0 million and $42.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Gaming Entertainment

In December 2013, we entered into an agreement to sell Premier, through which we had conducted our gaming entertainment operations, for aggregate cash consideration of $250.0 million.  Closing of the transaction is subject to regulatory approval and customary closing conditions, and is not expected to occur until the second quarter of 2014.  As a result, our gaming entertainment segment has been classified as a discontinued operation.  Revenues for Premier were $115.4 million, $119.3 million and $117.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Pre-tax income for Premier was $18.1 million, $13.2 million and $12.5 million for 2013, 2012 and 2011, respectively.

Oil and Gas Drilling Services

In October 2012, we sold Keen, recorded a pre-tax loss on sale of discontinued operations of $18.0 million and classified its historical operating results as a discontinued operation.  Pre-tax income (losses) of Keen were $(5.3) million in 2012 and $3.5 million in 2011.

Telecommunications

During 2011, additional final payments were received from the buyer of STi Prepaid and we recognized a gain from discontinued operations of $9.7 million.

Other Operations

During the third quarter of 2013, we sold a small power production business and recorded a pre-tax gain on sale of discontinued operations of $6.4 million.

During 2012, we sold our small Caribbean-based telecommunications provider for aggregate consideration of $27.5 million, net of working capital adjustments, and recognized a pre-tax gain on sale of discontinued operations of $11.7 million.  We did not classify this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

Other

Income from discontinued operations also reflects distributions of $5.7 million and $4.7 million for 2012 and 2011, respectively, from Empire, which has been undergoing a voluntary liquidation, was classified as a discontinued operation in 2001 and was written-off based on its expected future cash flows at that time.  During 2013, we sold Empire for cash consideration of $3.2 million, subject to certain post-closing working capital adjustments, and the sale resulted in the recognition of a tax benefit of $5.4 million.  Gain on disposal of discontinued operations reflects an after tax gain of $8.6 million for this sale.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  The discussion of risk is presented separately for Jefferies and the balance of our company.

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

Value-at-Risk

Within Jefferies, Value-at-Risk (VaR) is used as a measurement of market risk using a model that simulates revenue and loss distributions on substantially all financial instruments by applying historical market changes to the current portfolio.  Using the results of this simulation, VaR measures the potential loss in value of our financial instruments over a specified time horizon at a given confidence level.  Jefferies calculates a one-day VaR using a one year look-back period measured at a 95% confidence level.  This implies that, on average, Jefferies expects to realize a loss of daily trading net revenue at least as large as the VaR amount on one out of every twenty trading days.

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

While Jefferies believes the assumptions and inputs in its risk model are reasonable, Jefferies could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions.  Consequently, this VaR estimate is only one of a number of tools Jefferies uses in its daily risk management activities.  When comparing the VaR numbers to those of other firms, it is important to remember that different methodologies and assumptions could produce significantly different results.

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for Jefferies overall trading positions using the past 365 days of historical data.  The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories.  Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.  The following table illustrates the VaR for each component of market risk (in millions).

	Daily VaR (1)
	Value-at-Risk In Trading Portfolios

	VaR as of	Daily VaR for the Year Ended
	November 30, 2013	November 30, 2013
Risk Categories
		Average	High	Low
Interest Rates	$7.33	$5.38	$9.46	$3.68
Equity Prices	12.22	6.57	12.37	3.85
Currency Rates	0.56	0.83	2.07	0.11
Commodity Prices	0.74	0.94	1.70	0.37
Diversification Effect (2)	(4.60)	(3.29)	N/A	N/A
Firmwide	$16.25	$10.43	$16.25	$6.00

(1)
VaR is the potential loss in value of Jefferies trading positions due to adverse market movements over a defined time horizon with a specific confidence level.  For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended November 30, 2013, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.  For the full fiscal year 2013, there were two days when the net trading loss exceeded the 95% one day VaR.  Exclusive of the Knight Capital position, there were no days during the fiscal year when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of or the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2013 (in thousands):

10% Sensitivity

Private investments	$17,518
Corporate debt securities in default	7,231
Trade claims	5,034

Scenario Analysis and Stress Tests

While VaR measures potential losses due to adverse changes in historical market prices and rates, Jefferies uses stress testing to analyze the potential impact of specific events or moderate or extreme market moves on its current portfolio both firm wide and within business segments.  Stress scenarios comprise both historical market price and rate changes and hypothetical market environments, and generally involve simultaneous changes of many risk factors.  Indicative market changes in Jefferies scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates, changes in the shape of the yield curve and large moves in European markets.  In addition, Jefferies also performs ad hoc stress tests and add new scenarios as market conditions dictate.  Because Jefferies stress scenarios are meant to reflect market moves that occur over a period of time, its estimates of potential loss assume some level of position reduction for liquid positions.  Unlike Jefferies VaR, which measures potential losses within a given confidence interval, stress scenarios do not have an associated implied probability; rather, stress testing is used to estimate the potential loss from market moves that tend to be larger than those embedded in the VaR calculation.

Stress testing is performed and reported regularly as part of the risk management process.  Stress testing is used to assess Jefferies aggregate risk position as well as for limit setting and risk/reward analysis.

Counterparty Credit Risk and Issuer Country Exposure

Counterparty Credit Risk

Credit risk is the risk of loss due to adverse changes in a counterparty’s credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. Jefferies is exposed to credit risk as trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations.

It is critical to Jefferies financial soundness and profitability that Jefferies properly and effectively identify, assess, monitor and manage the various credit and counterparty risks inherent in its businesses.  Credit is extended to counterparties in a controlled manner in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction.  All extensions of credit are monitored and managed on a Jefferies enterprise level in order to limit exposure to loss related to credit risk.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables below are for amounts included in our Consolidated Statement of Financial Condition at December 31, 2013 (in millions).

Counterparty Credit Exposure by Credit Rating

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

AAA Range	$–	$0.2	$–	$0.2	$2,680.6	$2,680.8
AA Range	–	104.8	14.7	119.5	144.1	263.6
A Range	–	374.4	56.7	431.1	734.7	1,165.8
BBB Range	71.0	39.9	16.2	127.1	1.7	128.8
BB or Lower	120.3	115.4	9.5	245.2	–	245.2
Unrated	86.6	–	18.6	105.2	–	105.2
Total	$277.9	$634.7	$115.7	$1,028.3	$3,561.1	$4,589.4

Counterparty Credit Exposure by Region

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

Asia/Latin America/Other	$–	$30.9	$11.6	$42.5	$183.3	$225.8
Europe	–	180.3	47.6	227.9	269.3	497.2
North America	277.9	423.5	56.5	757.9	3,108.5	3,866.4
Total	$277.9	$634.7	$115.7	$1,028.3	$3,561.1	$4,589.4

Counterparty Credit Exposure by Industry

	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Total	Cash and Cash Equivalents	Total with Cash and Cash Equivalents

Asset Managers	$–	$7.1	$0.5	$7.6	$2,680.7	$2,688.3
Banks, Broker-dealers	–	354.9	73.8	428.7	880.4	1,309.1
Commodities	–	35.6	9.4	45.0	–	45.0
Other	277.9	237.1	32.0	547.0	–	547.0
Total	$277.9	$634.7	$115.7	$1,028.3	$3,561.1	$4,589.4

For additional information regarding credit exposure to OTC derivative contracts, see Note 7, Derivative Financial Instruments, in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statement of Financial Condition at December 31, 2013 (in millions):

	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$418.8	$(181.5)	$(27.2)	$–	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	–	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	–	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	–	1.8	0.1	–	239.9	239.9
Canada	140.6	(59.0)	18.8	–	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	–	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	–	–	–	–	–	–	130.1	130.1
Luxembourg	75.0	(15.1)	–	–	0.1	–	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	–	0.3	–	104.3	15.0	119.3
Austria	130.2	(32.8)	–	–	5.0	–	0.1	102.4	102.5
Total	$3,370.0	$(1,909.0)	$(7.6)	$–	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was a net long of $194.0 million.

The table below reflects not only Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain but also includes its exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at December 31, 2013.  This table is presented in a manner consistent with how Jefferies management views and monitors these exposures as part of its risk management framework.  Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries.  Accordingly, issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure.  While the economic derivative hedges are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges.  Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security.  Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist.  Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.  Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

(In millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned - Debt securities
Greece	$–	(4)	$9.4	$0.9	(4)	$3.0	$13.3
Ireland	2.1	(4)	18.4	17.9	(4)	–	38.4
Italy	1,088.0	(4)	40.0	49.4	(4)	4.0	1,181.4
Portugal	1.2	(4)	.6	11.3	(4)	6.0	19.1
Spain	224.0	(4)	17.5	25.7	(4)	85.0	352.2
Total fair value of long debt securities (1)	1,315.3	(4)	85.9	105.2	(4)	98.0	1,604.4

Financial instruments sold - Debt securities
Greece	–	(4)	3.6	0.8		–	4.4
Ireland	4.6	(4)	11.6	0.2		–	16.4
Italy	989.7	(4)	12.7	15.2		–	1,017.6
Portugal	–	(4)	0.4	–		–	0.4
Spain	127.0	(4)	15.9	16.9		–	159.8
Total fair value of short debt securities (2)	1,121.3	(4)	44.2	33.1		–	1,198.6

Total net fair value of debt securities	194.0		41.7	72.1		98.0	405.8

Derivative contracts - long notional exposure
Greece	–		1.0	2.8		–	3.8
Ireland	–		17.8	–		–	17.8
Italy	371.0	(5)	–	–		–	371.0
Portugal	–		–	–		–	–
Spain	–		–	0.3		–	0.3
Total notional amount - long (6)	371.0		18.8	3.1		–	392.9

Derivative contracts - short notional exposure
Greece	–		2.0	–		–	2.0
Ireland	–		9.8	6.6		–	16.4
Italy	276.4	(5)	–	20.4		–	296.8
Portugal	–		–	–		–	–
Spain	–		–	–		–	–
Total notional amount - short (6)	276.4		11.8	27.0		–	315.2

Total net derivative notional exposure (3)	94.6		7.0	(23.9)		–	77.7

Total net exposure to select European countries	$288.6		$48.7	$48.2		$98.0	$483.5

(1)
Long securities represent the fair value of debt securities and are presented within Trading assets on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenue.

(2)
Short securities represent the fair value of debt securities sold short and are presented within Trading liabilities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenue.

(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
(4)
Classification of securities by country and by issuer type is presented based on the view of Jefferies Risk Management Department.  Jefferies Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation.  The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

(5)	These positions are comprised of bond futures executed on exchanges outside Italy.
(6)	See further information regarding derivatives on the tables following.

(In millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Financial instruments owned:
Long sovereign debt securities (1)	$–	$2.1	$1,088.0	$1.2	$224.0	$1,315.3
Long non-sovereign debt securities (1)	13.3	36.3	93.4	17.9	128.2	289.1
Total long debt securities	13.3	38.4	1,181.4	19.1	352.2	1,604.4

Trading liabilities, financial instruments sold, not yet purchased:
Short sovereign debt securities (1)	–	4.6	989.7	–	127.0	1,121.3
Short non-sovereign debt securities (1)	4.4	11.8	27.9	0.4	32.8	77.3
Total short debt securities	4.4	16.4	1,017.6	0.4	159.8	1,198.6

Net fair value - debt securities	8.9	22.0	163.8	18.7	192.4	405.8
Net derivatives notional amount	1.8	1.4	74.2	–	0.3	77.7

Total net exposure to select European countries	$10.7	$23.4	$238.0	$18.7	$192.7	$483.5

(1)
Classification of securities by country and by issuer type is presented based on the view of Jefferies Risk Management Department.  Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation.  The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain, as reflected in our Consolidated Statement of Financial Condition at December 31, 2013.  The information is presented based on the notional amount of the contracts and the domicile of the issuer.  For credit default swaps, there is immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

(In millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long notional exposure
Credit default swaps	$–	$–	$–	$–	$–	$–
Bond future contracts	–	–	371.0	–	–	371.0
Listed equity options	3.8	17.8	–	–	0.3	21.9
Total notional amount - long	3.8	17.8	371.0	–	0.3	392.9

Derivative contracts - short notional exposure
Credit default swaps	–	–	20.4	–	–	20.4
Bond future contracts	–	–	276.4	–	–	276.4
Listed equity options	2.0	16.4	–	–	–	18.4
Total notional amount - short	2.0	16.4	296.8	–	–	315.2

Net derivatives notional amount	$1.8	$1.4	$74.2	$–	$0.3	$77.7

The following table provides the fair value of the above derivative contracts (in millions):

	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long fair value
Credit default swaps	$–	$–	$–	$–	$–	$–
Bond future contracts	–	–	–	–	–	–
Listed equity options	2.7	1.2	–	–	–	3.9
Total fair value - long	2.7	1.2	–	–	–	3.9

Derivative contracts - short fair value
Credit default swaps	–	–	0.2	–	–	0.2
Bond future contracts	–	–	–	–	–	–
Listed equity options	0.1	1.8	–	–	–	1.9
Total fair value - short	0.1	1.8	0.2	–	–	2.1

Net derivatives fair value	$2.6	$(0.6)	$(0.2)	$–	$–	$1.8

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

	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$–	$–	$–
Ireland	5.5	65.7	(60.2)
Italy	899.2	1,162.5	(263.3)
Portugal	–	2.8	(2.8)
Spain	89.3	218.5	(129.2)
Total	$994.0	$1,449.5	$(455.5)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

For the fourth quarter of 2013, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance

Financial instruments owned - Debt securities
Greece	$–	$–	$–
Ireland	1.1	5.3	6.4
Italy	1,123.1	1,193.5	2,316.6
Portugal	0.1	1.0	1.1
Spain	93.2	195.0	288.2

Total average fair value of long debt securities (1)	1,217.5	1,394.8	2,612.3

Financial instruments sold - Debt securities
Greece	–	–	–
Ireland	–	5.1	5.1
Italy	377.3	1,383.6	1,760.9
Portugal	–	1.3	1.3
Spain	0.1	131.8	131.9

Total average fair value of short debt securities	377.4	1,521.8	1,899.2

Total average net fair value of debt securities	840.1	(127.0)	713.1

Derivative contracts - long notional exposure
Greece	–	–	–
Ireland	–	–	–
Italy	–	116.2 (2)	116.2	(2)
Portugal	–	–	–
Spain	–	–	–

Total average notional amount – long	–	116.2	116.2

Derivative contracts - short notional exposure
Greece	–	–	–
Ireland	–	–	–
Italy	–	350.4	350.4
Portugal	–	–	–
Spain	–	–	–

Total average notional amount - short	–	350.4	350.4

Total average net derivative notional exposure (3)	–	(234.2)	(234.2)

Total average net exposure to select European countries	$840.1	$(361.2)	$478.9

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

Collateral management of the risk due to exposure from these sovereign obligations is subject to Jefferies overall collateral and cash management risk framework.

Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk.

Our financial instrument portfolio is primarily classified as available for sale, and consequently, is recorded at fair value with unrealized gains and losses reflected in equity.  Included in our available for sale portfolio are fixed income securities, which comprised approximately 91% of the total available for sale portfolio at December 31, 2013.  These fixed income securities are primarily rated “investment grade” or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises.  The estimated weighted average remaining life of these fixed income securities was approximately 1.6 years at December 31, 2013.  Our fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  At December 31, 2012 fixed income securities comprised approximately 71% of the total portfolio and had an estimated weighted average remaining life of 1.6 years.

Also included in the available for sale portfolio are equity securities, which are recorded at an aggregate fair value of $252.5 million (aggregate cost of $198.3 million) and which comprised approximately 9% of our total available for sale portfolio at December 31, 2013.  The majority of this amount consists of the investment in First Quantum common shares, which is carried at fair value of $148.7 million.  We evaluate our portfolio for impairment on a quarterly basis.

The following table provides information about our financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates.

For additional information see Note 10 to our consolidated financial statements.

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government	$1,781,266	$-	$-	$-	$-	$-	$1,781,266	$1,781,266
Weighted-Average Interest Rate	.21%

Residential mortgage-backed: Rated Investment Grade	$92,525	$83,541	$62,383	$48,388	$38,131	$202,004	$526,972	$526,972
Weighted-Average Interest Rate	2.82%	2.78%	2.76%	2.72%	2.69%	2.63%
Rated Less Than Investment Grade/Not Rated	$19,833	$14,823	$7,069	$2,668	$2,089	$5,708	$52,190	$52,190
Weighted-Average Interest Rate	4.11%	4.20%	4.27%	4.84%	4.79%	4.40%

Commercial mortgage-backed:
Rated Investment Grade	$-	$-	$-	$1,493	$-	$-	$1,493	$1,493
Weighted-Average Interest Rate				3.16%
Rated Less Than Investment Grade/Not Rated	$2,914	$4,891	$1,558	$3,809	$103	$3,217	$16,492	$16,492
Weighted-Average Interest Rate	.79%	1.68%	5.88%	5.57%	5.41%	5.48%

Other asset-backed:
Rated Investment Grade	$63,188	$68,551	$22,120	$14,055	$-	$-	$167,914	$167,914
Weighted-Average Interest Rate	3.04%	4.25%	3.54%	3.50%
Rated Less Than Investment Grade/Not Rated	$4,334	$11,187	$601	$-	$-	$-	$16,122	$16,122
Weighted-Average Interest Rate	4.50%	4.19%	4.50%

All other corporates:
Rated Investment Grade	$-	$1,032	$946	$-	$-	$-	$1,978	$1,978
Weighted-Average Interest Rate		3.88%	6.75%
Rated Less Than Investment Grade/Not Rated	$6,381	$16,128	$18,557	$2,493	$5,087	$539	$49,185	$49,185
Weighted-Average Interest Rate	7.16%	3.52%	6.49%	7.25%	5.75%	6.75%

Item 8.           Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2013.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.        Other Information.

Not applicable.

PART III

Item 10.        Directors, Executive Officers of the Registrant and Corporate Governance.

Information with respect to this item will be contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

We have a code of Business Practices, which is applicable to all directors, officers and employees, and includes a Code of Practice applicable to our principal executive officer and senior financial officers.  Both of the Code of Business Practice and Code of Practice are available on our website.  We intend to post amendments to or waivers from our Code of Practice on our website as required by applicable law.

Item 11.        Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.         Principal Accountant Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

(a)(1)             Financial Statements.

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Statements of Financial Condition at December 31, 2013 and 2012	F-2
Consolidated Statements of Operations for the years ended December 31, 2013,
2012 and 2011	F-3
Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013,
2012 and 2011	F-6
Consolidated Statements of Changes in Equity for the years ended
December 31, 2013, 2012 and 2011	F-8
Notes to Consolidated Financial Statements	F-9

(2)	Financial Statement Schedules.

Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	See Item 15(b) below for a complete list of Exhibits to this report, including Executive Compensation Plans and Arrangements.

(b)                 Exhibits.

We will furnish any exhibit upon request made to our Corporate Secretary, 520 Madison Avenue, New York, NY 10022.  We charge $.50 per page to cover expenses of copying and mailing.

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.

2.1
Agreement and Plan of Merger, dated as of November 11, 2012, by and among Leucadia National Corporation, Limestone Merger Sub, LLC, Jefferies Group, Inc., JSP Holdings, Inc. and Jasper Merger Sub, Inc. (filed as Exhibit 2.1 of the Current Report on Form 8-K filed by Jefferies Group, Inc. on November 13, 2012).*

2.2
Agreement and Plan of Merger, dated as of November 11, 2012, by and among Leucadia National Corporation, Limestone Merger Sub, LLC, Jefferies Group, Inc., JSP Holdings, Inc. and Jasper Merger Sub, Inc. (filed as Exhibit 2.2 of the Current Report on Form 8-K filed by Jefferies Group, Inc. on November 13, 2012).*

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

3.7
Certificate of Amendment to the Certificate of Incorporation dated as of February 26, 2013 (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K on March 1, 2013 (the “March 1, 2013 Form 8-K”).*

3.8	Certificate of Amendment to the Certificate of Incorporation dated as of February 26, 2013 (filed as Exhibit 3.8 to the March 1, 2013 Form 8-K).*

3.9	Amended and Restated By-laws of Leucadia National Corporation (filed as Exhibit 3.9 to the March 1, 2013 Form 8-K).*

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

10.31	1999 Stock Option Plan as Amended and Restated (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-169377)).* +

10.32	Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (the “February 24, 2012 8-K”)).* +

10.33	Leucadia National Corporation 2003 Incentive Compensation Plan (filed as Appendix II to the Company’s Proxy Statement dated June 27, 2013 (the “2013 Proxy Statement”)).* +

10.34	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2013).* +

10.35	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2013).* +

10.36	Leucadia National Corporation 1999 Directors’ Stock Compensation Plan (filed as Appendix II to the 2013 Proxy Statement).* +

10.37	Leucadia National Corporation 2011 Senior Executive Warrant Plan (filed as Annex A to the Company’s Proxy Statement dated April 13, 2011).* +

10.38	Form of Common Share Purchase Warrant (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “2nd Quarter 2011 10-Q”)).* +

10.39	Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).* +

10.40
Amendment No. 1, dated as of May 16, 2006, to the Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006). * +

10.41	Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).* +

10.42	Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan, as amended May 16, 2006 (filed as Annex A to the Company’s Proxy Statement dated April 17, 2006).* +

10.43	Employment Agreement made as of June 30, 2005 by and between the Company and Joseph S. Steinberg (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 13, 2005 8-K).* +

10.44
Exhibit 1 to the Agreement and Plan of Reorganization between the Company and TLC Associates, dated February 23, 1989 (filed as Exhibit 3 to Amendment No. 12 to the Schedule 13D dated December 29, 2004 of Ian M. Cumming and Joseph S. Steinberg with respect to the Company).*

10.45	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 31 of the Company’s Proxy Statement dated April 13, 2012).* +

10.46	Credit Agreement dated as of December 10, 2009 among Berkadia Commercial Mortgage LLC and BH Finance LLC (filed as Exhibit 10.1 to the 2nd Quarter 2011 10-Q).*

10.47
Amendment No. 1 to Credit Agreement dated as of October 29, 2010 among Berkadia Commercial Mortgage LLC, BH Finance LLC and Baldwin Enterprises, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.48
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

10.49	Retention Agreement, dated March 1, 2010, between Leucadia National Corporation and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2010).*+

10.50
Form of Retention Agreement, dated June 22, 2010, between Leucadia National Corporation and Thomas E. Mara/Joseph A. Orlando (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2010).* +

10.51	Form of Amended Retention Agreement for Thomas E. Mara, Joseph A. Orlando, and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2012).* +

10.52	Employment Agreement, dated as of June 24, 2013, between Leucadia National Corporation and Justin R. Wheeler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2013.)* +

10.53	Participation Agreement dated as of October 29, 2010 between Baldwin Enterprises, Inc. and BH Finance LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.54
Amendment No. 1 to Guaranty dated as of October 29, 2010 made by Leucadia National Corporation in favor of BH Finance LLC in its own capacity as a lender under the Credit Agreement referred to therein and on behalf of each of the other Secured Parties under the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 5, 2010).*

10.55
Membership Interest Purchase Agreement among Leucadia National Corporation, National Beef Packing Company, LLC, U.S. Premium Beef, LLC, NBPCo Holdings, LLC, TKK Investments, LLC, TMKCo, LLC and TMK Holdings, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 30, 2011 (the “December 30, 2011 8-K”)).*

10.56	First Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, dated as of December 30, 2011 (filed as Exhibit 10.1 to the December 30, 2011 8-K).*

10.57	Cattle Purchase and Sale Agreement by and between National Beef Packing Company, LLC and U.S. Premium Beef, LLC, dated as of December 30, 2011 (filed as Exhibit 10.6 to the December 30, 2011 8-K).*

10.58	Summary of executive compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed January 29, 2014 (the “January 29, 2014 Form 8-K”)).* +

10.59	Summary of executive compensation for Michael J. Sharp (filed as Exhibit 10 to the January 29, 2014 Form 8-K).* +

10.60	Summary of executive compensation for Richard B. Handler and Brian P. Friedman (filed as Exhibit 10 to the January 29, 2014 Form 8-K).* +

10.61
General Termination and Release dated as of December 31, 2011 by and among Berkadia Commercial Mortgage LLC, BH Finance LLC, Baldwin Enterprises, Inc., Berkadia Commercial Mortgage Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the February 24, 2012 8-K*

10.62	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

10.63
Deed of Release, Termination and Settlement dated as of September 19, 2012 between Fortescue Metals Group Ltd and Chichester Metals Pty Ltd and John Andrew Henry Forrest and Leucadia National Corporation and Baldwin Enterprises, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2012).*

10.64
Voting Agreement, dated as of November 11, 2012, by and among the Company, BEI Jeffvest, LLC and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Jefferies Group, Inc.

               on November 13, 2012).*

10.65	Memo of Terms (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 11, 2012).*+

10.66
Membership Interest Purchase Agreement by and among GAR, LLC, Premier Entertainment Biloxi LLC, Leucadia National Corporation and Twin River Management Group, Inc., dated as of December 14, 2013 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 16, 2013).*

10.67
Letter Agreement, dated as of February 15, 2013, among Jefferies Group, Inc., JSP Holdings, Inc., Leucadia National Corporation, Massachusetts Mutual Life Insurance Company and C.M. Life Insurance Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 26, 2013).*

21	Subsidiaries of the registrant.

23.1
Consent of PricewaterhouseCoopers LLP, with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318), Form S-3 (No. 333-191533), and Form  S-4 (No. 333-185318).

23.2
Consent of PricewaterhouseCoopers LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group, Inc. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318), Form S-3 (No. 333-191533), and Form S-4 (No. 333-185318).

23.3
Consent of independent auditors from Deloitte & Touche LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group, Inc. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318), Form S-3 (No. 333-191533), and Form S-4 (No. 333-185318).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

(c)	Financial statement schedules.

(1)
Jefferies Group, Inc. financial statements for the three months ended February 28, 2013, and Jefferies Group, Inc. financial statements as of November 30, 2012 and 2011, and for the years ended November 30, 2012 and 2011.

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

LEUCADIA NATIONAL CORPORATION

Date: February 28, 2014	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

February 28, 2014	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

February 28, 2014	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

February 28, 2014	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

February 28, 2014	By:	/s/ Joseph A. Orlando	Vice President and Chief Financial Officer
		Joseph A. Orlando	(Principal Financial Officer)

February 28, 2014	By:	/s/ Barbara L. Lowenthal	Vice President and Comptroller
		Barbara L. Lowenthal	(Principal Accounting Officer)

February 28, 2014	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

February 28, 2014	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

February 28, 2014	By:	/s/ W. Patrick Campbell	Director
W. Patrick Campbell

February 28, 2014	By:	/s/ Robert E. Joyal	Director
Robert E. Joyal

February 28, 2014	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

February 28, 2014	By:	/s/ Michael T. O’Kane	Director
Michael T. O’Kane

February 28, 2014	By:	/s/ Stuart H. Reese	Director
Stuart H. Reese

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Leucadia National Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 28, 2014

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2013 and 2012
(Dollars in thousands, except par value)

	2013	2012
ASSETS
Cash and cash equivalents	$3,907,595	$145,960
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,616,602	–
Financial instruments owned, including securities pledged of $13,253,537 and $406,828:
Trading assets, at fair value	16,699,542	1,077,172
Available for sale securities	2,866,143	3,356,992
Total financial instruments owned	19,565,685	4,434,164
Investments in managed funds	57,285	–
Loans to and investments in associated companies	1,258,341	807,474
Securities borrowed	5,359,846	–
Securities purchased under agreements to resell	3,746,920	–
Securities received as collateral	11,063	–
Receivables from brokers, dealers and clearing organizations	2,180,996	6,824
Receivables from customers of securities operations	1,046,945	–
Property, equipment and leasehold improvements, net	885,859	857,360
Intangible assets, net	1,020,529	829,831
Goodwill	1,748,099	24,195
Deferred tax asset, net	1,809,943	1,214,615
Other assets	1,651,073	1,028,695
Total	$47,866,781	$9,349,118

LIABILITIES
Short-term borrowings	$12,000	$–
Trading liabilities, at fair value	7,293,102	–
Securities loaned	2,506,122	–
Securities sold under agreements to repurchase	10,779,845	391,705
Other secured financings	234,711	–
Obligation to return securities received as collateral	11,063	–
Payables to brokers, dealers and clearing organizations	1,379,243	854
Payables to customers of securities operations	5,208,768	–
Trade payables, expense accruals and other liabilities	1,721,934	588,580
Long-term debt – parent company	1,541,014	954,941
Long-term debt – subsidiaries	6,639,851	403,754
Total liabilities	37,327,653	2,339,834

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests in subsidiary	241,075	241,649
Mandatorily redeemable convertible preferred shares	125,000	–

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
364,541,333 and 244,582,588 shares issued and outstanding, after deducting
46,695,470 and 47,006,711 shares held in treasury	364,541	244,583
Additional paid-in capital	4,881,031	1,577,528
Accumulated other comprehensive income	538,050	705,129
Retained earnings	4,318,840	4,240,028
Total Leucadia National Corporation shareholders’ equity	10,102,462	6,767,268
Noncontrolling interest	70,591	367
Total equity	10,173,053	6,767,635

Total	$47,866,781	$9,349,118

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except per share amounts)

	2013	2012	2011

Revenues:
Beef processing services	$7,486,332	$7,479,251	$–
Commissions	472,596	–	–
Principal transactions	574,895	331,359	(674,375)
Investment banking	997,955	–	–
Interest income	737,780	20,492	31,533
Net realized securities gains	243,957	590,581	641,476
Other	489,237	983,649	643,997
Total revenues	11,002,752	9,405,332	642,631
Interest expense	573,261	–	–
Net revenues	10,429,491	9,405,332	642,631

Expenses:
Cost of sales	7,567,707	7,479,746	215,963
Compensation and benefits	1,352,660	166,145	77,903
Floor brokerage and clearing fees	150,774	–	–
Interest	84,964	92,581	111,707
Depreciation and amortization	167,425	116,388	36,799
Selling, general and other expenses	752,959	220,839	166,949
	10,076,489	8,075,699	609,321
Income from continuing operations before income
taxes and income related to associated companies	353,002	1,329,633	33,310
Income related to associated companies	119,041	88,649	62,013
Income from continuing operations before income taxes	472,043	1,418,282	95,323
Income tax provision	110,741	531,153	62,398
Income from continuing operations	361,302	887,129	32,925
Loss from discontinued operations, net of income tax
(benefit) of $(6,563), $(12,660) and $(11,475)	(12,224)	(18,361	(14,254)
Gain (loss) on disposal of discontinued operations, net of income tax
provision (benefit) of $(3,009), $(2,222) and $3,384	13,115	(4,127	6,285
Net income	362,193	864,641	24,956
Net loss attributable to the noncontrolling interest	1,162	2,060	275
Net (income) loss attributable to the redeemable noncontrolling
interests	9,282	(12,235	–
Preferred stock dividends	(3,397)	–	–
Net income attributable to Leucadia National
Corporation common shareholders	$369,240	$854,466	$25,231
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except per share amounts)

	2013	2012	2011

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.06	$3.58	$.13
Loss from discontinued operations	(.03)	(.07)	(.05)
Gain (loss) on disposal of discontinued operations	.04	(.02)	.02
Net income	$1.07	$3.49	$.10

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.06	$3.53	$.13
Loss from discontinued operations	(.03)	(.07)	(.05)
Gain (loss) on disposal of discontinued operations	.03	(.02)	.02
Net income	$1.06	$3.44	$.10

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$367,291	$875,505	$31,373
Loss from discontinued operations, net of taxes	(11,166)	(16,912)	(12,427)
Gain (loss) on disposal of discontinued operations, net of taxes	13,115	(4,127)	6,285
Net income	$369,240	$854,466	$25,231

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net income	$362,193	$864,641	$24,956
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$(543), $53,903 and $(171,702)	(979)	97,086	(309,256)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$118,292, $162,014 and $245,597	(213,058)	(291,807)	(442,350)
Net change in unrealized holding gains (losses) on investments, net of
income tax provision (benefit) of $(118,835),$(108,111) and $(417,299)	(214,037)	(194,721)	(751,606)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $865, $(1,626)
and $372	22,900	(2,929)	670
Less: reclassification adjustment for foreign exchange (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $0, $0 and $0	–	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $865, $(1,626) and $372	22,900	(2,929)	670

Net unrealized gains (losses) on derivatives arising during the
period, net of income tax provision (benefit) of $(9), $(86) and $0	(15)	(154)	–
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit)
of $0, $0 and $0	–	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $(9), $(86) and $0	(15)	(154)	–

Net pension and postretirement gains (losses) arising during the period, net of income tax provision (benefit) of $11,685, $(6,998)
and $(13,919)	19,274	(12,606)	(25,070)
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $(2,665), $(1,731) and $(590)	4,799	3,118	1,064
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $14,350, $(5,267) and $(13,329)	24,073	(9,488)	(24,006)

Other comprehensive loss, net of income taxes	(167,079)	(207,292)	(774,942)

Comprehensive income (loss)	195,114	657,349	(749,986)
Comprehensive loss attributable to the noncontrolling interest	1,162	2,060	275
Comprehensive (income) loss attributable to the redeemable
noncontrolling interests	9,282	(12,235)	–
Preferred stock dividends	(3,397)	–	–

Comprehensive income (loss) attributable to Leucadia National
Corporation common shareholders	$202,161	$647,174	$(749,711)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net cash flows from operating activities:
Net income	$362,193	$864,641	$24,956
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	70,047	484,974	22,424
Depreciation and amortization of property, equipment and leasehold improvements	111,175	96,507	68,059
Other amortization	27,789	73,606	28,564
Share-based compensation	87,309	14,459	23,264
Provision for doubtful accounts	13,945	10,707	750
Net securities gains	(243,957)	(590,581)	(641,476)
Income related to associated companies	(211,221)	(88,649)	(62,013)
Distributions from associated companies	137,098	65,461	31,927
Net (gains) losses related to real estate, property and equipment, and other assets	94,074	(528,188)	(95,687)
Income related to Fortescue’s Pilbara project, net of proceeds received	–	107,881	(24,222)
(Gain) loss on disposal of discontinued operations	(10,106)	6,349	(9,669)
Change in estimated litigation reserve	–	20,000	(2,241)
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited
with clearing and depository organizations	113,754	–	–
Trading assets	(383,682)	120,857	116,198
Investments in managed funds	2,674	–	–
Securities borrowed	(41,678)	–	–
Securities purchased under agreements to resell	(156,197)	–	–
Receivables from brokers, dealers and clearing organizations	336,263	–	–
Receivables from customers of securities operations	225	–	–
Other assets	(70,202)	(42,436)	(5,555)
Trading liabilities	(2,511,777)	–	–
Securities loaned	600,539	–	–
Securities sold under agreements to repurchase	2,794,412	–	–
Payables to brokers, dealers and clearing organizations	(507,722)	–	–
Payables to customers of securities operations	(249,305)	–	–
Trade payables, expense accruals and other liabilities	345,345	30,348	(36,262)
Other	(8,655)	(497)	4,212
Net cash provided by (used for) operating activities	702,340	645,439	(556,771)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements	(137,130)	(71,325)	(38,586)
Acquisitions of and capital expenditures for real estate investments	(28,999)	(7,689)	(8,032)
Proceeds from disposals of real estate, property and equipment, and other assets	24,400	10,728	26,434
Net change in restricted cash	86	4,816	10,519
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	20,997	130,753	10,922
Proceeds from redemption of FMG Note	–	715,000	–
Cash acquired upon acquisition of Jefferies Group LLC	3,017,958	–	–
Acquisitions, net of cash acquired	–	(25,232)	(1,019,041)
Advances on notes and other receivables	(1,934)	(4,818)	(4,511)
Collections on notes, loans and other receivables	18,852	31,021	19,392
Loans to and investments in associated companies	(2,388,540)	(35,964)	(124,313)
Capital distributions and loan repayment from associated companies	2,381,145	51,196	313,591
Purchases of investments (other than short-term)	(3,789,166)	(2,689,715)	(3,532,925)
Proceeds from maturities of investments	2,368,734	397,886	506,061
Proceeds from sales of investments	1,838,029	1,475,327	4,227,660
Other	(810)	1,397	3,498
Net cash provided by (used for) investing activities	3,323,622	(16,619)	390,669
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$2,152,937	$1,022	$93,116
Change in short-term borrowings	(88,000)	–	–
Reduction of debt	(1,894,301)	(572,924)	(144,558)
Purchase of interest in subsidiary by noncontrolling interest	–	–	7,500
Issuance of common shares	5,557	–	7,126
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	(21,042)	–	–
Net distributions to redeemable noncontrolling interests	(8,073)	(12,722)	–
Distributions to noncontrolling interests	(355,086)	(3,909)	(5,843)
Contributions from noncontrolling interests	65,870	1,083	660
Purchase of common shares for treasury	(40,024)	–	(155)
Dividends paid	(91,335)	(61,146)	(61,146)
Other	2,990	(3,112)	(3,337)
Net cash used for financing activities	(270,507)	(651,708)	(106,637)

Effect of foreign exchange rate changes on cash	6,180	358	(111)

Net increase (decrease) in cash and cash equivalents	3,761,635	(22,530)	(272,850)
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	145,960	168,490	441,340
Cash and cash equivalents at December 31, including cash classified as assets of
discontinued operations	$3,907,595	$145,960	$168,490

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$722,695	$103,999	$112,771
Income tax payments, net	$75,925	$37,355	$26,175

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$3,385,699	$–	$–
Issuance of mandatorily redeemable convertible preferred shares for
acquisition of Jefferies Group LLC	$125,000	$–	$–

Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd.,
which was spun off	$175,958	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2011	$243,808	$1,542,964	$1,687,363	$3,482,623	$6,956,758	$6,623	$6,963,381
Net income				25,231	25,231	(275)	24,956
Other comprehensive loss, net of taxes			(774,942)		(774,942)		(774,942)
Contributions from noncontrolling interests					–	660	660
Distributions to noncontrolling interests					–	(5,843)	(5,843)
Change in interest in consolidated subsidiary		(1,982)			(1,982)	2,700	718
Share-based compensation expense		23,264			23,264		23,264
Exercise of warrants to purchase common
shares	523	(523)			–		–
Exercise of options to purchase common
shares, including excess tax benefit	256	7,112			7,368		7,368
Purchase of common shares for treasury	(4)	(151)			(155)		(155)
Dividends ($.25 per common share)				(61,146)	(61,146)		(61,146)

Balance, December 31, 2011	244,583	1,570,684	912,421	3,446,708	6,174,396	3,865	6,178,261
Net income				854,466	854,466	(2,060)	852,406
Other comprehensive loss, net of taxes			(207,292)		(207,292)		(207,292)
Contributions from noncontrolling interests					–	1,083	1,083
Distributions to noncontrolling interests					–	(3,909)	(3,909)
Change in interest in consolidated subsidiary		(1,388)			(1,388)	1,388	–
Share-based compensation expense		14,459			14,459		14,459
Change in fair value of redeemable
noncontrolling interests		(6,227)			(6,227)		(6,227)
Dividends ($.25 per common share)				(61,146)	(61,146)		(61,146)

Balance, December 31, 2012	244,583	1,577,528	705,129	4,240,028	6,767,268	367	6,767,635
Net income				369,240	369,240	(1,162)	368,078
Other comprehensive loss, net of taxes			(167,079)		(167,079)		(167,079)
Acquisition of Jefferies Group LLC	119,363	3,266,336			3,385,699	356,180	3,741,879
Distribution of common shares of Crimson
Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests					–	65,870	65,870
Distributions to noncontrolling interests					–	(355,086)	(355,086)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	–
Change in fair value of redeemable
noncontrolling interests		(16,781)			(16,781)		(16,781)
Exercise of options to purchase common
shares, including excess tax benefit	184	4,361			4,545		4,545
Purchase of common shares for treasury	(1,423)	(38,601)			(40,024)		(40,024)
Share-based compensation expense		87,309			87,309		87,309
Dividends ($.25 per common share)				(93,428)	(93,428)		(93,428)
Other	1,834	5,301			7,135		7,135

Balance, December 31, 2013	$364,541	$4,881,031	$538,050	$4,318,840	$10,102,462	$70,591	$10,173,053

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Nature of Operations:

Leucadia National Corporation (“Leucadia” or the “Company”) is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including investment banking and capital markets, beef processing, manufacturing, energy projects, asset management and real estate. We also own equity interests in operating businesses which are accounted for under the equity method of accounting, including Berkadia Commercial Mortgage LLC, a commercial mortgage banking and servicing business, the Garcadia companies, entities that own and manage automobile dealerships, and Linkem S.p.A., a fixed wireless broadband services provider in Italy. We continuously investigate possible acquisitions of new businesses, securities and assets, and evaluate the retention and disposition of our existing operations and holdings. Changes in the mix of our businesses and investments should be expected.

On March 1, 2013, Jefferies Group LLC (“Jefferies”) became one of our wholly-owned subsidiaries. Jefferies is a global full-service, integrated securities and investment banking firm. Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio"). Prior to the closing, we owned 58,006,024 common shares of Jefferies, representing approximately 28% of the outstanding common shares of Jefferies. Richard Handler, Chairman and Chief Executive Officer of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia, and Brian Friedman, the Chairman of the Executive Committee of Jefferies, was appointed President and a Director of Leucadia.

Jefferies has historically reported its Statement of Financial Condition on an unclassified basis, while we have historically reported a classified Statement of Financial Condition, with assets and liabilities separated between current and non-current. However, after giving consideration to the nature of Jefferies business and its impact on our Consolidated Statement of Financial Condition, upon completion of the acquisition, we believe it is preferable to report our Consolidated Statement of Financial Condition on an unclassified basis, and have reclassified certain amounts to be consistent with the 2013 presentation. We have also reclassified certain amounts on our consolidated financial statements, resulting from the reduced significance of certain businesses, revised the presentation of associated companies accounted for at fair value from Income related to associated companies to Principal transactions, and have revised the classification of the remaining Income related to associated companies to show such amounts before income taxes. In addition, Jefferies has a fiscal year ended November 30th, which it will retain for standalone reporting purposes. Accordingly, we reflect Jefferies in our consolidated financial statements utilizing a one month lag. We have reviewed Jefferies business and internal operating results for the month of December 2013 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Annual Report on Form 10-K, and we have concluded that no additional disclosures or adjustments are warranted.

Our beef processing operations are conducted through our 78.9% ownership of National Beef Packing Company, LLC, which was acquired on December 30, 2011. Since National Beef’s operating activities subsequent to the acquisition during 2011 were not significant they have not been included our 2011 Consolidated Statement of Operations. National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products. National Beef operates the largest wet blue tanning facility in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail. National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties. National Beef operates three beef processing facilities, two consumer-ready facilities and a wet blue tanning facility, all located in the U.S.

Manufacturing operations are conducted through Idaho Timber, LLC and Conwed Plastics, LLC. Idaho Timber is engaged in the manufacture and/or distribution of various wood products, including the following principal product lines: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4” radius-edge, pine decking. Idaho Timber operates ten facilities located in the U.S.

Conwed Plastics manufactures and markets lightweight plastic netting used for building and construction, erosion control, packaging, agricultural purposes, carpet padding, filtration and consumer products and other purposes. Conwed Plastics has four domestic manufacturing facilities, and it owns and operates a manufacturing and sales facility in Belgium.

On February 25, 2013, we distributed to our shareholders the common shares of the Crimson Wine Group, Ltd., a holding company through which we historically conducted our winery operations. The distribution was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes. Our common shareholders on the record date received one share of Crimson common stock for every ten common shares of Leucadia, with cash in lieu of fractional shares. The distribution was a condition to the Jefferies acquisition. As a result, we recorded a dividend of $197.0 million. Crimson was not reflected as a discontinued operation in our consolidated financial statements as amounts were not significant. Crimson’s historical results of operations are included in the other operations segment.

Our medical product development operations were formerly conducted through Sangart, Inc.; however, we ceased funding Sangart and completed an orderly shut-down of its operations during 2013. As a result, our medical product development operations have been classified as a discontinued operation. See Note 31 for more information.

In December 2013, we entered into an agreement to sell Premier Entertainment Biloxi LLC (“Premier”), through which we had conducted our gaming entertainment operations. As a result, our gaming entertainment segment has been classified as a discontinued operation. See Note 31 for more information.

In February 2014, we entered into an agreement to sell substantially all of our real estate operations to HomeFed Corporation; see Notes 12 and 31 for more information.

Certain amounts have been reclassified to be consistent with the 2013 presentation.

Note 2. Significant Accounting Policies

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, we evaluate all of these estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, asset impairment, the ability to realize deferred tax assets, the recognition and measurement of uncertain tax positions and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

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

Investment Banking Activities

Commissions. All customer securities transactions are reported in the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Operations. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

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

Interest Revenue and Expense. Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies operations. Contractual interest on Trading assets and Trading liabilities is recognized on an accrual basis as a component of Interest revenue and Interest expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Operations rather than as a component of interest revenue or expense. Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations.

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

Financial Instruments

Trading assets and trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. Trading assets and trading liabilities include Jefferies trading activities, financial instruments of other consolidated entities that are accounted for through the fair value option election and, prior to the Jefferies acquisition, trading assets include our investment in Jefferies common shares. Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations in Principal transactions. Available for sales securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes. When sold, realized gains and losses on available for sale securities are reflected in the caption Net realized securities gains. The cost of securities sold is based on average cost. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

Jefferies Valuation Process for Financial Instruments

The Jefferies Independent Price Verification ("IPV") Group, which is part of the Jefferies finance department, in partnership with Jefferies Risk Management, is responsible for establishing Jefferies valuation policies and procedures. The IPV Group and Risk Management, which are independent of business functions, play an important role and serve as a control function in determining that Jefferies financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Jefferies Global Controller and is subject to the oversight of the IPV Committee, which includes senior members of Jefferies finance department and other personnel. Jefferies independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

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

Model Review Process. Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Risk Management, independent from the trading desks, and then approved by Risk Management to be used in the valuation process. Review and approval of a model for use may include benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated by Risk Management annually or more frequently if market conditions or use of the valuation model changes.

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

Loans to and Investments in Associated Companies

Loans to and investments in associated companies include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such investments. Loans to and investments in associated companies are accounted for using the equity method. See Notes 12 and 30 for additional information regarding certain of these investments.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

Impairment of Long-Lived Assets

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

National Beef’s beef processing facility located in Brawley, California was originally acquired by National Beef in May 2006. When National Beef was acquired by us in December 2011, the Brawley facility was recorded at its then fair value, which was based in part on market studies and appraisals prepared by an independent valuation and appraisal firm. The facility was profitable for periods through 2011 during a period of favorable industry margins and when the plant had access to a sufficient supply of cattle. However, more recently National Beef has struggled to achieve acceptable gross margins and to overcome the declining supply of fed cattle available to the plant and fixed cost inefficiencies inherent in a single shift plant. There is not an adequate supply of fed cattle to operate the plant efficiently and our outlook is for the supply to continue to decline.

After exhausting all opportunities to improve the operating performance of the Brawley beef processing facility, during the fourth quarter of 2013 National Beef concluded that the facility would continue to generate losses for the foreseeable future, resulting in a decision in December 2013 to close the facility in April 2014. Subsequent to closing the plant, National Beef plans to hold the plant in “mothballed” status indefinitely. National Beef evaluated the recoverability of the long-lived assets at Brawley, which had an aggregate carrying amount of $93.2 million at December 31, 2013, and based on its estimate of future undiscounted cash flows concluded that the carrying value was not recoverable and the facility was impaired. In performing this evaluation, National Beef determined that the Brawley facility is the asset group that represents the lowest level of cash flows that are largely independent of the cash flows of other assets and liabilities.

The management of National Beef engaged an independent valuation and appraisal firm to assist in estimating the fair value of the long-lived assets at Brawley. National Beef’s estimate of fair value was based on an orderly liquidation technique, which represents the amount that can be realized in a liquidation sale, given a reasonable period of time to find a purchaser, assuming an as-is where-is condition. In preparing its analysis, National Beef considered current market conditions, replacement cost, as well as the age, physical and functional characteristics of the long-lived assets.

As a result, National Beef concluded that the fair value of the long-lived assets at the Brawley facility is $29.9 million at December 31, 2013, and recorded an impairment loss of $63.3 million, which is reflected in Selling, general and other expenses in the Consolidated Statement of Operations for the year ended December 31, 2013. As with any estimate of fair value, future market, regulatory and general economic conditions as well as the obsolescence, future deterioration of, or inability to locate a purchaser should National Beef decide to sell the facility could have a significant effect on their future value.

In addition to the long-lived asset impairment charge, National Beef expects to incur additional costs relating to the closing of the facility during 2014. These costs include costs for fulfilling certain contractual obligations, employee separation and retention, systems decommissioning and various other expenses. National Beef currently estimates that these costs could be up to $20.0 million in the aggregate. Under GAAP, these costs may not be accrued until they are actually incurred.

Excluding the National Beef impairment, we recorded impairment charges in Selling, general and other expenses of $20.0 million in 2013 and $4.2 million in 2012; all related to various real estate development projects. Prior to the impairment charges in 2013, these projects had a book value of $32.3 million; after recognizing the impairment charges the carrying value of the real estate projects was reduced to their estimated fair value of $12.3 million. Estimates of fair value were principally determined using discounted cash flow analyses and/or current and expected market conditions for the specific geographic area. For the year ended December 31, 2013, impairment charges related to real estate include an out of period adjustment of $15.4 million to record charges related to prior periods.

Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. In recent years general economic conditions reduced the demand for products or services sold by our operating subsidiaries and/or resulted in reduced pricing for products or services. A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets and property and equipment (for example, investment banking & capital markets, beef processing, manufacturing, real estate and certain associated company investments), impairment charges would have to be recorded.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. Fair value will be determined using valuation techniques consistent with what a market participant would use. All of our annual indefinite-lived intangible assets were recognized in connection with the Jefferies acquisition, and our impairment testing date is as of August 1. When tested, there was no significant impairment recognized for intangible assets.

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

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Our annual goodwill impairment testing date related to Jefferies as of August 1 did not indicate any goodwill impairment in any of Jefferies reporting units; see Note 14 for more information.

Inventories and Cost of Sales

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

We also record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Interest and penalties, if any, are recorded as components of income tax expense. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and if so estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our Consolidated Statement of Financial Condition or results of operations.

Share-based Compensation

Share-based awards are measured based on the fair value of the award as determined in accordance with GAAP and recognized over the required service or vesting period. The fair value of options and warrants are estimated at the date of grant using the Black-Scholes option pricing model. Expected forfeitures are included in determining share-based compensation expense.

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control. We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period. For further information, see Note 27.

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

Note 4. Acquisitions

Jefferies became a wholly-owned subsidiary on March 1, 2013. Each share of Jefferies common stock was converted at the Exchange Ratio into our common shares, an aggregate of approximately 119,363,000 common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. In addition, each restricted share of Jefferies common stock and each RSU of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or RSUs of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based RSUs, performance being measured at existing targets. We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) are now convertible into our common shares. As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.51 per common share.

The Jefferies acquisition was accounted for using the acquisition method of accounting. The aggregate purchase price ($4,770.6 million) equaled the sum of the fair value of our common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by us ($1.3 billion) and the redemption value of the new series of preferred shares issued at closing, which represents its fair value. The fair values of the Jefferies common stock owned by us and the common shares and employee stock based awards issued were determined by using market prices at closing. Including our investment in Jefferies High Yield Holdings, LLC (“JHYH”), which was contributed to Jefferies capital after the acquisition, our aggregate investment in Jefferies is $5.3 billion at December 31, 2013.

The following table reflects the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Cash and cash equivalents	$3,017,958
Cash and securities segregated and on deposit for regulatory purposes or
deposited with clearing and depository organizations	3,728,742
Trading assets	16,413,535
Loans to and investments in associated companies	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Intangible assets, net	282,852
Goodwill	1,722,591
Deferred tax asset, net	539,384
Other assets	4,386,419
Total assets	39,752,228

Liabilities
Short-term borrowings	100,000
Trading liabilities	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Payables to customers of securities operations	5,450,781
Trade payables, expense accruals and other liabilities	2,724,136
Mandatorily redeemable preferred interest in JHYH held by Leucadia	358,951
Long-term debt	6,345,536
Total liabilities	34,625,459

Noncontrolling interests	356,180

Net assets acquired	$4,770,589

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

For the year ended December 31, 2013, we expensed costs related to the acquisition of Jefferies of $18.5 million.

In December 2011, we acquired a controlling interest in National Beef for aggregate net cash consideration of $867.9 million. Pursuant to a membership interest purchase agreement among us, National Beef, U.S. Premium Beef, LLC (“USPB”), NBPCo Holdings, LLC (“NBPCo Holdings”), TKK Investments, LLC (“TKK”), TMKCo, LLC (“TMKCo”) and TMK Holdings (“TMK”), the following transactions occurred in sequence on the closing date. TKK, TMKCo and TMK are entities controlled by the chief executive officer of National Beef.

(a)	We purchased 76.1% of National Beef from USPB and NBPCo Holdings for aggregate cash consideration of $875.4 million.
(b)
TKK and TMKCo exercised their put rights with respect to their aggregate 5.1% interest in National Beef and National Beef redeemed their interest for aggregate cash payments of $75.9 million. National Beef borrowed funds under its revolving credit facility to finance the redemption. Upon completion of this redemption our interest in National Beef increased to 79.6%.

(c)	TMK purchased a .7% interest in National Beef from us for a cash payment of $7.5 million, reducing our interest to 78.9%.

Upon consummation of the transactions on the closing date, USPB owned 15.1% and NBPCo Holdings owned 5.3% of National Beef. Since transactions (b) and (c) above occurred after we acquired a controlling interest in National Beef, those transactions are reflected in our consolidated financial statements.

For the year ended December 31, 2011, we expensed $14.8 million of costs related to the acquisition of National Beef.

Presented below for the years ended December 31, 2013 and 2012, are unaudited pro forma operating results assuming the acquisition of Jefferies had occurred on January 1, 2012. Unaudited pro forma operating results for the year ended December 31, 2011 assume the acquisition of National Beef had occurred on January 1, 2010 (in thousands, except per share amounts):

	2013	2012	2011

Net revenues	$11,087,668	$12,253,259	$7,681,167
Net income attributable to Leucadia National Corporation
common shareholders	$267,160	$900,044	$112,754
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$.70	$2.37	$.46
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$.70	$2.33	$.46

Pro forma adjustments for National Beef principally reflect an increase to depreciation and amortization expenses related to the fair value of property and equipment and amortizable intangible assets. Pro forma adjustments for Jefferies principally reflect an increase to amortization expenses related to the fair value of amortizable intangible assets, a reduction to interest expense for the amortization of the premium recorded to reflect long-term debt at fair value and to reflect the costs related to the acquisition as if they had occurred in the period beginning January 1, 2012. In addition, the pro forma adjustments reflect the elimination from Net revenues amounts recognized from the application of the fair value option to our investment in Jefferies for periods prior to March 1, 2013, as more fully described in Note 6. For the year ended December 31, 2013, pro forma adjustments include the removal of the deferred tax liability reversal related to our investment in Jefferies for periods prior to March 1, 2013 ($34.0 million). For the year ended December 31, 2012, pro forma adjustments include the write-off of the deferred tax asset related to our investment in Jefferies that was reflected in our Consolidated Statement of Financial Condition as of December 31, 2011 ($64.8 million), and the write-off of a portion of our net deferred tax asset for state income taxes resulting from a change in our expected state filing positions ($12.3 million). The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisitions had actually occurred as of the dates indicated above.

Note 5. Cash and Cash Equivalents
Cash and cash equivalents include the following at December 31, 2013 and 2012 (in thousands):

	2013	2012

Cash in banks	$1,174,480	$143,517
Money market and other short-term investments	2,733,115	2,443
Total cash and cash equivalents	$3,907,595	$145,960

Note 6. Fair Value Disclosures
The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$1,957,963	$175,493	$9,884	$–	$2,143,340
Corporate debt securities	–	2,961,857	25,666	–	2,987,523
Collateralized debt obligations	–	182,095	37,216	–	219,311
U.S. government and federal agency securities	2,293,221	40,389	–	–	2,333,610
Municipal securities	–	664,054	–	–	664,054
Sovereign obligations	1,458,803	889,685	–	–	2,348,488
Residential mortgage-backed securities	–	2,932,268	105,492	–	3,037,760
Commercial mortgage-backed securities	–	1,130,410	17,568	–	1,147,978
Other asset-backed securities	–	55,475	12,611	–	68,086
Loans and other receivables	–	1,203,238	145,890	–	1,349,128
Derivatives	40,952	2,472,238	1,493	(2,253,589)	261,094
Investments at fair value	–	40	101,242	–	101,282
Physical commodities	–	37,888	–	–	37,888
Total trading assets	$5,750,939	$12,745,130	$457,062	$(2,253,589)	$16,699,542

Available for sale securities:
Corporate equity securities	$252,531	$–	$–	$–	$252,531
Corporate debt securities	–	51,163	–	–	51,163
U.S. government securities	1,781,266	–	–	–	1,781,266
Residential mortgage-backed securities	–	579,162	–	–	579,162
Commercial mortgage-backed securities	–	17,985	–	–	17,985
Other asset-backed securities	–	184,036	–	–	184,036
Total available for sale securities	$2,033,797	$832,346	$–	$–	$2,866,143
Cash and cash equivalents	$3,907,595	$–	$–	$–	$3,907,595
Investments in managed funds	$–	$–	$57,285	$–	$57,285
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,616,602	$–	$–	$–	$3,616,602
Securities received as collateral	$11,063	$–	$–	$–	$11,063

Liabilities:
Trading liabilities:
Corporate equity securities	$1,804,392	$40,358	$38	$–	$1,844,788
Corporate debt securities	–	1,346,078	–	–	1,346,078
U.S. government and federal agency securities	1,324,326	–	–	–	1,324,326
Sovereign obligations	1,360,269	471,088	–	–	1,831,357
Residential mortgage-backed securities	–	34,691	–	–	34,691
Loans	–	672,838	22,462	–	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	–	36,483	–	–	36,483
Total trading liabilities	$4,532,816	$5,081,999	$30,898	$(2,352,611)	$7,293,102
Other secured financings	$–	$31,000	$8,711	$–	$39,711
Obligation to return securities received as collateral	$11,063	$–	$–	$–	$11,063

	December 31, 2012
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Assets:
Trading assets, at fair value:
Investment in Jefferies common shares	$1,077,172	$–	$–	$–	$1,077,172
Available for sale securities:
Corporate equity securities	$934,823	$–	$–	$–	$934,823
Corporate debt securities	–	16,648	–	–	16,648
U.S. government and federal agency securities	1,657,022	6,490	–	–	1,663,512
Residential mortgage-backed securities	–	601,456	–	–	601,456
Commercial mortgage-backed securities	–	59,113	–	–	59,113
Other asset-backed securities	–	80,556	–	–	80,556
Other	–	884	–	–	884
Total available for sale securities	$2,591,845	$765,147	$–	$–	$3,356,992
Cash and cash equivalents	$145,960	$–	$–	$–	$145,960

(1)
During 2013, listed equity options with a fair value of $403.0 million within Trading assets and $423.0 million within Trading liabilities were transferred from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $304.2 million.

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

Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities: Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and interest-only and principal-only securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

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

Derivatives

•
Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security, use similar valuation approaches as those applied to over-the-counter derivative contracts and are categorized within Level 2 of the fair value hierarchy.

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

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy. To facilitate the trading in precious metals we undertake leasing of such precious metals. The fees earned or paid for such leases are recorded as revenues in the Consolidated Statements of Operations.

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

	December 31, 2013
	Fair Value (6)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (1)	$20,927	$–	Monthly/Quarterly
High Yield Hedge Funds (2)	244	–	–
Fund of Funds (3)	494	94	–
Equity Funds (4)	66,495	40,816	–
Convertible Bond Funds (5)	3,473	–	At Will
Total (7)	$91,633	$40,910

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

(4)
Investments representing approximately 99% of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. This category includes investments in equity funds managed by us with a fair value of $54.4 million and unfunded commitments of $39.2 million.

(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(6)	Fair value has been estimated using the net asset value derived from each of the funds' capital statements.
(7)
Investments at fair value in the Consolidated Statements of Financial Condition include $66.9 million of direct investments which do not have the characteristics of investment companies and therefore not included within this table. We have unfunded commitments to such investments of $3.3 million in aggregate at December 31, 2013.

Other Secured Financings

Other secured financings includes the notes issued by consolidated VIEs, which are classified as Level 2 within the fair value hierarchy. Fair value is based on recent transaction prices. In addition, at December 31, 2013, Other secured financings includes $8.7 million related to transfers of loans accounted for as secured financings rather than as sales. Other secured financings also includes mortgage-backed securities issued by a VIE for which we are deemed the primary beneficiary, categorized within Level 3 of the fair value hierarchy and measured using a discounted cash flow model with discount yield being a significant input.

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	December 31, 2013
	Trading Assets	Trading Liabilities

Exchange closing prices	12%	25%
Recently observed transaction prices	5%	4%
External pricing services	68%	66%
Broker quotes	3%	3%
Valuation techniques	12%	2%
	100%	100%
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the period from the Jefferies acquisition through December 31, 2013 (in thousands):

Period from the Jefferies Acquisition through December 31, 2013 (3)
	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Ending Balance	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2013 (1)

Assets:
Trading assets:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$–	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	–	(589)	25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	–	2,226	37,216	(8,384)
Residential mortgage-backed
securities	169,426	(4,897)	89,792	(150,807)	(11,007)	12,985	105,492	(6,932)
Commercial mortgage-backed
securities	17,794	(4,469)	20,130	(13,538)	(100)	(2,249)	17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	–	15,274	12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	(825)	145,890	13,402
Investments, at fair value	75,067	1,678	28,594	(102)	(5,012)	1,017	101,242	1,705
Investments in managed funds	59,976	9,863	15,651	(17)	(28,188)	–	57,285	9,863

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$38	$–
Residential mortgage-backed
securities	1,542	(1,542)	–	–	–	–	–	–
Net derivatives (2)	11,185	4,408	–	(300)	(8,515)	127	6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	–	22,462	(2,970)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
(3)
In addition to the above changes in the fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy, during the period from the Jefferies acquisition through December 31, 2013, secured financings of $8.7 million were issued.

Analysis of Level 3 Assets and Liabilities for the Period from the Jefferies Acquisition through December 31, 2013

During the period from the Jefferies acquisition through December 31, 2013, transfers of assets of $82.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $58.8 million and other asset-backed securities of $16.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $0.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Corporate equity securities of $2.3 million, corporate debt securities of $0.2 million and investments at fair value of $1.0 million due to lack of observable market transactions;
•	Collateralized debt obligations of $2.8 million which have little to no transparency in trade activity.

During the period from the Jefferies acquisition through December 31, 2013, transfers of assets of $55.9 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $45.9 million, commercial mortgage-backed securities of $2.2 million and other asset-backed securities of $1.1 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $0.6 million and loans and other receivables of $1.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and corporate debt securities of $0.8 million due to an increase in observable market transactions.

During the period from the Jefferies acquisition through December 31, 2013, there were no transfers of liabilities from Level 2 to Level 3 and there were $0.1 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuing of derivative contracts.

Net gains on Level 3 assets were $9.4 million and net losses on Level 3 liabilities were $5.8 million for the period from the Jefferies acquisition through December 31, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain corporate equity securities, loans and other receivables, investments at fair value and investments in managed funds, partially offset by a decrease in valuation of certain corporate debt securities, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions.

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

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%	–

Corporate debt securities	$17,699
		Scenario analysis	Estimated recovery percentage	24%	–
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%	–

Collateralized debt obligations	$34,316
		Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%
Residential mortgage-backed	$105,492
		Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed	$17,568
		Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611
		Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931
		Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9	–
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives	$1,493
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.875	–

Investments at fair value	$30,203
Private equity securities		Comparable pricing	Comparable share price	$414	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$8,398
Equity options		Option model	Volatility	36.25% to 41%	39%

Loans	$8,106	Comparable pricing	Comparable bond or loan price	$101.88	–

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. The exclusions consisted of $127.7 million, primarily comprised of investments in private equity securities, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans.

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

•
Non-exchange traded securities, corporate debt securities, private equity securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, private equity securities, loan and other receivable would result in a significantly lower (higher) fair value measurement.

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

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses. These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Trading assets and loan commitments are included in Trading assets - Derivatives and Trading liabilities – Derivatives. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis. We have also elected the fair value option for certain financial instruments held by Jefferies subsidiaries as the investments are risk managed on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the period from the Jefferies acquisition through December 31, 2013 (in thousands):

Financial Instruments Owned:
Loans and other receivables	$15,327

Financial Instruments Sold:
Loans	$(32)
Loan commitments	$(1,007)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

Loans and other receivables (2)	$264,896
Loans greater than 90 days past due (1) (2)	$–

(1)	The aggregate fair value of loans that were 90 or more days past due was $0.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

There were no loan receivables on nonaccrual status at December 31, 2013.

We have elected the fair value option for Jefferies investment in Knight Capital Group, Inc., acquired by Jefferies during 2012. We also elected the fair value option for our investment in Mueller Industries, Inc., which was sold in September 2012, and, prior to the completion of the Jefferies acquisition, we elected the fair value option for our investment in Jefferies, which is included in Trading assets. We elected the fair value option for these investments commencing on the date the investments became subject to the equity method of accounting. We believe accounting for these investments at fair value better reflected the economics of these investments, and quoted market prices for these investments provided an objectively determined fair value at each balance sheet date. Our investment in HomeFed is the only other investment accounted for under the equity method of accounting that is also a publicly traded company for which we did not elect the fair value option. HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal. For these reasons we did not elect the fair value option for HomeFed.

On July 1, 2013, Knight Capital completed its previously announced merger with GETCO Holding Company, LLC; as a result KCG Holdings, Inc. became the new public parent of both entities. In connection with the consummation of the merger, Jefferies received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of its holdings in Knight Capital and stock consideration of one third of a share of KCG Holdings common stock for each share of Knight Capital common stock for the remainder of its holdings. Changes in the fair value of Knight Capital, inclusive of changes in the fair value of KCG Holdings after the merger were $19.5 million.

The increase in the fair value of our investment in Jefferies prior to the acquisition was $182.7 million during 2013. Increases (decreases) in the fair value of our investments in Jefferies and Mueller are reflected as Principal transactions in the Consolidated Statements of Operations as follows (in thousands):

	2012	2011

Mueller	$30,018	$(6,093)
Jefferies	301,341	(668,282)

Total	$331,359	$(674,375)

Note 7. Derivative Financial Instruments

Off-Balance Sheet Risk

Jefferies has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to resell, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a significant effect upon our consolidated financial statements.

Derivative Financial Instruments

Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets – Derivatives and Trading liabilities – Derivatives, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage their own exposure to market and credit risks resulting from trading activities. (See Notes 6 and 27 for additional disclosures about derivative instruments.)

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

The following table presents the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statement of Financial Condition at December 31, 2013. Amounts were not significant at December 31, 2012. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	December 31, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,165,977	63,967	$1,131,166	77,338
Foreign exchange contracts	653,772	118,707	693,658	112,417
Equity contracts	501,784	1,742,343	474,985	1,800,603
Commodity contracts	141,280	797,529	173,119	788,717
Credit contracts: centrally cleared swaps	49,531	49	51,632	46
Credit contracts: other credit derivatives	2,339	16	8,130	19
Total	2,514,683		2,532,690
Counterparty/cash-collateral netting	(2,253,589)		(2,352,611)
Total per Consolidated Statement of Financial Condition	$261,094		$180,079

The following table presents unrealized and realized gains (losses) on derivative contracts for the period from the Jefferies acquisition through December 31, 2013; amounts for other periods were not significant (in thousands):

Interest rate contracts	$132,661
Foreign exchange contracts	4,937
Equity contracts	3,783
Commodity contracts	45,546
Credit contracts	(12,850)
Total	$174,077

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at December 31, 2013 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$43,519	$699	$–	$(198)	$44,020
Credit default swaps	–	–	413	–	413
Equity swaps and options	4,394	–	–	–	4,394
Total return swaps	948	–	–	–	948
Foreign currency forwards, swaps and options	89,072	37,798	52	(11,192)	115,730
Interest rate swaps, options and forwards	96,983	89,255	128,983	(51,990)	263,231
Total	$234,916	$127,752	$129,448	$(63,380)	428,736
Cross product counterparty netting					(2,086)
Total OTC derivative assets included in
Trading assets					$426,650
(1)	At December 31, 2013, we held exchange traded derivative assets and other credit agreements with a fair value of $43.1 million, which are not included in this table.
(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At December 31, 2013 cash collateral received was $208.6 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

	OTC Derivative Liabilities (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$69,380	$203	$–	$(198)	$69,385
Credit default swaps	174	3,539	1,263	–	4,976
Equity swaps and options	–	–	3,332	–	3,332
Total return swaps	5,002	–	–	–	5,002
Foreign currency forwards, swaps and options	117,044	47,258	–	(8,608)	155,694
Interest rate swaps, options and forwards	24,142	124,352	136,683	(51,990)	233,187
Total	$215,742	$175,352	$141,278	$(60,796)	471,576
Cross product counterparty netting					(2,086)
Total OTC derivative liabilities included in
Trading liabilities					$469,490

(1)	At December 31, 2013, we held exchange traded derivative liabilities and other credit agreements with a fair value of $18.2 million, which are not included in this table.
(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At December 31, 2013, cash collateral pledged was $307.7 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At December 31, 2013, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$251,967
BBB- to BBB+	18,541
BB+ or lower	95,072
Unrated	61,070
Total	$426,650

(1)
We utilize internal credit ratings determined by Jefferies Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2013 is $170.2 million, for which Jefferies has posted collateral of $127.7 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered, Jefferies would have been required to post an additional $49.4 million of collateral to its counterparties.

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

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At December 31, 2013, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $21.9 billion. A substantial portion of these securities have been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At December 31, 2013, $11.1 million was reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 9. Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of the securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs. See Note 11 for further information on variable interest entities.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the period from the Jefferies acquisition through December 31, 2013; there was no activity during 2012 (in millions):

Transferred assets	$4,592.5
Proceeds on new securitizations	4,609.0
Net revenues	10.7
Cash flows received on retained interests	$35.6

Assets received as proceeds in the form of mortgage-backed securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, see Notes 2 and 6. Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs and has no liabilities related to these SPEs at December 31, 2013. Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs. In these market-making transactions, Jefferies buys these securities from and sells these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets. To the extent the securities purchased through these market-making activities meet specific thresholds and Jefferies is not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 11.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	December 31, 2013
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,385.6	96.8
Collateralized loan obligations	728.5	9.0

Jefferies does not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the vehicles in which Jefferies has continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting its retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Jefferies risk of loss is limited to this fair value amount which is included within total Trading assets in our Consolidated Statements of Financial Condition.

Note 10. Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at December 31, 2013 and 2012 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2013
Bonds and notes:
U.S. Government securities	$1,781,052	$226	$12	$1,781,266
Residential mortgage-backed securities	570,642	9,946	1,426	579,162
Commercial mortgage-backed securities	18,271	13	299	17,985
Other asset-backed securities	183,593	627	184	184,036
All other corporates	50,933	267	37	51,163
Total fixed maturities	2,604,491	11,079	1,958	2,613,612

Equity securities:
Common stocks:
First Quantum Minerals Ltd.	154,281	–	5,616	148,665
Banks, trusts and insurance companies	22,980	27,562	–	50,542
Industrial, miscellaneous and all other	21,012	32,312	–	53,324
Total equity securities	198,273	59,874	5,616	252,531

	$2,802,764	$70,953	$7,574	$2,866,143

2012
Bonds and notes:
U.S. Government and federal agency securities	$1,663,225	$327	$40	$1,663,512
Residential mortgage-backed securities	585,772	16,506	822	601,456
Commercial mortgage-backed securities	58,683	583	153	59,113
Other asset-backed securities	80,866	78	388	80,556
All other corporates	16,377	275	4	16,648
Total fixed maturities	2,404,923	17,769	1,407	2,421,285

Equity securities:
Common stocks:
Inmet Mining Corporation	504,006	319,751	–	823,757
Banks, trusts and insurance companies	32,811	33,129	331	65,609
Industrial, miscellaneous and all other	23,195	22,562	300	45,457
Total equity securities	560,012	375,442	631	934,823

Other investments	1,054	–	170	884
	$2,965,989	$393,211	$2,208	$3,356,992

The amortized cost and estimated fair value of investments classified as available for sale at December 31, 2013, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$1,787,428	$1,787,647
Due after one year through five years	44,018	44,243
Due after five years through ten years	539	539
Due after ten years	–	–
	1,831,985	1,832,429
Mortgage-backed and asset-backed securities	772,506	781,183
	$2,604,491	$2,613,612

At December 31, 2013, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

At December 31, 2012, we owned 11,042,413 common shares of Inmet, which represented approximately 15.9% of Inmet’s outstanding shares. Pursuant to a tender and exchange offer by First Quantum, we exchanged our Inmet shares for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash. We recorded a gain on the transaction of $227.6 million during the first quarter of 2013. First Quantum is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: FM). During the year ended December 31, 2013, we sold 9,952,313 First Quantum shares for aggregate net cash proceeds of $184.7 million.

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of December 31, 2013. There were no consolidated VIEs at December 31, 2012.

(In millions)	Securitization Vehicles

Cash	$–
Financial instruments owned	97.5
Securities purchased under agreement to resell (2)	195.1
Other	2.3
Total assets	$294.9

Other secured financings (1)	$292.5
Other	2.1
Total liabilities	$294.6

(1)	Approximately $66.5 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at December 31, 2013.
(2)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

Securitization vehicles. Jefferies is the primary beneficiary of a securitization vehicle to which it transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle. Its variable interests in this vehicle consist of the securities retained. The assets of the VIE consist of a corporate loan, which is available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIE do not have recourse to Jefferies general credit. During 2013, securities held in a securitization vehicle for which Jefferies was the primary beneficiary were redeemed. Upon redemption, Jefferies determined that it was no longer the primary beneficiary and deconsolidated the securitization vehicle. The assets of this VIE consisted of a project loan, and Jefferies variable interests in this vehicle consisted of the securities and a contractual servicing fee.

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

Nonconsolidated VIEs

Jefferies also holds variable interests in VIEs in which it is not the primary beneficiary and does not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. Jefferies has not provided financial or other support to these VIEs and has no explicit or implicit arrangements to provide additional financial support to these VIEs and, other than as discussed below, has no liabilities related to these VIEs at December 31, 2013.

The following table presents information about nonconsolidated VIEs in which Jefferies has variable interests aggregated by principal business activity. The tables include VIEs where Jefferies has determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	December 31, 2013
	Variable Interests
(In millions)	Financial Statement Carrying Amount		Maximum Exposure to loss		VIE Assets

Collateralized loan obligations	$11.9	(2)	$11.9	(4)	$1,122.3
Agency mortgage- and asset-backed securitizations (1)	1,226.0	(2)	1,226.0	(4)	5,857.3
Non-agency mortgage- and asset-backed securitizations (1)	840.1	(2)	840.1	(4)	78,070.8
Asset management vehicle	3.5	(3)	3.5	(4)	454.2
Private equity vehicles	40.8	(3)	68.8		89.4
Total	$2,122.3		$2,150.3		$85,594.0

(1)
VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.

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

Collateralized Loan Obligations. Jefferies had acted as transferor and underwriter in several collateralized loan obligations ("CLOs") transactions in the past and retained securities representing variable interests in the CLOs. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. In addition, Jefferies owns variable interests in CLOs previously managed by Jefferies. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Jefferies exposure to loss from these entities is limited to its investments in the debt securities held. Regarding the CLOs previously managed by Jefferies, its variable interests consist of debt securities (with a fair value of $2.9 million at December 31, 2013) and a right to a portion of the CLOs’ management and incentive fees. Management and incentives fees are accrued as the amounts become realizable.

Mortgage- and Asset-Backed Vehicles. In connection with Jefferies trading and market making activities, Jefferies buys and sells mortgage- and asset-backed securities. Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of Jefferies variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations at December 31, 2013 presented in the above table, Jefferies owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with Jefferies secondary market making activities and securitization activities. Total securities issued by securitization SPEs reflected in the Consolidated Statement of Financial Condition at December 31, 2013 consist of the following (in millions):

	Non-agency	Agency	Total

Variable interests in collateralized loan obligations	$11.9	$–	$11.9
Variable interests in agency mortgage- and asset-backed securitizations	–	1,226.0	1,226.0
Variable interests in non-agency mortgage- and asset-backed securitizations	840.1	–	840.1
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	55.1	1,668.2	1,723.3
Commercial mortgage-backed securities	27.9	581.9	609.8
Collateralized debt obligations	27.9	–	27.9
Other asset-backed securities	34.1	–	34.1
Total mortgage- and asset-backed securities in the Consolidated Statement
of Financial Condition	$997.0	$3,476.1	$4,473.1

In addition, Jefferies entered into an agreement to sell at a fixed price corporate loans and the ownership interest in an entity holding such corporate loans to a CLO, which it determined represents a variable interest in the CLO. At December 31, 2013, the carrying value of Jefferies variable interest in the CLO was a liability of $167,000, which was recorded in Trading liabilities in the Consolidated Statement of Financial Condition, and Jefferies maximum exposure to loss under the forward sale agreement was approximately $76.9 million.

We also purchase mortgage- and asset-backed securities in the secondary market in connection with investing Leucadia’s available liquidity, which are classified as Available for sale securities in the Consolidated Statements of Financial Condition. These securities are generally issued by securitizations vehicles that may be VIEs, all are sponsored by unrelated third-parties (a substantial majority by government-sponsored enterprises), all are carried at fair value and our maximum exposure to loss is equal to the carrying amount of the securities. Information on the assets of these vehicles is generally not available to us, and given the nature of this investment activity we do not believe such information would be helpful to readers of our financial statements.

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

Private Equity Vehicles. On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund"). As of December 31, 2013, Jefferies funded approximately $47.0 million of its commitment. The carrying amount of Jefferies equity investment was $39.2 million at December 31, 2013. Jefferies exposure to loss is limited to its equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

Jefferies has variable interests in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment. The carrying amount of Jefferies equity investment was $1.6 million at December 31, 2013. As of December 31, 2013, Jefferies exposure to loss is limited to its equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 12. Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at December 31, 2013 and 2012 accounted for under the equity method of accounting is as follows (in thousands):

	2013	2012

Jefferies Finance, LLC	$470,537	$–
Jefferies LoanCore LLC	224,037	–
Berkadia	182,573	172,942
Garcadia companies	120,017	82,425
HomeFed	52,923	49,384
Brooklyn Renaissance Plaza (“BRP”)	–	30,332
Linkem S.p.A.	173,577	86,424
JHYH	–	351,835
Other	34,677	34,132

Total	$1,258,341	$807,474

Income (losses) related to associated companies includes the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011

Berkadia	$84,678	$38,026	$29,033
Garcadia companies	39,399	31,738	19,996
Linkem	(22,719)	(18,890)	(2,243)
HomeFed	3,539	1,891	1,410
JHYH	7,178	33,938	11,211
Other	6,966	1,946	2,606

Total	$119,041	$88,649	$62,013

For the year ended December 31, 2013, our share of Berkadia’s income includes an out of period adjustment of $16.4 million to record income related to prior periods.

Income (losses) related to associated companies classified as Other revenues includes the following for the year ended December 31, 2013 (in thousands):

Jefferies Finance	$57,795
Jefferies LoanCore	35,300
Other	(915)

Total	$92,180

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

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million. At December 31, 2013, approximately $337.3 million of Jefferies commitment was funded. The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $700.0 million and is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. At December 31, 2013, $123.8 million of Jefferies $350.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, Jefferies earned net underwriting fees of $125.8 million during 2013, recognized in Investment banking revenues in the Consolidated Statement of Operations. In addition, Jefferies paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $12.0 million during 2013, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations. Under a service agreement, Jefferies charged Jefferies Finance $14.2 million for certain administrative services during 2013. Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $31.1 million at December 31, 2013.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. Jefferies has funded $175.5 million of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia. Through December 31, 2013, cumulative cash distributions received from this investment aggregated $229.7 million. Berkadia originates commercial real estate loans that are sold to U.S. government agencies, and originates and brokers commercial mortgage loans which are not part of government agency programs. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of December 31, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

Linkem

We have acquired 40.2% of the common shares of Linkem, a fixed wireless broadband services provider in Italy, for aggregate cash consideration of $138.4 million. In addition, we have purchased 5% convertible notes issued by Linkem for $81.2 million (€58.9 million principal amount); if converted, we would own approximately 53% of Linkem’s common equity. The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At December 31, 2013, we own 2,474,226 shares of HomeFed’s common stock, representing approximately 31.4% of HomeFed’s outstanding common shares. HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 9.4% of HomeFed is owned by our Chairman at December 31, 2013. Our Chairman also serves as HomeFed’s Chairman.

In February 2014, we entered into an agreement to sell to HomeFed substantially all of our real estate properties and operations, BRP and cash of approximately $18.0 million (subject to adjustment), in exchange for 7.5 million newly issued HomeFed common shares. The transaction is expected to close during the first quarter of 2014. The additional shares will increase our economic ownership interest in HomeFed to 65%; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter. Since the transaction will not result in our obtaining control of HomeFed, our investment in HomeFed will continue to be accounted for as an Investment in an associated company. We have also entered into a stockholders agreement that will limit our ability to increase our interest in HomeFed or dispose of our interest in HomeFed, as well as a registration rights agreement with respect to our HomeFed shares. See Note 31 for more information about the assets sold to HomeFed.

JHYH

Under GAAP, JHYH was considered a variable interest entity that was consolidated by Jefferies, since Jefferies was the primary beneficiary. In connection with the Jefferies acquisition, we contributed our investment in JHYH to Jefferies, other third-party investors were redeemed and JHYH was effectively dissolved.

The following table provides summarized data for associated companies as of December 31, 2013 and 2012 and for the three years ended December 31, 2013 (in thousands):

	2013	2012

Assets	$8,852,807	$6,848,157
Liabilities	6,292,252	4,602,240
Mandatorily redeemable interests	–	1,089,506
Noncontrolling interest	11,491	10,423

	2013	2012	2011

Revenues	$2,710,205	$1,995,858	$1,403,352
Income from continuing operations before
extraordinary items	$428,509	$255,038	$62,340
Net income	$434,969	$255,038	$62,340
The Company’s income related to
associated companies	$211,221	$88,649	$62,013

Except for our investment in Berkadia, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to us. Our exposure to adverse events at the investee companies is limited to the book value of our investment.

Included in consolidated retained earnings at December 31, 2013 is approximately $118.3 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.

Note 13. Financial Statement Offsetting

In connection with Jefferies derivative activities and securities financing activities, Jefferies may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions – International Swaps and Derivative Agreements, Inc. (“ISDA”) master netting agreements; securities lending transactions – master securities lending agreements; and repurchase transactions – master repurchase agreements. A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due to a counterparty against all or a portion of an amount due from the counterparty or a third party. In addition, Jefferies may enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

Under Jefferies derivative ISDA agreements Jefferies typically will also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex. Further, under master securities lending agreements and master repurchase agreements, collateral is received or paid in the form of securities and/or subject to margining based on the fair value of the collateral. In the event of the counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. In addition, any collateral posted can be applied to the net obligations, with any excess returned; and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.

The conditions supporting the legal right of offset may vary from one legal jurisdiction to another and the enforceability of master netting agreements and bankruptcy laws in certain countries or in certain industries is not free from doubt. The right of offset is dependent both on contract law under the governing arrangement and consistency with the bankruptcy laws of the jurisdiction where the counterparty is located. Industry legal opinions with respect to the enforceability of certain standard provisions in respective jurisdictions are relied upon as a part of managing credit risk. Master netting agreements are a critical component of Jefferies risk management processes as part of reducing counterparty credit risk and managing liquidity risk.

Jefferies is also a party to clearing agreements with various clearing organizations as well as with central clearing parties. Under these arrangements, the clearing organization or central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open derivative contracts, repurchase and/or securities lending transactions.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition (1)	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (2)	Available Collateral (3)	Net Amount

Assets at December 31, 2013
Derivative contracts	$2,514,682	$(2,253,589)	$261,093	$–	$–	$261,093
Securities borrowing arrangements	$5,359,846	$–	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	$12,715,449	$(8,968,529)	$3,746,920	$(590,754)	$(3,074,540)	$81,626

Liabilities at December 31, 2013
Derivative contracts	$2,532,690	$(2,352,611)	$180,079	$–	$–	$180,079
Securities lending arrangements	$2,506,122	$–	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	$19,748,374	$(8,968,529)	$10,779,845	$(590,754)	$(8,748,641)	$1,440,450

(1)
Netting is applied by counterparty when a legal right of offset exists under an enforceable master netting agreement, as permitted under GAAP. Further, for derivative assets and liabilities, netting is inclusive of cash paid or received as collateral under credit support agreements pursuant to the master netting agreement.

(2)
Under enforceable master netting agreements with our counterparties, Jefferies has the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet under the provisions of GAAP.

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

Note 14. Intangible Assets, Net and Goodwill

A summary of intangible assets, net at December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$14,916	$–

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of
$117,139 and $70,823	502,409	416,304
Trademarks and tradename, net of accumulated amortization of $30,213
and $15,731	364,779	263,839
Supply contracts, net of accumulated amortization of $20,162 and $9,874	129,833	140,121
Licenses, net of accumulated amortization of $4,100 and $3,508	7,928	8,520
Other, net of accumulated amortization of $4,500 and $4,467	664	1,047
Total intangibles	$1,020,529	$829,831

Amortization expense on intangible assets was $74.8 million, $53.7 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2014 - $66.0 million; 2015 - $63.1 million; 2016 - $61.1 million; 2017 - $61.0 million; and 2018 - $60.8 million.

A summary of goodwill at December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

National Beef	$14,991	$14,991
Jefferies	1,724,557	–
Other operations	8,551	9,204
	$1,748,099	$24,195

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

Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for Jefferies reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies and, for certain reporting units, a net asset value method. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. Jefferies engaged an independent valuation specialist to assist management’s valuation process as of August 1, 2013.

Our annual goodwill impairment testing related to Jefferies as of August 1, 2013 did not indicate any goodwill impairment in any of Jefferies reporting units. Substantially all of the goodwill is allocated to Jefferies Investment Banking, Equities and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,665.3 million of the total goodwill associated with the acquisition of Jefferies at December 31, 2013. For Jefferies remaining less significant reporting units, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

Goodwill related to National Beef and other operations was not impaired when tested.

Intangible Assets

We performed our annual impairment testing of Jefferies intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, as of August 1. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of Jefferies intangible assets. Our quantitative assessment resulted in an insignificant impairment loss on certain exchange memberships based on quoted sales prices. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets since the most recent valuation date of March 1, 2013 as part of acquisition accounting, we concluded that the intangible assets were not impaired.

Note 15. Inventory

A summary of inventory at December 31, 2013 and 2012 which is classified as Other assets is as follows (in thousands):

	2013	2012

Finished goods	$273,291	$271,221
Work in process	34,701	61,069
Raw materials, supplies and other	56,334	51,202
	$364,326	$383,492

Note 16. Property, Equipment and Leasehold Improvements, Net:

A summary of property, equipment and leasehold improvements, net at December 31, 2013 and 2012 is as follows (in thousands):

	Depreciable
	Lives
	(in years)	2013	2012

Land, buildings and leasehold improvements	5-45	$510,717	$622,040
Beef processing machinery and equipment	2-15	243,026	240,412
Other machinery and equipment	3-15	157,164	174,044
Corporate aircraft	10	104,780	112,071
Furniture, fixtures and office equipment	2-10	210,916	37,021
Construction in progress	N/A	69,717	53,302
Other	3-10	3,316	4,096
		1,299,636	1,242,986
Accumulated depreciation and amortization		(413,777)	(385,626)
		$885,859	$857,360

Property, equipment and leasehold improvements, net related to Premier were $229.0 million and $208.5 million at December 31, 2013 and 2012, respectively. We have entered into an agreement to sell Premier, and Premier’s results of operations have been classified as a discontinued operation.

Note 17. Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model. At December 31, 2013, $12.0 million was outstanding, all of which was secured financing.

Note 18. Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at December 31, 2013 and 2012 are as follows (dollars in thousands):

	2013	2012

Parent Company Debt:
Senior Notes:
7.75% Senior Notes due August 15, 2013, $94,500 principal	$–	$94,461
7% Senior Notes due August 15, 2013, $307,409 principal	–	307,494
8.125% Senior Notes due September 15, 2015, $458,641 principal	456,515	455,405
5.50% Senior Notes due October 18, 2023, $750,000 principal	739,960	–
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,958	–
Subordinated Notes:
3.75% Convertible Senior Subordinated Notes due April 15, 2014,
$97,581 principal	97,581	97,581
Total long-term debt – parent company	1,541,014	954,941

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.875% Senior Notes, due June 8, 2014, $250,000 principal	255,676	–
3.875% Senior Notes, due November 9, 2015, $500,000 principal	516,204	–
5.5% Senior Notes, due March 15, 2016, $350,000 principal	373,178	–
5.125% Senior Notes, due April 13, 2018, $800,000 principal	854,011	–
8.5% Senior Notes, due July 15, 2019, $700,000 principal	858,425	–
6.875% Senior Notes, due April 15, 2021, $750,000 principal	866,801	–
2.25% Euro Medium Term Notes, due July 13, 2022, $5,283 principal	4,792	–
5.125% Senior Notes, due January 20, 2023, $600,000 principal	625,626	–
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	383,224	–
3.875% Convertible Senior Debentures, due November 1, 2029,
$345,000 principal	349,707	–
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	513,343	–
6.50% Senior Notes, due January 20, 2043, $400,000 principal	422,245	–
Secured credit facility, due August 26, 2014	200,000	–
National Beef Term Loans	375,000	296,000
National Beef Revolving Credit Facility	–	91,403
Other	41,619	16,351
Total long-term debt – subsidiaries	6,639,851	403,754

Long-term debt	$8,180,865	$1,358,695

At December 31, 2013, $2.1 billion of consolidated assets (primarily inventory, receivables, property and equipment and intangibles) are pledged for indebtedness aggregating $616.6 million, principally for amounts due under National Beef’s credit facility and Jefferies secured credit facility.

The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2018 are as follows: 2014 - $601.9 million; 2015 - $987.1 million; 2016 - $381.8 million; 2017 - $25.0 million; and 2018 - $1,075.0 million.

Parent Company Debt:

In October 2013, we sold $750.0 million principal amount of our newly authorized 5 ½% Senior Notes due 2023 at an issue price of 98.641% and $250.0 million principal amount of our newly authorized 6.625% Senior Notes due 2043 at an issue price of 98.781%.

From time to time we have purchased our outstanding debt securities depending upon prevailing market conditions, our liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice. No such purchases were made during 2013; principal amounts of parent company debt purchased during the prior two years are as follows (dollars in thousands):

	2012	2011

7% Senior Notes	$4,836	$–
8.125% Senior Notes	–	21,359
7.125% Senior Notes	423,140	54,860
8.65% Junior Subordinated Deferrable Interest Debentures	88,204	1,350
Total	$516,180	$77,569

As a result of the purchases, we recognized pre-tax losses of $24.2 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively, which are reflected in Selling, general and other expenses.

Our 3¾% Convertible Senior Subordinated Notes due 2014 are convertible into our common shares at $21.24 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 47.081 shares per each $1,000 principal amount of notes subject to adjustment. Future dividends will reduce the conversion price per share by the amount charged to shareholders’ equity on a per share basis. At December 31, 2013, the notes are convertible into an aggregate of 4,594,209 shares.

Our senior note indentures contain covenants that restrict our ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries unless, at the time of such incurrence or issuance, the Company meets a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Liens, limit the ability of Material Subsidiaries to incur Funded Debt in certain circumstances, and contain other terms and restrictions all as defined in the senior note indentures. We have the ability to incur substantial additional indebtedness or make distributions to our shareholders and still remain in compliance with these restrictions. If we are unable to meet the specified ratio, we would not be able to issue additional Indebtedness or Preferred Stock, but our inability to meet the applicable ratio would not result in a default under our senior note indentures. The senior note indentures do not restrict the payment of dividends.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 21.9727 common shares (equivalent to a conversion price of approximately $45.51). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

On August 26, 2011, Jefferies entered into a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the Jefferies Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Jefferies Credit Facility is guaranteed by Jefferies Group LLC and contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, requires Jefferies Group LLC and certain of Jefferies subsidiaries to maintain specified level of tangible net worth and liquidity amounts and to maintain specified levels of regulated capital. The Jefferies Credit Facility terminates on August 26, 2014. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At December 31, 2013, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

During 2013, National Beef’s credit facility was amended and restated to increase the term loan to $375.0 million, increase the revolving credit facility to $300.0 million, extend the maturity to October 2018 and reduce the term loan’s required quarterly principal payments to $6.25 million. At December 31, 2012, National Beef’s credit facility consisted of a $296.0 million outstanding term loan and a revolving line of credit of up to $250.0 million. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.50% depending upon certain financial ratios and the rate selected. At December 31, 2013, the interest rate on the outstanding term loan was 2.41%. The amended credit facility contains a minimum tangible net worth covenant, but does not contain the numerical covenants requiring certain leverage and fixed charge ratios that were in the previous agreement. At December 31, 2013, National Beef met the tangible net worth covenant. The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $21.8 million were outstanding at December 31, 2013. Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances. At December 31, 2013, after deducting outstanding amounts and issued letters of credit $240.0 million of the unused revolver was available to National Beef.

Note 19. Mezzanine Equity

Redeemable Noncontrolling Interests in Subsidiary

Redeemable noncontrolling interests in subsidiary are held by minority owners of National Beef, principally USPB, NBPCo Holdings and the chief executive officer of National Beef. The holders of these interests share in the profits and losses of National Beef on a pro rata basis with us. However, the minority owners have the right to require us to purchase their interests under certain specified circumstances at fair value (put rights), and we also have the right to purchase their interests under certain specified circumstances at fair value (call rights). Each of the holders of the put rights has the right to make an election that requires us to purchase up to one-third of their interests on December 30, 2016, one-third on December 30, 2018, and the remainder on December 30, 2021. In addition, USPB may elect to exercise their put rights following the termination of the cattle supply agreement, and the chief executive officer following the termination of his employment.

Our call rights with respect to USPB may be exercised following the termination of the cattle supply agreement or after USPB’s ownership interest is less than 20% of their interest held at the time we acquired National Beef. Our call rights with respect to other members may be exercised after the ten year anniversary of our acquisition of National Beef if such member’s ownership interest is less than 50% of the interest held at the time we acquired National Beef. Additionally, we may acquire the chief executive officer’s interest following the termination of his employment.

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value. The following table reconciles National Beef’s redeemable noncontrolling interests activity during the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

As of January 1,	$241,649	$235,909
Income (loss) allocated to redeemable noncontrolling
interests	(9,282)	12,235
Net distributions to redeemable noncontrolling interests	(8,073)	(12,722)
Increase in fair value of redeemable noncontrolling
interests charged to additional paid-in capital	16,781	6,227
Balance, December 31,	$241,075	$241,649

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities. At December 31, 2013, we calculated the fair value of the redeemable noncontrolling interests by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate. The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs. However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.23%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of December 31, 2013 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.98%	12.23%	12.48%

1.75%	$245.7	$238.1	$230.8
2.00%	$249.0	$241.1	$233.6
2.25%	$252.3	$244.2	$236.5

The projection of future cash flows is updated with input from National Beef personnel. The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

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

Note 20. Common Shares, Compensation Plans and Preferred Shares

The Board of Directors from time to time has authorized acquisitions of our common shares. At December 31, 2013, we are authorized to repurchase 25,000,000 common shares.

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan. The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. At December 31, 2013 and 2012, 7,124,429 and 7,308,705, respectively, of our common shares were reserved for stock options and warrants.

In connection with the Jefferies acquisition, each restricted share of Jefferies common stock and each RSU of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or RSUs of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based RSUs, performance being measured at existing targets. In addition, Jefferies share-based compensation plans were assumed by us and awards are now issued in our common shares. At our annual shareholder meeting in July 2013, shareholders approved our 2003 Incentive Compensation Plan, as amended and restated (the “Incentive Plan”) and the 1999 Directors’ Stock Compensation Plan (“Directors’ Plan”), as amended and restated that, among other things, permits the grant of awards to our employees and directors who were not previously employees or directors of Jefferies.

Compensation and benefits expense included $87.2 million, $14.3 million and $23.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, for share-based compensation expense relating to grants made under our share-based compensation plan. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $33.2 million, $4.9 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost related to nonvested share-based compensation plans was $178.3 million; this cost is expected to be recognized over a weighted-average period of 2.4 years.

The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was $2.9 million during the year ended December 31, 2013, and was not significant during the years ended December 31, 2012 and 2011. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities of $3.1 million for the year ended December 31, 2013; amounts for the years ended December 31, 2012 and 2011 were not significant.

At December 31, 2013, there were 5,242,000 shares of restricted stock outstanding with future service required, 4,793,000 RSUs outstanding with future service required, 8,316,000 RSUs outstanding with no future service required and 1,108,000 shares issuable under other plans. Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 14,217,000.

Senior Executive Warrant Plan. On March 6, 2006, our Board of Directors, upon the recommendation of the Compensation Committee of the Board, approved, subject to shareholder approval, the grant of warrants to purchase 2,000,000 common shares to each of our then Chairman and President at an exercise price equal to $28.515 per share (105% of the closing price per share of a common share on that date). In May 2006, shareholder approval was received and the warrants were issued; the warrants vested over a four year period and were scheduled by their terms to expire on March 5, 2011. In February 2011, each of our then Chairman and President exercised these warrants, on a cashless exercise basis, pursuant to which they each received 261,599 common shares (determined using a value per share of $32.806 as set forth in the warrant). All of the common shares obtained upon exercise of the warrants were immediately sold in a private transaction.

On March 7, 2011, the Compensation Committee of our Board of Directors granted warrants to purchase 2,000,000 common shares to each of our then Chairman and President at an exercise price of $33.33 per share (105% of the closing price per share of a common share on the grant date), subject to shareholder approval. In May 2011, the required shareholder approval was received and the warrants were issued. The warrants expire in 2016 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year. Compensation cost was determined as of the approval date and will be recognized in the financial statements over the vesting period of the warrants. The assumptions detailed below used to value options in 2011 were also used to value the warrants granted during 2011, resulting in a fair value per warrant granted of $13.35. We have recorded share-based compensation expense related to this grant of warrants of $4.9 million, $11.2 million and $18.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Fixed Stock Option Plan. A summary of activity with respect to our stock options for the three years ended December 31, 2013 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Prices	Term	Value

Balance at December 31, 2010	2,622,500	$27.61
Granted	12,000	$35.78
Exercised	(255,445)	$27.89		$2,412,000
Cancelled	(127,600)	$27.63
Balance at December 31, 2011	2,251,455	$27.62
Granted	919,500	$23.20
Exercised	–	–		$–
Cancelled	(593,455)	$27.42
Balance at December 31, 2012	2,577,500	$26.10
Granted	51,432	$26.06
Exercised	(184,276)	$24.65		$603,000
Cancelled	(27,408)	$38.68
Balance at December 31, 2013	2,417,248	$25.64	3.0 years	$6,600,000
Exercisable at December 31, 2013	1,100,064	$27.13	1.5 years	$1,412,000

The following summary presents the weighted-average assumptions used for grants made during each of the three years in the period ended December 31, 2013:

	2013	2012	2011
	Options	Options	Options

Risk free interest rate	1.26%	.53%	1.58%
Expected volatility	39.17%	37.66%	45.25%
Expected dividend yield	.85%	1.08%	.70%
Expected life	4.0 years	4.0 years	4.3 years
Weighted-average fair value per grant	$7.67	$5.97	$13.18

The expected life assumptions were based on historical behavior and incorporated post-vesting forfeitures for each type of award and population identified. The expected volatility was based on the historical behavior of our stock price.

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

The Deferred Compensation Plan (the “DCP”) has been implemented under the Incentive Plan. The DCP permits eligible executive officers and other employees to defer cash compensation, some or all of which may be deemed invested in stock units. A portion of the deferrals may also be directed to notional investments in a money market fund or certain of the employee investment opportunities. Stock units generally have been acquired at a discounted price, which encourages employee participation in the DCP and enhances long-term retention of equity interests by participants and aligns executive interests with those of shareholders. Amounts recognized as compensation cost have not been significant. The shares to be delivered in connection with DCP stock units and options are drawn from the Incentive Plan.
The Incentive Plan contains two separate reservations of our common shares for awards. The plan’s “evergreen” share reservation provides that an equity award can be granted if the shares subject to the award, plus the number of shares subject to other outstanding awards under the evergreen reservation, do not exceed 12.15% of our common shares outstanding immediately before the grant but in no event more than 49,922,459. For purposes of the evergreen reservation, an award of an option or stock appreciation right is considered to be outstanding until it is exercised, and other awards are considered to be outstanding until the end of the quarter preceding the quarter in which all service-based vesting requirements have been met, except that in any event an award is considered outstanding for the remainder of the calendar year in which it is granted. At December 31, 2013, 34,257,000 common shares were available for new grants under the evergreen reservation, although shares in excess of that number would become available thereafter. Of this amount, no more than 8,100,000 may be used for incentive stock options. The Incentive Plan separately reserves common shares for options and deferred shares granted upon the elective deferral of cash compensation by employees under the DCP; at December 31, 2013, 5,307,000 common shares remain available for new grants under the DCP.

Because the Incentive Plan makes shares available for equity awards under an evergreen formula, the number of shares available under the Incentive Plan will vary over time. The number of shares outstanding, and thus the shares available under the Incentive Plan, may vary due to our repurchases of shares and issuances of shares in acquisitions, to raise capital, and under the Incentive Plan and other compensatory plans, and as a result of other possible transactions.

The following table details the activity in restricted stock during the year ended December 31, 2013 (in thousands, except per share amounts):

		Weighted Average
		Grant Date
	2013	Fair Value

Balance at January 1, 2013	–	$–
Converted in connection with the Jefferies acquisition	6,895	$26.90
Grants	462	$27.38
Forfeited	(144)	$26.90
Fulfillment of service requirement	(1,971)	$26.90
Balance at December 31, 2013	5,242	$26.94

The following table details the activity in restricted stock units during the year ended December 31, 2013 (in thousands, except per share amounts):

	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Balance at January 1, 2013	–	–	$–	$–
Converted in connection with the Jefferies acquisition	5,167	9,527	$26.90	$26.90
Grants	–	145	$–	$24.32
Distributions of underlying shares	–	(1,603)	$–	$26.90
Forfeited	(106)	(21)	$26.90	$26.83
Fulfillment of service requirement	(268)	268	$26.90	$26.90
Balance at December 31, 2013	4,793	8,316	$26.90	$26.86

At December 31, 2013, grants includes approximately 82,000 dividend equivalents declared on RSUs with no future service requirement; the weighted average grant date fair value of the dividend equivalents was approximately $22.34.

Directors’ Plan. Under our Directors’ Plan, we will issue each nonemployee director of Leucadia $120,000 of restricted stock. These grants will be made on the date directors are elected or reelected at our annual shareholders’ meeting. These shares vest three years after the date of grant and are expensed over the requisite service period. At December 31, 2013, 256,000 common shares are issuable upon settlement of deferred shares granted in previous years and 484,000 shares are available for future grants.

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

Other Stock-Based Plans. Historically, Jefferies also sponsored an Employee Stock Purchase Plan and an Employee Stock Ownership Plan, both of which were assumed by us in connection with the Jefferies acquisition. Amounts related to these plans have not been significant.

Restricted Cash Awards. Jefferies provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to eight years, with an approximate average term of three years. These awards are amortized to compensation expense over the relevant service period. At December 31, 2013, the remaining unamortized amount of these awards was $185.0 million and is included within Other assets in the Consolidated Statements of Financial Condition.

Preferred Shares. At December 31, 2013 and 2012, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

Note 21. Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income, net of taxes at December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011

Net unrealized gains on available for sale securities	$589,393	$803,430	$998,151
Net unrealized foreign exchange gains (losses)	16,803	(6,097)	(3,168)
Net unrealized losses on derivative instruments	(169)	(154)	–
Net minimum pension liability	(67,977)	(92,050)	(83,537)
Net postretirement benefit	–	–	975
	$538,050	$705,129	$912,421

For the year ended December 31, 2013, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations

Net unrealized gains (losses) on		Net realized securities gains
available for sale securities, net of
income tax provision (benefit) of $118,292	$213,058

Amortization of defined benefit		Compensation and benefits, which
pension plan actuarial gains (losses),		includes pension expense. See the
net of income tax provision (benefit)		pension footnote for information on
of $(2,665)	(4,799)	this component.

Total reclassifications for the period,
net of tax	$208,259

Note 22. Pension Plans and Postretirement Benefits

U.S. Pension Plans

Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, Inc. the responsibility for WilTel’s defined benefit pension plan was retained by us. All benefits under this plan were frozen as of the date of sale. Prior to the acquisition of Jefferies, Jefferies sponsored a defined benefit pension plan covering certain employees; benefits under that plan were frozen as of December 31, 2005.

A summary of activity with respect to both plans is as follows (in thousands):

	2013	2012
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$275,858	$251,949
Projected benefit obligation of Jefferies plan at March 1, 2013	51,599	–
Interest cost	12,286	10,886
Actuarial (gains) losses	(36,197)	19,315
Benefits paid	(8,502)	(6,292)
Projected benefit obligation, end of year	$295,044	$275,858

Change in plan assets:
Fair value of plan assets, beginning of year	$194,314	$188,876
Jefferies plan assets at March 1, 2013	41,290	–
Actual return on plan assets	6,454	8,726
Employer contributions	6,475	3,728
Benefits paid	(8,502)	(6,292)
Administrative expenses	(951)	(724)
Fair value of plan assets, end of year	$239,080	$194,314

Funded status at end of year	$(55,964)	$(81,544)

As of December 31, 2013 and 2012, $78.8 million and $118.2 million, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $56.0 million and $81.5 million, respectively, was reflected as accrued pension cost.

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	2013	2012	2011
Components of net periodic pension cost:
Interest cost	$12,286	$10,886	$11,233
Expected return on plan assets	(9,746)	(8,292)	(6,091)
Actuarial losses	7,464	5,852	2,659
Net periodic pension cost	$10,004	$8,446	$7,801

Amounts recognized in other comprehensive income (loss):
Net (gain) loss arising during the period	$(31,952)	$19,604	$38,989
Amortization of net loss	(7,464)	(5,852)	(2,659)
Total recognized in other comprehensive income (loss)	$(39,416)	$13,752	$36,330

Net amount recognized in net periodic benefit cost and other
comprehensive income (loss)	$(29,412)	$22,198	$44,131

The amounts in accumulated other comprehensive income (loss) at the end of each year have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2014 is $4.3 million.

No employer contributions are expected to be paid in 2014.

We use a December 31 measurement date for the WilTel plan and a November 30 date for the Jefferies plan. The assumptions used are as follows:

	2013	2012
WilTel Plan
Discount rate used to determine benefit obligation	4.71%	3.85%
Weighted-average assumptions used to determine
net pension cost:
Discount rate	3.85%	4.40%
Expected long-term return on plan assets	4.00%	4.25%

Jefferies Plan
Discount rate used to determine benefit obligation	5.10%	–
Weighted-average assumptions used to determine
net pension cost:
Discount rate	5.10%	–
Expected long-term return on plan assets	6.75%	–

The following pension benefit payments are expected to be paid (in thousands):

2014	$6,329
2015	7,952
2016	11,072
2017	11,149
2018	10,888
2019 – 2023	90,590

U.S. Plan Assets

The information below on the plan assets for the WilTel plan and the Jefferies plan is presented separately for the plans as the investments are managed independently. Cash equivalents are valued at cost, which approximates fair value and are categorized in Level 1 of the fair value hierarchy. The estimated fair values for securities measured using Level 1 inputs are determined using publicly quoted market prices in active markets for identical assets. Certain fixed income securities are measured using Level 2 inputs. Although these securities trade in brokered markets, the market for certain securities is sometimes inactive. Valuation inputs include benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. Neither plan had any assets classified within Level 3 of the fair value hierarchy.

WilTel Plan Assets. At December 31, 2013, the WilTel plan assets at fair value consisted of the following (all of which were classified as Level 1) (in thousands):

Total

Cash and cash equivalents	$20,075
Fixed income securities:
U.S. Government and agencies	4,860
Public utilities	13,243
All other corporates	153,486
Total	$191,664

At December 31, 2012, the WilTel plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2

Cash and cash equivalents	$21,493	$21,493	$–
Fixed income securities:
U.S. Government and agencies	4,522	4,522	–
Public utilities	7,490	7,490	–
Foreign governments	2,253	2,253	–
All other corporates	158,556	157,492	1,064
Total	$194,314	$193,250	$1,064

The current investment objectives are designed to minimize investment losses due to rising interest rates while providing a stable and predictable stream of investment income. To further mitigate investment losses, we have placed certain investment restrictions and limitations over plan assets. The restrictions and limitations include the following:

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

The FI portfolio is managed to maximize the value of plan assets by minimizing exposure to changes in market interest rates while the IG and HY portfolios are managed to enhance investment income with a focus on minimizing credit losses and changes in market interest rates. This investment strategy provides us with more flexibility in managing the plan should interest rates rise and result in a decrease in the discounted value of benefit obligations.

To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.25% current expected inflation, 1.5% to 2.5% real rate of return for short duration risk-free investments, 0.2% inflation risk premium and 0.75% default risk premium for the portion of the portfolio invested in corporate bonds. We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 4.0% expected long-term rate of return assumption for 2013.

Jefferies Plan Assets. At December 31, 2013, the Jefferies plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2

Cash and cash equivalents	$931	$931	$–
Listed equity securities	27,663	27,663	–
Fixed income securities:
Corporate debt securities	7,743	–	7,743
Foreign corporate debt securities	1,140	–	1,140
U.S. Government securities	4,055	4,055	–
Agency mortgage-backed securities	3,949	–	3,949
Commercial mortgage-backed securities	1,280	–	1,280
Asset-backed securities	461	–	461
Other	194	–	194
Total	$47,416	$32,649	$14,767

Assets in the plan are invested under guidelines adopted by the plan’s administrative committee. Because the plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.

The target allocation of plan assets for 2014 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The plan’s administrative committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential in 2011, Jefferies acquired a defined benefits pension plan located in Germany for the benefit of eligible employees of Jefferies Bache in that territory. The German pension plan has no plan assets and is therefore unfunded; however, Jefferies has purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investments in these insurance contracts are included in Financial Instruments owned — Trading assets in the Consolidated Statement of Financial Condition in the amount of $19.7 million at December 31, 2013. Jefferies expects to pay the pension liability from the cash flows available to it under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by Jefferies. In connection with the acquisition, Prudential agreed that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to Jefferies by Prudential.

The provisions and assumptions used in the German pension plan are based on local conditions in Germany. Jefferies did not contribute to the plan during the year ended December 31, 2013.

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the period from the acquisition of Jefferies to December 31, 2013 (in thousands):

2013
Change in projected benefit obligation:
Projected benefit obligation at March 1, 2013	$24,494
Service cost	51
Interest cost	685
Actuarial losses	1,002
Currency adjustment	1,053
Benefits paid	(917)
Projected benefit obligation, end of year	$26,368

Components of net periodic pension cost:
Service cost	$51
Interest cost	685
Net amortization	179
Net periodic pension cost	$915

The amount in accumulated other comprehensive income at December 31, 2013 is a charge of $1.0 million. The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the period from the acquisition of Jefferies to December 31, 2013:

2013
Projected benefit obligation
Discount rate	3.40%
Rate of compensation increase	3.00%

Net periodic pension benefit cost
Discount rate	3.60%
Rate of compensation increase	3.00%

The following pension benefit payments are expected to be paid (in thousands):

2014	$1,374
2015	1,399
2016	1,417
2017	1,395
2018	1,391
2019 – 2023	7,908

Other

We have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee’s salary. Amounts charged to expense related to such plans were $6.3 million, $2.8 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. We pay the cost of postretirement benefits as they are incurred. Accumulated postretirement benefit obligations and amounts recognized in the consolidated statements of operations and in accumulated other comprehensive income (loss) were not significant.

Note 23. Income Taxes

The principal components of deferred taxes at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred Tax Asset:
NOL carryover	$1,283,947	$1,332,510
Compensation	400,002	–
Long-term debt	184,669	–
Other assets	118,914	60,687
Securities valuation reserves	51,597	43,613
Intangible assets, net and goodwill	17,349	18,062
Other liabilities	49,074	58,067
	2,105,552	1,512,939
Valuation allowance	(132,607)	(109,181)
	1,972,945	1,403,758
Deferred Tax Liability:
Unrealized gains on investments	(23,851)	(175,801)
Amortization of intangible assets	(98,798)	–
Property and equipment	(3,822)	(10,770)
Other	(36,531)	(2,572)
	(163,002)	(189,143)
Net deferred tax asset	$1,809,943	$1,214,615

As of December 31, 2013, we have consolidated U.S. federal NOLs of $1.2 billion that may be used to offset the taxable income of any member of our consolidated tax group. In addition, we have $2.2 billion of U.S. federal NOLs that are only available to offset the taxable income of certain subsidiaries. Unused federal NOLs do not begin to expire until 2021, except for certain NOLs that begin to expire sooner but are fully reserved for in the valuation allowance. Approximately $640.0 million of our NOLs can be used to fully offset federal minimum taxable income, and no federal regular or minimum income tax would be payable on such income. We have various state NOLs that expire at different times, which are reflected in the above table to the extent our estimate of future taxable income will be apportioned to those states. We have gross foreign net operating loss carryforwards of approximately $89.1 million. There is a full valuation allowance on all foreign net operating loss carryforwards except for those in the United Kingdom, which can be carried forward indefinitely. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, our certificate of incorporation includes a charter restriction that prohibits transfers of our common stock under certain circumstances.

At December 31, 2013, we had approximately $134.0 million of earnings attributable to foreign subsidiaries for which no U.S. federal income tax provision has been recorded because these earnings are permanently invested abroad. Accordingly, a deferred tax liability of approximately $35.0 million has not been recorded with respect to these earnings.

The provision for income taxes for continuing operations for each of the three years in the period ended December 31, 2013 was as follows (in thousands):

	2013	2012	2011

State income taxes	$32,917	$35,489	$10,653
Federal income taxes:
Current	2,900	1,001	-
Deferred	56,433	482,163	28,598
Increase in valuation allowance	12,287	-	-
Foreign income taxes	6,204	12,500	23,147
	$110,741	$531,153	$62,398

For the year ended December 31, 2013, we increased our valuation allowance to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition. In addition, the valuation allowance increased by $11.1 million as a result of the valuation allowance required for Jefferies net deferred tax assets at the date of acquisition.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):
	2013	2012	2011

Expected federal income tax	$165,215	$496,399	$33,363
State income taxes, net of federal income tax benefit	21,396	24,120	7,781
Increase in valuation allowance	12,287	-	-
Tax expense not provided on income recorded on the Jefferies
investment prior to the acquisition	(63,952)	-	-
Reversal of prior years’ deferred tax liability related to Jefferies investment	(33,972)	-	-
Accounting expense for warrants in excess of tax deduction	-	-	7,141
Foreign rate differential	(4,750)	-	-
Permanent differences	12,832	2,921	(2,593)
Foreign taxes	4,033	8,125	15,044
Other	(2,348)	(412)	1,662
Actual income tax provision	$110,741	$531,153	$62,398

As discussed above, we elected the fair value option for our investment in Jefferies for periods prior to the Jefferies acquisition in March 2013. As of December 31, 2012, we had recorded a deferred tax liability related to our investment in Jefferies; as reflected in the table above, the income tax provision includes the reversal of that deferred tax liability for the year ended December 31, 2013. Since there was no net income tax provision recorded for income related to the fair value option for Jefferies for the year ended December 31, 2013, our effective tax rate was lower as a result of the acquisition, and the impact on the tax provision is reflected in the table above.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the periods presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

As of January 1, 2011	$6,340	$2,980	$9,320
Interest expense recognized	-	500	500
Audit payments	-	-	-
Reductions as a result of the lapse of the statute of
limitations	-	-	-
Balance, December 31, 2011	6,340	3,480	9,820
Increases based on tax positions related to current period	5,250	-	5,250
Interest expense recognized	-	700	700
Audit payments	-	-	-
Reductions as a result of the lapse of the statute of
limitations	-	-	-
Balance, December 31, 2012	11,590	4,180	15,770
Jefferies amounts at date of acquisition	129,010	17,100	146,110
Increases based on tax positions related to current period	8,750	-	8,750
Increases based on tax positions related to prior periods	14,780	-	14,780
Decreases based on tax positions related to prior periods	(18,300)	-	(18,300)
Interest expense recognized	-	7,000	7,000
Audit payments	(310)	(110)	(420)
Reductions as a result of the lapse of the statute of
limitations	-	-	-
Balance, December 31, 2013	$145,520	$28,170	$173,690

The statute of limitations with respect to our federal income tax returns has expired for all years through 2009. Our New York State and New York City income tax returns are currently being audited for the 2009 to 2011 period. Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions. Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions. The statute of limitations with respect to Jefferies federal income tax returns has expired for all years through 2005.

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs. Over the next twelve months, we believe it is reasonably possible that various tax examinations will be concluded and statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $3.6 million. If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower our effective income tax rate.

Note 24. Net Realized Securities Gains (Losses)

The following summarizes net realized securities gains (losses) for each of the three years in the period ended December 31, 2013 (in thousands):

	2013	2012	2011

Net realized gains on securities	$245,262	$592,978	$644,777
Write-down of investments (a)	(1,621)	(2,461)	(3,586)
Net unrealized gains (losses) on trading securities	316	64	285
	$243,957	$590,581	$641,476

(a)	Consists of provisions to write down investments resulting from declines in fair values believed to be other than temporary.

During 2006 and 2007, we invested an aggregate of $452.2 million in Fortescue Metals Group Ltd’s Pilbara iron ore and infrastructure project in Western Australia. In exchange for our cash investment, we received 278 million common shares of Fortescue and a $100.0 million unsecured note issued by Fortescue’s subsidiary, Chichester Metals Pty Ltd, that accrued interest at 4% of the revenue, net of government royalties, invoiced from the iron ore produced from certain project areas (the “FMG Note”). We sold our Fortescue common shares during 2010 to 2012, recognizing net realized security gains on the sales of $543.7 million and $628.2 million for the years ended December 31, 2012 and 2011, respectively.
During the fourth quarter of 2012, Chichester redeemed the FMG Note for aggregate cash consideration of $715.0 million, resulting in the recognition in investment and other income of a pre-tax gain of $526.2 million, and the parties agreed to settle all pending litigation and disputes without any additional payment. As a result, we no longer receive interest payments on the FMG Note.
We have received aggregate cash proceeds in excess of its Fortescue investment of $2.313 billion, which reflects all sales of Fortescue common shares, interest collected on the FMG Note (net of withholding taxes), the redemption of the FMG Note, expenses and the cost of its investment.
Net realized gains on securities during 2013 include a gain of $227.6 million related to our exchange of Inmet shares for First Quantum shares and cash as discussed above.

Proceeds from sales of investments classified as available for sale were $1.8 billion, $1.4 billion and $4.2 billion during 2013, 2012 and 2011, respectively. Gross gains of $240.4 million, $546.4 million and $638.9 million and gross losses of $1.7 million, $.7 million and $5.2 million were realized on these sales during 2013, 2012 and 2011, respectively.

Note 25. Other Results of Operations Information

Other income for each of the three years in the period ended December 31, 2013 consists of the following (in thousands):

	2013	2012	2011

Manufacturing revenues	$310,624	$252,752	$244,918
Dividend income	5,553	5,954	18,359
Income from associated companies classified as other revenues	92,180	–	–
Income from FMG Note including gain recognized on redemption	–	642,993	214,455
Gain on forgiveness of debt	–	–	81,848
Government grants reimbursement	3,745	747	5,366
Rental income	13,158	11,725	11,126
Winery revenues	8,301	47,801	38,161
Other	55,676	21,677	29,764
	$489,237	$983,649	$643,997

Other income for the other operations segment includes government grants that reimbursed us for certain of our prior expenditures related to energy projects, which were fully expensed as incurred.

Taxes, other than income or payroll, amounted to $17.0 million, $10.7 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising costs amounted to $14.6 million, $12.4 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 26. Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):
	2013	2012	2011

Numerator for earnings (loss) per share:
Net income attributable to Leucadia
National Corporation common shareholders	$369,240	$854,466	$25,231
Less: Allocation of earnings to participating securities (1)	(4,919)	–	–
Net income attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	364,321	854,466	25,231
Less: Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(110)	–	–
Mandatorily redeemable convertible preferred share
dividends	3,397	–	–
Interest on 3.75% Convertible Notes	2,635	2,626	–
Net income attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$370,243	$857,092	$25,231

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	339,673	244,583	244,425
Stock options	55	–	73
Warrants	–	–	75
Mandatorily redeemable convertible preferred shares	3,468	–	–
3.875% Convertible Senior Debentures	–	–	–
3.75% Convertible Notes	4,538	4,331	–
Denominator for diluted earnings (loss) per share	347,734	248,914	244,573

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 9,353,400 for the year ended December 31, 2013. Dividends declared on participating securities during the year ended December 31, 2013 were $2.8 million. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 1,711,096, 2,280,711 and 1,639,375 weighted-average shares of common stock were outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For each year in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the year ended December 31, 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. For the year ended December 31, 2011, 4,283,518 shares related to the 3.75% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 27. Commitments, Contingencies and Guarantees

Commitments

We and our subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to thirty years. Rental expense (net of sublease rental income) was $64.6 million, $19.7 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2013 are as follows (in thousands):

2014	$100,401
2015	78,271
2016	76,532
2017	70,639
2018	62,518
Thereafter	451,756
840,117
Less: sublease income	(50,042)
$790,075

Effective December 30, 2004, National Beef finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, National Beef committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $8.3 million remains as of December 31, 2013. Payments under the commitment will be approximately $0.8 million in each of the years 2014 through 2017, with the remaining balance of $5.1 million to be paid in subsequent years.

National Beef makes verbal commitments to cattle producers to purchase cattle approximately one week in advance of delivery of those cattle to its plants. The actual value paid for these cattle is determined after the cattle are delivered, weighed and inspected at National Beef’s facilities. The total value of verbal commitments to purchase cattle as of December 31, 2013 was $110.1 million.

All of Linkem’s outstanding shares, including the shares owned by us, are pledged as collateral for its bank credit line, which was fully drawn at December 31, 2013.

The following table summarizes Jefferies commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout

Equity commitments (1)	$1.8	$7.4	$0.8	$–	$418.2	$428.2
Loan commitments (1)	33.2	19.0	322.6	92.8	–	467.6
Mortgage-related commitments	819.9	492.9	202.8	–	–	1,515.6
Forward starting reverse repos and repos	702.3	–	–	–	–	702.3
	$1,557.2	$519.3	$526.2	$92.8	$418.2	$3,113.7

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

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

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Non-investment grade	$–	$79.1	$–	$79.1	$9.5	$69.6
Unrated	35.6	669.1	–	704.7	306.7	398.0
Total	$35.6	$748.2	$–	$783.8	$316.2	$467.6

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)
The corporate lending exposure at fair value includes $321.1 million of funded loans included in Trading assets and a $4.9 million net liability related to lending commitments recorded in Trading liabilities in the Consolidated Statement of Financial Condition.

(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments. Jefferies has commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore, and has funded $337.3 million and $175.5 million, respectively. See Note 12 for additional information regarding these investments.

Jefferies has committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively "Fund V"), of which Jefferies has funded approximately $1.0 million of its commitment.

Jefferies has committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian Friedman, our President and a Director, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P, of which Jefferies has funded approximately $47.0 million and $6.3 million of its commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $31.7 million unfunded in aggregate.

Jefferies has committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. and has funded approximately $38.7 million and $2.3 million of its commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $8.0 million unfunded in aggregate.

Jefferies had other equity commitments to invest up to $30.8 million in various other investments of which $5.4 million remained unfunded.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. Jefferies has $241.4 million of outstanding loan commitments to clients.

Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance. At December 31, 2013, the Secured Revolving Credit Facility of $700.0 million is scheduled to mature March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. As of December 31, 2013, Jefferies has funded $123.8 million of its $350.0 million commitment to LoanCore.

The unfunded loan commitments to Jefferies Finance of $226.2 million is unrated and included in the total unrated lending commitments of $398.0 million presented in the table above.

Mortgage-Related Commitments. Jefferies enters into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $54.2 million.

Forward Starting Reverse Repos and Repos. Jefferies enters into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

Contingencies

Seven putative class action lawsuits have been filed on behalf of a putative class consisting of Jefferies stockholders in New York and Delaware concerning the merger transaction whereby Jefferies became our wholly-owned subsidiary. Three were filed in the Supreme Court of the State of New York: (1) Howard Lasker IRA v. Jefferies Group, Inc. et al. (Index No. 653924/2012), filed on November 14, 2012 in New York County; (2) Lowinger v. Leucadia National Corp. et al. (Index No. 653958/2012), filed on November 15, 2012 in New York County; and (3) Jiannaras v. Jefferies Group, Inc., et al. (Index No. 702866/2012), filed on November 16, 2012 in Queens County. Four were filed in the Court of Chancery of the State of Delaware: (1) Oklahoma Firefighters Pension & Retirement System v. Handler et al. (C.A. No. 8054-CS), filed on November 21, 2012; (2) Laborers’ District Council Pension and Disability Trust Fund No. 2 et al. v. Campbell et al. (C.A. No. 8059-CS), filed on November 26, 2012; (3) Genesee County Employees’ Retirement System v. Handler et al. (C.A. No. 8096-CS), filed on December 11, 2012; and (4) Gelfand v. Handler et al. (C.A. No. 8228-CS), filed on January 17, 2013 (collectively, the “Actions”). The class actions, filed on behalf of Jefferies shareholders prior to the merger, name as defendants Jefferies, the members of the board of directors of Jefferies, the members of our board of directors and, in certain of the actions, certain merger-related subsidiaries. The Actions seek, among other things, equitable relief and unspecified monetary damages.

The New York actions were consolidated and have been stayed through pretrial discovery in deference to the Delaware actions, which also have been consolidated. The consolidated Delaware action alleges that the members of Jefferies board of directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process, agreeing to sell Jefferies for inadequate consideration pursuant to an agreement that contains improper deal protection terms, and failing to disclose material information concerning the merger transactions, and further that we aided and abetted the directors’ breaches of fiduciary duties (the Court has since dismissed the former Jefferies independent directors from the action). The action also alleges breaches of fiduciary duty against Messrs. Handler and Friedman in their capacities as officers of Jefferies, and against Messrs. Handler, Friedman, Cumming and Steinberg, collectively, as purported controlling shareholders of Jefferies. The plaintiffs have moved for class certification. We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

We and certain of our subsidiaries and officers are named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 09 Civ. 8486 (DC), in the United States District Court for the Southern District of New York. The named defendants also include the Mel Harris law firm, certain individuals and members associated with the law firm, and a process server, Samserv, Inc. and certain of its employees. The action arises out of the law firm’s obtaining default judgments against approximately 124,000 individuals in New York City Civil Court with respect to consumer debt purchased by our subsidiaries. We asserted that we were an investor with respect to the subject purchased consumer debt and were regularly informed of the amounts received from debt collections, but otherwise had no involvement in any alleged illegal debt collection activities.
The complaint alleges that the defendants fraudulently obtained the default judgments in violation of the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law (alleged only as to the law firm) and seeks injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated. Defendants’ motions to dismiss were denied in part (including as to the claims made against us and our subsidiaries) and granted in part (including as to certain of the claims made against our officers) (the “Dismissal Decision”). In September 2012, the Court issued a decision granting plaintiffs’ motion to certify a Rule 23(b)(2) class and a Rule 23(b)(3) class (the “Certification Decision”). Neither the Dismissal Decision nor the Certification Decision addresses the ultimate merits of the case.

At a November 2012 status conference, the parties advised the Court of their intention to attempt to resolve the dispute through mediation. Those efforts were not successful and the parties advised the Court. On March 28, 2013, the Court entered its certification order, certifying a Rule 23(b)(2) class of “all persons who have been or will be sued by the Mel Harris defendants as counsel for the Leucadia defendants in actions commenced in New York City Civil Court and where a default judgment has or will be sought” and a Rule 23(b)(3) class of “all persons who have been sued by the Mel Harris defendants as counsel for the Leucadia defendants in actions commenced in New York City Civil Court and where a default judgment has been obtained.” (the “Certification Order”).

On July 19, 2013, the United States Court of Appeals for the Second Circuit granted our leave to appeal the District Court’s March Certification Order. In connection with the appeal, the District Court has granted a stay of the proceedings pending the Court of Appeals’ decision. The appeal was heard on February 7, 2014.

Determinations of both the probability and the estimated amount of loss or potential loss are judgments made in the context of developments in the litigation. We review these developments regularly with our outside counsel. Because we determined that we would be willing to resolve this matter with plaintiffs for $20.0 million, we accrued a litigation reserve for this contingency in that amount. In arriving at this reserve amount, we considered a number of factors, including that (i) while the damages sought are indeterminate, payment of this reserved amount would not resolve the case at this time, (ii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals respecting class certification), (iii) there are significant factual issues to be determined or resolved, (vi) relevant law is unsettled and untested legal theories are presented, (v) we have numerous defenses to the plaintiffs’ claims, (vi) there are no adverse rulings by the Court on the merits of plaintiffs’ claims and (vii) several important litigation milestones, such as the completion of discovery and the filing of summary judgment motions, have not yet occurred.

We also note that the plaintiffs in the action – the class members certified under Federal Rule of Civil Procedure 23(b)(3) – have alleged certain categories of damages under each of the statutes underlying their claims. These damages include (i) statutory damages, which are capped under the Fair Debt Collection Practices Act at $0.5 million for the class, and (ii) actual damages. While not fully described in the complaint, it appears that plaintiffs’ claim for actual damages includes not only incidental costs incurred in connection with the default judgments (including, for example, subway fares to the courthouse and bank fees), costs relating to emotional distress and costs related to reputational damage allegedly arising as a result of the long-term effects of the default judgments, but also the full amount of the debt that class members paid (whether owed or not) following entry of the default judgments. The amount of debt collected to date totals approximately $90.0 million. If the plaintiffs are successful in proving their claims and in proving actual damages, plaintiffs’ damages may be subject to prejudgment interest and trebling under the Racketeer Influenced and Corrupt Organizations Act.

Jefferies has reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement in principle with the SEC, which remains subject to review and approval by the SEC Commissioners, relating to an investigation of the purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time Jefferies terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million payment, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. Jefferies has reserved $22.4 million relating to remaining amounts we estimate to be paid related to this matter.

We and our subsidiaries are parties to other legal and regulatory proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to our consolidated financial position. We and our subsidiaries are also involved, from time to time, in other exams, investigations and similar reviews (both formal and informal) by governmental and self-regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions. We do not believe that any of these actions will have a significant adverse effect on our consolidated financial position or liquidity, but any amounts paid could be significant to results of operations for the period.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$841,439.9	$4,695.2	$14.7	$1.2	$532.4	$846,683.4
Written derivative contracts – credit related	–	–	–	2,708.1	–	2,708.1
Total derivative contracts	$841,439.9	$4,695.2	$14.7	$2,709.3	$532.4	$849,391.5

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$2,678.6	$–	$–	$–	$–	$–	$2,678.6
Single name credit default swaps	–	3.0	2.5	24.0	–	–	29.5

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $229.5 million.

Berkadia. We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of December 31, 2013, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

Standby Letters of Credit. At December 31, 2013, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $32.0 million, which expire within one year. Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $29.5 million at December 31, 2013.

Note 28. Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"), Jefferies LLC and Jefferies Execution Services, Inc. (“Jefferies Execution”), are subject to the SEC Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies LLC and Jefferies Execution have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1. Jefferies Bache, LLC is also registered as a Futures Commission Merchant and is subject to Rule 1.17 of the Commodities Futures Trading Commission. Jefferies designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$891,487	$841,539
Jefferies Execution	4,487	4,237

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$197,957	$86,293

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

Note 29. Other Fair Value Information

Our principal financial instruments that are not recognized at fair value on a recurring basis are notes receivable from sales of assets, short-term borrowings and long-term debt. The carrying amounts and estimated fair values of these financial instruments are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes receivable (a)	$95,042	$95,606	$46,541	$46,770

Financial Liabilities:
Short-term borrowings (b)	12,000	12,000	–	–
Long-term debt (b)	8,180,865	8,230,191	1,358,695	1,449,576

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

Note 30. Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian Friedman ("Private Equity Related Funds"). Reflected in our Consolidated Statement of Financial Condition at December 31, 2013 are loans to and/or equity investments in Private Equity Related Funds of $61.7 million. For the period from the acquisition of Jefferies through December 31, 2013, revenues aggregating $10.1 million were recorded related to the Private Equity Related Funds. For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 27.

Berkadia Commercial Mortgage, LLC. At December 31, 2013, Jefferies has commitments to purchase $300.0 million in agency commercial mortgage-backed securities from Berkadia.

Officers, Directors and Employees. We have $13.9 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at December 31, 2013.

National Beef. National Beef enters into transactions with an affiliate of NBPCo Holdings and USPB, owners of redeemable noncontrolling interests in National Beef. For the year ended December 31, 2013, sales to and purchases from the affiliate of NBPCo Holdings were $25.6 million and $9.4 million, respectively. For the year ended December 31, 2012, sales to and purchases from the affiliate of NBPCo Holdings were $74.2 million and $17.5 million, respectively. We believe these transactions are based upon prevailing market prices on terms that could be obtained from an unaffiliated party. National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB. National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party. National Beef obtained approximately 20% of its cattle requirements through USPB during 2013 and 2012. At December 31, 2013, amounts due from and payable to these related parties were not significant.

Note 31. Discontinued Operations and Assets Held for Sale

In October 2013, we concluded that we would no longer continue to fund Sangart’s research and development operations, through which we had conducted our medical product development operations. We commenced and completed an orderly shut-down of Sangart’s operations during 2013; as a result, our medical product development operations have been classified as a discontinued operation.

In December 2013, we entered into an agreement to sell Premier, through which we had conducted our gaming entertainment operations, for aggregate cash consideration of $250.0 million. Closing of the transaction is subject to regulatory approval and customary closing conditions, and is not expected to occur until the second quarter of 2014. As a result, our gaming entertainment segment has been classified as a discontinued operation.

In October 2012, we sold Keen Energy Services, LLC for cash consideration of $100.0 million and a four-year interest bearing promissory note issued by the purchaser which was valued at $37.5 million. We also retained Keen’s net working capital, principally customer receivables and trade payables. We recorded a pre-tax loss on sale of discontinued operations of $18.0 million for the year ended December 31, 2012. As a result, our oil and gas drilling services segment has been classified as a discontinued operation.

During the third quarter of 2013, we sold a small power production business and recorded a pre-tax gain on sale of discontinued operations of $6.4 million.

A summary of the results of discontinued operations for Sangart, Premier, Keen and the power production business is as follows for the three years ended December 31, 2013 (in thousands):

	2013	2012	2011

Revenues and other income:
Oil and gas drilling services	$–	$95,674	$133,782
Gaming entertainment	114,844	119,330	117,217
Investment and other income	946	4,968	3,715
	115,790	219,972	254,714
Expenses:
Direct operating expenses:
Oil and gas drilling services	–	79,143	100,639
Gaming entertainment	85,233	88,127	84,795
Compensation and benefits	19,528	24,402	23,402
Depreciation and amortization	8,919	28,475	38,681
Selling, general and other expenses	20,897	36,509	37,616
	134,577	256,656	285,133
Loss from discontinued
operations before income taxes	(18,787)	(36,684)	(30,419)
Income tax (benefit)	(6,563)	(12,660)	(11,475)
Loss from discontinued
operations after income taxes	$(12,224)	$(24,024)	$(18,944)

Income from discontinued operations also reflects distributions of $5.7 million and $4.7 million for 2012 and 2011, respectively, from our subsidiary, Empire Insurance Company, which has been undergoing a voluntary liquidation, was classified as a discontinued operation in 2001 and was written-off based on its expected future cash flows at that time. During 2013, we sold Empire for cash consideration of $3.2 million, subject to certain post-closing working capital adjustments, and the sale resulted in the recognition of a tax benefit of $5.4 million. Gain on disposal of discontinued operations reflects an after tax gain of $8.6 million for this sale.

During 2012, we sold our small Caribbean-based telecommunications provider for aggregate consideration of $27.5 million, net of working capital adjustments, and recognized a pre-tax gain on sale of discontinued operations of $11.7 million. We have not classified this business’ historical results of operations or its assets and liabilities as discontinued operations because such amounts were not significant.

During 2011, additional final payments were received from the buyer of our telecommunications segment and we recognized a pre-tax gain from discontinued operations of $9.7 million.

In February 2014 we entered into an agreement to sell substantially all of our real estate properties and operations and BRP to HomeFed for HomeFed common shares. Results of operations for our real estate properties and operations are reflected in the other operations segment. Assets included in the transaction with HomeFed have been included with Other assets as Assets held for sale in the Consolidated Statement of Financial Condition at December 31, 2013 and include the following components (in thousands):

2013

Real estate	$112,016
Investment in associated company	30,793
Other, net	17,310
$160,119

Note 32. Segment Information

Our reportable segments consist of our consolidated operating units, which offer different products and services and are managed separately. Jefferies is a global full-service, integrated securities and investment banking firm. National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. Other operations primarily consist of manufacturing, energy projects, asset management, real estate and, for periods prior to their spin-off to shareholders in February 2013, Crimson.

Corporate assets primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset), cash and cash equivalents and corporate revenues primarily consist of principal transactions, interest and other income and net realized securities gains and losses. Corporate assets also included our minority investment in Jefferies, prior to our acquisition of all of Jefferies, and our former investment in Mueller, both of which were accounted for at fair value rather than under the equity method of accounting. Corporate assets include our investment in the First Quantum, Inmet and Fortescue common shares for the periods they were owned. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired, which was March 1, 2013 for Jefferies and December 30, 2011 for National Beef. Since National Beef’s operating activities subsequent to the acquisition during 2011 were not significant they have not been included in our 2011 Consolidated Statement of Operations.

	2013	2012	2011
		(In thousands)
Net Revenues:
Investment Banking & Capital Markets	$2,134,002	$–	$–
Beef Processing Services	7,487,724	7,480,934	–
Other Operations (1)	347,275	333,415	410,526
Corporate	460,490	1,590,983	232,105
Total consolidated net revenues	$10,429,491	$9,405,332	$642,631

Income (loss) from continuing operations before
income taxes and income related to
associated companies:
Investment Banking & Capital Markets	$260,984	$–	$–
Beef Processing Services	(42,358)	59,048	–
Other Operations (1)	(108,395)	(38,859)	58,674
Corporate	242,771	1,309,444	(25,364)
Total consolidated income from
continuing operations before income
taxes and income related to
associated companies	$353,002	$1,329,633	$33,310

Depreciation and amortization expenses:
Investment Banking & Capital Markets	$59,631	$–	$–
Beef Processing Services	88,483	83,063	–
Other Operations	18,628	25,786	25,191
Corporate	9,924	19,727	23,296
Total consolidated depreciation and
amortization expenses	$176,666	$128,576	$48,487

Identifiable assets employed:
Investment Banking & Capital Markets (2)	$40,168,572	$–	$–
Beef Processing	1,703,662	1,797,152	1,786,855
Other Operations	942,260	885,236	881,115
Loans to and investments in associated
companies	556,468	807,474	793,766
Corporate	4,495,819	5,859,256	5,586,990
Assets of discontinued operations	–	–	214,463
Total consolidated assets	$47,866,781	$9,349,118	$9,263,189

Net revenues for the investment banking and capital markets segment are recorded in the geographic region in which the position was risk-managed, in the case of investment banking, in which the senior coverage banker is located, or for asset management, according to the location of the investment advisor. Net revenues by geographic region for the period from the Jefferies acquisition through December 31, 2013 were as follows (in thousands):

Americas (3)	$1,639,495
Europe (4)	448,181
Asia	46,326
$2,134,002

(1)	For the year ended December 31, 2011, includes $81.8 million gain on forgiveness of bank indebtedness related to a real estate property.
(2)	At December 31, 2013, includes $701.9 million of Jefferies loans to and investments in associated companies and $524.8 million of Jefferies deferred tax asset, net.
(3)	Substantially all relates to U.S. results.
(4)	Substantially all relates to U.K. results.

Other operations includes pre-tax losses of $87.9 million, $32.8 million and $28.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the investigation and evaluation of various energy related projects. There were no significant operating revenues or identifiable assets associated with these activities in any period; however, other income includes $5.4 million in 2011 with respect to government grants to reimburse us for certain of its prior expenditures, which were fully expensed as incurred. Such amounts were not significant in 2013 and 2012.

Net realized securities gains for corporate aggregated $243.5 million, $590.6 million and $641.5 million during 2013, 2012 and 2011, respectively. In 2013, realized security gains include $227.6 million related to the sale of Inmet. In 2012 and 2011, realized securities gains included gains of $543.7 million and $628.2 million, respectively, from the sale of our common shares of Fortescue. Corporate other income includes a gain on the redemption of the FMG Note of $526.2 million in 2012.

Depreciation and amortization expenses for other operations include amounts classified within Cost of sales and Selling, general and other expenses in the Consolidated Statements of Operations.

Interest expense classified as a component of Net revenues relates to the investment banking & capital markets segment. For the years ended December 31, 2013 and 2012, interest expense classified as a component of Expenses was primarily comprised of beef processing services ($12.3 million and $12.4 million, respectively) and corporate ($72.2 million and $80.2 million, respectively). For the year ended December 31, 2011 interest expense was primarily comprised of corporate; interest expense for other segments was not significant.

Note 33. Selected Quarterly Financial Data (Unaudited):
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2013
Net revenues	$2,297,613	$2,675,725	$2,534,235	$2,921,918
Income (loss) from continuing operations	$304,156	$60,574	$11,662	$(15,090)
Loss from discontinued operations, net of taxes	$(3,542)	$(2,423)	$(1,439)	$(4,820)
Gain (loss) on disposal of discontinued operations, net of taxes	$(325)	$385	$4,160	$8,895
Net (income) loss attributable to the noncontrolling interest	$622	$729	$(253)	$64
Net (income) loss attributable to the redeemable noncontrolling
interests	$4,531	$(5,638)	$(10,132)	$20,521
Preferred stock dividends	$(339)	$(1,015)	$(1,027)	$(1,016)
Net income	$305,103	$52,612	$2,971	$8,554

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$1.11	$.14	$-	$.01
Loss from discontinued operations	(.01)	-	-	(.01)
Gain (loss) on disposal of discontinued operations	-	-	.01	.02
Net income	$1.10	$.14	$.01	$.02
Number of shares used in calculation	275,735	367,752	367,641	368,146

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$1.09	$.14	$-	$.01
Loss from discontinued operations	(.01)	-	-	(.01)
Gain (loss) on disposal of discontinued operations	-	-	.01	.02
Net income	$1.08	$.14	$.01	$.02
Number of shares used in calculation	281,587	367,837	367,687	368,262

2012
Net revenues	$2,727,030	$1,716,274	$2,186,582	$2,775,446
Income (loss) from continuing operations	$489,322	$(180,426)	$122,132	$456,101
Loss from discontinued operations, net of taxes	$(2,087)	$(7,342)	$(3,172)	$(5,760)
Gain (loss) on disposal of discontinued operations, net of taxes	$-	$-	$(4,626)	$499
Net (income) loss attributable to the noncontrolling interest	$(202)	$297	$972	$993
Net (income) loss attributable to the redeemable noncontrolling
interests	$3,844	$(9,780)	$(8,632)	$2,333
Net income (loss)	$490,877	$(197,251)	$106,674	$454,166

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$2.02	$(.78)	$.47	$1.88
Loss from discontinued operations	(.01)	(.03)	(.01)	(.02)
Gain (loss) on disposal of discontinued operations	-	-	(.02)	-
Net income (loss)	$2.01	$(.81)	$.44	$1.86
Number of shares used in calculation	244,583	244,583	244,583	244,583

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$1.98	$(.78)	$.46	$1.85
Loss from discontinued operations	(.01)	(.03)	(.01)	(.02)
Gain (loss) on disposal of discontinued operations	-	-	(.02)	-
Net income (loss)	$1.97	$(.81)	$.43	$1.83
Number of shares used in calculation	248,945	244,583	248,910	248,922

Commission revenues and Floor brokerage and clearing fees for the second and third quarter of 2013 have been revised to reflect certain exchange fees charged to customers in Jefferies futures business on a gross rather than net basis. Net revenues and Expenses were each increased by $12.0 million in the second quarter of 2013 and $18.6 million in the third quarter of 2013 from amounts previously reported. There was no impact on Net income.

The second quarter of 2013 includes an out of period adjustment of $16.4 million to record Berkadia income related to prior periods. The fourth quarter of 2013 includes an out of period adjustment of $15.4 million to record real estate impairment charges related to prior periods.

Revenues and other income for the fourth quarter of 2012 include a gain on the redemption of the FMG Note of $526.2 million.

In 2013 and 2012, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Jefferies Group LLC

In our opinion, the accompanying consolidated statement of financial condition as of November 30, 2013 and the related consolidated statements of earnings, of comprehensive income, of changes in equity, and of cash flows for the period March 1, 2013 through November 30, 2013 present fairly, in all material respects, the financial position of Jefferies Group LLC and its subsidiaries (the “Successor” company) at November 30, 2013, and the results of their operations and their cash flows for the period March 1, 2013 through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on criteria established in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
January 28, 2014

Jef-1

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Jefferies Group, Inc.

In our opinion, the consolidated statements of earnings, of comprehensive income, of changes in equity and of cash flows for the period from December 1, 2012 through February 28, 2013 (the “Predecessor” company) present fairly, in all material respects, the results of operations and cash flows of Jefferies Group, Inc. and its subsidiaries for the period December 1, 2012 through February 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
January 28, 2014

Jef-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Jefferies Group LLC

We have audited the consolidated statement of financial condition of Jefferies Group LLC (formerly Jefferies Group, Inc.) and subsidiaries (the “Company”) as of November 30, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years ended November 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jefferies Group LLC and subsidiaries as of November 30, 2012, and the results of their operations and their cash flows for the years ended November 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York
January 28, 2013 (January 28, 2014 as to the effects discussed in Note 1–Immaterial Prior Year Adjustments)

Jef-3

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	Successor	Predecessor
	November 30, 2013	November 30, 2012
ASSETS
Cash and cash equivalents	$3,561,119	$2,692,595
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,616,602	4,082,595
Financial instruments owned, at fair value, including securities pledged of $13,253,537 and $12,334,745 at November 30, 2013 and November 30, 2012, respectively.
Corporate equity securities	2,098,597	1,762,775
Corporate debt securities	2,982,768	3,038,146
Government, federal agency and other sovereign obligations	5,346,152	5,153,750
Mortgage- and asset-backed securities	4,473,135	5,398,078
Loans and other receivables	1,349,128	678,311
Derivatives	261,093	368,292
Investments, at fair value	101,282	127,023
Physical commodities	37,888	144,016

Total financial instruments owned, at fair value	16,650,043	16,670,391
Investments in managed funds	57,285	57,763
Loans to and investments in related parties	701,873	586,420
Securities borrowed	5,359,846	5,094,679
Securities purchased under agreements to resell	3,746,920	3,357,602
Securities received as collateral	11,063	-
Receivables:
Brokers, dealers and clearing organizations	2,119,279	1,424,027
Customers	1,046,945	916,284
Fees, interest and other	251,072	196,811
Premises and equipment	202,467	185,991
Goodwill	1,722,346	365,670
Other assets	1,130,136	662,713

Total assets	$40,176,996	$36,293,541

Continued on next page.

Jef-4

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – CONTINUED
(In thousands, except share amounts)

	Successor	Predecessor
	November 30, 2013	November 30, 2012
LIABILITIES AND EQUITY
Short-term borrowing	$12,000	$150,000
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,823,299	1,539,332
Corporate debt securities	1,346,078	1,389,312
Government, federal agency and other sovereign obligations	3,155,683	3,666,112
Mortgage- and asset-backed securities	34,691	228,251
Loans	695,300	207,227
Derivatives	180,079	242,087
Physical commodities	36,483	183,142

Total financial instruments sold, not yet purchased, at fair value	7,271,613	7,455,463
Collateralized financings:
Securities loaned	2,506,122	1,934,355
Securities sold under agreements to repurchase	10,779,845	8,181,250
Other secured financings	234,711	62,300
Obligation to return securities received as collateral	11,063	-
Payables:
Brokers, dealers and clearing organizations	1,281,253	2,819,677
Customers	5,208,768	5,568,017
Accrued expenses and other liabilities	1,217,141	1,062,068
Long-term debt	6,232,806	4,804,607
Mandatorily redeemable convertible preferred stock	-	125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	-	348,051

Total liabilities	34,755,322	32,510,788

EQUITY
Common stock, $0.0001 par value. Authorized 500,000,000 shares; issued 204,147,007 shares at November 30, 2012	-	20
Member’s paid-in capital/ Additional paid-in capital	5,280,420	2,219,959
Retained earnings	-	1,281,855
Treasury stock, at cost, 835,033 shares at November 30, 2012	-	(12,682)
Accumulated other comprehensive income (loss):
Currency translation adjustments	21,341	(38,009)
Additional minimum pension liability	2,759	(15,128)

Total accumulated other comprehensive income (loss)	24,100	(53,137)

Total member’s / common stockholders’ equity	5,304,520	3,436,015
Noncontrolling interests	117,154	346,738

Total equity	5,421,674	3,782,753

Total liabilities and equity	$40,176,996	$36,293,541

Continued on next page.

Jef-5

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – CONTINUED
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

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Assets
Cash and cash equivalents	$176	$388,279
Financial instruments owned, at fair value
Corporate equity securities	-	105,271
Corporate debt securities	-	394,043
Mortgage- and asset-backed securities	-	15,589
Loans and other receivables	97,500	383,667
Investments, at fair value	412	5,836

Total financial instruments owned, at fair value	97,912	904,406
Receivables:
Brokers, dealers and clearing organizations	-	236,594
Fees, interest and other	-	10,931
Other assets	2,275	348

Total assets	$100,363	$1,540,558

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate debt securities	-	325,979
Loans	-	199,610
Derivatives	-	505

Total financial instruments sold, not yet purchased, at fair value	-	526,094
Collateralized financings:
Other secured financings	226,000	62,300
Payables:
Brokers, dealers and clearing organizations	-	201,237
Accrued expenses and other liabilities	706	10,656
Mandatorily redeemable preferred interests of consolidated subsidiaries	-	348,051

Total liabilities	$226,706	$1,148,338

See accompanying notes to consolidated financial statements.

Jef-6

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Year Ended	Year Ended
	November 30, 2013	February 28, 2013	November 30, 2012	November 30, 2011

Revenues:
Commissions	$472,596	$146,240	$548,437	$562,858
Principal transactions	399,091	300,278	1,035,974	428,035
Investment banking	1,003,517	288,278	1,125,883	1,122,528
Asset management fees and investment income from managed funds	36,093	10,883	26,966	44,125
Interest	714,248	249,277	1,031,839	1,248,132
Other	94,195	27,004	164,974	152,092

Total revenues	2,719,740	1,021,960	3,934,073	3,557,770
Interest expense	579,059	203,416	872,421	980,825

Net revenues	2,140,681	818,544	3,061,652	2,576,945
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	10,961	42,883	3,622

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,137,313	807,583	3,018,769	2,573,323

Non-interest expenses:
Compensation and benefits	1,213,908	474,217	1,770,798	1,482,604

Non-compensation expenses:
Floor brokerage and clearing fees	150,774	46,155	183,013	154,445
Technology and communications	193,683	59,878	244,511	215,940
Occupancy and equipment rental	86,701	24,309	97,397	84,951
Business development	63,115	24,927	95,330	93,645
Professional services	72,802	24,135	73,427	66,305
Other	92,035	14,475	62,498	56,099

Total non-compensation expenses	659,110	193,879	756,176	671,385

Total non-interest expenses	1,873,018	668,096	2,526,974	2,153,989

Earnings before income taxes	264,295	139,487	491,795	419,334
Income tax expense	94,686	48,645	168,646	132,966

Net earnings	169,609	90,842	323,149	286,368
Net earnings attributable to noncontrolling interests	8,418	10,704	40,740	1,750

Net earnings attributable to Jefferies Group LLC	$161,191	$80,138	$282,409	$284,618

Earnings per common share:
Basic	N/A	$0.35	$1.23	$1.28
Diluted	N/A	$0.35	$1.22	$1.28

Dividends declared per common share	N/A	$0.075	$0.300	$0.300

Weighted average common shares:
Basic	N/A	213,732	215,989	211,056
Diluted	N/A	217,844	220,101	215,171

See accompanying notes to consolidated financial statements.

Jef-7

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Net earnings	$169,609	$90,842	$323,149	$286,368

Other comprehensive income, net of tax:
Currency translation adjustments	21,341	(10,018)	1,511	3,339
Minimum pension liability adjustments, net of tax (1)	2,759	-	(4,158)	(2,551)

Total other comprehensive income, net of tax (2)	24,100	(10,018)	(2,647)	788

Comprehensive income	193,709	80,824	320,502	287,156
Net earnings attributable to noncontrolling interests	8,418	10,704	40,740	1,750

Comprehensive income attributable to Jefferies Group LLC	$185,291	$70,120	$279,762	$285,406

(1)
Includes income tax benefit of $2.5 million, $-0-, $0.2 million and $1.8 million for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011, respectively.

(2)	No Other comprehensive income (loss) is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

Jef-8

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share amounts)

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Common stock, par value $0.0001 per share
Balance, beginning of period	$-	$20	$20	$20
Issued	-	1	1	2
Retired	-	-	(1)	(2)

Balance, end of period	$-	$21	$20	$20

Member’s paid-in capital
Balance, beginning of period	$4,754,101	$-	$-	$-
Contributions	362,255	-	-	-
Net earnings to Jefferies Group LLC	161,191	-	-	-
Tax benefit for issuance of share-based awards	2,873	-	-	-

Balance, end of period	$5,280,420	$-	$-	$-

Additional paid-in capital
Balance, beginning of period	$-	$2,219,959	$2,207,410	$2,218,123
Benefit plan share activity (3)	-	3,138	12,076	31,176
Share-based expense, net of forfeitures and clawbacks	-	22,288	83,769	134,076
Proceeds from exercise of stock options	-	57	104	95
Acquisitions and contingent consideration	-	2,535	-	419
Tax (deficiency) benefit for issuance of share-based awards	-	(17,965)	19,789	32,200
Equity component of convertible debt, net of tax	-	-	(427)	(217)
Dividend equivalents on share-based plans	-	1,418	6,531	8,883
Issuance of treasury stock		-	-	97,770
Retirement of treasury stock	-	-	(109,293)	(315,115)

Balance, end of period	$-	$2,231,430	$2,219,959	$2,207,410

Retained earnings
Balance, beginning of period	$-	$1,281,855	$1,067,858	$850,654
Net earnings to common shareholders	-	80,138	282,409	284,618
Dividends	-	(17,217)	(68,412)	(67,414)

Balance, end of period	$-	$1,344,776	$1,281,855	$1,067,858

Accumulated other comprehensive income (loss) (1) (2)
Balance, beginning of period	$-	$(53,137)	$(50,490)	$(51,278)
Currency adjustment	21,341	(10,018)	1,511	3,339
Pension adjustment, net of tax	2,759	-	(4,158)	(2,551)

Balance, end of period	$24,100	$(63,155)	$(53,137)	$(50,490)

Treasury stock, at cost
Balance, beginning of period	$-	$(12,682)	$(486)	$(539,530)
Purchases	-	(166,541)	(113,562)	(152,827)
Returns / forfeitures	-	(1,922)	(7,928)	(20,368)
Issues		-	-	397,122
Retirement of treasury stock	-	-	109,294	315,117

Balance, end of period	$-	$(181,145)	$(12,682)	$(486)

Total member’s / common stockholders’ equity	$5,304,520	$3,331,927	$3,436,015	$3,224,312

Noncontrolling interests
Balance, beginning of period	$356,180	$346,738	$312,663	$332,976
Net earnings attributable to noncontrolling interests	8,418	10,704	40,740	1,750
Contributions	100,210	-	-	1,713
Distributions	(25)	(1,262)	(13,570)	(22,056)
Redemptions	(347,629)	-	-	-
Consolidation (deconsolidation) of asset management entity	-	-	6,905	(1,720)

Balance, end of period	$117,154	$356,180	$346,738	$312,663

Total equity	$5,421,674	$3,688,107	$3,782,753	$3,536,975

(1)
The components of other comprehensive loss are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive loss are attributable to noncontrolling interests.

(2)	There were no reclassifications out of Accumulated other comprehensive loss during the nine months ended November 30, 2013.
(3)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

Jef-9

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Cash flows from operating activities:
Net earnings	$169,609	$90,842	$323,149	$286,368

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	(2,509)	17,393	72,692	68,522
Gain on conversion option	(6,914)	-	-	-
Bargain purchase gain	-	-	(3,368)	(52,509)
Gain on repurchase of long-term debt	-	-	(9,898)	(21,107)
Gain on sale of mortgage servicing rights	-	-	(23,826)	-
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	10,961	42,883	3,622
Accruals related to various benefit plans and stock issuances, net of forfeitures	-	23,505	87,918	144,886
Deferred income taxes	31,284	30,835	84,643	30,177
Income on loans to and investments in related parties	(92,181)	-	-	-
Distributions received on investments in related parties	37,742	-	-	-
Other adjustments	(7,826)	(1,154)	(4,094)	(3,724)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	113,754	352,891	(738,117)	1,417,107
Receivables:
Brokers, dealers and clearing organizations	336,263	(1,027,671)	(101,903)	1,652,426
Customers	225	(130,543)	200,679	385,686
Fees, interest and other	(29,388)	(29,149)	(33,694)	3,856
Securities borrowed	(41,678)	(224,557)	75,379	3,014,442
Financial instruments owned	(200,974)	229,394	52,737	299,558
Loans to and investments in related parties	-	(197,166)	7,302	(375,031)
Investments in managed funds	2,674	(2,213)	12,977	60,855
Securities purchased under agreements to resell	(156,197)	(224,418)	(463,829)	372,470
Other assets	47,296	(5,346)	(22,178)	(122,568)
Payables:
Brokers, dealers and clearing organizations	(507,722)	(1,031,335)	(82,031)	880,998
Customers	(249,305)	(111,139)	804,539	(2,324,839)
Securities loaned	600,539	(28,138)	227,737	(1,428,852)
Financial instruments sold, not yet purchased	(2,511,777)	2,327,667	801,971	(2,892,462)
Securities sold under agreements to repurchase	2,794,412	(197,493)	(1,439,130)	(1,083,191)
Accrued expenses and other liabilities	414,515	(267,336)	316,367	(599,677)

Net cash provided by (used in) operating activities	745,210	(394,170)	188,905	(282,987)

Cash flows from investing activities:
Contributions to loans to and investments in related parties	(2,241,232)	-	-	-
Distributions from loans to and investments in related parties	2,360,691	-	-	-
Net payments on premises and equipment	(48,534)	(10,706)	(63,236)	(77,330)
Cash received (paid) in connection with acquisition during the period, net of cash acquired	-	-	2,257	(320,697)
Cash disposed in connection with disposal of reporting units, net of cash received	(4,939)	-	-	-
Cash received from sales of mortgage servicing rights	-	-	30,851	-
Consolidation of asset management entity	-	-	9,711	-
Cash received from contingent consideration	3,796	1,203	4,104	3,733
Cash paid from contingent consideration	-	-	(1,172)	(754)

Net cash provided by (used in) investing activities	69,782	(9,503)	(17,485)	(395,048)

Continued on next page.

Jef-10

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$3,054	$5,682	$31,413	$34,552
Proceeds from short-term borrowings	13,623,650	6,744,000	12,912,063	3,032,010
Payments on short-term borrowings	(13,711,650)	(6,794,000)	(12,819,557)	(3,283,231)
Proceeds from secured credit facility	920,000	900,000	1,325,000	260,000
Payments on secured credit facility	(980,000)	(990,007)	(1,075,000)	(160,000)
Repayment of long-term debt	-	-	(253,232)	-
Proceeds from other secured financings	114,711	60,000	-	-
Payments on repurchase of long-term debt	-	-	(1,435)	(49,692)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(64)	(61)	(5,366)	(8,973)
Payments on repurchase of common stock	-	(166,541)	(113,562)	(152,827)
Payments on dividends	-	(15,799)	(61,881)	(58,531)
Proceeds from exercise of stock options, not including tax benefits	-	57	104	95
Net proceeds from issuance of common shares	-	-	-	494,892
Net proceeds from issuance of senior notes, net of issuance costs	-	991,469	201,010	794,587
Proceeds from contributions of noncontrolling interests	100,210	-	-	1,713
Payments on distributions to noncontrolling interests	(347,654)	(1,262)	(13,570)	(22,056)

Net cash (used in) provided by financing activities	(277,743)	733,538	125,987	882,539

Effect of exchange rate changes on cash and cash equivalents	5,912	(4,502)	1,391	295

Net increase in cash and cash equivalents	543,161	325,363	298,798	204,799
Cash and cash equivalents at beginning of period	3,017,958	2,692,595	2,393,797	2,188,998

Cash and cash equivalents at end of period	$3,561,119	$3,017,958	$2,692,595	$2,393,797

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$638,657	$178,836	$869,354	$943,031
Income taxes, net of refunds	55,251	(34,054)	43,113	153,416

Noncash financing activities:

In connection with the merger with Leucadia National Corporation, Jefferies Group LLC recorded acquisition accounting adjustments which resulted in changes to equity. Refer to Note 4, Leucadia Merger and Related Transactions, for further details.

On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH to Jefferies Group, LLC. The contribution was recorded as a capital contribution and increased member’s equity by $362.3 million. Refer to Note 4, Leucadia Merger and Related Transactions, for further details.

See accompanying notes to consolidated financial statements.

Jef-11

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jef-12

JEFFERIES GROUP LLC AND SUBSIDIARIES
November 30, 2013 and 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Jefferies Group LLC, and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Jefferies Group LLC was previously known as Jefferies Group, Inc., which on March 1, 2013 was converted into a limited liability company and renamed Jefferies Group LLC. In addition, certain subsidiaries of Jefferies Group, Inc. also converted into limited liability companies. The accompanying Consolidated Financial Statements therefore refer to Jefferies Group LLC and represent the accounts of Jefferies Group, Inc., as it was formerly known, and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Mortgage Funding, LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.

On March 1, 2013, Jefferies Group LLC through a series of merger transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Merger”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, we continue to operate as a full-service global investment banking firm, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports.

We operate in two business segments, Capital Markets and Asset Management. Capital Markets, which represents principally our entire business, includes our securities, commodities, futures and foreign exchange trading and investment banking activities, which provides the research, sales, trading, origination and advisory effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds, separate accounts and mutual funds. Our parent, Leucadia is establishing an asset management business and we expect to transition our limited asset management business to Leucadia during 2014.

In addition, on April 1, 2013, we merged Jefferies High Yield Trading, LLC (our high yield trading broker-dealer) with Jefferies (a U.S. broker-dealer) and our high yield activities are now all conducted by Jefferies. In addition, during the three months ended May 31, 2013, we redeemed the third party interests in our high yield joint venture.

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Financial Inc. (“Prudential”). The Global Commodities Group provided execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. The acquisition allowed us to offer clients globally an increased range of products, including exchange-traded futures and over-the-counter trading in energy, metals and agricultural markets. On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). The acquired business represented the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services. The acquisition of Hoare Govett provided us with the opportunity to continue our growth in corporate broking in the U.K. and significantly expand the capabilities and reach of our established European Investment Banking and Equities business units. See Note 5, Acquisitions for further details.

Jef-13

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.

As more fully described in Note 4, Leucadia Merger and Related Transactions, the Merger is accounted for using the acquisition method of accounting, which requires that the assets, including identifiable intangible assets, and liabilities of Jefferies Group LLC be recorded at their fair values at the date of the Merger. The application of the acquisition method of accounting has been pushed down and reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The application of push down accounting represents the termination of the prior reporting entity and the creation of a new reporting entity, which do not have the same bases of accounting. As a result, our consolidated financial statements for 2013 are presented for the period from March 1, 2013 through November 30, 2013 for the new reporting entity (the “Successor”), and before March 1, 2013 for the prior reporting entity (the “Predecessor.”) The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods have been prepared under two different cost bases of accounting.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, goodwill and intangible assets, the ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Cash Flow Statement Presentation

For the nine months ended November 30, 2013, certain amounts relating to loans and investments in related parties are classified as components of investing activities on the Consolidated Statements of Cash Flows to conform to the presentation of our Parent company in connection with the establishment of a new accounting entity through the application of push down accounting. These amounts were classified by the Predecessor entity as operating activities for reporting periods prior to the merger.

Consolidation

Our policy is to consolidate all entities in which we control by ownership a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests are presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.

In situations where we have significant influence, but not control, of an entity that does not qualify as a variable interest entity, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded within Other revenues or Principal transaction revenues, respectively. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.

Intercompany accounts and transactions are eliminated in consolidation.

Immaterial 2013 Adjustments

We have made correcting adjustments (referred to as “adjustments”) to our historical financial statements for the quarters of 2013 and for the year ended November 30, 2013, the results of which are included within our financial statements for the nine months ended November 30, 2013. We do not believe these adjustments are material to our financial statements for any previously reported period.

The first adjustment relates to a revised estimate of our litigation reserve resulting in an additional $17.0 million on a pre-tax basis recognized in Other expenses in the fourth quarter of 2013. We have adjusted our estimate of the reserve relating to an investigation of the purchases and sales of mortgage-backed securities based on an agreement reached in principle subsequent to our report on Form 8-K, dated December 17, 2013 in which we announced our financial results for our fiscal fourth quarter of 2013. Additionally, we have reduced our estimate for bad debt provision on certain investment banking receivables on a pre-tax basis by $1.3 million in the fourth quarter of 2013 resulting in a reduction in Other expenses by such amount in this Annual Report on Form 10-K for the year ended November 30, 2013. The impact of these adjustments is a reduction in Income tax expense of $1.2 million and a reduction in Net earnings of $14.5 million during the fourth quarter of 2013.

In addition to and unrelated to the adjustments described above, we have reduced Income tax expense by $4.4 million to correct for income tax expense recognized during the fourth quarter of 2013. It was determined that such income tax expense properly related to each of the years from fiscal 2009 to fiscal 2012. This had the effect of understating goodwill in the purchase price allocation by $4.4 million as the additional income tax liability in existence at the merger date reduces the fair value of the net assets acquired. We have evaluated the effects of this correction and concluded that it is not material to the previously issued Annual Reports on Form 10-K for the previously reported periods or to the previously issued Quarterly Reports on Form 10-Q for the three months ended May 31, 2013 and August 31, 2013. Nevertheless, we have revised our consolidated net earnings for the nine months ended November 30, 2013 as reflected in this Form 10-K for the year ended November 30, 2013 to correct for the effect of this item and appropriately reflected the increase of $4.4 million in goodwill within our Consolidated Statement of Financial Condition.

Further, we are adjusting Commissions revenues and Floor brokerage and clearing fees in the respective financial statement line items to reflect certain exchange fees charged to customers in our futures business on a gross rather than net basis for $60.6 million in 2013. Although Floor brokerage and clearing fees were recorded on a net basis to Commissions revenue, thereby resulting in an understatement in Commissions revenues, Total revenues, Net revenues, Floor brokerage and clearing fees and Total non-interest expenses for various periods, there was no impact on Net earnings. We do not believe these adjustments are material to our consolidated financial statements for any reported period.

Jef-14

Immaterial Prior Year Adjustments

Similar to the 2013 adjustments to Commissions revenues and Floor brokerage and clearing fees discussed above, we are also revising our prior period consolidated financial statements for these items. The impact of these adjustments is an increase of $62.9 million and $28.1 million, in both the Commissions revenue and Floor brokerage and clearing fees, for the years ended November 30, 2012 and 2011, respectively. We do not believe these adjustments are material to our consolidated financial statements for any reported period.

The following sets forth the effects of the adjustments on affected line items within our previously reported Consolidated Statements of Earnings for 2012 and 2011. There is no effect on our Consolidated Statement of Financial Condition as of November 30, 2012, Consolidated Statements of Changes in Stockholders’ Equity for the years 2012 and 2011 and Consolidated Statements of Cash Flows for the years 2012 and 2011.

Consolidated Statement of Earnings

	Year Ended November 30,
	2012		2011
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted
Commissions revenues	$485,569	$548,437	$534,726	$562,858
Total revenues	3,871,205	3,934,073	3,529,638	3,557,770
Net revenues	2,998,784	3,061,652	2,548,813	2,576,945
Net revenues, less mandatorily redeemable preferred interest	2,955,901	3,018,769	2,545,191	2,573,323
Floor brokerage and clearing fees	120,145	183,013	126,313	154,445
Total non-compensation expenses	693,308	756,176	643,253	671,385
Total non-interest expenses	2,464,106	2,526,974	2,125,857	2,153,989

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

Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short-term borrowings, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted / amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Jef-15

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

Valuation Process for Financial Instruments

Our Independent Price Verification (“IPV”) Group, which is part of our Finance department, in partnership with Risk Management, is responsible for establishing our valuation policies and procedures. The IPV Group and Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which is comprised of our Chief Financial Officer, Global Controller, Global Head of Product Control, Chief Risk Officer and Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

Jef-16

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

Third Party Pricing Information. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the external data providers’ valuation methodologies. For corporate, U.S. government and agency, and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

Model Review Process. Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Risk Management, independent from the trading desks, and then approved by Risk Management to be used in the valuation process. Review and approval of a model for use may include benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated by Risk Management annually or more frequently if market conditions or use of the valuation model changes.

Jef-17

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

Loans to and Investments in Related Parties

Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 12, Investments, and Note 25, Related Party Transactions, for additional information regarding certain of these investments.

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

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. Premises and equipment includes internally developed software, which was increased to its fair market value in the allocation of the purchase price on March 1, 2013. The revised carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life. See Note 4, Leucadia Merger and Related Transactions for more information regarding the allocation of the purchase price.

As of November 30, 2013 and 2012, furniture, fixtures and equipment amounted to $278.5 million and $266.2 million, respectively, and leasehold improvements amounted to $134.1 million and $133.1 million, respectively. Accumulated depreciation and amortization was $210.1 million and $213.3 million as of November 30, 2013 and 2012, respectively. Included within furniture, fixtures and equipment is equipment recorded under capital leases with a cost of $ $19.5 million at November 30, 2013 and 2012, which is being amortized over the lease term.

Depreciation and amortization expense amounted to $38.8 million for the nine months ended November 30, 2013, $12.9 million for the three months ended February 28, 2013 and $50.5 million and $43.7 million for the years ended November 30, 2012 and 2011, respectively.

Jef-18

Goodwill and Intangible Assets

Goodwill . Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.

The fair value of reporting units are based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Refer to Note 13, Goodwill and Other Intangible Assets, for further information on our assessment of goodwill.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, we are required to perform a quantitative impairment test. Subsequent reversal of impairment losses is not permitted. Our annual indefinite-lived intangible asset impairment testing date is August 1.

To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Income Taxes

Prior to the Merger we filed a consolidated U.S. federal income tax return, which included all of our qualifying subsidiaries. Post Merger, our results of operations are included in the consolidated federal and applicable state income tax returns filed by Leucadia. In states that neither accept nor require combined or unitary tax returns, certain subsidiaries file separate state income tax returns. We also are subject to income tax in various foreign jurisdictions in which we operate. For the Successor period, we account for our provision for income taxes using a “separate return” method. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting for the Merger, the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax basis of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the basis differences. In the Successor period, Jefferies provides deferred taxes on its temporary differences and on any carryforwards that it could claim on its hypothetical tax return. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected separate return results. The tax benefit related to Leucadia dividends and dividend equivalents paid on nonvested share-based payment awards are recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Equity.

We record uncertain tax positions using a two-step process: (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Jef-19

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

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At November 30, 2013, we have reserved approximately $22.4 million relating to an investigation of the purchases and sales of mortgage-backed securities that in January 2014 resulted in a non-prosecution agreement reached in principle with the United States Attorney for the District of Connecticut and a settlement agreement in principle with the Securities and Exchange Commission, which remains subject to review and approval by the SEC Commissioners. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.

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

Earnings per Common Share

As a single member limited liability company, earnings per share is not calculated for Jefferies Group LLC (the Successor company).

Prior to the Merger, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor periods, basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units (“RSUs”) for which no future service is required. For Predecessor periods, diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. Restricted stock and RSUs granted as part of our share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, Basic and Diluted earnings per share are calculated under the two-class method.

Securitization Activities

We engage in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statements of Earnings.

When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other secured financings in the Consolidated Statements of Financial Condition.

Jef-20

Note 3. Accounting Developments

Accounting Standards to be Adopted in Future Periods

Income Taxes. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to eliminate diversity in practice. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods therein and is to be applied prospectively. We do not expect that the adoption of this ASU will have a material effect on our consolidated financial statements.

Balance Sheet Offsetting Disclosures. In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The updates require new disclosures regarding balance sheet offsetting and related arrangements. For derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions, the updates require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal quarter ended February 28, 2014), and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operations or cash flows.

Adopted Accounting Standards

Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted the guidance effective March 1, 2013, presenting the additional disclosures within our Consolidated Statements of Changes in Equity. Adoption did not affect our results of operation, financial condition or cash flows.

Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The adoption of this guidance on December 1, 2012 did not affect our financial condition, results of operations or cash flows as it did not affect how impairment is calculated.

Goodwill Testing. In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. We adopted this guidance on December 1, 2012, which did not change how goodwill impairment is calculated nor assigned to reporting units and therefore had no effect on our financial condition, results of operations or cash flows.

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

Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In assessing whether to account for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financing, this guidance removes from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and 2) the collateral maintenance implementation guidance related to that criterion. The adoption of this guidance for transactions beginning on or after January 1, 2012 did not have an impact on our financial condition, results of operations or cash flows.

Jef-21

Note 4. Leucadia Merger and Related Transactions

Merger Transaction

On March 1, 2013, Jefferies Group LLC completed a merger transaction with Leucadia and became a wholly-owned subsidiary of Leucadia as described in Note 1 Organization and Basis of Presentation. Each share of Jefferies Group Inc.’s common stock outstanding was converted into common shares of Leucadia at an Exchange Ratio of 0.81 of a Leucadia common share for each share of Jefferies Group, Inc. (the “Exchange Ratio”). Leucadia exchanged Jefferies Group, Inc.’s $125.0 million 3.25% Series A-1 Convertible Cumulative Preferred Stock for a new series of Leucadia $125.0 million 3.25% Cumulative Convertible Preferred Shares. In addition, each restricted share and restricted stock unit of Jefferies Group, Inc. common stock was converted at the Exchange Ratio, into an equivalent award of shares of Leucadia, with all such awards for Leucadia shares subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.

Leucadia did not assume or guarantee any of our outstanding debt securities, but our 3.875% Convertible senior Debentures due 2029 with an aggregate principal amount of $345.0 million are now convertible into common shares of Leucadia.
Other than the conversion into Leucadia common shares, the terms of the debenture remain the same.

The merger resulted in a change in our ownership and was recorded under the acquisition method of accounting by Leucadia and pushed-down to us by allocating the total purchase consideration of $4.8 billion to the cost of the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of the merger. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed is recorded as goodwill. The goodwill arising from the merger consists largely of our commercial potential and the value of our assembled workforce.

In connection with the merger, we recognized $11.5 million, $2.1 million and $4.7 million in transaction costs during the nine months ended November 30, 2013, three months ended February 28, 2013 and the year ended November 30, 2012, respectively.

The summary computation of the purchase price and the fair values assigned to the assets and liabilities are presented as follows (in thousands except share amounts):

Purchase Price

Jefferies common stock outstanding	205,368,031
Less: Jefferies common stock owned by Leucadia	(58,006,024)

Jefferies common stock acquired by Leucadia	147,362,007
Exchange ratio	0.81

Leucadia’s shares issued (excluding for Jefferies shares held by Leucadia)	119,363,226
Less: restricted shares issued for share-based payment awards (1)	(6,894,856)

Leucadia’s shares issued, excluding share-based payment awards	112,468,370
Closing price of Leucadia’s common stock (2)	$26.90

Fair value of common shares acquired by Leucadia	3,025,399
Fair value of 3.25% cumulative convertible preferred shares (3)	125,000
Fair value of shares-based payment awards (4)	343,811
Fair value of Jefferies shares owned by Leucadia (5)	1,259,891

Total purchase price	$4,754,101

(1)	Represents shares of restricted stock included in Jefferies common stock outstanding that contained a future service requirement as of March 1, 2013.
(2)
The value of the shares of common stock exchanged with Jefferies shareholders was based upon the closing price of Leucadia’s common stock at February 28, 2013, the last trading day prior to the date of acquisition.

(3)	Represents Leucadia’s 3.25% Cumulative Convertible Preferred Shares issued in exchange for Jefferies Group, Inc.’s 3.25% Series A-1 Convertible Cumulative Preferred Stock.
(4)
The fair value of share-based payment awards is calculated in accordance with ASC 718, Compensation – Stock Compensation. Share-based payment awards attributable to pre-combination service are included as part of the total purchase price. Share-based payment awards attributable to pre-combination service is estimated based on the ratio of the pre-combination service performed to the original service period of the award.

(5)	The fair value of Jefferies shares owned by Leucadia was based upon a price of $21.72, the closing price of Jefferies common stock at February 28, 2013.

Jef-22

Assets acquired (1):
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (2)	15,551
Finite-lived intangible customer relationships (2)(3)	136,002
Finite-lived trade name (2)(4)	131,299
Other assets	939,600

Total assets	$38,036,242

Liabilities assumed (1):
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obligation to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	793,843
Long-term debt	6,362,024
Mandatorily redeemable preferred interests	358,951

Total liabilities	$34,646,341

Noncontrolling interests	356,180

Fair value of net assets acquired, excluding goodwill (1)	$3,033,721

Goodwill (1)	$1,720,380

(1)
Modifications to the purchase price allocation have been made since the initial presentation included in our Quarterly Report on Form 10-Q for the three months ended May 31, 2013, which reflect additional information obtained about the fair value of the assets acquired and liabilities assumed. These modifications include adjustments of $4.8 million to reduce the fair value of the total assets acquired and $14.0 million to increase the total liabilities assumed at March 1, 2013. The impact of the adjustments resulted in an increase of goodwill of $18.8 million from the previously presented balance of $1,701.6 million in our Quarterly Report on Form 10-Q for the three months ended May 31, 2013 to $1,720.4 million as reflected in this table.

(2)	Intangible assets are recorded within Other assets on the Consolidated Statement of Financial Condition.
(3)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted average useful life of approximately 14.4 years.
(4)	The fair value of the finite-lived trade name will be amortized on a straight line basis over a useful life of 35 years.

Intangible assets, not including goodwill, totaling approximately $282.9 million were identified and recognized as part of the acquisition accounting. The goodwill of $1.7 billion resulting from the Merger is not deductible for tax purposes.

Jef-23

Reorganization of Jefferies High Yield Holdings, LLC

On March 1, 2013, we commenced a reorganization of our high yield joint venture with Leucadia, conducted through Jefferies High Yield Holdings, LLC (“JHYH”) (the parent of Jefferies High Yield Trading, LLC (our high yield trading broker-dealer)). On March 1, 2013, we redeemed the outstanding third party noncontrolling interests in JHYH of $347.6 million. On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH of $362.3 million to Jefferies Group LLC as member’s equity. On April 1, 2013, we redeemed the mandatorily redeemable preferred interests in JHYH received from Leucadia. In addition, on April 1, 2013, our high yield trading broker-dealer was merged into Jefferies LLC (our U.S. securities broker-dealer).

Note 5. Acquisitions

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

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, specifically the Hoare Govett trademark/trade name, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2012 and is reported within the Capital Markets business segment. Approximately $0.4 million was recognized at the date of acquisition as the fair value of the Hoare Govett trade name. See Note 13, Goodwill and Other Intangible Assets for further details. Additionally, on February 1, 2012, we recognized a deferred tax liability of approximately $0.1 million, recorded within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

Our results of operations for the year ended November 30, 2012 include the results of operations of Hoare Govett for ten months for the period from February 1, 2012 to November 30, 2012. The acquisition closed on February 29, 2012.

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

We accounted for the acquisition under the acquisition method of accounting, resulting in a bargain purchase gain of $52.5 million which is included in Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2011, is not taxable and is reported within the Capital Markets business segment.

Jef-24

Note 6. Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments classified as cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of November 30, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	November 30,	November 30,
	2013	2012

Cash and cash equivalents:
Cash in banks	$880,443	$1,038,664
Money market investments	2,680,676	1,653,931

Total cash and cash equivalents	$3,561,119	$2,692,595

Cash and securities segregated (1)	$3,616,602	$4,082,595

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

Jef-25

Note 7. Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2013 and 2012 by level within the fair value hierarchy (in thousands):

	Successor
	November 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,913,220	$175,493	$9,884	$-	$2,098,597
Corporate debt securities	-	2,957,102	25,666	-	2,982,768
Collateralized debt obligations	-	182,095	37,216	-	219,311
U.S. government and federal agency securities	2,293,221	40,389	-	-	2,333,610
Municipal securities	-	664,054	-	-	664,054
Sovereign obligations	1,458,803	889,685	-	-	2,348,488
Residential mortgage-backed securities	-	2,932,268	105,492	-	3,037,760
Commercial mortgage-backed securities	-	1,130,410	17,568	-	1,147,978
Other asset-backed securities	-	55,475	12,611	-	68,086
Loans and other receivables	-	1,203,238	145,890	-	1,349,128
Derivatives	40,952	2,472,237	1,493	(2,253,589)	261,093
Investments at fair value	-	40	101,242	-	101,282
Physical commodities	-	37,888	-	-	37,888

Total financial instruments owned	$5,706,196	$12,740,374	$457,062	$(2,253,589)	$16,650,043

Cash and cash equivalents	$3,561,119	$-	$-	$-	$3,561,119
Investments in managed funds	$-	$-	$57,285	$-	$57,285
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,612,602	$-	$-	$-	$3,612,602
Securities received as collateral	$11,063	$-	$-	$-	$11,063

Total Level 3 assets			$514,347

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,782,903	$40,358	$38	$-	$1,823,299
Corporate debt securities	-	1,346,078	-	-	1,346,078
U.S. government and federal agency securities	1,324,326	-	-	-	1,324,326
Sovereign obligations	1,360,269	471,088	-	-	1,831,357
Residential mortgage-backed securities	-	34,691	-	-	34,691
Loans	-	672,838	22,462	-	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	-	36,483	-	-	36,483

Total financial instruments sold, not yet purchased	$4,511,327	$5,081,999	$30,898	$(2,352,611)	$7,271,613

Obligation to return securities received as collateral	$11,063	$-	$-	$-	$11,063
Other secured financings	$-	$31,000	$8,711	$-	$39,711
Embedded conversion option	$-	$9,574	$-	$-	$9,574

(1)
During the nine months ended November 30, 2013, we transferred listed equity options with a fair value of $403.0 million within Financial instruments owned and $423.0 million within Financial instruments sold, not yet purchased from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $304.2 million.

Jef-26

	Predecessor
	November 30, 2012

	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,608,715	$137,245	$16,815	$-	$1,762,775
Corporate debt securities	-	3,034,515	3,631	-	3,038,146
Collateralized debt obligations	-	87,239	31,255	-	118,494
U.S. government and federal agency securities	1,720,617	115,310	-	-	1,835,927
Municipal securities	-	619,969	-	-	619,969
Sovereign obligations	1,722,044	975,810	-	-	2,697,854
Residential mortgage-backed securities (5)	-	3,997,390	156,069	-	4,153,459
Commercial mortgage-backed securities (5)	-	1,001,581	30,202	-	1,031,783
Other asset-backed securities	-	93,228	1,114	-	94,342
Loans and other receivables	-	497,918	180,393	-	678,311
Derivatives (5)	615,024	1,674,062	328	(1,921,122)	368,292
Investments at fair value	-	43,126	83,897	-	127,023
Physical commodities	-	144,016	-	-	144,016

Total financial instruments owned	$5,666,400	$12,421,409	$503,704	$(1,921,122)	$16,670,391

Level 3 financial instruments for which the firm does not bear economic exposure (3)			(53,289)

Level 3 financial instruments for which the firm bears economic exposure			$450,415

Cash and cash equivalents	$2,692,595	$-	$-	$-	$2,692,595
Investments in managed funds	$-	$-	$57,763	$-	$57,763
Cash and securities segregated and on deposit for regulatory purposes (4)	$4,082,595	$-	$-	$-	$4,082,595

Total Level 3 assets for which the firm bears economic exposure			$508,178

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,442,347	$96,947	$38	$-	$1,539,332
Corporate debt securities	-	1,389,312	-	-	1,389,312
U.S. government and federal agency securities	1,428,746	250,387	-	-	1,679,133
Sovereign obligations	1,395,355	591,624	-	-	1,986,979
Residential mortgage-backed securities (5)	-	228,251	-	-	228,251
Loans	-	205,516	1,711	-	207,227
Derivatives (5)	547,605	1,753,716	9,516	(2,068,750)	242,087
Physical commodities	-	183,142	-	-	183,142

Total financial instruments sold, not yet purchased	$4,814,053	$4,698,895	$11,265	$(2,068,750)	$7,455,463

(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2012.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.
(4)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $404.3 million.
(5)
To-be-announced securities previously classified within Financial instruments owned - mortgage-backed securities and Financial instruments sold, not yet purchased – mortgage-backed securities, have been reclassified to Derivatives (assets) and Derivatives (liabilities), respectively.

Jef-27

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

—
Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 or Level 3 of the fair value hierarchy.

—
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

—
Equity warrants: Non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

—
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

—
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

U.S. Government and Federal Agency Securities

—	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized within Level 1 of the fair value hierarchy.
—
U.S. Agency Issued Debt Securities: Callable and non-callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services. Non-callable U.S. agency securities are generally categorized within Level 1 and callable U.S. agency securities are categorized within Level 2 of the fair value hierarchy.

Jef-28

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

Residential Mortgage-Backed Securities

—
Agency Residential Mortgage-Backed Securities: Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and interest-only and principal-only securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

—
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

—
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

—
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

—
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

—
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

Jef-29

—
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

—
Project Loans: Valuation of project loans are based on benchmarks of prices for recently executed transactions of related realized collateralized securities and are categorized within Level 2 of the fair value hierarchy.

—
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

Derivatives

—
Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security, use similar valuation approaches as those applied to over-the-counter derivative contracts and are categorized within Level 2 of the fair value hierarchy.

—
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

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy. To facilitate the trading in precious metals we undertake leasing of such precious metals. The fees earned or paid for such leases are recorded as Principal transaction revenues on the Consolidated Statements of Earnings.

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and at November 30, 2012, shares in non-U.S. exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company at November 30, 2013 and 2012 (in thousands):

Jef-30

	Successor
	November 30, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$20,927	$-	Monthly, Quarterly
High Yield Hedge Funds(2)	244	-	—
Fund of Funds(3)	494	94	—
Equity Funds(4)	66,495	40,816	—
Convertible Bond Funds(5)	3,473	-	At Will
Other Investments(6)	-	-	Bi-Monthly

Total(8)	$91,633	$40,910

	Predecessor
	November 30, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$19,554	$-	Monthly, Quarterly
High Yield Hedge Funds(2)	612	-	—
Fund of Funds(3)	604	106	—
Equity Funds(4)	69,223	59,272	—
Convertible Bond Funds(5)	3,002	-	At Will
Other Investments(6)	19	-	Bi-Monthly

Total(8)	$93,014	$59,378

(1)

This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2013 and 2012, investments representing approximately 98% and 96%, respectively, of the fair value of investments in this category are redeemable with 30 - 65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $0.5 million at November 30, 2012. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.

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

(3)
Includes investments in fund of funds that invest in various private equity funds. At November 30, 2013 and 2012, approximately 98% and 94%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.

(4)
At November 30, 2013 and 2012, investments representing approximately 99% and 98%, respectively of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At November 30, 2013 and 2012, this category includes investments in equity funds managed by us with a fair value of $54.4 million and $55.6 million and unfunded commitments of $39.2 million and $56.9 million, respectively.

(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.

(6)
Other investments at November 30, 2012 included investments in funds that invest in commodity futures and options contracts, which were sold in fiscal 2013 as a result of the spin-off of CoreCommodity Management, LLC.

(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.
(8)
Investments at fair value in the Consolidated Statements of Financial Condition at November 30, 2013 and 2012 include $66.9 million and $91.8 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table. We have unfunded commitments to such investments of $3.3 million in aggregate at November 30, 2013.

Jef-31

Other Secured Financings

Other secured financings include the notes issued by consolidated VIEs, which are classified as Level 2 within the fair value hierarchy. Fair value is based on recent transaction prices. In addition, at November 30. 2013, Other secured financings includes $8.7 million related to transfers of loans accounted for as secured financings rather than as sales. At November 30, 2012, Other secured financings includes mortgage-backed securities issued by a VIE for which we are deemed the primary beneficiary, categorized within Level 3 of the fair value hierarchy and measured using a discounted cashflow model with discount yield being a significant input.

Embedded Conversion Option

The embedded conversion option presented within long-term debt represents the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and categorized as Level 2 within the fair value hierarchy. The conversion option was valued using a convertible bond model using as inputs the price of Leucadia’s common stock, the conversion strike price, 252-day historical volatility, a maturity date of November 1, 2017 (the first put date), dividend yield and the risk-free interest rate curve.

Pricing Information

At November 30, 2013 and 2012, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	Successor		Predecessor
	November 30, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	12%	25%	11%	19%
Recently observed transaction prices	5%	4%	5%	6%
External pricing services	68%	66%	70%	71%
Broker quotes	3%	3%	1%	0%
Valuation techniques	12%	2%	13%	4%

	100%	100%	100%	100%

Jef-32

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended November 30, 2013 (in thousands):

	Successor
	Nine Months Ended November 30, 2013
	Balance, February 28, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, November 30, 2013	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$-	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	-	(589)	25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	-	2,226	37,216	(8,384)
Residential mortgage-backed securities	169,426	(4,897)	89,792	(150,807)	(11,007)	12,985	105,492	(6,932)
Commercial mortgage-backed securities	17,794	(4,469)	20,130	(13,538)	(100)	(2,249)	17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	-	15,274	12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	(825)	145,890	13,402
Investments, at fair value	75,067	1,678	28,594	(102)	(5,012)	1,017	101,242	1,705
Investments in managed funds	59,976	9,863	15,651	(17)	(28,188)	-	57,285	9,863

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$-	$-	$-	$-	$-	$38	$-
Residential mortgage-backed securities	1,542	(1,542)	-	-	-	-	-	-
Net derivatives (2)	11,185	4,408	-	(300)	(8,515)	127	6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	-	22,462	(2,970)
(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

In addition to the above changes in the fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy, during the nine months ended November 30, 2013, secured financings of $8.7 million were issued.

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended November 30, 2013

During the nine months ended November 30, 2013, transfers of assets of $82.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
—
Non-agency residential mortgage-backed securities of $58.8 million and other asset-backed securities of $16.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

—	Loans and other receivables of $0.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.
—	Corporate equity securities of $2.3 million, corporate debt securities of $0.2 million and investments at fair value of $1.0 million due to lack of observable market transactions;
—	Collateralized debt obligations of $2.8 million which have little to no transparency in trade activity;

During the nine months ended November 30, 2013, transfers of assets of $55.9 million from Level 3 to Level 2 are attributed to:
—
Non-agency residential mortgage-backed securities of $45.9 million, commercial mortgage-backed securities of $2.2 million and other asset-backed securities of $1.1 million for which market trades were observed in the period for either identical or similar securities;

—
Collateralized debt obligations of $0.6 million and loans and other receivables of $1.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

—	Corporate equity securities of $3.6 million and corporate debt securities of $0.8 million due to an increase in observable market transactions.

During the nine months ended November 30, 2013, there were no transfers of liabilities from Level 2 to Level 3 and there were $0.1 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuing of derivative contracts.

Net gains on Level 3 assets were $9.4 million and net losses on Level 3 liabilities were $5.8 million for the nine months ended November 30, 2013, respectively. Net gains on Level 3 assets were primarily due to increased valuations of certain corporate equity securities, loans and other receivables, investments at fair value and investments in managed funds, partially offset by a decrease in valuation of certain corporate debt securities, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions.

Jef-33

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (3)
	Balance, November 30, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, February 28, 2013	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$-	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	-	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,584	4,406	(17,374)	-	2,865	24,736	(1,165)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	90	1,627	(1,342)	(19)	(178)	1,292	39
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	83,897	961	5,952	(4,923)	(9,721)	(1,099)	75,067	1,171
Investments in managed funds	57,763	(363)	11,068	-	(8,492)	-	59,976	(363)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$-	$-	$-	$-	$-	$38	$-
Residential mortgage-backed securities	-	25	(73,846)	75,363	-	-	1,542	(19)
Net derivatives (2)	9,188	2,648	-	-	-	(651)	11,185	2,648
Loans	1,711	-	(1,711)	7,398	-	-	7,398	-

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended February 28, 2013.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2013

During the three months ended February 28, 2013, transfers of assets of $100.5 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
—
Non-agency residential mortgage-backed securities of $78.4 million and commercial mortgage-backed securities of $1.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

—	Corporate debt securities of $10.8 million and corporate equity securities of $0.1 million due to lack of observable market transactions;
—	Collateralized debt obligations of $5.3 million which have little to no transparency in trade activity;
—	Loans and other receivables of $4.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

During the three months ended February 28, 2013, transfers of assets of $112.7 million from Level 3 to Level 2 are attributed to:
—
Non-agency residential mortgage-backed securities of $73.5 million, commercial mortgage-backed securities of $10.9 million and $0.2 million of other asset-backed securities for which market trades were observed in the period for either identical or similar securities;

—
Loans and other receivables of $19.9 million and collateralized debt obligations of $2.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

—	Corporate equity securities of $4.7 million due to an increase in observable market transactions.

Jef-34

During the three months ended February 28, 2013, there were no transfers of liabilities from Level 2 to Level 3 and there were $0.7 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net gains on Level 3 assets were $14.5 million and net losses on Level 3 liabilities were $2.7 million for the three months ended February 28, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, corporate debt securities, collateralized debt obligations and investments at fair value partially offset by a decrease in valuation of certain loans and other receivables, commercial mortgage backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2012 (in thousands):

	Predecessor
	Year Ended November 30, 2012 (3)
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, November 30, 2012	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$(4,167)	$14,760	$(7,878)	$-	$611	$16,815	$(6,199)
Corporate debt securities	48,140	(1,651)	34,814	(69,969)	(1,276)	(6,427)	3,631	(1,286)
Collateralized debt obligations	47,988	4,882	4,369	(64,915)	(3,892)	42,823	31,255	(1,524)
Municipal securities	6,904	(74)	-	(1,449)	-	(5,381)	-	-
Sovereign obligations	140	-	-	-	-	(140)	-	-
Residential mortgage-backed securities	149,965	36,183	266,692	(278,068)	(58,005)	39,302	156,069	(6,445)
Commercial mortgage-backed securities	52,407	(7,715)	14,058	(23,797)	(1,241)	(3,510)	30,202	(6,042)
Other asset-backed securities	3,284	(20)	8,749	(8,627)	(52)	(2,220)	1,114	(32)
Loans and other receivables	97,291	(2,475)	299,929	(104,155)	(143,960)	33,763	180,393	(4,335)
Investments, at fair value	78,326	14,965	4,060	(6)	(13,448)	-	83,897	13,642
Investments in managed funds	70,740	(11,102)	12,683	-	(14,558)	-	57,763	(11,101)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$-	$38	$-	$-	$-	$-	$38	$38
Corporate debt securities	74	(15)	(59)	-	-	-	-	-
Net derivatives (2)	9,285	2,505	(389)	-	-	(2,213)	9,188	3,728
Loans	10,157	-	(10,157)	1,711	-	-	1,711	-

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the year ended November 30, 2012.

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2012

During the year ended November 30, 2012, transfers of assets of $180.6 million from Level 2 to Level 3 are attributed to:
—
Non-agency residential mortgage-backed securities of $53.4 million and commercial mortgage-backed securities of $11.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

—
Loans and other receivables of $62.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2 as less market interest likely existed for the specific loans during the period;

—	Collateralized debt obligations of $51.0 million which have little to no transparency in trade activity; and
—	Corporate debt securities of $1.3 million and corporate equity securities of $0.9 million due to lack of observable market transactions.

During the year ended November 30, 2012, transfers of assets of $81.8 million from Level 3 to Level 2 are attributed to:
—
Loans and other receivables of $28.4 million and collateralized debt obligations of $8.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

—
Commercial mortgage-backed securities of $15.2 million, non-agency residential mortgage-backed securities of $14.1 million and $2.4 million of other asset-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions; and

—	Corporate debt securities of $7.8 million and municipal securities of $5.4 million due to increased observability of trades in certain debt and municipal securities.

Jef-35

During the year ended November 30, 2012 there were no transfers of liabilities from Level 2 to Level 3 and there were $2.2 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net gains on Level 3 assets were $28.8 million and net losses on Level 3 liabilities were $2.5 million for the year ended November 30, 2012. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, investments at fair value and collateralized debt obligations, partially offset by a decreased in valuation of certain investments in managed funds, commercial mortgage backed securities, loans and other receivables, and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2013 and 2012

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

Jef-36

Successor
November 30, 2013

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%

Corporate debt securities	$17,699
		Scenario analysis	Estimated recovery percentage	24%
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%

Collateralized debt obligations	$34,316
		Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%

Residential mortgage-backed securities	$105,492
		Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568
		Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611
		Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931
		Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives	$1,493
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.875

Investments at fair value	$30,203
Private equity securities		Comparable pricing	Comparable share price	$414
		Market approach	Discount rate	15% to 30%	23%

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Derivatives	$8,398
Equity options		Option model	Volatility	36.25% to 41%	39%

Loans	8,106
		Comparable pricing	Comparable bond or loan price	$101.88

(a) Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Jef-37

Predecessor
November 30, 2012

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range

Corporate equity securities	$16,815
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 16.3
		Scenario analysis	Estimated recovery percentage	35%
Warrants		Option model	Volatility	39%

Collateralized debt obligations	$26,705
		Discounted cash flows	Constant prepayment rate	0% to 5%
			Constant default rate	0% to 10%
			Loss severity	13% to 75%
			Yield	10% to 35%

Residential mortgage-backed securities	$156,069
		Discounted cash flows	Constant prepayment rate	0% to 25%
			Constant default rate	0% to 50%
			Loss severity	0% to 80%
			Yield	1% to 50%

Commercial mortgage-backed securities	$30,202
		Discounted cash flows	Yield	22% to 57%
			Cumulative loss rate	2% to 20%

Loans and other receivables	$153,365
		Comparable pricing	Comparable bond or loan price	$81.88 to $101.25
		Discounted cash flows	Yield	19%
			Cumulative loss rate	0%
		Market approach	Yield	5% to 54%
			EBITDA (a) multiple	8.3
		Scenario analysis	Estimated recovery percentage	15%

Investments at fair value	$32,751
Private equity securities		Market approach	EBITDA (a) multiple	6.6
		Comparable pricing	Comparable share price	$400.00
		Scenario analysis	Estimated recovery percentage	50%

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range

Derivatives	$(9,516)
Equity options		Option model	Volatility	39%
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.13

(a) Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Jef-38

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At November 30, 2013 and 2012, asset exclusions consisted of $127.7 million and $82.7 million, respectively, primarily comprised of investments in private equity securities, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans. At November 30, 2013 and 2012, liability exclusions consisted of $14.4 million and $14.4 million, respectively of corporate loan commitments.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

—
Private equity securities, corporate debt securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

—
Non-exchange traded securities, corporate debt securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate of a private equity security would result in a significantly lower (higher) fair value measurement.

—
Corporate debt securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

—
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

—	Derivative equity options and equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned-derivatives and Financial instruments sold, not yet purchased – derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital Group, Inc., which is included in Financial Instruments owned – Corporate equity securities on the Consolidated Statement of Financial Condition. See Note 12, Investments for further details regarding our investment in Knight Capital Group, Inc. We have also elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structural financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

Jef-39

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Financial Instruments Owned:
Loans and other receivables	$15,327	$3,924	$24,547

Financial Instruments Sold:
Loans	$(32)	$-	$(55)
Loan commitments	(1,007)	(2,746)	(7,155)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Financial Instruments Owned:
Loans and other receivables (2)	$264,896	$256,271
Loans greater than 90 days past due (1) (2)	-	10,433

(1)	The aggregate fair value of loans that were 90 or more days past due was $0 and $34.7 million at November 30, 2013 and 2012.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loan receivables on nonaccrual status at November 30, 2013 and 2012.

Note 8. Derivative Financial Instruments

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 7, Fair Value Disclosures and Note 22, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

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

The following tables present the fair value and related number of derivative contracts at November 30, 2013 and 2012 categorized by type of derivative contract. Prior to November 30, 2013, the fair value of forward purchase and sale contracts of to-be-announced securities were presented within Financial instruments owned – Mortgage- and asset-backed securities and Financial instruments sold, not yet purchased – Mortgage- and asset-backed securities. As of November 30, 2013, such contracts are presented within Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives as interest rate contracts and Interest rate swaps, forwards and options with the impact of counterparty netting reflected as applicable under generally accepted accounting principles. Financial information presented as of November 30, 2012 has been conformed to this presentation. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

Jef-40

	Successor
	November 30, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,165,976	63,967	$1,131,166	77,338
Foreign exchange contracts	653,772	118,707	693,658	112,417
Equity contracts	501,784	1,742,343	474,985	1,800,603
Commodity contracts	141,280	797,529	173,119	788,717
Credit contracts: centrally cleared swaps	49,531	49	51,632	46
Credit contracts: other credit derivatives	2,339	16	8,130	19

Total	2,514,682		2,532,690
Counterparty/cash-collateral netting	(2,253,589)		(2,352,611)

Total per Consolidated Statement of Financial Condition	$261,093		$180,079

	Predecessor
	November 30, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,053,974	69,966	$1,134,620	92,586
Foreign exchange contracts	387,325	118,958	357,277	116,758
Equity contracts	577,964	1,526,127	528,979	1,396,213
Commodity contracts	265,703	754,987	278,660	728,696
Credit contracts	4,448	13	11,301	40

Total	2,289,414		2,310,837
Counterparty/cash-collateral netting	(1,921,122)		(2,068,750)

Total per Consolidated Statement of Financial Condition	$368,292		$242,087

Jef-41

The following table presents unrealized and realized gains (losses) on derivative contracts for the nine months ended November 30, 2013, three months ended February 28, 2013 and for the years ended November 30, 2012 and 2011 (in thousands):

	Successor	Predecessor
Gains (Losses)	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Interest rate contracts	$132,661	$38,936	$(35,524)	$(204,403)
Foreign exchange contracts	4,937	11,895	9,076	2,243
Equity contracts	3,783	(22,021)	(83,817)	(279,488)
Commodity contracts	45,546	19,585	77,285	74,282
Credit contracts	(12,850)	(3,742)	(20,059)	17,621

Total	$174,077	$44,653	$(53,039)	$(389,745)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as of November 30, 2013 (in thousands):

	Successor OTC Derivative Assets (1) (2) (4)

	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$43,519	$699	$-	$(198)	$44,020
Credit default swaps	-	-	413		413
Equity swaps and options	4,394	-	-	-	4,394
Total return swaps	948	-	-	-	948
Foreign currency forwards, swaps and options	89,072	37,798	52	(11,192)	115,730
Interest rate swaps, options and forwards	96,983	89,255	128,983	(51,990)	263,231

Total	$234,916	$127,752	$129,448	$(63,380)	428,736

Cross product counterparty netting					(2,086)

Total OTC derivative assets included in Financial instruments owned					$426,650

(1)	At November 30, 2013, we held exchange traded derivative assets and other credit agreements with a fair value of $43.1 million, which are not included in this table.
(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2013, cash collateral received was $208.6 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

Jef-42

	Successor OTC Derivative Liabilities (1) (2) (4)

	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$69,380	$203	$-	$(198)	$69,385
Credit default swaps	174	3,539	1,263	-	4,976
Equity swaps and options	-	-	3,332	-	3,332
Total return swaps	5,002	-	-	-	5,002
Foreign currency forwards, swaps and options	117,044	47,258	-	(8,608)	155,694
Interest rate swaps, options and forwards	24,142	124,352	136,683	(51,990)	233,187

Total	$215,742	$175,352	$141,278	$(60,796)	471,576

Cross product counterparty netting					(2,086)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$469,490

(1)	At November 30, 2013, we held exchange traded derivative liabilities and other credit agreements with a fair value of $18.2 million, which are not included in this table.
(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2013, cash collateral pledged was $307.7 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At November 30, 2013, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$251,967
BBB- to BBB+	18,541
BB+ or lower	95,072
Unrated	61,070

Total	$426,650

(1)
We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2013 and 2012 is $170.2 million and $164.8 million, respectively, for which we have posted collateral of $127.7 million and $129.2 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2013 and 2012, we would have been required to post an additional $49.4 million and $38.1 million, respectively, of collateral to our counterparties.

Jef-43

Note 9. Collateralized Transactions

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2013 and 2012, the approximate fair value of securities received as collateral by us that may be sold or repledged was $21.9 billion and $21.1 billion, respectively. The fair value of securities received as collateral at November 30, 2013 and 2012 that pertains to our securities financing activities at November 30, 2013 and 2012 are as follows (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Carrying amount:
Securities purchased under agreements to resell	$3,746,920	$3,357,602
Securities borrowed	5,359,846	5,094,679
Securities received as collateral	11,063	-

Total assets on Consolidated Statement of Financial Condition	9,117,829	8,452,281
Netting of securities purchased under agreements to resell (1)	8,968,529	9,982,752

	18,086,358	18,435,033
Fair value of additional collateral received (2)	3,866,577	2,683,767

Fair value of securities received as collateral	$21,952,935	$21,118,800

(1)
Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)
Includes 1) collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,182.1 million and $1,252.6 million at November 30, 2013 and 2012, respectively, of which $596.2 million and $727.7 million had been rehypothecated, 2) collateral received on securities for securities transactions of $2,656.9 million and $1,378.8 million at November 30, 2013 and 2012, respectively and 3) collateral received in excess of the reverse repurchase and securities borrowed contract amounts.

At November 30, 2013 and 2012, a substantial portion of the securities received by us had been sold or repledged.

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2013 and 2012, $11.1 million and $-0-, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Jef-44

Note 10. Securitization Activities

We engage in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 11, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers made as part of our securitization activities for which we have not relinquished control over the related assets was $8.7 million and $8.7 million, respectively, at November 30, 2013. The related liabilities do not have recourse to our general credit. As of November 30, 2012, there were no outstanding transfers made as part of our securitization activities for which we have not relinquished control over the related assets.

We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Financial instruments owned. We apply fair value accounting to the securities.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Transferred assets	$4,592.5	$2,735.2	$10,869.8	$12,539.6
Proceeds on new securitizations	4,609.0	2,751.3	10,910.8	12,611.0
Net revenues	10.7	12.9	35.4	82.7

Cash flows received on retained interests	$35.6	$32.3	$64.3	$103.6

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these SPEs and have no liabilities related to these SPEs at November 30, 2013 and 2012. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned – Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 11, Variable Interest Entities.

Jef-45

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	Successor
	As of November 30, 2013
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,385.6	96.8
Collateralized loan obligations	728.5	9.0

	Predecessor
	As of November 30, 2012
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$3,791.5	$335.2
U.S. government agency commercial mortgage-backed securities	2,193.4	28.9

We do not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included within total Financial instruments owned - Mortgage- and asset-backed securities on our Consolidated Statements of Financial Condition.

Note 11. Variable Interest Entities

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

Jef-46

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests. Our variable interests in VIEs include debt and equity interests, commitments and certain fees. Our involvement with VIEs arises primarily from:

—	Purchases of mortgage-backed securities and collateralized debt and loan obligations in connection with our trading and secondary market making activities,
—
Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities and the securitization of corporate loans,

—	Financing of agency and non-agency mortgage-securities through financing vehicles utilizing master repurchase agreements,
—
Prior to the merger of Jefferies High Yield Holdings, LLC with Jefferies on April 1, 2013, ownership of debt, equity and partnership interests in Jefferies High Yield Holdings, LLC and related entities,

—	Management and performance fees in the Jefferies Umbrella Fund, and
—	Loans to and investments in investment fund vehicles.

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of November 30, 2013 and 2012. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	Successor		Predecessor
(in millions)	November 30, 2013		November 30, 2012
	Securitization Vehicles	Other	High Yield	Securitization Vehicles	Other

Cash	$—	$0.2	$388.1	$—	$0.2
Financial instruments owned	97.5	0.4	894.2	10.0	0.5
Securities borrowed	—	—	372.1	—	—
Securities purchased under agreement to resell (3)	195.1	—	—	60.0	—
Receivable from brokers and dealers	—	—	264.5	—	—
Other	2.3	—	11.4	—	—

	$294.9	$0.6	$1,930.3	$70.0	$0.7

Financial instruments sold, not yet purchased	$—	$—	$526.1	$—	$—
Securities loaned	—	—	112.0	—	—
Payable to brokers and dealers	—	—	201.2	—	—
Mandatorily redeemable interests (1)	—	—	1,076.0	—	—
Other secured financings (2)	292.5	—	—	70.0	—
Other	2.1	0.2	15.0	—	0.2

	$294.6	$0.2	$1,930.3	$70.0	$0.2

(1)
After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million at November 30, 2012. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.

(2)	Approximately $66.5 million and $7.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2013 and 2012, respectively.
(3)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

Jef-47

High Yield. We have historically conducted our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”) and Jefferies Leveraged Credit Products, LLC (“JLCP”). JHYT was a registered broker-dealer engaged in the secondary sales and trading of high yield and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT made markets in high yield and distressed securities and provided research coverage on these types of securities. JLCP was engaged in the trading of bank debt, credit default swaps and trade claims. JHYT and JLCP were wholly owned subsidiaries of JHYH. As of November 30, 2012, we owned voting and non-voting interests in JHYH and had entered into management, clearing, and other services agreements with JHYH. We and Leucadia each had the right to nominate two of a total of four directors to JHYH’s board of directors. Further, two funds managed by us, JSOP and JESOP, were also investors in JHYH. We determined that JHYH, JSOP and JESOP met the definition of a variable interest entity and, as the primary beneficiary of JHYH, JSOP and JESOP, consolidated JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiaries JHYT and JLCP), JSOP and JESOP. At November 30, 2012, the carrying amount of our variable interest was $389.4 million, which consists of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which were eliminated in consolidation.

On April 1, 2013, we merged JHYH and JHYT into Jefferies with Jefferies as the surviving entity. In addition, JLCP became a wholly-owned subsidiary of Jefferies Group LLC. Accordingly, the high yield entities that were consolidated VIEs no longer exist at November 30, 2013. See Note 17, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries for further discussion of JSOP, JESOP and the mandatorily redeemable interests in JHYH.

Effective March 1, 2013, we deconsolidated JSOP and JESOP following their liquidation and dissolution and we redeemed third party interest in JSOP and JESOP for cash of $347.6 million after giving effect to redemption of their respective interests in JHYH for cash, equal to the valuation of JHYH as of February 28, 2013. There was no gain or loss recognized on the deconsolidation of JSOP and JESOP.

Securitization Vehicles. We are the primary beneficiary of a securitization vehicle to which we transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consists of the securities retained. The assets of the VIE consist of a corporate loan, which is available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIE do not have recourse to our general credit. During the nine months ended November 30, 2013, securities held in a securitization vehicle for which we were the primary beneficiary were redeemed. Upon redemption, we determined that we are no longer the primary beneficiary and we deconsolidated the securitization vehicle during the period. The assets of this VIE consisted of a project loan, and our variable interests in this vehicle consisted of the securities and a contractual servicing fee.

We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit.

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

Jef-48

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the Successor period nine months ended November 30, 2013, and Predecessor periods three months ended February 28, 2013 and year ended November 30, 2012. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and, other than as discussed below, have no liabilities related to these VIEs at November 30, 2013 and November 30, 2012.

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	Successor
	November 30, 2013
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$11.9	(2)	$11.9	(4)	$1,122.3
Agency mortgage- and asset-backed securitizations (1)	1,226.0	(2)	1,226.0	(4)	5,857.3
Non-agency mortgage- and asset-backed securitizations (1)	840.1	(2)	840.1	(4)	78,070.8
Asset management vehicle	3.5	(3)	3.5	(4)	454.2
Private equity vehicles	40.8	(3)	68.8		89.4

Total	$2,122.3		$2,150.3		$85,594.0

(1)
VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

	Predecessor
	November 30, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$5.3	(2)	$5.3	(4)	$499.7
Agency mortgage- and asset-backed securitizations (1)	1,579.1	(2)	1,579.1	(4)	6,396.6
Non-agency mortgage- and asset-backed securitizations (1)	814.1	(2)	814.1	(4)	54,436.2
Asset management vehicle	3.0	(3)	3.0	(4)	505.3
Private equity vehicles	55.0	(3)	107.7		82.1

Total	$2,456.5		$2,509.2		$61,919.9

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

Collateralized Loan Obligations. We acted as transferor and underwriter in several collateralized loan obligation (“CLOs”) transactions during the periods presented and retained securities representing variable interests in the CLOs. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. In addition, we own variable interests in CLOs previously managed by us. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our exposure to loss from these entities is limited to our investments in the debt securities held. Regarding the CLOs previously managed by us, our variable interests consists of debt securities (with a fair value of $2.9 million and $5.3 million at November 30, 2013 and 2012, respectively) and a right to a portion of the CLOs’ management and incentive fees. Management and incentives fees are accrued as the amounts become realizable.

Jef-49

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

Mortgage- and Asset-Backed Vehicles. In connection with our trading and market making activities, we buy and sell mortgage- and asset-backed securities. Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at November 30, 2013 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$11.9	$-	$11.9
Variable interests in agency mortgage- and asset-backed securitizations	-	1,226.0	1,226.0
Variable interests in nonagency mortgage- and asset-backed securitizations	840.1	-	840.1
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	55.1	1,668.2	1,723.3
Commercial mortgage-backed securities	27.9	581.9	609.8
Collateralized debt obligations	27.9	-	27.9
Other asset-backed securities	34.1	-	34.1

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$997.0	$3,476.1	$4,473.1

In addition, we entered into an agreement to sell at a fixed price corporate loans and the ownership interest in an entity holding such corporate loans to a CLO, which we have determined represents a variable interest in the CLO. At November 30, 2013, the carrying value of our variable interest in the CLO was a liability of $167,000, which was recorded to Financial instruments sold, not yet purchased, at fair value – Derivatives on the Consolidated Statement of Financial Condition, and our maximum exposure to loss under the forward sale agreement was approximately $76.9 million.

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of November 30, 2013 and 2012 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of November 30, 2013 and 2012, we funded approximately $47.0 million and $27.1 million, respectively, of our commitment. The carrying amount of our equity investment was $39.2 million and $20.8 million at November 30, 2013 and 2012, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and, at November 30, 2012, an equity investment and a $37.5 million loan commitment. The carrying amount of our equity investment was $1.6 million and $1.5 million at November 30, 2013 and 2012, respectively. As of November 30, 2012, we had funded approximately $32.7 million of the principal balance, which is included in Loans to and investments in related parties on our Consolidated Statement of Financial Condition. During the year ended November 30, 2013, our loan was repaid and we no longer have a loan commitment to JEP IV at November 30, 2013. Our exposure to loss is limited to, in aggregate, our equity investment and, in 2012, the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

Jef-50

Note 12. Investments

We have investments in Jefferies Finance, LLC (“Jefferies Finance”), Jefferies LoanCore LLC (“Jefferies LoanCore”) and KCG Holdings, Inc. (“Knight Capital”). Our investment in Knight Capital is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value – Corporate equity securities on the Consolidated Statement of Financial Condition with changes in fair value recognized in Principal transaction revenues on the Consolidated Statement of Earnings. Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings.

Jefferies Finance

On October 7, 2004, we entered into an agreement with Babson Capital Management LLC (“Babson Capital”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) to form Jefferies Finance, a joint venture entity. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services. Jefferies Finance can also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

As of November 30, 2013, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a total commitment of $1.2 billion, reflecting a $100.0 million increase in the commitment by each partner in March 2013. As of November 30, 2013, we have funded $337.3 million of our $600.0 million commitment, leaving $262.7 million unfunded. The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. As of November 30, 2012, we had funded $107.5 million of our $500.0 million commitment, leaving $392.5 million unfunded.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $700.0 million at November 30, 2013, having been reduced by $300.0 million in March 2013. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. At November 30, 2013, we have funded $123.8 million of our $350.0 million commitment. At November 30, 2012, we had funded $125.0 million of our $500.0 million commitment. During the nine months ended November 30, 2013 and three months ended February 28, 2013, $1.5 million and $4.1 million of interest income and $1.2 million and $0.3 million of unfunded commitment fees, respectively, are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility. During the year ended November 30, 2012, we earned interest income of $8.4 million and unfunded commitment fees of $1.8 million, respectively.

The following is a summary of selected financial information for Jefferies Finance as of November 30, 2013 and 2012 (in millions):

	November 30, 2013	November 30, 2012

Total assets	$3,269.5	$1,730.4
Total liabilities	2,594.3	1,188.2
Total equity	675.2	542.2
Our total equity balance	337.6	271.1

The net earnings of Jefferies Finance were $133.0 million, $128.6 million and $88.4 million for the years ended November 30, 2013, 2012 and 2011, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $125.8 million during the nine months ended November 30, 2013, $39.9 million during the three months ended February 28, 2013 and $123.1 million and $60.8 million during the years ended November 30, 2012 and 2011, respectively, recognized in Investment banking revenues on the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $12.0 million during the nine months ended November 30, 2013, $0.8 million during the three months ended February 28, 2013, and $8.7 million and $21.5 million during the years ended November 30, 2012 and 2012, respectively, which are recognized within Business development expenses on the Consolidated Statements of Earnings.

During the years ended November 30, 2012 and 2011, we purchased participation certificates in loans originated by Jefferies Finance of $900.0 million and $477.2 million, respectively, which were redeemed in full during the same periods.

Under a service agreement, we charged Jefferies Finance $14.2 million for certain administrative services for the nine months ended November 30, 2013, $15.7 million during the three months ended February 28, 2013, and $26.8 million and $20.9 million for the years ended November 30, 2012 and 2011, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $31.1 million and $32.1 million at November 30, 2013 and 2012, respectively.

Jef-51

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. As of November 30, 2013 and 2012, we have funded $175.5 million and $110.0 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore as of November 30, 2013 and 2012 (in millions):

	November 30, 2013	November 30, 2012

Total assets	$974.9	$372.0
Total liabilities	507.9	98.4
Total equity	467.0	273.6
Our total equity balance	226.5	132.7

The net earnings of Jefferies LoanCore were $85.2 million and $84.2 million for the years ended November 30, 2013 and 2012, respectively, and a loss of $2.6 million for the period from February 23, 2011 through November 30, 2011.

Under a service agreement, we charged Jefferies LoanCore $0.5 for administrative services for the nine months ended November 30, 2013, $0.6 million for the three months ended February 28, 2013 and $0.5 million and $0.3 million for the year ended November 30, 2012 and the period from February 23, 2011 through November 30, 2011, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $230,000 and $37,000, at November 30, 2013 and 2012, respectively.

Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of November 30, 2013 and 2012, the aggregate net fair value of derivative transactions outstanding with Jefferies LoanCore was $-0- million and $0.7 million, respectively, and is included within Financial instruments owned on the Consolidated Statement of Financial Condition. On derivative transactions with Jefferies LoanCore, we recognized a net gain of $3.6 million for the nine months ended November 30, 2013, a net gain of $0.2 million during the three months ended February 28, 2013 and a net gain of $25.6 million during the year ended November 30, 2012, which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital, a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock in exchange for cash consideration of $125.0 million. The preferred stock consisted of 24,876 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (“Series A-1 Shares”) and 100,124 shares of Series A-2 Non-voting Cumulative Perpetual Convertible Preferred Stock (“Series A-2 Shares”) (collectively the “Series A Securities”). Each Series A-1 Share is convertible into shares of common stock at the conversion rate of 666.667 shares of common stock. Each Series A-2 Share is convertible into one Series A-1 Share. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock of Knight Capital. On July 1, 2013, Knight Capital Group, Inc. merged with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital common stock for the remainder of our holdings. As of November 30, 2013, we owned approximately 13% of the outstanding common stock of KCG Holdings, Inc.

We elected to record our investment in Knight Capital at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at November 30, 2013 is based on the closing exchange price of Knight Capital’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $19.5 million for the nine months ended November 30, 2013, $26.5 million for three months ended February 28, 2013, and $151.9 million for the year ended November 30, 2012, are recognized in Revenues - Principal transactions on the Consolidated Statement of Earnings.

Jef-52

The following is a summary of selected financial information for Knight Capital as of September 30, 2013 and December 31, 2012, the most recently available public financial information for the company (in millions):

	September 30, 2013	December 31, 2012

Total assets	$13,293.3	$1,687.5
Total liabilities	11,780.3	1,032.8
Total equity and convertible preferred stock	1,513.0	654.7

For the three and nine months ended September 30, 2013 and for the year ended December 31, 2012, Knight Capital reported net income of 226.8 million, $137.5 million and a net loss of $347.1 million, respectively.

We have separately entered into securities lending transactions with Knight Capital in the normal course of our capital markets activities. At November 30, 2013, the balances of securities borrowed and securities loaned were $11.0 million and $22.7 million, respectively and at November 30, 2012, $9.3 million and $20.9 million, respectively. During the nine months ended November 30, 2013, we earned a fee of $10.0 million in connection with a $535.0 million senior secured credit agreement provided by Jefferies Finance in connection with financing the merger of Knight Capital and GETCO Holding Company, LLC. In connection with Knight Capital’s capital raising transaction in the third quarter of fiscal 2012, we recognized an advisory fee of $20.0 million which is included within Investment banking revenues on the Consolidated Statement of Earnings.

Note 13. Goodwill and Other Intangible Assets

In connection with the Merger, goodwill of $1.7 billion was recorded on March 1, 2013. In addition, as of March 1, 2013, certain existing intangible assets and new intangible assets were identified and recorded at their fair values. See Note 4, Leucadia Merger and Related Transactions for further information.

Goodwill

The following table presents goodwill resulting from the Merger attributed to our reportable segments:

	November 30, 2013	November 30, 2012
Capital Markets	$1,717,246	$365,670
Asset Management	5,100	-

Total goodwill	$1,722,346	$365,670

The following table is a summary of the changes to goodwill for the nine months ended November 30, 2013, three months ended February 28, 2013 and year ended November 30, 2012 (in thousands):

	Successor		Predecessor
	Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013		Year Ended November 30, 2012

Balance, at beginning of period	$1,720,380		$365,670		$365,574
Less: Disposal	(5,700)	(2)
Add: Contingent consideration	-		2,394		-
Add: Translation adjustments	7,666		(1,287)		96

Balance, at end of period	$1,722,346		$366,777	(1)	$365,670

(1) Predecessor Company goodwill as of February 28, 2013 was reduced to $-0- as of March 1, 2013, as a result of purchase accounting adjustments.
(2) During the nine months ended November 2013, we restructured our commodity asset management business and no longer have a controlling financial interest and accordingly do not consolidate. In addition, we sold Jefferies International Management Limited to Leucadia. Accordingly, goodwill associated with these entities was included in the net assets disposed of in the transactions.

Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with an acquisition in 2007.

Jef-53

Goodwill Impairment Testing

Goodwill associated with the merger is allocated to related reporting units, which are determined based on financial information provided to management in connection with its management of the businesses. A reporting unit is an operating segment or one level below an operating segment. As part of the push down of the acquisition method of accounting for the Merger and the resulting creation of a new Successor reporting entity, our annual goodwill impairment testing date is designated as August 1. Prior to the merger, our annual goodwill impairment test date was June 1.

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

Allocated equity plus goodwill and allocated intangible assets are used as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies and, for certain reporting units, a net asset value method. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process as of August 1, 2013.

Our annual goodwill impairment testing as of August 1, 2013 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,665.3 million of total goodwill of $1,722.3 million at November 30, 2013. For the remaining less significant reporting units, which contain approximately 3.3% of our total goodwill, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

Intangible Assets

The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets as of November 30, 2013 and 2012 (in thousands):

	Successor
	November 30, 2013
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships (1)	$136,740	$-	$(17,567)	$119,173	14.8
Trade name	132,967	-	(2,966)	130,001	34.3
Exchange and clearing organization membership interests and registrations (2)	15,294	(378)	-	14,916	N/A

	$285,001	$(378)	$(20,533)	$264,090

	Predecessor
	November 30, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$10,542	$-	$(4,107)	6,435	7.9
Trade name	1,680	-	(1,287)	393	3.5
Other	100	-	(15)	85	12.8
Exchange and clearing organization membership interests and registrations	11,219	(2,873)	-	$8,346	N/A

	$23,541	$(2,873)	$(5,409)	$15,259

(1) The gross cost and accumulated amortization of customer relationships has been reduced by $132,000 and $5,500 respectively, as these customer relationships related to our commodity asset management business, which we restructured in September 2013 and for which we no longer own a controlling financial interest and do not consolidate at November 30, 2013.
(2) The gross cost of exchange and clearing organization membership interests and registrations has been reduced by $255,000 as these registrations relate to asset management businesses which we restructured or sold during the nine months ended November 30, 2013.

Jef-54

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, as of August 1. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of our intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $378,000 on certain exchange memberships based on a decline in fair value at August 1, 2013 as observed based on quoted sales prices. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets since the most recent valuation date of March 1, 2013 as part of acquisition accounting, we have concluded that it is not more likely than not that the intangible assets are impaired. Prior to our merger with Leucadia, our annual impairment testing date was June 1.

During the second fiscal quarter of 2012, as a result of a significant decline in the fair value of our exchange and clearing organization membership interests and registrations we recognized an impairment loss of $2.9 million. Fair values were based on prices of public sales which had declined over the past year.

For intangible assets with a finite life, aggregate amortization expense amounted to $20.5 million for the nine months ended November 30, 2013, $0.4 million for the three months ended February 28, 2013 and $2.3 million and $1.4 million for the years ended November 30, 2012 and 2011, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense
2014	$12,668
2015	12,668
2016	12,668
2017	12,668
2018	12,668

Jef-55

Mortgage Servicing Rights

On November 30, 2012, we sold substantially all of our mortgage servicing rights for military housing for approximately $30.9 million; and on May 20, 2013, we sold the remaining servicing rights for $2.0 million.

Mortgage servicing rights for military housing mortgage loans were accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights were amortized over the period of the estimated net servicing income, which is reported in Other revenues in the Consolidated Statements of Earnings. We provided no credit support in connection with the servicing of these loans and were not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represented one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned no fees related to these servicing rights during the nine months ended November 30, 2013, $114,000 during the three months ended February 28, 2013 and $3.7 million and $4.1 million during the years ended November 30, 2012 and 2011, respectively.

The following presents the activity in the balance of these servicing rights for the nine months ended November 30, 2013, three months ended February 28, 2013 and year ended November 30, 2012 (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012

Balance, beginning of period	$2,000	$805	$8,202
Add: Acquisition	-	-	162
Less: Sales, net	(2,000)	-	(6,959)
Less: Pay down	-	-	(211)
Less: Amortization	-	(10)	(389)

Balance, end of period	$-	$795	$805

Note 14. Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model. Bank loans at November 30, 2013 and November 30, 2012 totaled $12.0 million and $150.0 million, respectively, of which $12.0 million and $100.0 million at November 30, 2013 and 2012 is secured financing. At November 30, 2013, the interest rate on short-term borrowings outstanding is 0.66%. Average daily bank loans outstanding for the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012 are $43.3 million, $110.0 million and $66.4 million, respectively.

Jef-56

Note 15. Long-Term Debt

In conjunction with pushdown accounting for the Merger with Leucadia on March 1, 2013, we recorded our long-term debt at its then current fair value of $6.1 billion, which included $536.5 million of excess of the fair value over the total principal amount of our debt at March 1, 2013, in aggregate. The premium is being amortized to interest expense using the effective yield method over the remaining lives of the underlying debt obligations. See Note 4, Leucadia Merger and Related Transactions for further information.

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at November 30, 2013 and 2012 (in thousands):

	Successor	Predecessor
Unsecured Long-Term Debt	November 30, 2013	November 30, 2012

5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$255,676	$249,564
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	516,204	499,382
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	373,178	349,248
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	854,011	771,450
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	858,425	706,990
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	866,801	743,945
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 3.82%)	4,792	3,708
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	625,626	-
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	383,224	346,792
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	359,281	290,617
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,343	492,904
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	422,245	-

	$6,032,806	$4,454,600

Secured Long-Term Debt
Credit facility, due August 26, 2014	200,000	350,007

	$6,232,806	$4,804,607

(1)
As a result of the Merger with Leucadia on March 1, 2013, the value of the 3.875% Convertible Senior debentures at November 30, 2013 includes the fair value of the conversion feature of $9.6 million. The change in fair value of the conversion feature is included within Revenues – Principal transactions in the Consolidated Statement of Earnings and amounted to a gain of $6.9 million for the nine months ended November 30, 2013.

On January 15, 2013, we issued $1.0 billion in senior unsecured long-term debt, comprising 5.125% Senior Notes, due 2023 and 6.5% Senior Notes, due 2043. The 5.125% Senior Notes were issued with a principal amount of $600.0 million and we received proceeds of $595.6 million. The 6.5% Senior Notes were issued with a principal amount of $400.0 million and we received proceeds of $391.7 million.

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

Jef-57

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a gain of $9.9 million and $20.2 million on debt extinguishment which is reported in Other revenues for the year ended November 30, 2012 and 2011, respectively. Discounts arose as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011 which was being amortized over the remaining life of the debt using the effective yield method. The unamortized balance at November 30, 2012 amounted to $32.2 million and the residual unamortized balance of $30.9 million at February 28, 2013, was reduced to $-0- on March 1, 2013 by application of the acquisition method of accounting.

In October 2009, we issued 3.875% convertible senior debentures due 2029 (the “debentures”) with an aggregate principal amount of $345.0 million. Upon completion of the Merger with Leucadia, the debentures remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. As of December 12, 2013, each $1,000 debenture is currently convertible into 21.9727 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.51 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. As of the merger, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, as of March 1, 2013, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt - On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group LLC and contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC and certain of our subsidiaries to maintain specified level of tangible net worth and liquidity amounts and to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At November 30, 2013 and 2012, borrowings under the Credit Facility were denominated in U.S. dollar and we were in compliance with debt covenants under the Credit Facility.

Note 16. Mandatorily Redeemable Convertible Preferred Stock

As of February 28, 2013 and November 30, 2012, we had issued and outstanding 125,000 shares of 3.25% Series A Convertible Cumulative Preferred Stock, all of which were held by controlled affiliates of MassMutual. The preferred stock was callable beginning in 2016 at a price of $1,000 per share plus accrued interest and matured in 2036. Dividends paid on the Series A Convertible Cumulative Preferred Stock were recorded as a component of Interest expense as the preferred stock is treated as debt for accounting purposes. For tax purposes, the dividend is not tax-deductible because the Series A Convertible Cumulative Preferred Stock are considered “equity”.

On March 1, 2013, pursuant to the merger with Leucadia, the Series A Convertible Cumulative Preferred Stock was exchanged for a comparable series of convertible preferred shares of Leucadia. The assumption by Leucadia of our convertible cumulative preferred stock is considered part of the purchase price and resulted in an increase in member’s equity. See Note 4. Leucadia Merger and Related Transactions for further details.

Note 17. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at November 30, 2013 and 2012 (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012

JSOP	$-	$303,178
JESOP	-	35,239
Other (1)	117,154	8,321

Noncontrolling interests	$117,154	$346,738

(1)

Other includes asset management entities and investment vehicles set up for the benefit of our employees, and at November 30, 2013 includes an investment of $75.0 million by Leucadia in a consolidated asset management entity.

Jef-58

Noncontrolling ownership interests in consolidated subsidiaries are presented in the accompanying Consolidated Statement of Financial Condition within Equity as a component separate from Member’s equity. Net Earnings in the accompanying Consolidated Statements of Earnings includes earnings attributable to both our equity investor and the noncontrolling interests. There has been no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended November 30, 2013, three months ended February 28, 2013 and year ended November 30, 2012 because all other comprehensive income or loss is attributed to us. On March 1, 2013, ownership interests in JSOP and JESOP were redeemed at the carrying value of the interests as of February 28, 2013 and the entities dissolved at no gain or loss to us. Residual cash redemption payments were made in the fourth quarter of 2013.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Interests in consolidated subsidiaries that meet the definition of mandatorily redeemable financial instruments require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. On April 1, 2013, mandatorily redeemable financial instruments, representing Leucadia’s member’s equity interests held in Jefferies High Yield Holdings, LLC (“JHYH”), were redeemed and subsequently contributed back to us by Leucadia as additional equity in Jefferies Group LLC.

Prior to redemption, the mandatorily redeemable financial instruments, representing equity interests in JHYH and entitled to a pro rata share of the profits and losses of JHYH, were reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on the Consolidated Statement of Financial Condition. Changes to these mandatorily redeemable financial instruments were reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries within Net revenues on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million at November 30, 2012.

Note 18. Benefit Plans

U.S. Pension Plan

We maintain a defined benefit pension plan, Jefferies Group LLC Employees’ Pension Plan (the “U.S. Pension Plan”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s career average pay. As a minimum, amortization of unrecognized net gain or loss included in Accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) are included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen with no further benefit accruing to participants for future service after December 31, 2005.

Employer Contributions – Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We contributed $3.0 million to the plan during the year ended November 30, 2013. We do not expect to make any contributions to the plan in the year ended November 30, 2014.

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
Change in projected benefit obligation	2013	2012
Projected benefit obligation, beginning of period	$53,433	$50,487
Service cost	225	175
Interest cost	2,201	2,342
Actuarial (gains) losses	(5,046)	4,424
Administrative expenses paid	(296)	(236)
Benefits paid	(2,262)	(596)
Settlements	-	(3,163)

Projected benefit obligation, end of period	$48,255	$53,433

Change in plan assets
Fair value of assets, beginning of period	$39,902	$36,457
Employer contributions	3,000	2,000
Benefit payments made	(2,262)	(596)
Administrative expenses paid	(296)	(236)
Actual return on plan assets	7,072	5,440
Settlements	-	(3,163)

Fair value of assets, end of period	$47,416	$39,902

Deficit at end of period	$(839)	$(13,531)

Jef-59

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2013	2012

Accumulated benefit obligation	$48,255	$53,433

Projected benefit obligation for service rendered to date	48,255	53,433
Plan assets, at fair value	47,416	39,902

Deficit	(839)	(13,531)
Unrecognized net (gain) loss	(6,268)	17,761

Prepaid benefit cost	(7,107)	4,230
Accumulated other comprehensive income (loss), before taxes	6,268	(17,761)

Pension liability	$(839)	$(13,531)

The following tables summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2013	2012	2011
Components of net periodic pension cost:
Service cost	$225	$175	$175
Interest cost on projected benefit obligation	2,201	2,342	2,366
Expected return on plan assets	(2,698)	(2,513)	(2,578)
Net amortization	326	1,334	894
Settlement losses (1)	—	1,051	—

Net periodic pension cost	$54	$2,389	$857

(1)
Of the $2.4 million in net periodic pension cost for the year ended November 30, 2012, $1.1 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in fiscal 2012 for terminated employees exceeded current year interest and service costs.

	Year Ended November 30,
	2013	2012	2011
Amounts recognized in other comprehensive income
Net (gain) loss arising during the period	$(9,419)	$1,498	$5,618
Amortization of net loss	(326)	(1,334)	(894)
Settlements during the period	-	(1,051)	-

Total recognized in Other comprehensive income	$(9,745)	$(887)	$4,724

Net amount recognized in net periodic benefit cost and Other comprehensive income	$(9,691)	$1,502	$5,581

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $(6.3) million, $17.8 million and $18.6 million as of November 30, 2013, 2012 and 2011, respectively.

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Year Ended November 30,
	2013	2012	2011
Discount rate	5.10%	4.00%	4.75%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%

Jef-60

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2014	$1,383
2015	1,806
2016	3,685
2017	2,518
2018	2,230
2019 through 2023	17,705

Plan Assets - The following table presents the fair value of plan assets as of November 30, 2013 and 2012 by level within the fair value hierarchy (in thousands):

	As of November 30, 2013
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$931	$—	$931
Listed equity securities (2)	27,663	—	27,663
Fixed income securities:
Corporate debt securities	—	7,743	7,743
Foreign corporate debt securities	—	1,140	1,140
U.S. government securities	4,055	—	4,055
Agency mortgage-backed securities	—	3,949	3,949
Commercial mortgage-backed securities	—	1,280	1,280
Asset-backed securities	—	461	461
Other	—	194	194

	$32,649	$14,767	$47,416

(1) There are no plan assets classified within Level 3 of the fair value hierarchy.
(2) Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

	As of November 30, 2012
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$849	$—	$849
Listed equity securities (2)	20,321	—	20,321
Fixed income securities:
Corporate debt securities	—	8,037	8,037
Foreign corporate debt securities	—	345	345
U.S. government securities	4,618	—	4,618
Agency mortgage-backed securities	—	3,774	3,774
Commercial mortgage-backed securities	—	1,419	1,419
Asset-backed securities	—	524	524
Other	—	15	15

	$25,788	$14,114	$39,902

(1) There are no plan assets classified within Level 3 of the fair value hierarchy.
(2) Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

Valuation technique and inputs - The following is a description of the valuation techniques and inputs used in measuring plan assets accounted for at fair value on a recurring basis:

—	Cash equivalents are valued at cost, which approximates fair value and are categorized in Level 1 of the fair value hierarchy;
—	Listed equity securities are valued using the quoted prices in active markets for identical assets;
—	Fixed income securities:
¡
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

¡	U.S. government and agency securities valuations generally include quoted bid prices in active markets for identical or similar assets.

Jef-61

Investment Policies and Strategies - Assets in the plan are invested under guidelines adopted by the Administrative Committee of the Plan. Because the Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.

The target allocation of plan assets for 2014 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and has a fair value of $19.7 million and $18.6 million at November 30, 2013 and 2012, respectively. We expect to pay the pension obligation from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the years ended November 30, 2013 and 2012.

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost (in thousands):

	Year Ended November 30,
	2013	2012
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$24,509	$19,799
Service cost	67	36
Interest cost	902	1,027
Actuarial losses	1,033	5,413
Benefits paid	(1,245)	(1,121)
Currency adjustment	1,102	(645)

Projected benefit obligation, end of period	$26,368	$24,509

	Year Ended November 30,		Five Months Ended November 30,
Components of net periodic pension cost	2013	2012	2011
Service cost	$67	$36	$15
Interest cost on projected benefit obligation	902	1,027	434
Net amortization	179	-	-

Net periodic pension cost	$1,148	$1,063	$449

Jef-62

The accumulated benefit obligation at November 30, 2013 and November 30, 2012 is $26.4 million and $24.5 million, respectively. The amount in accumulated Other comprehensive income at November 30, 2013 and 2012 is a debit of $1.0 million and a debit of $4.4 million, respectively. The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the year ended November 30, 2013 and 2012:

	Year Ended November 30,
	2013	2012
Projected benefit obligation
Discount rate	3.40%	3.60%
Rate of compensation increase	3.00%	3.00%

Net periodic pension benefit cost
Discount rate	3.60%	5.60%
Rate of compensation increase	3.00%	3.00%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2014	1,374
2015	1,399
2016	1,417
2017	1,395
2018	1,391
2019 through 2023	7,908

Note 19. Compensation Plans

Prior to the Merger, we sponsored the following share-based compensation plans: incentive compensation plan, employee stock purchase plan and the deferred compensation plan. Subsequent to the merger with Leucadia, sponsorship of share-based compensation plans was transferred to Leucadia, with outstanding share-based awards relating to Leucadia common shares and future awards to relate to Leucadia common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.

In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

The following are descriptions of the compensation plans and the activity of such plans for the nine months ended November 30, 2013 (Successor Period), three months ended February 28, 2013 (Predecessor period) and the years ended November 30, 2012 and 2011 (Predecessor period):

Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards. In connection with the merger with Leucadia, the Incentive Plan was amended to provide for awards to be issued relating to shares of Leucadia, our parent company as of March 1, 2013. Share-based awards outstanding at March 1, 2013 were converted into awards for shares of Leucadia at the Exchange Ratio, with all such awards subject to the same terms and conditions that existed prior to the merger (except for the elimination of fractional shares).

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted common shares subject to a risk of forfeiture. The Incentive Plan also allows for grants of restricted stock units. RSUs give a participant the right to receive fully vested common shares at the end of a specified deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs.

Restricted stock and RSUs may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions. These awards granted to senior executives are amortized over the service period as we have determined that it is probable that the performance condition will be achieved.

During the year ended November 30, 2011, we granted restricted stock and RSUs as part of year-end compensation. Restricted stock and RSUs granted as part of year-end compensation were not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date preceded the grant date for restricted stock and RSUs granted as part of year-end compensation, and, as such, the compensation expense associated with these awards was accrued over the one-year period prior to the grant date. For the year ended November 30, 2011, we recognized compensation expense of $64.0 million related to restricted stock and restricted stock units granted as part of our 2011 year end compensation.

Jef-63

In 2011, we offered our employees the option to receive the stock portion of their year-end compensation in the form of either shares or cash, with the cash amount being equal to 75% of the grant-date amount of the stock that an employee would otherwise receive. The election resulted in a decrease to share-based compensation expense of approximately $23.3 million, as certain employees elected to receive reduced cash awards in lieu of the full grant-date amount of the shares. This offset increased cash compensation expense by approximately $17.5 million. The net effect of this election on total compensation and benefits expense was a reduction of approximately $5.8 million. While these cash awards were fully expensed in 2011, they legally vest in future periods.

The total compensation cost associated with restricted stock and RSUs amounted to $64.4 million for the nine months ended November 30, 2013 (Successor period), $22.3 million for the three months ended February 28, 2013 (Predecessor period) and $83.8 million and $134.1 million for the years ended November 30, 2012 and 2011 (Predecessor period), respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. In 2011, total compensation cost includes year-end compensation awards.

The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital was $2.9 million for the nine months ended November 30, 2013 (Successor period), ($18.0) million for the three months ended February 28, 2013 (Predecessor period) and $19.8 million and $32.2 million for the years ended November 30, 2012 and 2011 (Predecessor period), respectively.

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of the acquisition accounting, resulting in an increase of approximately $45.1 million to the unrecognized compensation cost allocated to us at March 1, 2013. As of November 30, 2013, we had $165.2 million of total unrecognized compensation cost allocated to us related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

Employee Stock Purchase Plan. There is also an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full-time employees and employees who work part time over 20 hours per week to purchase, at a discount, Leucadia common shares (since the merger) and permitted purchase of Jefferies Group, Inc. common stock (prior to the merger). Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly).

Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares (since the merger) and in Jefferies Group, Inc. common stock (prior to the merger) (“DCP shares”), or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. In connection with the merger with Leucadia on March 1, 2013, the Deferred Compensation Plan was amended and deferrals denominated as DCP shares became settleable by delivery of Leucadia common shares. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $111,000 for the nine months ended November 30, 2013 (Successor period), $72,000 for the three months ended February 28, 2013 (Predecessor period) and $197,000 and $297,000 for the years ended November 30, 2012 and 2011 (Predecessor period), respectively.

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $3.2 million for the nine months ended November 30, 2013, $2.6 million for the three months ended February 28, 2013 and $5.7 million and $6.0 million for the years ended November 30, 2012 and 2011, respectively.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to eight years, with an approximate average term of three years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $132.6 million for the nine months ended November 30, 2013, and for the Predecessor periods $44.7 million for the three months ended February 28, 2013 and $194.4 million and $119.2 million for the years ended November 30, 2012 and 2011, respectively. At November 30, 2013 and November 30, 2012, the remaining unamortized amount of these awards was $185.0 million and $198.9 million, respectively and is included within Other assets on the Consolidated Statements of Financial Condition.

Jef-64

Note 20. Earnings per Share

Earnings per share data is not provided for the nine months ended November 30, 2013 (Successor period) as we are now a limited liability company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 (in thousands, except per share amounts):

	Predecessor

	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Earnings for basic earnings per common share:
Net earnings	$90,842	$323,149	$286,368
Net earnings to noncontrolling interests	10,704	40,740	1,750

Net earnings to common shareholders	80,138	282,409	284,618
Less: Allocation of earnings to participating securities (1)	5,890	17,392	13,822

Net earnings available to common shareholders	$74,248	$265,017	$270,796

Earnings for diluted earnings per common share:
Net earnings	$90,842	$323,149	$286,368
Net earnings to noncontrolling interests	10,704	40,740	1,750

Net earnings to common shareholders	80,138	282,409	284,618
Add: Mandatorily redeemable convertible preferred stock dividends	1,016	4,063	4,063
Less: Allocation of earnings to participating securities (1)	5,882	17,407	13,823

Net earnings available to common shareholders	$75,272	$269,065	$274,858

Shares:
Average common shares used in basic computation	213,732	215,989	211,056
Stock options	2	2	7
Mandatorily redeemable convertible preferred stock	4,110	4,110	4,108
Convertible debt	—	—	—

Average common shares used in diluted computation	217,844	220,101	215,171

Earnings per common share:
Basic	$0.35	$1.23	$1.28
Diluted	$0.35	$1.22	$1.28

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000, 14,123,000 and 10,667,000 for the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011, respectively. Dividends declared on participating securities during the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 amounted to approximately $1.3 million, $4.3 million and $3.4 million, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the $950.0 million Credit Facility as described in Note 15, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act. Prior to the Merger restrictions on our ability to pay dividends on our common stock were subject to the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 15, Long-Term Debt and the governing provisions of the Delaware General Corporation Law.

Dividends per share of common stock declared during the quarter are reflected below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	$0.075	N/a	N/a	N/a
2012	$0.075	$0.075	$0.075	$0.075

Jef-65

Note 21. Income Taxes

Total income taxes for the nine months ended November 30, 2013, the three month ended February 28, 2013 and the years ended November 30, 2012 and 2011 were allocated as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Income tax expense	$94,686	$48,645	$168,646	$132,966
Stockholders’ equity, for compensation expense for tax purposes (in excess of) / less than amounts recognized for financial reporting purposes	$(2,873)	$17,965	$(19,789)	$(32,200)

The provision for income tax expense consists of the following components (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30,	Three Months Ended February 28,	Year Ended November 30,	Year Ended November 30,
	2013	2013	2012	2011
Current:
U.S. Federal	$50,089	$22,936	$62,710	$65,702
U.S. state and local	6,263	(3,176)	18,520	28,644
Foreign	7,050	(1,950)	2,773	8,443

	63,402	17,810	84,003	102,789

Deferred:
U.S. Federal	25,262	17,392	79,224	7,637
U.S. state and local	8,868	9,761	13,006	(694)
Foreign	(2,846)	3,682	(7,587)	23,234

	31,284	30,835	84,643	30,177

	$94,686	$48,645	$168,646	$132,966

Jef-66

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	Successor		Predecessor
	Nine Months Ended November 30,		Three Months Ended February 28,		Year Ended November 30,		Year Ended November 30,
	2013		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$92,504	35.0%	$48,820	35.0%	$172,128	35.0%	$146,767	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	9,835	3.7	4,280	3.1	20,492	4.2	18,168	4.3
Bargain purchase gain on the acquisition of the Global Commodities Group	-	-	-	-	-	-	(18,363)	(4.4)
Income allocated to Noncontrolling interest, not subject to tax	(2,946)	(1.1)	(3,553)	(2.5)	(14,161)	(2.9)	(613)	(0.1)
Foreign rate differential	(4,750)	(1.8)	(2,993)	(2.2)	(7,528)	(1.5)	(11,736)	(2.8)
Fines and penalties	4,900	1.9	-	-	-	-	-	-
Other, net	(4,857)	(1.9)	2,091	1.5	(2,285)	(0.5)	(1,257)	(0.3)

Total income taxes	$94,686	35.8%	$48,645	34.9%	$168,646	34.3%	$132,966	31.7%

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Balance at beginning of period	$129,010	$110,539	$79,779	$52,852
Increases based on tax positions related to the current period	8,748	7,185	30,671	14,159
Increases based on tax positions related to prior periods	7,383	15,356	7,549	14,696
Decreases based on tax positions related to prior periods	(18,297)	(4,070)	(5,893)	(1,808)
Decreases related to settlements with taxing authorities	-	-	(487)	(120)
Decreases related to a lapse of applicable statutes of limitation	-	-	(1,080)	-

Balance at end of period	$126,844	$129,010	$110,539	$79,779

The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $85.5 million and $72.4 million (net of federal benefits of taxes) at November 30, 2013 and 2012, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. Net interest expense related to income tax liabilities was $5.8 million for the nine months ended November 30, 2013. For the three months ended February 28, 2013 and the years ended November 30, 2012 and November 30, 2011, interest expense was $1.8 million, $4.5 million and $4.4 million, respectively. As of November 30, 2013 and November 30, 2012, we had interest accrued of approximately $22.9 million and $15.3 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the periods ended November 30, 2013 and November 30, 2012.

Jef-67

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2013 and 2012 are presented below (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Deferred tax assets:
Compensation and benefits	$373,964	$333,318
Net operating loss	24,147	22,447
Long-term debt	191,274	-
Other	86,336	30,932

Sub-total	675,721	386,697
Valuation allowance	(11,140)	(11,754)

Total deferred tax assets	664,581	374,943

Deferred tax liabilities:
Long-term debt	-	37,370
Amortization of intangibles	98,798	62,617
Other	30,842	47,811

Total deferred tax liabilities	129,640	147,798

Net deferred tax asset, included in Other assets	$534,941	$227,145

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $534.9 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2013, we had gross net operating loss carryforwards in Asia, primarily Japan, and in Europe, primarily the United Kingdom, of approximately $89.1 million, in aggregate. The Japanese losses begin to expire in the year 2017 while the United Kingdom losses have an unlimited carryforward period. A deferred tax asset of $4.6 million related to net operating losses in Asia has been fully offset by a valuation allowance. The remaining valuation allowance relates to deferred tax assets resulting from operating losses in various jurisdictions as well as compensation, capital losses, and tax credits in the United Kingdom.

At November 30, 2013, there is a net current tax payable of $28.5 million, which includes a gross payable to our Parent of $61.2 million. The offsetting balance reflects receivables from various taxing authorities. At November 30, 2012, there was a net current tax receivable of $69.8 million from various taxing authorities.

At November 30, 2013, we had approximately $134.0 million of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded because these earnings are permanently invested abroad. Accordingly, a deferred tax liability of approximately $35.0 million has not been recorded with respect to these earnings.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $3.3 million.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2012
California	2006
Connecticut	2006
Massachusetts	2006
New Jersey	2007
New York State	2001
New York City	2003

Jef-68

Note 22. Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2013 (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout

Equity commitments (1)	$1.8	$7.4	$0.8	$-	$418.2	$428.2
Loan commitments (1)	33.2	19.0	322.6	92.8	-	467.6
Mortgage-related commitments	819.9	492.9	202.8	-	-	1,515.6
Forward starting reverse repos and repos	702.3	-	-	-	-	702.3

	$1,557.2	$519.3	$526.2	$92.8	$418.2	$3,113.7

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of November 30, 2013. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Non-investment grade	$-	$79.1	$-	$79.1	$9.5	$69.6
Unrated	35.6	669.1	-	704.7	306.7	398.0

Total	$35.6	$748.2	$-	$783.8	$316.2	$467.6

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)
The corporate lending exposure at fair value includes $321.1 million of funded loans included in Financial instruments owned – Loans and Loans to and investments in related parties, and a $4.9 million net liability related to lending commitments recorded in Financial instruments sold – Derivatives and Financial instruments owned – Derivatives in the Consolidated Statement of Financial Condition as of November 30, 2013.

(3)	Represents the notional amount of unfunded lending commitments.

Jef-69

Equity Commitments. We have commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of November 30, 2013, and have funded $337.3 million and $175.5 million, respectively. See Note 12, Investments for additional information regarding these investments.

As of November 30, 2013, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of November 30, 2013, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC, leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P. As of November 30, 2013, we have funded approximately $47.0 million and $6.3 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $31.7 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. As of November 30, 2013, we have funded approximately $38.7 million and $2.3 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $8.0 million unfunded in aggregate.

As of November 30, 2013, we had other equity commitments to invest up to $30.8 million in various other investments of which $5.4 million remained unfunded.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of November 30, 2013, we had $241.4 million of outstanding loan commitments to clients.

On March 1, 2011, we and MassMutual entered into a secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. At November 30, 2013, the facility of $700.0 million, is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. As of November 30, 2013, we have funded $123.8 million of our $350.0 million commitment to LoanCore.

The unfunded loan commitments to Jefferies Finance of $226.2 million is unrated and included in the total unrated lending commitments of $398.0 million presented in the table above.

Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $54.2 million at November 30, 2013.

Forward Starting Reverse Repos and Repos. We enter into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

Jef-70

Leases. As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. In January 2013, we amended our lease agreement for our global executive offices and principal administrative offices in New York to extend the term through 2029. At November 30, 2013, future minimum aggregate lease payments for all noncancelable operating leases for fiscal years ended November 30, 2014 through 2018 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Gross	Sub-Leases	Net

2014	$69,823	$5,283	$64,540
2015	53,774	2,639	51,135
2016	58,273	2,493	55,780
2017	56,505	577	55,928
2018	54,004	23	53,981
Thereafter	446,106	-	446,106

Total	$738,485	$11,015	$727,470

Rental expense, net of subleases, amounted to $43.2 million, $12.1 million, $48.4 million and $44.3 million for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011, respectively.

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continues into 2014. At November 30, 2013, minimum future lease payments are as follows (in thousands):

Fiscal Year

2014	$3,887
2015	3,887
2016	3,887
2017	3,887
2018	1,583
2019	167

Net minimum lease payments	17,298
Less amount representing interest	1,508

Present value of net minimum lease payments	$15,790

Contingencies

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies Group LLC became a wholly owned subsidiary of Leucadia. The class actions, filed on behalf of our shareholders prior to the merger transaction, name as defendants Jefferies Group, Inc., the members of the board of directors of Jefferies Group, Inc., Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the merger transaction by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties. The actions filed in New York have been stayed, the actions filed in Delaware are proceeding and the claims against certain of the directors have been dismissed. We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

Jefferies has reached a non-prosecution agreement in principle with the United States Attorney for the District of Connecticut and a settlement agreement in principle with the Securities and Exchange Commission (“SEC”), which remains subject to review and approval by the SEC Commissioners, relating to an investigation of the purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time the Company terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements in principle include an aggregate $25.0 million payment, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. At November 30, 2013, we have reserved approximately $22.4 million relating to remaining amounts we estimate to be paid related to this matter.

Jef-71

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2013 (in millions):

	Expected Maturity Date
Guarantee Type	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout

Derivative contracts - non-credit related	$841,439.9	$4,695.2	$14.7	$1.2	$532.4	$846,683.4

Written derivative contracts - credit related	-	-	-	2,708.1	-	2,708.1

Total derivative contracts	$841,439.9	$4,695.2	$14.7	$2,709.3	$532.4	$849,391.5

At November 30, 2013 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout

Credit related derivative contracts:
Index credit default swaps	$2,678.6	$-	$-	$-	$-	$-	$2,678.6
Single name credit default swaps	-	3.0	2.5	24.0	-	-	29.5

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2013, the fair value of derivative contracts meeting the definition of a guarantee is approximately $229.5 million.

Stand by Letters of Credit. At November 30, 2013, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $32.0 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

Jef-72

Note 23. Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the SEC Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies and Jefferies Execution have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1. Jefferies Bache, LLC is registered as a Futures Commission Merchant and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC. Subsequent to the closing of the merger with Leucadia, Jefferies High Yield Trading merged with Jefferies and voluntarily withdrew its registration with the SEC as a broker-dealer on April 2, 2013 and resigned as a member of FINRA.

As of November 30, 2013, Jefferies and Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$891,487	$841,539
Jefferies Execution	4,487	4,237

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$197,957	$86,293

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom (“U.K.”).

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 24. Segment Reporting

We operate in two principal segments – Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking, which is comprised of underwriting and financial advisory activities. The Capital Markets reportable segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

Our reportable business segment information is prepared using the following methodologies:

—	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.
—
Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

—
Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

Our net revenues and expenses by segment are summarized below for the nine months ended November 30, 2013, and three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 (in millions):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013 (1)	Year Ended November 30, 2012	Year Ended November 30, 2011

Capital Markets:
Net revenues	$2,074.1	$807.6	$3,034.7	$2,530.7
Expenses	$1,840.4	$660.6	$2,496.4	$2,123.1

Asset Management:
Net revenues	$66.6	$10.9	$27.0	$46.2
Expenses	$32.6	$7.5	$30.6	$30.9

Total:
Net revenues	$2,140.7	$818.5	$3,061.7	$2,576.9
Expenses	$1,873.0	$668.1	$2,527.0	$2,154.0
(1)

Our consolidated net earnings for the three months ended February 28, 2013 reflects an adjustment of $5.3 million, after tax, from that reported in the Form 10-Q for the three months ended February 28, 2013, to correct for the effect of an overstatement of professional service fees of $8.5 million relating to the Merger with Leucadia. We evaluated the effects of this error and concluded that it is not material to the previously issued Quarterly Report on Form 10-Q for the three month period ended February 28, 2013. Nevertheless, in the table above we have revised our consolidated expenses for the three month period ended February 28, 2013 to correct for the effect of this error and appropriately reflected the $8.5 million of professional service fees as an expense in the nine months ended November 30, 2013.

Jef-73

The following table summarizes our total assets by segment as of November 30, 2013 and 2012 (in millions):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Segment Assets:
Capital Markets	$39,276.8	$35,588.6
Asset Management	900.2	704.9

Total assets	$40,177.0	$36,293.5

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the Successor period nine months ended November 30, 2013 and the Predecessor periods three months ended February 28, 2013 and the years ended November 30, 2012 and 2011, were as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Americas (1)	$1,646,174	$661,600	$2,507,839	$2,046,644
Europe (2)	448,181	135,135	450,823	504,292
Asia	46,326	21,809	102,990	26,009

Net revenues	$2,140,681	$818,544	$3,061,652	$2,576,945

(1)		Substantially all relates to U.S. results.
(2)		Substantially all relates to U.K. results.

Note 25. Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2013 (Successor period) and November 30, 2012 (Predecessor period), loans to and/or equity investments in Private Equity Related Funds were in aggregate $61.7 million and $104.2 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Interest income	$852	$516	$3,100	$3,100
Other revenues and investment income (loss)	9,294	947	(8,500)	9,200

For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 22, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At November 30, 2013 and November 30, 2012, we have commitments to purchase $300.0 million and $411.6 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees. At November 30, 2013 (Successor period) and November 30, 2012 (Predecessor period), we had $13.9 million and $16.3 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia. During the three months ended February 28, 2013, and the years ended November 30, 2012 and 2011, we received commissions and commission equivalents for providing brokerage services to Leucadia and its affiliates of $5,000, $9.8 million and $7.2 million, respectively, which is recorded in Commission income on the Consolidated Statements of Earnings. Further, under a service agreement, we charge Leucadia for certain administrative services which, for the nine months ended November 30, 2013 amounted to $16.7 million. As of November 30, 2013, we had a payable to Leucadia of $6.7 million, which is included within Other liabilities on the Consolidated Statement of Financial Condition.

Jef-74

During 2013, we sold 100% of our interests in Jefferies International Management Limited (“JIML”), our special situations asset management business, to Leucadia for consideration of $2.3 million in the form of an intercompany loan receivable from Leucadia. The net assets of JIML that were transferred were $2.3 million, including goodwill of $400,000. No gain or loss was recognized on the sale.

During the nine months ended November 30, 2013 and the three months ended February 28, 2013, we distributed to Leucadia approximately $0 and $61,000, respectively, and $5.4 million and $9.0 million for the year ended November 30, 2012 and 2011, respectively. During the nine months ended November 30, 2013, Leucadia invested $75.0 million in an asset management entity that is consolidated by us. See Note 17, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries.

In addition, see Note 4, Leucadia Merger and Related Transactions for information regarding the merger on March 1, 2013.

For information on transactions with our equity method investees, see Note 12, Investments.

Note 26. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the Successor period nine months ended November 30, 2013, and the Predecessor periods three months ended February 28, 2013 and year ended November 30, 2012 (in thousands, except per share amounts):

	Successor			Predecessor
	Three Months Ended (1)

	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013

Total revenues	$1,139,157	$710,682	$869,901	$1,021,960
Net revenues	950,548	531,695	658,438	818,544
Earnings before income taxes	175,660	23,382	65,253	139,487
Earnings attributable to Jefferies Group LLC	109,943	11,740	39,508	80,138

Earnings per common share:
Basic	N/a	N/a	N/a	$0.35

Diluted	$ N/a	N/a	N/a	$0.35

	Three Months Ended (1)
	November 30, 2012	August 31, 2012	May 31, 2012	February 29, 2012

Total revenues	$989,009	$961,293	$962,531	$1,021,240
Net revenues	784,588	755,179	727,490	794,395
Earnings before income taxes	113,975	122,369	106,582	148,869
Earnings to common shareholders	71,604	70,171	63,498	77,136

Earnings per common share:
Basic	$0.31	$0.31	$0.28	$0.33

Diluted	$0.31	$0.31	$0.28	$0.33

(1)	Adjustments have been made to amounts presented in previous filings. For further information refer to Note 1 in the Notes to the Consolidated Financial Statements.

Jef-75

The following tables set forth the effects of the adjustments on major captions within our Consolidated Statement of Earnings for the quarters in 2013 and 2012.

	Successor				Predecessor
	Three Months Ended
	August 31, 2013		May 31, 2013		February 28, 2013
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted

Commissions revenues	$138,736	$153,402	$146,848	$162,759	$131,083	$146,240
Total revenues	696,016	710,682	853,990	869,901	1,006,803	1,021,960
Net revenues	517,029	531,695	642,527	658,438	803,387	818,544

Net revenues, less mandatorily redeemable preferred interest	517,029	531,695	639,159	655,070	792,426	807,583
Floor brokerage and clearing fees	34,500	49,166	32,991	48,902	30,998	46,155
Other expenses	34,012	34,012	18,720	18,720	14,475	14,475
Total non-compensation expenses	199,876	214,542	200,026	215,937	178,722	193,879
Total non-interest expenses	493,647	508,313	573,906	589,817	652,939	668,096
Earnings before income taxes	23,382	23,382	65,253	65,253	139,487	139,487
Income tax expense	8,493	8,493	25,007	25,007	48,645	48,645
Net earnings	14,889	14,889	40,246	40,246	90,842	90,842
Net earnings attributable to Jefferies Group LLC	11,740	11,740	39,508	39,508	80,138	80,138

	Predecessor
	Three Months Ended
	November 30, 2012		August 31, 2012		May 31, 2012		February 28, 2012
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted

Commissions revenues	$127,074	$142,813	$119,200	$135,441	$121,796	$138,255	$117,499	$131,928
Total revenues	973,270	989,009	945,052	961,293	946,072	962,531	1,006,811	1,021,240
Net revenues	768,849	784,588	738,938	755,179	711,031	727,490	779,966	794,395

Net revenues, less mandatorily redeemable preferred interest	760,570	776,309	730,634	746,875	706,575	723,034	758,122	772,551
Floor brokerage and clearing fees	29,106	44,845	30,280	46,521	32,921	49,380	27,838	42,267
Other expenses	16,480	16,480	12,433	12,433	18,587	18,587	14,998	14,998
Total non-compensation expenses	186,191	201,930	167,874	184,115	176,452	192,911	162,792	177,221
Total non-interest expenses	646,595	662,334	608,265	624,506	599,993	616,452	609,253	623,682
Earnings before income taxes	113,975	113,975	122,369	122,369	106,582	106,582	148,869	148,869
Income tax expense	34,243	34,243	44,048	44,048	38,203	38,203	52,152	52,152
Net earnings	79,732	79,732	78,321	78,321	68,379	68,379	96,717	96,717
Net earnings attributable to common shareholders	71,604	71,604	70,171	70,171	63,498	63,498	77,136	77,136

Jef-76