Form 10-Q
period 2014-03-31
LEUCADIA NATIONAL CORP
filed 2014-05-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
YES             X                                   NO             X

The number of shares outstanding of each of the issuer’s classes of common stock at April 23, 2014 was 368,565,655.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2014 and December 31, 2013
(Dollars in thousands, except par value)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$3,590,527	$3,907,595
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,801,517	3,616,602
Financial instruments owned, including securities pledged of $15,065,084 and $13,253,537:
Trading assets, at fair value	18,443,849	16,699,542
Available for sale securities	1,969,494	2,866,143
Total financial instruments owned	20,413,343	19,565,685
Investments in managed funds	206,201	57,285
Loans to and investments in associated companies	1,490,737	1,258,341
Securities borrowed	6,119,935	5,359,846
Securities purchased under agreements to resell	4,448,531	3,746,920
Securities received as collateral	1,051	11,063
Receivables from brokers, dealers and clearing organizations	2,608,819	2,180,996
Receivables from customers of securities operations	1,275,955	1,046,945
Property, equipment and leasehold improvements, net	922,637	885,859
Intangible assets, net	1,015,911	1,020,529
Goodwill	1,750,636	1,748,099
Deferred tax asset, net	1,767,181	1,809,943
Other assets	1,717,033	1,651,073
Total	$51,130,014	$47,866,781

LIABILITIES
Short-term borrowings	$12,000	$12,000
Trading liabilities, at fair value	9,378,604	7,293,102
Securities loaned	3,082,032	2,506,122
Securities sold under agreements to repurchase	10,777,065	10,779,845
Other secured financings	270,394	234,711
Obligation to return securities received as collateral	1,051	11,063
Payables to brokers, dealers and clearing organizations	1,570,422	1,379,243
Payables to customers of securities operations	5,703,520	5,208,768
Trade payables, expense accruals and other liabilities	1,450,645	1,721,934
Long-term debt – parent company	1,541,496	1,541,014
Long-term debt – subsidiaries	6,789,770	6,639,851
Total liabilities	40,576,999	37,327,653

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	236,753	241,075
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
363,964,952 and 364,541,333 shares issued and outstanding, after deducting
47,272,415 and 46,695,470 shares held in treasury	363,965	364,541
Additional paid-in capital	4,876,305	4,881,031
Accumulated other comprehensive income	558,060	538,050
Retained earnings	4,389,453	4,318,840
Total Leucadia National Corporation shareholders’ equity	10,187,783	10,102,462
Noncontrolling interest	3,479	70,591
Total equity	10,191,262	10,173,053

Total	$51,130,014	$47,866,781

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2014 and 2013
(In thousands, except per share amounts)

	2014	2013

Revenues:
Beef processing services	$1,885,754	$1,788,813
Commissions	162,063	–
Principal transactions	281,054	182,719
Investment banking	414,320	–
Interest income	257,660	5,696
Net realized securities gains	5,394	229,891
Other	133,622	90,494
Total revenues	3,139,867	2,297,613
Interest expense	196,553	–
Net revenues	2,943,314	2,297,613

Expenses:
Cost of sales	1,945,675	1,830,463
Compensation and benefits	565,837	40,367
Floor brokerage and clearing fees	49,570	–
Interest	28,576	21,319
Depreciation and amortization	41,487	27,498
Selling, general and other expenses	192,424	54,851
	2,823,569	1,974,498
Income from continuing operations before income
taxes and income related to associated companies	119,745	323,115
Income related to associated companies	20,036	30,808
Income from continuing operations before income taxes	139,781	353,923
Income tax provision	50,190	49,767
Income from continuing operations	89,591	304,156
Income (loss) from discontinued operations, net of income tax
provision (benefit) of $1,264 and $(1,825)	2,346	(3,542)
Loss on disposal of discontinued operations, net of income tax
provision (benefit) of $0 and $(175)	–	(325)
Net income	91,937	300,289
Net (income) loss attributable to the noncontrolling interest	(2,537)	622
Net loss attributable to the redeemable noncontrolling interests	5,932	4,531
Preferred stock dividends	(1,016)	(339)
Net income attributable to Leucadia National
Corporation common shareholders	$94,316	$305,103

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended March 31, 2014 and 2013
(In thousands, except per share amounts)

	2014	2013

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.24	$1.11
Income (loss) from discontinued operations	.01	(.01)
Loss on disposal of discontinued operations	-	-
Net income	$.25	$1.10

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.24	$1.09
Income (loss) from discontinued operations	.01	(.01)
Loss on disposal of discontinued operations	-	-
Net income	$.25	$1.08

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$91,950	$308,705
Income (loss) from discontinued operations, net of taxes	2,366	(3,277)
Loss on disposal of discontinued operations, net of taxes	–	(325)
Net income	$94,316	$305,103

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2014 and 2013
(In thousands)

	2014	2013

Net income	$91,937	$300,289
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$2,393 and $4,336	4,310	7,809
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$(488) and $114,143	878	(205,584)
Net change in unrealized holding gains (losses) on investments, net of
income tax provision (benefit) of $2,881 and $(109,807)	5,188	(197,775)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $62
and $(938)	13,897	(1,689)
Less: reclassification adjustment for foreign exchange (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $0 and $0	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $62 and $(938)	13,897	(1,689)

Net unrealized gains (losses) on derivatives arising during the
period, net of income tax provision (benefit) of $92 and $2	165	5
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit)
of $0 and $0	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $92 and $2	165	5

Net pension and postretirement gains (losses) arising during the
period, net of income tax provision (benefit) of $0 and $0	–	–
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $(422) and $(666)	760	1,200
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $422 and $666	760	1,200

Other comprehensive income (loss), net of income taxes	20,010	(198,259)

Comprehensive income	111,947	102,030
Comprehensive (income) loss attributable to the noncontrolling interest	(2,537)	622
Comprehensive (income) loss attributable to the redeemable
noncontrolling interests	5,932	4,531
Preferred stock dividends	(1,016)	(339)

Comprehensive income attributable to Leucadia National
Corporation common shareholders	$114,326	$106,844

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2014 and 2013
(In thousands)

	2014	2013

Net cash flows from operating activities:
Net income	$91,937	$300,289
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	39,754	39,704
Depreciation and amortization of property, equipment and leasehold improvements	29,336	19,159
Other amortization	(265)	17,093
Share-based compensation	38,207	1,829
Provision for doubtful accounts	2,752	2,361
Net securities gains	(5,394)	(229,891)
Income related to associated companies	(40,663)	(30,808)
Distributions from associated companies	20,912	9,766
Net gains related to real estate, property and equipment, and other assets	(1,177)	(448)
Loss on disposal of discontinued operations	–	500
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited
with clearing and depository organizations	(183,710)	–
Trading assets	(1,968,227)	(182,719)
Investments in managed funds	(4,978)	–
Securities borrowed	(756,481)	–
Securities purchased under agreements to resell	(694,175)	–
Receivables from brokers, dealers and clearing organizations	(478,066)	–
Receivables from customers of securities operations	(227,813)	–
Other assets	(221,352)	(4,751)
Trading liabilities	2,282,870	–
Securities loaned	572,285	–
Securities sold under agreements to repurchase	(10,772)	–
Payables to brokers, dealers and clearing organizations	287,356	–
Payables to customers of securities operations	488,178	–
Trade payables, expense accruals and other liabilities	(294,047)	(105,320)
Other	(946)	239
Net cash used for operating activities	(1,034,479)	(162,997)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements	(74,130)	(20,777)
Acquisitions of and capital expenditures for real estate investments	(927)	(1,011)
Proceeds from disposals of real estate, property and equipment, and other assets	2,681	14,985
Net change in restricted cash	–	86
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	–	1,422
Cash acquired upon acquisition of Jefferies Group LLC	–	3,017,958
Acquisitions, net of cash acquired	(10,178)	–
Cash paid and cash of real estate operations sold to HomeFed Corporation	(18,100)	–
Advances on notes and other receivables	–	(1,406)
Collections on notes, loans and other receivables	4,432	6,206
Loans to and investments in associated companies	(794,498)	(16,173)
Capital distributions and loan repayment from associated companies	780,503	7,229
Deconsolidation of asset management entities	(207,965)	–
Purchases of investments (other than short-term)	(402,451)	(353,965)
Proceeds from maturities of investments	282,760	271,363
Proceeds from sales of investments	1,007,243	185,008
Other	(1,883)	(245)
Net cash provided by investing activities	567,487	3,110,680
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the periods ended March 31, 2014 and 2013
(In thousands)

	2014	2013

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$192,690	$114,048
Reduction of debt	(21,930)	(18,899)
Net proceeds from other secured financings	35,683	–
Issuance of common shares	592	–
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	–	(21,042)
Net distributions to redeemable noncontrolling interests	–	(119)
Distributions to noncontrolling interests	(778)	(4,844)
Contributions from noncontrolling interests	8,604	891
Purchase of common shares for treasury	(46,710)	–
Dividends paid	(23,186)	(22,996)
Other	953	–
Net cash provided by financing activities	145,918	47,039

Effect of foreign exchange rate changes on cash	4,006	(261)

Net increase (decrease) in cash and cash equivalents	(317,068)	2,994,461
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	3,907,595	145,960
Cash and cash equivalents at March 31, including cash classified as assets of
discontinued operations	$3,590,527	$3,140,421

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$266,179	$37,587
Income tax payments (refunds), net	$(1,359)	$7,732

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$–	$3,376,939
Issuance of mandatorily redeemable convertible preferred shares for
acquisition of Jefferies Group LLC	$–	$125,000

Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd.,
which was spun off	$–	$175,958

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2014 and 2013
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2013	$244,583	$1,577,528	$705,129	$4,240,028	$6,767,268	$367	$6,767,635
Net income				305,103	305,103	(622)	304,481
Other comprehensive loss, net of taxes			(198,259)		(198,259)		(198,259)
Acquisition of Jefferies Group LLC	119,363	3,257,576			3,376,939	356,180	3,733,119
Distribution of common shares of Crimson
Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests					–	891	891
Distributions to noncontrolling interests					–	(4,844)	(4,844)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	–
Change in fair value of redeemable
noncontrolling interests		17,237			17,237		17,237
Purchase of common shares for treasury	(134)	(3,464)			(3,598)		(3,598)
Share-based compensation expense		1,829			1,829		1,829
Dividends ($.0625 per common share)				(23,660)	(23,660)		(23,660)
Other	129	(5)			124		124

Balance, March 31, 2013	$363,941	$4,846,279	$506,870	$4,324,471	$10,041,561	$356,394	$10,397,955

Balance, January 1, 2014	$364,541	$4,881,031	$538,050	$4,318,840	$10,102,462	$70,591	$10,173,053
Net income				94,316	94,316	2,537	96,853
Other comprehensive income, net of taxes			20,010		20,010		20,010
Contributions from noncontrolling interests					–	8,604	8,604
Distributions to noncontrolling interests					–	(778)	(778)
Deconsolidation of asset management entities					–	(77,475)	(77,475)
Change in fair value of redeemable
noncontrolling interests		755			755		755
Issuance of common shares for debt
conversion	1	11			12		12
Purchase of common shares for treasury	(1,714)	(44,996)			(46,710)		(46,710)
Share-based compensation expense		38,207			38,207		38,207
Dividends ($.0625 per common share)				(23,703)	(23,703)		(23,703)
Other	1,137	1,297			2,434		2,434

Balance, March 31, 2014	$363,965	$4,876,305	$558,060	$4,389,453	$10,187,783	$3,479	$10,191,262

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Nature of Operations:

Leucadia National Corporation (“Leucadia” or the “Company”) is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including investment banking and capital markets (Jefferies Group), beef processing (National Beef Packing Company), manufacturing (Conwed Plastics and Idaho Timber), oil and gas exploration and production (Juneau Energy), energy projects (Lake Charles Clean Energy and Oregon LNG) and asset management (Leucadia Asset Management).  We also own equity interests in operating businesses which are accounted for under the equity method of accounting, including Berkadia Commercial Mortgage LLC, (commercial mortgage banking and servicing), Garcadia, (automobile dealerships), HomeFed Corporation (real estate development) and Linkem S.p.A. (wireless broadband services provider in Italy).  We continuously review and consider possible acquisitions of new businesses, securities and assets, and evaluate the retention and disposition of our existing operations and holdings.  Changes in the scale and mix of our businesses and investments should be expected.

On March 1, 2013, Jefferies Group LLC (“Jefferies”) became one of our wholly-owned subsidiaries.  Jefferies is a global full-service, integrated securities and investment banking firm.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio").  Prior to the closing, we owned 58,006,024 common shares of Jefferies, representing approximately 28% of the then outstanding common shares of Jefferies.  Richard Handler, Chairman and Chief Executive Officer of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia, and Brian Friedman, the Chairman of the Executive Committee of Jefferies, was appointed President and a Director of Leucadia.

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  In March 2014, one of our other subsidiaries purchased from Jefferies 18.6 million common shares of Harbinger Group Inc. (“Harbinger”) for cash consideration of $243.1 million.  All amounts included in our consolidated financial statements and disclosures have been adjusted to reflect this transaction, including the recognition of pre-tax income of $13.1 million, which represents Jefferies income on the Harbinger common shares, reduced by estimated compensation expenses, during the month of March 2014.   We have reviewed Jefferies business and internal operating results for the month of March 2014 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Quarterly Report on Form 10-Q, and, except for the transaction mentioned in the preceding sentence, have concluded that no additional disclosures or adjustments are warranted.

We own 78.9% of National Beef Packing Company.  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  National Beef operates three beef processing facilities, two consumer-ready facilities and a wet blue tanning facility, all located in the U.S.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products. National Beef operates the largest wet blue tanning facility in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties.

Idaho Timber is engaged in the manufacture and/or distribution of various wood products, including the following principal product lines:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4” radius-edge, pine decking.  Idaho Timber operates ten facilities located in the U.S.

Conwed Plastics manufactures and markets lightweight plastic netting used for building and construction, erosion control, packaging, agricultural purposes, carpet padding, filtration and consumer products and other purposes.  In March 2014, Conwed Plastics acquired 80% of Filtrexx International, LLC.  Filtrexx markets a knitted sock product, which is used in the sediment control, agriculture and landscape markets, primarily in the U.S.  Conwed Plastics has four domestic manufacturing facilities, and it owns and operates a manufacturing and sales facility in Belgium.

Juneau Energy, LLC, a recently formed subsidiary, engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.

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

In March 2014, we sold substantially all of our real estate operations to HomeFed Corporation; see Notes 12 and 27 for more information.

Certain amounts have been reclassified to be consistent with the 2014 presentation.

Note 2.  Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the notes to our consolidated financial statements included in our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report filed on Form 10-K for such year (the “2013 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The Consolidated Statement of Financial Condition at December 31, 2013 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

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

Interest Revenue and Expense.  Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies operations.  Contractual interest on Trading assets and Trading liabilities is recognized on an accrual basis as a component of Interest income and Interest expense.  Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Operations rather than as a component of interest income or expense.  Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations.

Cash Equivalents

Cash equivalents include highly liquid investments, including certificates of deposit and money market funds, not held for resale with original maturities of three months or less.

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

Loans to and Investments in Associated Companies

Loans to and investments in associated companies include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such investments.  Loans to and investments in associated companies are accounted for using the equity method.  See Notes 12 and 27 for additional information regarding certain of these investments.

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

Intangible Assets, Net and Goodwill

Intangible Assets.  Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.  Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets, impairment charges would have to be recorded.

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

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.  The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies is as of August 1.

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

Income Taxes

We record a valuation allowance to reduce our net deferred tax asset to the net amount that is more likely than not to be realized.  If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future we were to determine that we would not be able to realize all or part of our recorded net deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  We are required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 24.

Note 3.  Accounting Developments

Income Taxes.  In January 2014, we adopted new Financial Accounting Standards Board (“FASB”) guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such net operating loss carryforward, similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position.  In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Discontinued Operations.  In April 2014, the FASB issued new guidance on the reporting of discontinued operations.  The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures.  This guidance will be effective prospectively in annual periods beginning on or after December 15, 2014.

Note 4.  Acquisitions

As more fully discussed in the 2013 10-K, Jefferies became a wholly-owned subsidiary on March 1, 2013.  Each share of Jefferies common stock was converted at the Exchange Ratio into our common shares, an aggregate of approximately 119,363,000 common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  In addition, each restricted share of Jefferies common stock and each RSU of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or RSUs of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based RSUs, performance being measured at existing targets.  The Jefferies acquisition was accounted for using the acquisition method of accounting; the aggregate purchase price was $4,770.6 million.

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

Presented below for the three months ended March 31, 2013, are unaudited pro forma operating results assuming the acquisition of Jefferies had occurred on January 1, 2012 (in thousands, except per share amounts):

Net revenues	$2,955,790
Net income attributable to Leucadia National Corporation
common shareholders	$196,089
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$0.51
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$0.51

Pro forma adjustments for Jefferies principally reflect an increase to amortization expenses related to the fair value of amortizable intangible assets, a reduction to interest expense for the amortization of the premium recorded to reflect long-term debt at fair value and to reflect the costs related to the acquisition as if they had occurred in the period beginning January 1, 2012.  In addition, the pro forma adjustments reflect the elimination from Net revenues amounts recognized from the application of the fair value option to our investment in Jefferies for periods prior to March 1, 2013, as more fully described in Note 6.  Pro forma adjustments also include the removal of the deferred tax liability reversal related to our investment in Jefferies for periods prior to March 1, 2013 ($34.0 million).  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2012.

Note 5.  Cash and Cash Equivalents

Cash and cash equivalents include the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013

Cash in banks	$1,382,257	$1,174,480
Money market and other short-term investments	2,208,270	2,733,115
Total cash and cash equivalents	$3,590,527	$3,907,595

Note 6.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,494,972	$400,134	$12,341	$–	$2,907,447
Corporate debt securities	–	3,231,323	29,315	–	3,260,638
Collateralized debt obligations	–	251,416	66,028	–	317,444
U.S. government and federal agency securities	2,098,286	138,695	–	–	2,236,981
Municipal securities	–	563,190	–	–	563,190
Sovereign obligations	1,751,744	877,387	–	–	2,629,131
Residential mortgage-backed securities	–	3,384,620	116,992	–	3,501,612
Commercial mortgage-backed securities	–	1,209,978	17,486	–	1,227,464
Other asset-backed securities	–	34,937	2,375	–	37,312
Loans and other receivables	–	1,165,264	128,832	–	1,294,096
Derivatives	40,304	2,352,971	2,940	(2,172,516)	223,699
Investments at fair value	–	10	138,843	–	138,853
Physical commodities	–	105,982	–	–	105,982
Total trading assets	$6,385,306	$13,715,907	$515,152	$(2,172,516)	$18,443,849

Available for sale securities:
Corporate equity securities	$197,530	$–	$–	$–	$197,530
Corporate debt securities	–	49,161	–	–	49,161
U.S. government securities	861,715	–	–	–	861,715
Residential mortgage-backed securities	–	612,267	–	–	612,267
Commercial mortgage-backed securities	–	43,824	–	–	43,824
Other asset-backed securities	–	204,997	–	–	204,997
Total available for sale securities	$1,059,245	$910,249	$–	$–	$1,969,494
Cash and cash equivalents	$3,590,527	$–	$–	$–	$3,590,527
Investments in managed funds	$–	$146,673	$59,528	$–	$206,201
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,801,517	$–	$–	$–	$3,801,517
Securities received as collateral	$1,051	$–	$–	$–	$1,051

Liabilities:
Trading liabilities:
Corporate equity securities	$1,531,598	$68,558	$1,015	$–	$1,601,171
Corporate debt securities	–	1,773,525	–	–	1,773,525
U.S. government and federal agency securities	2,578,965	–	–	–	2,578,965
Sovereign obligations	1,532,088	949,468	–	–	2,481,556
Residential mortgage-backed securities	–	7,230	–	–	7,230
Loans	–	695,847	10,260	–	706,107
Derivatives	60,012	2,341,346	8,713	(2,221,566)	188,505
Physical commodities	–	41,545	–	–	41,545
Total trading liabilities	$5,702,663	$5,877,519	$19,988	$(2,221,566)	$9,378,604
Other secured financings	$–	$20,000	$30,394	$–	$50,394
Obligation to return securities received as collateral	$1,051	$–	$–	$–	$1,051

	December 31, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$1,957,963	$175,493	$9,884	$–	$2,143,340
Corporate debt securities	–	2,961,857	25,666	–	2,987,523
Collateralized debt obligations	–	182,095	37,216	–	219,311
U.S. government and federal agency securities	2,293,221	40,389	–	–	2,333,610
Municipal securities	–	664,054	–	–	664,054
Sovereign obligations	1,458,803	889,685	–	–	2,348,488
Residential mortgage-backed securities	–	2,932,268	105,492	–	3,037,760
Commercial mortgage-backed securities	–	1,130,410	17,568	–	1,147,978
Other asset-backed securities	–	55,475	12,611	–	68,086
Loans and other receivables	–	1,203,238	145,890	–	1,349,128
Derivatives	40,952	2,472,238	1,493	(2,253,589)	261,094
Investments at fair value	–	40	101,242	–	101,282
Physical commodities	–	37,888	–	–	37,888
Total trading assets	$5,750,939	$12,745,130	$457,062	$(2,253,589)	$16,699,542

Available for sale securities:
Corporate equity securities	$252,531	$–	$–	$–	$252,531
Corporate debt securities	–	51,163	–	–	51,163
U.S. government securities	1,781,266	–	–	–	1,781,266
Residential mortgage-backed securities	–	579,162	–	–	579,162
Commercial mortgage-backed securities	–	17,985	–	–	17,985
Other asset-backed securities	–	184,036	–	–	184,036
Total available for sale securities	$2,033,797	$832,346	$–	$–	$2,866,143
Cash and cash equivalents	$3,907,595	$–	$–	$–	$3,907,595
Investments in managed funds	$–	$–	$57,285	$–	$57,285
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,616,602	$–	$–	$–	$3,616,602
Securities received as collateral	$11,063	$–	$–	$–	$11,063

Liabilities:
Trading liabilities:
Corporate equity securities	$1,804,392	$40,358	$38	$–	$1,844,788
Corporate debt securities	–	1,346,078	–	–	1,346,078
U.S. government and federal agency securities	1,324,326	–	–	–	1,324,326
Sovereign obligations	1,360,269	471,088	–	–	1,831,357
Residential mortgage-backed securities	–	34,691	–	–	34,691
Loans	–	672,838	22,462	–	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	–	36,483	–	–	36,483
Total trading liabilities	$4,532,816	$5,081,999	$30,898	$(2,352,611)	$7,293,102
Other secured financings	$–	$31,000	$8,711	$–	$39,711
Obligation to return securities received as collateral	$11,063	$–	$–	$–	$11,063

(1)
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014.  During the year ended December 31, 2013, listed equity options with a fair value of $403.0 million within Trading assets and $423.0 million within Trading liabilities were transferred from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $749.2 million and $304.2 million at March 31, 2014 and December 31, 2013, respectively.

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

•
Agency Residential Inverse Interest-Only Securities ("Agency Inverse IOs"):  The fair value of Agency Inverse IOs are estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral.  We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions.  Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age.  Agency Inverse IOs are categorized within Level 2 or Level 3 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and other funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy.  Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company.  Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.  Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany.  Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.  Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy.  The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	March 31, 2014
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (1)	$119,976	$–	Monthly/Quarterly
High Yield Hedge Funds (2)	244	–	–
Fund of Funds (3)	315	94	–
Equity Funds (4)	65,878	38,714	–
Convertible Bond Funds (5)	3,703	–	At Will
Multi-strategy Fund (6)	52,161	–	–
Total (8)	$242,277	$38,808

	December 31, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (1)	$20,927	$–	Monthly/Quarterly
High Yield Hedge Funds (2)	244	–	–
Fund of Funds (3)	494	94	–
Equity Funds (4)	66,495	40,816	–
Convertible Bond Funds (5)	3,473	–	At Will
Total (8)	$91,633	$40,910

(1)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors.  At March 31, 2014 and December 31, 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 to 65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $97.6 million at March 31, 2014.  The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds.  We are unable to estimate when the underlying assets will be liquidated.

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

(3)
Includes investments in fund of funds that invest in various private equity funds.  At March 31, 2014 and December 31, 2013, approximately 97% and 98%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(4)
At March 31, 2014 and December 31, 2013, investments representing approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.  The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.  At March 31, 2014 and December 31, 2013, this category includes investments in equity funds managed by us with a fair value of $53.6 million and $54.4 million, respectively, and unfunded commitments of $37.1 million and $39.2 million, respectively.

(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.

(6)
Investment in private asset management fund managed by us that employs a variety of investment strategies and can invest in U.S. and non-U.S. equity and equity related securities, futures, exchange traded funds, fixed income securities, preferred securities, options, forward contracts and swaps.  Withdrawals from the fund prior to the first year anniversary of the investment are subject to a 5% withdrawal fee and withdrawals during any calendar quarter are limited to 25% of the fund’s net asset value.  Both of these restrictions can be waived by us, in our sole discretion.

(7)	Fair value has been estimated using the net asset value derived from each of the funds' capital statements.

(8)
Investments at fair value in the Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, include $82.2 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.  We have unfunded commitments to such investments of $3.3 million and $3.3 million in aggregate at March 31, 2014 and December 31, 2013, respectively.

Other Secured Financings

Other secured financings includes the notes issued by consolidated VIEs, which are classified as Level 2 within the fair value hierarchy.  Fair value is based on recent transaction prices.  In addition, at March 31, 2014 and December 31, 2013, Other secured financings includes $30.4 million and $8.7 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	March 31, 2014		December 31, 2013
	Trading Assets	Trading Liabilities	Trading Assets	Trading Liabilities

Exchange closing prices	12%	16%	12%	25%
Recently observed transaction prices	6%	5%	5%	4%
External pricing services	68%	74%	68%	66%
Broker quotes	3%	3%	3%	3%
Valuation techniques	11%	2%	12%	2%
	100%	100%	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2014 (in thousands):

	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, March 31, 2014	Changes in unrealized gains (losses) relating to instruments still held at March 31, 2014 (1)

Assets:
Trading assets:
Corporate equity securities	$9,884	$(1,393)	$134	$–	$–	$–	$3,716	$12,341	$(1,319)
Corporate debt securities	25,666	(2,014)	4,136	(624)	–	–	2,151	29,315	193
Collateralized debt obligations	37,216	10,184	76,511	(78,081)	(144)	–	20,342	66,028	5,662
Residential mortgage-backed						–
securities	105,492	(1,626)	9,637	(13,703)	(1,755)	–	18,947	116,992	(2,097)
Commercial mortgage-backed
securities	17,568	(3,032)	8,933	(14,645)	(50)	–	8,712	17,486	(958)
Other asset-backed securities	12,611	72	2,250	(2,048)	(83)	–	(10,427)	2,375	7
Loans and other receivables	145,890	(3,902)	36,213	(49,475)	(935)	–	1,041	128,832	(3,807)
Investments at fair value	101,242	24,889	22,500	(9,012)	–	–	(776)	138,843	24,889
Investments in managed funds	57,285	(2,859)	5,102	–	–	–	–	59,528	(2,859)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$8	$–	$411	$–	$–	$558	$1,015	$(8)
Net derivatives (2)	6,905	1,267	(1,327)	2,169	197	–	(3,438)	5,773	(1,267)
Loans	22,462	(153)	(18,913)	4,887	–	–	1,977	10,260	(153)
Other secured financings	8,711	–	–	–	–	21,683	–	30,394	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2014

During the three months ended March 31, 2014, transfers of assets of $91.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $38.1 million, commercial mortgage backed-securities of $9.0 million and other asset-backed securities of $1.8 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Corporate equity securities of $7.4 million and corporate debt securities of $2.3 million due to lack of observable market transactions;
•	Collateralized debt obligations of $23.5 million which have little to no transparency in trade activity.

During the three months ended March 31, 2014, transfers of assets of $47.3 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $19.1 million, commercial mortgage-backed securities of $0.2 million and other asset-backed securities of $12.2 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $3.3 million, loans and other receivables of $7.9 million and investments at fair value of $0.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and corporate debt securities of $0.2 million due to an increase in observable market transactions.

During the three months ended March 31, 2014, there were transfers of loan liabilities of $2.9 million from Level 3 to Level 2 and transfers of $4.8 million from Level 2 to Level 3 due to an increase and decrease in observable inputs in the valuation, respectively.  There were $3.4 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuing of derivative contracts.

Net gains on Level 3 assets were $20.3 million and net losses on Level 3 liabilities were $1.1 million for the three months ended March 31, 2014.  Net gains on Level 3 assets were primarily due to increased valuations of certain collateralized debt obligations and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, corporate debt securities, residential and commercial mortgage-backed securities, loans and other receivables and investments in managed funds.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments, partially offset by decrease in valuation of certain loan positions.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance.  The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector.  The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument; i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class.  Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the ranges of inputs are reflective of the differences in the underlying characteristics of the financial instruments in each category.

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

		March 31, 2014

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$4,988
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.3	–

Corporate debt securities	$25,644
		Scenario analysis	Estimated recovery percentage	20% to 31%	26.0%
		Market approach	Yield	11.7% to 11.8%	11.7%

Collateralized debt obligations	$63,778
		Discounted cash flows	Constant prepayment rate	0% to 20%	14%
			Constant default rate	0% to 2%	1%
			Loss severity	30% to 70%	50%
			Yield	4% to 81%	20%
Residential mortgage-backed securities	$116,992
		Discounted cash flows	Constant prepayment rate	2% to 50%	10%
			Constant default rate	2% to 100%	25%
			Loss severity	0% to 85%	55%
			Yield	1% to 14%	8%

Commercial mortgage-backed securities	$17,486
		Discounted cash flows	Yield	4% to 11%	8%
			Cumulative loss rate	0% to 8%	5%

Other asset-backed securities	$2,375
		Discounted cash flows	Constant prepayment rate	0%	–
			Constant default rate	0%	–
			Yield	5%	–

Loans and other receivables	$111,642
		Comparable pricing	Comparable bond or loan price	$97 to $101	$100
		Market approach	Yield	2.6% to 3.3%	2.9%
			EBITDA (a) multiple	7	–
		Scenario analysis	Estimated recovery percentage	10% to 79%	71%

Derivatives	$2,940
Forward contract		Comparable pricing	Comparable loan price	$68 to $104	$89

Investments at fair value	$54,360
Private equity securities		Comparable pricing	Comparable share price	$27	–
		Net asset value	Discount to net asset value	10%	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$8,713
Loan commitments		Comparable pricing	Comparable bond or loan price	$100	–

Loans	$10,260
		Comparable pricing	Comparable bond or loan price	$100.50	–

		December 31, 2013

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%	–

Corporate debt securities	$17,699
		Scenario analysis	Estimated recovery percentage	24%	–
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%	–

Collateralized debt obligations	$34,316
		Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%
Residential mortgage-backed securities	$105,492
		Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568
		Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611
		Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931
		Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9	–
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives	$1,493
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.875	–

Investments at fair value	$30,203
Private equity securities		Comparable pricing	Comparable share price	$414	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$8,398
Equity options		Option model	Volatility	36.25% to 41%	39%

Loans	$8,106	Comparable pricing	Comparable bond or loan price	$101.88	–

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At March 31, 2014 and December 31, 2013, asset exclusions consisted of $114.9 million and $127.7 million, respectively, primarily comprised of investments in private equity securities, investments in reinsurance contracts and certain corporate loans.  At March 31, 2014 and December 31, 2013, liability exclusions consisted of $1.0 million and $14.4 million, respectively, of corporate loan commitments.

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

•
Non-exchange traded securities, corporate debt securities, and loans and other receivables using a market approach valuation technique.  A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement.  A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement.  A significant increase (decrease) in the discount rate of a private equity security would result in a significantly lower (higher) fair value measurement.

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
•
Private equity securities using a net asset value technique.  As significant increase (decrease) in the discount applied to net asset value would result in a significant (lower) higher fair value measurement.

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

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the three months ended March 31, 2014 (in thousands):

Financial Instruments Owned:
Loans and other receivables	$4,467

Financial Instruments Sold:
Loans	$(462)
Loan commitments	$(2,357)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	March 31, 2014	December 31, 2013

Loans and other receivables (2)	$255,398	$264,896
Loans greater than 90 days past due (1) (2)	$–	$–

(1)	The aggregate fair value of loans that were 90 or more days past due was $0.0 million and $0.0 million at March 31, 2014 and December 31, 2013, respectively.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

There were no loan receivables on nonaccrual status at March 31, 2014 and December 31, 2013.

Prior to the completion of the Jefferies acquisition, we elected the fair value option for our investment in Jefferies, commencing on the date Jefferies became subject to the equity method of accounting.  The increase in the fair value of our investment in Jefferies prior to the acquisition was $182.7 million during 2013.

We have elected the fair value option for Jefferies investment in Knight Capital Group, Inc., acquired by Jefferies during 2012.  On July 1, 2013, Knight Capital completed its previously announced merger with GETCO Holding Company, LLC; as a result KCG Holdings, Inc. became the new public parent of both entities.  Although no longer subject to the equity method of accounting, KCG Holdings continues to be accounted for at fair value consistent with the election made for all of Jefferies trading assets.  The change in the fair value of this investment was $(1.0) million for the three months ended March 31, 2014.

In March 2014, we entered into a Preferred Securities Purchase Agreement with Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P (collectively the “Sellers”), pursuant to which we acquired certain preferred securities of newly formed subsidiaries of each of the Sellers (the “Newcos”) that are exchangeable into an aggregate of 23.0 million shares of common stock of Harbinger, for cash consideration of $253.0 million.  Upon receipt of certain regulatory approvals from insurance regulators, the preferred shares will be exchanged for the Harbinger common shares.  We also have the right to sell all of the Harbinger common shares, with the proceeds remitted to us in exchange for the preferred shares.  As a result, we have all the economic benefits and the risk of loss related to the underlying Harbinger common shares, though we will not have the right to vote the Harbinger shares until regulatory approval is received.

We currently own 18.6 million common shares of Harbinger which are accounted for under the fair value option.  Upon receipt of insurance regulatory approval, we will own approximately 28.6% of Harbinger common shares in the aggregate, representing approximately 20% of Harbinger’s aggregate voting securities (assuming all of Harbinger’s outstanding preferred stock can vote), and will have the right to appoint two directors to Harbinger’s board.  We have elected the fair value option for the Newcos’ preferred shares, and have valued the preferred shares using the value of the underlying common shares of Harbinger.  We have made the fair value option election for these preferred shares since the Harbinger common shares to be received in exchange will become subject to the equity method of accounting upon receipt of regulatory approval, and we currently have a substantial investment in Harbinger common shares accounted for at fair value.

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

Derivative Financial Instruments

Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets – Derivatives and Trading liabilities – Derivatives, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are recognized in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities.  (See Notes 6 and 24 for additional disclosures about derivative instruments.)

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities.  Jefferies manages the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of its firm wide risk management policies.  In connection with Jefferies derivative activities, Jefferies may enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements or similar agreements with counterparties.  These agreements provide Jefferies with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.  See Note 13 for additional information with respect to financial statement offsetting.

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	March 31, 2014
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,236,065	43,419	$1,208,727	50,086
Foreign exchange contracts	582,923	66,334	622,775	78,422
Equity contracts	426,716	1,441,510	434,949	1,446,687
Commodity contracts	132,855	682,216	115,836	701,502
Credit contracts: centrally cleared swaps	13,695	17	15,545	14
Credit contracts: other credit derivatives	3,961	19	12,239	26
Total	2,396,215		2,410,071
Counterparty/cash-collateral netting	(2,172,516)		(2,221,566)
Total per Consolidated Statement of Financial Condition	$223,699		$188,505

	December 31, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,165,977	63,967	$1,131,166	77,338
Foreign exchange contracts	653,772	118,707	693,658	112,417
Equity contracts	501,784	1,742,343	474,985	1,800,603
Commodity contracts	141,280	797,529	173,119	788,717
Credit contracts: centrally cleared swaps	49,531	49	51,632	46
Credit contracts: other credit derivatives	2,339	16	8,130	19
Total	2,514,683		2,532,690
Counterparty/cash-collateral netting	(2,253,589)		(2,352,611)
Total per Consolidated Statement of Financial Condition	$261,094		$180,079

The following table presents unrealized and realized gains (losses) on derivative contracts for the three months ended March 31, 2014; amounts for other periods were not significant (in thousands):

Interest rate contracts	$(208)
Foreign exchange contracts	5,437
Equity contracts	(91,101)
Commodity contracts	16,186
Credit contracts	(3,889)
Total	$(73,575)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at March 31, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$41,185	$132	$–	$–	$41,317
Credit default swaps	–	436	–	–	436
Equity swaps and options	1,446	–	–	–	1,446
Total return swaps	3,612	–	–	(34)	3,578
Foreign currency forwards, swaps and options	117,738	18,721	36	(17,246)	119,249
Interest rate swaps, options and forwards	67,280	108,067	116,922	(60,576)	231,693
Total	$231,261	$127,356	$116,958	$(77,856)	397,719
Cross product counterparty netting					(9,332)
Total OTC derivative assets included in
Trading assets					$388,387

(1)	At March 31, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $11.1 million, which are not included in this table.
(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At March 31, 2014, cash collateral received was $176.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

	OTC Derivative Liabilities (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$23,585	$108	$–	$–	$23,693
Credit default swaps	2,116	4,512	66	–	6,694
Equity swaps and options	–	–	11,006	–	11,006
Total return swaps	1,706	34	–	(34)	1,706
Foreign currency forwards, swaps and options	153,068	23,466	–	(17,246)	159,288
Interest rate swaps, options and forwards	24,764	108,398	132,889	(60,576)	205,475
Total	$205,239	$136,518	$143,961	$(77,856)	407,862
Cross product counterparty netting					(9,332)
Total OTC derivative liabilities included in
Trading liabilities					$398,530

(1)	At March 31, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $15.2 million, which are not included in this table.
(2)
OTC derivative liabilities in the table above are gross of collateral pledged.  OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At March 31, 2014, cash collateral pledged was $225.2 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At March 31, 2014, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$242,672
BBB- to BBB+	8,093
BB+ or lower	80,870
Unrated	56,752
Total	$388,387

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2014 and December 31, 2013 is $110.7 million and $170.2 million, respectively, for which Jefferies has posted collateral of $72.9 million and $127.7 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2014 and December 31, 2013, Jefferies would have been required to post an additional $42.5 million and $49.4 million, respectively, of collateral to its counterparties.

Note 8.  Collateralized Transactions

Jefferies enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance trading asset inventory positions, meet customer needs or re-lend as part of dealer operations.  Jefferies monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and requests additional collateral or returns excess collateral, as appropriate.  Jefferies pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements.  Jefferies agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral.  Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At March 31, 2014 and December 31, 2013, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $23.5 billion and $21.9 billion, respectively.  A substantial portion of these securities have been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition.  At March 31, 2014 and December 31, 2013, $1.1 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three months ended March 31, 2014; there was no activity during the comparable period in 2013 (in millions):

Transferred assets	$1,626.9
Proceeds on new securitizations	1,628.1
Net revenues	0.7
Cash flows received on retained interests	8.5

Assets received as proceeds in the form of mortgage-backed securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy.  For further information on fair value measurements and the fair value hierarchy, see Notes 2 and 6.  Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs and has no liabilities related to these SPEs at March 31, 2014 and December 31, 2013.  Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets.  To the extent the securities purchased through these market-making activities meet specific thresholds and Jefferies is not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 11.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	March 31, 2014		December 31, 2013
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$11,130.8	$237.0	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	6,830.7	245.5	5,385.6	96.8
Collateralized loan obligations	728.5	8.9	728.5	9.0

Jefferies does not have any outstanding derivative contracts executed in connection with these securitization activities.  Total assets represent the unpaid principal amount of assets in the SPEs in which Jefferies has continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting its retained interests, and are not considered representative of the risk of potential loss.  Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches.  Jefferies risk of loss is limited to this fair value amount which is included within total Trading assets in our Consolidated Statements of Financial Condition.

Note 10.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at March 31, 2014 and December 31, 2013 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2014
Bonds and notes:
U.S. government securities	$861,639	$80	$4	$861,715
Residential mortgage-backed securities	601,753	11,447	933	612,267
Commercial mortgage-backed securities	43,619	317	112	43,824
Other asset-backed securities	204,377	873	253	204,997
All other corporates	48,906	304	49	49,161
Total fixed maturities	1,760,294	13,021	1,351	1,771,964

Equity securities:
Common stocks:
First Quantum Minerals Ltd.	95,374	–	1,075	94,299
Banks, trusts and insurance companies	22,980	27,708	–	50,688
Industrial, miscellaneous and all other	21,598	30,999	54	52,543
Total equity securities	139,952	58,707	1,129	197,530

	$1,900,246	$71,728	$2,480	$1,969,494

December 31, 2013
Bonds and notes:
U.S. government securities	$1,781,052	$226	$12	$1,781,266
Residential mortgage-backed securities	570,642	9,946	1,426	579,162
Commercial mortgage-backed securities	18,271	13	299	17,985
Other asset-backed securities	183,593	627	184	184,036
All other corporates	50,933	267	37	51,163
Total fixed maturities	2,604,491	11,079	1,958	2,613,612

Equity securities:
Common stocks:
First Quantum Minerals Ltd.	154,281	–	5,616	148,665
Banks, trusts and insurance companies	22,980	27,562	–	50,542
Industrial, miscellaneous and all other	21,012	32,312	–	53,324
Total equity securities	198,273	59,874	5,616	252,531

	$2,802,764	$70,953	$7,574	$2,866,143

The amortized cost and estimated fair value of investments classified as available for sale at March 31, 2014, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$867,339	$867,419
Due after one year through five years	43,206	43,457
Due after five years through ten years	–	–
Due after ten years	–	–
	910,545	910,876
Mortgage-backed and asset-backed securities	849,749	861,088
	$1,760,294	$1,771,964

At March 31, 2014, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

As more fully discussed in the 2013 10-K, during the first quarter of 2013 we exchanged our investment in Inmet Mining Corporation for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  We recorded a gain on the transaction of $227.6 million.  First Quantum is a Canadian-based global mining company traded on the Toronto Stock Exchange (Symbol: FM).

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

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE.  The determination of whether our variable interest is significant to the VIE requires significant judgment.  In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.  Our variable interests in VIEs include debt and equity interests, commitments and certain fees.  Our involvement with VIEs arises primarily from the following activities of Jefferies:

•	Purchases of mortgage-backed securities and collateralized debt and loan obligations in connection with our trading and secondary market-making activities,
•
Retained interests held as a result of securitization activities as part of primary market-making activities, including the resecuritizations of mortgage-backed securities and the securitization of corporate loans,

•	Financing of agency and non-agency mortgage-securities through financing vehicles utilizing master repurchase agreements,
•	Management and performance fees in the Jefferies Umbrella Fund, and
•	Loans to and investments in investment fund vehicles.

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of March 31, 2014 and December 31, 2013.

	Securitization Vehicles
	March 31, 2014	December 31, 2013
	(In millions)

Cash	$–	$–
Financial instruments owned	97.5	97.5
Securities purchased under agreement to resell (1)	220.0	195.1
Other	3.2	2.3
Total assets	$320.7	$294.9

Other secured financings (2)	$317.5	$292.5
Other	3.0	2.1
Total liabilities	$320.5	$294.6

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)
Approximately $77.5 million and $66.5 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at March 31, 2014 and December 31, 2013, respectively.

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

Jefferies is the primary beneficiary of mortgage-backed financing vehicles to which Jefferies sells agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement.  Jefferies manages the assets within these vehicles.  Jefferies variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement.  The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.  The creditors of these VIEs do not have recourse to Jefferies general credit.

Nonconsolidated VIEs

Jefferies also holds variable interests in VIEs in which it is not the primary beneficiary and does not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate.  Jefferies has not provided financial or other support to these VIEs and has no explicit or implicit arrangements to provide additional financial support to these VIEs at March 31, 2014 and December 31, 2013.

The following tables present information about nonconsolidated VIEs in which Jefferies has variable interests aggregated by principal business activity.  The tables include VIEs where Jefferies has determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	March 31, 2014
	Variable Interests
	Financial Statement Carrying Amount		Maximum Exposure to Loss		VIE Assets
	Assets	Liabilities
	(In millions)

Collateralized loan obligations (2)	$24.2	$2.3	$281.1		$2,076.8
Agency mortgage- and asset-backed securitizations (1) (3)	1,733.2	–	1,733.2	(5)	3,463.3
Non-agency mortgage- and asset-backed securitizations (1) (3)	862.4	–	862.4	(5)	89,546.7
Asset management vehicle (4)	3.7	–	3.7	(5)	470.0
Private equity vehicles (4)	41.3	–	67.5		88.1
Total	$2,664.8	$2.3	$2,947.9		$95,644.9

	December 31, 2013
	Variable Interests
	Financial Statement Carrying Amount		Maximum Exposure to Loss		VIE Assets
	Assets	Liabilities
	(In millions)

Collateralized loan obligations (2)	$11.9	$0.2	$88.8		$1,122.3
Agency mortgage- and asset-backed securitizations (1) (3)	1,226.0	–	1,226.0	(5)	5,857.3
Non-agency mortgage- and asset-backed securitizations (1) (3)	840.1	–	840.1	(5)	78,070.8
Asset management vehicle (4)	3.5	–	3.5	(5)	454.2
Private equity vehicles (4)	40.8	–	68.8		89.4
Total	$2,122.3	$0.2	$2,227.2		$85,594.0

(1)
VIE assets represent the unpaid principal balance of the assets in these vehicles at March 31, 2014 and December 31, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)
Assets consist of debt securities and participation interests in corporate loans accounted for at fair value, which are included within Trading assets.  Liabilities consist of forward sale agreements and a guarantee provided to a CLO managed by Jefferies Finance, which are accounted for at fair value and included within Trading liabilities.

(3)	Assets consist of debt securities accounted for at fair value, which are included within Trading assets.
(4)	Assets consist of equity interests, which are included within Investments in managed funds.
(5)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations.  Jefferies acts as transferor and underwriter in collateralized loan obligations ("CLOs") transactions and retains securities representing variable interests in the CLOs.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  Jefferies also enters into forward sale agreements and master participation agreements with CLOs.  Under forward sale agreements, Jefferies commits to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to a CLO.  Under master participation agreements, Jefferies purchases participation interests in corporate loans held by a CLO.  In addition, Jefferies owns variable interests in CLOs previously managed by Jefferies.  These variable interests consist of debt securities and a right to a portion of the CLOs’ management and incentive fees.  Jefferies exposure to loss from these CLOs is limited to its investments in the debt securities held.  Management and incentives fees are accrued as the amounts become realizable.  These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds.  Jefferies has also provided a guarantee to a CLO managed by Jefferies Finance, whereby it guarantees certain of the obligations of Jefferies Finance to the CLO.

Mortgage- and Asset-Backed Vehicles.  In connection with Jefferies trading and market-making activities, Jefferies buys and sells mortgage- and asset-backed securities.  Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs.  A substantial portion of Jefferies variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties.  The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition.  In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations at March 31, 2014 and December 31, 2013 presented in the above table, Jefferies owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds.  These additional securities were acquired in connection with Jefferies secondary market-making activities and securitization activities.  Total securities issued by securitization SPEs reflected in the Consolidated Statement of Financial Condition at March 31, 2014 consist of the following (in millions):

	Non-agency	Agency	Total

Variable interests in collateralized loan obligations	$24.2	$-	$24.2
Variable interests in agency mortgage- and asset-backed securitizations	-	1,733.2	1,733.2
Variable interests in non-agency mortgage- and asset-backed securitizations	862.4	-	862.4
Additional securities in connection with trading and market-making activities:
Residential mortgage-backed securities	40.9	1,750.2	1,791.1
Commercial mortgage-backed securities	31.0	613.1	644.1
Collateralized debt obligations	22.7	-	22.7
Other asset-backed securities	18.2	-	18.2
Total mortgage- and asset-backed securities in the Consolidated Statement
of Financial Condition	$999.4	$4,096.5	$5,095.9
Asset Management Vehicle.  Jefferies manages the Jefferies Umbrella Fund, an "umbrella structure" company that invests primarily in convertible bonds and enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure.  Accounting changes to consolidation standards under GAAP have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model.  The Jefferies Umbrella Fund is subject to the deferral guidance and Jefferies is not the primary beneficiary under the risk and reward model.  Jefferies variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund").  As of March 31, 2014 and December 31, 2013, Jefferies funded approximately $48.8 million and $47.0 million, respectively, of its commitment.  The carrying amount of Jefferies equity investment was $39.7 million and $39.2 million at March 31, 2014 and December 31, 2013, respectively.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

Jefferies has a variable interest in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment.  The carrying amount of Jefferies equity investment was $1.6 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively.  Jefferies exposure to loss is limited to its equity investment.  JEP IV has assets consisting primarily of private equity and equity related investments.

Note 12.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at March 31, 2014 and December 31, 2013 accounted for under the equity method of accounting is as follows (in thousands):

	March 31,	December 31,
	2014	2013

Jefferies Finance, LLC	$539,353	$470,537
Jefferies LoanCore LLC	178,096	224,037
Berkadia	188,728	182,573
Garcadia companies	126,567	120,017
HomeFed	248,202	52,923
Linkem S.p.A.	168,084	173,577
Other	41,707	34,677

Total	$1,490,737	$1,258,341

Income (losses) related to associated companies includes the following for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Berkadia	$13,973	$18,587
Garcadia companies	11,259	8,871
Linkem	(5,836)	(6,602)
HomeFed	(618)	(241)
Jefferies High Yield Holdings, LLC (“JHYH”)	-	7,178
Other	1,258	3,015

Total	$20,036	$30,808

Income (losses) related to associated companies classified as Other revenues includes the following for the three months ended March 31, 2014 (in thousands):

Jefferies Finance	$17,601
Jefferies LoanCore	2,482
Other	544

Total	$20,627

Jefferies Finance

In October 2004, Jefferies entered into an agreement with Babson Capital Management LLC ("Babson Capital") and Massachusetts Mutual Life Insurance Company ("MassMutual") to form Jefferies Finance, a joint venture entity.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans.  Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services.  Jefferies Finance also originates other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments.  Jefferies Finance also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At March 31, 2014 and December 31, 2013, approximately $352.1 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total committed Secured Revolving Credit Facility is $700.0 million and is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. At March 31, 2014 and December 31, 2013, $175.0 million and $123.8 million, respectively, of Jefferies $350.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned net underwriting fees of $47.6 million during the three months ended March 31, 2014, recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $4.3 million during the three months ended March 31, 2014, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.  Under a service agreement, Jefferies charged Jefferies Finance $21.7 million for services provided during the three months ended March 31, 2014.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $19.0 million and $31.1 million at March 31, 2014 and December 31, 2013, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At March 31, 2014 and December 31, 2013, Jefferies has funded $129.5 million and $175.5 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through March 31, 2014, cumulative cash distributions received from this investment aggregated $239.8 million.  Berkadia originates commercial real estate loans that are sold to U.S. government agencies, and originates and brokers commercial mortgage loans which are not part of government agency programs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of March 31, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

HomeFed

At March 31, 2014, we owned 9,460,563 shares of HomeFed’s common stock, representing approximately 64% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed is beneficially owned by our Chairman at March 31, 2014.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.

In March 2014, we sold to HomeFed substantially all of our real estate properties and operations, most of our interest in Brooklyn Renaissance Plaza (“BRP”) and cash of $12.5 million (subject to adjustment), in exchange for 6,986,337 newly issued unregistered HomeFed common shares.  The remainder of our interest in BRP will be sold to HomeFed for 513,663 additional HomeFed common shares upon receipt of the approval of a lender to BRP; closing of this portion of the transaction is expected during the second quarter of 2014.

Since we do not control HomeFed, our investment in HomeFed continues to be accounted for as an investment in an associated company.  We have also entered into a stockholders agreement that will limit our ability to increase our interest in HomeFed or dispose of our interest in HomeFed.  We have a registration rights agreement with HomeFed that covers all of our HomeFed shares.  See Note 28 for more information about the assets sold to HomeFed.

Under GAAP, we are not permitted to recognize any gain on real estate sale transactions in which the seller does not receive cash; accordingly the entire gain on sale of approximately $22.5 million has been deferred.  The new HomeFed shares received were recorded at fair value, which we estimated to be approximately $28 per share, based on projections of future cash flows for HomeFed’s underlying projects, discounted at a risk adjusted rate.

JHYH

Under GAAP, JHYH was considered a variable interest entity that was consolidated by Jefferies, since Jefferies was the primary beneficiary.  In connection with the Jefferies acquisition, we contributed our investment in JHYH to Jefferies, other third-party investors were redeemed and JHYH was effectively dissolved.

Note 13.  Financial Statement Offsetting

In connection with Jefferies derivative activities and securities financing activities, Jefferies may enter into master netting agreements and collateral arrangements with counterparties.  Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions – ISDA master netting agreements; securities lending transactions – master securities lending agreements; and repurchase transactions – master repurchase agreements.  A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation.  Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due to a counterparty against all or a portion of an amount due from the counterparty or a third party.  In addition, Jefferies may enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

Under Jefferies derivative ISDA master netting agreements, Jefferies typically will also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex.  In the event of the counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party.  In addition, any collateral posted can be applied to the net obligations, with any excess returned; and the collateralized party has a right to liquidate the collateral.  Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.

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

Jefferies is also a party to clearing agreements with various central clearing parties.  Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount.  In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open repurchase and/or securities lending transactions.

The following table provides information regarding derivative contracts, repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our consolidated financial position.

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)

Assets at March 31, 2014
Derivative contracts	$2,396,215	$(2,172,516)	$223,699	$–	$–	$223,699
Securities borrowing arrangements	$6,119,935	$–	$6,119,935	$(655,539)	$(1,197,430)	$4,266,966
Reverse repurchase agreements	$13,020,716	$(8,572,185)	$4,448,531	$(196,671)	$(4,197,094)	$54,766

Liabilities at March 31, 2014
Derivative contracts	$2,410,071	$(2,221,566)	$188,505	$–	$–	$188,505
Securities lending arrangements	$3,082,032	$–	$3,082,032	$(655,539)	$(2,384,307)	$42,186
Repurchase agreements	$19,349,250	$(8,572,185)	$10,777,065	$(196,671)	$(9,247,075)	$1,333,319

Assets at December 31, 2013
Derivative contracts	$2,514,683	$(2,253,589)	$261,094	$–	$–	$261,094
Securities borrowing arrangements	$5,359,846	$–	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	$12,715,449	$(8,968,529)	$3,746,920	$(590,754)	$(3,074,540)	$81,626

Liabilities at December 31, 2013
Derivative contracts	$2,532,690	$(2,352,611)	$180,079	$–	$–	$180,079
Securities lending arrangements	$2,506,122	$–	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	$19,748,374	$(8,968,529)	$10,779,845	$(590,754)	$(8,748,641)	$1,440,450

(1)
Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.  Further, for derivative assets and liabilities, amounts netted include cash collateral paid or received.

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
At March 31, 2014, amounts include $4,202.5 million of securities borrowing arrangements, for which we have received securities collateral of $4,076.5 million, and $1,325.0 million of repurchase agreements, for which we have pledged securities collateral of $1,358.3 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.  At December 31, 2013, amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 14.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31,	December 31,
	2014	2013

Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$14,962	$14,916

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of
$126,848 and $117,139	504,185	502,409
Trademarks and tradename, net of accumulated amortization of $34,505
and $30,213	360,988	364,779
Supply contracts, net of accumulated amortization of $22,732 and $20,162	127,263	129,833
Licenses, net of accumulated amortization of $4,246 and $4,100	7,782	7,928
Other, net of accumulated amortization of $4,522 and $4,500	731	664
Total intangibles	$1,015,911	$1,020,529

In connection with Conwed’s acquisition of a majority interest in a business during the first quarter of 2014, $11.1 million was allocated to customer relationships, which will be amortized over 10 years.

Amortization expense on intangible assets was $16.7 million and $13.5 million for the three months ended March 31, 2014 and 2013, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2014 (for the remaining nine months) - $50.9 million; 2015 - $64.5 million; 2016 - $62.5 million; 2017 - $62.2 million; and 2018 - $61.9 million.

A summary of goodwill at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31,	December 31,
	2014	2013

National Beef	$14,991	$14,991
Jefferies	1,727,094	1,724,557
Other operations	8,551	8,551
	$1,750,636	$1,748,099

Note 15.  Inventory

A summary of inventory at March 31, 2014 and December 31, 2013 which is classified as Other assets is as follows (in thousands):

	March 31,	December 31,
	2014	2013

Finished goods	$289,792	$273,291
Work in process	38,764	34,701
Raw materials, supplies and other	52,343	56,334
	$380,899	$364,326

Note 16.  Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At March 31, 2014 and December 31, 2013, short-term borrowings were $12.0 million and $12.0 million, respectively.

Note 17.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31,	December 31,
	2014	2013

Parent Company Debt:
Senior Notes:
8.125% Senior Notes due September 15, 2015, $458,641 principal	$456,808	$456,515
5.50% Senior Notes due October 18, 2023, $750,000 principal	740,153	739,960
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,966	246,958
Subordinated Notes:
3.75% Convertible Senior Subordinated Notes due April 15, 2014,
$97,569 principal	97,569	97,581
Total long-term debt – parent company	1,541,496	1,541,014

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.875% Senior Notes, due June 8, 2014, $250,000 principal	252,964	255,676
3.875% Senior Notes, due November 9, 2015, $500,000 principal	514,156	516,204
5.5% Senior Notes, due March 15, 2016, $350,000 principal	370,714	373,178
5.125% Senior Notes, due April 13, 2018, $800,000 principal	851,136	854,011
8.5% Senior Notes, due July 15, 2019, $700,000 principal	852,113	858,425
6.875% Senior Notes, due April 15, 2021, $750,000 principal	863,430	866,801
2.25% Euro Medium Term Notes, due July 13, 2022, $5,283 principal	4,809	4,792
5.125% Senior Notes, due January 20, 2023, $600,000 principal	625,057	625,626
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	382,806	383,224
3.875% Convertible Senior Debentures, due November 1, 2029,
$345,000 principal	349,425	349,707
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	513,271	513,343
6.50% Senior Notes, due January 20, 2043, $400,000 principal	422,176	422,245
Secured credit facility, due August 26, 2014	250,000	200,000
National Beef Term Loans	368,750	375,000
National Beef Revolving Credit Facility	120,946	–
Other	48,017	41,619
Total long-term debt – subsidiaries	6,789,770	6,639,851

Long-term debt	$8,331,266	$8,180,865

Parent Company Debt:

The 3¾% Convertible Senior Subordinated Notes due 2014 were converted primarily in April 2014 into 4,606,109 common shares prior to maturity and are no longer outstanding.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.0242 common shares (equivalent to a conversion price of approximately $45.40).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

On August 26, 2011, Jefferies entered into a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  The borrowers under the Jefferies Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited.  The Jefferies Credit Facility is guaranteed by Jefferies Group LLC and contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, requires Jefferies Group LLC and certain of Jefferies subsidiaries to maintain specified level of tangible net worth and liquidity amounts and to maintain specified levels of regulated capital.  The Jefferies Credit Facility terminates on August 26, 2014.  Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  At March 31, 2014, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

At March 31, 2014, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $300.0 million.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.50% depending upon certain financial ratios and the rate selected.  At March 31, 2014, the interest rate on the outstanding term loan was 2.4% and the interest rate on the outstanding revolving credit facility was 3.25%.  The amended credit facility contains a minimum tangible net worth covenant, but does not contain the numerical covenants requiring certain leverage and fixed charge ratios that were in the previous agreement.  At March 31, 2014, National Beef met the tangible net worth covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $25.3 million were outstanding at March 31, 2014.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At March 31, 2014, after deducting outstanding amounts and issued letters of credit, $153.8 million of the unused revolver was available to National Beef.

Note 18.  Mezzanine Equity

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests primarily relate to National Beef and are held by its minority owners, principally USPB, NBPCo Holdings and the chief executive officer of National Beef.  The holders of these interests share in the profits and losses of National Beef on a pro rata basis with us.  However, the minority owners have the right to require us to purchase their interests under certain specified circumstances at fair value (put rights), and we also have the right to purchase their interests under certain specified circumstances at fair value (call rights).  Each of the holders of the put rights has the right to make an election that requires us to purchase up to one-third of their interests on December 30, 2016, one-third on December 30, 2018, and the remainder on December 30, 2021.  In addition, USPB may elect to exercise their put rights following the termination of the cattle supply agreement, and the chief executive officer following the termination of his employment.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

As of January 1,	$241,075	$241,649
Loss allocated to redeemable noncontrolling
interests	(5,939)	(4,531)
Net distributions to redeemable noncontrolling interests	–	(119)
Decrease in fair value of redeemable noncontrolling
interests charged to additional paid-in capital	(755)	(17,237)
Balance, March 31,	$234,381	$219,762

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At March 31, 2014, we calculated the fair value of the redeemable noncontrolling interests by updating its estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (11.64%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of March 31, 2014 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.39%	11.64%	11.89%

1.75%	$239.5	$230.8	$222.7
2.00%	$243.3	$234.4	$225.9
2.25%	$247.3	$238.1	$229.4

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At March 31, 2014, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed during the first quarter of 2014 of $2.4 million.

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

Note 19. Common Shares, Compensation Plans and Preferred Shares

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  At March 31, 2014 and December 31, 2013, 7,124,429 of our common shares were reserved for stock options and warrants.

Compensation and benefits expense included $38.2 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively, for share-based compensation expense relating to grants made under our share-based compensation plan.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $14.0 million for the three months ended March 31, 2014 and was not significant for the 2013 period.  As of March 31, 2014, total unrecognized compensation cost related to nonvested share-based compensation plans was $163.9 million; this cost is expected to be recognized over a weighted-average period of 2.4 years.

The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was not significant during the 2014 and 2013 periods.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities.  Such amounts for the 2014 and 2013 periods were not significant.

At March 31, 2014, there were 4,823,084 shares of restricted stock outstanding with future service required, 4,424,676 RSUs outstanding with future service required, 8,434,714 RSUs outstanding with no future service required and 855,944 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 13,715,334.

Note 20. Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31,	December 31,
	2014	2013

Net unrealized gains on available for sale securities	$594,581	$589,393
Net unrealized foreign exchange gains	30,700	16,803
Net unrealized losses on derivative instruments	(4)	(169)
Net minimum pension liability	(67,217)	(67,977)
	$558,060	$538,050

For the three months ended March 31, 2014 and 2013, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
	2014	2013
Net unrealized gains (losses) on available for			Net realized securities gains
sale securities, net of income tax provision
(benefit) of $(488) and $114,143	$(878)	$205,584

Amortization of defined benefit pension			Compensation and benefits, which
plan actuarial gains (losses), net of			includes pension expense. See the
income tax provision (benefit) of $(422)			pension footnote for information on
and $(666)	(760)	(1,200)	this component.

Total reclassifications for the period,
net of tax	$(1,638)	$204,384

Note 21.  Pension Plans and Postretirement Benefits

The following table summarizes the components of pension expense charged to operations for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Service cost	$11	$–
Interest cost	3,774	2,611
Expected return on plan assets	(2,536)	(1,926)
Actuarial losses	1,208	1,866
Net pension expense	$2,457	$2,551

No employer contributions were paid during the three months ended March 31, 2014.

Other

We have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense were not significant for the 2014 and 2013 periods.

We provide certain health care and other benefits to certain retired employees under plans which are currently unfunded.  We pay the cost of postretirement benefits as they are incurred.  Accumulated postretirement benefit obligations and amounts recognized in the consolidated statements of operations and in accumulated other comprehensive income (loss) were not significant.

Note 22.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at March 31, 2014 was $178.3 million (including $29.6 million for interest), of which $153.7 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

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

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.  Over the next twelve months, we believe it is reasonably possible that various tax examinations will be concluded and statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $3.6 million.  If recognized, the total amount of unrecognized tax benefits would lower our effective income tax rate.

For the three months ended March 31, 2014, the provision for income taxes includes $15.1 million for state income taxes and $6.0 million for foreign income taxes.  For the three months ended March 31, 2013, the provision for income taxes includes a charge of $12.3 million to write-off a portion of our net deferred tax asset for state income taxes, resulting from a change in our expected state filing positions as a result of the Jefferies acquisition, certain non-deductible expenses and $7.0 million for state income taxes.  These are the principal reasons why our effective tax rate is different than the federal statutory rate.

Note 23.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Numerator for earnings (loss) per share:
Net income attributable to Leucadia National Corporation
common shareholders	$94,316	$305,103
Less: Allocation of earnings to participating securities (1)	(2,397)	(1,992)
Net income attributable to Leucadia National Corporation
common shareholders for basic earnings (loss)
per share	91,919	303,111
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	–	11
Mandatorily redeemable convertible preferred share dividends	1,016	339
Interest on 3.75% Convertible Notes	640	658
Net income attributable to Leucadia National Corporation
common shareholders for diluted earnings (loss)
per share	$93,575	$304,119

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	368,487	275,735
Stock options	101	3
Warrants	–	–
Mandatorily redeemable convertible preferred shares	4,162	1,387
3.875% Convertible Senior Debentures	–	–
3.75% Convertible Notes	4,598	4,462
Denominator for diluted earnings (loss) per share	377,348	281,587

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 9,704,400 and 4,111,000 for the three months ended March 31, 2014 and 2013, respectively.  Dividends declared on participating securities during the three months ended March 31, 2014 and 2013 were $.6 million and $.8 million, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 773,000 and 2,491,500 weighted-average shares of common stock were outstanding during the three months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For each period in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three months ended March 31, 2014 and 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

Note 24.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes Jefferies commitments associated with certain business activities at March 31, 2014 (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout

Equity commitments (1)	$1.7	$7.4	$0.9	$-	$447.8	$457.8
Loan commitments (1)	100.5	36.9	268.4	100.9	-	506.7
Mortgage-related commitments	837.2	445.5	209.2	-	-	1,491.9
Forward starting reverse repos and repos	253.3	-	-	-	-	253.3
	$1,192.7	$489.8	$478.5	$100.9	$447.8	$2,709.7

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents Jefferies credit exposure from loan commitments, including funded amounts, summarized by period of expiration as of March 31, 2014.  Credit exposure is based on the external credit ratings of the underlying or referenced assets of the loan commitments.  Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Non-investment grade	$-	$149.2	$-	$149.2	$17.8	$131.4
Unrated	177.0	609.6	-	786.6	411.3	375.3
Total	$177.0	$758.8	$-	$935.8	$429.1	$506.7

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)
The corporate lending exposure at fair value includes $435.3 million of funded loans included in Trading assets and a $6.2 million net liability related to lending commitments recorded in Trading liabilities in the Consolidated Statement of Financial Condition as of March 31, 2014.

(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments.  Jefferies has commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore, and has funded $352.1 million and $129.5 million, respectively.  See Note 12 for additional information regarding these investments.

Jefferies has committed to invest $9.8 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively "Fund V"), of which Jefferies has funded approximately $4.5 million of its commitment.

Jefferies has committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian Friedman, our President and a Director, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P., of which Jefferies has funded approximately $48.8 million and $6.5 million of its commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $29.7 million unfunded in aggregate.

Jefferies has committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. and has funded approximately $38.7 million and $2.3 million of its commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $8.0 million unfunded in aggregate.  In addition, Jefferies has committed to invest up to $10.0 million in ING Furman Selz III LP fund, of which $0.2 million remains unfunded.

Jefferies had other equity commitments to invest up to $20.8 million in various other investments of which $5.2 million remained unfunded.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  Jefferies has $331.7 million of outstanding loan commitments to clients.

Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  At March 31, 2014, the Secured Revolving Credit Facility of $700.0 million is scheduled to mature March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  As of March 31, 2014, Jefferies has funded $175.0 million of its $350.0 million commitment to LoanCore.

The unfunded loan commitments to Jefferies Finance of $175.0 million are unrated and included in the total unrated lending commitments of $375.3 million presented in the table above.

Mortgage-Related Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates and mortgage-backed securities.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition at March 31, 2014 was $55.6 million.

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

Determinations of both the probability and the estimated amount of loss or potential loss are judgments made in the context of developments in the litigation.  We review these developments regularly with our outside counsel.  Because we determined that we would be willing to resolve this matter with plaintiffs for $20.0 million, we accrued a litigation reserve for this contingency in that amount.  In arriving at this reserve amount, we considered a number of factors, including that (i) while the damages sought are indeterminate, payment of this reserved amount would not resolve the case at this time, (ii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals respecting class certification), (iii) there are significant factual issues to be determined or resolved, (iv) relevant law is unsettled and untested legal theories are presented, (v) we have numerous defenses to the plaintiffs’ claims, (vi) there are no adverse rulings by the Court on the merits of plaintiffs’ claims and (vii) several important litigation milestones, such as the completion of discovery and the filing of summary judgment motions, have not yet occurred.

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

On May 2, 2014, plaintiff Haverhill Retirement System (“Haverhill”)  filed an amended putative class action and derivative lawsuit (the “Complaint”) entitled Haverhill Retirement System v. Asali, et al. in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Harbinger Capital Partners LLC, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”), the members of the board of directors of Harbinger Group, Inc. (“Harbinger”), nominal defendant Harbinger, as well as Leucadia. The Complaint alleges, among other things, that the directors of Harbinger breached their fiduciary duties in connection with Leucadia’s March 2014 purchase of preferred securities of subsidiaries of the Harbinger Funds that are exchangeable into Harbinger common stock owned by the Harbinger Funds, certain flaws in the process employed by the special committee of directors appointed by the Harbinger board in connection therewith, and that Leucadia aided and abetted the Harbinger board’s breaches of fiduciary, as well as a claim of unjust enrichment against Leucadia.  On April 1, 2014, the Chancery Court denied Haverhill’s motion for expedited proceedings associated with the complaint originally filed by Haverhill on March 26, 2014.

Jefferies has reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of the purchases and sales of mortgage-backed securities.  That investigation arose from a matter that came to light in late 2011, at which time Jefferies terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the State of Connecticut in January 2013 and separately charged in a civil complaint by the SEC.  Those agreements include an aggregate $25.0 million payment, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC.  Jefferies has reserved approximately $21.0 million, with respect to remaining payments under the agreements.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$46,801.9	$708.0	$15.2	$1.2	$541.7	$48,068.0
Written derivative contracts – credit related	-	5.0	-	376.0	5.0	386.0
Total derivative contracts	$46,801.9	$713.0	$15.2	$377.2	$546.7	$48,454.0

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$335.0	$-	$-	$-	$-	$-	$335.0
Single name credit default swaps	-	-	-	46.0	5.0	-	51.0

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $107.6 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of March 31, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

Loan Guarantee.  Jefferies has provided a guarantee to Jefferies Finance, whereby it is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE.  As of March 31, 2014, the maximum amount payable under the guarantee is $21.0 million and matures in January 2021.

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

Standby Letters of Credit.  At March 31, 2014, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $31.4 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $27.5 million at March 31, 2014.

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$656,570	$596,187
Jefferies Execution	5,023	4,773

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$185,061	$43,784

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

Note 26. Other Fair Value Information

Our principal financial instruments that are not recognized at fair value on a recurring basis are notes receivable from sales of assets, short-term borrowings and long-term debt.  The carrying amounts and estimated fair values of these financial instruments are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes receivable (a)	$119,042	$120,980	$95,042	$95,606

Financial Liabilities:
Short-term borrowings (b)	12,000	12,000	12,000	12,000
Long-term debt (b)	8,331,266	8,556,019	8,180,865	8,230,191

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

Note 27.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian Friedman ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013 are loans to and/or equity investments in Private Equity Related Funds of $61.4 million and $61.7 million, respectively.  For the three months ended March 31, 2014, net losses aggregating $2.5 million were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 24.

Berkadia Commercial Mortgage, LLC. At March 31, 2014 and December 31, 2013, Jefferies has commitments to purchase $244.0 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

Officers, Directors and Employees.  We have $15.4 million and $13.9 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, respectively.

National Beef.  National Beef enters into transactions with an affiliate of NBPCo Holdings and USPB, owners of redeemable noncontrolling interests in National Beef.  For the three months ended March 31, 2014, sales to and purchases from the affiliate of NBPCo Holdings were $7.5 million and $2.8 million, respectively.  For the three months ended March 31, 2013, sales to and purchases from the affiliate of NBPCo Holdings were $7.4 million and $2.4 million, respectively.  We believe these transactions are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  National Beef obtained approximately 20% and 24% of its cattle requirements through USPB during 2014 and 2013, respectively.  At March 31, 2014 and December 31, 2013, amounts due from and payable to these related parties were not significant.

HomeFed.  As more fully described in Note 12, in March 2014 we sold substantially all of our real estate assets and investments to HomeFed for additional HomeFed common shares.  As discussed in Note 12 our Chairman is also HomeFed’s Chairman and a significant owner of HomeFed’s common shares, and our President is a Director of HomeFed.

Note 28.  Discontinued Operations and Assets Held for Sale

In October 2013, we concluded that we would no longer continue to fund Sangart’s research and development operations, through which we had conducted our medical product development operations.  We commenced and completed an orderly shut-down of Sangart’s operations during 2013; as a result, our medical product development operations have been classified as a discontinued operation.

In December 2013, we entered into an agreement to sell Premier, through which we had conducted our gaming entertainment operations, for aggregate cash consideration of $250.0 million.  Closing of the transaction, which is subject to regulatory approval and customary closing conditions, is expected to occur in the second quarter of 2014.  As a result, our gaming entertainment segment has been classified as a discontinued operation.

During the third quarter of 2013, we sold a small power production business and recorded a pre-tax gain on sale of discontinued operations of $6.4 million.

A summary of the results of discontinued operations for Sangart, Premier and the small power production business is as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Revenues and other income:
Gaming entertainment	$31,004	$29,040
Investment and other income	20	104
	31,024	29,144
Expenses:
Direct operating expenses -
Gaming entertainment	23,429	21,557
Compensation and benefits	1,172	5,600
Depreciation and amortization	2,224	2,298
Selling, general and other expenses	589	5,056
	27,414	34,511
Income (loss) from discontinued operations
before income taxes	3,610	(5,367)
Income tax provision (benefit)	1,264	(1,825)
Income (loss) from discontinued operations
after income taxes	$2,346	$(3,542)

In March 2014, we sold substantially all of our real estate properties and operations and BRP to HomeFed for HomeFed common shares.  Results of operations for our real estate properties and operations are reflected in the other operations segment.  Assets included in the transaction with HomeFed have been included with Other assets as Assets held for sale in the Consolidated Statement of Financial Condition at December 31, 2013 and include the following components (in thousands):

2013

Real estate	$112,016
Investment in associated company	30,793
Other, net	17,310
$160,119

Note 29.  Segment Information

Our reportable segments consist of our consolidated operating units, which offer different products and services and are managed separately. Jefferies is a global full-service, integrated securities and investment banking firm.  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  Other operations primarily consist of manufacturing, energy projects, asset management, real estate and, for the period prior to its spin-off to shareholders in February 2013, Crimson.

Corporate revenues primarily consist of principal transactions, interest and other income and net realized securities gains and losses.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Certain information concerning our segments for the three months ended March 31, 2014 and 2013 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies became our wholly-owned subsidiary on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag.

	2014	2013
	(In thousands)
Net Revenues:
Investment Banking & Capital Markets	$930,512	$–
Beef Processing Services	1,887,378	1,789,442
Other Operations	96,584	89,686
Corporate	28,840	418,485
Total consolidated net revenues	$2,943,314	$2,297,613

Income (loss) from continuing operations before
income taxes and income related to associated companies:
Investment Banking & Capital Markets	$196,370	$–
Beef Processing Services	(28,013)	(20,514)
Other Operations	(17,501)	(5,312)
Corporate	(31,111)	348,941
Total consolidated income from continuing
operations before income taxes and income
related to associated companies	$119,745	$323,115

Depreciation and amortization expenses:
Investment Banking & Capital Markets	$17,031	$–
Beef Processing Services	20,760	21,733
Other Operations	4,502	5,568
Corporate	1,337	3,176
Total consolidated depreciation and amortization
expenses	$43,630	$30,477

Other operations includes pre-tax losses of $19.7 million and $13.2 million for the three months ended March 31, 2014 and 2013, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues associated with these activities.

Net realized securities gains for corporate aggregated $4.8 million and $229.9 million for the three months ended March 31, 2014 and 2013, respectively.  In 2013, realized security gains include $227.6 million related to the sale of Inmet.

Depreciation and amortization expenses for other operations include amounts classified within Cost of sales and Selling, general and other expenses in the Consolidated Statements of Operations.

Interest expense classified as a component of Net revenues relates to the investment banking & capital markets segment.  For the three months ended March 31, 2014 and 2013, interest expense classified as a component of Expenses was primarily comprised of beef processing services ($3.1 million and $3.3 million, respectively) and corporate ($25.2 million and $18.1 million, respectively).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the description of our business included in the 2013 10-K.

Liquidity and Capital Resources

Corporate Liquidity

Our holding company’s assets principally consist of the stock or membership interests of direct subsidiaries, cash and cash equivalents and other non-controlling investments in equity and debt securities.  In order to maximize shareholder value, we continuously review and consider possible acquisitions of new businesses, securities and assets, and evaluate the retention and disposition of our existing operations and holdings.   Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible.  Our principal sources of funds are available cash resources, liquid investments, public and private capital market transactions, repayment of subsidiary advances, funds distributed from subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses and investments.

In addition to cash and cash equivalents, we consider investments classified as available for sale securities and an investment in a managed fund as being generally available to meet our liquidity needs.  Securities classified as available for sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of March 31, 2014, the sum of these amounts aggregated $5.6 billion.  However, since $3.4 billion of this amount is pledged as collateral pursuant to various agreements, is held by subsidiaries with outstanding debt (including Jefferies), or by subsidiaries that are party to agreements that restrict our ability to use the funds for other purposes, we do not consider those amounts to be available to meet corporate liquidity needs.  The $2.2 billion that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, other publicly traded debt and equity securities and an investment in a managed fund.  This amount does not include the investment in Harbinger described below, which may be sold but which we currently intend to hold.

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

The holding company’s only long-term cash requirement is to make principal payments on its long-term debt ($1,541.5 million principal outstanding as of March 31, 2014), of which the $97.6 million of 3.75% Convertible Senior Subordinated Notes due in 2014 were converted primarily in April 2014 into 4,606,109 common shares prior to maturity and are no longer outstanding.  Of the remaining principal amount of the holding company’s long-term debt, $458.6 million is due in 2015, $750.0 million in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the cost cannot be predicted.

In March 2014, we entered into a Preferred Securities Purchase Agreement with Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively the “Sellers”), pursuant to which we acquired certain preferred securities of newly formed subsidiaries of each of the Sellers (the “Newcos”) that are exchangeable into an aggregate of 23.0 million shares of common stock of Harbinger Group Inc., for cash consideration of $253.0 million.  Upon receipt of certain regulatory approvals from the insurance regulators, the preferred shares will be exchanged for the Harbinger common shares.  We also have the right to sell all of the Harbinger common shares, with the proceeds remitted to us in exchange for the preferred shares.  As a result, we have the all the economic benefits and the risk of loss related to the underlying Harbinger common shares, though we will not have the right to vote the Harbinger shares until regulatory approval is received.  We also own 18.6 million common shares of Harbinger.  At March 31, 2014, included in Trading assets is $508.8 million with respect to the Newcos’ preferred shares and the Harbinger common shares, each of which is accounted for under the fair value option.

In March 2014, we sold to HomeFed substantially all of our real estate properties and operations, most of our interest in Brooklyn Renaissance Plaza (“BRP”) and cash of $12.5 million (subject to adjustment), in exchange for 6,986,337 newly issued unregistered HomeFed common shares.  The remainder of our interest in BRP will be sold to HomeFed for 513,663 additional HomeFed common shares pending receipt of the approval of a lender to BRP; closing of this portion of the transaction is expected during the second quarter of 2014.

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

At March 31, 2014, we had outstanding 363,964,952 common shares and 13,715,334 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 377,680,286 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of April 23, 2014, we are authorized to repurchase 25,000,000 common shares.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at March 31, 2014 (dollars in thousands):

Total equity	$10,187,783
Less, investment in Jefferies	(5,443,418)
Equity excluding Jefferies	4,744,365
Less, our two largest investments:
National Beef	(772,100)
Harbinger, at cost	(411,100)
Equity in a stressed scenario	3,561,165
Less, net deferred tax asset excluding Jefferies amount	(1,304,456)
Equity in a stressed scenario less net deferred tax asset	$2,256,709
Balance sheet amounts:
Available liquidity, per above	$2,204,468
Parent company debt (see Note 17 to our
Consolidated financial statements)	$1,541,496
Ratio of parent company debt to stressed equity:
Maximum	.50	x
Actual, equity in a stressed scenario	.43	x
Actual, equity in a stressed scenario excluding net deferred tax asset	.68	x
Ratio of available liquidity to parent company debt:
Minimum	1.0	x
Actual	1.4	x

In addition, management has indicated that our largest single investment will be not more than 20% of equity excluding Jefferies (currently National Beef), and that the next largest investment will be no more than 10% of equity excluding Jefferies, in each case measured at the time such investment was made.  The ratio of parent company debt to stressed equity excluding the net deferred tax asset exceeded the maximum due to the Senior Notes sold in October 2013.  However, as these notes were issued, in part, to provide funds for notes maturing over the next two years, it is considered to be a temporary situation that will not impact our credit ratings.

Jefferies Liquidity

General

The Chief Financial Officer and Global Treasurer of Jefferies are responsible for developing and implementing liquidity, funding and capital management strategies for the Jefferies businesses.  These policies are determined by the nature and needs of day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.

The actual levels of capital, total assets, and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long term and short term funding.  Jefferies has historically maintained a balance sheet consisting of a large portion of total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage and trading activity.  The liquid nature of these assets provides flexibility in financing and managing Jefferies business.

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

Jefferies actively monitors and evaluates its financial condition and the composition of its assets and liabilities.  Substantially all trading assets and trading liabilities are valued on a daily basis and balance sheet limits for the various businesses are monitored and employed.  The overall securities inventory is continually monitored, including the inventory turnover rate, which confirms the liquidity of overall assets.  As a Primary Dealer in the U.S. and with a similar role in several European jurisdictions, Jefferies carries inventory and makes an active market for its clients in securities issued by the various governments.  These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries.  For further detail on Jefferies outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain, refer to Quantitative and Qualitative Disclosures about Market Risk below.

Of Jefferies total trading assets, approximately 76% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets consisting of bank loans and investments are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At March 31, 2014, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are 3% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months	From Jefferies Acquisition
	Ended	Through
	March 31, 2014	December 31, 2013
Securities purchased under agreements to resell:
Period end	$4,449	$3,747
Month end average	6,361	4,936
Maximum month end	8,081	6,007

Securities sold under agreements to repurchase:
Period end	$10,777	$10,780
Month end average	13,082	13,308
Maximum month end	14,422	16,502

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

Cash Capital Policy.  A cash capital model is maintained that measures long-term funding sources against requirements.  Sources of cash capital include equity, preferred stock and the noncurrent portion of long-term borrowings.  Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements); and (c) drawdowns of unfunded commitments.  To ensure that Jefferies does not need to liquidate inventory in the event of a funding crisis, Jefferies seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies maintains.

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statement of Financial Condition at March 31, 2014 (in thousands):

		Average Balance
		First Quarter
	Actual	2014 (1)
Cash and cash equivalents:
Cash in banks	$670,082	$603,190
Certificate of deposit	50,005	50,005
Money market investments	2,144,824	1,766,249
Total cash and cash equivalents	2,864,911	2,419,444

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,129,903	1,500,887
Other (3)	471,883	644,111
Total other sources	1,601,786	2,144,998

Total cash and cash equivalents and other liquidity sources	$4,466,697	$4,564,442

(1)	Average balances are calculated based on weekly balances.
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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets (both long and short) in Jefferies trading accounts are actively traded and readily marketable.  Repurchase financing can be readily obtained for 76% of inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,347,998	$311,039	$1,982,877	$137,721
Corporate debt securities	1,915,738	34,230	2,250,512	26,983
U.S. government, agency and municipal securities	2,546,499	250,029	2,513,388	400,821
Other sovereign obligations	2,564,908	966,077	2,346,485	991,774
Agency mortgage-backed securities (1)	4,236,984	–	2,976,133	–
Physical commodities	105,982	–	37,888	–

	$13,718,109	$1,561,375	$12,107,283	$1,557,299

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

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 82% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.

A significant portion of the financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $220.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at March 31, 2014.  Of the $220.0 million aggregate notes, $60.0 million matures in November 2014, a second $60.0 million in February 2015 and $100.0 million matures in March 2015, all bearing interest at a spread over one month LIBOR.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of March 31, 2014, short-term borrowings as bank loans totaled $12.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily bank loans for Jefferies during the first quarter of 2014 were $12.0 million.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at March 31, 2014 is $6.0 billion, which excludes $250.0 million of outstanding borrowings under a long-term revolving Credit Facility.  Jefferies long-term debt has a weighted average maturity exceeding 8 years, excluding the Jefferies Credit Facility.  Jefferies next scheduled maturity is the $250.0 million 5.875% Senior Notes that mature in June 2014.

The Jefferies Credit Facility is a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million, with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  The borrowers under the facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited.  The facility terminates on August 26, 2014.  Jefferies is currently in discussions with the lead bank and facility providers to extend the maturity date of the facility and expect to finalize an amended facility agreement before the maturity date.  Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain subsidiaries to maintain specified levels of regulated capital.  Jefferies is currently in compliance with the facility and expects to remain in compliance in both the near term and long term given current liquidity, anticipated additional funding requirements and profitability expectations.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $93.2 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$656,570	$596,187
Jefferies Execution	5,023	4,773

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$185,061	$43,784

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  Jefferies expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, LLC and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Consolidated Statements of Cash Flows

Net cash of $1,034.5 million and $163.0 million was used for operating activities in the three month 2014 and 2013 periods, respectively.  In 2014, operating cash flows reflect funds used by Jefferies of $352.0 million.  National Beef used funds of $107.7 million and $43.3 million during 2014 and 2013, respectively; manufacturing used funds of $4.7 million and $1.6 million during 2014 and 2013, respectively; and discontinued operations generated funds of $4.7 million and used funds of $7.9 million during 2014 and 2013, respectively.  The change in operating cash flows also reflects greater interest payments and lower income tax payments.  During 2014, distributions from associated companies were received from Berkadia ($10.0 million), Garcadia ($8.5 million) and Jefferies related parties ($2.4 million).  During 2013, distributions from associated companies principally were received from Berkadia ($3.0 million) and Garcadia ($5.0 million).

Net cash of $567.5 million and $3,110.7 million was provided by investing activities in the three month 2014 and 2013 periods, respectively.  Cash acquired upon acquisition of Jefferies was $3,018.0 million in 2013.  Loans to and investments in associated companies include Garcadia of $4.7 million and $16.0 million in 2014 and 2013, respectively, and Jefferies related entities of $784.8 million in 2014.  Capital distributions and loan repayment from associated companies include Jefferies related entities ($780.5 million) in 2014 and Garcadia ($2.1 million) in 2013.

Net cash of $145.9 million and $47.0 million was provided by financing activities in the three month 2014 and 2013 periods, respectively.  During 2014, issuance of debt primarily reflects increases in Jefferies debt ($50.0 million) and borrowings by National Beef under its bank credit facility ($120.9 million).  Issuance of debt for 2013 primarily reflects borrowings by National Beef under its bank credit facility ($68.4 million) and increases in repurchase agreements ($45.7 million).  Reduction of debt includes $6.9 million and $18.9 million related to National Beef’s debt for 2014 and 2013, respectively.

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

Income Taxes – We record a valuation allowance to reduce our net deferred tax asset to the net amount that is more likely than not to be realized.  If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future we were to determine that we would not be able to realize all or part of our recorded net deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  We are required to consider all available evidence, both positive and negative, and to weight the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

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

For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 6.

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

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.  The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies is as of August 1.

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 24.

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

Historically, our pre-tax operating results have not been predictable from period to period, principally as a result of significant gains or losses from strategic transactions that will not recur in future periods, or from investments that are accounted for under the fair value option.  The income or loss recorded on these transactions or investments are typically reflected as part of the corporate segment.  In addition, the nature of Jefferies business does not produce predictable or necessarily recurring earnings.  While our beef processing segment and manufacturing businesses (part of our other operations segment) tend to have more predictable or regular earnings, on a consolidated basis the results of these businesses are often less significant and apparent due to the impact of Jefferies business, such strategic transactions, and fair value accounting.

A summary of results of continuing operations for the three month periods ended March 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Income (loss) from continuing operations before
income taxes and income related to associated companies:
Investment Banking & Capital Markets	$196,370	$–
Beef Processing Services	(28,013)	(20,514)
Other Operations	(17,501)	(5,312)
Corporate	(31,111)	348,941
Total consolidated income from continuing
operations before income taxes and income
related to associated companies	$119,745	$323,115

Investment Banking & Capital Markets

The investment banking and capital markets segment is comprised of Jefferies, which was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies has a November 30th fiscal year and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies for the three month period ended March 31, 2014 is as follows (in thousands):

Net revenues	$930,512
Expenses:
Compensation and benefits	526,774
Floor brokerage and clearing fees	49,513
Depreciation and amortization	17,031
Selling, general and other expenses	140,824
734,142

Income before income taxes	$196,370

The segment comprises many business units, with many interactions and much integration among them.  Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory products and services.  Jefferies business, by its nature, does not produce predictable or necessarily recurring revenues or earnings.  Jefferies results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and its own activities and positions.

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

The following provides a summary of net revenues by source for the three month period ended March 31, 2014 (amounts in thousands):

Sales and trading:
Equities	$219,506
Fixed income	286,729
Total sales and trading	506,235
Investment banking:
Capital markets:
Equities	94,738
Debt	173,038
Advisory	146,544
Total investment banking	414,320
Other	9,957

Total net revenues	$930,512

Net Revenues

Net revenues for Jefferies first quarter of 2014 were the second highest quarterly net revenues on record (after the fourth quarter of fiscal 2013) reflecting strong revenues in investment banking in excess of $400 million for the second successive quarter, and a solid performance in equity and fixed income businesses.  Further, European and Asian revenues for the 2014 first quarter were the highest on record with strong contributions in both investment banking and securities.  Jefferies results include an unrealized loss of $1.0 million from its investment in Knight Capital and an unrealized gain of $19.9 million from its investment in Harbinger.

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

Equities revenue includes unrealized gains of $18.9 million from our investments in Knight and Harbinger.  Additionally, during the first quarter of 2014, Jefferies recognized a mark-to-market gain of $12.2 million in connection with its investment in CoreCommodity Management LLC.  Also included within interest expense allocated to Jefferies equities business is positive income of $11.8 million for the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.

The first quarter of 2014 was characterized by market volatility and stock prices generally rallied.  As a result, Jefferies saw increased commission revenues driven by increased customer flows on its U.S. equity cash, electronic trading, equity options and convertible desks and higher trading revenues from equity block trading.  In Europe, with the economy continuing to show signs of strengthening, increased commission and trading revenues also resulted from improved customer flows.  Asian equity commissions for the first quarter of 2014 also were up as compared to the 2013 comparable quarter, particularly on higher volumes on the Nikkei.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Included within Interest expense for the 2014 period is positive income of $14.4 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The first quarter of fiscal 2014 was characterized by weaker U.S. economic data in the first two months of the quarter combined with increased geopolitical stress.  Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace.  These factors continued to motivate investors to take on more risk in search for yield, which benefited our international rates and credit business and detracted demand for our U.S. rates business.  Additionally, credit spread tightening on a relative basis in the first quarter of 2014 as compared to the first quarter of 2013 resulted in lower revenues from Jefferies corporate credit and U.S. mortgages businesses.  Increased customer flow for the first quarter of 2014 benefited Jefferies municipal securities business, though the municipal high yield sector from prior periods was more muted.  Futures sales and trading revenues for the three month 2014 period were relatively comparable with the prior 2013 period offset by challenging market conditions for foreign currency trading in the 2014 first quarter given political and economic instability in various global environments.

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

During Jefferies first quarter of 2014, low borrowing costs, strong equity and debt markets and an improving U.S. economic environment, increased the volume and size of capital market transactions.  Mergers and acquisition activity continued to gain momentum, boosted by improved macroeconomic fundamentals, low priced credit and levels of capital available to be deployed by corporate and strategic investors.

Investment banking revenue during Jefferies first quarter of 2014 was the second successive quarter with investment banking revenues in excess of $400 million.  From equity and debt capital raising activities, Jefferies generated $94.7 million and $173.0 million in revenues, respectively.  During its first quarter, Jefferies completed 129 public and private debt financings that raised $53.1 billion in aggregate and Jefferies completed 37 public equity financings and three convertible offerings that raised $11.4 billion (33 of which Jefferies acted as sole or joint bookrunner).  Financial advisory revenues totaled $146.5 million, including revenues from 28 merger and acquisition transactions with an aggregate transaction value of $21.2 billion.

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $66.0 million for Jefferies 2014 first quarter.  In addition, compensation and benefits expense for Jefferies first quarter includes approximately $3.6 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.

Compensation and benefits as a percentage of Net revenues was 56.6% for the three months ended March 31, 2014.

Non-Compensation Expenses

Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, depreciation and amortization expense and other costs.  All of these expenses, other than floor brokerage and clearing fees and depreciation and amortization expense, are included within Selling, general and other expenses in the Consolidated Statements of Operations.  Floor brokerage and clearing expenses for the periods are reflective of the trading volumes in Jefferies fixed income and equities trading businesses, including a meaningful volume of trading by its foreign exchange business.  Technology and communications expense includes milestone payments associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to our global headquarters and executive offices.  Occupancy and equipment rental expense for the 2014 period reflects additional space and office re-configuration expenditure.  Professional services expense for the period includes legal and consulting fees incurred as part of implementing various regulatory requirements.

Non-compensation expenses include approximately $3.5 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting and $2.1 million in additional lease expense related to recognizing existing leases at their current market value.

Beef Processing Services

A summary of results of operations for National Beef for the three month periods ended March 31, 2014 and 2013 is as follows (in thousands):

	2014	2013

Net revenues	$1,887,378	$1,789,442

Expenses:
Cost of sales	1,874,963	1,770,844
Compensation and benefits	10,699	8,165
Interest	3,110	3,251
Depreciation and amortization	20,760	21,733
Selling, general and other expenses	5,859	5,963
	1,915,391	1,809,956

Loss before income taxes	$(28,013)	$(20,514)

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the first quarter of 2014 was largely unchanged from the comparable 2013 period.

Revenues modestly increased during the first quarter of 2014 as compared to the same period in 2013 due primarily to higher selling prices but fewer cattle processed.  Cost of sales increased during 2014 as compared to the comparable 2013 period, as fed cattle prices continued to rise and reached record high level, due in part to the declining supply of fed cattle available for slaughter.  As a result, gross margins were compressed during this period.

As more fully discussed in the 2013 10-K, during the fourth quarter of 2013 National Beef decided to close its beef processing facility located in Brawley, California; the facility is expected to close during the second quarter of 2014.  In addition to the long-lived asset impairment charge that it recorded in the fourth quarter of 2013, National Beef expects to incur additional costs relating to the closing of the facility during 2014.  These costs include costs for fulfilling certain contractual obligations, employee separation and retention, systems decommissioning and various other expenses.  National Beef currently estimates that these costs could be up to $20.0 million in the aggregate.  Under GAAP, these costs may not be accrued until they are actually incurred.  During the first quarter of 2014, National Beef recognized $2.1 million of costs relating to employee separation in connection with closing the Brawley facility, which is included in compensation and benefits in the table above.

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

Other Operations

A summary of results of operations for other operations for the three month periods ended March 31, 2014 and 2013 is as follows (in thousands):

	2014	2013

Net revenues	$96,584	$89,686

Expenses:
Cost of sales	70,712	59,619
Compensation and benefits	7,621	6,214
Depreciation and amortization	2,359	2,589
Selling, general and other expenses	33,393	26,576
	114,085	94,998

Loss before income taxes	$(17,501)	$(5,312)

Other operations primarily consist of manufacturing, energy projects, asset management, real estate and, for the period prior to its spin-off to shareholders in February 2013, our winery operations conducted by Crimson.  Amounts for Crimson for 2013 include revenues of $9.0 million and pre-tax profits of $1.5 million.  Amounts for asset management, which was newly formed during 2013, were not significant for the first quarter of 2014.

As discussed above, in March 2014, we sold to HomeFed substantially all of our real estate properties and operations in exchange for newly issued HomeFed common shares.  Under GAAP, we are not permitted to recognize any gain on real estate sale transactions in which the seller does not receive cash; accordingly the entire gain on sale of approximately $22.5 million has been deferred.

For the 2014 and 2013 periods, revenues for manufacturing were $85.3 million and $74.4 million, respectively.  Real estate revenues were $5.6 million and $4.3 million, respectively.

For the 2014 and 2013 periods, depreciation and amortization expenses for manufacturing were $3.3 million and $3.3 million, respectively and for real estate were $1.0 million and $0.9 million, respectively.  Certain of these amounts are classified within Cost of sales and Selling, general and other expenses.

Selling, general and other expenses for 2014 and 2013 include $20.4 million and $13.4 million, respectively, related to the investigation and evaluation of our energy projects (principally professional fees and other costs).

Pre-tax income during 2014 and 2013 for manufacturing was $7.4 million and $8.3 million, respectively and were not significant for real estate.

Corporate

A summary of results of operations for corporate for the three month periods ended March 31, 2014 and 2013 is as follows (in thousands):

	2014	2013

Net revenues	$28,840	$418,485

Expenses:
Compensation and benefits	20,743	25,988
Interest	25,177	18,054
Depreciation and amortization	1,337	3,176
Selling, general and other expenses	12,694	22,326
	59,951	69,544

Income (loss) before income taxes	$(31,111)	$348,941

Net revenues for corporate include unrealized gains (losses) on corporate securities classified as trading assets for which the fair value option was elected.  Unrealized gains (losses) were $12.7 million and $182.7 million for the 2014 and 2013 periods, respectively.  Net realized securities gains for corporate aggregated $4.8 million and $229.9 million for 2014 and 2013, respectively.  In 2013, security gains include $227.6 million related to the sale of Inmet common shares.

The change in interest expense primarily reflects the issuance of $750.0 million principal amount of 5 ½% Senior Notes due 2023 and $250.0 million principal amount of 6.625% Senior Notes due 2043 in October 2013 and the maturity of certain of our debt securities during 2013.

For the 2014 and 2013 periods, compensation and benefits includes accrued incentive bonus expenses of $7.2 million and $7.3 million, respectively.  In addition, compensation and benefits for 2013 includes an accrual of $8.0 million related to retention agreements with certain executive officers.

Share-based compensation expense relating to grants made under our senior executive warrant plan and the fixed stock option plan was $1.9 million and $1.8 million during 2014 and 2013, respectively.  Share-based compensation expense related to restricted stock awards was $4.5 million during 2014.

Selling, general and other expenses for 2013 include costs related to the acquisition of Jefferies of $5.8 million and consent fees of $2.3 million paid to amend a covenant in our senior note indenture.

Income Taxes

For the three months ended March 31, 2014, the provision for income taxes includes $15.1 million for state income taxes and $6.0 million for foreign income taxes.  For the three months ended March 31, 2013, the provision for income taxes includes a charge of $12.3 million to write-off a portion of our net deferred tax asset for state income taxes, resulting from a change in our expected state filing positions as a result of the Jefferies acquisition, certain non-deductible expenses and $7.0 million for state income taxes.  These are the principal reasons why our effective tax rate is different than the federal statutory rate.
Associated Companies

Income (losses) related to associated companies includes the following for the three month periods ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Berkadia	$13,973	$18,587
Garcadia companies	11,259	8,871
Linkem	(5,836)	(6,602)
HomeFed	(618)	(241)
JHYH	–	7,178
Other	1,258	3,015

Total	$20,036	$30,808

As more fully discussed above, in March 2014 we increased our economic ownership interest in HomeFed to approximately 64%; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  Since the transaction did not result in our obtaining control of HomeFed, our investment in HomeFed continues to be accounted for as an investment in an associated company.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; recent changes in our key executives could cause our investments to be less successful than in the past; economic downturns, including a downgrade of the U.S. credit rating and Europe’s debt crisis, or a recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to replace Walmart’s consumer-ready business; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; increases in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining significant funding, regulatory approvals and purchase commitments from third parties to develop large scale energy projects; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation under the Dodd-Frank Act on Jefferies; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; and liability associated with legal proceedings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  The discussion of risk is presented separately for Jefferies and the balance of our company.  Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk.  Information related thereto required under this Item is contained in Item 7A in the 2013 10-K, and is incorporated by reference herein.

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

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for Jefferies overall trading positions using the past 365 days of historical data.  The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories.  Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.  The following table illustrates the VaR for each component of market risk (in millions).  Since we consolidate Jefferies on a one month lag, all amounts reported are for Jefferies quarterly and annual fiscal periods.

	Daily VaR (1)
	Value-at-Risk In Trading Portfolios

	VaR as of				VaR as of
	February 28,	Daily VaR for the Three Months Ended			November 30,	Daily VaR for the Three Months Ended
Risk Categories	2014	February 28, 2014			2013	November 30, 2013
		Average	High	Low		Average	High	Low
Interest Rates	$5.78	$7.09	$8.69	$5.78	$7.33	$6.07	$9.46	$4.25
Equity Prices	11.27	11.64	12.95	9.60	12.22	8.38	12.37	4.00
Currency Rates	0.75	1.14	4.05	0.15	0.56	0.71	1.75	0.21
Commodity Prices	0.83	0.92	1.57	0.35	0.74	0.77	1.61	0.39
Diversification Effect (2)	(3.03)	(4.52)	N/A	N/A	(4.60)	(3.32)	N/A	N/A
Firmwide	$15.60	$16.27	$18.05	$13.90	$16.25	$12.61	$16.25	$7.60

(1)
VaR is the potential loss in value of Jefferies trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR increased to $16.27 million for the three months ended February 28, 2014 from $12.61 million for the three months ended November 30, 2013.  The increase was primarily driven by higher equity price risk resulting from strategic holdings/corporate actions regarding certain equity holdings and higher interest rates risk.  Jefferies also saw an increase in the diversification benefit across asset classes.  Currency rates risk and commodity prices risk did not change significantly from the prior fiscal quarter.  Excluding the investment in Knight, the average VaR for the three months ended February 28, 2014 and November 30, 2013 was $12.64 million and $10.37 million, respectively.  Excluding both the investment in Knight and Harbinger, average VaR for the three months ended February 28, 2014 was $9.23 million.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended February 28, 2014, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2014 (in thousands):

10% Sensitivity

Private investments	$28,441
Corporate debt securities in default	9,244
Trade claims	4,463

There were 7 days with trading losses out of a total of 61 trading days in the three months ended February 28, 2014.  Excluding trading losses associated with the daily marking to market of the position in Knight and Harbinger, there would have been one day with trading losses.

Scenario Analysis and Stress Tests

While VaR measures potential losses due to adverse changes in historical market prices and rates, Jefferies uses stress testing to analyze the potential impact of specific events or moderate or extreme market moves on its current portfolio both firm wide and within business segments.  Stress scenarios comprise both historical market price and rate changes and hypothetical market environments, and generally involve simultaneous changes of many risk factors.  Indicative market changes in Jefferies scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates, changes in the shape of the yield curve and large moves in European markets.  In addition, Jefferies also performs ad hoc stress tests and adds new scenarios as market conditions dictate.  Because Jefferies stress scenarios are meant to reflect market moves that occur over a period of time, its estimates of potential loss assume some level of position reduction for liquid positions.  Unlike Jefferies VaR, which measures potential losses within a given confidence interval, stress scenarios do not have an associated implied probability; rather, stress testing is used to estimate the potential loss from market moves that tend to be larger than those embedded in the VaR calculation.

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

Current counterparty credit exposures reflected in our Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013 are summarized in the table below and provided by credit quality, region and industry.  Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  Of the counterparty credit exposure at March 31, 2014, excluding cash and cash equivalents, 62% are investment grade counterparties, compared to 66% at December 31, 2013, and are mainly concentrated in North America.  Excluding cash and cash equivalents, current exposure has increased 21% to approximately $1.2 billion from $1.0 billion.  All business areas contributed to the increase over the quarter, with the largest increase from securities and margin finance (in millions).

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents
	As of		As of		As of		As of		As of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

AAA Range	$–	$–	$0.8	$0.2	$–	$–	$0.8	$0.2	$2,144.8	$2,680.6
AA Range	–	–	110.2	104.8	12.7	14.7	122.9	119.5	30.1	144.1
A Range	–	–	433.6	374.4	63.2	56.7	496.8	431.1	687.9	734.7
BBB Range	71.0	71.0	57.0	39.9	18.1	16.2	146.1	127.1	2.1	1.7
BB or Lower	145.1	120.3	182.9	115.4	18.6	9.5	346.6	245.2	–	–
Unrated	89.3	86.6	3.1	–	37.4	18.6	129.8	105.2	–	–
Total	$305.4	$277.9	$787.6	$634.7	$150.0	$115.7	$1,243.0	$1,028.3	$2,864.9	$3,561.1

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents
	As of		As of		As of		As of		As of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Asia/Latin
America/
Other	$24.3	$–	$42.9	$30.9	$10.6	$11.6	$77.8	$42.5	$179.9	$183.3
Europe	–	–	242.0	180.3	60.6	47.6	302.6	227.9	271.2	269.3
North
America	281.1	277.9	502.7	423.5	78.8	56.5	862.6	757.9	2,413.8	3,108.5
Total	$305.4	$277.9	$787.6	$634.7	$150.0	$115.7	$1,243.0	$1,028.3	$2,864.9	$3,561.1

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents
	As of		As of		As of		As of		As of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Asset Managers	$–	$–	$9.2	$7.1	$0.5	$0.5	$9.7	$7.6	$2,144.8	$2,680.7
Banks,
Broker-dealers	–	–	412.1	354.9	81.3	73.8	493.4	428.7	720.1	880.4
Commodities	–	–	57.3	35.6	7.4	9.4	64.7	45.0	–	–
Other	305.4	277.9	309.0	237.1	60.8	32.0	675.2	547.0	–	–
Total	$305.4	$277.9	$787.6	$634.7	$150.0	$115.7	$1,243.0	$1,028.3	$2,864.9	$3,561.1

For additional information regarding credit exposure to OTC derivative contracts, see Note 7, Derivative Financial Instruments, in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013 (in millions):

	As of March 31, 2014
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$556.1	$(377.8)	$155.3	$60.1	$21.7	$152.6	$415.4	$568.0
France	423.2	(226.7)	115.6	10.9	7.3	–	330.3	330.3
Canada	157.5	(72.9)	6.9	126.6	0.9	(0.5)	219.0	218.5
Spain	426.5	(280.5)	–	1.9	1.6	0.4	149.5	149.9
Puerto Rico	145.0	–	–	–	–	–	145.0	145.0
Belgium	98.9	(56.1)	2.0	0.6	–	97.8	45.4	143.2
Hong Kong	33.0	(24.0)	–	0.4	–	114.0	9.4	123.4
Finland	93.6	(14.5)	0.7	0.1	3.5	0.2	83.4	83.6
Italy	1,435.7	(1,244.7)	(116.4)	0.3	0.1	–	75.0	75.0
Germany	309.9	(199.4)	(172.1)	111.0	2.4	15.9	51.8	67.7
Total	$3,679.4	$(2,496.6)	$(8.0)	$311.9	$37.5	$380.4	$1,524.2	$1,904.6

	As of December 31, 2013
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$418.8	$(181.5)	$(27.2)	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	1.8	0.1	–	239.9	239.9
Canada	140.6	(59.0)	18.8	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	–	–	–	–	–	130.1	130.1
Luxembourg	75.0	(15.1)	–	0.1	–	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	0.3	–	104.3	15.0	119.3
Austria	130.2	(32.8)	–	5.0	–	0.1	102.4	102.5
Total	$3,370.0	$(1,909.0)	$(7.6)	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

The table below reflects not only Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain but also includes its exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at March 31, 2014.  This table is presented in a manner consistent with how Jefferies management views and monitors these exposures as part of its risk management framework.  Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries.  Accordingly, issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure.  While the economic derivative hedges are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges.  Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security.  Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist.  Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

As of March 31, 2014
	Fair Value			Notional Amount (3)
	Long Debt	Short Debt	Net Cash	Long		Short		Net	Total Net
	Securities (1) (4)	Securities (2) (4)	Inventory	Derivatives		Derivatives		Derivatives	Exposure
(in millions)

Greece
Sovereigns	$–	$0.1	$(0.1)	$–		$–		$–	$(0.1)
Corporations	4.4	8.0	(3.6)	0.2		–		0.2	(3.4)
Financial Institutions	0.2	0.4	(0.2)	4.6		–		4.6	4.4
Structured Products	3.0	–	3.0	–		–		–	3.0
Total Greece	7.6	8.5	(0.9)	4.8		–		4.8	3.9

Ireland
Sovereigns	2.8	3.9	(1.1)	–		–		–	(1.1)
Corporations	5.6	6.6	(1.0)	1.0		0.5		0.5	(0.5)
Financial Institutions	15.8	1.1	14.7	–		7.2		(7.2)	7.5
Structured Products	–	–	–	–		–		–	–
Total Ireland	24.2	11.6	12.6	1.0		7.7		(6.7)	5.9

Italy
Sovereigns	1,348.6	1,206.9	141.7	203.4	(5)	299.2	(5)	(95.8)	45.9
Corporations	30.0	17.0	13.0	–		–		–	13.0
Financial Institutions	46.0	20.8	25.2	–		20.6		(20.6)	4.6
Structured Products	11.0	–	11.0	–		–		–	11.0
Total Italy	1,435.6	1,244.7	190.9	203.4		319.8		(116.4)	74.5

Portugal
Sovereigns	62.3	43.9	18.4	–		–		–	18.4
Corporations	2.9	0.3	2.6	–		–		–	2.6
Financial Institutions	12.4	0.1	12.3	–		–		–	12.3
Structured Products	13.0	–	13.0	–		–		–	13.0
Total Portugal	90.6	44.3	46.3	–		–		–	46.3

Spain
Sovereigns	322.2	242.5	79.7	–		–		–	79.7
Corporations	24.5	13.6	10.9	–		–		–	10.9
Financial Institutions	29.8	24.4	5.4	0.2		0.2		–	5.4
Structured Products	50.0	–	50.0	–		–		–	50.0
Total Spain	426.5	280.5	146.0	0.2		0.2		–	146.0

Total	$1,984.5	$1,589.6	$394.9	$209.4		$327.7		$(118.3)	$276.6

Total Sovereign	$1,735.9	$1,497.3	$238.6	$203.4		$299.2		$(95.8)	$142.8

Total Non-sovereign	$248.6	$92.3	$156.3	$6.0		$28.5		$(22.5)	$133.8

(1)
Long securities represent the fair value of debt securities and are presented within Trading assets on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(2)
Short securities represent the fair value of debt securities sold short and are presented within Trading liabilities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

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

For Jefferies first quarter of 2014, its exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

		Remaining Maturity
	Remaining Maturity	Greater Than or Equal
	Less Than One Year	to One Year	Total Average Balance

Financial instruments owned – Debt securities
Greece	$–	$–	$–
Ireland	0.6	4.6	5.2
Italy	1,251.4	1,505.5	2,756.9
Portugal	0.8	58.7	59.5
Spain	145.2	485.8	631.0

Total average fair value of long debt securities (1)	1,398.0	2,054.6	3,452.6

Financial instruments sold – Debt securities
Greece	–	–	–
Ireland	0.1	4.1	4.2
Italy	396.0	1,734.4	2,130.4
Portugal	0.9	36.8	37.7
Spain	17.8	277.6	295.4

Total average fair value of short debt securities	414.8	2,052.9	2,467.7

Total average net fair value of debt securities	983.2	1.7	984.9

Derivative contracts – long notional exposure
Greece	–	0.5	0.5
Ireland	–	6.6	6.6
Italy	–	117.9 (2)	117.9	(2)
Portugal	–	–	–
Spain	–	32.6	32.6

Total average notional amount – long	–	157.6	157.6

Derivative contracts – short notional exposure
Greece	–	–	–
Ireland	–	–	–
Italy	–	353.3	353.3
Portugal	–	–	–
Spain	–	123.9	123.9

Total average notional amount – short	–	477.2	477.2

Total average net derivative notional exposure (3)	–	(319.6)	(319.6)

Total average net exposure to select European countries	$983.2	$(317.9)	$665.3

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

In addition, non-U.S. sovereign obligations recorded in trading assets and trading liabilities are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion is executed with central clearing organizations.  Accordingly, foreign sovereign obligations are utilized as underlying collateral for Jefferies repurchase financing arrangements.  Repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	Reverse Repurchase	Repurchase
	Agreements (1)	Agreements (1)	Net

Greece	$–	$–	$–
Ireland	4.0	61.2	(57.2)
Italy	1,271.9	1,449.5	(177.6)
Portugal	44.8	70.1	(25.3)
Spain	175.8	442.6	(266.8)
Total	$1,496.5	$2,023.4	$(526.9)

(1)       Amounts represent the contract amount of the repurchase financing arrangements.

Collateral management of the risk due to exposure from these sovereign obligations is subject to Jefferies overall collateral and cash management risk framework.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 24, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended March 31, 2014:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2014	114,578	$28.26	–	25,000,000
February 2014	1,532,263	$27.22	–	25,000,000
March 2014	66,962	$27.30	–	25,000,000
Total	1,713,803		–

(1)
Includes an aggregate of 1,713,803 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

Item 6.	Exhibits.

2.1
Purchase Agreement, dated as of February 28, 2014, by and among HomeFed Corporation, Leucadia National Corporation, Baldwin Enterprises, Inc., LUK-REN, Inc., LUK-Myrtle Beach, LLC, Leucadia Financial Corporation, Leucadia LLC, Maine Isles, LLC, Glen Cove TND, LLC and Rockport Properties, LLC (filed as Exhibit 2.1 to Company’s Current Report on Form 8-K, filed on February 28, 2014).*

2.2
Preferred Securities Purchase Agreement, dated as of March 18, 2014, by and among Harbinger Capital Partners Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Leucadia National Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, filed on March 18, 2014).*

3.1	Amended and Restated By-Laws of Leucadia National Corporation (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, filed on February 4, 2014).*

10.1
Stockholders Agreement, dated as of March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2014).*

10.2
Acknowledgement to Registration Rights Agreement, dated as of March 18, 2014, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on March 18, 2014). *

10.3
Letter Agreement, dated as of March 18, 2014, by and between Harbinger Group Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed on March 18, 2014).*

10.4
Exchange Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.5 to Schedule 13D filed March 28, 2014).*

10.5
Joinder Agreement to Registration Rights Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.8 to Schedule 13D filed on March 28, 2014).*

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: May 9, 2014	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

2.1
Purchase Agreement, dated as of February 28, 2014, by and among HomeFed Corporation, Leucadia National Corporation, Baldwin Enterprises, Inc., LUK-REN, Inc., LUK-Myrtle Beach, LLC, Leucadia Financial Corporation, Leucadia LLC, Maine Isles, LLC, Glen Cove TND, LLC and Rockport Properties, LLC (filed as Exhibit 2.1 to Company’s Current Report on Form 8-K, filed on February 28, 2014).*

2.2
Preferred Securities Purchase Agreement, dated as of March 18, 2014, by and among Harbinger Capital Partners Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Leucadia National Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, filed on March 18, 2014).*

3.1	Amended and Restated By-Laws of Leucadia National Corporation (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, filed on February 4, 2014).*

10.1
Stockholders Agreement, dated as of March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2014).*

10.2
Acknowledgement to Registration Rights Agreement, dated as of March 18, 2014, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on March 18, 2014). *

10.3
Letter Agreement, dated as of March 18, 2014, by and between Harbinger Group Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed on March 18, 2014).*

10.4
Exchange Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.5 to Schedule 13D filed March 28, 2014).*

10.5
Joinder Agreement to Registration Rights Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.8 to Schedule 13D filed on March 28, 2014).*

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

* Incorporated by reference.