Form 10-Q
period 2014-06-30
LEUCADIA NATIONAL CORP
filed 2014-08-07
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
YES          ________    NO            X

The number of shares outstanding of each of the issuer’s classes of common stock at July 23, 2014 was 368,530,798.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2014 and December 31, 2013
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$4,186,725	$3,907,595
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,288,517	3,616,602
Financial instruments owned, including securities pledged of $13,994,936 and $13,253,537:
Trading assets, at fair value	17,942,865	16,699,542
Available for sale securities	1,944,480	2,866,143
Total financial instruments owned	19,887,345	19,565,685
Investments in managed funds	251,188	57,285
Loans to and investments in associated companies	1,295,866	1,258,341
Securities borrowed	6,097,098	5,359,846
Securities purchased under agreements to resell	4,609,422	3,746,920
Securities received as collateral	126,106	11,063
Receivables from brokers, dealers and clearing organizations	2,601,721	2,180,996
Receivables from customers of securities operations	1,805,451	1,046,945
Property, equipment and leasehold improvements, net	936,923	885,859
Intangible assets, net	999,240	1,020,529
Goodwill	1,750,870	1,748,099
Deferred tax asset, net	1,742,268	1,809,943
Other assets	1,828,995	1,651,073
Total	$51,407,735	$47,866,781

LIABILITIES
Short-term borrowings	$12,000	$12,000
Trading liabilities, at fair value	8,172,300	7,293,102
Securities loaned	2,901,159	2,506,122
Securities sold under agreements to repurchase	11,668,130	10,779,845
Other secured financings	240,288	234,711
Obligation to return securities received as collateral	126,106	11,063
Payables to brokers, dealers and clearing organizations	1,477,030	1,379,243
Payables to customers of securities operations	5,623,278	5,208,768
Trade payables, expense accruals and other liabilities	1,660,870	1,721,934
Long-term debt – parent company	1,444,430	1,541,014
Long-term debt – subsidiaries	7,353,626	6,639,851
Total liabilities	40,679,217	37,327,653

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	239,794	241,075
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
368,536,178 and 364,541,333 shares issued and outstanding, after deducting
47,351,497 and 46,695,470 shares held in treasury	368,536	364,541
Additional paid-in capital	4,990,102	4,881,031
Accumulated other comprehensive income	561,305	538,050
Retained earnings	4,430,738	4,318,840
Total Leucadia National Corporation shareholders’ equity	10,350,681	10,102,462
Noncontrolling interest	13,043	70,591
Total equity	10,363,724	10,173,053

Total	$51,407,735	$47,866,781

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Revenues:
Beef processing services	$2,003,612	$1,920,004	$3,889,366	$3,708,817
Commissions	167,378	146,848	329,441	146,848
Principal transactions	175,734	141,680	456,788	324,399
Investment banking	331,149	277,134	745,469	277,134
Interest income	291,012	264,706	548,672	270,402
Net realized securities gains	11,661	9,500	17,055	239,391
Other	117,287	125,443	250,909	215,937
Total revenues	3,097,833	2,885,315	6,237,700	5,182,928
Interest expense	245,779	209,590	442,332	209,590
Net revenues	2,852,054	2,675,725	5,795,368	4,973,338

Expenses:
Cost of sales	2,041,331	1,921,651	3,987,006	3,752,114
Compensation and benefits	424,167	409,378	990,004	449,745
Floor brokerage and clearing fees	54,073	32,991	103,643	32,991
Interest	29,144	21,208	57,720	42,527
Depreciation and amortization	44,643	45,977	86,130	73,475
Selling, general and other expenses	187,418	195,574	379,842	250,425
	2,780,776	2,626,779	5,604,345	4,601,277
Income from continuing operations before income
taxes and income related to associated companies	71,278	48,946	191,023	372,061
Income related to associated companies	35,345	34,863	55,381	65,671
Income from continuing operations before income taxes	106,623	83,809	246,404	437,732
Income tax provision	43,775	23,235	93,965	73,002
Income from continuing operations	62,848	60,574	152,439	364,730
Income (loss) from discontinued operations, net of income tax
provision (benefit) of $1,670, $(1,217), $2,934 and $(3,042)	3,102	(2,423)	5,448	(5,965)
Gain on disposal of discontinued operations, net of
income tax provision of $0, $207, $0 and $32	500	385	500	60
Net income	66,450	58,536	158,387	358,825
Net (income) loss attributable to the noncontrolling interest	912	729	(1,625)	1,351
Net (income) loss attributable to the redeemable noncontrolling
interests	(1,273)	(5,638)	4,659	(1,107)
Preferred stock dividends	(1,015)	(1,015)	(2,031)	(1,354)
Net income attributable to Leucadia National
Corporation common shareholders	$65,074	$52,612	$159,390	$357,715

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended June 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.16	$.14	$.40	$1.14
Income (loss) from discontinued operations	.01	-	.02	(.02)
Gain on disposal of discontinued operations	-	-	-	-
Net income	$.17	$.14	$.42	$1.12

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.16	$.14	$.40	$1.12
Income (loss) from discontinued operations	.01	-	.02	(.02)
Gain on disposal of discontinued operations	-	-	-	-
Net income	$.17	$.14	$.42	$1.10

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$61,469	$54,405	$153,419	$363,110
Income (loss) from discontinued operations, net of taxes	3,105	(2,178)	5,471	(5,455)
Gain on disposal of discontinued operations, net of taxes	500	385	500	60
Net income	$65,074	$52,612	$159,390	$357,715

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Net income	$66,450	$58,536	$158,387	$358,825
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$(759), $(28,124), $1,634 and $(23,788)	(1,367)	(50,653)	2,943	(42,844)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$(950), $3,027, $(1,438) and $117,170	1,712	(5,453)	2,590	(211,037)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $191, $(31,151), $3,072 and
$ (140,958)	345	(56,106)	5,533	(253,881)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(119), $258,
$(57) and $(680)	2,643	(11,003)	16,540	(12,692)
Less: reclassification adjustment for foreign exchange (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized foreign exchange gains (losses), net of
income tax provision (benefit) of $(119), $258, $(57) and $(680)	2,643	(11,003)	16,540	(12,692)

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $(279), $(6),
$(187) and $(4)	(503)	(11)	(338)	(6)
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit)
of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $(279), $(6), $(187) and $(4)	(503)	(11)	(338)	(6)

Net pension and postretirement gains (losses) arising during the
period, net of income tax provision (benefit) of $0, $0, $0 and $0	–	–	–	–
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $(422), $(666), $(844) and $(1,332)	760	1,200	1,520	2,400
Net change in pension liability and postretirement benefits, net of
income tax provision (benefit) of $422, $666, $844 and $1,332	760	1,200	1,520	2,400

Other comprehensive income (loss), net of income taxes	3,245	(65,920)	23,255	(264,179)

Comprehensive income (loss)	69,695	(7,384)	181,642	94,646
Comprehensive (income) loss attributable to the noncontrolling interest	912	729	(1,625)	1,351
Comprehensive (income) loss attributable to the redeemable
noncontrolling interests	(1,273)	(5,638)	4,659	(1,107)
Preferred stock dividends	(1,015)	(1,015)	(2,031)	(1,354)

Comprehensive income (loss) attributable to Leucadia National
Corporation common shareholders	$68,319	$(13,308)	$182,645	$93,536

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013

Net cash flows from operating activities:
Net income	$158,387	$358,825
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	64,313	58,673
Depreciation and amortization of property, equipment and leasehold improvements	61,312	50,587
Other amortization	(2,461)	19,624
Share-based compensation	62,778	32,443
Provision for doubtful accounts	6,570	6,380
Net securities gains	(17,055)	(239,391)
Income related to associated companies	(93,273)	(94,211)
Distributions from associated companies	83,058	59,130
Net (gains) losses related to real estate, property and equipment, and other assets	(1,643)	4,780
Gain on disposal of discontinued operations	(500)	(92)
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited
with clearing and depository organizations	329,559	671,426
Trading assets	(1,468,688)	933,964
Investments in managed funds	(49,965)	4,835
Securities borrowed	(732,449)	(47,036)
Securities purchased under agreements to resell	(852,859)	106,129
Receivables from brokers, dealers and clearing organizations	(466,846)	(845,322)
Receivables from customers of securities operations	(756,884)	(144,938)
Other assets	(213,619)	(90,696)
Trading liabilities	1,071,678	(2,979,532)
Securities loaned	390,165	780,579
Securities sold under agreements to repurchase	878,120	1,521,605
Payables to brokers, dealers and clearing organizations	192,375	205,037
Payables to customers of securities operations	406,233	(18,807)
Trade payables, expense accruals and other liabilities	(158,058)	95,643
Other	(2,434)	(2,119)
Net cash provided by (used for) operating activities	(1,112,186)	447,516

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(165,817)	(54,332)
Acquisitions of and capital expenditures for real estate investments	(1,285)	(15,993)
Proceeds from disposals of real estate, property and equipment, and other assets	7,376	18,646
Net change in restricted cash	5,000	86
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	–	3,054
Cash acquired upon acquisition of Jefferies Group LLC	–	3,017,958
Acquisitions, net of cash acquired	(22,463)	–
Cash paid and cash of real estate operations sold to HomeFed Corporation	(18,067)	–
Advances on notes and other receivables	–	(1,907)
Collections on notes, loans and other receivables	9,789	11,470
Loans to and investments in associated companies	(947,200)	(423,059)
Capital distributions and loan repayment from associated companies	1,135,636	669,237
Deconsolidation of asset management entities	(207,965)	–
Purchases of investments (other than short-term)	(974,193)	(1,637,333)
Proceeds from maturities of investments	655,224	1,071,261
Proceeds from sales of investments	1,251,122	1,097,596
Other	(646)	670
Net cash provided by investing activities	726,511	3,757,354
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the periods ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$909,709	$88,947
Change in short-term borrowing	–	(100,000)
Reduction of debt	(167,857)	(483,357)
Net proceeds from other secured financings	5,577	105,000
Issuance of common shares	1,056	578
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	–	(21,042)
Net distributions to redeemable noncontrolling interests	–	(6,682)
Distributions to noncontrolling interests	(1,464)	(312,450)
Contributions from noncontrolling interests	9,084	3,091
Purchase of common shares for treasury	(51,050)	(23,517)
Dividends paid	(46,488)	(45,191)
Other	1,364	1,796
Net cash provided by (used for) financing activities	659,931	(792,827)

Effect of foreign exchange rate changes on cash	4,874	(4,358)

Net increase in cash and cash equivalents	279,130	3,407,685
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	3,907,595	145,960
Cash and cash equivalents at June 30, including cash classified as assets of
discontinued operations	$4,186,725	$3,553,645

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$517,407	$238,765
Income tax payments (refunds), net	$8,451	$6,100

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$–	$3,376,939
Issuance of mandatorily redeemable convertible preferred shares for
acquisition of Jefferies Group LLC	$–	$125,000

Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd.,
which was spun off	$–	$175,958
Issuance of common shares for debt conversion	$97,546	$–

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2014 and 2013
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2013	$244,583	$1,577,528	$705,129	$4,240,028	$6,767,268	$367	$6,767,635
Net income				357,715	357,715	(1,351)	356,364
Other comprehensive loss, net of taxes			(264,179)		(264,179)		(264,179)
Acquisition of Jefferies Group LLC	119,363	3,257,576			3,376,939	356,180	3,733,119
Distribution of common shares of Crimson
Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests					–	3,091	3,091
Distributions to noncontrolling interests					–	(353,249)	(353,249)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	–
Change in fair value of redeemable
noncontrolling interests		22,434			22,434		22,434
Exercise of options to purchase common
shares, including excess tax benefit	5	114			119		119
Purchase of common shares for treasury	(828)	(22,689)			(23,517)		(23,517)
Share-based compensation expense		32,443			32,443		32,443
Dividends ($.125 per common share)				(46,499)	(46,499)		(46,499)
Other	1,255	1,051			2,306		2,306

Balance, June 30, 2013	$364,378	$4,864,035	$440,950	$4,354,244	$10,023,607	$9,460	$10,033,067

Balance, January 1, 2014	$364,541	$4,881,031	$538,050	$4,318,840	$10,102,462	$70,591	$10,173,053
Net income				159,390	159,390	1,625	161,015
Other comprehensive income, net of taxes			23,255		23,255		23,255
Contributions from noncontrolling interests					–	19,766	19,766
Distributions to noncontrolling interests					–	(1,464)	(1,464)
Deconsolidation of asset management entities					–	(77,475)	(77,475)
Change in fair value of redeemable
noncontrolling interests		(1,013)			(1,013)		(1,013)
Exercise of options to purchase common
shares, including excess tax benefit	7	155			162		162
Issuance of common shares for debt
conversion	4,606	92,940			97,546		97,546
Purchase of common shares for treasury	(1,880)	(49,170)			(51,050)		(51,050)
Share-based compensation expense		62,778			62,778		62,778
Dividends ($.125 per common share)				(47,492)	(47,492)		(47,492)
Other	1,262	3,381			4,643		4,643

Balance, June 30, 2014	$368,536	$4,990,102	$561,305	$4,430,738	$10,350,681	$13,043	$10,363,724

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Nature of Operations

Leucadia National Corporation (“Leucadia” or the “Company”) is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including investment banking and capital markets (Jefferies Group), beef processing (National Beef Packing Company), manufacturing (Conwed Plastics and Idaho Timber), oil and gas exploration and production (Juneau Energy and Vitesse Energy), energy projects (Lake Charles Clean Energy and Oregon LNG) and asset management (Leucadia Asset Management).  We also own equity interests in businesses which are not consolidated, including Berkadia Commercial Mortgage LLC, (commercial mortgage banking and servicing), Garcadia, (automobile dealerships), HomeFed Corporation (real estate), Linkem S.p.A. (wireless broadband services provider in Italy) and Harbinger Group Inc. (diversified holding company).  We continuously review and consider new and add-on acquisitions and investments in businesses, securities and assets.  Changes in the scale and mix of our businesses and investments should be expected.

On March 1, 2013, Jefferies Group LLC (“Jefferies”) became our largest wholly-owned subsidiary.  Jefferies is a global full-service, integrated securities and investment banking firm.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio").  Prior to the closing, we owned 58,006,024 common shares of Jefferies, representing approximately 28% of the then outstanding common shares of Jefferies.  Richard Handler, Chairman and Chief Executive Officer of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia, and Brian Friedman, the Chairman of the Executive Committee of Jefferies, was appointed President and a Director of Leucadia.

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of June 2014 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Quarterly Report on Form 10-Q, and have concluded that no additional disclosures or adjustments are warranted.

We own 78.9% of National Beef Packing Company.  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  National Beef operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products. National Beef operates the largest wet blue tanning facility in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties.

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

Juneau Energy, LLC, a recently formed subsidiary, engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.  Vitesse Energy, LLC, a recently formed subsidiary, is engaged in the acquisition and development of non-operated working and royalty oil and gas interests in the Bakken Shale oil field located in North Dakota.

Berkadia, our 50–50 joint venture with Berkshire Hathaway, originates and brokers commercial real estate loans under various programs and services commercial real estate loans in the U.S.

Garcadia is a joint venture that owns and operates 22 automobile dealerships in the U.S.

We own 64% of HomeFed, which invests in and develops real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board.  In March 2014, we sold substantially all of our real estate operations to HomeFed; see Notes 11 and 26 for more information.

We own 40.2% of the common shares of Linkem and a convertible note; if converted, we would own approximately 53% of Linkem’s common equity.  Linkem provides residential broadband services using Wimax and LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives.

We own approximately 20% of Harbinger, a diversified holding company that operates in four business segments: consumer products, insurance, energy and asset management.  Harbinger is a public company traded on the NYSE.

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

Consolidation

Our policy is to consolidate all entities in which we can vote a majority of the outstanding voting stock.  In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary.  The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.  We consider special allocations of cash flows and preferences, if any, to determine amounts allocable to noncontrolling interests.  All intercompany transactions and balances are eliminated in consolidation.

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

Loans to and Investments in Associated Companies

Loans to and investments in associated companies include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such investments.  Loans to and investments in associated companies are accounted for using the equity method.  See Notes 11 and 26 for additional information regarding certain of these investments.

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

Inventories and Cost of Sales

National Beef’s inventories consist primarily of beef products, beef by-products and supplies, and are stated at the lower of cost or market, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 23.

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

Discontinued Operations.  In April 2014, the FASB issued new guidance on the reporting of discontinued operations.  The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures.  This guidance will be effective prospectively within annual periods beginning on or after December 15, 2014.

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance will be effective for interim and annual periods beginning after December 15, 2016.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Repurchase Agreements.  In June 2014, the FASB issued new guidance that changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2014.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

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

The fair value of Jefferies customer relationships and tradename were estimated using an income approach which calculates the present value of the estimated future net economic benefits of the assets over their estimated remaining life.  Replacement cost was used to estimate the fair value of internally developed software and exchange and clearing organization memberships based on the premise that a prudent investor would not pay more for an asset than its replacement cost.  The fair values of trading assets and trading liabilities were determined based upon the methodologies disclosed in Note 5 below.  The fair value of long-term debt was principally based on prices observed for recently executed market transactions or based on valuations received from third-party brokers.  The fair value of noncontrolling interests, which principally represented third-party investors in JHYH, and the fair value of mandatorily redeemable preferred interests in JHYH held by us, was the estimated redemption value of those interests, which was based on their share of the underlying net assets in JHYH.  JHYH net assets were valued using the methodologies disclosed in Note 5 below.  The third-party interests in JHYH have been redeemed and our interest contributed to Jefferies capital.  Approximately $111.5 million of the goodwill recorded at acquisition is deductible for income tax purposes.

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

Presented below for the three and six months ended June 30, 2013, are unaudited pro forma operating results assuming the acquisition of Jefferies had occurred on January 1, 2012 (in thousands, except per share amounts):

	For the Three Month	For the Six Month
	Period Ended	Period Ended
	June 30, 2013	June 30, 2013

Net revenues	$2,675,725	$5,631,515
Net income attributable to Leucadia National Corporation
common shareholders	$57,314	$253,403
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$0.15	$0.66
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$0.15	$0.66

Pro forma adjustments for Jefferies principally reflect an increase to amortization expenses related to the fair value of amortizable intangible assets, a reduction to interest expense for the amortization of the premium recorded to reflect long-term debt at fair value and to reflect the costs related to the acquisition as if they had occurred in the period beginning January 1, 2012.  In addition, the pro forma adjustments reflect the elimination from Net revenues amounts recognized from the application of the fair value option to our investment in Jefferies for periods prior to March 1, 2013, as more fully described in Note 5.  Pro forma adjustments also include the removal of the deferred tax liability reversal related to our investment in Jefferies for periods prior to March 1, 2013 ($34.0 million).  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2012.

Note 5.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,774,650	$345,139	$16,402	$–	$3,136,191
Corporate debt securities	–	3,171,520	31,648	–	3,203,168
Collateralized debt obligations	–	290,292	42,313	–	332,605
U.S. government and federal agency securities	2,176,254	74,996	–	–	2,251,250
Municipal securities	–	690,649	–	–	690,649
Sovereign obligations	1,540,017	1,018,348	–	–	2,558,365
Residential mortgage-backed securities	–	3,024,940	71,962	–	3,096,902
Commercial mortgage-backed securities	–	579,591	24,246	–	603,837
Other asset-backed securities	–	13,603	45,444	–	59,047
Loans and other receivables	–	1,426,045	138,643	–	1,564,688
Derivatives	87,612	2,813,166	913	(2,648,507)	253,184
Investments at fair value	–	5,361	140,452	–	145,813
Physical commodities	–	47,166	–	–	47,166
Total trading assets	$6,578,533	$13,500,816	$512,023	$(2,648,507)	$17,942,865

Available for sale securities:
Corporate equity securities	$103,283	$–	$–	$–	$103,283
Corporate debt securities	–	38,368	–	–	38,368
U.S. government securities	945,872	–	–	–	945,872
Residential mortgage-backed securities	–	584,621	–	–	584,621
Commercial mortgage-backed securities	–	49,127	–	–	49,127
Other asset-backed securities	–	223,209	–	–	223,209
Total available for sale securities	$1,049,155	$895,325	$–	$–	$1,944,480
Cash and cash equivalents	$4,186,725	$–	$–	$–	$4,186,725
Investments in managed funds	$–	$195,069	$56,119	$–	$251,188
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,288,517	$–	$–	$–	$3,288,517
Securities received as collateral	$126,106	$–	$–	$–	$126,106

Liabilities:
Trading liabilities:
Corporate equity securities	$1,632,106	$52,160	$38	$–	$1,684,304
Corporate debt securities	–	1,510,841	2,780	–	1,513,621
U.S. government and federal agency securities	1,554,835	–	–	–	1,554,835
Sovereign obligations	1,517,111	716,275	–	–	2,233,386
Residential mortgage-backed securities	–	16,837	–	–	16,837
Loans	–	872,322	31,534	–	903,856
Derivatives	75,585	2,881,585	16,195	(2,747,077)	226,288
Physical commodities	–	39,173	–	–	39,173
Total trading liabilities	$4,779,637	$6,089,193	$50,547	$(2,747,077)	$8,172,300
Other secured financings	$–	$–	$20,288	$–	$20,288
Obligation to return securities received as collateral	$126,106	$–	$–	$–	$126,106

	December 31, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$1,957,963	$175,493	$9,884	$–	$2,143,340
Corporate debt securities	–	2,961,857	25,666	–	2,987,523
Collateralized debt obligations	–	182,095	37,216	–	219,311
U.S. government and federal agency securities	2,293,221	40,389	–	–	2,333,610
Municipal securities	–	664,054	–	–	664,054
Sovereign obligations	1,458,803	889,685	–	–	2,348,488
Residential mortgage-backed securities	–	2,932,268	105,492	–	3,037,760
Commercial mortgage-backed securities	–	1,130,410	17,568	–	1,147,978
Other asset-backed securities	–	55,475	12,611	–	68,086
Loans and other receivables	–	1,203,238	145,890	–	1,349,128
Derivatives	40,952	2,472,238	1,493	(2,253,589)	261,094
Investments at fair value	–	40	101,242	–	101,282
Physical commodities	–	37,888	–	–	37,888
Total trading assets	$5,750,939	$12,745,130	$457,062	$(2,253,589)	$16,699,542

Available for sale securities:
Corporate equity securities	$252,531	$–	$–	$–	$252,531
Corporate debt securities	–	51,163	–	–	51,163
U.S. government securities	1,781,266	–	–	–	1,781,266
Residential mortgage-backed securities	–	579,162	–	–	579,162
Commercial mortgage-backed securities	–	17,985	–	–	17,985
Other asset-backed securities	–	184,036	–	–	184,036
Total available for sale securities	$2,033,797	$832,346	$–	$–	$2,866,143
Cash and cash equivalents	$3,907,595	$–	$–	$–	$3,907,595
Investments in managed funds	$–	$–	$57,285	$–	$57,285
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,616,602	$–	$–	$–	$3,616,602
Securities received as collateral	$11,063	$–	$–	$–	$11,063

Liabilities:
Trading liabilities:
Corporate equity securities	$1,804,392	$40,358	$38	$–	$1,844,788
Corporate debt securities	–	1,346,078	–	–	1,346,078
U.S. government and federal agency securities	1,324,326	–	–	–	1,324,326
Sovereign obligations	1,360,269	471,088	–	–	1,831,357
Residential mortgage-backed securities	–	34,691	–	–	34,691
Loans	–	672,838	22,462	–	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	–	36,483	–	–	36,483
Total trading liabilities	$4,532,816	$5,081,999	$30,898	$(2,352,611)	$7,293,102
Other secured financings	$–	$31,000	$8,711	$–	$39,711
Obligation to return securities received as collateral	$11,063	$–	$–	$–	$11,063

(1)	There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014. During the year ended December 31, 2013, listed equity options with a fair value of $403.0 million within Trading assets and $423.0 million within Trading liabilities were transferred from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $564.7 million and $304.2 million at June 30, 2014 and December 31, 2013, respectively.

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

	June 30, 2014
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (1)	$121,997	$–	Monthly/Quarterly
High Yield Hedge Funds (2)	232	–	–
Fund of Funds (3)	388	94	–
Equity Funds (4)	69,047	27,409	–
Convertible Bond Funds (5)	3,647	–	At Will
Multi-strategy Fund (6)	92,137	–	–
Total (8)	$287,448	$27,503

	December 31, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (1)	$20,927	$–	Monthly/Quarterly
High Yield Hedge Funds (2)	244	–	–
Fund of Funds (3)	494	94	–
Equity Funds (4)	66,495	40,816	–
Convertible Bond Funds (5)	3,473	–	At Will
Total (8)	$91,633	$40,910

(1)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors.  At June 30, 2014 and December 31, 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 to 65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $99.3 million at June 30, 2014.  The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds.  We are unable to estimate when the underlying assets will be liquidated.

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

(3)
Includes investments in fund of funds that invest in various private equity funds.  At June 30, 2014 and December 31, 2013, approximately 96% and 98%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(4)
At June 30, 2014 and December 31, 2013, investments representing approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.  The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.  At June 30, 2014 and December 31, 2013, this category includes investments in equity funds managed by us with a fair value of $56.6 million and $54.4 million, respectively, and unfunded commitments of $25.8 million and $39.2 million, respectively.

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
(8)
Investments at fair value in the Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013, include $87.2 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.  We have unfunded commitments to such investments of $0 million and $3.3 million in aggregate at June 30, 2014 and December 31, 2013, respectively.

Other Secured Financings

Other secured financings includes the notes issued by consolidated VIEs, which are classified as Level 2 within the fair value hierarchy.  Fair value is based on recent transaction prices.  In addition, at June 30, 2014 and December 31, 2013, Other secured financings includes $20.3 million and $8.7 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	June 30, 2014		December 31, 2013
	Trading Assets	Trading Liabilities	Trading Assets	Trading Liabilities

Exchange closing prices	12%	20%	12%	25%
Recently observed transaction prices	4%	5%	5%	4%
External pricing services	72%	70%	68%	66%
Broker quotes	3%	2%	3%	3%
Valuation techniques	9%	3%	12%	2%
	100%	100%	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2014 (in thousands):

Three Months Ended June 30, 2014
	Balance, March 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2014 (1)

Assets:
Trading assets:
Corporate equity securities	$12,341	$(178)	$90	$(84)	$–	$–	$4,233	$16,402	$(178)
Corporate debt securities	29,315	5,659	1,937	(5,831)	–	–	568	31,648	7,999
Collateralized debt obligations	66,028	4,706	19,146	(49,636)	(331)	–	2,400	42,313	238
Residential mortgage-backed						–
securities	116,992	(791)	10,955	(24,618)	(459)	–	(30,117)	71,962	(422)
Commercial mortgage-backed
securities	17,486	(903)	18,026	(21,038)	(1,189)	–	11,864	24,246	(1,933)
Other asset-backed securities	2,375	(314)	15,686	–	(438)	–	28,135	45,444	(314)
Loans and other receivables	128,832	11,933	42,278	(48,064)	(21,482)	–	25,146	138,643	11,922
Investments at fair value	138,843	4,678	7,660	(4,101)	–	–	(6,628)	140,452	2,030
Investments in managed funds	59,528	(8,151)	11,305	–	–	–	(6,563)	56,119	(8,151)

Liabilities:
Trading liabilities:
Corporate equity securities	$1,015	$(977)	$–	$–	$–	$–	$–	$38	$558
Corporate debt securities	–	(84)	(4,082)	3,012	–	–	3,934	2,780	84
Net derivatives (2)	5,773	9,485	(2,150)	2,149	25	–	–	15,282	(9,485)
Loans	10,260	62	(9,629)	18,995	139	–	11,707	31,534	(57)
Other secured financings	30,394	–	(992)	–	(9,114)	–	–	20,288	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended June 30, 2014

During the three months ended June 30, 2014, transfers of assets of $95.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $5.5 million, commercial mortgage-backed securities of $14.2 million and other asset-backed securities of $29.9 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $26.3 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Corporate equity securities of $11.6 million and corporate debt securities of $.6 million due to lack of observable market transactions;
•	Collateralized debt obligations of $7.1 million which have little to no transparency in trade activity.

During the three months ended June 30, 2014, transfers of assets of $66.4 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $35.6 million, commercial mortgage-backed securities of $2.3 million and other asset-backed securities of $1.8 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $4.7 million, loans and other receivables of $1.1 million and investments at fair value of $6.6 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.4 million and investments in managed funds of $6.7 million due to an increase in observable market transactions.

During the three months ended June 30, 2014, there were transfers of loan liabilities of $11.7 million from Level 2 to Level 3 due to a decrease in observable inputs in the valuation.  There were $3.9 million transfers of corporate debt liabilities from Level 2 to Level 3 due to a lower number of observable market transactions.

Net gains on Level 3 assets were $16.6 million and net losses on Level 3 liabilities were $8.5 million for the three months ended June 30, 2014.  Net gains on Level 3 assets were primarily due to increased valuations of certain loans and other receivables, collateralized debt obligations, corporate debt securities and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, residential and commercial mortgage-backed securities and investments in managed funds.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments, partially offset by decrease in valuation of certain corporate equity and debt securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2014 (in thousands):

Six Months Ended June 30, 2014
	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2014 (1)

Assets:
Trading assets:
Corporate equity securities	$9,884	$(1,583)	$608	$(370)	$–	$–	$7,863	$16,402	$(494)
Corporate debt securities	25,666	5,116	3,835	(3,224)	–	–	255	31,648	7,420
Collateralized debt obligations	37,216	14,169	36,200	(55,963)	–	–	10,691	42,313	5,656
Residential mortgage-backed						–
securities	105,492	(4,114)	21,893	(37,356)	(529)	–	(13,424)	71,962	(1,324)
Commercial mortgage-backed
securities	17,568	(2,191)	32,449	(29,864)	(1,710)	–	7,994	24,246	(3,236)
Other asset-backed securities	12,611	(537)	17,361	(5,496)	(438)	–	21,943	45,444	(569)
Loans and other receivables	145,890	3,946	92,579	(88,674)	(26,685)	–	11,587	138,643	3,382
Investments at fair value	101,242	30,176	30,160	(13,722)	–	–	(7,404)	140,452	27,529
Investments in managed funds	57,285	(11,284)	13,407	–	–	–	(3,289)	56,119	(11,284)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$–	$38	$–
Corporate debt securities	–	(203)	(28,319)	31,431	–	–	(129)	2,780	203
Net derivatives (2)	6,905	11,591	(179)	(21)	318	–	(3,332)	15,282	(11,591)
Loans	22,462	754	(22,491)	27,908	139	–	2,762	31,534	(57)
Other secured financings	8,711	–	–	–	(9,114)	20,691	–	20,288	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

During the six months ended June 30, 2014, transfers of assets of $95.1 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $20.9 million, commercial mortgage-backed securities of $8.4 million and other asset-backed securities of $25.5 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $14.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Corporate equity securities of $11.5 million and corporate debt securities of $.3 million due to lack of observable market transactions;
•	Collateralized debt obligations of $14.3 million which have little to no transparency in trade activity.

During the six months ended June 30, 2014, transfers of assets of $58.9 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $34.3 million, commercial mortgage-backed securities of $.4 million and other asset-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $3.6 million, loans and other receivables of $2.6 million and investments at fair value of $7.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and investments in managed funds of $3.5 million due to an increase in observable market transactions.

During the six months ended June 30, 2014, there were transfers of loan liabilities of $2.8 million from Level 2 to Level 3 due to a decrease in observable inputs in the valuation.  There were $3.3 million transfers of net derivative liabilities from Level 3 to Level 2 and $.1 million transfers of corporate debt securities from Level 2 to Level 3 due to an increase in observable inputs used in the valuing of derivative contracts and an increase in observable market transactions, respectively.

Net gains on Level 3 assets were $33.7 million and net losses on Level 3 liabilities were $12.1 million for the six months ended June 30, 2014.  Net gains on Level 3 assets were primarily due to increased valuations of certain corporate debt securities, collateralized debt obligations, loans and other receivables and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, residential and commercial mortgage-backed securities, other asset-backed securities and investments in managed funds.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions, partially offset by decrease in valuation of certain corporate debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2013 (in thousands):

Three and Six Months Ended June 30, 2013 (3)

	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Balance, June 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2013 (1)

Assets:
Trading assets:
Corporate equity securities	$13,234	$2,906	$5,023	$(2,984)	$–	$1,398	$19,577	$2,058
Corporate debt securities	31,820	(2,867)	918	(11,989)	–	733	18,615	(2,242)
Collateralized debt obligations	29,776	6,698	17,864	(6,270)	–	(2,944)	45,124	6,148
Residential mortgage-backed
securities	169,426	(86)	57,750	(71,534)	(5,436)	(6,354)	143,766	(367)
Commercial mortgage-backed
securities	17,794	(2,905)	1,403	(2,744)	(1,578)	4,098	16,068	(3,835)
Other asset-backed securities	1,252	(4)	–	–	–	196	1,444	(4)
Loans and other receivables	170,986	(5,049)	160,409	(24,741)	(188,268)	4,159	117,496	(6,925)
Investments at fair value	70,067	(1,197)	5,000	–	(2,493)	4,987	76,364	(1,349)
Investments in managed funds	59,976	(927)	2,532	–	(6,562)	122	55,141	(926)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$38	$–
Residential mortgage-backed
securities	1,542	–	(1,542)	–	–	–	–	–
Net derivatives (2)	11,185	(386)	–	–	–	–	10,799	386
Loans	7,398	–	(7,398)	15,212	–	–	15,212	–
Other secured financings	–	–	–	–	–	2,294	2,294	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
(3)	There were no issuances.

Analysis of Level 3 Assets and Liabilities for the Three and Six Months Ended June 30, 2013

During the three and six months ended June 30, 2013, transfers of assets of $54.9 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
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

During the three and six months ended June 30, 2013, transfers of assets of $48.5 million from Level 3 to Level 2 are attributed to:
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

During the three and six months ended June 30, 2013, there were $2.3 million of transfers of liabilities from Level 2 to Level 3 and no transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $3.4 million and net gains on Level 3 liabilities were $0.4 million for the three and six months ended June 30, 2013.  Net losses on Level 3 assets were primarily due to decreased valuations of certain loans and other receivables, commercial mortgage-backed securities, corporate debt securities, investments at fair value, investments in managed funds and residential mortgage-backed securities, partially offset by an increase in valuation of certain collateralized debt obligations and corporate equity securities.  Net gains on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

June 30, 2014

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$16,402
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.3 to 3.50	3.5

Corporate debt securities	$29,739
		Scenario analysis	Estimated recovery percentage	25% to 50%	42%

Collateralized debt obligations	$40,213
		Discounted cash flows	Constant prepayment rate	10% to 20%	13%
			Constant default rate	0% to 3%	2%
			Loss severity	30% to 85%	57%
			Yield	5% to 43%	20%
Residential mortgage-backed securities	$71,962
		Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	20%
			Loss severity	0% to 90%	50%
			Yield	3% to 14%	9%

Commercial mortgage-backed securities	$24,246
		Discounted cash flows	Yield	9% to 18%	12%
			Cumulative loss rate	0% to 9%	4%

Other asset-backed securities	$45,444
		Comparable pricing	Comparable bond price	$100	–
		Discounted cash flows	Constant prepayment rate	0%	–
			Constant default rate	0%	–
			Loss severity	0%	–
			Yield	4%	–

Loans and other receivables	$130,068
		Comparable pricing	Comparable bond or loan price	$93.50 to $100.375	$98
		Market approach	Yield	3% to 4%	4%
			EBITDA (a) multiple	3 to 8	6
		Scenario analysis	Estimated recovery percentage	10% to 100%	88%

Derivatives	$913
Forward contract		Comparable pricing	Comparable loan price	$100.38	–

Investments at fair value	$48,844
Private equity securities		Comparable pricing	Comparable share price	$27	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate debt securities	$2,780
		Comparable pricing	Comparable bond price	$30	–

Derivatives	$15,033
Unfunded commitments		Comparable pricing	Comparable loan price	$92.25 to $102.20	$94

Loans	$31,534
		Comparable pricing	Comparable loan price	$100.38	–

December 31, 2013

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%	–

Corporate debt securities	$17,699
		Scenario analysis	Estimated recovery percentage	24%	–
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%	–

Collateralized debt obligations	$34,316
		Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%
Residential mortgage-backed securities	$105,492
		Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568
		Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611
		Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931
		Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9	–
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives	$1,493
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.875	–

Investments at fair value	$30,203
Private equity securities		Comparable pricing	Comparable share price	$414	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$8,398
Equity options		Option model	Volatility	36.25% to 41%	39%

Loans	$8,106
		Comparable pricing	Comparable bond or loan price	$101.88	–

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At June 30, 2014 and December 31, 2013, asset exclusions consisted of $104.2 million and $127.7 million, respectively, primarily comprised of investments in private equity securities, investments in reinsurance contracts and certain corporate loans.  At June 30, 2014 and December 31, 2013, liability exclusions consisted of $1.2 million and $14.4 million, respectively, of corporate loan commitments.

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
•
Private equity securities using a net asset value technique.  A significant increase (decrease) in the discount applied to net asset value would result in a significant (lower) higher fair value measurement.

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

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three	For the Six	For the Three
	Month	Month	and Six Month
	Period Ended	Period Ended	Periods Ended
	June 30, 2014	June 30, 2014	June 30, 2013
Financial Instruments Owned:
Loans and other receivables	$2,038	$1,430	$13,474

Financial Instruments Sold:
Loans	$(1,555)	$(2,591)	$–
Loan commitments	$(9,024)	$(11,090)	$(5,421)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	June 30, 2014	December 31, 2013

Loans and other receivables (2)	$276,420	$264,896
Loans greater than 90 days past due (1) (2)	$–	$–

(1)	The aggregate fair value of loans that were 90 or more days past due was $0.0 million and $0.0 million at June 30, 2014 and December 31, 2013, respectively.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

There were no loan receivables on nonaccrual status at June 30, 2014 and December 31, 2013.

Prior to the completion of the Jefferies acquisition, we elected the fair value option for our investment in Jefferies, commencing on the date Jefferies became subject to the equity method of accounting.  The increase in the fair value of our investment in Jefferies prior to the acquisition was $182.7 million during the six month 2013 period.

We have elected the fair value option for Jefferies investment in Knight Capital Group, Inc., acquired by Jefferies during 2012.  On July 1, 2013, Knight Capital completed its previously announced merger with GETCO Holding Company, LLC; as a result KCG Holdings, Inc. became the new public parent of both entities.  Although no longer subject to the equity method of accounting, KCG Holdings continues to be accounted for at fair value consistent with the election made for all of Jefferies trading assets.  The change in the fair value of this investment was $7.6 million and $6.6 million for the three and six months ended June 30, 2014, respectively.

As of June 30, 2014, we own approximately 41.6 million common shares of Harbinger Group Inc. (“Harbinger”), representing approximately 20% of Harbinger’s outstanding common shares, which are accounted for under the fair value option.  The shares were acquired at an aggregate cost of $411.1 million.  In addition, we currently have the right to appoint two directors to Harbinger’s board; such directors were appointed on July 1, 2014.  We have agreed not to increase our interest in Harbinger above 27.5% for a period of two years.  The shares have the benefit of a registration rights agreement, and may be otherwise sold pursuant to securities laws; however, we have agreed not to sell the shares to a party if after such sale the party would own in excess of 4.9% of Harbinger common stock.

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
Note 6.  Derivative Financial Instruments

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

Derivative Financial Instruments

Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets – Derivatives and Trading liabilities – Derivatives, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are recognized in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities.  (See Notes 5 and 23 for additional disclosures about derivative instruments.)

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities.  Jefferies manages the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of its firm wide risk management policies.  In connection with Jefferies derivative activities, Jefferies may enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements or similar agreements with counterparties.  These agreements provide Jefferies with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.  See Note 12 for additional information with respect to financial statement offsetting.

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	June 30, 2014
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,672,195	48,853	$1,678,742	67,733
Foreign exchange contracts	474,633	64,945	488,763	62,943
Equity contracts	553,622	1,820,612	555,213	1,751,789
Commodity contracts	196,560	848,890	221,075	841,714
Credit contracts: centrally cleared swaps	3,386	4	6,550	9
Credit contracts: other credit derivatives	1,295	15	23,022	31
Total	2,901,691		2,973,365
Counterparty/cash-collateral netting	(2,648,507)		(2,747,077)
Total per Consolidated Statement of Financial Condition	$253,184		$226,288

	December 31, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,165,977	63,967	$1,131,166	77,338
Foreign exchange contracts	653,772	118,707	693,658	112,417
Equity contracts	501,784	1,742,343	474,985	1,800,603
Commodity contracts	141,280	797,529	173,119	788,717
Credit contracts: centrally cleared swaps	49,531	49	51,632	46
Credit contracts: other credit derivatives	2,339	16	8,130	19
Total	2,514,683		2,532,690
Counterparty/cash-collateral netting	(2,253,589)		(2,352,611)
Total per Consolidated Statement of Financial Condition	$261,094		$180,079

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three	For the Six	For the Three
	Month	Month	and Six Month
	Period Ended	Period Ended	Periods Ended
	June 30, 2014	June 30, 2014	June 30, 2013

Interest rate contracts	$(49,738)	$(49,946)	$29,381
Foreign exchange contracts	(4,281)	1,156	4,135
Equity contracts	(73,529)	(164,630)	33,892
Commodity contracts	21,794	37,980	21,513
Credit contracts	(11,441)	(15,330)	(11,010)
Total	$(117,195)	$(190,770)	$77,911

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at June 30, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$52,226	$1,435	$–	$–	$53,661
Equity swaps and options	1,297	–	–	–	1,297
Total return swaps	6,559	–	–	–	6,559
Foreign currency forwards, swaps and options	85,715	15,283	51	(14,167)	86,882
Interest rate swaps, options and forwards	80,802	114,082	129,218	(70,493)	253,609
Total	$226,599	$130,800	$129,269	$(84,660)	402,008
Cross product counterparty netting					(17,810)
Total OTC derivative assets included in
Trading assets					$384,198

(1)	At June 30, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $11.6 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At June 30, 2014, cash collateral received was $143.0 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

	OTC Derivative Liabilities (1) (2) (4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$78,158	$9,117	$–	$–	$87,275
Credit default swaps	51	8,744	898	–	9,693
Equity swaps and options	–	–	9,300	–	9,300
Total return swaps	2,200	–	–	–	2,200
Foreign currency forwards, swaps and options	88,516	16,380	–	(14,167)	90,729
Interest rate swaps, options and forwards	56,392	111,734	166,652	(70,493)	264,285
Total	$225,317	$145,975	$176,850	$(84,660)	463,482
Cross product counterparty netting					(17,810)
Total OTC derivative liabilities included in
Trading liabilities					$445,672

(1)	At June 30, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $22.2 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At June 30, 2014, cash collateral pledged was $241.6 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At June 30, 2014, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$179,090
BBB- to BBB+	52,347
BB+ or lower	82,789
Unrated	69,972
Total	$384,198

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2014 and December 31, 2013 is $47.3 million and $170.2 million, respectively, for which Jefferies has posted collateral of $42.4 million and $127.7 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2014 and December 31, 2013, Jefferies would have been required to post an additional $5.6 million and $49.4 million, respectively, of collateral to its counterparties.

Note 7.  Collateralized Transactions

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

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At June 30, 2014 and December 31, 2013, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $22.5 billion and $21.9 billion, respectively.  A substantial portion of these securities have been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition.  At June 30, 2014 and December 31, 2013, $126.1 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 8.  Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities.  In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE.  A significant portion of the securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies.  These SPEs generally meet the criteria of variable interest entities; however the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs.  See Note 10 for further information on variable interest entities.

Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets.  Transferred assets are carried at fair value with unrealized gains and losses reflected in the Consolidated Statements of Operations prior to the identification and isolation for securitization.  Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues.  If Jefferies has not relinquished control over the transferred assets, the assets continue to be recognized in Trading assets and a corresponding secured borrowing is recognized in Other secured financings.  The related liabilities do not have recourse to Jefferies general credit.

Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE.  Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Trading assets.  We apply fair value accounting to the securities.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three and six months ended June 30, 2014 and 2013 (in millions):

	For the Three	For the Six	For the Three
	Month	Month	and Six Month
	Period Ended	Period Ended	Periods Ended
	June 30, 2014	June 30, 2014	June 30, 2013

Transferred assets	$1,599.7	$3,226.6	$2,184.0
Proceeds on new securitizations	1,600.1	3,228.2	2,190.9
Net revenues	0.9	1.6	4.8
Cash flows received on retained interests	20.4	28.9	11.1

Assets received as proceeds in the form of mortgage-backed securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy.  For further information on fair value measurements and the fair value hierarchy, see Notes 2 and 5.  Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs and has no liabilities related to these SPEs at June 30, 2014 and December 31, 2013.  Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets.  To the extent the securities purchased through these market-making activities meet specific thresholds and Jefferies is not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 10.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	June 30, 2014		December 31, 2013
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$11,466.7	$254.3	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	3,655.2	100.2	5,385.6	96.8
Collateralized loan obligations	728.5	8.6	728.5	9.0

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

Note 9.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at June 30, 2014 and December 31, 2013 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2014
Bonds and notes:
U.S. government securities	$945,739	$136	$3	$945,872
Residential mortgage-backed securities	574,369	11,095	843	584,621
Commercial mortgage-backed securities	48,260	896	29	49,127
Other asset-backed securities	222,678	926	395	223,209
All other corporates	38,041	335	8	38,368
Total fixed maturities	1,829,087	13,388	1,278	1,841,197

Equity securities:
Common stocks:
Banks, trusts and insurance companies	22,842	29,222	–	52,064
Industrial, miscellaneous and all other	22,264	28,955	–	51,219
Total equity securities	45,106	58,177	–	103,283

	$1,874,193	$71,565	$1,278	$1,944,480

December 31, 2013
Bonds and notes:
U.S. government securities	$1,781,052	$226	$12	$1,781,266
Residential mortgage-backed securities	570,642	9,946	1,426	579,162
Commercial mortgage-backed securities	18,271	13	299	17,985
Other asset-backed securities	183,593	627	184	184,036
All other corporates	50,933	267	37	51,163
Total fixed maturities	2,604,491	11,079	1,958	2,613,612

Equity securities:
Common stocks:
First Quantum Minerals Ltd.	154,281	–	5,616	148,665
Banks, trusts and insurance companies	22,980	27,562	–	50,542
Industrial, miscellaneous and all other	21,012	32,312	–	53,324
Total equity securities	198,273	59,874	5,616	252,531

	$2,802,764	$70,953	$7,574	$2,866,143

The amortized cost and estimated fair value of investments classified as available for sale at June 30, 2014, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$962,776	$962,973
Due after one year through five years	21,004	21,267
Due after five years through ten years	–	–
Due after ten years	–	–
	983,780	984,240
Mortgage-backed and asset-backed securities	845,307	856,957
	$1,829,087	$1,841,197

At June 30, 2014, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

As more fully discussed in the 2013 10-K, during the first quarter of 2013 we exchanged our investment in Inmet Mining Corporation for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  We recorded a gain on the transaction of $227.6 million.  During 2013 and 2014, we sold our interest in First Quantum.

Note 10.  Variable Interest Entities

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of June 30, 2014 and December 31, 2013.

	Securitization Vehicles
	June 30, 2014	December 31, 2013
	(In millions)

Cash	$–	$–
Financial instruments owned	–	97.5
Securities purchased under agreement to resell (1)	220.0	195.1
Other	–	2.3
Total assets	$220.0	$294.9

Other secured financings (2)	$220.0	$292.5
Other	–	2.1
Total liabilities	$220.0	$294.6

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $66.5 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at December 31, 2013.

Securitization vehicles.  Jefferies is the primary beneficiary of mortgage-backed financing vehicles to which Jefferies sells agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement.  Jefferies manages the assets within these vehicles.  Jefferies variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement.  The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.  The creditors of these VIEs do not have recourse to Jefferies general credit.

At December 31, 2013, Jefferies was the primary beneficiary of a securitization vehicle to which it transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle.  Its variable interests in this vehicle consisted of the securities retained.  The assets of the VIE consisted of a corporate loan, which is available for the benefit of the vehicle’s beneficial interest holders.  During the second quarter of 2014, the loan was repaid, the securities issued by the securitization vehicle were redeemed and the securitization vehicle was terminated. As a result, the securitization vehicle is no longer consolidated by us at June 30, 2014 and no gain or loss was recognized upon deconsolidation.

Nonconsolidated VIEs

Jefferies also holds variable interests in VIEs in which it is not the primary beneficiary and does not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate.  Jefferies has not provided financial or other support to these VIEs and has no explicit or implicit arrangements to provide additional financial support to these VIEs at June 30, 2014 and December 31, 2013.

The following tables present information about nonconsolidated VIEs in which Jefferies has variable interests aggregated by principal business activity.  The tables include VIEs where Jefferies has determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	June 30, 2014
	Variable Interests
	Financial Statement Carrying Amount		Maximum Exposure to Loss		VIE Assets
	Assets	Liabilities
	(In millions)

Collateralized loan obligations (1)	$174.1	$0.3	$678.2		$3,564.6
Agency mortgage- and asset-backed securitizations (2) (3)	859.4	–	859.4	(5)	13,570.6
Non-agency mortgage- and asset-backed securitizations (2) (3)	956.3	–	956.3	(5)	217,889.8
Asset management vehicle (4)	3.6	–	3.6	(5)	394.6
Private equity vehicles (4)	45.2	–	61.4		94.8
Total	$2,038.6	$0.3	$2,558.9		$235,514.4

	December 31, 2013
	Variable Interests
	Financial Statement Carrying Amount		Maximum Exposure to Loss		VIE Assets
	Assets	Liabilities
	(In millions)

Collateralized loan obligations (1)	$11.9	$0.2	$88.8		$1,122.3
Agency mortgage- and asset-backed securitizations (2) (3)	1,226.0	–	1,226.0	(5)	5,857.3
Non-agency mortgage- and asset-backed securitizations (2) (3)	840.1	–	840.1	(5)	78,070.8
Asset management vehicle (4)	3.5	–	3.5	(5)	454.2
Private equity vehicles (4)	40.8	–	68.8		89.4
Total	$2,122.3	$0.2	$2,227.2		$85,594.0

(1)
Assets consist of debt securities and participation interests in corporate loans accounted for at fair value, which are included within Trading assets.  Liabilities consist of forward sale agreements and a guarantee provided to a CLO managed by Jefferies Finance, which are accounted for at fair value and included within Trading liabilities.

(2)
VIE assets represent the unpaid principal balance of the assets in these vehicles at June 30, 2014 and December 31, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.

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

Mortgage- and Asset-Backed Vehicles.  In connection with Jefferies trading and market-making activities, Jefferies buys and sells mortgage- and asset-backed securities.  Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs.  A substantial portion of Jefferies variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties.  The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition.  In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations at June 30, 2014 and December 31, 2013 presented in the above table, Jefferies owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds.  These additional securities were acquired in connection with Jefferies secondary market-making activities and securitization activities.

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

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund").  As of June 30, 2014 and December 31, 2013, Jefferies funded approximately $58.8 million and $47.0 million, respectively, of its commitment.  The carrying amount of Jefferies equity investment was $43.9 million and $39.2 million at June 30, 2014 and December 31, 2013, respectively.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

Jefferies has a variable interest in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment.  The carrying amount of Jefferies equity investment was $1.3 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively.  Jefferies exposure to loss is limited to its equity investment.  JEP IV has assets consisting primarily of private equity and equity related investments.

Note 11.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at June 30, 2014 and December 31, 2013 accounted for under the equity method of accounting is as follows (in thousands):

	June 30,	December 31,
	2014	2013

Jefferies Finance, LLC	$343,464	$470,537
Jefferies LoanCore LLC	158,071	224,037
Berkadia	203,133	182,573
Garcadia companies	126,378	120,017
HomeFed	254,035	52,923
Linkem S.p.A.	162,131	173,577
Other	48,654	34,677

Total	$1,295,866	$1,258,341

Income (losses) related to associated companies includes the following for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Berkadia	$24,388	$30,844	$38,361	$49,431
Garcadia companies	14,043	11,244	25,302	20,115
Linkem	(4,723)	(6,920)	(10,559)	(13,522)
HomeFed	795	(355)	177	(596)
Jefferies High Yield Holdings, LLC (“JHYH”)	-	-	-	7,178
Other	842	50	2,100	3,065

Total	$35,345	$34,863	$55,381	$65,671

For the three month period ended June 30, 2013, our share of Berkadia’s income includes an out of period adjustment of $14.8 million to record income related to prior periods.

Income (losses) related to associated companies classified as Other revenues includes the following for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three	For the Six	For the Three
	Month	Month	and Six Month
	Period Ended	Period Ended	Periods Ended
	June 30, 2014	June 30, 2014	June 30, 2013

Jefferies Finance	$14,673	$32,274	$11,969
Jefferies LoanCore	3,400	5,882	16,723
Other	(808)	(264)	(152)

Total	$17,265	$37,892	$28,540

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

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At June 30, 2014, approximately $331.1 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total committed Secured Revolving Credit Facility is $700.0 million and is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  At June 30, 2014 and December 31, 2013, $0.0 million and $123.8 million, respectively, of Jefferies $350.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned net underwriting fees of $38.8 million and $86.4 million during the three and six months ended June 30, 2014, respectively, and $35.2 million during the three and six months ended June 30, 2013, recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $3.4 million and $7.7 million during the three and six months ended June 30, 2014, respectively, and $6.2 million during the three and six months ended June 30, 2013, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.  Under a service agreement, Jefferies charged Jefferies Finance $7.0 million and $28.7 million for services provided during the three and six months ended June 30, 2014, respectively, and $5.4 million during the three and six months ended June 30, 2013.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $14.2 million and $31.1 million at June 30, 2014 and December 31, 2013, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At June 30, 2014 and December 31, 2013, Jefferies has funded $108.1 million and $175.5 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through June 30, 2014, cumulative cash distributions received from this investment aggregated $249.2 million.  Berkadia originates commercial real estate loans that are sold to U.S. government agencies, and originates and brokers commercial mortgage loans which are not part of government agency programs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of June 30, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

HomeFed

At June 30, 2014, we owned 9,460,563 shares of HomeFed’s common stock, representing approximately 64% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed is beneficially owned by our Chairman at June 30, 2014.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.

In March 2014, we sold to HomeFed substantially all of our real estate properties and operations, most of our interest in Brooklyn Renaissance Plaza (“BRP”) and cash of $12.5 million (subject to adjustment), in exchange for 6,986,337 newly issued unregistered HomeFed common shares.  The remainder of our interest in BRP will be sold to HomeFed for 513,663 additional HomeFed common shares upon receipt of the approval of a lender to BRP; closing of this portion of the transaction is expected during the third quarter of 2014.

Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.  We have also entered into a stockholders agreement that will limit our ability to increase our interest in HomeFed or dispose of our interest in HomeFed.  We have a registration rights agreement with HomeFed that covers all of our HomeFed shares.  See Note 27 for more information about the assets sold to HomeFed.

Under GAAP, we are not permitted to immediately recognize any gain on real estate sale transactions in which the seller does not receive cash; accordingly the gain on sale of approximately $27.1 million was deferred and will be recognized into income over time.  The new HomeFed shares received were recorded at fair value, which we estimated to be approximately $28.76 per share, based on projections of future cash flows for HomeFed’s underlying projects, discounted at a risk adjusted rate.

JHYH

Under GAAP, JHYH was considered a variable interest entity that was consolidated by Jefferies, since Jefferies was the primary beneficiary.  In connection with the Jefferies acquisition, we contributed our investment in JHYH to Jefferies, other third-party investors were redeemed and JHYH was effectively dissolved.

Note 12.  Financial Statement Offsetting

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)

Assets at June 30, 2014
Derivative contracts	$2,901,691	$(2,648,507)	$253,184	$–	$–	$253,184
Securities borrowing arrangements	$6,097,098	$–	$6,097,098	$(807,137)	$(877,639)	$4,412,322
Reverse repurchase agreements	$11,402,865	$(6,793,443)	$4,609,422	$(230,295)	$(4,355,647)	$23,480

Liabilities at June 30, 2014
Derivative contracts	$2,973,365	$(2,747,077)	$226,288	$–	$–	$226,288
Securities lending arrangements	$2,901,159	$–	$2,901,159	$(807,137)	$(2,063,606)	$30,416
Repurchase agreements	$18,461,573	$(6,793,443)	$11,668,130	$(230,295)	$(10,996,643)	$441,192

Assets at December 31, 2013
Derivative contracts	$2,514,683	$(2,253,589)	$261,094	$–	$–	$261,094
Securities borrowing arrangements	$5,359,846	$–	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	$12,715,449	$(8,968,529)	$3,746,920	$(590,754)	$(3,074,540)	$81,626

Liabilities at December 31, 2013
Derivative contracts	$2,532,690	$(2,352,611)	$180,079	$–	$–	$180,079
Securities lending arrangements	$2,506,122	$–	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	$19,748,374	$(8,968,529)	$10,779,845	$(590,754)	$(8,748,641)	$1,440,450

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met. Further, for derivative assets and liabilities, amounts netted include cash collateral paid or received.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	At June 30, 2014, amounts include $4,358.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,242.4 million, and $431.0 million of repurchase agreements, for which we have pledged securities collateral of $448.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable. At December 31, 2013, amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 13.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30,	December 31,
	2014	2013

Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$14,979	$14,916

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of
$136,746 and $117,139	494,339	502,409
Trademarks and tradename, net of accumulated amortization of $38,750
and $30,213	356,739	364,779
Supply contracts, net of accumulated amortization of $25,301 and $20,162	124,694	129,833
Licenses, net of accumulated amortization of $4,288 and $4,100	7,634	7,928
Other, net of accumulated amortization of $4,548 and $4,500	855	664
Total intangibles	$999,240	$1,020,529

In connection with Conwed’s acquisition of a majority interest in a business during the first quarter of 2014, $11.1 million was allocated to customer relationships, which will be amortized over 10 years.

Amortization expense on intangible assets was $16.7 million and $19.9 million for the three months ended June 30, 2014 and 2013, respectively, and $33.3 million and $33.2 million for the six months ended June 30, 2014 and 2013, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2014 (for the remaining six months) - $33.4 million; 2015 - $63.9 million; 2016 - $61.9 million; 2017 - $61.7 million; and 2018 - $61.5 million.

A summary of goodwill at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30,	December 31,
	2014	2013

National Beef	$14,991	$14,991
Jefferies	1,727,328	1,724,557
Other operations	8,551	8,551
	$1,750,870	$1,748,099

Note 14.  Inventory

A summary of inventory at June 30, 2014 and December 31, 2013 which is classified as Other assets is as follows (in thousands):

	June 30,	December 31,
	2014	2013

Finished goods	$314,490	$273,291
Work in process	37,079	34,701
Raw materials, supplies and other	34,856	56,334
	$386,425	$364,326

Note 15.  Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At June 30, 2014 and December 31, 2013, short-term borrowings were $12.0 million and $12.0 million, respectively.

Note 16.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	June 30,	December 31,
	2014	2013

Parent Company Debt:
Senior Notes:
8.125% Senior Notes due September 15, 2015, $458,641 principal	$457,106	$456,515
5.50% Senior Notes due October 18, 2023, $750,000 principal	740,349	739,960
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,975	246,958
Subordinated Notes:
3.75% Convertible Senior Subordinated Notes due April 15, 2014,
$0 and $97,581 principal	–	97,581
Total long-term debt – parent company	1,444,430	1,541,014

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.875% Senior Notes, due June 8, 2014, $250,000 principal	250,243	255,676
3.875% Senior Notes, due November 9, 2015, $500,000 principal	512,096	516,204
5.5% Senior Notes, due March 15, 2016, $350,000 principal	368,235	373,178
5.125% Senior Notes, due April 13, 2018, $800,000 principal	848,235	854,011
8.5% Senior Notes, due July 15, 2019, $700,000 principal	845,739	858,425
2.375% Euro Senior Notes, due May 20, 2020, $681,675 principal	679,951	–
6.875% Senior Notes, due April 15, 2021, $750,000 principal	860,021	866,801
2.25% Euro Medium Term Notes, due July 13, 2022, $5,283 principal	4,762	4,792
5.125% Senior Notes, due January 20, 2023, $600,000 principal	624,482	625,626
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	382,381	383,224
3.875% Convertible Senior Debentures, due November 1, 2029,
$345,000 principal	349,142	349,707
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	513,197	513,343
6.50% Senior Notes, due January 20, 2043, $400,000 principal	422,105	422,245
Secured credit facility, due August 26, 2014	65,000	200,000
National Beef Term Loans	362,500	375,000
National Beef Revolving Credit Facility	106,330	–
Other	159,207	41,619
Total long-term debt – subsidiaries	7,353,626	6,639,851

Long-term debt	$8,798,056	$8,180,865

Parent Company Debt:

The 3.75% Convertible Senior Subordinated Notes due 2014 were converted primarily in April 2014 into 4,606,109 common shares prior to maturity and are no longer outstanding.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.0775 common shares (equivalent to a conversion price of approximately $45.29).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

On August 26, 2011, Jefferies entered into a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed without a borrowing base requirement.  On June 26, 2014, Jefferies amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million.  The borrowers under the Jefferies Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC.  The Jefferies Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements.  Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower.  At June 30, 2014, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

At June 30, 2014, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $300.0 million.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.50% depending upon certain financial ratios and the rate selected.  At June 30, 2014, the interest rate on the outstanding term loan was 2.9% and the interest rate on the outstanding revolving credit facility was 3.6%.  The amended credit facility contains a minimum tangible net worth covenant, but does not contain the numerical covenants requiring certain leverage and fixed charge ratios that were in the previous agreement.  At June 30, 2014, National Beef met the tangible net worth covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $25.3 million were outstanding at June 30, 2014.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At June 30, 2014, after deducting outstanding amounts and issued letters of credit, $168.4 million of the unused revolver was available to National Beef.

Note 17.  Mezzanine Equity

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

As of January 1,	$241,075	$241,649
Income (loss) allocated to redeemable noncontrolling interests	(4,649)	1,107
Net distributions to redeemable noncontrolling interests	–	(6,682)
Increase (decrease) in fair value of redeemable noncontrolling
interests charged to additional paid-in capital	1,013	(22,434)
Balance, June 30,	$237,439	$213,640

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At June 30, 2014, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (11.69%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of June 30, 2014 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.44%	11.69%	11.94%

1.75%	$242.5	$234.0	$225.8
2.00%	$246.2	$237.4	$229.1
2.25%	$250.2	$241.1	$232.5

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At June 30, 2014, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed during the first quarter of 2014 of $2.4 million.

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

Note 18.  Common Shares, Compensation Plans and Preferred Shares

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  At June 30, 2014 and December 31, 2013, 7,117,322 and 7,124,429, respectively, of our common shares were reserved for stock options and warrants.

Compensation and benefits expense included $24.6 million and $30.6 million for the three months ended June 30, 2014 and 2013, respectively, and $62.8 million and $32.4 million for the six months ended June 30, 2014 and 2013, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $8.9 million and $22.9 million for the three and six months ended June 30, 2014, respectively, and $11.1 million and $11.6 million for the three and six months ended June 30, 2013, respectively.  As of June 30, 2014, total unrecognized compensation cost related to nonvested share-based compensation plans was $141.7 million; this cost is expected to be recognized over a weighted-average period of 2.2 years.

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

At June 30, 2014, there were 4,626,736 shares of restricted stock outstanding with future service required, 4,402,551 RSUs outstanding with future service required, 8,428,574 RSUs outstanding with no future service required and 910,635 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 13,741,760.

Note 19.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30,	December 31,
	2014	2013

Net unrealized gains on available for sale securities	$594,926	$589,393
Net unrealized foreign exchange gains	33,343	16,803
Net unrealized losses on derivative instruments	(507)	(169)
Net minimum pension liability	(66,457)	(67,977)
	$561,305	$538,050

For the six months ended June 30, 2014 and 2013, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
	2014	2013
Net unrealized gains (losses) on available for			Net realized securities gains
sale securities, net of income tax provision
(benefit) of $(1,438) and $117,170	$(2,590)	$211,037

Amortization of defined benefit pension			Compensation and benefits, which
plan actuarial gains (losses), net of			includes pension expense. See the
income tax provision (benefit) of $(844)			pension footnote for information on
and $(1,332)	(1,520)	(2,400)	this component.

Total reclassifications for the period,
net of tax	$(4,110)	$208,637

Note 20.  Pension Plans and Postretirement Benefits

The following table summarizes the components of pension expense charged to operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Service cost	$11	$72	$22	$72
Interest cost	3,774	3,382	7,548	5,993
Expected return on plan assets	(2,537)	(2,606)	(5,073)	(4,532)
Actuarial losses	1,209	1,909	2,417	3,775
Net pension expense	$2,457	$2,757	$4,914	$5,308

No employer contributions were paid during the six months ended June 30, 2014.

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

Note 21.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at June 30, 2014 was $187.6 million (including $32.0 million for interest), of which $162.5 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

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

For the three and six months ended June 30, 2014, the provision for income taxes includes $24.7 million and $39.8 million, respectively, for state income taxes and $4.7 million  and $10.7 million, respectively, for foreign income taxes.  For the three and six months ended June 30, 2013, the provision for income taxes includes $31.5 million and $42.0 million, respectively, for state and foreign income taxes.  For the six months ended June 30, 2013, the provision for income taxes also includes a charge of $12.3 million to write-off a portion of our net deferred tax asset for state income taxes, resulting from a change in our expected state filing positions as a result of the Jefferies acquisition, and reflects certain non-deductible expenses.

For the six month period ended June 30, 2013, the income tax provision also includes the reversal of the December 31, 2012 deferred tax liability of $34.0 million related to our investment in Jefferies that we elected to account for under the fair value option prior to the acquisition.  Due to the acquisition, there was no net income tax provision recorded for income related to the fair value option for Jefferies for the six month period ended June 30, 2013; as a result the impact on the tax provision was a benefit of $65.2 million.

Note 22.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Numerator for earnings (loss) per share:
Net income attributable to Leucadia
National Corporation common shareholders	$65,074	$52,612	$159,390	$357,715
Less: Allocation of earnings to participating
securities (1)	(1,557)	(1,597)	(3,927)	(4,200)
Net income attributable to Leucadia National
Corporation common shareholders for
basic earnings (loss) per share	63,517	51,015	155,463	353,515
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(12)	(29)	(19)	(2)
Interest on 3.75% Convertible Notes	99	–	739	1,316
Mandatorily redeemable convertible preferred share
dividends	–	–	–	1,354
Net income attributable to Leucadia
National Corporation common shareholders
for diluted earnings (loss) per share	$63,604	$50,986	$156,183	$356,183

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share
– weighted average shares	371,979	367,752	370,506	315,375
Stock options	48	85	68	44
Warrants	–	–	–	–
3.875% Convertible Senior Debentures	–	–	–	–
3.75% Convertible Notes	1,152	–	2,627	4,503
Mandatorily redeemable convertible preferred shares	–	–	–	2,775
Denominator for diluted earnings (loss) per share	373,179	367,837	373,201	322,697

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 9,164,900 and 11,375,200 for the three months ended June 30, 2014 and 2013, respectively, 9,433,100 and 7,763,100 for the six months ended June 30, 2014 and 2013, respectively.  Dividends declared on participating securities were $.6 million and $.7 million during the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $1.5 million during the six months ended June 30, 2014 and 2013, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 1,581,700 and 825,400 weighted-average shares of common stock were outstanding during the three months ended June 30, 2014 and 2013, respectively, and 773,000 and 1,748,600 weighted-average shares of common stock were outstanding during the six months ended June 30, 2014 and 2013, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For each period in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three and six months ended June 30, 2014 and 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

For the three months ended June 30, 2013, 4,557,339 shares related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.  For the three and six months ended June 30, 2014 and for the three months ended June 30, 2013, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 23.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes Jefferies commitments associated with certain business activities at June 30, 2014 (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout

Equity commitments (1)	$1.6	$7.5	$0.9	$-	$475.4	$485.4
Loan commitments (1)	10.8	26.3	515.1	175.9	-	728.1
Mortgage-related commitments	862.0	387.9	496.5	-	-	1,746.4
Underwriting commitments	85.9	-	-	-	-	85.9
Forward starting reverse repos and repos	206.2	-	-	-	-	206.2
	$1,166.5	$421.7	$1,012.5	$175.9	$475.4	$3,252.0

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents Jefferies credit exposure from loan commitments, including funded amounts, summarized by period of expiration as of June 30, 2014.  Credit exposure is based on the external credit ratings of the underlying or referenced assets of the loan commitments.  Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Investment grade	$-	$69.4	$-	$69.4	$-	$69.4
Non-investment grade	-	78.9	-	78.9	17.9	61.0
Unrated	14.8	641.0	-	655.8	58.1	597.7
Total	$14.8	$789.3	$-	$804.1	$76.0	$728.1

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $91.9 million of funded loans included in Trading assets and a $15.9 million net liability related to lending commitments recorded in Trading liabilities in the Consolidated Statement of Financial Condition as of June 30, 2014.
(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian Friedman, our President and a Director.  As of June 30, 2014, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $31.8 million.

See Note 11 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

Additionally, as of June 30, 2014, Jefferies had other outstanding equity commitments to invest up to $1.8 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of June 30, 2014, Jefferies has $378.1 million of outstanding loan commitments to clients.

Loan commitments outstanding as of June 30, 2014, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates and mortgage-backed securities.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition at June 30, 2014 was $67.2 million.

Underwriting Commitments.  In connection with investment banking activities, Jefferies may from time to time provide underwriting commitments to its clients in connection with capital raising transactions.

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

The New York actions were consolidated and have been stayed through pretrial discovery in deference to the Delaware actions, which also have been consolidated.  The consolidated Delaware action alleges that the members of Jefferies board of directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process, agreeing to sell Jefferies for inadequate consideration pursuant to an agreement that contains improper deal protection terms, and failing to disclose material information concerning the merger transactions, and further that we aided and abetted the directors’ breaches of fiduciary duties (the Court has since dismissed the former Jefferies independent directors from the action).  The action also alleges breaches of fiduciary duty against Messrs. Handler and Friedman in their capacities as officers of Jefferies, and against Messrs. Handler, Friedman, Cumming and Steinberg, collectively, as purported controlling shareholders of Jefferies.  On May 30, 2014, the court so-ordered the parties’ stipulation to certify the class.  On July 22, 2014, the defendants filed a motion for summary judgment.  The plaintiffs’ opposition brief is due on August 21, 2014.  We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

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

On May 2, 2014, plaintiff Haverhill Retirement System (“Haverhill”)  filed an amended putative class action and derivative lawsuit (the “Complaint”) entitled Haverhill Retirement System v. Asali, et al. in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Harbinger Capital Partners LLC, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”), the members of the board of directors of Harbinger Group, Inc. (“Harbinger”), nominal defendant Harbinger, as well as Leucadia. The Complaint alleges, among other things, that the directors of Harbinger breached their fiduciary duties in connection with Leucadia’s March 2014 purchase of preferred securities of subsidiaries of the Harbinger Funds that are exchangeable into Harbinger common stock owned by the Harbinger Funds, certain flaws in the process employed by the special committee of directors appointed by the Harbinger board in connection therewith, and that Leucadia aided and abetted the Harbinger board’s breaches of fiduciary, as well as a claim of unjust enrichment against Leucadia.  On April 1, 2014, the Chancery Court denied Haverhill’s motion for expedited proceedings associated with the complaint originally filed by Haverhill on March 26, 2014.  Haverhill filed an amended complaint on May 2, 2014.  On May 16, 2014, the defendants moved to dismiss the amended complaint, and on July 2, 2014, defendants filed briefs in support of those motions.  Haverhill’s brief in opposition to the motions to dismiss is due on September 5, 2014.

Jefferies has reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of the purchases and sales of mortgage-backed securities.  That investigation arose from a matter that came to light in late 2011, at which time Jefferies terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC.  Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC.  Jefferies outstanding reserve with respect to remaining payments to be made under the agreements is approximately $5.1 million.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$37,589.9	$1,141.8	$43.7	$1.2	$534.5	$39,311.1
Written derivative contracts – credit related	-	-	-	420.8	-	420.8
Total derivative contracts	$37,589.9	$1,141.8	$43.7	$422.0	$534.5	$39,731.9

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$344.8	$-	$-	$-	$-	$-	$344.8
Single name credit default swaps	-	-	-	61.0	15.0	-	76.0

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $110.7 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of June 30, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

Loan Guarantee.  Jefferies has provided a guarantee to Jefferies Finance, whereby it is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE.  As of June 30, 2014, the maximum amount payable under the guarantee is $21.0 million and matures in January 2021.

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

Standby Letters of Credit.  At June 30, 2014, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $31.6 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $27.5 million at June 30, 2014.

Note 24.  Net Capital Requirements

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,090,453	$1,016,424
Jefferies Execution	5,307	5,057

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$196,264	$80,938

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

Note 25.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes and loans receivable (a)	$150,390	$153,551	$95,042	$95,606

Financial Liabilities:
Short-term borrowings (b)	12,000	12,000	12,000	12,000
Long-term debt (b)	8,798,056	9,103,165	8,180,865	8,230,191

(a)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)	Short-term borrowings and long-term debt: The fair values of short-term borrowings are estimated to be the carrying amount. The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

Note 26.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.  Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian Friedman ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013 are loans to and/or equity investments in Private Equity Related Funds of $63.7 million and $61.7 million, respectively.  Net losses aggregating $9.0 million and $11.5 million for the three and six months ended June 30, 2014, respectively, and net losses of $1.0 million for the three and six months ended June 30, 2013 were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 23.

Berkadia Commercial Mortgage, LLC.  At June 30, 2014 and December 31, 2013, Jefferies has commitments to purchase $433.1 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

Officers, Directors and Employees.  We have $15.5 million and $13.9 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013, respectively.

National Beef.  National Beef enters into transactions with affiliates of NBPCo Holdings and USPB, owners of redeemable noncontrolling interests in National Beef.  For the six months ended June 30, 2014, sales to and purchases from the affiliate of NBPCo Holdings were $19.3 million and $7.0 million, respectively.  For the six months ended June 30, 2013, sales to and purchases from the affiliate of NBPCo Holdings were $13.1 million and $4.8 million, respectively.  We believe these transactions are based upon prevailing market prices on terms that could be obtained from an unaffiliated party.  National Beef has entered into a cattle supply agreement with USPB pursuant to which National Beef has agreed to purchase through USPB from the members of USPB 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to the members of USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  National Beef obtained approximately 23% and 22% of its cattle requirements through USPB during the six months ended June 30, 2014 and 2013, respectively.  At June 30, 2014 and December 31, 2013, amounts due from and payable to these related parties were not significant.

HomeFed.  As more fully described in Note 11, in March 2014 we sold to HomeFed substantially all of our real estate properties and operations, most of our interest in BRP and cash of $12.5 million (subject to adjustment), in exchange for 6,986,337 newly issued unregistered HomeFed common shares.  The remainder of our interest in BRP will be sold to HomeFed for 513,663 additional HomeFed common shares upon receipt of the approval of a lender to BRP; closing of this portion of the transaction is expected during the third quarter of 2014.  As discussed in Note 11, as a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed is beneficially owned by our Chairman at June 30, 2014.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.

Note 27.  Discontinued Operations and Assets Held for Sale

In October 2013, we concluded that we would no longer continue to fund Sangart’s research and development operations, through which we had conducted our medical product development operations.  We commenced and completed an orderly shut-down of Sangart’s operations during 2013; as a result, our medical product development operations have been classified as a discontinued operation.

In July 2014, we sold Premier, through which we had conducted our gaming operations, for aggregate cash consideration of $250.0 million, subject to working capital adjustment.  We expect to record in the third quarter a pre-tax gain on sale of discontinued operations of approximately $12.5 million.

During the third quarter of 2013, we sold a small power production business and recorded a pre-tax gain on sale of discontinued operations of $6.4 million.

A summary of the results of discontinued operations for Sangart, Premier and the small power production business is as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Revenues and other income:
Gaming entertainment	$33,341	$29,305	$64,345	$58,345
Investment and other income	11	120	31	224
	33,352	29,425	64,376	58,569
Expenses:
Direct operating expenses -
Gaming entertainment	23,922	21,149	47,351	42,706
Compensation and benefits	1,882	4,762	3,054	10,362
Depreciation and amortization	2,393	2,224	4,617	4,522
Selling, general and other expenses	383	4,930	972	9,986
	28,580	33,065	55,994	67,576
Income (loss) from discontinued
operations before income taxes	4,772	(3,640)	8,382	(9,007)
Income tax provision (benefit)	1,670	(1,217)	2,934	(3,042)
Income (loss) from discontinued
operations after income taxes	$3,102	$(2,423)	$5,448	$(5,965)

In February 2014, we agreed to sell substantially all of our real estate properties and operations and BRP to HomeFed for HomeFed common shares.  Results of operations for our real estate properties and operations are reflected in the other operations segment.  Assets included in the transaction with HomeFed have been included with Other assets as Assets held for sale in the Consolidated Statement of Financial Condition at December 31, 2013 and include the following components (in thousands):

2013

Real estate	$112,016
Investment in associated company	30,793
Other, net	17,310
$160,119

Note 28.  Segment Information

Our reportable segments consist of our consolidated operating units, which offer different products and services and are managed separately. Jefferies is a global full-service, integrated securities and investment banking firm.  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  Other operations primarily consist of manufacturing, energy projects and asset management.

Corporate revenues primarily consist of principal transactions, interest and other income and net realized securities gains and losses.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Certain information concerning our segments for the three and six months ended June 30, 2014 and 2013 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies became our wholly-owned subsidiary on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net Revenues:
Investment Banking & Capital Markets	$689,303	$651,509	$1,619,815	$651,509
Beef Processing Services	2,009,093	1,920,423	3,896,471	3,709,865
Other Operations	113,803	85,382	210,387	175,068
Corporate	39,855	18,411	68,695	436,896
Total consolidated net revenues	$2,852,054	$2,675,725	$5,795,368	$4,973,338

Income (loss) from continuing operations before
income taxes and income related to associated
companies:
Investment Banking & Capital Markets	$85,568	$77,603	$281,938	$77,603
Beef Processing Services	6,518	27,286	(21,495)	6,772
Other Operations	(6,014)	(22,115)	(23,515)	(27,427)
Corporate	(14,794)	(33,828)	(45,905)	315,113
Total consolidated income from continuing
operations before income taxes and income
related to associated companies	$71,278	$48,946	$191,023	$372,061

Depreciation and amortization expenses:
Investment Banking & Capital Markets	$18,383	$18,934	$35,414	$18,934
Beef Processing Services	21,195	21,855	41,955	43,588
Other Operations	6,115	4,393	10,617	9,961
Corporate	1,339	2,994	2,676	6,170
Total consolidated depreciation and
amortization expenses	$47,032	$48,176	$90,662	$78,653

Other operations includes pre-tax losses of $12.8 million and $14.6 million for the three months ended June 30, 2014 and 2013, respectively, and $32.6 million and $27.7 million for the six months ended June 30, 2014 and 2013, respectively, for the investigation and evaluation of various energy related projects.  There were no significant operating revenues associated with these activities.

Net realized securities gains for corporate aggregated $12.3 million and $9.5 million for the three months ended June 30, 2014 and 2013, respectively, and $17.1 million and $239.4 million for the six months ended June 30, 2014 and 2013, respectively.  In the six months ended June 30, 2013, realized security gains include $227.6 million related to the sale of Inmet.

Depreciation and amortization expenses for other operations include amounts classified within Cost of sales and Selling, general and other expenses in the Consolidated Statements of Operations.

Interest expense classified as a component of Net revenues relates to the investment banking & capital markets segment.  For the three months ended June 30, 2014 and 2013, interest expense classified as a component of Expenses was primarily comprised of beef processing services ($3.8 million and $3.2 million, respectively) and corporate ($24.4 million and $17.9 million, respectively). For the six months ended June 30, 2014 and 2013, interest expense classified as a component of Expenses was primarily comprised of beef processing services ($6.9 million and $6.5 million, respectively) and corporate ($49.5 million and $36.0 million, respectively).

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

In addition to cash and cash equivalents, we consider investments classified as available for sale securities and an investment in a managed fund as being generally available to meet our liquidity needs.  Securities classified as available for sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of June 30, 2014, the sum of these amounts aggregated $6.2 billion.  However, since $4.0 billion of this amount is pledged as collateral pursuant to various agreements, is held by subsidiaries with outstanding debt (including Jefferies), or by subsidiaries that are party to agreements that restrict our ability to use the funds for other purposes, we do not consider those amounts to be available to meet corporate liquidity needs.  The remaining $2.2 billion that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, other publicly traded debt and equity securities and an investment in a managed fund.  This amount does not include the investment in Harbinger described below, which may be sold pursuant to certain conditions, but which we currently intend to hold.

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

The holding company’s only long-term cash requirement is to make principal payments on its long-term debt ($1,458.6 million principal outstanding as of June 30, 2014), of which $458.6 million is due in 2015, $750.0 million in 2023 and $250.0 million in 2043.  The $97.6 million of 3.75% Convertible Senior Subordinated Notes due 2014 were converted primarily in April 2014 into 4,606,109 common shares prior to maturity and are no longer outstanding.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the cost cannot be predicted.

As of June 30, 2014, we own approximately 41.6 million common shares of Harbinger Group Inc. (“Harbinger”), representing approximately 20% of Harbinger’s outstanding common shares, which are accounted for under the fair value option.  The shares were acquired at an aggregate cost of $411.1 million ($253.0 million during 2014), are classified as Trading Assets and carried at fair value of $528.3 million at June 30, 2014.  In addition, we currently have the right to appoint two directors to Harbinger’s board; such directors were appointed on July 1, 2014.  We have agreed not to increase our interest in Harbinger above 27.5% for a period of two years.

In March 2014, we sold to HomeFed substantially all of our real estate properties and operations, most of our interest in Brooklyn Renaissance Plaza (“BRP”) and cash of $12.5 million (subject to adjustment), in exchange for 6,986,337 newly issued unregistered HomeFed common shares.  The remainder of our interest in BRP will be sold to HomeFed for 513,663 additional HomeFed common shares pending receipt of the approval of a lender to BRP; closing of this portion of the transaction is expected during the third quarter of 2014.

During the first half of 2014, we invested $307.5 million in the Leucadia asset management platform.  Substantially all of the invested funds represent seed capital for new investment vehicles managed by various parties that employ separate and diverse investment strategies.  Leucadia asset management has raised and intends to continue to raise additional capital from third party investors as it seeks to build its asset management business.

During the first half of 2014, we completed our initial funding of our two oil and gas platforms: Juneau Energy and Vitesse Energy.  Juneau, funded with $43.1 million, leases and develops oil and gas properties in Texas and Oklahoma.  Vitesse, funded with $47.0 million, selectively acquires non-operating oil and gas interests in the heart of the Bakken oil field.

In July 2014, we sold Premier, through which we had conducted our gaming operations, for aggregate cash consideration of $250.0 million, subject to working capital adjustment.  We expect to record a pre-tax gain on sale of discontinued operations of approximately $12.5 million in the third quarter of 2014.

In June 2014, we entered into an agreement to form a joint venture with Golden Queen Mining Co. Ltd. and the Clay family, a shareholder group which owns 27% of Golden Queen, to jointly fund, develop and operate the Soledad Mountain project.  The project is a fully-permitted, open pit, heap leach gold and silver project located just outside the town of Mojave in Kern County, California.  Construction has started on site and commissioning is planned for late 2015.  The joint venture is subject to approval by Golden Queen’s shareholders, which is scheduled for September; if approved, we expect to invest approximately $80.0 million for an approximate 33% interest in the project.

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

At June 30, 2014, we had outstanding 368,536,178 common shares and 13,741,760 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 382,277,938 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of July 23, 2014, we are authorized to repurchase 25,000,000 common shares.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at June 30, 2014 (dollars in thousands):

Total equity	$10,350,681
Less, investment in Jefferies	(5,495,705)
Equity excluding Jefferies	4,854,976
Less, our two largest investments:
National Beef	(775,198)
Harbinger, at cost	(411,100)
Equity in a stressed scenario	3,668,678
Less, net deferred tax asset excluding Jefferies amount	(1,297,187)
Equity in a stressed scenario less net deferred tax asset	$2,371,491
Balance sheet amounts:
Available liquidity, per above	$2,224,823
Parent company debt (see Note 16 to our Consolidated financial statements)	$1,444,430

Ratio of parent company debt to stressed equity:
Maximum	.50	x
Actual, equity in a stressed scenario	.39	x
Actual, equity in a stressed scenario excluding net deferred tax asset	.61	x
Ratio of available liquidity to parent company debt:
Minimum	1.0	x
Actual	1.5	x

In addition, management has indicated that our largest single investment will be not more than 20% of equity excluding Jefferies (currently National Beef), and that the next largest investment will be no more than 10% of equity excluding Jefferies, in each case measured at the time such investment was made.  The ratio of parent company debt to stressed equity excluding the net deferred tax asset exceeded the maximum due to the Senior Notes sold in October 2013.  However, as these notes were issued, in part, to provide funds for maturing notes, it is considered to be a temporary situation that will not impact our credit ratings.

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

Of Jefferies total trading assets, approximately 74% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets consisting of bank loans and investments are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At June 30, 2014, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are 3% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

		From Jefferies Acquisition
	Six Months	Through
	Ended June 30, 2014	December 31, 2013
Securities purchased under agreements to resell:
Period end	$4,609	$3,747
Month end average	5,924	4,936
Maximum month end	8,081	6,007

Securities sold under agreements to repurchase:
Period end	$11,668	$10,780
Month end average	13,090	13,308
Maximum month end	14,643	16,502

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statement of Financial Condition at June 30, 2014 (in thousands):

		Average Balance
		Second Quarter
	Actual	2014 (1)
Cash and cash equivalents:
Cash in banks	$690,979	$543,088
Certificate of deposit	50,003	50,005
Money market investments	3,217,306	1,900,604
Total cash and cash equivalents	3,958,288	2,493,697

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,201,761	1,090,394
Other (3)	663,711	782,793
Total other sources	1,865,472	1,873,187

Total cash and cash equivalents and other liquidity sources	$5,823,760	$4,366,884

(1)	Average balances are calculated based on weekly balances.
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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets (both long and short) in Jefferies trading accounts are actively traded and readily marketable.  Repurchase financing can be readily obtained for 74% of inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,055,459	$345,514	$1,982,877	$137,721
Corporate debt securities	2,347,417	15,994	2,250,512	26,983
U.S. government, agency and municipal securities	2,555,155	250,025	2,513,388	400,821
Other sovereign obligations	2,412,164	1,028,114	2,346,485	991,774
Agency mortgage-backed securities (1)	3,342,120	–	2,976,133	–
Physical commodities	47,166	–	37,888	–

	$12,759,481	$1,639,647	$12,107,283	$1,557,299

(1)
Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

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

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 81% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.

A significant portion of the financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $220.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at June 30, 2014.  Of the $220.0 million aggregate notes, $60.0 million matures in November 2014, a second $60.0 million in February 2015 and $100.0 million matures in March 2015, all bearing interest at a spread over one month LIBOR.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of June 30, 2014, short-term borrowings as bank loans totaled $12.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily bank loans for Jefferies during the three and six month periods of 2014 were $181.3 million and $97.6 million, respectively.

Long-Term Debt

In May 2014, Jefferies issued under its $2.0 billion Euro Medium Term Note Program senior unsecured notes with a principal amount of €500.0 million, due 2020, which bear interest at 2.375% per annum.  Proceeds amounted to €498.7 million.

The Jefferies Credit Facility is a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million, with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  In June 2014, Jefferies amended and restated the facility to extend the term for three years and reduced the committed amount to $750.0 million.  The borrowers under the facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited.  Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of its subsidiaries, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain subsidiaries to maintain specified levels of regulated capital.  Jefferies is currently in compliance with the facility and expects to remain in compliance in both the near term and long term given current liquidity, anticipated additional funding requirements and profitability expectations.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $43.2 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

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

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,090,453	$1,016,424
Jefferies Execution	5,307	5,057

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$196,264	$80,938

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

Consolidated Statements of Cash Flows

Net cash of $1,112.2 million was used for operating activities in the six month 2014 period and net cash of $447.5 million was provided by operating activities in the six month 2013 period.  Jefferies used funds of $365.6 million during the 2014 period and generated funds of $563.0 million during the 2013 period.  National Beef used funds of $72.5 million and $16.0 million during 2014 and 2013, respectively; manufacturing generated funds of $5.0 million and $5.9 million during 2014 and 2013, respectively; and discontinued operations generated funds of $11.2 million and used funds of $10.0 million during 2014 and 2013, respectively.  Cash of $253.0 million was used to acquire our investment in Harbinger Group, Inc. and make additional investments of $307.5 million in the Leucadia asset management platform, both of which are classified as a use of cash for operating activities.  The change in operating cash flows also reflects greater interest payments and greater income tax payments.  During 2014, distributions from associated companies principally were received from Berkadia ($19.4 million), Garcadia ($20.3 million) and Jefferies related parties ($41.3 million).  During 2013, distributions from associated companies principally were received from Berkadia ($26.5 million), Garcadia ($11.4 million) and Jefferies related parties ($10.7 million).

Net cash of $726.5 million and $3,757.4 million was provided by investing activities in the six month 2014 and 2013 periods, respectively.  Cash acquired upon acquisition of Jefferies was $3,018.0 million in 2013.  Acquisitions of property, equipment and leasehold improvements, and other assets include amounts primarily related to Jefferies ($61.1 million and $15.5 million in 2014 and 2013, respectively), National Beef ($28.5 million and $21.3 million in 2014 and 2013, respectively), the Other operations segment ($65.7 million and $5.8 million in 2014 and 2013, respectively), and discontinued operations ($10.2 million and $11.2 million in 2014 and 2013, respectively).  Loans to and investments in associated companies include Garcadia ($4.7 million and $38.4 million in 2014 and 2013, respectively), Linkem ($26.2 million in 2013) and Jefferies related entities ($941.7 million and $345.3 million in 2014 and 2013, respectively).  Capital distributions and loan repayment from associated companies include Jefferies related entities ($1,131.7 million and $656.6 million in 2014 and 2013, respectively) and Garcadia ($3.3 million and $7.4 million in 2014 and 2013, respectively).

Net cash of $659.9 million was provided by financing activities in the six month 2014 period and net cash of $792.8 million was used for financing activities in the six month 2013 period.  During 2014, issuance of debt primarily reflects increases in Jefferies debt ($681.2 million), borrowings by National Beef under its bank credit facility ($106.3 million) and borrowings by the Other operations segment ($122.2 million).  Issuance of debt for 2013 primarily reflects borrowings by National Beef under its bank credit facility ($78.9 million).  Reduction of debt for 2014 includes $13.6 million related to National Beef’s debt, $135.0 million related to Jefferies debt and $19.2 million of debt related to the Other operations segment.  Reduction of debt for 2013 includes $28.5 million related to National Beef’s debt, $185.0 million related to Jefferies debt and the decrease in repurchase agreements of $269.8 million.

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

For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 5.

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 23.

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

A summary of results of continuing operations for the three and six month periods ended June 30, 2014 and 2013 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations before
income taxes and income related to associated companies:
Investment Banking & Capital Markets	$85,568	$77,603	$281,938	$77,603
Beef Processing Services	6,518	27,286	(21,495)	6,772
Other Operations	(6,014)	(22,115)	(23,515)	(27,427)
Corporate	(14,794)	(33,828)	(45,905)	315,113
Total consolidated income from continuing
operations before income taxes and income
related to associated companies	$71,278	$48,946	$191,023	$372,061

Investment Banking & Capital Markets

The investment banking and capital markets segment is comprised of Jefferies, which was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies has a November 30th fiscal year and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies for the three and six month periods ended June 30, 2014 and for the period from the Jefferies acquisition through June 30, 2013 is as follows (in thousands):

			For the Period
	For the Three	For the Six	From the Jefferies
	Month Period Ended	Month Period Ended	Acquisition Through
	June 30, 2014	June 30, 2014	June 30, 2013

Net revenues	$689,303	$1,619,815	$651,509
Expenses:
Compensation and benefits	386,001	912,775	373,880
Floor brokerage and clearing fees	54,020	103,533	32,991
Depreciation and amortization	18,383	35,414	18,934
Selling, general and other expenses	145,331	286,155	148,101
	603,735	1,337,877	573,906

Income before income taxes	$85,568	$281,938	$77,603

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

The following provides a summary of net revenues by source for the three and six month periods ended June 30, 2014 and for the period from the Jefferies acquisition through June 30, 2013 (in thousands):

			For the Period
	For the Three	For the Six	From the Jefferies
	Month Period Ended	Month Period Ended	Acquisition Through
	June 30, 2014	June 30, 2014	June 30, 2013

Sales and trading:
Equities	$142,435	$361,941	$149,472
Fixed income	218,820	505,549	214,376
Total sales and trading	361,255	867,490	363,848
Investment banking:
Capital markets:
Equities	83,726	178,464	53,564
Debt	147,000	320,038	133,714
Advisory	100,423	246,967	89,856
Total investment banking	331,149	745,469	277,134
Other	(3,101)	6,856	10,527

Total net revenues	$689,303	$1,619,815	$651,509

Net Revenues

Net revenues for Jefferies for the second quarter of 2014 reflected solid revenues in investment banking, and a steady performance in Equities and Fixed Income despite lower client trading volume.  Further, European and Asian revenues for the second quarter of 2014 were the third highest quarter on record.  Net revenues for the second quarter of 2013 reflected improved performance in Jefferies core equity sales and trading business and continued strength in its investment banking platform.  However, there was a significant slowdown in fixed income activity during the first two months of that quarter that offset better fixed income results in the final month.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue is heavily dependent on the overall level of trading activity of our clients.  Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC, which are accounted for under the equity method, as well as any changes in the value of Jefferies investments in Knight Capital and Harbinger, which are accounted for at fair value.

Equities revenue for the second quarter of 2014 includes an unrealized gain of $7.6 million from our investment in Knight Capital.  Also included within interest expense allocated to Jefferies equities business is positive income of $11.9 million for the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.

The second quarter of 2014 was characterized by U.S. stock prices continuing their upward trend as company earnings and economic data largely met expectations and monetary policy looked to remain favorable.  Towards the end of the fiscal quarter, our equity option trading desk benefited from a decrease in volatility, although offset by reduced trading revenues on our U.S. equity cash desk driven by decreased customer flows, and lower trading revenues from equity block trading.  Our securities financing business contributed solidly to revenues during the quarter while reduced liquidity in the secondary market due to fewer new issuances led to lower revenues from our convertibles desk.  In Europe, with the economy continuing to show signs of strengthening, increased commission and trading revenues resulted from improved customer flows.  Asian equity commissions for the second quarter of 2014 also were up driven by an increase in client activity.

Net earnings from Jefferies Finance was consistently strong while those from Jefferies LoanCore were lower during the second quarter as compared to the same period in 2013 due to fewer securitizations.

Equities revenue for the six month 2014 period includes unrealized gains of $26.5 million from Jefferies investments in Knight Capital and Harbinger Group Inc.  Additionally, during the first quarter of 2014, Jefferies recognized a mark-to-market gain of $12.2 million in connection with its investment in CoreCommodity Management LLC.  Also included within interest expense allocated to Jefferies equities business is positive income of $23.6 million for the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.

U.S. equity market conditions during the period from the Jefferies acquisition through June 30, 2013 were characterized by increasing stock prices, although trading volume was low.  In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 9.4%, 7.7% and 7.6%, respectively, over the quarter ending May 31, 2013, with the S&P Index reaching a new high in May 2013.  Although market volumes were subdued, Jefferies U.S. equity cash and electronic trading desks experienced greater customer flow as compared to prior periods.  In Europe, liquidity returned to the market as compared to 2012 aiding results, although Jefferies results were still impacted by relatively low trading volumes.  Additionally, Asian equity commissions were stronger, particularly in Japan with new monetary policies increasing trading volumes on the Nikkei Exchange.  Jefferies Securities Finance desk also contributed solidly to Equities revenue for the 2013 second quarter.  The performance of certain strategic investment strategies was strong during the 2013 second quarter.

Net earnings from Jefferies Finance and Jefferies LoanCore joint ventures were impacted by additional interest expense on new long-term debt issued by both ventures during the second quarter of 2013, the proceeds of which had not yet been deployed in the business.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Included within Interest expense for the second quarter of 2014 and for the six month 2014 period is positive income of $14.5 million and $28.9 million, respectively, from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The second quarter of fiscal 2014 was characterized by mixed U.S. economic data combined with increased geopolitical risks.  Credit spreads continued to tighten and volatility was extremely low.  These conditions impacted trading revenues in our U.S. rates, corporates, emerging markets and mortgage business, though this effect was partially offset by investors migrating to certain parts of the latter asset classes in search of higher yields.  While investor interest in high yield asset classes continues to be strong, distressed credit trading was more subdued in the second quarter than during the first quarter of 2014.  Municipal securities as an asset class continue to outperform and experience increasing customer inflows benefiting our municipal securities business.  Yields in Europe also tightened during the second quarter and, during the latter part of the quarter, economic data for certain European countries negatively impacted results for the period from our international rates and mortgage businesses.  Futures sales and trading revenues for the three month 2014 period declined as compared to the same 2013 period primarily attributable to low volatility in the foreign currency markets as well as generally subdued client demand.

The first part of the six month 2014 period was characterized by weaker U.S. economic data, which continued to be mixed throughout the six month period.  Additionally, geopolitical factors created market uncertainty.  Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace.  These factors continued to motivate investors to take on more risk in search of yield, which has reduced demand in U.S. rates while benefiting other of our fixed income businesses.  Overall, volatility was low reducing client trading demand across most of the fixed income platform with the exception of increased customer flow in our municipal securities business.  Futures sales and trading revenues for the six month 2014 period were negatively impacted by challenging market conditions for foreign currency trading given political and economic instability in various global environments.

The second quarter of fiscal 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield.  However, in May 2013, the fixed income markets became concerned about a possible tapering of the quantitative easing program leading ultimately to negative returns for the period across nearly all of the U.S. fixed income markets.  Spreads tightened significantly in the U.S. rates market, with a significant sell-off in the market in May 2013 creating a challenging environment to monetize client flow.  Corporate credit spreads also compressed during the second quarter of 2013 and a difficult trading environment prevailed.  Conversely, spreads widened for mortgage products and market volatility was amplified during the period resulting in sizable write-downs in our inventory.  Municipal securities underperformed as an asset class as the yields compared to other asset classes when considering the risk of the asset class did not appear attractive to investors.  Our leverage credit business produced solid results as investors also sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market.  Additionally, foreign exchange revenues were negatively impacted by volatility in the markets.

Europe experienced strong trading volume as U.S. and Japanese investors began to search for yield, despite continuing macroeconomic and political risks in the eurozone.  International mortgage revenues benefited from the demand for European mortgage bonds in the second quarter of 2013.  Revenues in our international credit business were affected by an overall slowdown in market activity, as renewed uncertainty over the debt crisis in certain peripheral European countries remained.

Investment Banking Revenue

Jefferies provides a full range of capital markets and financial advisory services to its clients across most industry sectors in the Americas, Europe and Asia.  Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.  Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.

During Jefferies second quarter of 2014, strong equity and debt markets, low borrowing costs and an improving U.S. and European economic environment, increased the volume of both capital market transactions and mergers and acquisition activity compared to the same period last year.  From equity and debt capital raising activities, Jefferies generated $83.7 million and $147.0 million in revenues, respectively.  During that three month period, Jefferies completed 171 public and private debt financings that raised $42.5 billion and completed 42 public equity financings and one convertible offering that raised $12.6 billion (35 of which Jefferies acted as sole or joint bookrunner).  Financial advisory revenues totaled $100.4 million in the second quarter of 2014, during which Jefferies acted as financial advisor on 31 merger and acquisition transactions with an aggregate transaction value of $14.5 billion.

During the six month 2014 period, Jefferies generated from equity and debt capital raising activities $178.5 million and $320.0 million in revenues, respectively.  During that period, Jefferies completed 300 public and private debt financings that raised $95.6 billion and completed 79 public equity financings and 4 convertible offerings that raised $24.0 billion (68 of which Jefferies acted as sole or joint bookrunner).  Financial advisory revenues totaled $247.0 million, including revenues from 59 merger and acquisition transactions with an aggregate transaction value of $35.6 billion.

During Jefferies second quarter of 2013, capital markets revenue were driven by a higher number of debt capital market transactions as companies took advantage of record-low borrowing costs; however, the market weakened towards the end of May 2013 due to uncertainty regarding the timing of the Federal Reserve’s tapering of its stimulus plan.  Jefferies completed 138 public and private debt financings that raised a total of $54.4 billion during its second quarter of 2013.  Jefferies completed 38 public equity financings that raised $8.4 billion in capital (33 of which Jefferies acted as sole or joint bookrunner).

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

Included within Compensation and benefits expense are share-based amortization expenses for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $51.6 million and $117.7 million for Jefferies for the three and six month periods of 2014, respectively, and $67.1 million for the period from the Jefferies acquisition through June 30, 2013.  In addition, compensation and benefits expense for Jefferies for the three and six month 2014 periods includes approximately $3.9 million and $7.5 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.

Compensation and benefits as a percentage of Net revenues was 56.0% and 56.4% for the three and six month 2014 periods, respectively, and 57.4% for the period from the Jefferies acquisition through June 30, 2013.

Non-Compensation Expenses

Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, depreciation and amortization expense and other costs.  All of these expenses, other than floor brokerage and clearing fees and depreciation and amortization expense, are included within Selling, general and other expenses in the Consolidated Statements of Operations.  Floor brokerage and clearing expenses for the periods are reflective of the trading volumes in Jefferies fixed income and equities trading businesses.  Technology and communications expense includes costs associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to our global headquarters and executive offices.  Occupancy and equipment rental expense for the second quarter of 2014 reflects office re-configuration expenditure.  Seasonally higher Business development costs reflect continued efforts to build market share, including our loan origination business conducted through Jefferies Finance.  Professional services expense includes legal and consulting fees that continue to be incurred as part of implementing various regulatory requirements.

Non-compensation expenses include approximately $3.5 million and $7.0 million for the three and six month 2014 periods, respectively, in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting and $2.1 million and $4.2 million for the three and six month 2014 periods, respectively, in additional lease expense related to recognizing existing leases at their current market value.

Non-compensation expenses for Jefferies second quarter of 2013 include approximately $8.2 million in amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting and $9.0 million of costs related to the acquisition of Jefferies.  In addition, during the 2013 second quarter, a $7.3 million charge was recognized due to vacating certain office space.

Beef Processing Services

A summary of results of operations for National Beef for the three and six month periods ended June 30, 2014 and 2013 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Net revenues	$2,009,093	$1,920,423	$3,896,471	$3,709,865

Expenses:
Cost of sales	1,958,686	1,853,724	3,833,649	3,624,568
Compensation and benefits	10,460	8,406	21,159	16,571
Interest	3,803	3,233	6,913	6,484
Depreciation and amortization	21,195	21,855	41,955	43,588
Selling, general and other expenses	8,431	5,919	14,290	11,882
	2,002,575	1,893,137	3,917,966	3,703,093

Income (loss) before income taxes	$6,518	$27,286	$(21,495)	$6,772

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the three and six months of 2014 was largely unchanged from the comparable 2013 periods.

Revenues modestly increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013 due primarily to higher selling prices but fewer cattle processed.  Cost of sales increased during 2014 periods as compared to the comparable 2013 periods, as fed cattle prices continued to rise and reached record high level, due in part to the declining supply of fed cattle available for slaughter.  As a result, gross margins were compressed during these periods.

As more fully discussed in the 2013 10-K, during the fourth quarter of 2013 National Beef decided to close its beef processing facility located in Brawley, California; the facility was closed during the second quarter of 2014.  In addition to the long-lived asset impairment charge that it recorded in the fourth quarter of 2013, during the three and six months ended June 30, 2014, National Beef recognized $4.0 million and $6.2 million, respectively, of costs in connection with closing the Brawley facility.  These costs include employee separation and retention, systems decommissioning and various other expenses.  Of these amounts, during the three and six month 2014 periods, $2.1 million and $4.2 million, respectively, related to employee separation, which is included in compensation and benefits in the table above, and the various other costs are included in selling, general and other expenses in the table above.  National Beef does not expect to incur significant additional costs related to the closure of the Brawley facility in future periods.

During 2013, Walmart discontinued using National Beef as a provider of its consumer-ready products.  In addition to its Kansas City Steak Company facility, National Beef has two other consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and the other substantially so dedicated.  National Beef continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  If National Beef concludes its best course of action is to close any of these consumer-ready facilities, impairment charges may be recorded if the fair value of those facilities on a held for sale basis is less than the book value.

Other Operations

A summary of results of operations for other operations for the three and six month periods ended June 30, 2014 and 2013 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Net revenues	$113,803	$85,382	$210,387	$175,068

Expenses:
Cost of sales	82,645	67,927	153,357	127,546
Compensation and benefits	7,238	4,908	14,859	11,123
Interest	975	–	1,264	–
Depreciation and amortization	3,726	2,194	6,085	4,783
Selling, general and other expenses	25,233	32,468	58,337	59,043
	119,817	107,497	233,902	202,495

Loss before income taxes	$(6,014)	$(22,115)	$(23,515)	$(27,427)

Other operations primarily consist of manufacturing, energy projects and asset management.  The Leucadia asset management platform was newly formed during the third quarter of 2013.

Other operations also include our real estate properties and operations.  As discussed above, in March 2014, we sold to HomeFed substantially all of our real estate properties and operations in exchange for newly issued HomeFed common shares.  Under GAAP, we are not permitted to immediately recognize any gain on real estate sale transactions in which the seller does not receive cash; accordingly the gain on sale of approximately $27.1 million was deferred and will be recognized into income over time.

For the three and six month 2014 periods, revenues for manufacturing were $97.3 million and $182.6 million, respectively, and for the three and six month 2013 periods, were $80.4 million and $154.8 million, respectively.  For the three and six month 2014 periods, revenues for asset management were $9.5 million and $11.0 million, respectively.

For the three and six month 2014 periods, depreciation and amortization expenses for manufacturing were $3.5 million and $6.8 million, respectively, and for the three and six month 2013 periods, were $3.3 million and $6.7 million, respectively.  Certain of these amounts are classified within Cost of sales and Selling, general and other expenses.

Selling, general and other expenses include $12.8 million and $33.2 million for the three and six month 2014 periods, respectively, and $14.7 million and $28.0 million for the three and six month 2013 periods, respectively, related to the investigation and evaluation of our energy projects (principally professional fees and other costs).

Pre-tax income for manufacturing was $6.9 million and $14.3 million, respectively, for the three and six month 2014 periods and was $5.9 million and $14.2 million, respectively, for the three and six month 2013 periods.  Pre-tax income for asset management was $5.6 million and $4.1 million, respectively, for the three and six month 2014 periods.

Corporate

A summary of results of operations for corporate for the three and six month periods ended June 30, 2014 and 2013 is as follows (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Net revenues	$39,855	$18,411	$68,695	$436,896

Expenses:
Compensation and benefits	20,468	22,183	41,211	48,171
Interest	24,366	17,923	49,543	35,977
Depreciation and amortization	1,339	2,994	2,676	6,170
Selling, general and other expenses	8,476	9,139	21,170	31,465
	54,649	52,239	114,600	121,783

Income (loss) before income taxes	$(14,794)	$(33,828)	$(45,905)	$315,113

Net revenues for corporate include unrealized gains (losses) on corporate securities classified as trading assets for which the fair value option was elected.  Unrealized gains (losses) were $19.6 million and $32.2 million for the three and six month 2014 periods, respectively, and $182.7 million for the six month 2013 period.  Net realized securities gains for corporate aggregated $12.3 million and $17.1 million for three and six month 2014 periods, respectively, and $9.5 million and $239.4 million for the three and six month 2013 periods, respectively.  In the six month 2013 period, security gains include $227.6 million related to the sale of Inmet common shares.

The change in interest expense primarily reflects the issuance of $750.0 million principal amount of 5.50% Senior Notes due 2023 and $250.0 million principal amount of 6.625% Senior Notes due 2043 in October 2013 and the maturity of certain of our debt securities during 2013 and 2014.

Compensation and benefits includes accrued incentive bonus expenses of $6.3 million and $13.4 million, respectively, for the three and six month periods ended June 30, 2014 and $7.1 million and $14.3 million, respectively, for the three and six month periods ended June 30, 2013.  In addition, compensation and benefits for the six month 2013 period includes an accrual of $8.0 million related to retention agreements with certain executive officers.

Share-based compensation expense relating to grants made under our senior executive warrant plan and the fixed stock option plan was $1.9 million and $3.8 million, respectively, during the three and six month 2014 periods and $2.9 million and $4.7 million, respectively, during the three and six month 2013 periods.  Share-based compensation expense related to restricted stock awards was $4.5 million and $9.0 million, respectively, during the three and six month 2014 periods and $4.3 million for the three and six month 2013 periods.

Selling, general and other expenses for the three and six month periods ended June 30, 2013 include costs related to the acquisition of Jefferies of $0.8 million and $6.6 million, respectively, and for the six month 2013 period, consent fees of $2.3 million paid to amend a covenant in our senior note indenture.

Income Taxes

For the three and six months ended June 30, 2014, the provision for income taxes includes $24.7 million and $39.8 million, respectively, for state income taxes and $4.7 million and $10.7 million, respectively, for foreign income taxes.  For the three and six months ended June 30, 2013, the provision for income taxes includes $31.5 million and $42.0 million, respectively, for state and foreign income taxes.  For the six months ended June 30, 2013, the provision for income taxes also includes a charge of $12.3 million to write-off a portion of our net deferred tax asset for state income taxes, resulting from a change in our expected state filing positions as a result of the Jefferies acquisition and reflects certain non-deductible expenses.

For the six month period ended June 30, 2013, the income tax provision also includes the reversal of the December 31, 2012 deferred tax liability of $34.0 million related to our investment in Jefferies that we elected to account for under the fair value option prior to the acquisition.  Due to the acquisition, there was no net income tax provision recorded for income related to the fair value option for Jefferies for the six month period ended June 30, 2013; as a result the impact on the tax provision was a benefit of $65.2 million.

Associated Companies

Income (losses) related to associated companies includes the following for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Berkadia	$24,388	$30,844	$38,361	$49,431
Garcadia companies	14,043	11,244	25,302	20,115
Linkem	(4,723)	(6,920)	(10,559)	(13,522)
HomeFed	795	(355)	177	(596)
JHYH	–	–	–	7,178
Other	842	50	2,100	3,065

Total	$35,345	$34,863	$55,381	$65,671
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  The discussion of risk is presented separately for Jefferies and the balance of our company.  Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk.  Information related thereto required under this Item is contained in Item 7A in the 2013 10-K, and is incorporated by reference herein.  As more fully discussed elsewhere in this Report, we own approximately 41.6 million common shares of Harbinger Group Inc. (“Harbinger”), representing approximately 20% of Harbinger’s outstanding common shares, which are accounted for under the fair value option and included within Trading Assets at fair value of $528.3 million at June 30, 2014.  Assuming a decline of 10% in market prices, the value of our investment in Harbinger could decrease by approximately $53 million.

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

	Daily VaR (1)
	Value-at-Risk In Trading Portfolios

	VaR as of						VaR as of
	May 31,	Daily VaR for the Three Months Ended					February 28,	Daily VaR for the Three Months Ended
Risk Categories	2014	May 31, 2014					2014	February 28, 2014
		Average	High		Low			Average	High		Low
Interest Rates	$5.58	$6.82	$8.62		$5.58		$5.78	$7.09	$8.69		$5.78
Equity Prices	9.11	9.97	14.68		7.85		11.27	11.64	12.95		9.60
Currency Rates	1.14	0.67	1.95		0.26		0.75	1.14	4.05		0.15
Commodity Prices	0.48	1.11	2.14		0.25		0.83	0.92	1.57		0.35
Diversification Effect (2)	(0.11)	(3.63)	N/	A	N/	A	(3.03)	(4.52)	N/	A	N/	A
Firmwide	$16.20	$14.94	$19.68		$10.70		$15.60	$16.27	$18.05		$13.90

(1)	VaR is the potential loss in value of Jefferies trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR decreased to $14.94 million for the three months ended May 31, 2014 from $16.27 million for the three months ended February 28, 2014.  The decrease was primarily driven by lower equity price risk as a result of the sale of Jefferies holding in Harbinger Group Inc. to us in March 2014.  Jefferies also saw an increase in the diversification benefit across asset classes.  Market risk from interest rates, currency rates and commodity prices risk did not change significantly from the prior fiscal quarter.  Excluding the investment in Knight, the average VaR for the three months ended May 31, 2014 and February 28, 2014 was $8.63 million and $12.64 million, respectively.  Excluding both the investment in Knight and Harbinger, average VaR for the three months ended May 31, 2014 was $7.97 million.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended May 31, 2014, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.  Excluding trading losses associated with the daily marking to market of the position in Knight, there would have been no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2014 (in thousands):

10% Sensitivity

Private investments	$24,587
Corporate debt securities in default	4,386
Trade claims	4,673

There were 11 days with trading losses out of a total of 63 trading days in the three months ended May 31, 2014.  Excluding trading losses associated with the daily marking to market of the position in Knight and Harbinger, there would have been six days with trading losses.

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

Current counterparty credit exposures reflected in our Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013 are summarized in the table below and provided by credit quality, region and industry.  Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  Of the counterparty credit exposure at June 30, 2014, excluding cash and cash equivalents, 65% are investment grade counterparties, compared to 66% at December 31, 2013, and are mainly concentrated in North America.  Excluding cash and cash equivalents, current exposure has increased 19% to approximately $1.2 billion from $1.0 billion.  All business areas contributed to the increase over the quarter, with the largest increase from securities and margin finance.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
AAA Range	$—	$—	$0.3	$0.2	$—	$—	$0.3	$0.2	$3,217.3	$2,680.6	$3,217.6	$2,680.8
AA Range	—	—	117.9	104.8	10.5	14.7	128.4	119.5	162.2	144.1	290.6	263.6
A Range	—	—	453.9	374.4	65.4	56.7	519.3	431.1	575.9	734.7	1,095.2	1,165.8
BBB Range	69.4	71.0	53.5	39.9	27.6	16.2	150.5	127.1	2.9	1.7	153.4	128.8
BB or Lower	85.9	120.3	189.8	115.4	27.0	9.5	302.7	245.2	—	—	302.7	245.2
Unrated	94.6	86.6	2.7	—	28.9	18.6	126.2	105.2	—	—	126.2	105.2

Total	$249.9	$277.9	$818.1	$634.7	$159.4	$115.7	$1,227.4	$1,028.3	$3,958.3	$3,561.1	$5,185.7	$4,589.4

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Asia/Latin America/Other	$13.6	$—	$58.3	$30.9	$5.2	$11.6	$77.1	$42.5	$183.5	$183.3	$260.6	$225.8
Europe	—	—	232.0	180.3	56.3	47.6	288.3	227.9	359.7	269.3	648.0	497.2
North America	236.3	277.9	527.8	423.5	97.9	56.5	862.0	757.9	3,415.1	3,108.5	4,277.1	3,866.4

Total	$249.9	$277.9	$818.1	$634.7	$159.4	$115.7	$1,227.4	$1,028.3	$3,958.3	$3,561.1	$5,185.7	$4,589.4

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	June 30, 2014	December 31, 2013	June 30 , 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Asset Managers	$—	$—	$18.5	$7.1	$1.0	$0.5	$19.5	$7.6	$3,217.3	$2,680.7	$3,236.8	$2,688.3
Banks, Broker-dealers	—	—	409.1	354.9	93.8	73.8	502.9	428.7	741.0	880.4	1,243.9	1,309.1
Commodities	—	—	41.5	35.6	8.2	9.4	49.7	45.0	—	—	49.7	45.0
Other	249.9	277.9	349.0	237.1	56.4	32.0	655.3	547.0	—	—	655.3	547.0

Total	$249.9	$277.9	$818.1	$634.7	$159.4	$115.7	$1,227.4	$1,028.3	$3,958.3	$3,561.1	$5,185.7	$4,589.4

For additional information regarding credit exposure to OTC derivative contracts, see Note 6, Derivative Financial Instruments, in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013 (in millions):

	As of June 30, 2014
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Italy	$1,222.9	$(1,143.3)	$630.5	$0.9	$0.1	$—	$711.1	$711.1
Great Britain	398.0	(212.4)	96.4	84.7	27.3	184.1	394.0	578.1
Netherlands	616.6	(249.2)	(0.6)	13.0	1.7	—	381.5	381.5
Canada	145.8	(61.7)	30.6	148.2	6.6	3.7	269.5	273.2
Belgium	51.4	(24.4)	—	2.0	—	166.0	29.0	195.0
France	630.2	(334.5)	(155.3)	11.5	5.0	—	156.9	156.9
Puerto Rico	137.2	—	—	0.2	—	—	137.4	137.4
Hong Kong	23.7	(8.1)	—	3.1	—	105.2	18.7	123.9
Austria	131.7	(44.7)	—	1.2	—	0.6	88.2	88.8
Portugal	165.0	(99.9)	—	—	2.9	—	68.0	68.0

Total	$3,522.5	$(2,178.2)	$601.6	$264.8	$43.6	$459.6	$2,254.3	$2,713.9

	As of December 31, 2013
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$418.8	$(181.5)	$(27.2)	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	1.8	0.1	—	239.9	239.9
Canada	140.6	(59.0)	18.8	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	—	—	—	—	—	130.1	130.1
Luxembourg	75.0	(15.1)	—	0.1	—	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	0.3	—	104.3	15.0	119.3
Austria	130.2	(32.8)	—	5.0	—	0.1	102.4	102.5

Total	$3,370.0	$(1,909.0)	$(7.6)	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

The table below reflects Jefferies exposure to the sovereign debt and economic derivative positions of Greece, Ireland, Italy, Portugal, and Spain, and its exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at June 30, 2014.  This table is presented in a manner consistent with how Jefferies management views and monitors these exposures as part of its risk management framework.  Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries.  While the economic derivative positions are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of its positions.  Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security.  Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist.  Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

	As of June 30, 2014
	Fair Value			Notional Amount (3)
(in millions)	Long Debt Securities (1) (4)	Short Debt Securities (2) (4)	Net Cash Inventory	Long Derivatives		Short Derivatives		Net Derivatives	Total Net Exposure
Greece
Sovereigns	$5.2	$6.3	$(1.1)	$—		$—		$—	$(1.1)
Corporations	3.0	0.6	2.4	—		—		—	2.4
Financial Institutions	2.1	0.4	1.7	2.1		1.6		0.5	2.2
Total Greece	10.3	7.3	3.0	2.1		1.6		0.5	3.5

Ireland
Sovereigns	7.4	2.1	5.3	—		—		—	5.3
Corporations	2.5	8.6	(6.1)	2.4		2.4		—	(6.1)
Financial Institutions	19.5	5.0	14.5	—		—		—	14.5
Total Ireland	29.4	15.7	13.7	2.4		2.4		—	13.7

Italy
Sovereigns	1,024.1	1,124.5	(100.4)	965.6	(5)	335.7	(5)	629.8	529.4
Corporations	31.2	13.8	17.4	—		—		—	17.4
Financial Institutions	121.6	5.0	116.6	0.6		—		0.6	117.2
Structured Products	46.0	—	46.0	—		—		—	46.0
Total Italy	1,222.9	1,143.3	79.6	966.2		335.7		630.4	710.0

Portugal
Sovereigns	135.5	86.2	49.3	—		—		—	49.3
Corporations	0.3	0.9	(0.6)	—		—		—	(0.6)
Financial Institutions	18.4	12.8	5.6	—		—		—	5.6
Structured Products	10.8	—	10.8	—		—		—	10.8
Total Portugal	165.0	99.9	65.1	—		—		—	65.1

Spain
Sovereigns	134.5	223.6	(89.1)	—		—		—	(89.1)
Corporations	9.9	6.1	3.8	—		—		—	3.8
Financial Institutions	65.3	7.1	58.2	—		—		—	58.2
Structured Products	23.1	—	23.1	—		—		—	23.1
Total Spain	232.8	236.8	(4.0)	—		—		—	(4.0)

Total	$1,660.4	$1,503.0	$157.4	$970.7		$339.7		$630.9	$788.3

Total Sovereign	$1,306.7	$1,442.7	$(136.0)	$965.6		$335.7		$629.8	$493.8

Total Non-sovereign	$353.7	$60.3	$293.4	$5.1		$4.0		$1.1	$294.5

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

For Jefferies second quarter of 2014, its exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year		Total Average Balance
Financial instruments owned - Debt securities
Greece	$—	$6.2		$6.2
Ireland	2.6	2.4		5.0
Italy	1,018.9	2,124.7		3,143.6
Portugal	3.7	120.0		123.7
Spain	15.5	312.9		328.4

Total average fair value of long debt securities (1)	1,040.7	2,566.2		3,606.9

Financial instruments sold - Debt securities
Greece	—	2.7		2.7
Ireland	2.1	1.3		3.4
Italy	222.5	1,686.3		1,908.8
Portugal	0.1	78.9		79.0
Spain	38.8	361.9		400.7

Total average fair value of short debt securities	263.5	2,131.1		2,394.6

Total average net fair value of debt securities	777.2	435.1		1,212.3

Derivative contracts - long notional exposure Italy	—	131.4	(2)	131.4

Total average notional amount - long	—	131.4		131.4

Derivative contracts - short notional exposure Italy	—	340.7		340.7

Total average notional amount - short	—	340.7		340.7

Total average net derivative notional exposure (3)	—	(209.3)		(209.3)

Total average net exposure to select European countries	$777.2	$225.8		$1,003.0

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

	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$—	$—	$—
Ireland	4.9	74.8	(69.9)
Italy	1,214.4	1,355.2	(140.8)
Portugal	102.9	154.3	(51.4)
Spain	266.1	236.8	29.3

Total	$1,588.3	$1,821.1	$(232.8)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Collateral management of the risk due to exposure from these sovereign obligations is subject to Jefferies overall collateral and cash management risk framework.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 23, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended June 30, 2014:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2014 – April 30, 2014	40,747	$26.10	–	25,000,000
May 1, 2014 – May 31, 2014	21,115	$25.38	–	25,000,000
June 1, 2014 – June 30, 2014	104,073	$26.33	–	25,000,000
Total	165,935		–

(1)
Includes an aggregate of 165,935 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
   (Registrant)

Date:  August 7, 2014

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.