Form 10-Q
period 2014-09-30
LEUCADIA NATIONAL CORP
filed 2014-11-07
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
YES            ________   NO           X

The number of shares outstanding of each of the issuer’s classes of common stock at October 23, 2014 was 368,429,042.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2014 and December 31, 2013
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$4,247,878	$3,907,595
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,301,185	3,616,602
Financial instruments owned, including securities pledged of $14,263,610 and $13,253,537:
Trading assets, at fair value	19,241,659	16,699,542
Available for sale securities	1,866,415	2,866,143
Total financial instruments owned	21,108,074	19,565,685
Investments in managed funds	283,999	57,285
Loans to and investments in associated companies	1,508,997	1,258,341
Securities borrowed	6,270,452	5,359,846
Securities purchased under agreements to resell	4,570,533	3,746,920
Securities received as collateral	8,326	11,063
Receivables from brokers, dealers and clearing organizations	2,433,842	2,180,996
Receivables from customers of securities operations	1,660,122	1,046,945
Property, equipment and leasehold improvements, net	709,326	885,859
Intangible assets, net	1,004,933	1,020,529
Goodwill	1,749,372	1,748,099
Deferred tax asset, net	1,693,010	1,809,943
Other assets	2,177,752	1,651,073
Total	$52,727,801	$47,866,781

LIABILITIES
Short-term borrowings	$92,000	$12,000
Trading liabilities, at fair value	9,723,247	7,293,102
Securities loaned	2,468,513	2,506,122
Securities sold under agreements to repurchase	10,532,059	10,779,845
Other secured financings	729,338	234,711
Obligation to return securities received as collateral	8,326	11,063
Payables to brokers, dealers and clearing organizations	1,926,404	1,379,243
Payables to customers of securities operations	5,943,491	5,208,768
Trade payables, expense accruals and other liabilities	1,880,127	1,721,934
Long-term debt – parent company	1,444,941	1,541,014
Long-term debt – subsidiaries	7,174,256	6,639,851
Total liabilities	41,922,702	37,327,653

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	231,081	241,075
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
368,464,112 and 364,541,333 shares issued and outstanding, after deducting
47,453,647 and 46,695,470 shares held in treasury	368,464	364,541
Additional paid-in capital	5,021,746	4,881,031
Accumulated other comprehensive income	533,263	538,050
Retained earnings	4,461,634	4,318,840
Total Leucadia National Corporation shareholders’ equity	10,385,107	10,102,462
Noncontrolling interest	63,911	70,591
Total equity	10,449,018	10,173,053

Total	$52,727,801	$47,866,781
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Revenues:
Beef processing services	$1,983,058	$1,920,748	$5,872,424	$5,629,565
Commissions	159,085	138,736	488,526	285,584
Principal transactions	160,345	(41,171)	617,133	283,228
Investment banking	465,192	309,339	1,210,661	586,473
Interest income	257,124	236,388	805,796	506,790
Net realized securities gains	3,848	4,987	20,903	244,378
Other	185,012	140,014	435,040	355,483
Total revenues	3,213,664	2,709,041	9,450,483	7,891,501
Interest expense	210,021	176,989	652,353	386,579
Net revenues	3,003,643	2,532,052	8,798,130	7,504,922

Expenses:
Cost of sales	2,001,779	1,902,163	5,988,785	5,654,277
Compensation and benefits	516,635	321,663	1,506,635	771,405
Floor brokerage and clearing fees	56,030	34,500	159,673	67,491
Interest	29,499	17,234	87,219	59,761
Depreciation and amortization	46,464	47,049	132,594	120,524
Selling, general and other expenses	263,994	176,600	614,348	406,214
	2,914,401	2,499,209	8,489,254	7,079,672
Income from continuing operations before income
taxes and income related to associated companies	89,242	32,843	308,876	425,250
Income related to associated companies	28,917	23,889	84,298	89,560
Income from continuing operations before income taxes	118,159	56,732	393,174	514,810
Income tax provision	59,906	26,758	163,885	106,881
Income from continuing operations	58,253	29,974	229,289	407,929
Loss from discontinued operations, net of income tax
(benefit) of $(3,057), $(10,575), $(10,137) and $(20,738)	(5,676)	(19,751)	(18,825)	(38,941)
Gain on disposal of discontinued operations, net of
income tax provision of $4,407, $2,240, $4,407 and $2,272	7,685	4,160	8,185	4,220
Net income	60,262	14,383	218,649	373,208
Net (income) loss attributable to the noncontrolling interest	1,058	(253)	(567)	1,098
Net (income) loss attributable to the redeemable noncontrolling
interests	(5,625)	(10,132)	(966)	(11,239)
Preferred stock dividends	(1,016)	(1,027)	(3,047)	(2,381)
Net income attributable to Leucadia National
Corporation common shareholders	$54,679	$2,971	$214,069	$360,686

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended September 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.14	$.05	$.59	$1.18
Loss from discontinued operations	(.02)	(.05)	(.05)	(.11)
Gain on disposal of discontinued operations	.02	.01	.02	.01
Net income	$.14	$.01	$.56	$1.08

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.14	$.05	$.59	$1.16
Loss from discontinued operations	(.02)	(.05)	(.05)	(.11)
Gain on disposal of discontinued operations	.02	.01	.02	.01
Net income	$.14	$.01	$.56	$1.06

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$52,745	$18,321	$224,761	$394,656
Loss from discontinued operations, net of taxes	(5,751)	(19,510)	(18,877)	(38,190)
Gain on disposal of discontinued operations, net of taxes	7,685	4,160	8,185	4,220
Net income	$54,679	$2,971	$214,069	$360,686

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Net income	$60,262	$14,383	$218,649	$373,208
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$(6,014), $21,988, $(4,380) and $(1,800)	(10,832)	39,602	(7,889)	(3,242)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$860, $1,058, $(578) and $118,228	(1,549)	(1,907)	1,041	(212,944)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(6,874), $20,930, $(3,802)
and $(120,028)	(12,381)	37,695	(6,848)	(216,186)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(4,335), $381,
$(4,392) and $(299)	(16,553)	7,313	(13)	(5,379)
Less: reclassification adjustment for foreign exchange (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $149, $0, $149 and $0	(267)	–	(267)	–
Net change in unrealized foreign exchange gains (losses), net of
income tax provision (benefit) of $(4,484), $381, $(4,541) and $(299)	(16,820)	7,313	(280)	(5,379)

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $221, $(3),
$34 and $(7)	399	(6)	61	(12)
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit)
of $0, $0, $0 and $0	–	–	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $221, $(3), $34 and $(7)	399	(6)	61	(12)

Net pension and postretirement gains (losses) arising during the
period, net of income tax provision (benefit) of $0, $0, $0 and $0	–	–	–	–
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $(422), $(666), $(1,266) and $(1,998)	760	1,200	2,280	3,600
Net change in pension liability and postretirement benefits, net of
income tax provision (benefit) of $422, $666, $1,266 and $1,998	760	1,200	2,280	3,600

Other comprehensive income (loss), net of income taxes	(28,042)	46,202	(4,787)	(217,977)

Comprehensive income	32,220	60,585	213,862	155,231
Comprehensive (income) loss attributable to the noncontrolling interest	1,058	(253)	(567)	1,098
Comprehensive (income) loss attributable to the redeemable
noncontrolling interests	(5,625)	(10,132)	(966)	(11,239)
Preferred stock dividends	(1,016)	(1,027)	(3,047)	(2,381)

Comprehensive income attributable to Leucadia National
Corporation common shareholders	$26,637	$49,173	$209,282	$142,709

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013

Net cash flows from operating activities:
Net income	$218,649	$373,208
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	124,099	72,858
Depreciation and amortization of property, equipment and leasehold improvements	92,189	80,688
Other amortization	3,956	24,270
Share-based compensation	87,493	60,218
Provision for doubtful accounts	10,131	10,851
Net securities gains	(20,903)	(244,378)
Income related to associated companies	(157,937)	(144,753)
Distributions from associated companies	130,930	92,582
Net (gains) losses related to real estate, property and equipment, and other assets	(29,584)	5,752
Gain on disposal of discontinued operations	(12,592)	(6,492)
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited
with clearing and depository organizations	316,049	269,786
Trading assets	(2,781,472)	2,508,548
Investments in managed funds	(82,776)	4,079
Securities borrowed	(908,113)	(5,251)
Securities purchased under agreements to resell	(820,235)	(846,206)
Receivables from brokers, dealers and clearing organizations	(298,153)	(300,959)
Receivables from customers of securities operations	(612,457)	(51,942)
Other assets	(242,362)	(85,601)
Trading liabilities	2,634,241	(3,127,918)
Securities loaned	(40,086)	679,305
Securities sold under agreements to repurchase	(252,215)	2,894,054
Payables to brokers, dealers and clearing organizations	638,448	(727,408)
Payables to customers of securities operations	730,493	(607,034)
Trade payables, expense accruals and other liabilities	40,912	12,811
Other	(32,979)	(2,335)
Net cash provided by (used for) operating activities	(1,264,274)	938,733

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(468,669)	(89,387)
Acquisitions of and capital expenditures for real estate investments	(2,112)	(18,012)
Proceeds from disposals of real estate, property and equipment, and other assets	49,628	21,930
Net change in restricted cash	5,000	86
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	223,373	3,965
Cash acquired upon acquisition of Jefferies Group LLC	–	3,017,958
Acquisitions, net of cash acquired	(59,378)	–
Cash paid and cash of real estate operations sold to HomeFed Corporation	(19,730)	–
Advances on notes and other receivables	(8,500)	(1,934)
Collections on notes, loans and other receivables	19,240	15,659
Loans to and investments in associated companies	(1,320,588)	(1,199,290)
Capital distributions and loan repayment from associated companies	1,301,118	1,380,925
Deconsolidation of asset management entities	(207,965)	–
Purchases of investments (other than short-term)	(1,473,934)	(1,987,973)
Proceeds from maturities of investments	920,949	1,679,127
Proceeds from sales of investments	1,542,798	1,572,221
Other	1,212	322
Net cash provided by investing activities	502,442	4,395,597
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the periods ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,001,510	$849,842
Change in short-term borrowings	80,000	(50,000)
Reduction of debt	(394,985)	(1,554,564)
Net proceeds from other secured financings	494,627	105,000
Issuance of common shares	1,295	2,068
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	–	(21,042)
Net distributions to redeemable noncontrolling interests	(2,765)	(8,073)
Distributions to noncontrolling interests	(2,152)	(313,574)
Contributions from noncontrolling interests	44,557	20,765
Purchase of common shares for treasury	(54,190)	(31,188)
Dividends paid	(69,785)	(68,283)
Other	1,640	2,358
Net cash provided by (used for) financing activities	1,099,752	(1,066,691)

Effect of foreign exchange rate changes on cash	2,363	(3,506)

Net increase in cash and cash equivalents	340,283	4,264,133
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	3,907,595	145,960
Cash and cash equivalents at September 30, including cash classified as assets of
discontinued operations	$4,247,878	$4,410,093

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$833,594	$521,394
Income tax payments (refunds), net	$5,475	$42,395

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$–	$3,385,699
Issuance of mandatorily redeemable convertible preferred shares for
acquisition of Jefferies Group LLC	$–	$125,000

Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd.,
which was spun off	$–	$175,958
Issuance of common shares for debt conversion	$97,546	$–

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2014 and 2013
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interest	Total

Balance, January 1, 2013	$244,583	$1,577,528	$705,129	$4,240,028	$6,767,268	$367	$6,767,635
Net income				360,686	360,686	(1,098)	359,588
Other comprehensive loss, net of taxes			(217,977)		(217,977)		(217,977)
Acquisition of Jefferies Group LLC	119,363	3,266,336			3,385,699	356,180	3,741,879
Distribution of common shares of Crimson
Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests					–	20,765	20,765
Distributions to noncontrolling interests					–	(354,373)	(354,373)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	–
Change in fair value of redeemable
noncontrolling interests		41,195			41,195		41,195
Exercise of options to purchase common
shares, including excess tax benefit	58	1,280			1,338		1,338
Purchase of common shares for treasury	(1,110)	(30,078)			(31,188)		(31,188)
Share-based compensation expense		60,218			60,218		60,218
Dividends ($.1875 per common share)				(69,827)	(69,827)		(69,827)
Other	1,673	3,690			5,363		5,363

Balance, September 30, 2013	$364,567	$4,915,747	$487,152	$4,333,887	$10,101,353	$26,263	$10,127,616

Balance, January 1, 2014	$364,541	$4,881,031	$538,050	$4,318,840	$10,102,462	$70,591	$10,173,053
Net income				214,069	214,069	567	214,636
Other comprehensive loss, net of taxes			(4,787)		(4,787)		(4,787)
Contributions from noncontrolling interests					–	62,519	62,519
Distributions to noncontrolling interests					–	(3,954)	(3,954)
Deconsolidation of asset management entities					–	(77,475)	(77,475)
Change in interest in consolidated subsidiary		(3,086)			(3,086)	3,086	–
Change in fair value of redeemable
noncontrolling interests		10,588			10,588		10,588
Exercise of options to purchase common
shares, including excess tax benefit	7	155			162		162
Issuance of common shares for debt
conversion	4,606	92,940			97,546		97,546
Purchase of common shares for treasury	(2,004)	(52,186)			(54,190)		(54,190)
Share-based compensation expense		87,493			87,493		87,493
Dividends ($.1875 per common share)				(71,275)	(71,275)		(71,275)
Other	1,314	4,811			6,125	8,577	14,702

Balance, September 30, 2014	$368,464	$5,021,746	$533,263	$4,461,634	$10,385,107	$63,911	$10,449,018

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Nature of Operations

Leucadia National Corporation (“Leucadia” or the “Company”) is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including investment banking and capital markets (Jefferies Group), beef processing (National Beef Packing Company), manufacturing (Conwed Plastics and Idaho Timber), oil and gas exploration and production (Juneau Energy and Vitesse Energy) and asset management (Leucadia Asset Management).  We also own equity interests in businesses which are not consolidated, including Harbinger Group Inc. (diversified holding company), HomeFed Corporation (real estate), Berkadia Commercial Mortgage LLC (commercial mortgage banking and servicing), Linkem S.p.A. (wireless broadband services provider in Italy), Garcadia (automobile dealerships) and Golden Queen Mining Company, LLC (development of a gold and silver mining project).  We continuously review and consider new and add-on acquisitions and investments in businesses, securities and assets.  Changes in the scale and mix of our businesses and investments should be expected.

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

Jefferies Finance is our joint venture through Jefferies with Babson Capital Management LLC and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.

Through Jefferies we also have a 48.5% voting interest in Jefferies LoanCore, a joint venture with the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States.

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of September 2014 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Quarterly Report on Form 10-Q, and have concluded that no additional disclosures or adjustments are warranted.

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

Conwed Plastics manufactures and markets lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration and consumer products and other purposes.  Conwed Plastics has four domestic manufacturing facilities, and it owns and operates a manufacturing and sales facility in Belgium.

Idaho Timber is engaged in the manufacture and/or distribution of various wood products, including the following principal product lines:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4” radius-edge, pine decking.  Idaho Timber operates ten facilities located in the U.S.

Juneau Energy, LLC engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.  Vitesse Energy, LLC acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota.

We own approximately 20% of Harbinger, a diversified holding company that operates in four business segments: consumer products, insurance, energy and asset management.  Harbinger is a public company traded on the NYSE.

We own approximately 65% of HomeFed, which owns and develops real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board.  During 2014, we sold substantially all of our standalone real estate operations to HomeFed; see Notes 10 and 24 for more information.

Berkadia, our 50-50 joint venture with Berkshire Hathaway, originates and brokers commercial real estate loans under various programs and services commercial real estate loans in the U.S.

We own approximately 40% of the common shares of Linkem and a convertible note which, if converted, would increase our ownership to approximately 53% of Linkem’s common shares.  Linkem provides residential broadband services using Wimax and LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives.

Garcadia is a joint venture that owned and operated 23 automobile dealerships in the U.S. as of September 30, 2014 and currently owns and operates 26 such dealerships.

Golden Queen Mining Company, LLC owns the Soledad Mountain project, a fully-permitted, open pit, heap leach gold and silver project in Kern County, California.  We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen Mining Company, LLC for the development and operation of the project. Our effective ownership of Golden Queen Mining Company, LLC is approximately 34%.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Annual Report on Form 10-K.  These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

Certain amounts have been reclassified to be consistent with the 2014 presentation.

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

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance will be effective for interim and annual periods beginning after December 15, 2016.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements to the extent applicable.

Repurchase Agreements.  In June 2014, the FASB issued new guidance that changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2014.  We do not expect this guidance to significantly affect our consolidated results of operations, financial condition or cash flows and will provide the additional disclosures in our consolidated financial statements.

Note 3.  Acquisitions

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

The fair value of Jefferies customer relationships and tradename were estimated using an income approach which calculates the present value of the estimated future net economic benefits of the assets over their estimated remaining life.  Replacement cost was used to estimate the fair value of internally developed software and exchange and clearing organization memberships based on the premise that a prudent investor would not pay more for an asset than its replacement cost.  The fair values of trading assets and trading liabilities were determined based upon the methodologies disclosed in Note 4 below.  The fair value of long-term debt was principally based on prices observed for recently executed market transactions or based on valuations received from third-party brokers.  The fair value of noncontrolling interests, which principally represented third-party investors in JHYH, and the fair value of mandatorily redeemable preferred interests in JHYH held by us, was the estimated redemption value of those interests, which was based on their share of the underlying net assets in JHYH.  JHYH net assets were valued using the methodologies disclosed in Note 4 below.  The third-party interests in JHYH have been redeemed and our interest contributed to Jefferies capital.  Approximately $111.5 million of the goodwill recorded at acquisition is deductible for income tax purposes.

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

Presented below for the three and nine months ended September 30, 2013, are unaudited pro forma operating results assuming the acquisition of Jefferies had occurred on January 1, 2012 (in thousands, except per share amounts):

	For the Three Month	For the Nine Month
	Period Ended	Period Ended
	September 30, 2013	September 30, 2013

Net revenues	$2,532,052	$8,163,099
Net income attributable to Leucadia National Corporation
common shareholders	$5,203	$258,606
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$0.01	$0.67
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$0.01	$0.67

Pro forma adjustments for Jefferies principally reflect an increase to amortization expenses related to the fair value of amortizable intangible assets, a reduction to interest expense for the amortization of the premium recorded to reflect long-term debt at fair value and to reflect the costs related to the acquisition as if they had occurred in the period beginning January 1, 2012.  In addition, the pro forma adjustments reflect the elimination from Net revenues amounts recognized from the application of the fair value option to our investment in Jefferies for periods prior to March 1, 2013, as more fully described in Note 4.  Pro forma adjustments also include the removal of the deferred tax liability reversal related to our investment in Jefferies for periods prior to March 1, 2013 ($34.0 million).  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of January 1, 2012.

Note 4.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,141,769	$336,954	$7,777	$–	$3,486,500
Corporate debt securities	–	3,294,075	36,884	–	3,330,959
Collateralized debt obligations	–	258,442	43,740	–	302,182
U.S. government and federal agency securities	3,375,064	108,067	2,494	–	3,485,625
Municipal securities	–	468,656	–	–	468,656
Sovereign obligations	1,570,726	840,524	–	–	2,411,250
Residential mortgage-backed securities	–	2,456,612	81,034	–	2,537,646
Commercial mortgage-backed securities	–	942,224	19,327	–	961,551
Other asset-backed securities	–	80,556	2,079	–	82,635
Loans and other receivables	–	1,419,105	188,025	–	1,607,130
Derivatives	91,950	3,414,340	1,204	(3,148,819)	358,675
Investments at fair value	–	5,541	139,478	–	145,019
Physical commodities	–	63,831	–	–	63,831
Total trading assets	$8,179,509	$13,688,927	$522,042	$(3,148,819)	$19,241,659

Level 3 trading assets for which we do not bear
economic exposure (3)			(18,948)
Level 3 trading assets for which we do bear
economic exposure			$503,094

Available for sale securities:
Corporate equity securities	$88,744	$–	$–	$–	$88,744
Corporate debt securities	–	30,587	–	–	30,587
U.S. government securities	866,867	–	–	–	866,867
Residential mortgage-backed securities	–	596,378	–	–	596,378
Commercial mortgage-backed securities	–	46,198	–	–	46,198
Other asset-backed securities	–	237,641	–	–	237,641
Total available for sale securities	$955,611	$910,804	$–	$–	$1,866,415
Cash and cash equivalents	$4,247,878	$–	$–	$–	$4,247,878
Investments in managed funds	$–	$225,677	$58,322	$–	$283,999
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (4)	$3,301,185	$–	$–	$–	$3,301,185
Securities received as collateral	$8,326	$–	$–	$–	$8,326

Liabilities:
Trading liabilities:
Corporate equity securities	$1,749,610	$66,422	$38	$–	$1,816,070
Corporate debt securities	–	1,617,826	242	–	1,618,068
Collateralized debt obligations	–	500	–	–	500
U.S. government and federal agency securities	2,851,698	–	–	–	2,851,698
Sovereign obligations	1,457,265	824,142	–	–	2,281,407
Residential mortgage-backed securities	–	3,114	–	–	3,114
Loans	–	825,758	6,661	–	832,419
Derivatives	230,856	3,161,500	14,784	(3,140,135)	267,005
Physical commodities	–	52,966	–	–	52,966
Total trading liabilities	$6,289,429	$6,552,228	$21,725	$(3,140,135)	$9,723,247
Other secured financings	$–	$–	$31,666	$–	$31,666
Obligation to return securities received as collateral	$8,326	$–	$–	$–	$8,326

	December 31, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$1,957,963	$175,493	$9,884	$–	$2,143,340
Corporate debt securities	–	2,961,857	25,666	–	2,987,523
Collateralized debt obligations	–	182,095	37,216	–	219,311
U.S. government and federal agency securities	2,293,221	40,389	–	–	2,333,610
Municipal securities	–	664,054	–	–	664,054
Sovereign obligations	1,458,803	889,685	–	–	2,348,488
Residential mortgage-backed securities	–	2,932,268	105,492	–	3,037,760
Commercial mortgage-backed securities	–	1,130,410	17,568	–	1,147,978
Other asset-backed securities	–	55,475	12,611	–	68,086
Loans and other receivables	–	1,203,238	145,890	–	1,349,128
Derivatives	40,952	2,472,238	1,493	(2,253,589)	261,094
Investments at fair value	–	40	101,242	–	101,282
Physical commodities	–	37,888	–	–	37,888
Total trading assets	$5,750,939	$12,745,130	$457,062	$(2,253,589)	$16,699,542

Available for sale securities:
Corporate equity securities	$252,531	$–	$–	$–	$252,531
Corporate debt securities	–	51,163	–	–	51,163
U.S. government securities	1,781,266	–	–	–	1,781,266
Residential mortgage-backed securities	–	579,162	–	–	579,162
Commercial mortgage-backed securities	–	17,985	–	–	17,985
Other asset-backed securities	–	184,036	–	–	184,036
Total available for sale securities	$2,033,797	$832,346	$–	$–	$2,866,143
Cash and cash equivalents	$3,907,595	$–	$–	$–	$3,907,595
Investments in managed funds	$–	$–	$57,285	$–	$57,285
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (4)	$3,616,602	$–	$–	$–	$3,616,602
Securities received as collateral	$11,063	$–	$–	$–	$11,063

Liabilities:
Trading liabilities:
Corporate equity securities	$1,804,392	$40,358	$38	$–	$1,844,788
Corporate debt securities	–	1,346,078	–	–	1,346,078
U.S. government and federal agency securities	1,324,326	–	–	–	1,324,326
Sovereign obligations	1,360,269	471,088	–	–	1,831,357
Residential mortgage-backed securities	–	34,691	–	–	34,691
Loans	–	672,838	22,462	–	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	–	36,483	–	–	36,483
Total trading liabilities	$4,532,816	$5,081,999	$30,898	$(2,352,611)	$7,293,102
Other secured financings	$–	$31,000	$8,711	$–	$39,711
Obligation to return securities received as collateral	$11,063	$–	$–	$–	$11,063

(1)	There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014. During the year ended December 31, 2013, listed equity options with a fair value of $403.0 million within Trading assets and $423.0 million within Trading liabilities were transferred from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Consists of assets which are financed by nonrecourse secured financing.
(4)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $564.3 million and $304.2 million at September 30, 2014 and December 31, 2013, respectively.

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

	September 30, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (2)	$141,448	$–	Monthly/Quarterly
High Yield Hedge Funds (3)	210	–	–
Fund of Funds (4)	334	94	–
Equity Funds (5)	69,232	26,023	–
Convertible Bond Funds (6)	3,590	–	At Will
Multi-strategy Fund (7)	104,122	–	–
Total (8)	$318,936	$26,117

	December 31, 2013
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (2)	$20,927	$–	Monthly/Quarterly
High Yield Hedge Funds (3)	244	–	–
Fund of Funds (4)	494	94	–
Equity Funds (5)	66,495	40,816	–
Convertible Bond Funds (6)	3,473	–	At Will
Total (8)	$91,633	$40,910

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds’ capital statements.
(2)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors.  At September 30, 2014 and December 31, 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 to 65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $118.0 million at September 30, 2014.

(3)
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

(4)
Includes investments in fund of funds that invest in various private equity funds.  At September 30, 2014 and December 31, 2013, approximately 96% and 98%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At September 30, 2014 and December 31, 2013, investments representing approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.  The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.  At September 30, 2014 and December 31, 2013, this category includes investments in equity funds managed by us with a fair value of $58.8 million and $54.4 million, respectively, and unfunded commitments of $24.4 million and $39.2 million, respectively.

(6)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(7)
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

(8)
Investments at fair value in the Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013, include $110.1 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

Other Secured Financings

Other secured financings includes the notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices.  In addition, at September 30, 2014, Other secured financings includes $12.7 million related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	September 30, 2014		December 31, 2013
	Trading Assets	Trading Liabilities	Trading Assets	Trading Liabilities

Exchange closing prices	13%	18%	12%	25%
Recently observed transaction prices	3%	3%	5%	4%
External pricing services	70%	72%	68%	66%
Broker quotes	4%	3%	3%	3%
Valuation techniques	10%	4%	12%	2%
	100%	100%	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2014 (in thousands):

Three Months Ended September 30, 2014
	Balance, June 30, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2014 (1)

Assets:
Trading assets:
Corporate equity securities	$16,402	$(480)	$4,528	$(529)	$–	$–	$(12,144)	$7,777	$(286)
Corporate debt securities	31,648	5,454	21,793	(15,713)	(34)	–	(6,264)	36,884	3,470
Collateralized debt obligations	42,313	(845)	7,613	(15,204)	–	–	9,863	43,740	(1,575)
U.S. government and federal
agency securities	–	(11)	2,505	–	–	–	–	2,494	(11)
Residential mortgage-backed
securities	71,962	(2,557)	3,981	(9,635)	(325)	–	17,608	81,034	(302)
Commercial mortgage-backed
securities	24,246	(256)	641	(7,068)	–	–	1,764	19,327	(832)
Other asset-backed securities	45,444	1,272	50,620	(49,411)	(8,774)	–	(37,072)	2,079	(3)
Loans and other receivables	138,643	(8,074)	194,387	(96,340)	(40,617)	–	26	188,025	(7,967)
Investments at fair value	140,452	706	500	(7,232)	(305)	–	5,357	139,478	815
Investments in managed funds	56,119	734	1,469	–	–	–	–	58,322	734

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$–	$38	$–
Corporate debt securities	2,780	(101)	(2,566)	–	–	–	129	242	67
Net derivatives (2)	15,282	(1,632)	(74)	74	(70)	–	–	13,580	70
Loans	31,534	–	(16,307)	–	–	–	(8,566)	6,661	–
Other secured financings	20,288	–	–	–	(7,570)	18,948	–	31,666	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended September 30, 2014

During the three months ended September 30, 2014, transfers of assets of $87.8 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $30.1 million, commercial mortgage-backed securities of $6.8 million and other asset-backed securities of $1.5 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $25.1 million and investments at fair value of $5.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Collateralized debt obligations of $15.2 million which have little to no transparency related to trade activity.

During the three months ended September 30, 2014, transfers of assets of $108.6 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $12.5 million, commercial mortgage-backed securities of $5.0 million and other asset-backed securities of $38.6 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $5.3 million and loans and other receivables of $25.1 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $13.9 million due to an increase in observable market transactions.

During the three months ended September 30, 2014, there were transfers of loan liabilities of $8.6 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net losses on Level 3 assets were $4.1 million and net gains on Level 3 liabilities were $4.2 million for the three months ended September 30, 2014.  Net losses on Level 3 assets were primarily due to decreased valuations of certain loans and other receivables, residential and commercial mortgage-backed securities, collateralized debt obligations and corporate equity securities, partially offset by an increase in valuation of certain corporate debt securities, other asset-backed securities and investments in managed funds.  Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments and certain corporate debt securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2014 (in thousands):

Nine Months Ended September 30, 2014
	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2014 (1)

Assets:
Trading assets:
Corporate equity securities	$9,884	$(1,528)	$36,661	$(31,444)	$–	$–	$(5,796)	$7,777	$(400)
Corporate debt securities	25,666	10,727	137,164	(128,733)	–	–	(7,940)	36,884	10,177
Collateralized debt obligations	37,216	5,198	94,743	(99,661)	–	–	6,244	43,740	(6,283)
U.S. government and federal
agency securities	–	(11)	2,505	–	–	–	–	2,494	(11)
Residential mortgage-backed
securities	105,492	(6,974)	44,454	(65,229)	(812)	–	4,103	81,034	(3,564)
Commercial mortgage-backed
securities	17,568	(3,120)	34,959	(32,774)	(1,315)	–	4,009	19,327	(3,380)
Other asset-backed securities	12,611	256	52,495	(52,282)	(8,804)	–	(2,197)	2,079	–
Loans and other receivables	145,890	(9,028)	247,383	(147,851)	(61,791)	–	13,422	188,025	(8,961)
Investments at fair value	101,242	30,393	30,660	(20,954)	(945)	–	(918)	139,478	15,904
Investments in managed funds	57,285	(10,515)	14,875	–	–	–	(3,323)	58,322	(10,515)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$–	38	$–
Corporate debt securities	–	163	(7)	97	–	–	(11)	242	163
Net derivatives (2)	6,905	9,959	(124)	(76)	248	–	(3,332)	13,580	(10,519)
Loans	22,462	–	(15,472)	3,549	–	–	(3,878)	6,661	–
Other secured financings	8,711	–	–	–	(16,684)	39,639	–	31,666	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

During the nine months ended September 30, 2014, transfers of assets of $79.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $27.2 million, commercial mortgage-backed securities of $4.6 million and other asset-backed securities of $1.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $31.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Collateralized debt obligations of $7.5 million which have little to no transparency related to trade activity;
•	Investments at fair value of $6.5 million due to a lack of observable market transactions.

During the nine months ended September 30, 2014, transfers of assets of $71.8 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $23.1 million, commercial mortgage-backed securities of $0.5 million and other asset-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $1.3 million, loans and other receivables of $18.0 million and investments at fair value of $7.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $6.5 million, corporate debt securities of $8.0 million and investments in managed funds of $3.5 million due to an increase in observable market transactions.

During the nine months ended September 30, 2014, there were transfers of loan liabilities of $3.9 million from Level 3 to Level 2 and transfers of net derivative liabilities of $3.3 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in the valuing of derivative contracts, respectively.

Net gains on Level 3 assets were $15.4 million and net losses on Level 3 liabilities were $2.0 million for the nine months ended September 30, 2014.  Net gains on Level 3 assets were primarily due to increased valuations of certain investments at fair value, corporate debt securities and collateralized debt obligations, partially offset by a decrease in valuation of certain residential and commercial mortgage-backed securities, loans and other receivables, corporate equity securities and investments in managed funds.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2013 (in thousands):

Three Months Ended September 30, 2013 (3)

	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Ending Balance	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2013 (1)

Assets:
Trading assets:
Corporate equity securities	$19,577	$(788)	$–	$(930)	$–	$(1,780)	$16,079	$(786)
Corporate debt securities	18,615	(4,285)	68	(571)	–	6,806	20,633	(4,342)
Collateralized debt obligations	45,124	(1,903)	8,222	(4,236)	–	(1,335)	45,872	(2,388)
Residential mortgage-backed
securities	143,766	(1,876)	33,831	(50,938)	(2,306)	9,706	132,183	(3,898)
Commercial mortgage-backed
securities	16,068	2,033	130	(310)	(3,703)	205	14,423	(1,106)
Other asset-backed securities	1,444	2,170	7,576	(3,279)	–	659	8,570	2,142
Loans and other receivables	117,496	(198)	52,246	(12,139)	(25,395)	(1,558)	130,452	609
Investments at fair value	76,364	1,848	–	(101)	(710)	(3,949)	73,452	2,002
Investments in managed funds	55,141	4,034	6,598	–	(9,876)	–	55,897	4,034

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$38	$–
Net derivatives (2)	10,799	3,899	–	–	(60)	–	14,638	(3,899)
Loans	15,212	–	(14,952)	716	–	–	976	–
Other secured financings	2,294	731	–	–	–	–	3,025	(731)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
(3)	There were no issuances during the three months ended September 30, 2013.

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the period from the Jefferies acquisition through September 30, 2013 (in thousands):

Period from the Jefferies Acquisition through September 30, 2013 (3)
	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Ending Balance	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2013 (1)

Assets:
Trading assets:
Corporate equity securities	$13,234	$1,053	$213	$(753)	$266	$2,066	$16,079	$1,243
Corporate debt securities	31,820	(17,415)	708	(2,556)	–	8,076	20,633	(6,933)
Collateralized debt obligations	29,776	(2,008)	43,152	(27,676)	–	2,628	45,872	(3,830)
Residential mortgage-backed
securities	169,426	5,594	79,531	(105,671)	(4,851)	(11,846)	132,183	586
Commercial mortgage-backed
securities	17,794	(735)	1,533	(3,054)	(5,281)	4,166	14,423	(5,007)
Other asset-backed securities	1,252	2,168	7,618	(3,127)	–	659	8,570	2,077
Loans and other receivables	170,986	(5,103)	206,672	(26,630)	(213,662)	(1,811)	130,452	(8,063)
Investments at fair value	70,067	653	5,000	(102)	(3,204)	1,038	73,452	668
Investments in managed funds	59,976	3,108	9,130	–	(16,439)	122	55,897	3,108

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$38	$–
Residential mortgage-backed
securities	1,542	(1,542)	–	–	–	–	–	–
Net derivatives (2)	11,185	3,453	–	–	–	–	14,638	(3,453)
Loans	7,398	–	(20,221)	13,799	–	–	976	–
Other secured financings	–	731	–	–	–	2,294	3,025	(731)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
(3)	There were no issuances.

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

September 30, 2014

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$7,777
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.05	–
			Transaction Level	2.95	–

Corporate debt securities	$34,965	Market approach	Yield	3.7% to 4.4%	4.2%
		Convertible bond model	Discount rate/yield	31.9%	–
		Discounted cash flows	Constant prepayment rate	20.0%	–
			Constant default rate	2.0%	–
			Loss severity	25.0%	–
			Yield	16.0%	–

Collateralized debt obligations	$41,690	Discounted cash flows	Constant prepayment rate	10% to 20%	15.29%
			Constant default rate	2%	–
			Loss severity	25% to 95%	55.70%
			Yield	0% to 47.3%	7.83%

U.S. government and federal agency securities	$2,494	Market approach	Transaction level	$100	–

Residential mortgage-backed securities	$81,034	Discounted cash flows	Constant prepayment rate	3% to 50%	11.9%
			Constant default rate	1% to 100%	14.5%
			Loss severity	20% to 80%	48.4%
			Yield	1.2% to 12.6%	6.0%

Commercial mortgage-backed securities	$19,327	Discounted cash flows	Yield	7.6% to 15%	11.6%
			Cumulative loss rate	4.6% to 74%	16.7%

Other asset-backed securities	$2,079	Discounted cash flows	Constant prepayment rate	0%	–
			Constant default rate	0%	–
			Loss severity	0%	–
			Yield	7%	–

Loans and other receivables	$179,189	Comparable pricing	Comparable bond or loan price	$92.5 to $100	$99.63
		Market approach	Yield	2.6% to 4.6%	3.9%
			EBITDA (a) multiple	3.05 to 7	6.64
		Scenario analysis	Estimated recovery percentage	10.33% to 81.3%	70.9%

Investments at fair value
Private equity securities	$52,226	Comparable pricing	Comparable share price	$26.80	–
		Market approach	Transaction Level	$50.36	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives
Unfunded commitments	$14,784	Comparable pricing	Comparable loan price	$93.5 to $99.625	$94.64
		Market approach	Yield	4.582%	–

December 31, 2013

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%	–

Corporate debt securities	$17,699	Scenario analysis	Estimated recovery percentage	24%	–
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%	–

Collateralized debt obligations	$34,316	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%

Residential mortgage-backed securities	$105,492	Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568	Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611	Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931	Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9	–
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives
Loan commitments	$1,493	Comparable pricing	Comparable bond or loan price	$100.875	–

Investments at fair value
Private equity securities	$30,203	Comparable pricing	Comparable share price	$414	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives
Equity options	$8,398	Option model	Volatility	36.25% to 41%	39%

Loans	$8,106	Comparable pricing	Comparable bond or loan price	$101.88	–

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At September 30, 2014 and December 31, 2013, asset exclusions consisted of $101.3 million and $127.7 million, respectively, primarily comprised of investments in private equity securities, investments in reinsurance contracts and certain corporate loans.  At September 30, 2014 and December 31, 2013, liability exclusions consisted of $6.7 million and $14.4 million, respectively, of corporate loan commitments.

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

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading assets - Derivatives and Trading liabilities – Derivatives.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis.  We have also elected the fair value option for certain financial instruments held by Jefferies subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, Receivables from brokers, dealers and clearing organizations, Receivables from customers of securities operations, Payables to brokers, dealers and clearing organizations and Payables to customers of securities operations, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013
Financial Instruments Owned:
Loans and other receivables	$(15,002)	$1,097	$(12,841)	$2,284

Financial Instruments Sold:
Loans	$103	$–	$(751)	$–
Loan commitments	$1,338	$4,440	$(10,299)	$(2,059)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	September 30, 2014	December 31, 2013

Loans and other receivables (1)	$333,925	$264,896
Loans and other receivables greater than 90 days past due (1)	$4,443	$–
Loans and other receivables on nonaccrual status (1) (2)	$(42,085)	$–

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.
(2)	Amount includes all loans and other receivables greater than 90 or more days past due.

The aggregate fair value of loans and other receivables that were 90 or more days past due was $1.2 million and $0 million at September 30, 2014 and December 31, 2013.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 or more days past due, was $305.6 million at September 30, 2014.  There were no loan receivables on nonaccrual status at December 31, 2013.

Prior to the completion of the Jefferies acquisition, we elected the fair value option for our investment in Jefferies, commencing on the date Jefferies became subject to the equity method of accounting.  The increase in the fair value of our investment in Jefferies prior to the acquisition was $182.7 million during the nine month 2013 period.

We have elected the fair value option for Jefferies investment in KCG Holdings, Inc. (“Knight”).  Knight is accounted for at fair value, consistent with the election made for all of Jefferies trading assets.  The change in the fair value of this investment was $(6.5) million for the three month 2014 period and was not significant for the nine month 2014 period.

As of September 30, 2014, we owned approximately 41.6 million common shares of Harbinger, representing approximately 20% of Harbinger’s outstanding common shares, which are accounted for under the fair value option.  The shares were acquired at an aggregate cost of $411.1 million.  In addition, we currently have two directors on Harbinger’s board.  We have agreed not to increase our interest in Harbinger above 27.5% through March 17, 2016.  The shares have the benefit of a registration rights agreement, and may be otherwise sold consistent with the securities laws; however, we have agreed not to sell the shares to a party if after such sale the party would own in excess of 4.9% of Harbinger common stock.

We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provided an objectively determined fair value at each balance sheet date.  Our investment in HomeFed is the only other investment accounted for under the equity method of accounting that is also a publicly traded company for which we did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons we have not elected the fair value option for HomeFed.
Note 5.  Derivative Financial Instruments

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

Derivative Financial Instruments

Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets – Derivatives and Trading liabilities – Derivatives, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are recognized in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities.  (See Notes 4 and 21 for additional disclosures about derivative instruments.)

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities.  Jefferies manages the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of its firm wide risk management policies.  In connection with Jefferies derivative activities, Jefferies may enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements or similar agreements with counterparties.  These agreements provide Jefferies with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.  See Note 11 for additional information with respect to financial statement offsetting.

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	September 30, 2014
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,829,309	59,651	$1,823,874	83,274
Foreign exchange contracts	732,665	28,336	655,320	35,409
Equity contracts	708,905	1,889,845	679,152	1,886,849
Commodity contracts	179,957	1,122,124	169,710	1,127,472
Credit contracts: centrally cleared swaps	55,293	51	58,196	52
Credit contracts: other credit derivatives	1,365	15	20,888	29
Total	3,507,494		3,407,140
Counterparty/cash-collateral netting	(3,148,819)		(3,140,135)
Total per Consolidated Statement of Financial Condition	$358,675		$267,005

	December 31, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,165,977	63,967	$1,131,166	77,338
Foreign exchange contracts	653,772	118,707	693,658	112,417
Equity contracts	501,784	1,742,343	474,985	1,800,603
Commodity contracts	141,280	797,529	173,119	788,717
Credit contracts: centrally cleared swaps	49,531	49	51,632	46
Credit contracts: other credit derivatives	2,339	16	8,130	19
Total	2,514,683		2,532,690
Counterparty/cash-collateral netting	(2,253,589)		(2,352,611)
Total per Consolidated Statement of Financial Condition	$261,094		$180,079

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Interest rate contracts	$(3,803)	$130,178	$(46,376)	$177,796
Foreign exchange contracts	6,697	(3,930)	8,294	(25)
Equity contracts	(49,422)	25,509	(220,774)	37,588
Commodity contracts	(4,991)	15,080	32,989	36,593
Credit contracts	(1,330)	(904)	(17,318)	(13,425)
Total	$(52,849)	$165,933	$(243,185)	$238,527

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at September 30, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$62,219	$7,459	$-	$(2,344)	$67,334
Equity swaps and options	1,980	36,355	5,911	-	44,246
Total return swaps	2,816	2	-	-	2,818
Foreign currency forwards, swaps and options	179,297	31,983	3,255	(16,960)	197,575
Interest rate swaps, options and forwards	49,095	107,025	152,536	(62,126)	246,530
Total	$295,407	$182,824	$161,702	$(81,430)	558,503
Cross product counterparty netting					(8,871)
Total OTC derivative assets included in
Trading assets					$549,632

(1)	At September 30, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $69.0 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At September 30, 2014, cash collateral received was $260.0 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Commodity swaps, options and forwards	$58,743	$7,042	$-	$(2,344)	$63,441
Credit default swaps	62	7,892	747	-	8,701
Equity swaps and options	-	9,977	58,712	-	68,689
Total return swaps	1,704	-	-	-	1,704
Foreign currency forwards, swaps and options	106,582	27,173	3,084	(16,960)	119,879
Interest rate swaps, options and forwards	39,104	91,001	177,410	(62,126)	245,389
Total	$206,195	$143,085	$239,953	$(81,430)	507,803
Cross product counterparty netting					(8,871)
Total OTC derivative liabilities included in
Trading liabilities					$498,932

(1)	At September 30, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $19.2 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At September 30, 2014, cash collateral pledged was $251.3 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At September 30, 2014, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$326,452
BBB- to BBB+	69,223
BB+ or lower	54,989
Unrated	98,968
Total	$549,632

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2014 and December 31, 2013 is $85.8 million and $170.2 million, respectively, for which Jefferies has posted collateral of $65.1 million and $127.7 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2014 and December 31, 2013, Jefferies would have been required to post an additional $23.8 million and $49.4 million, respectively, of collateral to its counterparties.

Note 6.  Collateralized Transactions

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

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At September 30, 2014 and December 31, 2013, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $24.8 billion and $21.9 billion, respectively.  A substantial portion of these securities have been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition.  At September 30, 2014 and December 31, 2013, $8.3 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 7.  Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities.  In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE.  A significant portion of the securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies.  These SPEs generally meet the criteria of variable interest entities; however, the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs.  During the third quarter of 2014, another of our subsidiaries utilized an SPE to securitize automobile loans receivable.  This SPE is a variable interest entity and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Balance Sheet.  These secured borrowings do not have recourse to our subsidiary’s general credit.  See Note 9 for further information on variable interest entities.

Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets.  Transferred assets are carried at fair value with unrealized gains and losses reflected in the Consolidated Statements of Operations prior to the identification and isolation for securitization.  Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues.  Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE.  Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or collateralized loan obligations), which are included within Trading assets and are generally initially categorized as Level 2 within the fair value hierarchy.  We apply fair value accounting to the securities.  If Jefferies has not relinquished control over the transferred assets, the assets continue to be recognized in Trading assets and a corresponding liability is recognized in Other secured financings.  The related liabilities do not have recourse to Jefferies general credit.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three and nine months ended September 30, 2014 and 2013 (in millions):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Transferred assets	$1,562.1	$918.4	$4,788.7	$3,102.4
Proceeds on new securitizations	1,567.2	921.5	4,795.4	3,112.5
Cash flows received on retained interests	15.2	13.0	37.9	24.2

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at September 30, 2014 and December 31, 2013.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	September 30, 2014		December 31, 2013
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$17,478.6	$312.5	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,046.3	100.5	5,385.6	96.8
Collateralized loan obligations	2,711.3	42.7	728.5	9.0

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

Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets.  To the extent the securities purchased through these market-making activities meet specific thresholds and Jefferies is not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 9.

Note 8.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at September 30, 2014 and December 31, 2013 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2014
Bonds and notes:
U.S. government securities	$866,701	$166	$–	$866,867
Residential mortgage-backed securities	586,334	11,250	1,206	596,378
Commercial mortgage-backed securities	45,808	424	34	46,198
Other asset-backed securities	237,995	574	928	237,641
All other corporates	30,638	48	99	30,587
Total fixed maturities	1,767,476	12,462	2,267	1,777,671

Equity securities:
Common stocks:
Banks, trusts and insurance companies	21,812	22,131	–	43,943
Industrial, miscellaneous and all other	21,986	22,815	–	44,801
Total equity securities	43,798	44,946	–	88,744

	$1,811,274	$57,408	$2,267	$1,866,415

December 31, 2013
Bonds and notes:
U.S. government securities	$1,781,052	$226	$12	$1,781,266
Residential mortgage-backed securities	570,642	9,946	1,426	579,162
Commercial mortgage-backed securities	18,271	13	299	17,985
Other asset-backed securities	183,593	627	184	184,036
All other corporates	50,933	267	37	51,163
Total fixed maturities	2,604,491	11,079	1,958	2,613,612

Equity securities:
Common stocks:
First Quantum Minerals Ltd.	154,281	–	5,616	148,665
Banks, trusts and insurance companies	22,980	27,562	–	50,542
Industrial, miscellaneous and all other	21,012	32,312	–	53,324
Total equity securities	198,273	59,874	5,616	252,531

	$2,802,764	$70,953	$7,574	$2,866,143
The amortized cost and estimated fair value of investments classified as available for sale at September 30, 2014, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$879,125	$879,314
Due after one year through five years	18,214	18,140
Due after five years through ten years	–	–
Due after ten years	–	–
	897,339	897,454
Mortgage-backed and asset-backed securities	870,137	880,217
	$1,767,476	$1,777,671

At September 30, 2014, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

As more fully discussed in the 2013 10-K, during the first quarter of 2013 we exchanged our investment in Inmet Mining Corporation for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  We recorded a gain on the transaction of $227.6 million.  During 2013 and 2014, we sold our interest in First Quantum.

Note 9.  Variable Interest Entities

Variable interest entities ("VIEs") are entities in which equity investors lack the characteristics of a controlling financial interest.  VIEs are consolidated by the primary beneficiary.  The primary beneficiary is the party who has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.
Our variable interests in VIEs include debt and equity interests, an equity interest in an associated company, commitments, guarantees and certain fees.  Our involvement with VIEs arises primarily from the following activities of Jefferies, but also includes other activities discussed below:
•	Purchases of securities in connection with our trading and secondary market making activities,
•	Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage and corporate loans,
•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations,
•	Financing of agency and non-agency mortgage- and other asset-backed securities,
•	Warehousing funding arrangements for client-sponsored consumer loan vehicles and collateralized loan obligations (“CLOs”) through participation certificates and revolving loan commitments, and
•	Loans to, investments in and fees from various investment fund vehicles.

We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis.  Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment.  Our considerations in determining the VIE’s most significant activities and whether we have power to direct those activities include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees.  In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities.  If we are the party with the power over the majority of the significant activities, we meet the "power" criteria of the primary beneficiary.  If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the "power" criteria of the primary beneficiary.

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of September 30, 2014 and December 31, 2013.

	Securitization Vehicles
	September 30, 2014	December 31, 2013
	(In millions)

Cash	$.1	$–
Financial instruments owned	56.9	97.5
Securities purchased under agreement to resell (1)	585.2	195.1
Other	120.3	2.3
Total assets	$762.5	$294.9

Other secured financings (2)	$754.6	$292.5
Other	7.9	2.1
Total liabilities	$762.5	$294.6

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $37.9 million and $66.5 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at September 30, 2014 and December 31, 2013, respectively.

Securitization vehicles.  Jefferies is the primary beneficiary of a securitization vehicle to which it transferred term loans backed by consumer installment receivables and retained a portion of the securities issued by the securitization vehicle.  In the creation of the securitization vehicle, Jefferies was involved in the decisions made during the establishment and design of the entity and holds variable interests consisting of the securities retained that could potentially be significant.  The assets of the VIE consist of the term loans backed by consumer installment receivables, which are available for the benefit of the vehicle’s beneficial interest holders.  The creditors of the VIE do not have recourse to Jefferies general credit.

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

At December 31, 2013, Jefferies was the primary beneficiary of a securitization vehicle to which it transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle.  During the second quarter of 2014, the loan was repaid, the securities issued by the securitization vehicle were redeemed and the securitization vehicle was terminated. As a result, the securitization vehicle is no longer consolidated by us at September 30, 2014 and no gain or loss was recognized upon deconsolidation.

At September 30, 2014, another of our subsidiaries is the primary beneficiary of an SPE it utilized to securitize automobile loans receivable.  Our subsidiary acts as the servicer for which it receives a fee, and owns the equity interest in this SPE.  The notes issued by the SPE are secured solely by the assets of the SPE and do not have recourse to our subsidiary’s general credit.

Nonconsolidated VIEs

The following tables present information about Jefferies variable interests in nonconsolidated VIEs.

	September 30, 2014
	Variable Interests
	Financial Statement Carrying Amount (2)	Maximum Exposure to Loss	VIE Assets
	Assets
	(In millions)

Collateralized loan obligations	$51.0	$245.0	$4,897.5
Consumer loan financing vehicles	133.6	367.5	261.8
Asset management vehicle (1)	3.6	3.6	310.1
Private equity vehicles (1)	47.2	62.1	98.8
Total	$235.4	$678.2	$5,568.2

	December 31, 2013
	Variable Interests
	Financial Statement Carrying Amount (2)	Maximum Exposure to Loss	VIE Assets
	Assets
	(In millions)

Collateralized loan obligations	$11.9	$88.8	$1,122.3
Asset management vehicle (1)	3.5	3.5	454.2
Private equity vehicles (1)	40.8	68.8	89.4
Total	$56.2	$161.1	$1,665.9

(1)	Assets consist of equity interests, which are included within Investments in managed funds.
(2)	There were no significant liabilities at September 30, 2014 or December 31, 2013.
Jefferies maximum exposure to loss often differs from the carrying value of the variable interests.  The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain loan commitments and guarantees.  Jefferies maximum exposure to loss does not include the offsetting benefit of any financial instruments that may be utilized to hedge the risks associated with its variable interests and is not reduced by the amount of collateral held as part of a transaction with a VIE.
Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  Jefferies underwrites securities issued in CLO transactions on behalf of unaffiliated sponsors and provides advisory services to the unaffiliated sponsors.  Jefferies may also sell corporate loans to the CLOs.  Jefferies variable interests in connection with collateralized loan obligations where it has been involved in providing underwriting and/or advisory services consist of the following:
•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs
•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests
•	Retention of unsold securities issued in a CLO transaction
•	Investments in variable funding notes issued by CLOs
•	A guarantee to a CLO managed by Jefferies Finance, whereby we guarantee certain of the obligations of Jefferies Finance to the CLO

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

Consumer Loan Financing Vehicles. The underlying assets, which are collateralizing the vehicles, are primarily comprised of unsecured consumer installment loans.  Jefferies provides financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements and revolving credit facilities.  In addition, Jefferies may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles.  Jefferies does not control the activities of these entities.

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

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund").  As of September 30, 2014 and December 31, 2013, Jefferies funded approximately $60.1 million and $47.0 million, respectively, of its commitment.  The carrying amount of Jefferies equity investment was $45.9 million and $39.2 million at September 30, 2014 and December 31, 2013, respectively.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

Jefferies has a variable interest in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment.  The carrying amount of Jefferies equity investment was $1.3 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively.  Jefferies exposure to loss is limited to its equity investment.  JEP IV has assets consisting primarily of private equity and equity related investments.

Mortgage- and Asset-Backed Vehicles.  In connection with Jefferies secondary trading and market-making activities, Jefferies buys and sells agency and nonagency mortgage- and asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs.  Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, collateralized debt obligations and CLOs and other consumer loans, such as installment receivables, auto loans and student loans.  These securities are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition.  Jefferies has no other involvement with the related SPEs and therefore does not consolidate these entities.

Jefferies also engages in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Freddie Mac and Ginnie Mae) or nonagency sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts.  The securitizations are backed by residential and commercial mortgage, home equity and auto loans.  Jefferies does not consolidate agency sponsored securitizations as it does not have the power to direct the activities of the SPEs that most significantly impact their economic performance.  Further, Jefferies is not the servicer of nonagency-sponsored securitizations and therefore does not have power to direct the most significant activities of the SPEs and accordingly, does not consolidate these entities.  Jefferies may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

Jefferies transfers existing securities, typically mortgage-backed securities, into resecuritization vehicles.  These transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests occur in connection with both agency and nonagency sponsored VIEs.  The consolidation analysis is largely dependent on Jefferies role and interest in the resecuritization trusts.  Most resecuritizations in which Jefferies is involved are in connection with investors seeking securities with specific risk and return characteristics.  As such, we have concluded that the decision-making power is shared between Jefferies and the investor(s), considering the joint efforts involved in structuring the trust and selecting the underlying assets as well as the level of security interests the investor(s) hold in the SPE; therefore, Jefferies does not consolidate the resecuritization VIEs.

 At September 30, 2014 and December 31, 2013, Jefferies held $2,874.9 million and $3,476.2 million of agency mortgage-backed securities, respectively, and $910.0 million and $985.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen Mining Company, LLC.  See Note 10 for further discussion.

Note 10.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at September 30, 2014 and December 31, 2013 accounted for under the equity method of accounting is as follows (in thousands):

	September 30,	December 31,
	2014	2013

Jefferies Finance, LLC	$377,448	$470,537
Jefferies LoanCore LLC	247,595	224,037
Berkadia	186,073	182,573
Garcadia companies	132,634	120,017
HomeFed	269,771	52,923
Linkem S.p.A.	153,232	173,577
Golden Queen Mining Company, LLC (1)	103,840	-
Other	38,404	34,677

Total	$1,508,997	$1,258,341

(1)	As discussed below, at September 30, 2014, the balance reflects $34.1 million from a noncontrolling interest.

Income (losses) related to associated companies includes the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Berkadia	$20,042	$18,283	$58,403	$67,714
Garcadia companies	13,798	11,329	39,100	31,444
Linkem	(4,535)	(7,040)	(15,094)	(20,562)
HomeFed	962	283	1,139	(313)
Jefferies High Yield Holdings, LLC (“JHYH”)	-	-	-	7,178
Other	(1,350)	1,034	750	4,099

Total	$28,917	$23,889	$84,298	$89,560

For the nine month period ended September 30, 2013, our share of Berkadia’s income includes an out of period adjustment of $16.4 million to record income related to prior periods.

Income (losses) related to associated companies classified as Other revenues includes the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Jefferies Finance	$33,983	$18,028	$66,257	$29,997
Jefferies LoanCore	2,273	9,076	8,155	25,799
Other	(509)	(451)	(773)	(603)

Total	$35,747	$26,653	$73,639	$55,193

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

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At September 30, 2014, approximately $360.0 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total committed Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary advances totaling $700.0 million and $300.0 million, respectively, at September 30, 2014.  Committed advances are shared equally between us and MassMutual but discretionary advances may be funded in unequal amounts if agreed between MassMutual and Jefferies.  The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  At September 30, 2014 and December 31, 2013, $0.0 million and $123.8 million, respectively, of Jefferies $350.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned net underwriting fees of $53.7 million and $139.8 million during the three and nine months ended September 30, 2014, respectively, and $35.2 million and $70.4 million during the three and nine months ended September 30, 2013, respectively, recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $2.6 million and $10.5 million during the three and nine months ended September 30, 2014, respectively, and $2.5 million and $8.7 million during the three and nine months ended September 30, 2013, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.  During the third quarter of 2014, Jefferies acted as placement agent in connection with a CLO managed by Jefferies Finance.  As part of the transaction, Jefferies purchased securities issued by the CLO, which are included within Trading assets.  Additionally, Jefferies has entered into a derivative contract with Jefferies Finance whose underwriting is based on certain securities issued by the CLO.  There were no significant revenues recognized by Jefferies in connection with its roles related to the execution of the CLO.  Under a service agreement, Jefferies charged Jefferies Finance $6.5 million and $35.2 million for services provided during the three and nine months ended September 30, 2014, respectively, and $4.1 million and $9.5 million during the three and nine months ended September 30, 2013, respectively.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $30.3 million and $31.1 million at September 30, 2014 and December 31, 2013, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At September 30, 2014 and December 31, 2013, Jefferies has funded $197.5 million and $175.5 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through September 30, 2014, cumulative cash distributions received from this investment aggregated to $282.2 million.  Berkadia originates commercial real estate loans that are sold to U.S. government agencies, and originates and brokers commercial mortgage loans which are not part of government agency programs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of September 30, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

Linkem

We have acquired approximately 40% of the common shares of Linkem, a fixed wireless broadband services provider in Italy, for aggregate cash consideration of $138.4 million.  In addition, we have purchased 5% convertible notes issued by Linkem for $88.0 million (€63.9 million principal amount) which, if converted,  would  increase our ownership to approximately 53% of Linkem’s common equity.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At September 30, 2014, we owned 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at September 30, 2014.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.

During 2014, we sold to HomeFed substantially all of our real estate properties and operations, our interest in Brooklyn Renaissance Plaza (“BRP”) and cash of $12.5 million (subject to adjustment), in exchange for 7,500,000 newly issued unregistered HomeFed common shares.

Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.  We have also entered into a stockholders agreement that will limit our ability to increase our interest in HomeFed or dispose of our interest in HomeFed.  We have a registration rights agreement with HomeFed that covers all of our HomeFed shares.  See Note 25 for more information about the assets sold to HomeFed.

Under GAAP, we are not permitted to immediately recognize any gain on real estate sale transactions in which the seller does not receive cash; accordingly the gain on sale of approximately $36.1 million was deferred and will be recognized into income over time.  The new HomeFed shares received were recorded at fair value, which we estimated to be $28.76 per share, based on projections of future cash flows for HomeFed’s underlying projects, discounted at a risk adjusted rate.

Golden Queen Mining Company

In September 2014, we invested $70.9 million, net in cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project.  Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  Construction has started on site and commissioning is planned for late 2015.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.1 million, net in cash.  Gauss LLC invested both our and the Clay family’s net contributions totaling $105 million to the joint venture, Golden Queen Mining Company, LLC, in exchange for a 50% ownership interest.  Golden Queen Mining Co., Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.

As a result of our consolidating Gauss LLC, our Loans to and investments in associated companies reflects Gauss LLC’s net investment of $105 million in the joint venture, which includes both the amount we contributed and the amount contributed by the Clay family.  The joint venture, Golden Queen Mining Company, LLC, is considered a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses and their rights to receive the expected residual returns, given the provision of services to the joint venture by Golden Queen Mining Co. Ltd.  Golden Queen Mining Co. Ltd. has entered into an agreement with the joint venture for the provision of executive officers, financial, managerial, administrative and other services, and office space and equipment.  We have determined that we are not the primary beneficiary of the joint venture and are therefore not consolidating its results.

We have committed to invest during the nine months after our initial investment up to an additional approximately $27 million to fully develop the project

Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment and the commitment discussed above.

JHYH

Under GAAP, JHYH was considered a variable interest entity that was consolidated by Jefferies, since Jefferies was the primary beneficiary.  In connection with the Jefferies acquisition, we contributed our investment in JHYH to Jefferies, other third-party investors were redeemed and JHYH was effectively dissolved.

Note 11.  Financial Statement Offsetting

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)

Assets at September 30, 2014
Derivative contracts	$3,507,494	$(3,148,819)	$358,675	$–	$–	$358,675
Securities borrowing arrangements	$6,270,452	$–	$6,270,452	$(555,662)	$(977,138)	$4,737,652
Reverse repurchase agreements	$13,768,047	$(9,197,514)	$4,570,533	$(547,636)	$(3,987,093)	$35,804

Liabilities at September 30, 2014
Derivative contracts	$3,407,140	$(3,140,135)	$267,005	$–	$–	$267,005
Securities lending arrangements	$2,468,513	$–	$2,468,513	$(555,662)	$(1,883,794)	$29,057
Repurchase agreements	$19,729,573	$(9,197,514)	$10,532,059	$(547,636)	$(9,301,230)	$683,193

Assets at December 31, 2013
Derivative contracts	$2,514,683	$(2,253,589)	$261,094	$–	$–	$261,094
Securities borrowing arrangements	$5,359,846	$–	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	$12,715,449	$(8,968,529)	$3,746,920	$(590,754)	$(3,074,540)	$81,626

Liabilities at December 31, 2013
Derivative contracts	$2,532,690	$(2,352,611)	$180,079	$–	$–	$180,079
Securities lending arrangements	$2,506,122	$–	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	$19,748,374	$(8,968,529)	$10,779,845	$(590,754)	$(8,748,641)	$1,440,450

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met. Further, for derivative assets and liabilities, amounts netted include cash collateral paid or received.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	At September 30, 2014, amounts include $4,700.3 million of securities borrowing arrangements, for which we have received securities collateral of $4,579.8 million, and $667.4 million of repurchase agreements, for which we have pledged securities collateral of $694.5 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable. At December 31, 2013, amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 12.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30,	December 31,
	2014	2013

Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$14,752	$14,916

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of
$146,036 and $117,139	511,819	502,409
Trademarks and tradename, net of accumulated amortization of $42,966
and $30,213	353,229	364,779
Supply contracts, net of accumulated amortization of $27,867 and $20,162	122,128	129,833
Licenses, net of accumulated amortization of $110 and $4,100	-	7,928
Other, net of accumulated amortization of $4,598 and $4,500	3,005	664
Total intangibles	$1,004,933	$1,020,529

In connection with Conwed’s acquisitions during 2014 for an aggregate purchase price of $47.2 million, subject to working capital adjustment, intangibles increased by $41.7 million, which was primarily allocated to customer relationships ($38.4 million), and which will be amortized over a weighted-average life of 14 years.

Amortization expense on intangible assets was $16.3 million and $20.7 million for the three months ended September 30, 2014 and 2013, respectively, and $49.6 million and $54.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2014 (for the remaining three months) - $16.9 million; 2015 - $64.9 million; 2016 - $63.5 million; 2017 - $63.6 million; and 2018 - $63.7 million.

A summary of goodwill at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30,	December 31,
	2014	2013

National Beef	$14,991	$14,991
Jefferies	1,725,830	1,724,557
Other operations	8,551	8,551
	$1,749,372	$1,748,099

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

Allocated equity plus goodwill and allocated intangible assets are used as a proxy for the carrying amount of each reporting unit.  The amount of equity allocated to a reporting unit is based on Jefferies cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently.  Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment.  Estimated fair values for Jefferies reporting units were determined using a market valuation method that incorporates price-to-earnings and price-to-book multiples of comparable public companies, as well as discounted cash flow valuation methodologies.  In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis.  Jefferies engaged an independent valuation specialist to assist Jefferies in its management’s valuation process as of August 1, 2014.

Our annual goodwill impairment testing related to Jefferies as of August 1, 2014 did not indicate any goodwill impairment in any of Jefferies reporting units.  Substantially all of the goodwill is allocated to Jefferies Investment Banking, Equities, Fixed Income and Futures reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections.  Goodwill allocated to these reporting units is $1,709.6 million of total goodwill associated with the acquisition of Jefferies at September 30, 2014.  For Jefferies remaining less significant reporting units, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

Intangible Assets

We performed our annual impairment testing of Jefferies intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, as of August 1, 2014.  We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of Jefferies intangible assets.  Our quantitative assessment resulted in an insignificant impairment loss on certain exchange memberships based on quoted sales prices.  With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we concluded that it is not more likely than not that the intangible assets are impaired.

Note 13.  Inventory

A summary of inventory at September 30, 2014 and December 31, 2013 which is classified as Other assets is as follows (in thousands):

	September 30,	December 31,
	2014	2013

Finished goods	$366,857	$273,291
Work in process	39,569	34,701
Raw materials, supplies and other	38,434	56,334
	$444,860	$364,326

Note 14.  Long-Term Debt

The following summarizes our long-term debt at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30,	December 31,
	2014	2013

Parent Company Debt:
Senior Notes:
8.125% Senior Notes due September 15, 2015	$457,411	$456,515
5.50% Senior Notes due October 18, 2023	740,547	739,960
6.625% Senior Notes due October 23, 2043	246,983	246,958
Subordinated Notes:
3.75% Convertible Senior Subordinated Notes due April 15, 2014	–	97,581
Total long-term debt – Parent company	1,444,941	1,541,014

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.875% Senior Notes, due June 8, 2014	–	255,676
3.875% Senior Notes, due November 9, 2015	510,026	516,204
5.5% Senior Notes, due March 15, 2016	365,739	373,178
5.125% Senior Notes, due April 13, 2018	845,310	854,011
8.5% Senior Notes, due July 15, 2019	839,300	858,425
2.375% Euro Senior Notes, due May 20, 2020	655,129	–
6.875% Senior Notes, due April 15, 2021	856,575	866,801
2.25% Euro Medium Term Notes, due July 13, 2022	4,605	4,792
5.125% Senior Notes, due January 20, 2023	623,900	625,626
6.45% Senior Debentures, due June 8, 2027	381,951	383,224
3.875% Convertible Senior Debentures, due November 1, 2029	348,856	349,707
6.25% Senior Debentures, due January 15, 2036	513,122	513,343
6.50% Senior Notes, due January 20, 2043	422,033	422,245
Secured credit facility, due June 26, 2017	258,000	200,000
National Beef Term Loans	353,750	375,000
National Beef Revolving Credit Facility	106,431	–
Other	89,529	41,619
Total long-term debt – subsidiaries	7,174,256	6,639,851

Long-term debt	$8,619,197	$8,180,865

Parent Company Debt:

The 3.75% Convertible Senior Subordinated Notes due 2014 were converted primarily in April 2014 into 4,606,109 common shares prior to maturity and are no longer outstanding.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.1312 common shares (equivalent to a conversion price of approximately $45.19).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

On August 26, 2011, Jefferies entered into a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed without a borrowing base requirement.  On June 26, 2014, Jefferies amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million.  The borrowers under the Jefferies Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC.  On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC, (a U.S. broker-dealer), with Jefferies LLC as the surviving entity; Jefferies is a borrower under the Credit Facility.  The Jefferies Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements.  Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower.  At September 30, 2014, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

At September 30, 2014, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $300.0 million.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.50% depending upon certain financial ratios and the rate selected.  At September 30, 2014, the interest rate on the outstanding term loan was 2.9% and the interest rate on the outstanding revolving credit facility was 3.1%.  The amended credit facility contains a minimum tangible net worth covenant, but does not contain the numerical covenants requiring certain leverage and fixed charge ratios that were in the previous agreement.  At September 30, 2014, National Beef met the tangible net worth covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $25.3 million were outstanding at September 30, 2014.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At September 30, 2014, after deducting outstanding amounts and issued letters of credit, $168.3 million of the unused revolver was available to National Beef.

Note 15.  Mezzanine Equity

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013

As of January 1,	$241,075	$241,649
Income (loss) allocated to redeemable noncontrolling interests	966	11,239
Net distributions to redeemable noncontrolling interests	(2,765)	(8,073)
Increase (decrease) in fair value of redeemable noncontrolling
interests charged to additional paid-in capital	(10,588)	(41,195)
Balance, September 30,	$228,688	$203,620

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At September 30, 2014, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.53%) and the terminal growth rate (2%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of September 30, 2014 (dollars in millions):

	Discount Rates
Terminal Growth Rates	12.28%	12.53%	12.78%

1.75%	$233.4	$225.8	$218.6
2.00%	$236.5	$228.7	$221.3
2.25%	$239.7	$231.7	$224.1

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At September 30, 2014, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed during the first quarter of 2014 of $2.4 million.

Mandatorily Redeemable Convertible Preferred Shares

As mentioned above, in connection with the Jefferies acquisition we issued a new series of 3.25% Cumulative Convertible Preferred Shares (“Preferred Shares”) ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share.  The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

Note 16.  Common Shares and Compensation Plans

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  At September 30, 2014 and December 31, 2013, 7,117,332 and 7,124,429, respectively, of our common shares were reserved for stock options and warrants.

Compensation and benefits expense included $24.7 million and $27.8 million for the three months ended September 30, 2014 and 2013, respectively, and $87.5 million and $60.2 million for the nine months ended September 30, 2014 and 2013, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $9.0 million and $31.8 million for the three and nine months ended September 30, 2014, respectively, and $9.9 million and $21.5 million for the three and nine months ended September 30, 2013, respectively.  As of September 30, 2014, total unrecognized compensation cost related to nonvested share-based compensation plans was $123.3 million; this cost is expected to be recognized over a weighted-average period of 2.0 years.

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

At September 30, 2014, there were 4,288,739 shares of restricted stock outstanding with future service required, 4,394,179 RSUs outstanding with future service required, 8,439,429 RSUs outstanding with no future service required and 931,428 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 13,765,036.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30,	December 31,
	2014	2013

Net unrealized gains on available for sale securities	$582,545	$589,393
Net unrealized foreign exchange gains	16,523	16,803
Net unrealized losses on derivative instruments	(108)	(169)
Net minimum pension liability	(65,697)	(67,977)
	$533,263	$538,050

For the nine months ended September 30, 2014 and 2013, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
	2014	2013
Net unrealized gains (losses) on available for			Net realized securities gains
sale securities, net of income tax provision
(benefit) of $(578) and $118,228	$(1,041)	$212,944

Net unrealized foreign exchange gains net of income tax provision of $149 and $0	267	–	Loss from discontinued operations, net of income tax (benefit)

Amortization of defined benefit pension			Compensation and benefits, which
plan actuarial gains (losses), net of			includes pension expense. See the
income tax provision (benefit) of $(1,266)			pension footnote for information on
and $(1,998)	(2,280)	(3,600)	this component.

Total reclassifications for the period,
net of tax	$(3,054)	$209,344

Note 18.  Pension Plans and Postretirement Benefits

The following table summarizes the components of pension expense charged to operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Service cost	$11	$72	$33	$144
Interest cost	3,769	3,389	11,317	9,382
Expected return on plan assets	(2,536)	(2,606)	(7,609)	(7,138)
Actuarial losses	1,207	1,911	3,624	5,686
Net pension expense	$2,451	$2,766	$7,365	$8,074

No employer contributions were paid during the nine months ended September 30, 2014.

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

Note 19.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at September 30, 2014 was $189.7 million (including $34.4 million for interest), of which $162.6 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2010.  Our New York State and New York City income tax returns are currently being audited for the 2009 to 2011 period.  Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions.  Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions.  The statute of limitations with respect to Jefferies federal income tax returns has expired for all years through 2005.

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

For the three and nine months ended September 30, 2014, the provision for income taxes includes $11.2 million and $51.1 million, respectively, for state income taxes and $3.8 million  and $14.5 million, respectively, for foreign income taxes.  For the three and nine months ended September 30, 2014, the provision for income taxes includes a tax benefit of $22.2 million related to the reduction of the valuation allowance with respect to certain net operating loss carryovers, which we now believe are more likely than not to be utilized before they expire.  For the three and nine months ended September 30, 2013, the provision for income taxes includes $1.8 million and $43.8 million, respectively, for state and foreign income taxes.  For the nine months ended September 30, 2013, the provision for income taxes also includes a charge of $12.3 million to write-off a portion of our net deferred tax asset for state income taxes, resulting from a change in our expected state filing positions as a result of the Jefferies acquisition, and reflects certain non-deductible expenses.

For the nine month period ended September 30, 2013, the income tax provision also includes the reversal of the December 31, 2012 deferred tax liability of $34.0 million related to our investment in Jefferies that we elected to account for under the fair value option prior to the acquisition.  Due to the acquisition, there was no net income tax provision recorded for income related to the fair value option for Jefferies for the nine month period ended September 30, 2013; as a result the impact on the tax provision was a benefit of $65.2 million.

Note 20.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Numerator for earnings (loss) per share:
Net income attributable to Leucadia
National Corporation common shareholders	$54,679	$2,971	$214,069	$360,686
Less: Allocation of earnings to participating
securities (1)	(1,264)	(92)	(5,167)	(4,608)
Net income attributable to Leucadia National
Corporation common shareholders for
basic earnings (loss) per share	53,415	2,879	208,902	356,078
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(16)	(62)	(36)	(57)
Interest on 3.75% Convertible Notes	–	–	739	1,975
Mandatorily redeemable convertible preferred share
dividends	–	–	–	2,381
Net income attributable to Leucadia
National Corporation common shareholders
for diluted earnings (loss) per share	$53,399	$2,817	$209,605	$360,377

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share
– weighted average shares	373,347	367,641	371,372	331,091
Stock options	28	46	54	45
Warrants	–	–	–	–
3.875% Convertible Senior Debentures	–	–	–	–
3.75% Convertible Notes	–	–	1,839	4,524
Mandatorily redeemable convertible preferred shares	–	–	–	3,237
Denominator for diluted earnings (loss) per share	373,375	367,687	373,265	338,897

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 8,925,200 and 11,161,200 for the three months ended September 30, 2014 and 2013, respectively, and 9,262,000 and 8,912,400 for the nine months ended September 30, 2014 and 2013, respectively.  Dividends declared on participating securities were $.5 million and $.7 million during the three months ended September 30, 2014 and 2013, respectively, and $1.7 million and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 1,578,100 and 1,711,200 weighted-average shares of common stock were outstanding during the three months ended September 30, 2014 and 2013, respectively, and 1,581,700 and 1,736,100 weighted-average shares of common stock were outstanding during the nine months ended September 30, 2014 and 2013, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For each period in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three and nine months ended September 30, 2014 and 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

For the three months ended September 30, 2013, 4,570,680 shares related to the 3¾% Convertible Notes were not included in the computation of diluted per share amounts as the effect was antidilutive.  For the three and nine months ended September 30, 2014 and the three months ended September 30, 2013, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 21.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes Jefferies commitments associated with certain business activities at September 30, 2014 (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout

Equity commitments (1)	$1.6	$7.6	$0.9	$-	$355.7	$365.8
Loan commitments (1)	-	76.7	615.8	101.1	-	793.6
Mortgage-related commitments	976.2	333.0	530.6	-	-	1,839.8
Forward starting reverse repos and repos	1,975.3	-	-	-	-	1,975.3
Other unfunded commitments (1)	-	79.5	-	-	23.0	102.5
	$2,953.1	$496.8	$1,147.3	$101.1	$378.7	$5,077.0

(1)	Equity, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents Jefferies credit exposure from loan commitments, including funded amounts, summarized by period of expiration as of September 30, 2014.  Credit exposure is based on the external credit ratings of the underlying or referenced assets of the loan commitments.  Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Investment grade	$-	$55.2	$-	$55.2	$-	$55.2
Non-investment grade	-	88.8	-	88.8	15.6	73.2
Unrated	1.5	830.4	-	831.9	166.7	665.2
Total	$1.5	$974.4	$-	$975.9	$182.3	$793.6

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $196.9 million of funded loans included in Trading assets and a $14.6 million net liability related to lending commitments recorded in Trading liabilities in the Consolidated Statement of Financial Condition as of September 30, 2014.
(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian Friedman, our President and a Director.  As of September 30, 2014, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $30.5 million.

See Note 10 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”), which is expected to register as an investment adviser with the SEC and launch a multi-manager investment partnership.  We have committed to invest $400 million in Folger Hill's investment partnership conditioned upon, among other things, Folger Hill’s raising an additional at least $400 million in commitments from other investors.  The Folger Hill investment partnership is expected to begin investing in the first quarter of 2015.  We also committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of September 30, 2014, no amounts have been provided to Folger Hill under the revolving credit facility.

Additionally, as of September 30, 2014, Jefferies had other outstanding equity commitments to invest up to $1.8 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of September 30, 2014, Jefferies has $443.6 million of outstanding loan commitments to clients.

Loan commitments outstanding as of September 30, 2014, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates and mortgage-backed securities.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition at September 30, 2014 was $69.7 million.

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
Other Unfunded Commitments. Other unfunded commitments include obligations in the form of revolving notes to provide financing to asset-backed and CLO vehicles. Upon advancing funds, drawn amounts are collateralized by the assets of an entity.

Contingencies

As previously disclosed, seven putative class action lawsuits have been filed on behalf of a putative class consisting of Jefferies stockholders in New York and Delaware concerning the merger transaction whereby Jefferies became our wholly-owned subsidiary.  Three were filed in the Supreme Court of the State of New York: (1) Howard Lasker IRA v. Jefferies Group, Inc. et al. (Index No. 653924/2012), filed on November 14, 2012 in New York County; (2) Lowinger v. Leucadia National Corp. et al. (Index No. 653958/2012), filed on November 15, 2012 in New York County; and (3) Jiannaras v. Jefferies Group, Inc., et al. (Index No. 702866/2012), filed on November 16, 2012 in Queens County.  Four were filed in the Court of Chancery of the State of Delaware: (1) Oklahoma Firefighters Pension & Retirement System v. Handler et al. (C.A. No. 8054-CS), filed on November 21, 2012; (2) Laborers’ District Council Pension and Disability Trust Fund No. 2 et al. v. Campbell et al. (C.A. No. 8059-CS), filed on November 26, 2012; (3) Genesee County Employees’ Retirement System v. Handler et al. (C.A. No. 8096-CS), filed on December 11, 2012; and (4) Gelfand v. Handler et al. (C.A. No. 8228-CS), filed on January 17, 2013 (collectively, the “Actions”).  The class actions, filed on behalf of Jefferies shareholders prior to the merger, name as defendants Jefferies, the members of the board of directors of Jefferies, certain members of our board of directors and, in certain of the actions, certain merger-related subsidiaries.  The Actions seek, among other things, equitable relief and unspecified monetary damages.

The New York actions were consolidated and have been stayed through pretrial discovery in deference to the Delaware actions, which also have been consolidated.  The consolidated Delaware action alleges that the members of Jefferies board of directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process, agreeing to sell Jefferies for inadequate consideration pursuant to an agreement that contains improper deal protection terms, and failing to disclose material information concerning the merger transactions, and further that we aided and abetted the directors’ breaches of fiduciary duties (the Court has since dismissed the former Jefferies independent directors from the action).  The action also alleges breaches of fiduciary duty against Messrs. Handler and Friedman in their capacities as officers of Jefferies, and against Messrs. Handler, Friedman, Cumming and Steinberg, collectively, as purported controlling shareholders of Jefferies.  On May 30, 2014, the court so-ordered the parties’ stipulation to certify the class.  On September 16, 2014, the court granted the defendants’ motion for summary judgment as to the plaintiffs’ claim that Messrs. Handler, Friedman, Cumming and Steinberg breached their fiduciary duties as purported controlling shareholders of Jefferies, and the court denied the defendants’ motion as to the plaintiffs’ remaining claims.  Trial was scheduled to begin December 8, 2014.

On October 31, 2014, the defendants agreed to settle the Delaware litigation.  The agreement, which is subject to court approval of the settlement, provides for an aggregate payment of $70 million to certain former stockholders of Jefferies, other than the defendants and certain affiliates, along with attorney’s fees to be determined and approved by the court.  The agreement further provides that the settlement will be paid, at the Company’s option, in either cash or the Company’s common shares.  The settlement, if approved, will resolve all claims in Delaware and release the claims brought in New York.  While the defendants continue to deny each of the plaintiffs’ claims and deny any liability, the defendants have entered into the agreement solely to settle and resolve their disputes, to avoid the costs and risks of further litigation and to avoid further distractions to our management.

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

On May 2, 2014, plaintiff Haverhill Retirement System (“Haverhill”)  filed an amended putative class action and derivative lawsuit (the “Complaint”) entitled Haverhill Retirement System v. Asali, et al. in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Harbinger Capital Partners LLC, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”), the members of the board of directors of Harbinger Group, Inc. (“Harbinger”), nominal defendant Harbinger, as well as Leucadia. The Complaint alleges, among other things, that the directors of Harbinger breached their fiduciary duties in connection with Leucadia’s March 2014 purchase of preferred securities of subsidiaries of the Harbinger Funds that are exchangeable into Harbinger common stock owned by the Harbinger Funds, certain flaws in the process employed by the special committee of directors appointed by the Harbinger board in connection therewith, and that Leucadia aided and abetted the Harbinger board’s breaches of fiduciary, as well as a claim of unjust enrichment against Leucadia.  On April 1, 2014, the Chancery Court denied Haverhill’s motion for expedited proceedings associated with the complaint originally filed by Haverhill on March 26, 2014.  Haverhill filed an amended complaint on May 2, 2014.  On July 2, 2014, the defendants moved to dismiss the amended complaint.  On August 12, 2014, Plaintiffs’ filed another amended complaint. The amended complaint dropped Plaintiff’s unjust enrichment claim against Leucadia. With respect to remedies sought, the amended complaint no longer sought an injunction against installing Leucadia designees as Board members and no longer sought rescission of Leucadia’s right to select the director class to which one of its designees would be appointed.  The parties settled the case—it was a non-monetary settlement that included, among other things, additional disclosures by Harbinger.   A term sheet reflecting the settlement was signed on October 15, 2014.  Settlement papers are currently being drafted.

Jefferies has reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of the purchases and sales of mortgage-backed securities.  That investigation arose from a matter that came to light in late 2011, at which time Jefferies terminated a mortgage-backed securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC.  Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC.  Jefferies outstanding reserve with respect to remaining payments to be made under the agreements is approximately $3.1 million.  Additionally, pursuant to an undertaking required by the SEC settlement, Jefferies has retained an Independent Compliance Consultant.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$55,067.0	$12,274.7	$349.4	$1.1	$521.5	$68,213.7
Written derivative contracts – credit related	-	-	9.0	-	1,541.5	1,550.5
Total derivative contracts	$55,067.0	$12,274.7	$358.4	$1.1	$2,063.0	$69,764.2

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$1,475.5	$-	$-	$-	$-	$-	$1,475.5
Single name credit default swaps	-	-	10.0	52.0	13.0	-	75.0

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $65.3 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of September 30, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

Loan Guarantee.  Jefferies has provided a guarantee to Jefferies Finance, whereby it is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE.  As of September 30, 2014, the maximum amount payable under the guarantee is $21.0 million and matures in January 2021.

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

Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of September 30, 2014 was approximately $42.6 million.   Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At September 30, 2014, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $37.9 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $27.5 million at September 30, 2014.

Note 22.  Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"), Jefferies LLC and Jefferies Execution Services, Inc. (“Jefferies Execution”), are subject to the SEC Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital.  Jefferies LLC and Jefferies Execution have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1.  Jefferies Bache, LLC is also registered as a Futures Commission Merchant (“FCM”) and is subject to Rule 1.17 of the Commodities Futures Trading Commission.  Jefferies designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$902,855	$829,380
Jefferies Execution	5,737	5,487

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$187,645	$84,003

On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC (a U.S. broker-dealer), with Jefferies LLC as the surviving entity, registering as a FCM.  The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.  Jefferies minimum net capital requirement would have increased from approximately $73.0 million to $103.0 million had the merger occurred on August 31, 2014.

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.

Note 23.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes and loans receivable (a)	$187,951	$191,018	$95,042	$95,606

Financial Liabilities:
Short-term borrowings (b)	92,000	92,000	12,000	12,000
Long-term debt (b)	8,619,197	8,962,911	8,180,865	8,230,191

(a)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)	Short-term borrowings and long-term debt: The fair values of short-term borrowings are estimated to be the carrying amount. The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

Note 24.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.  Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013 are loans to and/or equity investments in Private Equity Related Funds of $65.3 million and $61.7 million, respectively.  Net losses aggregating $11.1 million were recorded related to the Private Equity Related Funds for the nine months ended September 30, 2014 and were not significant for the three month period.  Net income of $4.3 million and $3.9 million for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013, respectively, were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21.

Berkadia Commercial Mortgage, LLC.  At September 30, 2014 and December 31, 2013, Jefferies has commitments to purchase $313.7 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

Harbinger Group Inc.  At September 30, 2014, Jefferies has a loan outstanding of $8.8 million to a party related to Harbinger; interest income on such loan was not significant.  In addition, as part of Jefferies loan secondary trading activities, it has unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by Harbinger of $223.6 million at September 30, 2014.

Officers, Directors and Employees.  We have $14.2 million and $13.9 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013, respectively.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement, National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 23.7% and 20% of its cattle requirements under this agreement for the nine months ended September 30, 2014 and 2013, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the first nine months of 2014, sales to this affiliate were $31.5 million and purchases were $9.9 million.  During the first nine months of 2013, sales to this affiliate were $20.1 million and purchases were $7.0 million.  At September 30, 2014 and December 31, 2013, amounts due from and payable to these related parties were not significant.  Both of these arrangements are based on what we believe to be competitive market prices.

HomeFed.  As more fully described in Note 10, during 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of $12.5 million (subject to adjustment), in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 10, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at September 30, 2014.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.

Note 25.  Discontinued Operations and Assets Held for Sale

In September 2014, we decided not to proceed with further development of the Lake Charles clean energy project that would have used gasification technology to convert low-grade fuel fossils into clean-energy products.  Our decision was based on final estimates of the likely ultimate cost of completion of the project.  Project development costs to date have been expensed as incurred.  As a result, we have classified the clean energy project as a discontinued operation.

In July 2014, we sold Premier, through which we had conducted our gaming operations, for aggregate cash consideration of $250.0 million, subject to working capital adjustment.  We recorded a pre-tax gain on sale of discontinued operations of $12.1 million in the third quarter of 2014.

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

A summary of the results of discontinued operations for the clean energy project, Premier, Sangart, and the small power production business is as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Revenues and other income:
Gaming entertainment	$3,394	$30,132	$67,739	$88,477
Investment and other income	3,763	2,892	4,675	3,584
	7,157	33,024	72,414	92,061
Expenses:
Direct operating expenses -
Gaming entertainment	1,526	21,943	48,877	64,649
Compensation and benefits	1,450	4,785	4,508	15,150
Depreciation and amortization	591	2,231	5,208	6,753
Selling, general and other expenses	12,323	34,391	42,783	65,188
	15,890	63,350	101,376	151,740
Loss from discontinued
operations before income taxes	(8,733)	(30,326)	(28,962)	(59,679)
Income tax benefit	(3,057)	(10,575)	(10,137)	(20,738)
Loss from discontinued
operations after income taxes	$(5,676)	$(19,751)	$(18,825)	$(38,941)

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
$160,119

Note 26.  Segment Information

Our reportable segments consist of our consolidated operating units, which offer different products and services and are managed separately. Jefferies is a global full-service, integrated securities and investment banking firm.  National Beef processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  Other operations consist of a variety of other businesses including manufacturing, oil and gas exploration and production and the Leucadia asset management platform.

Corporate revenues primarily consist of principal transactions, interest, other income and net realized securities gains and losses.  Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Certain information concerning our segments for the three and nine months ended September 30, 2014 and 2013 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies became our wholly-owned subsidiary on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net Revenues:
Investment Banking & Capital Markets	$840,350	$502,766	$2,460,165	$1,154,275
Beef Processing Services	1,983,349	1,921,017	5,879,820	5,630,882
Other Operations	148,489	89,489	357,995	264,089
Corporate	31,455	18,780	100,150	455,676
Total consolidated net revenues	$3,003,643	$2,532,052	$8,798,130	$7,504,922

Income (loss) from continuing operations before
income taxes and income related to associated
companies:
Investment Banking & Capital Markets	$133,917	$9,119	$415,855	$86,722
Beef Processing Services	26,308	48,313	4,813	55,085
Other Operations	35,387	(2,916)	40,483	(9,997)
Corporate	(106,370)	(21,673)	(152,275)	293,440
Total consolidated income from continuing
operations before income taxes and income
related to associated companies	$89,242	$32,843	$308,876	$425,250

Depreciation and amortization expenses:
Investment Banking & Capital Markets	$19,495	$20,679	$54,909	$39,613
Beef Processing Services	21,479	22,250	63,434	65,838
Other Operations	4,011	2,242	10,096	7,025
Corporate	1,479	1,878	4,155	8,048
Total consolidated depreciation and
amortization expenses	$46,464	$47,049	$132,594	$120,524

Net realized securities gains for corporate aggregated $3.8 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively, and $20.9 million and $244.4 million for the nine months ended September 30, 2014 and 2013, respectively.  In the nine months ended September 30, 2013, realized security gains include $227.6 million related to the sale of Inmet.

Interest expense classified as a component of Net revenues relates to the investment banking & capital markets segment.  For the three months ended September 30, 2014 and 2013, interest expense classified as a component of Expenses was primarily comprised of beef processing services ($3.7 million and $2.9 million, respectively) and corporate ($24.3 million and $14.1 million, respectively).  For the nine months ended September 30, 2014 and 2013, interest expense classified as a component of Expenses was primarily comprised of beef processing services ($10.7 million and $9.4 million, respectively) and corporate ($73.8 million and $50.1 million, respectively).

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our business included in the 2013 10-K.

Overview
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

Results of Operations – Consolidated Summary
A consolidated summary of our results is presented below (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations before
income taxes and income related to associated companies:
Investment Banking & Capital Markets	$133,917	$9,119	$415,855	$86,722
Beef Processing Services	26,308	48,313	4,813	55,085
Other Operations	35,387	(2,916)	40,483	(9,997)
Corporate, including Parent Company Interest	(106,370)	(21,673)	(152,275)	293,440
Income from continuing operations before income
taxes and income related to associated companies	$89,242	$32,843	$308,876	$425,250

Investment Banking & Capital Markets Results
The investment banking and capital markets segment is comprised of Jefferies, which was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies has a November 30th fiscal year and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies for the three and nine month periods ended September 30, 2014 and for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013 is as follows (in thousands):

			For the Nine Month	For the Period
	For the Three Month Period Ended September 30,		Period Ended September 30,	From the Jefferies Acquisition Through
	2014	2013	2014	September 30, 2013

Net revenues	$840,350	$502,766	$2,460,165	$1,154,275
Expenses:
Compensation and benefits	477,268	293,771	1,390,043	667,651
Floor brokerage and clearing fees	55,967	34,500	159,500	67,491
Depreciation and amortization	19,495	20,679	54,909	39,613
Selling, general and other expenses	153,703	144,697	439,858	292,798
	706,433	493,647	2,044,310	1,067,553

Income before income taxes	$133,917	$9,119	$415,855	$86,722

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

The following provides a summary of net revenues by source for the three and nine month periods ended September 30, 2014 and for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013 (in thousands):

				For the Period
	For the Three Month		For the Nine Month	From the Jefferies
	Period Ended September 30,		Period Ended	Acquisition Through
	2014	2013	September 30, 2014	September 30, 2013

Sales and trading:
Equities	$170,176	$135,747	$532,117	$285,219
Fixed income	196,519	34,130	702,068	248,506
Total sales and trading	366,695	169,877	1,234,185	533,725
Investment banking:
Capital markets:
Equities	93,309	56,482	271,773	110,046
Debt	175,597	120,187	495,635	253,901
Advisory	196,286	142,670	443,253	232,526
Total investment banking	465,192	319,339	1,210,661	596,473
Other	8,463	13,550	15,319	24,077

Total net revenues	$840,350	$502,766	$2,460,165	$1,154,275

Net revenues for Jefferies for the third quarter of 2014 were the third highest quarter on record, reflecting record revenues in investment banking and a solid performance in equities and fixed income, across all regions.  Further, Asian revenues for the third quarter of 2014 were the second highest quarter on record and European revenues for this period were the third highest quarter on record.  Net revenues for the nine month 2014 period were a record, reflecting record investment banking revenues and strong revenues in sales and trading. These results include gains of $20.0 million from the investments in Knight and Harbinger.  Net revenues for the third quarter of 2013 reflected solid results from Jefferies investment banking platform, particularly with respect to advisory services, and continued improvement in its core equity sales and trading business. However, Jefferies fixed income business experienced a very challenging third quarter and was negatively impacted by the change in expectations for interest rates and widening credit spreads.  Net revenues for the period from the Jefferies acquisition through September 30, 2013 reflected improved performance in Jefferies core equity sales and trading business and continued strength in its investment banking platform.  However, its fixed income businesses experienced a significant slowdown in activity beginning in March 2013 and difficult trading conditions throughout the remainder of the period.  Net revenues included unrealized losses of $16.0 million and $21.7 million, respectively, for the three month 2013 period and the period from the Jefferies acquisition through September 30, 2013, for the decline in the Knight  stock price during those periods.

Equities Revenue.  Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue is heavily dependent on the overall level of trading activity of our clients.  Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC, which are accounted for under the equity method, as well as any changes in the value of Jefferies investments in Knight and Harbinger, which are accounted for at fair value.

Equities revenue for the third quarter of 2014 includes an unrealized loss of $6.5 million from our investment in Knight.  Also included within interest expense allocated to Jefferies equities business is positive income of $10.6 million for the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.

The third quarter of 2014 was characterized by U.S. stock prices continuing their upward trend as company earnings and economic data largely met expectations and monetary policy looked to remain favorable.  During the fiscal quarter, revenues from our U.S. equity cash desk were driven by increased block trading revenues and increased commission revenues due to higher customer flows as compared to the comparable 2013 quarter.  This was partially offset by lower revenues from the equity options trading desk in comparison to 2013, as the prior year quarter benefited from high market volatility.  In Europe, decreased commission and trading revenues were in line with lower market volumes during the summer months.  Asian equity commissions for the third quarter of 2014 were up, driven by an increase in client activity primarily from U.S.-based clients.

Net earnings from Jefferies Finance joint venture were higher during the 2014 quarter versus the third quarter of 2013 due to an increase in loan closings and syndications, while those from Jefferies LoanCore joint venture were lower during the 2014 quarter as compared to the same period in 2013 due to fewer securitizations.

Equities revenue for the nine month 2014 period includes unrealized gains of $20.0 million from Jefferies investments in Knight and Harbinger.  Additionally, during the first quarter of 2014, Jefferies recognized a mark-to-market gain of $12.2 million in connection with its investment in CoreCommodity Management LLC.  Also included within interest expense allocated to Jefferies equities business is positive income of $34.2 million for the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.

Equities revenue for the three month 2013 period included an unrealized loss of $16.0 million on Jefferies investment in Knight.  In addition, included within interest expense allocated to Jefferies equities business was positive income of $13.3 million for the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.  Economic data in the U.S. continued to indicate a slow recovery during Jefferies third quarter and, towards the end of August, geopolitical concerns regarding the Middle East added volatility in the U.S. and international markets. Overall market volumes were subdued during the summer months moderating customer flow in Jefferies U.S. and European equity cash trading desks for the third quarter of 2013 although the desks benefited from certain block trading opportunities.  Net earnings from Jefferies LoanCore joint venture were reflective of fewer securitizations during Jefferies third quarter of 2013 while net earnings from its investment in Jefferies Finance were strong during that period.  Equities revenue for the period from the Jefferies acquisition through September 30, 2013 included an unrealized loss of $21.7 million related to Jefferies investment in Knight.  In addition, net revenues for this period also included positive income from the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.  While stock prices over the period generally increased, trading volumes were low, which impacted Jefferies customer trading volumes.  During the second quarter of 2013, the Securities Finance desk contributed solidly to equities revenue and the performance of certain strategic investment strategies were particularly robust.

Fixed Income Revenue.  Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Included within Interest expense for the third quarter of 2014 and for the nine month 2014 period is positive income of $13.5 million and $42.3 million, respectively, from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The third quarter of fiscal 2014 was characterized by improving U.S. economic data, partially offset by increased geopolitical risks.  Treasury market conditions remained difficult, with extremely low volatility and low trading volumes.  These conditions impacted trading revenues in our U.S. rates business.  Higher revenues were seen in our corporates, mortgage, and leveraged credit businesses compared to the same 2013 period, partially due to investors migrating to certain parts of these asset classes in search of higher yields.  Investor interest in high yield asset classes continued to be strong.  Performance from municipal securities trading for the third quarter of 2014 was markedly improved over the prior year quarter as the third quarter of 2013 was negatively impacted by concerns regarding the U.S. Federal Reserve’s monetary policy.  Revenues from our U.S. mortgage desk were similarly impacted when comparing 2014 results to 2013 results.  While mortgage spreads were widening during the third quarter of 2014 upon the expectation of the U.S. Federal Reserve tapering its mortgage-backed securities purchasing program, the third quarter of 2013 saw the widest spread levels of the year and significant price depreciation.  Yields in Europe also tightened during the 2014 period, which benefited our international rates trading business and client flow increased with strong demand creating price appreciation for certain sovereigns.  Futures sales and trading revenues for the fiscal third quarter 2014 remained relatively unchanged as compared to the same 2013 period, primarily attributable to improved trading opportunities, offset by low volatility in the foreign currency markets as well as geopolitical challenges.

The first part of the nine month 2014 period was characterized by weaker U.S. economic data, which continued to be mixed throughout the nine month period.  Additionally, geopolitical factors created market uncertainty.  Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace.  These factors continued to motivate investors to take on more risk in search of yield, which has reduced demand in U.S. rates while benefiting other of our fixed income businesses.  Overall, volatility was low reducing client trading demand across most of the fixed income platform with the exception of increased customer flow in our municipal securities business.  Futures sales and trading revenues for the nine month 2014 period were negatively impacted by challenging market conditions for foreign currency trading given political and economic instability in various global environments.

Included within Interest expense for the third quarter of 2013 was positive income of $14.1 million resulting from the allocation to our fixed income business of the amortization of premiums arising from adjusting Jefferies long-term debt to fair value as part of acquisition accounting.  During the third quarter of fiscal 2013, the Treasury market experienced a steep sell-off and credit spreads widened across the U.S. fixed income markets in reaction to an anticipated decrease in Federal Reserve treasury issuances and mortgage debt purchases in future periods.  These market conditions negatively impacted our U.S. rates, corporates, U.S. mortgages and leveraged credit revenues for the quarter as the volatility made it difficult to realize net revenue from our customer flow.  The volatility in interest rates also impacted the global commodities and foreign exchange markets reducing trading demand in our futures business over the period.  Additionally, the municipal bond market saw significant outflows and municipal debt yields widened appreciably, which led to an absence of new issuances during the three month 2013 period.  Within Europe, our international rates business was able to capitalize on the shifts in sovereign debt market yields over the period producing strong trading gains.

The second quarter of fiscal 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield.  However, in May 2013, the fixed income markets became concerned about a possible tapering of the quantitative easing program leading ultimately to negative returns for the six month period across nearly all of the U.S. fixed income markets.  The U.S. rates market experienced a significant sell-off in the market in May 2013, which created a challenging environment to monetize client flow throughout the remainder of the period.  Corporate credit spreads also compressed during the second quarter of 2013 and then subsequently widened in the third quarter resulting in a difficult trading environment and reduced liquidity.  Spreads widened for mortgage products throughout and market volatility was amplified during the period resulting in write-downs across our inventory.  Municipal securities underperformed as an asset class as investors discounted greater risk than they had previously.  During the early part of the six month period, our leverage credit business produced solid results as investors also sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market; however, the unfavorable market conditions during the latter part of the period caused writedowns in our inventory.  Additionally, foreign exchange revenues were negatively impacted by volatility in the markets.

Our Europe business experienced strong trading results on market volatility and sharp shifts in yields although our international mortgage desk experienced reduced market liquidity and consequently lower levels of secondary market activity during the latter part of the period from the Jefferies acquisition through September 30, 2013.

Investment Banking Revenue.  Jefferies provides a full range of capital markets and financial advisory services to its clients across most industry sectors in the Americas, Europe and Asia.  Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.  Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.

During Jefferies third quarter of 2014, strong equity and debt markets, low borrowing costs and an improving U.S. and European economic environment, supported a higher level of overall investment banking activity compared to the same period last year.  Investment banking revenues were a record for this period.  From equity and debt capital raising activities, Jefferies generated $93.3 million and $175.6 million in revenues, respectively.  During that three month period, Jefferies completed 333 public and private debt financings that raised $62.7 billion and completed 59 public equity financings and two convertible offering that raised $27.9 billion (for 53 of which Jefferies acted as sole or joint bookrunner).  Financial advisory revenues totaled $196.3 million in the third quarter of 2014, during which Jefferies acted as financial advisor on 38 merger and acquisition transactions and five restructuring and recapitalization transactions with an aggregate transaction value of $32.2 billion.

Investment banking revenues were a record for the nine months of 2014.  Jefferies generated from equity and debt capital raising activities $271.8 million and $495.6 million in revenues, respectively.  During that period, Jefferies completed 845 public and private debt financings that raised $195.8 billion and completed 138 public equity financings and 6 convertible offerings that raised $51.9 billion (121 of which Jefferies acted as sole or joint bookrunner).  Financial advisory revenues totaled $443.3 million, including revenues from 96 merger and acquisition transactions and ten restructuring and recapitalization transactions with an aggregate transaction value of $98.2 billion.

During Jefferies third quarter of 2013, despite uneven U.S. economic growth and uncertainty surrounding the U.S. Federal Reserve’s decision on quantitative easing, capital market conditions continued to show signs of improvement due to the availability of low-priced credit and a general rise in the stock market.  Jefferies investment banking revenue for the third quarter of 2013 was its second highest quarter ever, reflecting significantly higher advisory revenues on increased corporate activity.  Jefferies completed 137 public and private debt financings that raised a total of $49.7 billion, as companies took advantage of low borrowing costs and completed 35 public equity financings that raised $8.0 billion in capital (30 of which Jefferies acted as sole or joint bookrunner). During the third quarter of 2013, Jefferies financial advisory revenues totaled $142.7 million, including fees from 42 merger and acquisition transactions where Jefferies served as financial advisor.

For the period from acquisition through September 30, 2013, Jefferies completed 73 public equity financings that raised $16.4 billion (63 of which Jefferies acted as sole or joint bookrunner).  Debt capital market revenues resulted from 275 public and private debt financing transactions that raised $104.0 billion.  Jefferies financial advisory revenue was $232.5 million, including fees from 75 merger and acquisition transactions where Jefferies served as financial advisor.

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

Included within Compensation and benefits expense are share-based amortization expenses for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $55.4 million and $183.6 million for Jefferies for the three and nine month periods of 2014, respectively, and $66.3 million and $136.7 million for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013, respectively.  In addition, compensation and benefits expense for Jefferies for the three and nine month 2014 periods includes approximately $3.4 million and $11.0 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.

Compensation and benefits as a percentage of Net revenues was 56.8% and 56.5% for the three and nine month 2014 periods, respectively, and 58.4% and 57.8%, respectively, for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013.

Non-Compensation Expenses

Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, depreciation and amortization expense and other costs.  All of these expenses, other than floor brokerage and clearing fees and depreciation and amortization expense, are included within Selling, general and other expenses in the Consolidated Statements of Operations.  Floor brokerage and clearing expenses for the periods are reflective of the trading volumes in Jefferies fixed income and equities trading businesses.  Technology and communications expense includes costs associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to our global headquarters.  Occupancy and equipment rental expense for the third quarter of 2014 reflects incremental office re-configuration expenditures at our global headquarters.  Business development costs reflect continued efforts to build market share, including our loan origination business conducted through Jefferies Finance.  Professional services expense includes legal and consulting fees that continue to be incurred as part of implementing various regulatory requirements.

Non-compensation expenses include approximately $3.6 million and $10.6 million for the three and nine month 2014 periods, respectively, in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting and $2.0 million and $6.2 million for the three and nine month 2014 periods, respectively, in additional lease expense related to recognizing existing leases at their current market value.

Non-compensation expenses for Jefferies for the three months ended September 30, 2013 and the period from the Jefferies acquisition through September 30, 2013 included $2.5 million and $11.6 million, respectively, related to legal and consulting fees incurred in connection with the acquisition of Jefferies and $8.0 million and $14.1 million, respectively, in amortization expense associated with fair value adjustments recognized due to the Jefferies acquisition.  Non-compensation expenses for Jefferies for the three month 2013 period and the period from the Jefferies acquisition through September 30, 2013 also included $2.1 million and $4.2 million, respectively, in additional lease expense related to recognizing existing leases at their current market value.  Non-compensation expenses for the three month period and the period from the Jefferies acquisition through September 30, 2013 also reflect $13.4 million in litigation settlement costs, which include the final judgment related to Jefferies last outstanding auction rate securities legal matter.  In addition, during the period from the Jefferies acquisition through September 30, 2013, a $7.3 million charge was recognized due to vacating certain office space.

Beef Processing Services Results
Our beef processing operations are conducted through our ownership of National Beef Packing Company, LLC, one of the largest beef processing companies in the U.S.  A summary of results of operations for National Beef for the three and nine month periods ended September 30, 2014 and 2013 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Net revenues	$1,983,349	$1,921,017	$5,879,820	$5,630,882

Expenses:
Cost of sales	1,917,114	1,832,907	5,750,763	5,457,475
Compensation and benefits	8,816	8,395	29,975	24,966
Interest	3,747	2,944	10,660	9,428
Depreciation and amortization	21,479	22,250	63,434	65,838
Selling, general and other expenses	5,885	6,208	20,175	18,090
	1,957,041	1,872,704	5,875,007	5,575,797

Income before income taxes	$26,308	$48,313	$4,813	$55,085

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratios during the three and nine months of 2014 were largely unchanged from the comparable 2013 periods.

Higher revenues during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, are due primarily to higher selling prices but lower sales volume as fewer cattle were processed.  Cost of sales increased during the 2014 periods as compared to the comparable 2013 periods, as fed cattle prices continued to rise and reached record high level, due in part to the declining supply of fed cattle available for slaughter.  As a result, gross margins were compressed during these periods.

As more fully discussed in the 2013 10-K, during the fourth quarter of 2013 National Beef decided to close its beef processing facility located in Brawley, California; the facility was closed during the second quarter of 2014.  In addition to the long-lived asset impairment charge that it recorded in the fourth quarter of 2013, during the nine months ended September 30, 2014, National Beef recognized $6.8 million of costs in connection with closing the Brawley facility.  These costs include employee separation and retention, systems decommissioning and various other expenses.  Of these amounts, during the nine month 2014 period, $4.5 million related to employee separation, which is included in compensation and benefits in the table above, and the various other costs are included in selling, general and other expenses in the table above.  National Beef does not expect to incur significant additional costs related to the closure of the Brawley facility in future periods.

During 2013, Walmart discontinued using National Beef as a provider of its consumer-ready products.  In addition to its Kansas City Steak Company facility, National Beef has two other consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and the other substantially so dedicated.  The underutilization of these plants has impacted the results of National Beef, and it has taken steps to establish replacement business for those facilities.  Through the third quarter of 2014, it has made substantial progress in increasing the utilization of these plants; however, it is uncertain as to whether it will be able to fully replace the lost business or attain the same level of profitability as in the past.

Other Operations Results
Our other operations reflect the results of a variety of other businesses including manufacturing, oil and gas exploration and production and the Leucadia asset management platform, which was newly formed during the third quarter of 2013.  We sold substantially all of our real estate operations to HomeFed during March 2014 in exchange for HomeFed common shares; from that point on, our share of the income from those operations has been included in income related to associated companies.  During September of 2014, we decided to cease further development of the Lake Charles clean energy project.  Project development costs to date, which were expensed as incurred, are reflected in discontinued operations for 2014 and 2013.

A summary of results of operations for other operations for the three and nine month periods ended September 30, 2014 and 2013 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Net revenues	$148,489	$89,489	$357,995	$264,089

Expenses:
Cost of sales	84,665	69,256	238,022	196,802
Compensation and benefits	8,127	5,352	22,995	16,472
Interest	1,471	173	2,735	239
Depreciation and amortization	4,011	2,242	10,096	7,025
Selling, general and other expenses	14,828	15,382	43,664	53,548
	113,102	92,405	317,512	274,086

Income (loss) before income taxes	$35,387	$(2,916)	$40,483	$(9,997)

For the three and nine month 2014 periods, revenues for manufacturing were $105.9 million and $288.4 million, respectively, and for the three and nine month 2013 periods, were $84.5 million and $239.3 million, respectively.  For the three and nine month 2014 periods, revenues for asset management were $4.0 million and $15.0 million, respectively.  Revenues for asset management for the 2013 periods were not significant.  Revenues for our recently formed oil and gas exploration and production businesses were $5.9 million and $7.8 million for the three and nine month 2014 periods, respectively.  Net revenues for the three and nine month 2014 periods include a $22.7 million gain on the sale of an equity interest for cash proceeds of $33.0 million.  We have not recognized significant amounts of income or losses related to this associated company for the 2014 and 2013 periods.

For the three and nine month 2014 periods, the portions of depreciation and amortization expense above which relate to manufacturing were $1.1 million and $3.4 million, respectively, and for the three and nine month 2013 periods, were $1.1 million and $3.4 million, respectively.

Pre-tax income for manufacturing was $12.6 million and $26.9 million, respectively, for the three and nine month 2014 periods and was $8.6 million and $22.8 million, respectively, for the three and nine month 2013 periods.  Pre-tax income for asset management was $1.3 million and $5.4 million, respectively, for the three and nine month 2014 periods and was not significant in the 2013 periods.  Pre-tax results for the oil and gas exploration and production businesses were not significant for the 2014 periods.  Pre-tax losses for the Oregon LNG project were $1.5 million and $5.4 million for the three and nine month 2014 periods, respectively, and $3.4 million and $10.8 million for the same periods in 2013.

Corporate Results, including Parent Company Interest
A summary of results of operations for corporate for the three and nine month periods ended September 30, 2014 and 2013 is as follows (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Net revenues	$31,455	$18,780	$100,150	$455,676

Expenses:
Compensation and benefits	22,411	14,145	63,622	62,316
Parent company interest	24,281	14,117	73,824	50,094
Depreciation and amortization	1,479	1,878	4,155	8,048
Selling, general and other expenses	89,654	10,313	110,824	41,778
	137,825	40,453	252,425	162,236

Income (loss) before income taxes	$(106,370)	$(21,673)	$(152,275)	$293,440

Net revenues for our corporate segment primarily consist of principal transactions related to unrealized gains (losses) on corporate securities classified as trading assets for which the fair value option was elected, net realized securities gains and losses, interest and other income.  Unrealized gains (losses) were $17.5 million and $49.7 million for the three and nine month 2014 periods, respectively, and $182.7 million for the nine month 2013 period.  Net realized securities gains for corporate aggregated $3.8 million and $20.9 million for the three and nine month 2014 periods, respectively, and $5.0 million and $244.4 million for the three and nine month 2013 periods, respectively.  In the nine month 2013 period, security gains include $227.6 million related to the sale of Inmet common shares.  Other income decreased in the three and nine month 2014 periods as compared to the same periods in 2013 principally due to $6.4 million received in connection with the settlement of certain litigation in the third quarter of 2013.

Compensation and benefits includes accrued incentive bonus expenses of $7.0 million and $20.4 million, respectively, for the three and nine month periods ended September 30, 2014 and $14.5 million for the nine month period ended September 30, 2013.  Amounts for the three month 2013 period were not significant.  In addition, compensation and benefits for the nine month 2013 period includes an accrual of $8.2 million related to retention agreements with certain executive officers.  Share-based compensation expense was $6.7 million and $19.5 million, respectively, during the three and nine month 2014 periods and $7.0 million and $16.0 million, respectively, during the three and nine month 2013 periods.

The change in interest expense primarily reflects the issuance of $750.0 million principal amount of 5.50% Senior Notes due 2023 and $250.0 million principal amount of 6.625% Senior Notes due 2043 in October 2013 and the maturity of certain of our debt securities during 2013 and 2014.

Selling, general and other expenses for the three and nine month 2014 periods include a charge relating to the agreement to settle certain litigation, subject to court approval, for an aggregate payment of $70 million along with attorney’s fees to be determined and approved by the court.  See Note 21, Commitments, Contingencies and Guarantees, for further information.

Selling, general and other expenses for the nine month 2013 period include costs related to the acquisition of Jefferies of $7.0 million and consent fees of $2.3 million paid to amend a covenant in our senior note indenture.

Income Taxes

For the three and nine months ended September 30, 2014, the provision for income taxes includes $11.2 million and $51.1 million, respectively, for state income taxes and $3.8 million and $14.5 million, respectively, for foreign income taxes.  For the three and nine months ended September 30, 2014, the provision for income taxes includes a tax benefit of $22.2 million related to the reduction of the valuation allowance with respect to certain net operating loss carryovers, which we now believe are more likely than not to be utilized before they expire.  For the three and nine months ended September 30, 2013, the provision for income taxes includes $1.8 million and $43.8 million, respectively, for state and foreign income taxes.  For the nine months ended September 30, 2013, the provision for income taxes also includes a charge of $12.3 million to write-off a portion of our net deferred tax asset for state income taxes, resulting from a change in our expected state filing positions as a result of the Jefferies acquisition and reflects certain non-deductible expenses.

For the nine month period ended September 30, 2013, the income tax provision also includes the reversal of the December 31, 2012 deferred tax liability of $34.0 million related to our investment in Jefferies that we elected to account for under the fair value option prior to the acquisition.  Due to the acquisition, there was no net income tax provision recorded for income related to the fair value option for Jefferies for the nine month period ended September 30, 2013; as a result the impact on the tax provision was a benefit of $65.2 million.

Associated Companies
Income (losses) related to associated companies includes the following for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Berkadia	$20,042	$18,283	$58,403	$67,714
Garcadia companies	13,798	11,329	39,100	31,444
Linkem	(4,535)	(7,040)	(15,094)	(20,562)
HomeFed	962	283	1,139	(313)
JHYH	–	–	–	7,178
Other	(1,350)	1,034	750	4,099

Total	$28,917	$23,889	$84,298	$89,560

As more fully discussed above, during 2014 we increased our economic ownership interest in HomeFed to approximately 65%; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  Since the transaction did not result in our obtaining voting control of HomeFed, our investment in HomeFed continues to be accounted for as an investment in an associated company.

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

In addition to cash and cash equivalents, we consider investments classified as available for sale securities and an investment in a managed fund as being generally available to meet our liquidity needs.  Securities classified as available for sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.  As of September 30, 2014, the sum of these amounts aggregated $6.2 billion.  However, since $4.1 billion of this amount is pledged as collateral pursuant to various agreements, is held by subsidiaries with outstanding debt (including Jefferies), or by subsidiaries that are party to agreements that restrict our ability to use the funds for other purposes, we do not consider those amounts to be available to meet corporate liquidity needs.  The remaining $2.1 billion that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, other publicly traded debt and equity securities and an investment in a managed fund.  This amount does not include the investment in Harbinger described below, which may be sold under certain conditions, but which we currently intend to hold.

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

The holding company’s only long-term cash requirement is to make principal payments on its long-term debt ($1,458.6 million principal outstanding as of September 30, 2014), of which $458.6 million is due in 2015, $750.0 million in 2023 and $250.0 million in 2043.  The $97.6 million of 3.75% Convertible Senior Subordinated Notes due 2014 were converted primarily in April 2014 into 4,606,109 common shares prior to maturity and are no longer outstanding.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the cost cannot be predicted.

As of September 30, 2014, we own approximately 41.6 million common shares of Harbinger Group Inc. (“Harbinger”), representing approximately 20% of Harbinger’s outstanding common shares, which are accounted for under the fair value option.  The shares were acquired at an aggregate cost of $411.1 million ($253.0 million during 2014), are classified as Trading Assets and carried at fair value of $545.8 million at September 30, 2014.  In addition, we currently have two directors on Harbinger’s board.  We have agreed not to increase our interest in Harbinger above 27.5% through March 17, 2016.

During 2014, we sold to HomeFed substantially all of our real estate properties and operations, our interest in Brooklyn Renaissance Plaza  and cash of $12.5 million (subject to adjustment), in exchange for 7,500,000 newly issued unregistered HomeFed common shares.

During the nine months ended September 30, 2014, we invested $317.0 million in the Leucadia asset management platform.  Substantially all of the invested funds represent seed capital for new investment vehicles managed by us or third parties that employ distinct and diverse investment strategies.  Leucadia asset management has raised and intends to continue to raise additional capital from third party investors as it seeks to build its asset management business.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”), which is expected to register as an investment adviser with the SEC and launch a multi-manager investment partnership.  We have committed to invest $400 million in Folger Hill's investment partnership conditioned upon, among other things, Folger Hill’s raising an additional at least $400 million in commitments from other investors.  The Folger Hill investment partnership is expected to begin investing in the first quarter of 2015.  We also committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of September 30, 2014, no amounts have been provided to Folger Hill under the revolving credit facility.

During the nine months ended September 30, 2014, we invested $344.8 million in initial and add-on investments in Juneau Energy ($105.8 million) and Vitesse Energy ($239.0 million).  Juneau leases and develops oil and gas properties in Texas and Oklahoma.  Vitesse selectively acquires non-operating oil and gas interests in the heart of the Bakken Shale oil field.

In September 2014, we invested $70.9 million, net in a joint venture (Golden Queen Mining Company, LLC) with Golden Queen Mining Co. Ltd. and the Clay family to jointly fund, develop and operate the Soledad Mountain project.  The project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  Construction has started on site and commissioning is planned for late 2015.  At September 30, 2014, we have an approximate 34% interest in the joint venture.  We have committed to invest during the nine months after our initial investment up to an additional approximately $27 million to fully develop the project.

In July 2014, we sold Premier, through which we had conducted our gaming operations, for aggregate cash consideration of $250.0 million, subject to working capital adjustment.  We recorded a pre-tax gain on sale of discontinued operations of $12.1 million in the third quarter of 2014.

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

At September 30, 2014, we had outstanding 368,464,112 common shares and 13,765,036 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 382,229,148 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of October 23, 2014, we are authorized to repurchase 25,000,000 common shares.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at September 30, 2014 (dollars in thousands):

Total equity	$10,385,107
Less, investment in Jefferies	(5,568,243)
Equity excluding Jefferies	4,816,864
Less, our two largest investments, at book value:
National Beef	(797,460)
Harbinger	(545,792)
Equity in a stressed scenario	3,473,612
Less, net deferred tax asset excluding Jefferies amount	(1,299,746)
Equity in a stressed scenario less net deferred tax asset	$2,173,866
Balance sheet amounts:
Available liquidity, per above	$2,116,429
Parent company debt (see Note 14 to our Consolidated financial statements)	$1,444,941

Ratio of parent company debt to stressed equity:
Maximum	.50	x
Actual, equity in a stressed scenario	.42	x
Actual, equity in a stressed scenario excluding net deferred tax asset	.66	x
Ratio of available liquidity to parent company debt:
Minimum	1.0	x
Actual	1.5	x

In addition, management has indicated to the agencies that our largest single investment will be not more than 20% of equity excluding Jefferies (currently National Beef), and that the next largest investment will be no more than 10% of equity excluding Jefferies, in each case measured at the time such investment was made.  The ratio of parent company debt to stressed equity excluding the net deferred tax asset exceeded the maximum due to the Senior Notes sold in October 2013.  However, as these notes were issued, in part, to provide funds for maturing notes, it is considered to be a temporary situation that will not impact our credit ratings.

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

Of Jefferies total trading assets, approximately 75% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At September 30, 2014, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are 2.6% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months	From Jefferies Acquisition
	Ended	Through
	September 30, 2014	December 31, 2013
Securities purchased under agreements to resell:
Period end	$4,571	$3,747
Month end average	5,961	4,936
Maximum month end	8,081	6,007

Securities sold under agreements to repurchase:
Period end	$10,532	$10,780
Month end average	13,307	13,308
Maximum month end	16,586	16,502

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statement of Financial Condition at September 30, 2014 (in thousands):

		Average Balance
		Third Quarter
	Actual	2014 (1)
Cash and cash equivalents:
Cash in banks	$721,011	$603,459
Certificate of deposit	50,000	46,875
Money market investments	3,264,228	2,222,351
Total cash and cash equivalents	4,035,239	2,872,685

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,529,586	1,189,258
Other (3)	348,112	582,585
Total other sources	1,877,698	1,771,843

Total cash and cash equivalents and other liquidity sources	$5,912,937	$4,644,528

(1)	Average balances are calculated based on weekly balances.
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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets (both long and short) in Jefferies trading accounts are actively traded and readily marketable.  Repurchase financing can be readily obtained for 75% of inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,292,155	$345,555	$1,982,877	$137,721
Corporate debt securities	2,507,820	8,552	2,250,512	26,983
U.S. government, agency and municipal securities	3,609,806	296,362	2,513,388	400,821
Other sovereign obligations	2,240,202	1,310,164	2,346,485	991,774
Agency mortgage-backed securities (1)	3,112,890	–	2,976,133	–
Physical commodities	63,831	–	37,888	–

	$13,826,704	$1,960,633	$12,107,283	$1,557,299

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

Sources of Funding

Secured Financing

Readily available secured funding is used to principally finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 82% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.

A significant portion of the financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $585.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at September 30, 2014.  Of the $585.0 million aggregate notes, $60.0 million matures in November 2014, $60.0 million in February 2015, $85.0 million matures in March 2015, $200.0 million in July 2016 and $80.0 million in August 2016, all bearing interest at a spread over one month LIBOR.  The remaining $100.0 million matures in February 2016 and bears interest at a spread over three month LIBOR.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of September 30, 2014, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $92.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings for Jefferies during the three and nine month periods of 2014 were $31.3 million and $87.9 million, respectively.

Long-Term Debt

In May 2014, Jefferies issued under its $2.0 billion Euro Medium Term Note Program senior unsecured notes with a principal amount of €500.0 million, due 2020, which bear interest at 2.375% per annum.  Proceeds amounted to €498.7 million.

The Jefferies Credit Facility is a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million, with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  In June 2014, Jefferies amended and restated the facility to extend the term for three years and reduced the committed amount to $750.0 million.  The borrowers under the facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited.  On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC (a U.S. broker-dealer), with Jefferies LLC as the surviving entity; Jefferies is a borrower under the Credit Facility.  Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The facility is guaranteed by Jefferies and contains financial covenants that, among other things, imposes restrictions on future indebtedness of its subsidiaries, requires Jefferies to maintain specified levels of tangible net worth and liquidity amounts, and requires certain subsidiaries to maintain specified levels of regulated capital.  Jefferies is currently in compliance with the facility and expects to remain in compliance given current liquidity, anticipated additional funding requirements given its business plan and profitability expectations.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $62.0 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Net Capital

Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA").  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and which may limit distributions from Jefferies regulated subsidiaries.  Additionally, Jefferies Bache, LLC is registered as a Futures Commission Merchant (“FCM”) and is subject to Rule 1.17 of the Commodities Futures Trading Commission ("CFTC").  FINRA is the designated self-regulatory organization for the U.S. broker-dealers and the Chicago Mercantile Exchange is the designee for Jefferies Bache, LLC.

Jefferies LLC, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$902,855	$829,380
Jefferies Execution	5,737	5,487

	Adjusted Net Capital	Excess Net Capital

Jefferies Bache, LLC	$187,645	$84,003

On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC (a U.S. broker-dealer), with Jefferies LLC as the surviving entity, registering as a FCM.  The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.  Jefferies minimum net capital requirement would have increased from approximately $73.0 million to $103.0 million had the merger occurred on August 31, 2014.

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  Jefferies expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, LLC and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.

Consolidated Statements of Cash Flows

Net cash of $1,264.3 million was used for operating activities in the nine month 2014 period and net cash of $938.7 million was provided by operating activities in the nine month 2013 period.  Jefferies used funds of $649.4 million during the 2014 period and generated funds of $1,052.4 million during the 2013 period.  National Beef used funds of $42.6 million and generated funds of $19.1 million during 2014 and 2013, respectively; manufacturing generated funds of $17.7 million and $17.2 million during 2014 and 2013, respectively; and discontinued operations used funds of $34.9 million and $54.1 million during 2014 and 2013, respectively.  Cash of $253.0 million was used to acquire our investment in Harbinger and make additional investments of $317.0 million in the Leucadia asset management platform, both of which are classified as a use of cash for operating activities.  The change in operating cash flows also reflects greater interest payments and lower income tax payments.  During 2014, distributions from associated companies principally were received from Berkadia ($51.4 million), Garcadia ($34.0 million) and Jefferies associated companies ($43.4 million).  During 2013, distributions from associated companies principally were received from Berkadia ($43.5 million), Garcadia ($18.9 million) and Jefferies associated companies ($28.3 million).

Net cash of $502.4 million and $4,395.6 million was provided by investing activities in the nine month 2014 and 2013 periods, respectively.  Cash acquired upon acquisition of Jefferies was $3,018.0 million in 2013.  Acquisitions of property, equipment and leasehold improvements, and other assets include amounts primarily related to Jefferies ($86.2 million and $30.2 million in 2014 and 2013, respectively); National Beef ($36.1 million and $30.8 million in 2014 and 2013, respectively); the Other operations segment, primarily oil and gas exploration and production businesses, ($335.6 million and $8.1 million in 2014 and 2013, respectively); and discontinued operations ($9.4 million and $19.0 million in 2014 and 2013, respectively).  Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold in 2014 relates to the sale of Premier. Loans to and investments in associated companies include Golden Queen ($105.0 million in 2014), including $34.1 contributed from the noncontrolling interest, Garcadia ($10.8 million and $38.4 million in 2014 and 2013, respectively), Linkem ($6.7 million and $26.2 million in 2014 and 2013, respectively) and Jefferies related entities ($1,196.6 million and $1,133.8 million in 2014 and 2013, respectively).  Capital distributions and loan repayment from associated companies include Jefferies related entities ($1,297.1 million and $1,363.8 million in 2014 and 2013, respectively) and Garcadia ($3.3 million and $11.7 million in 2014 and 2013, respectively).

Net cash of $1,099.8 million was provided by financing activities in the nine month 2014 period and net cash of $1,066.7 million was used for financing activities in the nine month 2013 period.  During 2014, issuance of debt primarily reflects increases in Jefferies debt ($739.2 million), borrowings by National Beef under its bank credit facility ($106.4 million) and borrowings by the Other operations segment ($155.9 million).  Issuance of debt for 2013 primarily reflects increases in Jefferies debt ($720.0 million), borrowings by National Beef under its bank credit facility ($106.8 million) and borrowings by the Other operations segment ($23.0 million).  Reduction of debt for 2014 includes $24.0 million related to National Beef’s debt, $250.0 million related to Jefferies debt and $120.9 million of debt related to the Other operations segment.  Reduction of debt for 2013 includes $94.5 million and $307.4 million, respectively, on the maturity of the Company’s 7 ¾% Senior Notes and the Company’s 7% Senior Notes, $75.9 million related to National Beef’s debt, $685.0 million related to Jefferies debt and the decrease in repurchase agreements of $391.7 million.  Contributions from noncontrolling interests in 2014 include $34.1 million related to Golden Queen.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; recent changes in our key executives could cause our investments to be less successful than in the past; economic downturns, including a downgrade of the U.S. credit rating and Europe’s debt crisis, or a recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to replace Walmart’s consumer-ready business; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; increases in mortgage interest rate levels or the lack of available consumer credit; lack of liquidity and turmoil in the capital markets; obtaining regulatory approvals to develop large scale energy projects; risks of loss relating to our oil and gas exploration and production investments; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; a decrease in consumer spending or general increases in the cost of living; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; changes in government tax policies in foreign and domestic jurisdictions; new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation under the Dodd-Frank Act on Jefferies; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; and liability associated with legal proceedings.  For additional information, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K and Part II, Item 1A. Risk Factors contained in this Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  The discussion of risk is presented separately for Jefferies and the balance of our company.  Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk.  Information related thereto required under this Item is contained in Item 7A in the 2013 10-K, and is incorporated by reference herein.  As more fully discussed elsewhere in this Report, we own approximately 41.6 million common shares of Harbinger, representing approximately 20% of Harbinger’s outstanding common shares, which are accounted for under the fair value option and included within Trading Assets at fair value of $545.8 million at September 30, 2014.  Assuming a decline of 10% in market prices, the value of our investment in Harbinger could decrease by approximately $55 million.

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

Value-at-Risk

Within Jefferies, Value-at-Risk (“VaR”) is used as a measurement of market risk using a model that simulates revenue and loss distributions on substantially all financial instruments by applying historical market changes to the current portfolio.  Using the results of this simulation, VaR measures the potential loss in value of our financial instruments over a specified time horizon at a given confidence level.  Jefferies calculates a one-day VaR using a one year look-back period measured at a 95% confidence level.  This implies that, on average, Jefferies expects to realize a loss of daily trading net revenue at least as large as the VaR amount on one out of every twenty trading days.

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

	Daily VaR (1)
	Value-at-Risk In Trading Portfolios

	VaR as of						VaR as of
	August 31,	Daily VaR for the Three Months Ended					May 31,	Daily VaR for the Three Months Ended
Risk Categories	2014	August 31, 2014					2014	May 31, 2014
		Average	High		Low			Average	High		Low
Interest Rates	$3.92	$4.92	$7.90		$3.18		$5.58	$6.82	$8.62		$5.58
Equity Prices	12.93	12.01	14.57		8.60		9.11	9.97	14.68		7.85
Currency Rates	1.33	1.23	6.59		0.37		1.14	0.67	1.95		0.26
Commodity Prices	0.53	0.40	0.93		0.08		0.48	1.11	2.14		0.25
Diversification Effect (2)	(4.24)	(5.06)	N/	A	N/	A	(0.11)	(3.63)	N/	A	N/	A
Firmwide	$14.47	$13.50	$17.34		$10.31		$16.20	$14.94	$19.68		$10.70

(1)	VaR is the potential loss in value of Jefferies trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR decreased to $13.5 million for the three months ended August 31, 2014 from $14.94 million for the three months ended May 31, 2014.  The decrease was driven by lower credit spread and interest rate volatility.  Jefferies also saw an increase in the diversification benefit across asset classes.  The decrease was partially offset by an increase in equity price risk as a result of an increase in an equity block position.  Market risk from currency rates and commodity prices risk did not change significantly from the prior fiscal quarter.  Excluding the investment in Knight, the average VaR for the three months ended August 31, 2014 and May 31, 2014 was $8.25 million and $8.63 million, respectively.  Excluding both the investment in Knight and Harbinger, average VaR for the three months ended May 31, 2014 was $7.97 million.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended August 31, 2014, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.  Excluding trading losses associated with the daily marking to market of the position in Knight, there would have been no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2014 (in thousands):

10% Sensitivity

Private investments	$32,761
Corporate debt securities in default	10,941
Trade claims	4,488

Excluding trading losses associated with the daily marking to market of the position in Knight, there were two days with trading losses out of a total of 64 trading days in the three months ended August 31, 2014. Including these losses, there were nine days with trading losses.

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

Jefferies employs a Credit Risk Framework, which is responsible for identifying credit risks throughout its operating businesses, establishing counterparty limits and managing and monitoring those credit limits.  Jefferies framework includes:

•	defining credit limit guidelines and credit limit approval processes;
•	providing a consistent and integrated credit risk framework across the enterprise;
•	approving counterparties and counterparty limits with parameters set by its Risk Management Committee;
•	negotiating, approving and monitoring credit terms in legal and master documentation;
•	delivering credit limits to all relevant sales and trading desks;
•	maintaining credit reviews for all active and new counterparties;
•	operating a control function for exposure analytics and exception management and reporting;
•	determining the analytical standards and risk parameters for on-going management and monitoring of global credit risk books;
•	actively managing daily exposure, exceptions, and breaches;
•	monitoring daily margin call activity and counterparty performance (in concert with its Margin Department); and
•	setting the minimum global requirements for systems, reports, and technology.

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

Current counterparty credit exposures reflected in our Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013 are summarized in the table below and provided by credit quality, region and industry.  Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  Of the counterparty credit exposure at September 30, 2014, excluding cash and cash equivalents, 64% are investment grade counterparties, compared to 66% at December 31, 2013, and are mainly concentrated in North America.  Excluding cash and cash equivalents, current exposure has increased 37% to approximately $1.4 billion from $1.0 billion.  All business areas contributed to the increase over the period, with the largest increase from securities and margin finance.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
AAA Range	$—	$—	$2.9	$0.2	$—	$—	$2.9	$0.2	$3,264.2	$2,680.6	$3,267.1	$2,680.8
AA Range	0.7	—	94.1	104.8	9.7	14.7	104.5	119.5	31.4	144.1	135.9	263.6
A Range	4.9	—	493.5	374.4	69.6	56.7	568.0	431.1	737.4	734.7	1,305.4	1,165.8
BBB Range	125.0	71.0	74.1	39.9	26.1	16.2	225.2	127.1	2.2	1.7	227.4	128.8
BB or Lower	157.0	120.3	217.8	115.4	18.3	9.5	393.1	245.2	—	—	393.1	245.2
Unrated	116.7	86.6	—	—	0.1	18.6	116.8	105.2	—	—	116.8	105.2

Total	$404.3	$277.9	$882.4	$634.7	$123.8	$115.7	$1,410.5	$1,028.3	$4,035.2	$3,561.1	$5,445.7	$4,589.4

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Asia/Latin America/Other	$38.4	$—	$70.6	$30.9	$5.9	$11.6	$114.9	$42.5	$202.0	$183.3	$316.9	$225.8
Europe	11.9	—	239.2	180.3	51.7	47.6	302.8	227.9	251.3	269.3	554.1	497.2
North America	354.0	277.9	572.6	423.5	66.2	56.5	992.8	757.9	3,581.9	3,108.5	4,574.7	3,866.4

Total	$404.3	$277.9	$882.4	$634.7	$123.8	$115.7	$1,410.5	$1,028.3	$4,035.2	$3,561.1	$5,445.7	$4,589.4

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Asset Managers	$—	$—	$23.8	$7.1	$0.4	$0.5	$24.2	$7.6	$3,264.2	$2,680.7	$3,288.4	$2,688.3
Banks, Broker-dealers	5.6	—	421.2	354.9	98.3	73.8	525.1	428.7	771.0	880.4	1,296.1	1,309.1
Commodities	—	—	52.8	35.6	7.5	9.4	60.3	45.0	—	—	60.3	45.0
Other	398.7	277.9	384.6	237.1	17.6	32.0	800.9	547.0	—	—	800.9	547.0

Total	$404.3	$277.9	$882.4	$634.7	$123.8	$115.7	$1,410.5	$1,028.3	$4,035.2	$3,561.1	$5,445.7	$4,589.4

For additional information regarding credit exposure to OTC derivative contracts, see Note 5, Derivative Financial Instruments, in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013 (in millions):

	As of September 30, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Germany	$245.2	$(196.0)	$493.8	$—	$105.9	$2.7	$34.7	$651.6	$686.3
Great Britain	397.3	(200.1)	(15.3)	4.3	35.4	20.1	235.1	241.7	476.8
Italy	1,731.2	(1,140.7)	(127.9)	—	1.5	0.3	—	464.4	464.4
Canada	187.7	(57.2)	18.0	—	117.3	7.8	2.6	273.6	276.2
Belgium	155.5	(18.7)	—	—	4.4	—	17.0	141.2	158.2
Hong Kong	17.4	(8.2)	4.7	—	1.5	—	121.9	15.4	137.3
Puerto Rico	120.1	—	—	—	—	—	—	120.1	120.1
Switzerland	51.4	(18.2)	4.1	—	58.3	14.7	0.5	110.3	110.8
Portugal	213.3	(111.6)	—	—	—	—	—	101.7	101.7
Spain	379.4	(286.7)	—	—	0.1	0.1	0.7	92.9	93.6
Total	$3,498.5	$(2,037.4)	$377.4	$4.3	$324.4	$45.7	$412.5	$2,212.9	$2,625.4

	As of December 31, 2013
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$418.8	$(181.5)	$(27.2)	$—	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	—	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	—	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	—	1.8	0.1	—	239.9	239.9
Canada	140.6	(59.0)	18.8	—	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	—	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	—	—	—	—	—	—	130.1	130.1
Luxembourg	75.0	(15.1)	—	—	0.1	—	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	—	0.3	—	104.3	15.0	119.3
Austria	130.2	(32.8)	—	—	5.0	—	0.1	102.4	102.5
Total	$3,370.0	$(1,909.0)	$(7.6)	$—	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

The table below reflects Jefferies exposure to the sovereign debt and economic derivative positions of Greece, Ireland, Italy, Portugal, and Spain, and its exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at September 30, 2014.  This table is presented in a manner consistent with how Jefferies management views and monitors these exposures as part of its risk management framework.  Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries.  While the economic derivative positions are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of its positions.  Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security.  Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist.  Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

	Fair Value			Notional Amount (4)
(in millions)	Long Debt Securities (1) (2)	Short Debt Securities (2) (3)	Net Cash Inventory	Long Derivatives		Short Derivatives	Net Derivatives
Greece
Sovereigns	$2.7	$2.5	$0.2	$—		$—	$—
Corporations	11.0	3.5	7.5	0.1		0.2	(0.1)
Financial Institutions	1.6	—	1.6	—		—	—

Total Greece	15.3	6.0	9.3	0.1		0.2	(0.1)

Ireland
Sovereigns	6.0	1.3	4.7	—		—	—
Corporations	5.4	0.4	5.0	0.2		0.3	(0.1)
Financial Institutions	30.9	0.3	30.6	—		—	—

Total Ireland	42.3	2.0	40.3	0.2		0.3	(0.1)

Italy
Sovereigns	1,465.3	1,116.1	349.2	272.5	(5)	381.5	(109.0)
Corporations	15.9	11.9	4.0	0.8		19.7	(18.9)
Financial Institutions	190.5	12.7	177.8	—		—	—
Structured Products	59.6	—	59.6	—		—	—

Total Italy	1,731.3	1,140.7	590.6	273.3		401.2	(127.9)

Portugal
Sovereigns	166.8	101.4	65.4	—		—	—
Corporations	0.6	2.4	(1.8)	—		—	—
Financial Institutions	17.0	7.8	9.2	—		—	—
Structured Products	28.9	—	28.9	—		—	—

Total Portugal	213.3	111.6	101.7	—		—	—

Spain
Sovereigns	248.0	269.3	(21.3)	—		—	—
Corporations	22.7	12.7	10.0	—		—	—
Financial Institutions	70.2	4.7	65.5	—		—	—
Structured Products	38.4	—	38.4	—		—	—

Total Spain	379.3	286.7	92.6	—		—	—

Total	$2,381.5	$1,547.0	$834.5	$273.6		$401.7	$(128.1)

Total Sovereign	$1,888.8	$1,490.6	$398.2	$272.5		$381.5	$(109.0)

Total Non-sovereign	$492.7	$56.4	$436.3	$1.1		$20.2	$(19.1)

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

(3)
Short securities represent the fair value of debt securities sold short and are presented within Trading liabilities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(4)	Derivative contracts include credit default swaps, bond futures and listed equity options.
(5)	These positions are comprised of bond futures executed on exchanges outside Italy.

For Jefferies third quarter of 2014, its exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year		Total Average Balance
Financial instruments owned - Debt securities
Greece	$—	$6.0		$6.0
Ireland	2.9	4.1		7.0
Italy	567.4	1,819.3		2,386.7
Portugal	4.8	135.3		140.1
Spain	16.1	422.2		438.3

Total average fair value of long debt securities (1)	591.2	2,386.9		2,978.1

Financial instruments sold - Debt securities
Greece	—	6.2		6.2
Ireland	1.2	0.8		2.0
Italy	195.7	1,433.1		1,628.8
Portugal	1.1	97.6		98.7
Spain	7.3	413.4		420.7

Total average fair value of short debt securities	205.3	1,951.1		2,156.4

Total average net fair value of debt securities	385.9	435.8		821.7

Derivative contracts - long notional exposure Italy	—	129.2	(2)	129.2

Total average notional amount - long	—	129.2		129.2

Derivative contracts - short notional exposure Italy	—	248.5		248.5

Total average notional amount - short	—	248.5		248.5

Total average net derivative notional exposure (3)	—	(119.3)		(119.3)

Total average net exposure to select European countries	$385.9	$316.5		$702.4

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

In addition, non-U.S. sovereign obligations recorded in trading assets and trading liabilities are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations.  Accordingly, foreign sovereign obligations are utilized as underlying collateral for Jefferies repurchase financing arrangements.  Repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$—	$—	$—
Ireland	3.7	115.4	(111.7)
Italy	1,365.0	1,582.4	(217.4)
Portugal	117.3	174.0	(56.7)
Spain	279.2	361.3	(82.1)

Total	$1,765.2	$2,233.1	$(467.9)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Collateral management of the risk due to exposure from these sovereign obligations is subject to Jefferies overall collateral and cash management risk framework and processes.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 21, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

The following updates our discussion of risk factors contained in our Annual Report on Form 10-K:

The performance of our oil and gas exploration and production investments, Juneau and Vitesse, is impacted by uncertainties specific to the oil and gas industry which we cannot control.  This industry is speculative by its very nature and involves a high degree of risk.  The value of these investments may be impacted by changes in oil prices, which are affected by local, regional and global events or conditions that affect demand and which have a history of price volatility.  These investments are also exposed to changes in regulations affecting the industry, which could increase our cost of compliance or reduce or delay business opportunities.  In addition, there are numerous uncertainties inherent in estimating future production and associated future income streams.  As a result, actual results could differ from those currently anticipated and our ability to profitably grow these investments could be adversely affected.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended September 30, 2014:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2014 – July 31, 2014	33,857	$25.46	–	25,000,000
August 1, 2014 – August 31, 2014	35,678	$24.96	–	25,000,000
September 1, 2014 – September 30, 2014	54,240	$25.58	–	25,000,000
Total	123,775		–

(1)
Includes an aggregate of 123,775 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

Item 6.	Exhibits.

10.1	Employment Agreement between Leucadia National Corporation and Teresa S. Gendron dated July 2, 2014*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
   (Registrant)

Date:  November 7, 2014

By: /s/ Barbara L. Lowenthal
      Barbara L. Lowenthal
      Vice President and Comptroller
      (Chief Accounting Officer)

Exhibit Index

10.1	Employment Agreement between Leucadia National Corporation and Teresa S. Gendron dated July 2, 2014*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan arrangement.