Form 10-K
period 2014-12-31
LEUCADIA NATIONAL CORP
filed 2015-02-27
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number:  1-5721
LEUCADIA NATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New York	13-2615557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]   No  [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2014 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $8,896,866,000.

On February 12, 2015, the registrant had outstanding 366,644,585 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 54.

PART I
Item 1.                          Business.
Overview

Leucadia National Corporation is a diversified holding company focused on return on investment and long-term value creation to maximize long-term shareholder value.  We continuously review acquisitions of businesses, securities and assets that have the potential for significant long-term value creation, invest in a broad variety of businesses, and evaluate the retention and disposition of our existing operations and holdings.  Changes in the mix of our businesses and investments should be expected.

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking and servicing) and HomeFed (real estate).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), Harbinger (a publicly traded diversified holding company), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Conwed Plastics and Idaho Timber (manufacturing companies), and Golden Queen (a gold and silver mining project).  The structure of each of our investments is tailored to the unique opportunity each transaction presents.  Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, notes receivable, available for sale securities, or in other ways, depending on the design of the transaction.
At December 31, 2014, we and our consolidated subsidiaries had 13,082 full-time employees.  Our global headquarters and executive offices are located at 520 Madison Avenue, New York, NY 10022.  Our primary telephone number is (212) 460-1900 and our website address is Leucadia.com.

Recent Transactions

On January 16, 2015, we entered into a credit agreement with FXCM Inc. for a $300 million two-year senior secured term loan with rights to require a sale of FXCM and to a variable proportion of the sale proceeds.  FXCM is an online provider of foreign exchange trading and related services.  The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  In addition, we will receive a percentage of the proceeds in connection with an FXCM sale of assets, dividend or distribution, as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of an amount equal to two times the balance outstanding on the term loan as of April 16, 2015 (not to be less than $500 million or more than $680 million); and 60% of all amounts thereafter.

During March and September 2014, in two separate closings, we sold to HomeFed Corporation (“HomeFed”) substantially all of our real estate properties and operations, our interest in Brooklyn Renaissance Plaza and cash of about $14.0 million, in exchange for 7.5 million newly issued shares of HomeFed common stock, which are subject to registration rights.  These transactions more than doubled the total assets of HomeFed.  The additional shares increased our economic ownership interest in HomeFed to 65%; however, we agreed to limit our voting rights such that we are not able to vote more than 45% of HomeFed’s total voting securities voting on any matter.  We also entered into a stockholders agreement that limits our ability to increase our interest in HomeFed or dispose of our interest in HomeFed.

In July 2014, we sold Premier Entertainment Biloxi LLC (“Premier”), the owner of the Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”), through which we had conducted our gaming entertainment operations, for cash consideration of $250.0 million.

On March 1, 2013, Jefferies Group LLC (“Jefferies”) became one of our wholly-owned subsidiaries.  Jefferies is a global full-service, integrated securities and investment banking firm.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held.  Prior to the closing, we owned 58,006,024 common shares of Jefferies, representing approximately 28% of the outstanding common shares of Jefferies.  Richard Handler, Chairman and Chief Executive Officer of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia and Brian P. Friedman, the Chairman of the Executive Committee of Jefferies, was appointed President and a Director of Leucadia.

Financial Services Businesses

The following provides more information about each of our financial services businesses and investments and our ownership percentages:
•	Jefferies, 100% (investment banking & capital markets);
•	Leucadia Asset Management, various (asset management);
•	HomeFed, 65% (45% voting) (real estate); and
•	Berkadia, 50% (commercial mortgage banking and servicing).

Jefferies

Business Description
Jefferies is a global full service, integrated securities and investment banking firm. Jefferies principal operating subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and its first international operating subsidiary, Jefferies International Limited (“Jefferies Europe”), was established in the U.K. in 1986. On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation. Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports.  As of November 30, 2014, Jefferies had 3,915 employees in the Americas, Europe, Asia and the Middle East. The net book value and net tangible book value of our investment in Jefferies were $5.5 billion and $3.5 billion, respectively, at December 31, 2014.

Equities
Equities Research, Sales and Trading
Jefferies provides its clients full-service equities research, sales and trading capabilities across global securities markets. Jefferies earns commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Jefferies acts as agent or principal (including as a market-maker) when executing client transactions via traditional “high-touch” and electronic “low-touch” channels. In order to facilitate client transactions, Jefferies may act as principal to provide liquidity, which requires the commitment of its capital and certain maintenance of dealer inventory.
Jefferies equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific. Jefferies main product lines within the regions are cash equities, electronic trading, derivatives and convertibles. Jefferies clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through its global research team and sales force, Jefferies maintains relationships with its clients, distributes investment research and strategy, trading ideas, market information and analyses across a range of industries and receives and executes client orders. Jefferies equity research covers over 1,800 companies around the world and a further approximate 600 companies are covered by eight leading local firms in Asia Pacific with whom Jefferies maintains alliances.
Equity Finance
Jefferies Equity Finance business provides financing, securities lending and other prime brokerage services.
Jefferies offers prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, reporting and administrative services. Jefferies finances its clients’ securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. Jefferies earns an interest spread equal to the difference between the amount Jefferies pays for funds and the amount Jefferies receives from its clients. Jefferies also operates a matched book in equity and corporate bond securities, whereby Jefferies borrows and lends securities versus cash or liquid collateral and earns a net interest spread.
Customer assets (securities and funds) held by Jefferies are segregated in accordance with regulatorily mandated customer protection rules. Jefferies offers selected prime brokerage clients with the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, Jefferies provides its clients directly with all customary prime brokerage services.
Wealth Management
Jefferies provides tailored wealth management services designed to meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions. Jefferies advisors provide access to all of its institutional execution capabilities and delivers other financial services. Jefferies open architecture platform affords clients access to products and services from both its firm and from a variety of other major financial services institutions.
Fixed Income
Fixed Income Sales and Trading
Jefferies provides its clients with sales and trading of investment grade and high yield corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, whole loans, leveraged loans, distressed securities, emerging markets debt and derivative products. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe and trades a broad spectrum of other European government bonds. Additionally, through the use of repurchase agreements, Jefferies acts as an intermediary between borrowers and lenders of short-term funds and obtains funding for various of its inventory positions. Jefferies trades and makes markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes. Jefferies is registered as a swap dealer with the CFTC.
Jefferies strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, Jefferies fixed income research professionals, including research and desk analysts, provide investment ideas and analysis across a variety of fixed income products.
Futures, Foreign Exchange and Commodities
Jefferies provides its clients 24-hour global coverage, with direct access to major commodity and financial futures exchanges including the CME, CBOT, NYMEX, ICE, NYSE Euronext, LME and Eurex and provides 24-hour global coverage, execution, clearing and market making in futures, options and derivatives on industrial metals including aluminum, copper, nickel, zinc, tin and lead. Products provided to clients include LME and CME futures and over-the-counter metals swaps and options.
Jefferies operates a full-service trading desk in all precious metals, cash, futures and exchange-for-physicals markets, and is a market maker providing execution and clearing services as well as market analysis. Jefferies also provides prime brokerage services and is an authorized coin distributor of the U.S. Mint.
In addition, Jefferies is a market-maker in foreign exchange spot, forward, swap and option contracts across major currencies and emerging markets globally and conducts these activities through its futures commission merchant and its swap dealer each registered with the CFTC.
In late 2014, Jefferies began to pursue various strategic alternatives for its futures, foreign exchange and commodities business. These alternatives may include a sale to or combination with another similar business that improves the combined businesses’ competitive standing and margin and Jefferies anticipates that a decision in this regard will be forthcoming in the first half of fiscal 2015.

Investment Banking
Jefferies provides its clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Jefferies services are enhanced by its industry sector expertise, its global distribution capabilities and its senior level commitment to its clients.

Over 800 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Jefferies sector coverage groups include Consumer & Retailing; Financial Institutions; Industrials; Healthcare; Energy; Real Estate, Gaming & Lodging; Media & Telecommunications; Technology; Financial Sponsors; and State & Local Governments. Jefferies product coverage groups include equity capital markets; debt capital markets; financial advisory, which includes both mergers and acquisitions and restructuring and recapitalization; and U.K. corporate broking. Jefferies geographic coverage groups include coverage teams based in major cities in the United States, Canada, Brazil, the United Kingdom, Germany, Sweden, Russia, India, China and Singapore.
Equity Capital Markets
Jefferies provides a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities.
Debt Capital Markets
Jefferies provides a wide range of debt financing capabilities for companies, financial sponsors and government entities. Jefferies focuses on structuring, underwriting and distributing public and private debt, including investment grade and non-investment grade corporate debt, leveraged loans, mortgage and other asset-backed securities, and liability management solutions.
Advisory Services
Jefferies provides mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and government entities. In the mergers and acquisition area, Jefferies advises sellers and buyers on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. Jefferies also provides a broad range of acquisition financing capabilities to assist its clients. In the restructuring and recapitalization area, Jefferies provides to companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.
Asset Management
Jefferies provides investment management services to pension funds, insurance companies and other institutional investors. Its primary asset management programs are strategic investment, special situation and convertible bond strategies. Jefferies partners with our asset management business in providing asset management services.
Jefferies strategic investment programs, including its Structured Alpha Program, are provided through the Strategic Investments Division of Jefferies Investment Advisers, LLC, which is registered as an investment adviser with the SEC. These programs are systematic, multi-strategy, multi-asset class programs with the objective of generating a steady stream of absolute returns irrespective of the direction of major market indices or phase of the economic cycle. These strategies are provided through both long-short equity private funds and separately managed accounts.
Jefferies special situation programs are also provided by Jefferies Investment Advisers, LLC, as investment manager, and consist of managed account and hedge fund offerings that employ event driven strategies evaluating corporate events, including mergers and restructuring for investment opportunities.
Jefferies offers convertible bond strategies through Jefferies (Switzerland) Limited, which is licensed by the Swiss Financial Market Supervisory Authority. These strategies are long only investment solutions in global convertible bonds offered to pension funds, insurance companies and private banking clients. As a result of an analysis of this activity, Jefferies has decided to wind-down its convertible bond offerings and expects that, pending regulatory approvals, these actions will be completed within the next twelve months.

Competition
All aspects of Jefferies business are intensely competitive. Jefferies competes primarily with large global bank holding companies that engage in capital markets activities, but also with firms listed in the AMEX Securities Broker/Dealer Index, other brokers and dealers, and boutique investment banking firms. The large global bank holding companies have substantially greater capital and resources than Jefferies does. Jefferies believes that the principal factors affecting its competitive standing include the quality, experience and skills of its professionals, the depth of its relationships, the breadth of its service offerings, its ability to deliver consistently our integrated capabilities, and its tenacity and commitment to serve its clients.
Regulation
Regulation in the United States. The financial services industry in which Jefferies operates is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps). In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”), are actively involved in the regulation of financial service businesses. The SEC, CFTC and self-regulatory organizations conduct periodic examinations of broker-dealers investment advisers, futures commission merchants (“FCMs”) and swap dealers. The applicable self-regulatory authority for Jefferies activities as a broker-dealer is FINRA, and the applicable self-regulatory authority for Jefferies FCM activities is the Chicago Board of Trade (which is owned by the CME Group). Financial service businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.
Broker-dealers are subject to SEC and FINRA regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees. Registered advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, disclosure to clients, and recordkeeping; and advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodities, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, CFTC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers, investment advisers, FCMs and swap dealers. The SEC, the CFTC and self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in censure, fine, suspension, expulsion of a firm, its officers or employees, or revocation of a firm’s licenses.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. The Dodd-Frank Act is being implemented through extensive rulemaking by the SEC, the CFTC and other governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues. These studies could lead to additional regulatory changes. For additional information see Item 1A. Risk Factors – “Recent legislation and new and pending regulation may significantly affect Jefferies business.”
Net Capital Requirements. U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”), which specifies minimum net capital requirements. Jefferies Group LLC is not a registered broker-dealer and is therefore not subject to the Net Capital Rule; however, its U.S. broker-dealer subsidiaries, Jefferies and Jefferies Execution Services, Inc. (“Jefferies Execution”), are registered broker-dealers and are subject to the Net Capital Rule. Jefferies and Jefferies Execution have elected to compute their minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit operations of our broker-dealers, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict their ability to make loans, advances, dividends and other payments.

U.S. registered FCMs are subject to the CFTC’s minimum financial requirements for futures commission merchants and introducing brokers. Jefferies Group LLC is not a registered FCM or a registered Introducing Broker, and is therefore not subject to the CFTC’s minimum financial requirements; however, Jefferies is registered as a FCM following its merger with Jefferies Bache, LLC in September 2014 and is therefore subject to the minimum financial requirements. Under the minimum financial requirements, an FCM must maintain adjusted net capital equal to or in excess of the greater of (A) $1,000,000 or (B) the FCM’s risk-based capital requirements totaling (1) eight percent of the total risk margin requirement for positions carried by the FCM in customer accounts, plus (2) eight percent of the total risk margin requirement for positions carried by the FCM in noncustomer accounts. An FCM’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s. Jefferies, as a dually registered broker-dealer and FCM, is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements.
Jefferies subsidiaries that are registered swap dealers will become subject to capital requirements under the Dodd-Frank Act once they become final. For additional information see Item 1A. Risk Factors – “Recent legislation and new and pending regulation may significantly affect Jefferies business.”
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 27 to our consolidated financial statements for additional information on net capital calculations.
Regulation outside the United States. Jefferies is an active participant in the international capital markets, engaging in commodity futures brokerage and providing investment banking services internationally, but primarily in Europe and Asia. As is true in the U.S., Jefferies subsidiaries are subject to extensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Conduct Authority, the Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which Jefferies does business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors – “Extensive international regulation of Jefferies business limits its activities, and, if Jefferies violate these regulations, it may be subject to significant penalties.”

Leucadia Asset Management

During 2013, we formed Leucadia Asset Management (“LAM”), a registered investment advisor, through which we are seeding and developing focused funds managed by distinct management teams.  These include Topwater Capital, a first-loss hedge fund; Global Equity Events Opportunity Fund, based on event driven strategies; Mazama Capital Management, a long-only growth equity fund manager; as well as our investment in Structured Alpha, a fund based on quantitative strategies.  Our asset management strategies also include Folger Hill, a multi-manager hedge fund platform, which is in the process of launching its fund.

As the advisor and/or general partner to various private investment funds or other types of investment vehicles, LAM provides advisory, portfolio management and operational services to accredited investors and/or qualified purchasers.  Once an investment vehicle is formed, it is expected that one of our subsidiaries will be an initial or major investor.  LAM receives compensation in the form of management fees and/or a performance fee based on investment returns generated for the investors.

HomeFed Corporation

HomeFed Corporation is a developer and owner of residential and commercial real estate properties in California, Virginia, South Carolina, Florida, Maine and New York.  HomeFed also investigates the acquisition of new real estate projects outside of its core geographical areas.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of the 2014 transaction discussed above, we own 65% of HomeFed’s common stock; however, our voting rights are limited such that we are not able to vote more than 45% of HomeFed’s total voting securities voting on any matter.  Resulting from a 1998 distribution to all of our shareholders, about 4.8% of HomeFed is beneficially owned by our Chairman, who also serves as HomeFed’s Chairman.  Our President is a Director of HomeFed.
At December 31, 2014, our investment had a net book value of $236.6 million and we report HomeFed as an equity investment in our financial statements.  HomeFed’s strategic priorities vary by development project, ranging from pursuing further planning, entitlement and approval, to beginning construction, commencing sales, and taking other steps to maximize profits.  HomeFed also continues to look for new opportunities both within, and outside of, the areas where it currently has projects under development.

Berkadia

Berkadia Commercial Mortgage LLC, and its associated entities, comprise a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each have a 50% equity interest in Berkadia.  Berkadia has 3 primary business activities: mortgage banking, investment sales and servicing.

Berkadia originates commercial/multifamily real estate loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA using their underwriting guidelines, and will typically sell the loan to such entities shortly after it is funded.  Provided Berkadia adheres to their guidelines, these government-related entities must purchase the loan at the face amount plus accrued interest with Berkadia retaining the mortgage servicing rights.  In addition, as a condition to Fannie Mae’s delegation of responsibility for underwriting, originating and servicing of loans, Berkadia assumes a shared loss position throughout the term of each loan sold to Fannie Mae, with a maximum loss percentage of approximately one-third of the original principal balance. During 2014, Berkadia originated $8.9 billion in Fannie Mae, Freddie Mac, Ginnie Mae and FHA loans.  Berkadia also originates and brokers commercial/multifamily mortgage loans which are not part of the government agency programs.  During 2014, Berkadia closed $3.6 billion of loans in this capacity for life companies, conduits and other third-parties.

In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party (“Bridge loans”).  Bridge loans are typically floating rate loans with 1 to 3 year maturities. During 2014, Berkadia originated $311.9 million of such loans and held $566.8 million on its balance sheet at December 31, 2014.

Berkadia also provides a unified, national sales and investment platform that is currently focused exclusively on the multifamily industry. This business provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support.  During 2014, Berkadia closed over $4.0 billion in sales transactions.

Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions (“CMBS”), banks, insurance companies and other financial institutions.  Berkadia is an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA.  As of December 31, 2014, Berkadia serviced approximately 26,000 loans with an unpaid principal balance of $238.4 billion.

As a servicer, Berkadia is frequently responsible for managing, on behalf of its investors and borrowers, the balances that are maintained in custodial accounts for the purposes of collecting and distributing principal and interest, and for managing and disbursing various reserve accounts related to the mortgaged properties among other things.  Berkadia derives certain economic benefits from administering these custodial accounts.  Such balances totaled in excess of $5.6 billion as of December 31, 2014.

Our only capital contribution to Berkadia, in the amount of $217.2 million, was made at the time Berkadia was formed in 2009.  Through December 31, 2014 we have received cumulative cash distributions of $303.8 million.  At December 31, 2014, the net book value of our investment in Berkadia was $208.5 million, and we report Berkadia as an equity investment in our financial statements.  Our strategic priorities include continued value creation by growing origination volume and expanding servicing engagements with third parties.

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

Merchant Banking

The following provides more information about certain of our other subsidiaries and investments and our ownership percentages, including:
•	National Beef, 79% (beef processing);
•	Harbinger, 23% (diversified holding company);
•	Vitesse Energy, 96% (oil and gas exploration and development);
•	Juneau Energy, 98% (oil and gas exploration and development);
•	Linkem, 55% fully-diluted (42% voting) (fixed wireless broadband services);
•	Conwed Plastics, 100% (manufacturing);
•	Idaho Timber, 100% (manufacturing);
•	Garcadia, about 74% (automobile dealerships); and
•	Golden Queen, 34% (a gold and silver mining project).

National Beef

National Beef Packing Company, LLC is one of the largest beef processing companies in the U.S., accounting for approximately 13% of the market.  National Beef processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets.  Based in Kansas City, Missouri, National Beef had about 8,000 employees at December 31, 2014 and generated total revenues of $7.8 billion in 2014.  We purchased National Beef in 2011 and own 78.9%.

The largest share of National Beef’s revenue, about 89%, is generated from the sale of fresh and chilled boxed beef products.  National Beef also generates revenues through value-added production with its case-ready products.  In addition, National Beef operates a wet blue tanning facility (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  Other streams of revenue include sales through its subsidiary,  Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, as well as direct to consumers through internet and direct mail, and service revenues generated by National Carriers, Inc., a wholly owned truck fleet that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for National Beef and a variety of other customers.

The net book value of our investment in National Beef was $796.4 million at December 31, 2014.

Sales and Marketing

National Beef markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and distributors, further processors and the United States military.  In addition, National Beef sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  National Beef exports products to more than 25 countries; in 2014 export sales represented approximately 12% of revenues.  The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

National Beef emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, consumer-ready beef, portion control beef and wet blue hides.  National Beef believes its value-added products can command higher prices than commodity products because of National Beef’s ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers.  In addition to the value-added brands that National Beef owns, National Beef licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

Raw Materials and Procurement

The primary raw material for the beef processing plants is live cattle. The domestic beef industry is characterized by cattle prices that change daily based on seasonal consumption patterns, supply and demand for beef and other proteins, cattle inventory levels, weather and other factors.

National Beef has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”), the current owner of a 15.1% interest in National Beef, which sold a substantial portion of its ownership interest to us.  USPB has agreed to supply, and National Beef has agreed to purchase through USPB from the members of USPB, 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 31, 2017, with automatic, but optional one year extensions.  During 2014, National Beef purchased approximately 23% of the total cattle it processed from USPB members pursuant to the cattle supply agreement.  National Beef also purchased additional cattle from certain USPB members outside of the cattle supply agreement as well as from hundreds of other cattle suppliers.

Processing Facilities

National Beef owns two beef processing facilities located in Liberal and Dodge City, Kansas, which can each process approximately 6,000 cattle per day.  National Beef’s three consumer-ready facilities are in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas.  National Beef’s wet blue tanning facility is in St. Joseph, Missouri.

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

National Beef is subject to the Packers and Stockyards Act of 1921 (“PSA”).  Among other things, this statute generally requires National Beef to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price.  Under the PSA, National Beef must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment.  At December 31, 2014, National Beef has obtained from an insurance company a surety bond in the amount of $49.4 million to satisfy these requirements.

The Dodge City and Liberal facilities are subject to Title V permitting pursuant to the Federal Clean Air Act and the Kansas Air Quality Act.  The St. Joseph facility is subject to a secondary air permit which is in place.  The Dodge City, Liberal, Hummels Wharf and Moultrie facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant.

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

All of National Beef’s facilities generate solid waste streams including small quantities of hazardous wastes.  National Beef is subject to laws that provide for strict, and in certain circumstances, joint and several liability for remediation of hazardous substances at contaminated sites; however, National Beef has not received any demands that it has any liability at sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or state counterparts.  All plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on facility premises.

Employees

Of National Beef’s 8,000 employees, about 5,500 are represented by collective bargaining agreements.  About 2,600 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017, 2,700 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2016, and another 178 employees at the St. Joseph plant are represented by the United Cereal Workers ( R.W.D.S.U./U.F.C.W) under a collective bargaining agreement scheduled to expire in June 2019.

Harbinger

Harbinger Group Inc. is a publicly traded diversified holding company, the principal holdings of which are: (i) Spectrum Brands, its 59% owned subsidiary that provides global branded consumer products; (ii) FGL, its 80% owned subsidiary that provides life insurance and annuity products; (iii) Front Street, its subsidiary engaged in the business of providing long-term reinsurance, including reinsurance to the specialty insurance sector of fixed, deferred and payout annuities; (iv) HGI Asset Management Holdings, LLC, which, through its subsidiaries, provides financing and engages in asset management across a range of industries; and (v) Compass, its wholly-owned subsidiary that is engaged in the business of owning, operating, acquiring, exploiting and developing conventional oil and natural gas assets.  Harbinger is publicly traded on the New York Stock Exchange under the symbol “HRG.”

As of December 31, 2014, we own about 46.6 million common shares of Harbinger, representing about 23% of its outstanding common shares, which we reflect in our financial results at fair value.  In addition, we have two directors on Harbinger’s board, one of whom serves as its Chairman.  We have agreed not to increase our interest in Harbinger above 27.5% through March 17, 2016.  At December 31, 2014, the net book value of our holdings in Harbinger is $659.9 million and our cost was $475.6 million.

Vitesse Energy

During May 2014, we formed Vitesse Energy, LLC, a non-operating owner of oil and gas properties in the core of the Bakken field.  We own 96% of Vitesse, which acquires producing and undeveloped leasehold properties in North Dakota and Montana, and converts the undeveloped leasehold into cash flow producing assets.  Vitesse has acquired 22,500 net acres of Bakken leasehold and has an interest in 866 producing wells (22 net wells) and 350 gross wells (9 net wells) that are currently drilling or permitted for drilling.

At December 31, 2014, we have made cumulative cash investments of $239.0 million and our net book value is $246.5 million.  Our strategic priorities for Vitesse are to add to our desired core acreage, increase cash flow from new well development over the next 10 years, and selectively sell assets when appropriate.

Juneau Energy

During February 2014, we made our first investment in Juneau Energy, LLC.  Juneau leases and develops oil and gas properties in Texas and Oklahoma.   We own 98% of Juneau, which engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau has about 56,900 net acres of East Texas leasehold.  At December 31, 2014, we have made cumulative cash contributions of $184.2 million and our net book value is $175.8 million.  Our strategic priorities include using our in-house geological and engineering expertise to generate a compelling return, even at lower prices, and to develop a diversified portfolio of quality assets that can grow production and cash flow in the future.

Linkem

Linkem S.p.A is a fixed wireless broadband service provider in Italy.  In 2008, Linkem acquired wireless spectrum licenses in the 3.5GHz band and launched Italy’s first commercial 4G wireless service.  Unlike the U.S. and most of Western Europe, Italy does not have a national cable television system; as a result, Italy’s broadband penetration rate is among the lowest in Europe, and the vast majority of residential broadband service is DSL, which relies on legacy copper telephone lines.  Linkem offers residential broadband services at speeds equal to or faster than DSL, but priced at a discount.

Our initial investment in Linkem was made in July 2011.  Since that time, we have funded most of Linkem’s growth and become its largest shareholder.  We own about 42% of Linkem’s common shares and hold a 5% convertible note with a principal amount of €72.7 million due in 2018 (interest can be paid in cash or in kind).  On an if-converted basis, we would own 55% of the common shares of Linkem.

Linkem owns or has exclusive rights to spectrum holdings of 84MHz covering approximately 80% of the population and at least 42MHz covering all of Italy.  Linkem has signed agreements with several large telecommunication companies for the use of their infrastructure, providing Linkem access to over 30,000 wireless towers throughout Italy.  At December 31, 2014, Linkem’s network includes base stations deployed on over 1,035 wireless towers that can reach over 35% of the population.  Linkem has over 240,000 subscribers for its services.   Linkem plans to increase its network coverage across Italy over the coming years as it adds subscribers; expansion and customer acquisition costs are expected to result in operating losses over the next few years.

Linkem has begun to migrate its technology from WiMAX to LTE, which will provide subscribers with faster download speeds and improved service.  Linkem completed its LTE trials and commenced commercial deployment in the first week of December 2014.  In 2015, Linkem plans to deploy 400 new LTE base stations with significantly more LTE antennas overlayed on existing base stations.

At December 31, 2014, we have made cumulative cash investments of $238.1 million and our net book value is $159.1 million.

Conwed Plastics

Conwed Plastics manufactures and markets lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes.  These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention.

In March 2014, Conwed acquired 80% of Filtrexx, previously a significant customer.  Filtrexx uses Conwed netting products to provide erosion control solutions with primary applications in oil and gas development, civil infrastructure, and commercial and residential construction.  In August 2014, Conwed acquired 100% of Weaver Express, the leading installer of the products manufactured by Filtrexx.

As of December 31, 2014, we have owned Conwed for thirty years and received cash distributions of $149.6 million in excess of our investments.  At December 31, 2014, the net book value of our investment in Conwed was $109.2 million.  Our strategic priorities include further development of the business created by the Filtrexx and Weaver acquisitions and expansion of the products, markets and applications for Conwed’s core technology.

Our plastic products are marketed both domestically and internationally, with approximately 17% of 2014 revenues generated by customers from Europe, Latin America, Japan and Australia.  Manufacturing facilities are located in Minnesota, Georgia, Illinois, Virginia and Genk, Belgium (totaling approximately 689,000 square feet).  The average cost of the principal raw material used in its products, polypropylene, has increased by approximately 75% since 2009, a continuing trend that started in 2002.  The price of polypropylene has historically fluctuated with the price of oil and natural gas but growing economies in China and India have resulted in increased demand for raw materials and raised prices globally.

Idaho Timber

Idaho Timber is a nationally recognized company in the forest products industry, providing an extensive range of quality wood products to markets across North America and the Pacific Rim.  Idaho Timber manufactures and distributes various wood products, including:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.  In addition to its headquarters in Meridian, Idaho, Idaho Timber has plants in Idaho, Arkansas, Florida, Louisiana, New Mexico, North Carolina and Texas.

For the year ended December 31, 2014, Idaho Timber had revenues of $251.6 million and pre-tax income of $17.8 million.  The net book value of our investment was $71.7 million at December 31, 2014.

Garcadia

Garcadia is a joint venture between us and Garff Enterprises, Inc. that owns and operates 26 automobile dealerships comprised of domestic and foreign automobile makers.  The Garcadia joint venture agreement specifies that we and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all cash flows and five other dealerships from which we receive 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.  During 2014 we received cash distributions from our dealerships of $41.4 million.

In addition, we own the land for certain dealerships and lease it to the dealerships.  During 2014 we received rent payments related to these leases of $8.5 million.   At December 31, 2014, the net book value of our investment in Garcadia was $167.9 million and was $15.5 million for our land leased to the dealerships.

Golden Queen Mining Company

The Golden Queen Mining Company LLC (“Golden Queen”) is a joint venture between Golden Queen Mining Co., Ltd. (“GQM”) and Gauss LLC, a newly formed limited liability company.  Golden Queen is developing the Soledad Mountain Project, a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  The Project will use conventional open pit mining methods, cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore.  Construction has started on the site and commissioning is planned for late 2015.  GQM is a Canadian company that has been developing and exploring its mineral properties at Soledad Mountain since 1985.  GQM is publicly traded on both the Toronto Stock Exchange (“GQM”) and on the OTCQX International (“GQMNF”).

In September 2014, we invested $70.9 million, net in cash in Gauss LLC to partner with GQM and the Clay family, GQM’s largest shareholder, to jointly fund, develop and operate the Project.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.1 million, net in cash. Gauss LLC invested both our and the Clay family’s net contributions totaling $105 million to the joint venture, Golden Queen, in exchange for a 50% ownership interest. GQM contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.

We have committed to invest during the nine months after our initial investment up to an additional approximately $27 million to fully develop the project.  Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment and this additional commitment.  The net book value of our investment was $69.9 million at December 31, 2014.

Financial Information about Segments

Our operating segments consist of the consolidated businesses discussed above, which offer different products and services and are managed separately.  Our reportable segments, based on both qualitative and quantitative requirements, are Jefferies, National Beef, and Corporate and other.  Our all other businesses and investments consists of our Other Financial Services Businesses and our Other Merchant Banking Businesses.  Other Financial Services Businesses consists of asset management and our specialty finance companies; our commercial mortgage banking investment and our investment in HomeFed are reflected as Income from Associated Companies.  Other Merchant Banking Businesses consists of manufacturing, oil and gas exploration and production, real estate, our investment in a diversified holding company, and, for periods prior to their spin-off to shareholders in February 2013, our wineries; our investment in fixed wireless services in Italy, automobile dealerships, and a gold and silver mining operation are reflected as Income from Associated Companies.  Our financial information regarding our reportable segments is contained in Note 31, in our consolidated financial statements.

Information about Leucadia on the Internet

The following documents and reports are available on or through our website as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC:
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

Certain business initiatives, including expansions of existing businesses, may bring Jefferies into contact directly or indirectly, with individuals and entities that are not within its traditional client and counterparty base and may expose Jefferies to new asset classes and new markets.  These business activities expose Jefferies to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held.

Recent legislation and new and pending regulation may significantly affect Jefferies business.  In recent years, there has been significant legislation and increased regulation affecting the financial services industry.  These legislative and regulatory initiatives affect not only Jefferies, but also its competitors and certain of its clients.  These changes could have an effect on Jefferies revenue and profitability, limit Jefferies ability to pursue certain business opportunities, impact the value of assets that it holds, require Jefferies to change certain business practices, impose additional costs on Jefferies and otherwise adversely affect its business.  Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on Jefferies business, results of operations, cash flows and financial condition.

Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps and parties that deal in such swaps and security-based swaps.  Jefferies has registered three of its subsidiaries as swap dealers with the CFTC and the NFA and may register one or more subsidiaries as security-based swap dealers with the SEC.  The new laws and regulations will subject certain swaps and security-based swaps to clearing and exchange trading requirements and will subject swap dealers and security-based swap dealers to significant new burdens, including (i) capital and margin requirements, (ii) reporting, recordkeeping and internal business conduct requirements, (iii) external business conduct requirements in dealings with swap counterparties (which are particularly onerous when the counterparty is a special entity such as a federal, state, or municipal entity, an ERISA plan, a government employee benefit plan or an endowment), and (iv) large trader position reporting and certain position limit requirements.  The final rules under Title VII, including those rules that have already been adopted, for both cleared and uncleared swap transactions will impose increased capital and margin requirements on Jefferies registered entities and require additional operational and compliance costs and resources that will likely affect Jefferies business.

Section 619 of the Dodd-Frank Act (Volcker Rule) limits certain proprietary trading by banking entities such as banks, bank holding companies and similar institutions.  Although Jefferies is not a banking entity and is not otherwise subject to these rules, some of Jefferies clients and many of Jefferies counterparties are banks or entities affiliated with banks and are subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volcker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.  We will not know the exact impact that these changes in the markets will have on Jefferies business until after the final rules are implemented.

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

Each of Jefferies regulators supervises its business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction.  In addition, if there are instances in which Jefferies regulators question its compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether Jefferies has complied.  At any moment in time, Jefferies may be subject to one or more such investigation or similar reviews.  At this time, all such investigations and similar reviews are insignificant in scope and immaterial to Jefferies.  However, there can be no assurance that, in the future, the operations of Jefferies businesses will not violate such laws, rules, or regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

The European Market Infrastructure Regulation (“EMIR”) was enacted in August 2012 and, in common with the Dodd-Frank Act in the U.S., is intended, among other things, to reduce counterparty risk by requiring standardized over-the-counter derivatives be cleared through a central counterparty and reported to registered trade repositories. EMIR is being introduced in phases in the U.K., with implementation of additional requirements expected through 2019.  Likewise, the amendments to the Markets in Financial Instruments Directive and the Market Abuse Regulation and new Market Abuse Directive (“MAD 2”) both in response to recommendations from the European Commission following the financial crisis are likely to impact Jefferies business when they come into force during 2016.  The European Commission’s changes to the Capital Requirements Directive (“CRD”) comprising CRD IV and the Capital Requirements Regulation (“CRR”) became effective January 1, 2014.

Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject Jefferies to new rules and regulations may directly affect its business, results of operations and financial condition.  Jefferies continues to monitor the impact of new European regulation on its businesses.

Changing conditions in financial markets and the economy could impact Jefferies through decreased revenues, losses or other adverse consequences.  As a global securities and investment banking firm, global or regional changes in the financial markets or economic conditions could adversely affect Jefferies business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues Jefferies receives from commissions and spreads.
•
Unfavorable financial or economic conditions could reduce the number and size of transactions in which Jefferies provides underwriting, financial advisory and other services.  Jefferies investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which Jefferies participates and could therefore be adversely affected by unfavorable financial or economic conditions.

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
•
Should one of Jefferies customers or competitors fail, Jefferies business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with Jefferies and Jefferies lenders to cease loaning Jefferies money, which could adversely affect its business, funding and liquidity.

Unfounded allegations about Jefferies could result in extreme price volatility and price declines in its debt securities and loss of revenue, clients, and employees.  Jefferies reputation and business activity can be affected by statements and actions of third parties, even false or misleading statements by them.  While Jefferies has been able to dispel such rumors in the past, its debt-securities prices suffered not only extreme volatility but also record high yields.  In addition, Jefferies operations in the past have been impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing Jefferies revenue stream.  Although Jefferies was able to reverse the negative impact of such unfounded allegations and false rumors, there is no assurance that Jefferies will be able to do so successfully in the future and the potential failure to do so could have a material adverse effect on Jefferies business, financial condition and liquidity.

A credit rating agency downgrade could significantly impact our and Jefferies businesses.  We and Jefferies have credit ratings issued by various credit rating agencies.  Maintaining our credit ratings is important to our and Jefferies business and financial condition.  We advised certain credit rating agencies that we would target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages.  Our failure to meet these ratios and percentages may trigger a ratings downgrade.  We and Jefferies intend to access capital markets and issue debt securities from time to time, and a ratings downgrade may decrease demand for such offered security.  A decrease in demand would not only make a successful financing more difficult, but also increase our respective capital costs.  Similarly, our and Jefferies access to other forms of credit may be limited and our respective borrowing costs may increase if our or Jefferies credit ratings are downgraded.  A downgrade could also negatively impact our and Jefferies outstanding debt prices and our stock price.  In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, a ratings downgrade could cause us or Jefferies to provide additional collateral to counterparties, exchanges and clearing organizations which would negatively impact our and Jefferies liquidity and financial condition.  There can be no assurance that our or Jefferies credit ratings will not be downgraded.

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

Competition also extends to the hiring and retention of highly skilled employees.  A competitor may be successful in hiring away employees, which may result in Jefferies losing business formerly serviced by such employees.  Competition can also raise Jefferies costs of hiring and retaining the employees Jefferies needs to effectively operate its business.

Operational risks may disrupt Jefferies business, result in regulatory action against Jefferies or limit Jefferies growth.  Jefferies businesses are highly dependent on its ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions Jefferies processes have become increasingly complex.  If any of Jefferies financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in Jefferies internal processes, people or systems, Jefferies could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.  These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond Jefferies control, including a disruption of electrical or communications services or Jefferies inability to occupy one or more of our buildings.  The inability of Jefferies systems to accommodate an increasing volume of transactions could also constrain its ability to expand its businesses.

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

Jefferies operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks.  Although Jefferies takes protective measures and endeavors to modify them as circumstances warrant, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact.  Additionally, if a client’s computer system, network or other technology is compromised by unauthorized access, Jefferies may face losses or other adverse consequences by unknowingly entering into unauthorized transactions.  If one or more of such events occur, this potentially could jeopardize Jefferies or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, Jefferies computer systems and networks, or otherwise cause interruptions or malfunctions in Jefferies, its clients’, its counterparties’ or third parties’ operations, including the transmission and execution of unauthorized transactions.  Jefferies may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and Jefferies may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by it.

Jefferies international operations subject it to numerous risks which could adversely impact Jefferies business in many ways.  Jefferies business and operations are expanding internationally.  Wherever Jefferies operates, it is subject to legal, regulatory, political, economic and other inherent risks.  The laws and regulations applicable to the securities and investment banking industries differ in each country.  Jefferies inability to remain in compliance with applicable laws and regulations in a particular country could have a significant and negative effect on its business and prospects in that country as well as in other countries.  A political, economic or financial disruption in a country or region could adversely impact Jefferies business and increase volatility in financial markets generally.

Legal liability may harm Jefferies business.  Many aspects of Jefferies business involve substantial risks of liability, and in the normal course of business, Jefferies has been named as a defendant or codefendant in lawsuits involving primarily claims for damages.  The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.  The expansion of Jefferies business, including increases in the number and size of investment banking transactions and Jefferies expansion into new areas impose greater risks of liability.  In addition, unauthorized or illegal acts of Jefferies employees could result in substantial liability.  Substantial legal liability could have a material adverse financial effect or cause Jefferies significant reputational harm, which in turn could seriously harm Jefferies business and its prospects.

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

The prices and availability of key raw materials affects the profitability of our beef processing and manufacturing operations.  The supply and market price of cattle purchased by National Beef are dependent upon a variety of factors over which National Beef has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  A decline in the supply of fed cattle available for National Beef’s Brawley facility was a key factor in the 2013 decision to close the plant.  The cost of raw materials used by our manufacturing businesses has increased as a result of a variety of factors, including increased foreign demand. Although our manufacturing subsidiaries are not currently experiencing any shortage of raw materials, if the subsidiaries experience shortages, revenues and profitability could decline.

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

National Beef generally does not enter into long-term contracts with customers; as a result the volumes and prices at which beef products are sold are subject to market forces.  National Beef’s customers generally place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future.  The loss of one or more significant customers such as Walmart, a significant decline in the volume of orders from customers or a significant decrease in beef product prices for a sustained period of time could negatively impact cash flows and results of operations.

Failure to replace Walmart’s consumer-ready business would have a significant adverse effect on National Beef’s sales and profitability.  Sales to Walmart represented approximately 10% of National Beef’s total net sales during 2012.  Walmart discontinued using National Beef as a provider of its consumer-ready products in 2013.  National Beef continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by the Walmart business in the near future, if at all.  During 2014, the three consumer-ready facilities operated at reduced levels, and continue to do so.

National Beef’s international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.  Approximately 12% of National Beef’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China (for hides), Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products.  A reduction in international sales could adversely affect revenues and margins.  Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with National Beef; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements.  The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

Uncertainties inherent in Harbinger’s business and operations could impact the realizability of the full value of our investment.  As a diversified holding company, Harbinger is subject to risks and uncertainties across the industries in which it invests.  It is also subject to risks associated with its holding company structure, which include potential difficulties or limitations in receiving distributions from its subsidiaries, and the risk that acquisitions, dispositions or integrations of subsidiaries may not be successful.  We hold about 23% of the common shares of Harbinger and we record our investment at fair value.  As we do not control Harbinger, its management may make decisions that are not in our best interest.  Harbinger could decide to issue additional common shares, which would dilute our current ownership.  Additionally, changes in the market price of Harbinger shares may lead to volatility in our results of operations.  For additional risk factors concerning Harbinger, see its SEC filings at www.sec.gov.

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

Declines in the U.S. housing market have reduced revenues of our manufacturing businesses and may continue to do so.  Our manufacturing operations, particularly Idaho Timber, have generated significant revenues when the U.S. housing market was strong.  The weak U.S. housing market during the last few years has resulted in fewer new housing starts, which has adversely impacted revenues of our manufacturing businesses, particularly Idaho Timber; revenues are not expected to return to prior levels until the U.S. housing market recovers.

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

Changes in existing government‑sponsored and federal mortgage programs could negatively affect Berkadia’s business.  Berkadia’s ability to generate income through mortgage sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and the FHA, which purchase such loans from Berkadia and/or facilitate the issuance of mortgage-backed securities in the secondary market.  The federal government has announced that the continuation of these programs is under review, and that any or all of the government agency programs could be substantially modified or eliminated in the future.  Any discontinuation of, or significant reduction or change in, the operation of those programs would have an adverse effect on Berkadia’s loan origination and servicing business and results of operations.

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

If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway.  Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of its reimbursement obligation to Berkshire Hathaway.  As of December 31, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

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

We rely on the security of our information technology systems and those of our third party providers to protect our proprietary information and information of our customers. Some of our businesses involve the storage and transmission of customers’ personal information, consumer preferences and credit card information.  While we believe that we have implemented protective measures to effectively secure information and prevent security breaches, our information technology systems may be vulnerable to unauthorized access, computer hacking, computer viruses or other unauthorized attempts by third parties to access the proprietary information of our customers.  Information technology breaches and failures could disrupt our ability to function in the normal course of business resulting in lost revenue, the disclosure or modification of sensitive or confidential information and the incurrence of remediation and notification costs, resulting in legal and financial exposure.  Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.

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

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.  At December 31, 2014, we have recognized net deferred tax assets of $1.7 billion.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset.  If we are unable to generate sufficient taxable income prior to the expiration of our federal income tax net operating loss carryforwards (“NOLs”), the NOLs would expire unused.  Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.  In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding reduction to earnings during the period.

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

National Beef’s processing facilities, which are the principal properties used in its business, are described in Item 1 of this report.  National Beef also leases corporate office space in Kansas City, Missouri (27,400 square feet) for its headquarters facility.

Conwed Plastics manufacturing facilities and Idaho Timber’s plants and sawmills, which are the principal properties used in their businesses, are described in Item 1 of this report.

We lease numerous other manufacturing, warehousing, office and headquarters facilities.  The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options.  See Note 26 to our consolidated financial statements.

Item 3.                          Legal Proceedings.

The information set forth in response to this Item 3 is incorporated by reference from the “Contingencies” section in Note 26 in the notes to consolidated financial statements in Item 8 of Part II of this report, which is incorporated herein by reference.

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
	Common Share
	High	Low

2013
First Quarter	$27.57	$22.98
Second Quarter	32.43	24.70
Third Quarter	28.75	24.80
Fourth Quarter	29.56	26.82

2014
First Quarter	$28.72	$26.04
Second Quarter	28.09	24.52
Third Quarter	26.50	23.74
Fourth Quarter	24.72	20.96

2015
First Quarter (through February 12, 2015)	$23.84	$21.28

As of February 12, 2015, there were approximately 1,856 record holders of the common shares.

We paid cash dividends of $.0625 per share each quarter during 2014 and 2013 and $0.25 per common share annually in 2012.  We have indicated our intention to pay dividends currently at the annual rate of $0.25 per common share on a quarterly basis.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

The following table presents information on our purchases of our common shares during the three months ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2014	38,940	$22.93	–	25,000,000
November 2014	30,891	$24.05	–	25,000,000
December 2014	917,354	$21.70	704,806	24,295,194
Total	987,185		704,806

In November 2012, our Board of Directors authorized a share repurchase program pursuant to which we may, from time to time, purchase up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.  In December 2014, we repurchased 704,806 shares under the program.  In addition, we repurchased an aggregate of 282,379 shares in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
There were no unregistered sales of equity securities during the period covered by this report.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 1500 Industrial Conglomerates Index and the Standard & Poor’s 500 Financials Index for the period commencing December 31, 2009 to December 31, 2014.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2009 in each of our common stock, the S&P 500 Index, the S&P 1500 Industrial Conglomerates Index and the S&P 500 Financials Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
Leucadia National Corporation
S&P 500 Index
S&P 1500 Industrial Conglomerates
S&P 500 Financials

Item 6.	Selected Financial Data.

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA: (a)
Net revenues (b)	$11,486,485	$10,425,746	$9,404,584	$637,265	$1,418,813
Expenses	11,243,790	9,999,202	8,051,204	578,701	654,478
Income from continuing operations before income taxes	381,222	545,585	1,442,029	120,577	797,911
Income tax provision (benefit) (c)	165,971	136,481	539,464	71,237	(1,142,943)
Income from continuing operations (c)	215,251	409,104	902,565	49,340	1,940,854
Income (loss) from discontinued operations, including gain (loss) on disposal, net of taxes	(16,226)	(46,911)	(37,924)	(24,384)	(618)
Net income attributable to Leucadia National
Corporation common shareholders	204,306	369,240	854,466	25,231	1,939,312

Per share:
Basic earnings (loss) per common share attributable
to Leucadia National Corporation common
shareholders:
Income from continuing operations	$.58	$1.20	$3.64	$.20	$7.98
Income (loss) from discontinued operations, including gain (loss) on disposal	(.04)	(.13)	(.15)	(.10)	(.01)
Net income	$.54	$1.07	$3.49	$.10	$7.97

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common
shareholders:
Income from continuing operations	$.58	$1.20	$3.59	$.20	$7.85
Income (loss) from discontinued operations, including gain (loss) on disposal	(.04)	(.14)	(.15)	(.10)	–
Net income	$.54	$1.06	$3.44	$.10	$7.85

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
Total assets	$52,623,908	$47,866,781	$9,349,118	$9,263,189	$9,350,298
Long-term debt	8,527,929	8,180,865	1,358,695	1,903,653	1,680,106
Mezzanine equity	311,686	366,075	241,649	235,909	–
Shareholders’ equity	10,302,158	10,102,462	6,767,268	6,174,396	6,956,758
Book value per common share	$28.03	$27.71	$27.67	$25.24	$28.53
Cash dividends per common share	$.25	$.25	$.25	$.25	$.25

(a)
Subsidiaries are reflected above as consolidated entities from the date of acquisition.  Jefferies was acquired on March 1, 2013.  National Beef was acquired on December 30, 2011; however, since its operating activities subsequent to the acquisition during 2011 were not significant they were not included in the 2011 consolidated statement of operations.

(b)	Includes net securities gains of $30.4 million, $244.0 million, $590.6 million, $641.5 million and $179.5 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(c)
At December 31, 2010, we concluded that it was more likely than not that we would be able to realize a portion of the net deferred tax asset; accordingly, $1,157 million of the deferred tax valuation allowance was reversed as a credit to income tax expense.

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

Results of Operations
We invest in a broad variety of businesses and focus on long-term value creation.  We often have changes in the mix of our businesses and investments.  Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, notes receivable, available for sale securities, or in other ways, depending on the structure of the investment.  Further, as our investments span a number of industries, each may be impacted by different factors.  For these reasons, our pre-tax income is not predictable from period to period.

A summary of results of continuing operations for the three years ended December 31, 2014 is as follows (in thousands):

	2014	2013	2012
Pre-tax income (loss) from continuing operations:
Jefferies	$358,396	$260,984	$–
National Beef	(40,303)	(42,358)	59,048
Corporate and other	(144,508)	(91,917)	(122,476)
Other Financial Services Businesses	139,055	275,430	374,595
Other Merchant Banking Businesses	166,697	215,663	1,211,012
Parent Company Interest	(98,115)	(72,217)	(80,150)
Total consolidated pre-tax income from
continuing operations	$381,222	$545,585	$1,442,029

Jefferies

Jefferies was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the year ended December 31, 2014 and for the period from the Jefferies acquisition through December 31, 2013 is as follows (in thousands):

	Year Ended December 31, 2014	For the Period From the Jefferies Acquisition Through December 31, 2013

Net revenues	$2,986,325	$2,134,002

Expenses:
Compensation and benefits	1,697,533	1,213,908
Floor brokerage and clearing fees	215,329	150,774
Depreciation and amortization	78,566	59,631
Provision for doubtful accounts	55,355	179
Selling, general and other expenses	581,146	448,526
	2,627,929	1,873,018

Income before income taxes	$358,396	$260,984

Jefferies comprises many business units, with many interactions and much integration among them.  Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services.  Jefferies business, by its nature, does not produce predictable or necessarily recurring revenues or earnings.  Jefferies results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and its own activities and positions.

As more fully described in our discussion of Critical Accounting Estimates, Goodwill, Jefferies recognized goodwill impairment losses of $54.0 million in its stand-alone financial statements for 2014 based on an evaluation performed on the basis of its reporting units.  In accordance with U.S. GAAP, we have not recognized these losses on a consolidated basis.

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

The following provides a summary of net revenues by source included in the year ended December 31, 2014 and for the period from the Jefferies acquisition through December 31, 2013 (in thousands):

	Year Ended December 31, 2014	For the Period From the Jefferies Acquisition Through December 31, 2013

Equities	$690,793	$578,045
Fixed income	751,848	507,285
Total sales and trading	1,442,641	1,085,330
Investment banking:
Capital markets:
Equities	339,683	228,394
Debt	627,536	410,370
Advisory	559,418	369,191
Total investment banking	1,526,637	1,007,955
Other	17,047	40,717

Total net revenues	$2,986,325	$2,134,002

Net Revenues

Net revenues for 2014 reflect record investment banking revenues, partially offset by lower revenue due to challenging trading environments in Jefferies fixed income business, particularly in the fourth quarter of 2014.  Jefferies core equities business performed relatively well during 2014.  Jefferies 2014 results include a loss of $14.7 million from its investment in KCG Holdings, Inc. (“KCG”) and a gain of $19.9 million from its investment in Harbinger Group Inc. (“Harbinger”).

Net revenues for the period from the Jefferies acquisition through December 31, 2013 reflect solid performance in Jefferies equity sales and trading business and continued strength in its investment banking platform.  Jefferies fixed income businesses experienced difficult trading conditions for a portion of the period as a result of a change in expectations for interest rates surrounding the Federal Reserve’s plans for tapering its asset purchase program; though fixed income performance significantly improved during the fourth quarter of 2013.  Results include gains of $89.3 million in aggregate within Equities Principal transaction revenues from Jefferies investments in Knight Capital and Harbinger.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue is heavily dependent on the overall level of trading activity of its clients.  Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC, which are accounted for under the equity method, as well as any changes in the value of its investments in KCG and Harbinger, which are accounted for at fair value.

Equities revenue for the year ended December 31, 2014 include a loss of $14.7 million from Jefferies investment in KCG and a gain of $19.9 million from its investment in Harbinger, and for the period from the acquisition of Jefferies to December 31, 2013 include a gain of $19.5 million from its investment in KCG and a gain of $69.8 million from its investment in Harbinger.  Additionally, during the first quarter of 2014, Jefferies recognized a gain of $12.2 million in connection with its investment in CoreCommodity Management LLC.  For the year ended December 31, 2014 and the period from the acquisition of Jefferies to December 31, 2013, included within Interest expense allocated to Jefferies equities business is positive income of $45.1 million and $33.7 million, respectively, related to the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.

For 2014, U.S. stock prices continued an overall upward trend with company earnings and economic data largely meeting expectations and the outlook for monetary policy remaining favorable.  While the markets in the fourth quarter were relatively unsettled, the S&P 500 Index was up 14.5% for the fiscal year and exchange trading volumes increased generally, which contributed to increased commission revenue.  Similarly, European exchange volumes grew significantly throughout the 2014 year.  Additionally, the performance from Jefferies electronic trading platform and prime brokerage business has continued to increase.

Equities revenue from the Jefferies Finance joint venture during the nine months ended December 31, 2014 were comparable to those from the joint venture during the same period in 2013.  Equities revenue from Jefferies LoanCore joint venture decreased during 2014 as compared to the 2013 period due to fewer securitizations.

U.S. equity market conditions during the 2013 period were characterized by continually increasing stock prices as the U.S. government maintained its monetary stimulus program.  In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 28%, 19% and 14%, respectively, with the S&P Index registering a series of record closing highs.  However, economic data in the U.S. continued to indicate a slow recovery and geopolitical concerns regarding the Middle East and a U.S. federal government shutdown added volatility in the U.S. and international markets.  Despite the rally in the equity markets in 2013, overall market volumes were subdued moderating customer flow in Jefferies U.S. cash equity business, although Jefferies benefited from certain block trading opportunities during the period.  In Europe, during the 2013 period, liquidity returned to the market as the European Central Bank convinced investors that it would not allow the Eurozone to breakup aiding results to both our cash and option desks, although the results were still impacted by relatively low trading volumes given the region’s fragile economy.  Additionally, Asian equity commissions were stronger, particularly in Japan with new monetary policies increasing trading volumes on the Nikkei Exchange.

Jefferies Securities Finance desk also contributed solidly to Equities revenue for the 2013 period and the performance of certain strategic investment strategies were strong.  Revenue from Jefferies sales and trading of convertible securities is reflective of increased market share as we have expanded our team in this business.  Net earnings from Jefferies Finance and LoanCore joint ventures reflect a solid level of securitization deals and loan closings during the 2013 period.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Included within Interest expense for the year ended December 31, 2014 and for the 2013 period is positive income of $55.5 million and $40.1 million, respectively, from the allocation to Jefferies fixed income business of a portion of the amortization of premiums arising from adjusting Jefferies long-term debt to fair value as part of acquisition accounting.

The fixed income markets during 2014 were impacted at various points by uncertainty with respect to U.S. economic data and concerns about the global economy, as well as reactions to legal matters regarding Freddie Mac and Fannie Mae and anticipated monetary policy, which created market uncertainty.  Client trading demand was lower across most of the fixed income platform with the exception of increased customer flow in Jefferies international rates business, which benefited from tightening yields in Europe.  Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace.  In the fourth quarter of 2014, the volatility in the equity markets and the lowering of oil prices, put downward pressure on high yield bonds, especially those in the energy and transport sectors, as well as on the distressed trading markets.  Jefferies experienced a decline in the results of its efforts in distressed trading for the year, which was primarily due to mark to market inventory losses as a result of the broad sell-off in distressed and post-reorganization securities although investor interest in high yield asset classes was strong during the year as investors continued to migrate to certain asset classes in search of higher yields.  Futures sales and trading revenues for 2014 were negatively impacted by challenging market conditions for foreign currency trading and U.S. futures trading given political and economic instability in various global environments.

During the fourth quarter, as a result of the growth and margin challenges recently faced in its Jefferies Bache business, which conducts Jefferies futures and foreign exchange trading activities, Jefferies decided to pursue strategic alternatives for the business.  Jefferies is currently evaluating various options, which may include a sale to or combination with another similar business that improves the combined businesses’ competitive standing and margin.  Global net revenues from this business activity for 2014, which are included within Jefferies Fixed income results, were $175.3 million.  This is comprised of commissions, principal transaction revenues and net interest revenues.

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

While Jefferies U.S. rates, corporates and U.S. mortgages desks underperformed, its leveraged credit business produced solid results as investors sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market.  Further, the low interest rate environment in the U.S. caused investors to seek higher yields in emerging market debt.  In addition, suppressed long-term interest rates in the U.S. encouraged investment in international mortgage-backed securities resulting in increased trading volumes, improved market liquidity and ultimately increased revenues on Jefferies international mortgage desk, despite experiencing reduced market liquidity and consequently lower levels of secondary market activity during the summer months of 2013.

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

Low borrowing costs and generally strong capital market conditions throughout most of 2014 were important factors in driving the growth in Jefferies debt and equity capital markets businesses.  These factors, together with generally strong corporate balance sheets and record equity valuations, were important in driving the growth in its merger and acquisition advisory business.

During 2014, from equity and debt capital raising activities, Jefferies generated $339.7 million and $627.5 million in revenues, respectively.  During 2014, Jefferies completed 1,109 public and private debt financings that raised $250 billion and Jefferies completed 184 public equity financings and 9 convertible offerings that raised $66 billion (159 of which it acted as sole or joint bookrunner).  Financial advisory revenues totaled $562.1 million, including revenues from 132 merger and acquisition transactions and 12 restructuring and recapitalization transactions with an aggregate transaction value of $176 billion.

During the 2013 period, despite uneven U.S. economic growth and uncertainty surrounding the U.S. Federal Reserve’s decision on quantitative easing, capital market conditions continued to improve due to the availability of low-priced credit and a general rise in the stock market during 2013.  Mergers and acquisition activity gained momentum through the later part of the 2013 period.

During the 2013 period, from equity and debt capital raising activities, Jefferies generated $228.4 million and $410.4 million in revenues, respectively. Since the acquisition, Jefferies completed 412 public and private debt financings that raised $162.3 billion in aggregate, as companies took advantage of low borrowing costs and Jefferies completed 130 public equity financings that raised $32.9 billion (111 of which Jefferies acted as sole or joint bookrunner).  Jefferies financial advisory revenues totaled $369.2 million during this period, including revenues from 108 merger and acquisition transactions where Jefferies served as financial advisor.

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $283.3 million and $232.0 million for 2014 and for the period from the Jefferies acquisition through December 31, 2013, respectively.  In addition, compensation and benefits expense includes $14.4 million and $11.0 million for 2014 and for the 2013 period, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.  Compensation and benefits as a percentage of Net revenues was 56.8% and 56.9% for 2014 and for the 2013 period, respectively.

Non-Compensation Expenses

Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, bad debt provision, impairment charges, depreciation and amortization expense and other costs.  All of these expenses, other than floor brokerage and clearing fees, bad debt provision, goodwill impairment and depreciation and amortization expense, are included within Selling, general and other expenses in the Consolidated Statements of Operations.

Non-compensation expenses for 2014 include approximately $7.6 million in impairment losses related to customer relationship intangible assets within its Jefferies Bache business, which constitutes Jefferies global futures sales and trading operations, and its International Asset Management business, which is included within Selling, general and other expenses in the Consolidated Statements of Operations.  During the fourth quarter of 2014, Jefferies recognized a bad debt provision, which primarily relates to a receivable of $52.3 million from a client to which it provided futures clearing and execution services, which declared bankruptcy.

Floor brokerage and clearing expenses for 2014 are reflective of the trading volumes in Jefferies equities trading businesses. Technology and communications expense includes costs associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to our global headquarters and incremental amortization expense associated with fair value adjustments to capitalized software recognized as part of acquisition accounting.  Occupancy and equipment rental expense reflects incremental office re-configuration expenditures at our global headquarters.  Business development costs reflect Jefferies continued efforts to continue to build market share, including its loan origination business conducted through its Jefferies Finance joint venture.  Jefferies continues to incur legal and consulting fees as part of implementing various regulatory requirements.

Non-compensation expenses for the 2013 period include approximately $21.1 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting, $6.3 million in additional lease expense related to recognizing existing leases at their current market value and $11.6 million in merger-related investment banking filing fees.  Additionally, during 2013 an $8.7 million charge was recognized due to vacating certain office space in London.  Other expenses for 2013 include $38.4 million in litigation expenses, which includes litigation costs related to the final judgment on Jefferies last outstanding auction rate securities legal matter and to agreements reached in principle with the relevant authorities pertaining to an investigation of purchases and sales of mortgage-backed securities.

Floor brokerage and clearing expenses for the 2013 period are reflective of the trading volumes in Jefferies fixed income and equities trading businesses, including a meaningful volume of trading by its foreign exchange business.  Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements.  Jefferies continued to incur legal and consulting fees as part of implementing various regulatory requirements.

National Beef

A summary of results of operations for National Beef for the three years in the period ended December 31, 2014 is as follows (in thousands):

	2014	2013	2012

Net revenues	$7,832,424	$7,487,724	$7,480,934

Expenses:
Cost of sales	7,708,007	7,308,580	7,269,912
Compensation and benefits	38,660	33,447	31,638
Interest	14,503	12,272	12,431
Depreciation and amortization	85,305	88,483	83,063
Selling, general and other expenses	26,252	87,300	24,842
	7,872,727	7,530,082	7,421,886

Income (loss) before income taxes	$(40,303)	$(42,358)	$59,048

National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products.  Because National Beef operates in a large and liquid commodity market, it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  National Beef’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during 2012 was the lowest ratio for the corresponding periods during the past ten years and was largely unchanged during 2013 and 2014.  The ratio will likely remain below historic norms until herd expansion and/or plant closures result in an improved equilibrium between industry slaughter capacity and the available supply of fed cattle.

Revenues in 2014 increased about 5% in comparison to 2013, due primarily to higher selling prices despite lower sales volume, as fewer cattle were processed.  Revenues were largely unchanged during 2013 as compared to 2012.  Cost of sales increased markedly during 2014 as compared to 2013 as industry slaughter declined approximately 5% from 2013 and cattle prices increased approximately 22% on average.  Smaller cost increases in 2013 compared to 2012 were for similar reasons.  The combined effects of both lower volumes and tighter margins due to the relative higher price of cattle compared to the selling price of beef impacted margins leading to reduced profitability year-over-year. Selling, general and other expenses in 2013 included a $63.3 million impairment charge in connection with National Beef’s decision to close its Brawley, California beef processing plant.  In addition, in connection with closing the Brawley facility, National Beef recognized in 2014 $6.9 million of costs including employee separation and retention, systems decommissioning and various other expenses.  Of these amounts, $4.6 million related to employee separation, which is included in compensation and benefits, and the various other costs are included in selling, general and other expenses.  National Beef does not expect to incur significant additional costs related to the closure of the Brawley facility in future periods.

In addition to the unfavorable impacts of higher cattle prices and lower volumes, National Beef was also impacted by Walmart’s decision to discontinue using National Beef as a provider of its consumer-ready products in 2013.  National Beef has three consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and another substantially so dedicated.  National Beef continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by the Walmart business in the near future, if at all.  During 2013 and 2014, the consumer-ready facilities operated at reduced levels, and continue to do so.  Results at the tannery were negatively impacted by record high costs for raw hides as an input, dislocation in its end-markets largely due to uneven demand from China and operating inefficiencies as the enhanced facility ramped-up production.

Corporate and other Results

A summary of results of operations for corporate and other for the three years in the period ended December 31, 2014 is as follows (in thousands):

	2014	2013	2012

Net revenues	$60,720	$50,190	$67,039

Expenses:
Compensation and benefits	71,034	83,005	107,748
Depreciation and amortization	5,627	9,924	12,785
Selling, general and other expenses	129,396	52,573	71,632
	206,057	145,502	192,165

Income related to associated companies	829	3,395	2,650
Pre-tax loss from continuing operations	$(144,508)	$(91,917)	$(122,476)

Net revenues include net realized securities gains of $30.4 million, $16.0 million and $46.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Net revenues also include interest income of $22.6 million, $20.1 million and $15.7 million for 2014, 2013 and 2012, respectively, and other income, which in 2013 included $6.4 million received in connection with the settlement of certain litigation.

For the years ended December 31, 2014, 2013 and 2012, compensation and benefits includes accrued incentive bonus expense of $13.9 million, $22.1 million and $71.2 million, respectively, of which $4.1 million, $6.5 million and $37.0 million, respectively, related to our Senior Executive Annual Incentive Bonus Plan.  Bonus accruals under the Senior Executive Annual Incentive Bonus Plan are based on a percentage of pre-tax profits as defined in the plan.  In addition, compensation and benefits for 2013 includes an accrual of $8.3 million related to retention agreements with certain executive officers.  Share-based compensation expense was $26.3 million, $22.8 million and $14.3 million in 2014, 2013 and 2012, respectively.

Selling, general and other expenses for 2014 include a charge relating to the agreement to settle certain litigation, subject to court approval, for an aggregate payment of $70 million along with attorney’s fees to be determined and approved by the court.  See Note 26 for further information.  Selling, general and other expenses for 2013 include costs related to the acquisition of Jefferies of $7.0 million and consent fees of $2.3 million paid to amend a covenant in our senior note indenture to permit additional borrowings by Material Subsidiaries, as defined.  Selling, general and other expenses for 2012 include expenses related to the repurchase of certain of our debt securities of $24.2 million and costs for the investigation of investment opportunities and fees due for consummated transactions of $5.5 million.

Income related to associated companies is comprised by our share of various investee’s underlying net income or loss, none of which is significant during the three year period.

Other Financial Services Businesses

Our other financial services businesses include the consolidated results of certain Leucadia asset management fund managers, the returns on our investments in these funds, unrealized gains related to certain securities classified as trading assets, and our share of the income of Berkadia, HomeFed, and prior to the Jefferies acquisition, Jefferies High Yield Holdings, LLC (“JHYH”).

For the years ended December 31, 2014, 2013 and 2012, revenues were $68.2 million, $186.1 million and $301.4 million, respectively.  Leucadia asset management generated the largest share of these revenues in 2014, totaling $52.5 million.  Leucadia asset management’s revenues were not significant in 2013.  Revenues and pre-tax results for 2013 and 2012 include principal transactions related to unrealized gains of $182.7 million and $301.3 million, respectively, from the change in value in securities classified as trading assets for which the fair value option was elected.  These amounts related to our investment in Jefferies prior to the Jefferies acquisition in March 2013.

For 2014, pre-tax income for Leucadia asset management was $39.2 million.  Pre-tax income of $139.1 million, $275.4 million and $374.6 million for 2014, 2013 and 2012, respectively, also reflects income related to associated companies of $104.3 million in 2014, $95.4 million in 2013 and $73.9 million in 2012.  For the years ended December 31, 2014, 2013 and 2012, income related to Berkadia was $101.2 million, $84.7 million and $38.0 million, respectively; for 2013, our share of Berkadia’s income includes an out of period adjustment of $16.4 million to record income related to prior periods.  For 2013 and 2012, income related to JHYH was $7.2 million and $33.9 million, respectively.  Our share of HomeFed’s income was not significant during the three year period.

Other Merchant Banking Businesses

A summary of results for other merchant banking businesses for the three years in the period ended December 31, 2014 is as follows (in thousands):

	2014	2013	2012

Net revenues	$538,775	$567,682	$1,555,193

Expenses:
Cost of sales	316,279	259,127	209,834
Compensation and benefits	21,917	19,924	26,442
Interest	1,544	–	–
Depreciation and amortization	12,229	9,269	20,539
Selling, general and other expenses	53,470	83,950	99,510
	405,439	372,270	356,325

Income before income taxes and income
related to associated companies	133,336	195,412	1,198,868
Income related to associated companies	33,361	20,251	12,144
Pre-tax income from continuing operations	$166,697	$215,663	$1,211,012

Our other merchant banking operations reflect the results of a variety of other businesses including manufacturing and our recently formed oil and gas exploration and production businesses.  During September of 2014, we decided to cease further development of the Lake Charles clean energy project.  Project development costs to date, which were expensed as incurred, are reflected in discontinued operations.  Other operations also include our winery operations conducted by Crimson until it was distributed to shareholders in February 2013, and our real estate operations, substantially all of which were sold to HomeFed during March 2014 in exchange for HomeFed common shares.  Amounts for Crimson for the year ended December 31, 2012 include revenues of $48.2 million and pre-tax profits of $5.4 million; amounts for 2013 were not significant.

Net revenues for 2014 and 2012 include principal transactions related to unrealized gains of $99.3 million and $30.0 million, respectively, from the change in value in securities classified as trading assets for which the fair value option election was elected.  The unrealized gain for 2014 relates to our investment in Harbinger.  Net revenues also reflect net realized securities gains of $227.6 million in 2013 related to the sale of our common shares of Inmet Mining Corporation and $543.7 million in 2012 related to the sale of our common shares of Fortescue.  Net revenues for 2012 also reflect a gain on the redemption of the FMG Note of $526.2 million and $116.8 million related to interest income on the FMG Note.  In addition, net revenues for 2014 include a $22.7 million gain on the sale of an equity interest for cash proceeds of $33.0 million.

For the years ended December 31, 2014, 2013 and 2012, net revenues for manufacturing were $380.5 million, $310.8 million and $252.9 million, respectively, and net revenues for real estate were $11.2 million, $16.7 million and $10.9 million, respectively.  Net revenues during 2014 for our oil and gas exploration and production businesses were $19.9 million.

For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization expenses for manufacturing were $4.5 million, $4.5 million and $4.4 million, respectively, and depreciation and amortization expenses for real estate were $3.2 million, $3.7 million and $3.6 million, respectively.  Depreciation and amortization expenses for our oil and gas exploration and production businesses were $3.9 million during 2014.  Depreciation and amortization expenses include prepaid mining interest amortization related to the FMG Note of $6.9 million during 2012.

For the years ended December 31, 2014, 2013 and 2012, selling, general and other expenses for manufacturing were $8.5 million, $5.8 million and $5.9 million, respectively.  Selling, general and other expenses for real estate were $8.8 million, $34.1 million and $17.4 million for 2014, 2013 and 2012, respectively; included in these amounts were impairment charges for various real estate projects of $20.0 million and $4.2 million for 2013 and 2012, respectively.  For the year ended December 31, 2013, impairment charges related to real estate include an out of period adjustment of $15.4 million to record charges related to prior periods.  There were no significant impairment charges in 2014.  Selling, general and other expenses for 2014 and 2012 include charges of $3.2 million and $20.0 million, respectively, for estimated potential losses related to a legal proceeding, which is discussed in Note 26, in our consolidated financial statements.  The change in selling, general and other expenses during 2013 as compared to 2012 also reflects greater legal fees and costs related to certain litigation and lower costs for the winery operations.

For the years ended December 31, 2014, 2013 and 2012, pre-tax profits for manufacturing were $31.7 million, $24.9 million and $17.9 million, respectively.  Real estate generated pre-tax losses of $2.9 million, $23.0 million and $11.9 million for 2014, 2013 and 2012, respectively.  Pre-tax results for the oil and gas exploration and development businesses were not significant for 2014.  Pre-tax losses for the Oregon LNG project were $6.8 million, $14.4 million and $9.1 million for 2014, 2013 and 2012, respectively.

Income related to associated companies primarily relates to our investments in Linkem and Garcadia.  For the years ended December 31, 2014, 2013 and 2012, losses related to Linkem were $14.6 million, $22.7 million and $18.9 million, respectively, and income related to Garcadia were $49.4 million, $39.4 million and $31.7 million, respectively.

Parent Company Interest

Parent company interest totaled $98.1 million for 2014, $72.2 million for 2013, and $80.2 million for 2012.  The change in interest expense during 2014 as compared to 2013 primarily reflects the issuance of $750.0 million principal amount of 5.50% Senior Notes due 2023 and $250.0 million principal amount of 6.625% Senior Notes due 2043 in October 2013 and the maturity of certain of our debt securities during 2013 and 2014.  The decrease in interest expense in 2013 as compared to 2012 primarily reflects the maturity of certain of our debt securities during 2013 and repurchases of certain of our debt securities during the prior year.  Interest expense for 2013 also reflects the aggregate issuance of the $1 billion principal amount of Senior Notes in October 2013.

Income Taxes

For the year ended December 31, 2014, our provision for income taxes was $166.0 million, representing an effective tax rate of about 44%.  Our 2014 provision was impacted by $24.5 million, or higher by 6%, related to the charge recorded to settle the litigation concerning the Jefferies acquisition, which is nondeductible.  Our 2014 provision includes an offsetting benefit of $22.2 million, or 6%, for the reduction of the valuation allowance with respect to certain net operating loss carryovers, which we now believe are more likely than not to be utilized before they expire.  Excluding these items, our tax rate was higher primarily due to state income taxes, which were lower in 2013 as a result of favorable audit resolutions.

For the year ended December 31, 2013, our provision for income taxes was $136.5 million, and our effective tax rate was about 25%.  Our 2013 provision was impacted by $12.3 million, or increased by 2%, related to a charge to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition.  Our 2013 provision includes offsetting benefits of $97.9 million, which reduced our effective tax rate by 18%, related to the Jefferies acquisition.  In periods prior to 2013, we recorded income tax expense and a related deferred tax liability for the unrealized gain on our Jefferies investment, which at that time we recorded at fair value.  Upon acquisition of Jefferies, we reversed that deferred tax liability, benefitting our provision for income taxes by $34.0 million.  In addition, we did not record income tax expense with respect to the income from our Jefferies investment and the related deferred tax liability during the portion of the first quarter of 2013 prior to our acquisition of Jefferies, which benefitted our provision for income taxes by $64.0 million.

Discontinued Operations

Our loss from discontinued operations, net of tax and our gain (loss) on disposal from discontinued operations, net of tax include the impact of a number of changes in the mix of our businesses and investments.  During the three years ended December 31, 2014, discontinued operations include: our decision in September 2014 not to proceed with further development of the Lake Charles clean energy project that would have used gasification technology to convert low-grade fuel fossils into clean-energy products; our July 2014 sale of Premier, through which we had conducted our gaming entertainment operations; our sale of Empire in December 2013; our conclusion in October 2013 that we would no longer continue to fund Sangart’s research and development operations, through which we had conducted our medical product development operations; our sale of Keen Energy Services, LLC in December 2012; and other transactions whose impact are not significant to our consolidated results.

Our loss from discontinued operations, net of income tax totaled $17.9 million in 2014, $60.0 million in 2013 and $33.8 million in 2012.  Our 2014 loss consisted primarily of $25.4 million in losses related to our Lake Charles clean energy project, offset by income of about $6.1 million from Premier.  Our 2013 loss includes primarily $47.8 million in losses related to Lake Charles and $23.7 million in losses from Sangart, offset by income of $11.9 million from Premier.  Our 2012 loss reflects losses of $15.4 million from Lake Charles and $29.2 million from Sangart, offset by income of $8.4 million from Premier.

Our gain on disposal from discontinued operations, net of tax totaled $1.7 million in 2014 and $13.1 million in 2013; our loss on disposal from discontinued operations, net of tax totaled $4.1 million in 2012.  Our 2014 gain was not significant to our consolidated results.  Our 2013 gain includes $8.7 million related to the sale of Empire and the impact of a number of other insignificant transactions.  Included in our 2012 loss, with offsetting gains, is $11.7 million related to the sale of Keen Energy.

For further information, see Note 30 to our consolidated financial statements.

Liquidity and Capital Resources

Parent Company Liquidity

We are a holding company whose assets principally consist of the stock or membership interests of direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities.  We continuously evaluate the retention and disposition of our existing operations and investments and investigate possible acquisitions of new businesses in order to maximize shareholder value.  Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible.  Our principal sources of funds are available cash resources, liquid investments, public and private capital market transactions, repayment of subsidiary advances, funds distributed from subsidiaries as tax sharing payments, management and other fees, and dividends from subsidiaries, as well as dispositions of existing businesses and investments.

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, and investments in managed funds.  Together these total $2.1 billion, with the largest portion comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt and corporate overhead expenses.

The parent company’s only long-term cash requirement is to make principal payments on its long-term debt ($1,458.6 million principal outstanding as of December 31, 2014), of which $458.6 million is due in 2015, $750.0 million in 2023 and $250.0 million in 2043.  The $97.6 million of 3.75% Convertible Senior Subordinated Notes due 2014 were converted primarily in April 2014 into 4,606,109 common shares prior to maturity and are no longer outstanding.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the cost cannot be predicted.

From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings.  The funds raised have been used by us for general corporate purposes, including for our existing businesses and new investment opportunities.  Our senior debt obligations are rated Ba1 by Moody’s Investors Services and BBB- by Standard and Poor’s and Fitch Ratings.  These ratings reflect S&P’s downgrade by one notch (from BBB) during December 2014, in connection with the application of its new ratings criteria.  Ratings issued by bond rating agencies are subject to change at any time.

As of December 31, 2014, we own approximately 46.6 million common shares of Harbinger, representing approximately 23% of its outstanding common shares, which are accounted for under the fair value option.  The shares were acquired at an aggregate cost of $475.6 million ($317.5 million during 2014), are classified as Trading Assets and carried at fair value of $659.9 million at December 31, 2014.  In addition, we currently have two directors on Harbinger’s board, one of which serves as its Chairman.  We have agreed not to increase our interest in Harbinger above 27.5% through March 17, 2016.

During 2014, we invested $345.1 million in the Leucadia asset management platform, the majority of which is available for sale immediately and considered to be part of our available liquidity.  Substantially all of the invested funds represent seed capital for new investment vehicles managed by us or third parties that employ distinct and diverse investment strategies. Leucadia asset management has raised and intends to continue to raise additional capital from third party investors as it seeks to build its asset management business.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”), which has registered as an investment adviser with the SEC, and expects to launch a multi-manager investment partnership.  We have committed to invest $400 million in Folger Hill’s investment partnership, which we expect to fund in the first quarter of 2015.  We also committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of December 31, 2014, no significant amounts have been provided to Folger Hill under the revolving credit facility.

During 2014, we also invested a total of $184.2 million in initial and add-on investments in Juneau Energy, and a total of $239.0 million in Vitesse Energy.  Juneau leases and develops oil and gas properties in Texas and Oklahoma. Vitesse selectively acquires non-operating oil and gas interests in the heart of the Bakken Shale oil field.

In September 2014, we invested $70.9 million, net in a joint venture (Golden Queen Mining Company, LLC) with Golden Queen Mining Co. Ltd. and the Clay family to jointly fund, develop and operate the Soledad Mountain project. The project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California. Construction has started on site and commissioning is planned for late 2015. At December 31, 2014, we have an approximate 34% interest in the joint venture. We have committed to invest during the nine months after our initial investment up to an additional approximately $27 million to fully develop the project.

In July 2014, we sold Premier, through which we had conducted our gaming operations, for aggregate cash consideration of $250.0 million, subject to working capital adjustment. We recorded a pre-tax gain on sale of discontinued operations of $12.1 million in the third quarter of 2014.

In January 2015, we entered into a credit agreement with FXCM Inc., for a $300 million two-year senior secured term loan with rights to require a sale of FXCM and to a variable proportion of the sale proceeds.  For further information, see Recent Transactions in Part I, Item 1 of this Report.

During 2014, we paid four quarterly dividends of $0.0625 per share which aggregated $93.1 million for the year.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At December 31, 2014, we had outstanding 367,498,615 common shares and 13,657,000 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 381,155,615 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase to 25,000,000.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  During December 2014, we repurchased 704,806 common shares for $15.2 million.  As of December 31, 2014 we are authorized to repurchase 24,295,194 common shares.

We and certain of our subsidiaries have federal income tax net operating loss carryforwards (“NOLs”) of approximately $3.4 billion at December 31, 2014 and other tax attributes.  The amount and availability of the NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which certain tax benefits may no longer be carried forward.  For more information about the NOLs and other tax attributes, see Note 22 to our consolidated financial statements.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at December 31, 2014 (dollars in thousands):

Total equity	$10,302,158
Less, investment in Jefferies	(5,474,533)
Equity excluding Jefferies	4,827,625
Less, our two largest investments:
National Beef	(796,446)
Harbinger, at cost	(475,600)
Equity in a stressed scenario	3,555,579
Less, net deferred tax asset excluding Jefferies amount	(1,312,938)
Equity in a stressed scenario less net deferred tax asset	$2,242,641
Balance sheet amounts:
Available liquidity	$2,147,672
Parent company debt (see Note 17 to our
Consolidated financial statements)	$1,445,462
Ratio of parent company debt to stressed equity:
Maximum	.50	x
Actual, equity in a stressed scenario	.41	x
Actual, equity in a stressed scenario excluding net deferred tax asset	.64	x
Ratio of available liquidity to parent company debt:
Minimum	1.0	x
Actual	1.5	x

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

Jefferies LLC (Jefferies U.S. futures commission merchant) and Jefferies Bache Limited (Jefferies U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades.  Jefferies LLC (a U.S. broker-dealer), under SEC Rule 15c3-3 and under CFTC Regulation 1.25, is required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.  Jefferies is required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity.  Similar requirements exist under the U.K. Financial Conduct Authority’s Client Money Rules with respect to Jefferies European-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer).  Customer funds received are required to be separately segregated and held by us as statutory trustee for our customers.  If Jefferies rehypothecates customer securities, that activity is conducted only to finance customer activity.  Additionally, Jefferies does not lend customer cash to counterparties to conduct securities financing activity (i.e., Jefferies does not lend customer cash to reverse in securities).  Further, Jefferies has no customer loan activity in Jefferies International Limited and does not have any European prime brokerage operations.  In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of operations.  Jefferies does not transfer U.S. customer assets to its U.K. entities.

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

Of Jefferies total trading assets, approximately 74% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At December 31, 2014, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are 3% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

		From Jefferies Acquisition
	Year Ended	Through
	December 31, 2014	December 31, 2013
Securities purchased under agreements to resell:
Period end	$3,927	$3,747
Month end average	5,788	4,936
Maximum month end	8,081	6,007

Securities sold under agreements to repurchase:
Period end	$10,672	$10,780
Month end average	13,291	13,308
Maximum month end	16,586	16,502

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	December 31, 2014	Average Balance Fourth Quarter 2014 (1)	December 31, 2013
Cash and cash equivalents:
Cash in banks	$1,083,605	$603,459	$830,438
Certificate of deposit	75,000	59,524	50,005
Money market investments	2,921,363	2,333,772	2,680,676

Total cash and cash equivalents	4,079,968	2,996,755	3,561,119

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,056,766	1,125,420	1,316,867
Other (3)	363,713	572,024	403,738

Total other sources	1,420,479	1,697,444	1,720,605

Total cash and cash equivalents and other liquidity sources	$5,500,447	$4,694,199	$5,281,724

(1)	Average balances are calculated based on weekly balances.
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

(3)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache, LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC, with Jefferies LLC as the surviving entity.

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 74% of inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	December 31, 2014		December 31, 2013
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,191,288	$297,628	$1,982,877	$137,721
Corporate debt securities	2,583,779	11,389	2,250,512	26,983
U.S. Government, agency and municipal securities	3,124,780	250,278	2,513,388	400,821
Other sovereign obligations	2,671,807	877,366	2,346,485	991,774
Agency mortgage-backed securities (1)	3,395,771	—	2,976,133	—
Physical commodities	62,234	—	37,888	—

	$14,029,659	$1,436,661	$12,107,283	$1,557,299

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

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 80% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.  A significant portion of Jefferies financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $575.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at December 31, 2014.  Of the $575.0 million aggregate notes, $60.0 million matures in February 2015, $85.0 million matures in March 2015, $200.0 million in July 2016 and $80.0 million in August 2016, all bearing interest at a spread over one month LIBOR.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of December 31, 2014, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $12.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings for Jefferies for 2014 and for the 2013 period were $81.7 million and $43.3 million, respectively.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at December 31, 2014 is $6.3 billion, which excludes $170.0 million of outstanding borrowings under a long-term revolving Credit Facility.  Jefferies long-term debt has a weighted average maturity of 8 years, excluding the Jefferies Credit Facility.  Jefferies next scheduled maturity is the $500.0 million principal amount of 3.875% Senior Notes that mature in November 2015.

The Jefferies Credit Facility is a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million, with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  In June 2014, Jefferies amended and restated the facility to extend the term for three years and reduced the committed amount to $750.0 million.  The borrowers under the facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC.  On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC.  Jefferies LLC is the surviving entity, and therefore, a borrower under the Credit Facility.  Interest is based on, in the case of U.S. dollar borrowings, either the Federal funds rate or the London Interbank Offered Rate, or in the case of non-U.S. dollar borrowings, is based on the London Interbank Offered Rate.  The facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of its subsidiaries, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain of its subsidiaries to maintain specified levels of regulated capital.  Jefferies is currently in compliance with the facility and expects to remain in compliance given its current liquidity and anticipated additional funding requirements given its business plan and profitability expectations.

In May 2014, Jefferies issued under its $2.0 billion Euro Medium Term Note Program senior unsecured notes with a principal amount of €500.0 million, due 2020, which bear interest at 2.375% per annum.  Proceeds amounted to €498.7 million.

Jefferies long-term debt ratings are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa3	Negative
Standard and Poor’s (1)	BBB-	Stable
Fitch Ratings	BBB-	Stable

(1)	On December 11, 2014, S&P announced its review of the ratings on 13 U.S. securities firms by applying its new ratings criteria for the sector. As part of this review, S&P downgraded our long-term debt rating one notch from “BBB” to “BBB-” and left the rating outlook unchanged at “stable”.

Jefferies relies upon its cash holdings and external sources to finance a significant portion of its day to day operations.  Jefferies access to these external sources, as well as the cost of that financing, is dependent upon various factors, including its debt ratings.  Jefferies current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share and competitive position in the markets in which it operates.  Deteriorations in any of these factors could impact Jefferies credit ratings.  While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on its business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by Jefferies.

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $93.3 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Ratings issued by credit rating agencies are subject to change at any time.

Net Capital

Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA").  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers.  On September 1, 2014, Jefferies Bache, LLC (a Futures Commission Merchant (“FCM”)) merged with and into Jefferies LLC.  Jefferies LLC, as the surviving entity, registered as an FCM and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements.  The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.  FINRA is the designated self-regulatory organization for the U.S. broker-dealers and the Chicago Mercantile Exchange is the designee for Jefferies LLC as an FCM.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,025,113	$913,465
Jefferies Execution	6,150	5,900

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are authorized and regulated by the Financial Conduct Authority in the U.K.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  Jefferies expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, LLC and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products, LLC, which registered during August 2014.

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

Net cash of $987.2 million was used for operating activities in 2014 and net cash of $702.3 million and $645.4 million was provided by operating activities in 2013 and 2012, respectively.  Jefferies used funds of $276.6 million during 2014 and generated funds of $750.1 million during 2013.  National Beef used funds of $55.0 million during 2014 and generated funds of $85.4 million and $141.4 million during 2013 and 2012, respectively; manufacturing generated funds of $27.1 million, $30.0 million and $27.4 million during 2014, 2013 and 2012, respectively; and discontinued operations used funds of $40.7 million, $77.4 million and $17.2 million in 2014, 2013 and 2012, respectively.  During 2014, cash of $317.5 million was used to acquire our investment in Harbinger and make additional investments of $345.1 million in the Leucadia asset management platform, both of which are classified as a use of cash for operating activities.  During 2012, operating cash of $452.2 million was generated from our trading portfolio (primarily from the sale of our investment in Mueller Industries, Inc.).  Operating cash for 2012 also reflects interest payments of $202.2 million received from Chichester Metals Pty Ltd, a subsidiary of Fortescue Metals Group Ltd (the note (the “FMG Note”) was redeemed in the fourth quarter of 2012) and premiums paid to redeem debt ($17.1 million). The change in operating cash flows also reflects greater interest payments in 2014 and 2013 as compared to 2012 and lower income tax payments in 2014 and 2012 as compared to 2013.  During 2014, distributions from associated companies principally were received from Berkadia ($72.9 million), Garcadia ($46.0 million) and Jefferies associated companies ($54.0 million).  During 2013, distributions from associated companies principally were received from Berkadia ($69.0 million), Garcadia ($26.0 million) and Jefferies associated companies ($37.7 million).  During 2012, distributions from associated companies principally were received from Berkadia ($37.6 million), JHYH ($5.2 million) and Garcadia ($18.4 million).  Net losses related to real estate, property and equipment, and other assets in 2013 include National Beef’s impairment loss of $63.3 million with respect to its Brawley facility.  Net gains related to real estate, property and equipment, and other assets in 2012 include $526.2 million from the redemption of the FMG Note.

Net cash of $449.1 million and $3,323.6 million was provided by investing activities in 2014 and 2013, respectively, as compared to net cash used for investing activities of $16.6 million in 2012.  Cash acquired upon acquisition of Jefferies was $3,018.0 million in 2013.  Acquisitions of property, equipment and leasehold improvements, and other assets include amounts primarily related to Jefferies ($113.0 million and $53.9 million in 2014 and 2013, respectively); National Beef ($48.2 million, $44.4 million and $45.6 million in 2014, 2013 and 2012, respectively); other merchant banking businesses, primarily oil and gas exploration and production businesses in 2014, ($406.6 million, $11.0 million and $10.6 million in 2014, 2013 and 2012, respectively); and discontinued operations ($9.4 million, $25.8 million and $13.1 million in 2014, 2013 and 2012, respectively).  Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold in 2014 relates to the sale of Premier and, in 2012, primarily relates to the sale of Keen Energy Services and our small Caribbean-based telecommunications provider. During 2012, cash used for investing activities reflects the proceeds received from the redemption of the FMG Note.  Loans to and investments in associated companies includes Golden Queen ($105.0 million, including $34.1 million contributed from the noncontrolling interest), Garcadia ($48.3 million), Linkem ($18.4 million) and Jefferies associated companies ($2,786.4 million) for 2014;  Garcadia ($38.4 million), Linkem ($107.4 million) and Jefferies associated companies ($2,241.2 million) for 2013; and Linkem ($23.7 million) in 2012.  Capital distributions and loan repayment from associated companies includes Jefferies associated companies ($2,750.6 million) and Garcadia ($3.8 million) in 2014; Jefferies associated companies ($2,360.7 million) and Garcadia ($14.2 million) in 2013; and Berkadia ($35.0 million) and Garcadia ($12.0 million) in 2012.

Net cash of $917.8 million was provided by financing activities in 2014 and $270.5 million and $651.7 million was used for financing activities in 2013 and 2012, respectively.  During 2014, issuance of debt primarily reflects increases in Jefferies debt ($681.2 million), borrowings by National Beef under its bank credit facility ($135.1 million), borrowings by the other financial services businesses ($125.5 million) and borrowings by the other merchant banking businesses ($60.8 million). Issuance of long-term debt during 2013 primarily reflects $750.0 million principal amount of our 5.50% Senior Notes due 2023, $250.0 million principal amount of our 6.625% Senior Notes due 2043, borrowings by National Beef under its bank credit facility ($106.8 million) and increases in Jefferies debt ($1,034.7 million).

Reduction of debt for 2014 includes $32.8 million related to National Beef’s debt, $280.0 million related to Jefferies debt and $117.8 million of debt related to other financial services businesses’ debt.  Reduction of debt for 2013 includes $94.5 million and $307.4 million, respectively, on the maturity of our 7.75% Senior Notes and 7% Senior Notes, $120.6 million related to National Beef’s debt, $980.0 million related to Jefferies debt and the decrease in repurchase agreements (exclusive of Jefferies) of $391.7 million.  Reduction of debt for 2012 includes redemptions of debt of the parent company ($516.2 million principal amount), a decrease in repurchase agreements and repayments under National Beef’s term loans and bank credit facility.  Distributions to noncontrolling interests in 2013 principally represent the redemption of third-party investors in JHYH.  Contributions from noncontrolling interests include $34.1 million related to Golden Queen in 2014 and $37.5 million related to Leucadia asset management in 2013.  Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans and, in 2014, the buyback of our common shares in the open market ($15.2 million).

As shown below, at December 31, 2014, our contractual cash obligations totaled $13,150.6 million.

		Expected Maturity Date (in millions)
Contractual Cash Obligations	Total	2015	2016	2017 and 2018	2019 and 2020	After 2020

Indebtedness	$8,150.3	$1,032.2	$408.0	$1,384.8	$1,327.1	$3,998.2
Estimated interest expense on debt	3,774.5	431.3	370.4	683.6	501.8	1,787.4
Cattle commitments	121.6	121.6	–	–	–	–
Operating leases, net of sublease income	772.9	62.9	67.4	129.3	112.3	401.0
Other	331.3	78.0	59.9	96.6	55.7	41.1

Total Contractual Cash Obligations	$13,150.6	$1,726.0	$905.7	$2,294.3	$1,996.9	$6,227.7

Amounts related to our U.S. pension obligations ($112.1 million) are not included in the above table as the timing of payments is uncertain; however, we do not expect to make any contributions to these plans in 2015.  For further information, see Note 21 in our consolidated financial statements.  In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $185.9 million at December 31, 2014; for more information, see Note 22 in our consolidated financial statements.

Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC, our former telecommunications subsidiary.  When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale.  At December 31, 2014, we had recorded a liability of $107.9 million in our Consolidated Statement of Financial Condition for WilTel’s unfunded defined benefit pension plan obligation.  This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts.  Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.

Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management.  These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets.  The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market.  Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2015 by $0.5 million and the benefit obligation by $11.7 million, of which $10.2 million relates to the WilTel plan.

The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($126.2 million at December 31, 2014).  These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates.  They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year.  The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2015 is $7.8 million.

The assumed long-term rates of return on plan assets are based on the investment objectives of the plans, which are more fully discussed in Note 21 in our consolidated financial statements.

Off-Balance Sheet Arrangements

As shown below, at December 31, 2014, our commitments and guarantees, substantially all of which related to Jefferies, totaled $70,645.5 million.

		Expected Maturity Date (in millions)
Commitments and Guarantees	Total	2015	2016	2017 and 2018	2019 and 2020	After 2020

Equity commitments	$226.4	$–	$9.3	$0.8	$–	$216.3
Loan commitments	794.9	50.7	440.2	283.1	20.7	0.2
Mortgage-related and other
purchase commitments	2,341.9	1,058.5	1,165.8	117.6	–	–
Forward starting reverse repos and repos	5,127.2	5,127.2	–	–	–	–
Other unfunded commitments	29.3	6.3	–	–	–	23.0
Derivative contracts (1):
Non credit related	61,566.8	59,875.6	229.6	252.1	721.8	487.7
Credit related	485.0	–	–	–	485.0	–
Standby letters of credit	74.0	73.7	–	–	–	0.3

Total Commitments and Guarantees	$70,645.5	$66,192.0	$1,844.9	$653.6	$1,227.5	$727.5

(1)
Certain of Jefferies derivative contracts meet the definition of a guarantee and are therefore included in the above table.  For additional information on commitments, see Note 26 in our consolidated financial statements.

We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.  This commitment is not included in the table above as the timing of payments, if any, is uncertain.

In the normal course of business Jefferies engages in other off-balance sheet arrangements, including derivative contracts.  Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition.  Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Trading assets – Derivative contracts or Trading Liabilities – Derivative contracts as applicable.  Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement.  For additional information about our accounting policies and our derivative activities see Notes 2, 5 and 6 in our consolidated financial statements.

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

At December 31, 2014, Jefferies did not have any commitments to purchase assets from its securitization vehicles.  Jefferies held $540.0 million of mortgage-backed securities issued by VIEs for which it was initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Trading assets on our Consolidated Statement of Financial Condition at December 31, 2014.  For additional information regarding VIEs, see Notes 8 and 10 in our consolidated financial statements.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Actual results could significantly differ from those estimates.  We believe that the following discussion addresses our most critical accounting policies, which are those that are important to the presentation of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 5 in our consolidated financial statements.

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

We recorded impairment charges of $3.2 million in 2014, $83.3 million in 2013 and $4.2 million in 2012.  $63.3 million of the 2013 charge related to National Beef’s processing facility in Brawley, California which declined in profitability due to a reduced supply of fed cattle and fixed cost inefficiencies inherent in a single shift plant.

During 2013, Walmart discontinued using National Beef as a supplier of consumer-ready beef products.  National Beef has three consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and another substantially so dedicated.  National Beef continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by the Walmart business in the near future, if at all.  During 2014, the three consumer-ready facilities operated at reduced levels, and continue to do so.  Failure to fully replace the operating cash flow could lead to additional impairment charges.

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

Goodwill –We allocate the acquisition cost of consolidated businesses to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant.  Any excess acquisition cost over the fair values of the net assets acquired is recorded as goodwill, which is not amortized to expense.  Substantially all of our goodwill was recognized in connection with the Jefferies acquisition.

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired at the reporting unit level.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.  The fair values are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.

An independent valuation specialist was engaged to assist with the valuation process relating to Jefferies for its annual goodwill impairment test as of August 1.  The results of this test did not indicate any impairment.  During the fourth quarter of 2014, Jefferies decided to pursue alternative strategies for its Futures business, including possible divesture, given the recent operating performance and margin challenges of the business.  In addition, during the fourth quarter of 2014, Jefferies decided to liquidate its International Asset Management business.  In connection with these two events, Jefferies recognized goodwill impairment losses of $54.0 million.  As U.S. GAAP requires that our assessment be performed at our reporting unit level, and the estimated fair value of Jefferies exceeded its carrying value, we are not recognizing any impairment losses related to Jefferies.  The $54.0 million impairment loss recorded by Jefferies is a difference between its stand-alone financial statements and the Jefferies results included in our consolidated financial statements.

An independent valuation specialist was also engaged to assist with the valuation process relating to National Beef.  As the estimated fair value of National Beef was less than its carrying value, further analysis was performed, which indicated that the implied fair value of the goodwill exceeded the carrying amount of the goodwill.  Accordingly, National Beef’s goodwill was not impaired.

Intangible Assets – Intangible assets deemed to have finite lives are generally amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.  Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets, impairment charges would have to be recorded.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value will be determined using valuation techniques consistent with what a market participant would use.  All of our indefinite-lived intangible assets were recognized in connection with the Jefferies acquisition, and our annual impairment testing date is as of August 1.

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 26 in our consolidated financial statements.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  The discussion of risk is presented separately for Jefferies and the balance of our company.  Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk.  As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of Harbinger, representing approximately 23% of Harbinger’s outstanding common shares, which are accounted for under the fair value option and included within Trading Assets at fair value of $659.9 million at December 31, 2014. Assuming a decline of 10% in market prices, the value of our investment in Harbinger could decrease by approximately $66 million.

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

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies overall trading positions using the past 365 days of historical data.  The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories.  Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.  Since we consolidate Jefferies on a one month lag, all amounts reported are for Jefferies annual fiscal periods.

(In millions) Risk Categories	VaR at November 30, 2014	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Year Ended November 30, 2014			VaR at November 30, 2013	Daily VaR for the Year Ended November 30, 2013
		Average	High	Low		Average	High		Low
Interest Rates	$5.56	$5.77	$8.69	$3.16	$7.33	$5.38	$9.46		$3.68
Equity Prices	10.53	11.08	14.68	7.85	12.22	6.57	12.37		3.85
Currency Rates	0.87	1.33	6.59	0.15	0.56	0.83	2.07		0.11
Commodity Prices	0.19	0.70	2.14	0.07	0.74	0.94	1.70		0.37
Diversification Effect (2)	(3.87)	(4.53)	–	–	(4.60)	(3.29)	N/	A	N/	A
Firmwide	$13.28	$14.35	$19.68	$10.31	$16.25	$10.43	$16.25		$6.00

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

Average daily VaR increased to $14.35 million for the year ended November 30, 2014 from $10.43 million for the year ended November 30, 2013. The increase was primarily driven by higher equity price risk as a result of an increase in various equity block positions compared to the prior year along with Jefferies’ investments in KCG and Harbinger. The increase was partially offset by an increase in the diversification benefit across asset classes. Market risk from interest rate volatility, currency rates and commodity prices risk did not change significantly from the comparable 2013 period.  Excluding the investments in KCG and Harbinger for the years ended November 30, 2014 and 2013, average VaR was $8.55 million and $6.59 million, respectively.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the year ended November 30, 2014, results of the evaluation at the aggregate level demonstrated three days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of or the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2014 (in thousands):

10% Sensitivity

Private investments	$39,019
Corporate debt securities in default	12,971
Trade claims	2,330

There were 44 days with trading losses out of a total of 251 days in the year ended November 30, 2014, including 17 in the three months ended November 30, 2014. Excluding trading losses associated with the daily marking to market of the position in KCG in the year ended November 30, 2014, there were 26 days with trading losses, of which 16 occurred in the fourth quarter of 2014.

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

•
Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments outstanding.  In addition, credit exposures on forward settling traded loans are included within Jefferies loans and lending exposures for consistency with the balance sheet categorization of these items.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables below are for amounts included in our Consolidated Statement of Financial Condition at December 31, 2014 and 2013 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
AAA Range	$—	$—	$1.9	$0.2	$—	$—	$1.9	$0.2	$2,921.4	$2,680.6	$2,923.3	$2,680.8
AA Range	2.7	—	134.6	104.8	7.1	14.7	144.4	119.5	412.9	144.1	557.3	263.6
A Range	7.6	—	586.9	374.4	218.1	56.7	812.6	431.1	731.3	734.7	1,543.9	1,165.8
BBB Range	132.3	71.0	73.6	39.9	34.8	16.2	240.7	127.1	2.8	1.7	243.5	128.8
BB or Lower	189.9	120.3	127.9	115.4	45.2	9.5	363.0	245.2	—	—	363.0	245.2
Unrated	139.6	86.6	—	—	—	18.6	139.6	105.2	11.5	—	151.1	105.2

Total	$472.1	$277.9	$924.9	$634.7	$305.2	$115.7	$1,702.2	$1,028.3	$4,079.9	$3,561.1	$5,782.1	$4,589.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Asia/Latin America/ Other	$48.8	$—	$55.7	$30.9	$24.6	$11.6	$129.1	$42.5	$221.0	$183.3	$350.1	$225.8
Europe	8.5	—	218.2	180.3	76.1	47.6	302.8	227.9	617.5	269.3	920.3	497.2
North America	414.8	277.9	651.0	423.5	204.5	56.5	1,270.3	757.9	3,241.4	3,108.5	4,511.7	3,866.4

Total	$472.1	$277.9	$924.9	$634.7	$305.2	$115.7	$1,702.2	$1,028.3	$4,079.9	$3,561.1	$5,782.1	$4,589.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Asset Managers	$—	$—	$91.8	$7.1	$—	$0.5	$91.8	$7.6	$2,921.4	$2,680.7	$3,013.2	$2,688.3
Banks, Broker-dealers	10.7	—	482.2	354.9	251.4	73.8	744.3	428.7	1,158.5	880.4	1,902.8	1,309.1
Commodities	—	—	59.9	35.6	24.8	9.4	84.7	45.0	—	—	84.7	45.0
Other	461.4	277.9	291.0	237.1	29.0	32.0	781.4	547.0	—	—	781.4	547.0

Total	$472.1	$277.9	$924.9	$634.7	$305.2	$115.7	$1,702.2	$1,028.3	$4,079.9	$3,561.1	$5,782.1	$4,589.4

For additional information regarding credit exposure to OTC derivative contracts, see Note 6 in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statement of Financial Condition at December 31, 2014 and 2013 (in millions):

	December 31, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
Great Britain	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3

	December 31, 2013
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Great Britain	$418.8	$(181.5)	$(27.2)	$—	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	—	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	—	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	—	1.8	0.1	—	239.9	239.9
Canada	140.6	(59.0)	18.8	—	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	—	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	—	—	—	—	—	—	130.1	130.1
Luxembourg	75.0	(15.1)	—	—	0.1	—	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	—	0.3	—	104.3	15.0	119.3
Austria	130.2	(32.8)	—	—	5.0	—	0.1	102.4	102.5
Total	$3,370.0	$(1,909.0)	$(7.6)	$—	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

The table below reflects not only Jefferies exposure to the sovereign debt and economic derivative positions in Greece, Ireland, Italy, Portugal, and Spain but also includes its exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at December 31, 2014.  This table is presented in a manner consistent with how Jefferies management views and monitors these exposures as part of its risk management framework.  Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries.  While the economic derivative positions are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of its positions.  Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security.  Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist.  Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

(In millions)	Fair Value			Notional Amount
	Long Debt Securities (1) (2)	Short Debt Securities (2) (3)	Net Cash Inventory	Long Derivatives	Short Derivatives	Net Derivatives	Total Net Exposure
Greece:
Sovereigns	$1.0	$0.3	$0.7	$—	$—	$—	$0.7
Corporations (4)	7.9	1.3	6.6	—	0.2	(0.2)	6.4
Financial Institutions	3.3	—	3.3	—	—	—	3.3
Structured Products	1.4	—	1.4	—	—	—	1.4
Total Greece	13.6	1.6	12.0	—	0.2	(0.2)	11.8
Ireland:
Sovereigns	2.4	0.4	2.0	—	—	—	2.0
Corporations	1.7	1.1	0.6	—	—	—	0.6
Financial Institutions	17.1	12.5	4.6	—	—	—	4.6
Structured Products	2.0	—	2.0	—	—	—	2.0
Total Ireland	23.2	14.0	9.2	—	—	—	9.2
Italy:
Sovereigns (5)	1,283.9	858.0	425.9	51.8	479.5	(427.7)	(1.8)
Corporations	61.3	10.6	50.7	—	—	—	50.7
Financial Institutions	60.2	11.5	48.7	—	—	—	48.7
Structured Products	62.5	—	62.5	—	—	—	62.5
Total Italy	1,467.9	880.1	587.8	51.8	479.5	(427.7)	160.1
Portugal:
Sovereigns	72.0	45.3	26.7	—	—	—	26.7
Corporations	—	1.7	(1.7)	—	—	—	(1.7)
Financial Institutions	2.2	—	2.2	—	—	—	2.2
Structured Products	28.3	—	28.3	—	—	—	28.3
Total Portugal	102.5	47.0	55.5	—	—	—	55.5
Spain:
Sovereigns	270.0	154.9	115.1	—	—	—	115.1
Corporations	18.9	13.0	5.9	—	—	—	5.9
Financial Institutions	111.9	3.1	108.8	—	—	—	108.8
Structured Products	186.4	—	186.4	—	—	—	186.4
Total Spain	587.2	171.0	416.2	—	—	—	416.2
Total	$2,194.4	$1,113.7	$1,080.7	$51.8	$479.7	$(427.9)	$652.8
Total Sovereign	$1,629.3	$1,058.9	$570.4	$51.8	$479.5	$(427.7)	$142.7
Total Non-sovereign	$565.1	$54.8	$510.3	$—	$0.2	$(0.2)	$510.1

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

(4)	These derivative contract positions are comprised of listed equity options.
(5)	These derivative positions are comprised of bond futures executed on exchanges outside Italy.

For the fourth quarter of 2014, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year		Total Average Balance
Financial instruments owned - Debt securities
Greece	$—	$4.1		$4.1
Ireland	1.3	6.5		7.8
Italy	675.6	1,841.9		2,517.5
Portugal	6.7	106.2		112.9
Spain	125.9	304.6		430.5
Total average fair value of long debt securities (1)	809.5	2,263.3		3,072.8
Financial instruments sold - Debt securities
Greece	—	2.8		2.8
Ireland	0.5	3.8		4.3
Italy	537.0	1,113.1		1,650.1
Portugal	3.0	80.5		83.5
Spain	3.1	301.7		304.8
Total average fair value of short debt securities	543.6	1,501.9		2,045.5
Total average net fair value of debt securities	265.9	761.4		1,027.3
Derivative contracts - long notional exposure Italy	—	103.6	(2)	103.6
Total average notional amount – long	—	103.6		103.6
Derivative contracts - short notional exposure Italy	—	297.9	(2)	297.9
Total average notional amount – short	—	297.9		297.9
Total average net derivative notional exposure	—	(194.3)		(194.3)
Total average net exposure to select European countries	$265.9	$567.1		$833.0

(1)	Classification of securities by country and by issuer type is presented based on the view of Jefferies Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.

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

	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$–	$–	$–
Ireland	5.2	81.0	(75.8)
Italy	1,081.3	1,533.2	(451.9)
Portugal	35.5	57.3	(21.8)
Spain	159.1	513.4	(354.3)
Total	$1,281.1	$2,184.9	$(903.8)
(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Collateral management of the risk due to exposure from these sovereign obligations is subject to Jefferies overall collateral and cash management risk framework.

Exclusive of Jefferies and our investment in Harbinger, our financial instrument portfolio is primarily classified as available for sale, and consequently, is recorded at fair value with unrealized gains and losses reflected in equity.  Included in our available for sale portfolio are fixed income securities, which comprised approximately 94% of the total available for sale portfolio at December 31, 2014.  These fixed income securities are primarily rated “investment grade” or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises.  The estimated weighted average remaining life of these fixed income securities was approximately 2.5 years at December 31, 2014.  Our fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  At December 31, 2013 fixed income securities comprised approximately 91% of the total portfolio and had an estimated weighted average remaining life of approximately 1.6 years.

Also included in the available for sale portfolio are equity securities, which are recorded at an aggregate fair value of $89.4 million (aggregate cost of $52.2 million) and which comprised approximately 6% of our total available for sale portfolio at December 31, 2014.  We evaluate our portfolio for impairment on a quarterly basis.

The following table provides information about our financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates.

For additional information see Note 9 to our consolidated financial statements.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government	$593,773	$-	$-	$-	$-	$-	$593,773	$593,773
Weighted-Average Interest Rate	.04%

Residential mortgage-backed: Rated Investment Grade	$114,218	$76,084	$57,356	$44,968	$36,496	$210,574	$539,696	$539,696
Weighted-Average Interest Rate	2.57%	2.58%	2.57%	2.56%	2.54%	2.47%
Rated Less Than Investment Grade/Not Rated	$37,349	$10,738	$5,537	$3,264	$2,341	$7,758	$66,987	$66,987
Weighted-Average Interest Rate	3.87%	4.31%	4.18%	4.39%	4.69%	4.75%

Commercial mortgage-backed:
Rated Investment Grade	$-	$-	$6,918	$51	$54	$378	$7,401	$7,401
Weighted-Average Interest Rate			5.05%	5.57%	5.57%	5.57%
Rated Less Than Investment Grade/Not Rated	$-	$8,855	$23,037	$2,785	$1,022	$301	$36,000	$36,000
Weighted-Average Interest Rate		5.69%	4.91%	4.28%	5.66%	4.00%

Other asset-backed:
Rated Investment Grade	$119,286	$75,051	$39,126	$4,693	$-	$-	$238,156	$238,156
Weighted-Average Interest Rate	4.36%	3.70%	3.00%	3.79%
Rated Less Than Investment Grade/Not Rated	$7,000	$-	$-	$-	$-	$-	$7,000	$7,000
Weighted-Average Interest Rate	4.00%

All other corporates:
Rated Investment Grade	$-	$2,849	$-	$-	$-	$-	$2,849	$2,849
Weighted-Average Interest Rate		7.25%
Rated Less Than Investment Grade/Not Rated	$13,297	$6,330	$2,450	$4,962	$515	$-	$27,554	$27,554
Weighted-Average Interest Rate	3.54%	3.89%	7.25%	5.75%	6.75%

We are also subject to interest rate risk on our long-term fixed interest rate debt.  Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.  The following table represents principal cash flows by expected maturity dates for our consolidated long-term debt obligations.  For the variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date.  Our market risk with respect to foreign currency exposure on our long-term debt is also shown below.  For additional information, see Note 17 to our consolidated financial statements.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$964,940	$364,251	$345,327	$800,340	$700,354	$3,607,094	$6,782,306	$7,422,219
Weighted-Average Interest Rate	5.91%	5.67%	3.88%	5.13%	8.50%	3.51%

Variable Interest Rate Borrowings	$67,289	$43,711	$201,930	$382,144	$2,082	$43,722	$740,878	$741,119
Weighted-Average Interest Rate	2.68%	3.54%	2.31%	4.93%	3.96%	4.02%

Borrowings with Foreign
Currency Exposure	$-	$-	$-	$-	$-	$627,152	$627,152	$643,362
Weighted-Average Interest Rate						2.37%

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

Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.           Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2014.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based on our assessment and those criteria, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.          Other Information.

Not applicable.

PART III

Item 10.            Directors, Executive Officers of the Registrant and Corporate Governance.

Information with respect to this item will be contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

Item 11.            Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.            Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.           Principal Accountant Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV
Item 15.                          Exhibits and Financial Statement Schedules.
(a)(1)                  Financial Statements.
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Statements of Financial Condition at December 31, 2014 and 2013	F-2
Consolidated Statements of Operations for the years ended December 31, 2014,
2013 and 2012	F-3
Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2014,
2013 and 2012	F-6
Consolidated Statements of Changes in Equity for the years ended
December 31, 2014, 2013 and 2012	F-8
Notes to Consolidated Financial Statements	F-9

(2)	Financial Statement Schedules.
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

2.1	Agreement and Plan of Merger, dated as of November 11, 2012, by and among Leucadia National Corporation, Limestone Merger Sub, LLC, Jefferies Group, Inc., JSP Holdings, Inc. and Jasper Merger Sub, Inc. (filed as Exhibit 2.1 of the Current Report on Form 8-K filed by Jefferies Group, Inc. on November 13, 2012).*
2.2	Agreement and Plan of Merger, dated as of November 11, 2012, by and among Jefferies Group, Inc., JSP Holdings, Inc. and Jasper Merger Sub, Inc. (filed as Exhibit 2.2 of the Current Report on Form 8-K filed by Jefferies Group, Inc. on November 13, 2012).*
2.3	Purchase Agreement, dated as of February 28, 2014, by and among HomeFed Corporation, Leucadia National Corporation, Baldwin Enterprises, Inc., LUK-REN, Inc., LUK-Myrtle Beach, LLC, Leucadia Financial Corporation, Leucadia LLC, Maine Isles, LLC, Glen Cove TND, LLC and Rockport Properties, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 28, 2014).*
2.4	Preferred Securities Purchase Agreement, dated as of March 18, 2014, by and among Harbinger Capital Partners Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Leucadia National Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated March 18, 2014).*
3.1	Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company’s Current Report on Form 8-K dated July 14, 1993).*
3.2	Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”)).*
3.3	Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).*
3.4	Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*
3.5	Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”)).*
3.6	Certificate of Amendment of the Certificate of Incorporation dated as of May 23, 2007 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-143770)).*
3.7	Certificate of Amendment to the Certificate of Incorporation dated as of February 26, 2013 (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K on March 1, 2013 (the “March 1, 2013 Form 8-K”).*
3.8	Certificate of Amendment to the Certificate of Incorporation dated as of February 26, 2013 (filed as Exhibit 3.8 to the March 1, 2013 Form 8-K).*
3.9	Amended and Restated By-laws of Leucadia National Corporation (filed as Exhibit 3.9 to the March 1, 2013 Form 8-K).*
4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

10.31	1999 Stock Option Plan as Amended and Restated (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-169377)).* +

10.32	Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (the “February 24, 2012 8-K”)).* +

10.33	Leucadia National Corporation 2003 Incentive Compensation Plan (filed as Appendix II to the Company’s Proxy Statement dated June 27, 2013 (the “2013 Proxy Statement”)).* +

10.34	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2013).* +

10.35	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2013).* +

10.36	Leucadia National Corporation 1999 Directors’ Stock Compensation Plan (filed as Appendix II to the 2013 Proxy Statement).* +

10.37	Leucadia National Corporation 2011 Senior Executive Warrant Plan (filed as Annex A to the Company’s Proxy Statement dated April 13, 2011).* +

10.38	Form of Common Share Purchase Warrant (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “2nd Quarter 2011 10-Q”)).* +

10.39	Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).* +

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

10.56	First Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, dated as of December 30, 2011 (filed as Exhibit 10.1 to the December 30, 2011 8-K).*

10.57	Cattle Purchase and Sale Agreement by and between National Beef Packing Company, LLC and U.S. Premium Beef, LLC, dated as of December 30, 2011 (filed as Exhibit 10.6 to the December 30, 2011 8-K).*

10.58	Summary of executive compensation (filed in the Company’s Current Report on Form 8-K dated February 4, 2015).* +

10.59	Summary of executive compensation for Richard B. Handler, Brian P. Friedman and Michael J. Sharp (filed in the Company’s Current Report on Form 8-K dated February 28, 2014).* +

10.60
General Termination and Release dated as of December 31, 2011 by and among Berkadia Commercial Mortgage LLC, BH Finance LLC, Baldwin Enterprises, Inc., Berkadia Commercial Mortgage Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the February 24, 2012 8-K).*

10.61	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

10.62
Deed of Release, Termination and Settlement dated as of September 19, 2012 between Fortescue Metals Group Ltd and Chichester Metals Pty Ltd and John Andrew Henry Forrest and Leucadia National Corporation and Baldwin Enterprises, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2012).*

10.63
Voting Agreement, dated as of November 11, 2012, by and among the Company, BEI Jeffvest, LLC and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Jefferies Group, Inc. on November 13, 2012).*

10.64	Memo of Terms (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 11, 2012).*+

10.65
Membership Interest Purchase Agreement by and among GAR, LLC, Premier Entertainment Biloxi LLC, Leucadia National Corporation and Twin River Management Group, Inc., dated as of December 14, 2013 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 16, 2013).*

10.66
Letter Agreement, dated as of February 15, 2013, among Jefferies Group, Inc., JSP Holdings, Inc., Leucadia National Corporation, Massachusetts Mutual Life Insurance Company and C.M. Life Insurance Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 26, 2013).*

10.67
Acknowledgement to Registration Rights Agreement, dated as of March 18, 2014, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated March 18, 2014).*

10.68
Letter Agreement, dated as of March 18, 2014, by and between Harbinger Group Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated March 18, 2014).*

10.69
Exchange Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.5 to Schedule 13D filed March 28, 2014).*

10.70
Joinder Agreement to Registration Rights Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.8 to Schedule 13D filed on March 28, 2014).*

10.71
Stockholders Agreement, dated as of March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 3, 2014).*

10.72	Employment Agreement between Leucadia National Corporation and Teresa S. Gendron dated July 2, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2014). *+

21	Subsidiaries of the registrant.
23.1	Consent of PricewaterhouseCoopers LLP, with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-191533).
23.2	Consent of PricewaterhouseCoopers LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group, Inc. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-191533).
23.3	Consent of independent auditors from Deloitte & Touche LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group, Inc. and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-191533).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

(c)	Financial statement schedules.
(1)	Jefferies Group, Inc. financial statements for the three months ended February 28, 2013, and Jefferies Group, Inc. financial statements for the year ended November 30, 2012.
____________________________
+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION

Date: February 27, 2015	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.
Date		Signature	Title

February 27, 2015	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

February 27, 2015	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

February 27, 2015	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

February 27, 2015	By:	/s/ Teresa S. Gendron	Vice President and Chief Financial Officer
		Teresa S. Gendron	(Principal Financial Officer)

February 27, 2015	By:	/s/ Barbara L. Lowenthal	Vice President and Comptroller
		Barbara L. Lowenthal	(Principal Accounting Officer)

February 27, 2015	By:	/s/ Linda L. Adamany	Director
Linda L. Adamany

February 27, 2015	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

February 27, 2015	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

February 27, 2015	By:	/s/ W. Patrick Campbell	Director
W. Patrick Campbell

February 27, 2015	By:	/s/ Robert E. Joyal	Director
Robert E. Joyal

February 27, 2015	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

February 27, 2015	By:	/s/ Michael T. O’Kane	Director
Michael T. O’Kane

February 27, 2015	By:	/s/ Stuart H. Reese	Director
Stuart H. Reese

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Leucadia National Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 27, 2015

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2014 and 2013
(Dollars in thousands, except par value)

	2014	2013
ASSETS
Cash and cash equivalents	$4,276,775	$3,907,595
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,444,674	3,616,602
Financial instruments owned, including securities pledged of $14,794,488 and $13,253,537:
Trading assets, at fair value	19,612,490	16,699,542
Available for sale securities	1,608,769	2,866,143
Total financial instruments owned	21,221,259	19,565,685
Investments in managed funds	281,470	57,285
Loans to and investments in associated companies	1,712,568	1,258,341
Securities borrowed	6,853,103	5,359,846
Securities purchased under agreements to resell	3,926,858	3,746,920
Securities received as collateral	5,418	11,063
Receivables	3,934,825	3,816,680
Property, equipment and leasehold improvements, net	726,376	885,859
Intangible assets, net and goodwill	2,720,763	2,768,628
Deferred tax asset, net	1,712,535	1,809,943
Other assets	1,807,284	1,062,334
Total	$52,623,908	$47,866,781

LIABILITIES
Short-term borrowings	$12,000	$12,000
Trading liabilities, at fair value	8,904,592	7,293,102
Securities loaned	2,598,487	2,506,122
Securities sold under agreements to repurchase	10,672,157	10,779,845
Other secured financings	705,126	234,711
Obligation to return securities received as collateral	5,418	11,063
Payables, expense accruals and other liabilities	10,516,491	8,309,945
Long-term debt	8,527,929	8,180,865
Total liabilities	41,942,200	37,327,653

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	186,686	241,075
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
367,498,615 and 364,541,333 shares issued and outstanding, after deducting
48,447,573 and 46,695,470 shares held in treasury	367,499	364,541
Additional paid-in capital	5,059,508	4,881,031
Accumulated other comprehensive income	447,082	538,050
Retained earnings	4,428,069	4,318,840
Total Leucadia National Corporation shareholders’ equity	10,302,158	10,102,462
Noncontrolling interests	67,864	70,591
Total equity	10,370,022	10,173,053

Total	$52,623,908	$47,866,781

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share amounts)

	2014	2013	2012

Revenues:
Beef processing services	$7,824,246	$7,486,332	$7,479,251
Commissions	668,801	472,596	–
Principal transactions	662,213	574,895	331,359
Investment banking	1,526,637	997,955	–
Interest income	1,052,151	737,780	20,492
Net realized securities gains	30,394	243,957	590,581
Other	570,465	485,492	982,901
Total revenues	12,334,907	10,999,007	9,404,584
Interest expense	848,422	573,261	–
Net revenues	11,486,485	10,425,746	9,404,584

Expenses:
Cost of sales	8,024,286	7,567,707	7,479,746
Compensation and benefits	1,841,674	1,352,654	166,138
Floor brokerage and clearing fees	215,329	150,774	–
Interest	117,174	84,964	92,581
Depreciation and amortization	185,993	167,425	116,388
Provision for doubtful accounts	59,695	1,490	1,903
Selling, general and other expenses	799,639	674,188	194,448
	11,243,790	9,999,202	8,051,204
Income from continuing operations before income
taxes and income related to associated companies	242,695	426,544	1,353,380
Income related to associated companies	138,527	119,041	88,649
Income from continuing operations before income taxes	381,222	545,585	1,442,029
Income tax provision	165,971	136,481	539,464
Income from continuing operations	215,251	409,104	902,565
Loss from discontinued operations, net of income tax
(benefit) of $(9,634), $(32,303) and $(20,971)	(17,893)	(60,026)	(33,797)
Gain (loss) on disposal of discontinued operations, net of income tax
provision (benefit) of $899, $(3,009) and $(2,222)	1,667	13,115	(4,127)
Net income	199,025	362,193	864,641
Net loss attributable to the noncontrolling interests	727	1,162	2,060
Net (income) loss attributable to the redeemable noncontrolling
interests	8,616	9,282	(12,235)
Preferred stock dividends	(4,062)	(3,397)	–
Net income attributable to Leucadia National
Corporation common shareholders	$204,306	$369,240	$854,466

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share amounts)

	2014	2013	2012

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.58	$1.20	$3.64
Loss from discontinued operations	(.05)	(.17)	(.13)
Gain (loss) on disposal of discontinued operations	.01	.04	(.02)
Net income	$.54	$1.07	$3.49

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.58	$1.20	$3.59
Loss from discontinued operations	(.05)	(.17)	(.13)
Gain (loss) on disposal of discontinued operations	.01	.03	(.02)
Net income	$.54	$1.06	$3.44

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$220,584	$415,093	$890,941
Loss from discontinued operations, net of taxes	(17,945)	(58,968)	(32,348)
Gain (loss) on disposal of discontinued operations, net of taxes	1,667	13,115	(4,127)
Net income	$204,306	$369,240	$854,466

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net income	$199,025	$362,193	$864,641
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$(4,923), $(543) and $53,903	(8,866)	(979)	97,086
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$1,631, $118,292 and $162,014	(2,939)	(213,058)	(291,807)
Net change in unrealized holding gains (losses) on investments, net of
income tax provision (benefit) of $(6,554), $(118,835) and $(108,111)	(11,805)	(214,037)	(194,721)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(6,837), $865
and $(1,626)	(43,307)	22,900	(2,929)
Less: reclassification adjustment for foreign exchange (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $149, $0 and $0	(267)	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $(6,986), $865 and $(1,626)	(43,574)	22,900	(2,929)

Net unrealized gains (losses) on derivatives arising during the
period, net of income tax provision (benefit) of $0, $(9) and $(86)	–	(15)	(154)
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit)
of $(95), $0 and $0	169	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $95, $(9) and $(86)	169	(15)	(154)

Net pension and postretirement gains (losses) arising during the period, net of income tax provision (benefit) of $(17,698), $11,685
and $(6,998)	(38,959)	19,274	(12,606)
Less: reclassification adjustment for pension and postretirement (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $(1,676), $(2,665) and $(1,731)	3,201	4,799	3,118
Net change in pension liability and postretirement benefits,
net of income tax provision (benefit) of $(16,022), $14,350 and $(5,267)	(35,758)	24,073	(9,488)

Other comprehensive loss, net of income taxes	(90,968)	(167,079)	(207,292)

Comprehensive income	108,057	195,114	657,349
Comprehensive loss attributable to the noncontrolling interests	727	1,162	2,060
Comprehensive (income) loss attributable to the redeemable
noncontrolling interests	8,616	9,282	(12,235)
Preferred stock dividends	(4,062)	(3,397)	–

Comprehensive income attributable to Leucadia National
Corporation common shareholders	$113,338	$202,161	$647,174

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net cash flows from operating activities:
Net income	$199,025	$362,193	$864,641
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	126,885	70,047	484,974
Depreciation and amortization of property, equipment and leasehold improvements	124,977	111,175	96,507
Other amortization	14,767	27,789	73,606
Share-based compensation	109,838	87,309	14,459
Provision for doubtful accounts	69,907	13,945	10,707
Net securities gains	(30,394)	(243,957)	(590,581)
Income related to associated companies	(228,769)	(211,221)	(88,649)
Distributions from associated companies	176,491	137,098	65,461
Net (gains) losses related to real estate, property and equipment, and other assets	(27,784)	94,074	(528,188)
Income related to Fortescue’s Pilbara project, net of proceeds received	–	–	107,881
(Gain) loss on disposal of discontinued operations	(12,566)	(10,106)	6,349
Change in estimated litigation reserve	101,710	–	20,000
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited
with clearing and depository organizations	166,108	113,754	–
Trading assets	(3,223,327)	(383,682)	120,857
Investments in managed funds	(80,247)	2,674	–
Securities borrowed	(1,497,438)	(41,678)	–
Securities purchased under agreements to resell	(200,568)	(156,197)	–
Receivables from brokers, dealers and clearing organizations	11,872	336,263	–
Receivables from customers of securities operations	(349,767)	225	–
Other receivables	(161,415)	(93,690)	(23,358)
Other assets	(107,028)	23,488	(19,078)
Trading liabilities	1,832,930	(2,511,777)	–
Securities loaned	95,607	600,539	–
Securities sold under agreements to repurchase	(84,303)	2,794,412	–
Payables to brokers, dealers and clearing organizations	968,615	(507,722)	–
Payables to customers of securities operations	1,089,423	(249,305)	–
Trade payables, expense accruals and other liabilities	(3,546)	345,345	30,348
Other	(68,163)	(8,655)	(497)
Net cash provided by (used for) operating activities	(987,160)	702,340	645,439

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(598,659)	(137,130)	(71,325)
Acquisitions of and capital expenditures for real estate investments	(2,178)	(28,999)	(7,689)
Proceeds from disposals of real estate, property and equipment, and other assets	52,011	24,400	10,728
Net change in restricted cash	5,000	86	4,816
Proceeds from disposal of discontinued operations, net of expenses and cash
of operations sold	223,217	20,997	130,753
Proceeds from redemption of FMG Note	–	–	715,000
Cash acquired upon acquisition of Jefferies Group LLC	–	3,017,958	–
Acquisitions, net of cash acquired	(61,493)	–	(25,232)
Cash paid and cash of real estate operations sold to HomeFed Corporation	(19,730)	–	–
Advances on notes and other receivables	(8,500)	(1,934)	(4,818)
Collections on notes, loans and other receivables	22,002	18,852	31,021
Loans to and investments in associated companies	(2,959,689)	(2,388,540)	(35,964)
Capital distributions and loan repayment from associated companies	2,756,320	2,381,145	51,196
Deconsolidation of asset management entities	(207,965)	–	–
Purchases of investments (other than short-term)	(1,821,635)	(3,789,166)	(2,689,715)
Proceeds from maturities of investments	1,191,349	2,368,734	397,886
Proceeds from sales of investments	1,878,427	1,838,029	1,475,327
Other	606	(810)	1,397
Net cash provided by (used for) investing activities	449,083	3,323,622	(16,619)
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,002,636	$2,038,226	$1,022
Change in short-term borrowings	–	(88,000)	–
Reduction of debt	(434,278)	(1,894,301)	(572,924)
Net proceeds from other secured financings	470,415	114,711	–
Issuance of common shares	2,190	5,557	–
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	–	(21,042)	–
Net distributions to redeemable noncontrolling interests	(2,765)	(8,073)	(12,722)
Distributions to noncontrolling interests	(7,797)	(355,086)	(3,909)
Contributions from noncontrolling interests	54,259	65,870	1,083
Purchase of common shares for treasury	(75,728)	(40,024)	–
Dividends paid	(93,071)	(91,335)	(61,146)
Other	1,921	2,990	(3,112)
Net cash provided by (used for) financing activities	917,782	(270,507)	(651,708)

Effect of foreign exchange rate changes on cash	(10,525)	6,180	358

Net increase (decrease) in cash and cash equivalents	369,180	3,761,635	(22,530)
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	3,907,595	145,960	168,490
Cash and cash equivalents at December 31, including cash classified as assets of
discontinued operations	$4,276,775	$3,907,595	$145,960

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,038,201	$722,695	$103,999
Income tax payments, net	$9,880	$75,925	$37,355

Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$–	$3,385,699	$–
Issuance of mandatorily redeemable convertible preferred shares for
acquisition of Jefferies Group LLC	$–	$125,000	$–

Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd.,
which was spun off	$–	$175,958	$–
Issuance of common shares for debt conversion	$97,546	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interests	Total

Balance, January 1, 2012	$244,583	$1,570,684	$912,421	$3,446,708	$6,174,396	$3,865	$6,178,261
Net income				854,466	854,466	(2,060)	852,406
Other comprehensive loss, net of taxes			(207,292)		(207,292)		(207,292)
Contributions from noncontrolling interests					–	1,083	1,083
Distributions to noncontrolling interests					–	(3,909)	(3,909)
Change in interest in consolidated subsidiary		(1,388)			(1,388)	1,388	–
Share-based compensation expense		14,459			14,459		14,459
Change in fair value of redeemable
noncontrolling interests		(6,227)			(6,227)		(6,227)
Dividends ($.25 per common share)				(61,146)	(61,146)		(61,146)

Balance, December 31, 2012	244,583	1,577,528	705,129	4,240,028	6,767,268	367	6,767,635
Net income				369,240	369,240	(1,162)	368,078
Other comprehensive loss, net of taxes			(167,079)		(167,079)		(167,079)
Acquisition of Jefferies Group LLC	119,363	3,266,336			3,385,699	356,180	3,741,879
Distribution of common shares of Crimson
Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests					–	65,870	65,870
Distributions to noncontrolling interests					–	(355,086)	(355,086)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	–
Share-based compensation expense		87,309			87,309		87,309
Change in fair value of redeemable
noncontrolling interests		(16,781)			(16,781)		(16,781)
Exercise of options to purchase common
shares, including excess tax benefit	184	4,361			4,545		4,545
Purchase of common shares for treasury	(1,423)	(38,601)			(40,024)		(40,024)
Dividends ($.25 per common share)				(93,428)	(93,428)		(93,428)
Other	1,834	5,301			7,135		7,135

Balance, December 31, 2013	364,541	4,881,031	538,050	4,318,840	10,102,462	70,591	10,173,053
Net income				204,306	204,306	(727)	203,579
Other comprehensive loss, net of taxes			(90,968)		(90,968)		(90,968)
Contributions from noncontrolling interests					–	72,221	72,221
Distributions to noncontrolling interests					–	(8,977)	(8,977)
Deconsolidation of asset management entities					–	(77,475)	(77,475)
Change in interest in consolidated subsidiary		(3,654)			(3,654)	3,654	–
Share-based compensation expense		109,838			109,838		109,838
Change in fair value of redeemable
noncontrolling interests		45,401			45,401		45,401
Issuance of common shares for debt
conversion	4,606	92,940			97,546		97,546
Exercise of options to purchase common
shares, including excess tax benefit	36	777			813		813
Purchase of common shares for treasury	(2,990)	(72,738)			(75,728)		(75,728)
Dividends ($.25 per common share)				(95,077)	(95,077)		(95,077)
Other	1,306	5,913			7,219	8,577	15,796

Balance, December 31, 2014	$367,499	$5,059,508	$447,082	$4,428,069	$10,302,158	$67,864	$10,370,022

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Nature of Operations

Leucadia National Corporation (“Leucadia” or the “Company”) is a diversified holding company engaged through its consolidated subsidiaries in a variety of businesses, including investment banking and capital markets (Jefferies Group), asset management (Leucadia Asset Management), beef processing (National Beef Packing Company), manufacturing (Conwed Plastics and Idaho Timber) and oil and gas exploration and production (Juneau Energy and Vitesse Energy).  We also own equity interests in businesses which are not consolidated, including, HomeFed Corporation (real estate), Berkadia Commercial Mortgage LLC (commercial mortgage banking and servicing), Harbinger Group Inc. (diversified holding company), Linkem S.p.A. (wireless broadband services provider in Italy), Garcadia (automobile dealerships) and Golden Queen Mining Company, LLC (development of a gold and silver mining project).  We continuously review and consider new and add-on acquisitions and investments in businesses, securities and assets.  Changes in the scale and mix of our businesses and investments should be expected.

On March 1, 2013, Jefferies Group LLC (“Jefferies”) became our largest wholly-owned subsidiary.  Jefferies is a global full-service, integrated securities and investment banking firm.  Jefferies shareholders received 0.81 of a share of our common shares for each share of Jefferies common stock they held (the "Exchange Ratio").  Prior to the closing, we owned 58,006,024 common shares of Jefferies, representing approximately 28% of the outstanding common shares of Jefferies.  Richard Handler, Chairman and Chief Executive Officer of Jefferies, was appointed the Chief Executive Officer and a Director of Leucadia, and Brian P. Friedman, the Chairman of the Executive Committee of Jefferies, was appointed President and a Director of Leucadia.

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

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of December 2014 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Annual Report on Form 10-K, and we have concluded that no additional disclosures or adjustments are warranted.

We own approximately 65% of HomeFed, which owns and develops real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board.  During 2014, we sold substantially all of our standalone real estate operations to HomeFed; see Notes 11 and 29 for more information.

Berkadia, our 50-50 joint venture with Berkshire Hathaway, originates and brokers commercial real estate loans under various programs and services commercial real estate loans in the U.S.

We own 78.9% of National Beef Packing Company. National Beef processes, packages and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets.  National Beef operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products. National Beef operates the largest wet blue tanning facility in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties.

Conwed Plastics manufactures and markets lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes.  Conwed Plastics has four domestic manufacturing facilities, and it owns and operates a manufacturing and sales facility in Belgium.

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

We own approximately 23% of Harbinger, a diversified holding company that operates in four business segments: consumer products, insurance, energy and asset management.  Harbinger is a public company traded on the NYSE.

We own approximately 42% of the common shares of Linkem and a convertible note which, if converted, would increase our ownership to approximately 55% of Linkem’s common shares.  Linkem provides residential broadband services using Wimax and LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives.

Garcadia is a joint venture that owned and operated 26 automobile dealerships in the U.S. as of December 31, 2014.

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

Investment Banking Activities

Commissions.  All customer securities transactions are reported in the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade date basis.  We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties.  The amounts allocated for those purposes are commonly referred to as soft dollar arrangements.  These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Operations.  The commissions and related expenses on client transactions executed by Jefferies LLC, a futures commission merchant, are recorded on a half-turn basis.

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

Interest Revenue and Expense.  Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies operations.  Contractual interest on Trading assets and Trading liabilities is recognized on an accrual basis as a component of Interest income and Interest expense.  Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Operations rather than as a component of interest income or expense.  Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations.  Interest revenue related to Securities borrowed and Securities purchased under agreements to resell activities and interest expense related to Securities loaned and Securities sold under agreements to repurchase activities are recognized on an accrual basis.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies LLC, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.  In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption.  Jefferies LLC, as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.

Financial Instruments and Fair Value

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

Price Testing Process.  Jefferies business units are responsible for determining the fair value of Jefferies financial instruments using approved valuation models and methodologies.  In order to ensure that the business unit valuations represent a fair value exit price, the IPV Group tests and validates the fair value of the financial instruments inventory.  In the testing process, the IPV Group obtains prices and valuation inputs from sources independent of Jefferies, consistently adheres to established procedures set forth in the valuation policies for sourcing prices and valuation inputs and utilizing valuation methodologies.  Sources used to validate fair value prices and inputs include, but are not limited to, exchange data, recently executed transactions, pricing data obtained from third party vendors, pricing and valuation services, broker quotes and observed comparable transactions.

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

Loans to and Investments in Associated Companies

Loans to and investments in associated companies include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such investments.  Loans to and investments in associated companies are accounted for using the equity method.  See Notes 11 and 29 for additional information regarding certain of these investments.

Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as Income (loss) related to associated companies, or as part of Other revenues if such investees are considered to be an extension of our business.  Income (loss) for investees for which the fair value option was elected is reported as Principal transactions revenues.

Receivables and Provision for Doubtful Accounts

At December 31, 2014 and 2013, Receivables include receivables from brokers, dealers and clearing organizations of $2,187.5 million and $2,181.0 million, respectively, and receivables from customers of securities operations of $1,250.5 million and $1,046.9 million, respectively.
During the fourth quarter of 2014, Jefferies recognized a bad debt provision, which primarily relates to a receivable of $52.3 million from a client to which Jefferies provided futures clearing and execution services, which declared bankruptcy.

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

During the fourth quarter of 2013, after exhausting all opportunities to improve the operating performance of the Brawley beef processing facility, which had been adversely affected by the declining supply of fed cattle available to the plant and fixed cost inefficiencies inherent in a single shift plant, National Beef concluded that this facility would continue to generate losses for the foreseeable future.  This resulted in a decision in December 2013 to close the facility in the second quarter of 2014.  National Beef plans to hold the plant in “mothballed” status indefinitely.  National Beef evaluated the recoverability of the long-lived assets at Brawley, which had an aggregate carrying amount of $93.2 million at December 31, 2013, and based on its estimate of future undiscounted cash flows concluded that the carrying value was not recoverable and the facility was impaired.  In performing this evaluation, National Beef determined that the Brawley facility was the asset group that represented the lowest level of cash flows that were largely independent of the cash flows of other assets and liabilities.

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

As a result, National Beef concluded that the fair value of the long-lived assets at the Brawley facility was $29.9 million at December 31, 2013, and recorded an impairment loss of $63.3 million, which is reflected in Selling, general and other expenses in the Consolidated Statement of Operations for the year ended December 31, 2013.  As with any estimate of fair value, future market, regulatory and general economic conditions as well as the obsolescence, future deterioration of, or inability to locate a purchaser should National Beef decide to sell the facility could have a significant effect on their future value.

In addition to the long-lived asset impairment charge, National Beef incurred additional costs relating to the closing of the facility during 2014 of $6.9 million.  These costs include employee separation and retention, systems decommissioning and various other expenses.  Of these amounts, $4.6 million related to employee separation, which is included in Compensation and benefits, and the various other costs are included in Selling, general and other expenses in the Consolidated Statement of Operations.

Excluding the National Beef impairment, we recorded impairment charges in Selling, general and other expenses of $20.0 million in 2013 and $4.2 million in 2012; all related to various real estate development projects.  Prior to the impairment charges in 2013, these projects had a book value of $32.3 million; after recognizing the impairment charges the carrying value of the real estate projects was reduced to their estimated fair value of $12.3 million.  Estimates of fair value were principally determined using discounted cash flow analyses and/or current and expected market conditions for the specific geographic area.  For the year ended December 31, 2013, impairment charges related to real estate include an out of period adjustment of $15.4 million to record charges related to prior periods.  There were no significant impairment charges in 2014.

Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  In recent years general economic conditions reduced the demand for products or services sold by our operating subsidiaries and/or resulted in reduced pricing for products or services.  A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets, property and equipment and other long-lived assets (for example, Jefferies, National Beef, manufacturing, oil and gas exploration and production and certain associated company investments), impairment charges would have to be recorded.

Intangible Assets, Net and Goodwill

Intangible Assets.  Intangible assets deemed to have finite lives are generally amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.  Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets, impairment charges would have to be recorded.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value will be determined using valuation techniques consistent with what a market participant would use.  All of our indefinite-lived intangible assets were recognized in connection with the Jefferies acquisition, and our annual impairment testing date is as of August 1.

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

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.  The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies is as of August 1.

See Note 13 for further information with respect to our impairment charges related to intangible assets during 2014.

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

Payables, expense accruals and other liabilities

At December 31, 2014 and 2013, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,280.1 million and $1,379.2 million, respectively, and payables to customers of securities operations of $6,242.0 million and $5,208.8 million, respectively.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated to U.S. dollars using the currency exchange rates at the end of the relevant period.  Revenues and expenses are translated at average exchange rates during the period.  The effects of exchange rate changes on the translation of the balance sheets, net of hedging gains or losses and taxes, if any, are included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) and classified as Accumulated other comprehensive income in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity.  Gains or losses resulting from Jefferies foreign currency transactions are included in Principal transactions in the Consolidated Statements of Operations; gains or losses from foreign currency transactions unrelated to Jefferies were not significant.

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

Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities.  Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets.  The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale.  We may retain interests in the securitized financial assets as one or more tranches of the securitization.  These retained interests are included within Trading assets in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions in the Consolidated Statements of Operations.

When we transfer assets that do not meet the criteria of a sale, the transfer is accounted for as a secured borrowing and we continue to recognize the assets of a secured borrowing, and recognize the associated financing in Other secured financings.

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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 26.

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

Consolidation.  In February 2015, the FASB issued new guidance that amends current consolidation guidance including changes to both the variable and voting interest models used to evaluate whether an entity should be consolidated.  This guidance will be effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted.  We are evaluating the impact this new guidance will have on our consolidated financial statements.

Note 4.  Acquisitions

Jefferies became a wholly-owned subsidiary on March 1, 2013.  Each share of Jefferies common stock was converted at the Exchange Ratio into our common shares, an aggregate of approximately 119,363,000 common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  In addition, each restricted share of Jefferies common stock and each RSU of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or RSUs of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based RSUs, performance being measured at existing targets.  We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) are now convertible into our common shares.  As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $45.06 per common share.

The Jefferies acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price ($4,770.6 million) equaled the sum of the fair value of our common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by us ($1.3 billion) and the redemption value of the new series of preferred shares issued at closing, which represents its fair value.  The fair values of the Jefferies common stock owned by us and the common shares and employee stock based awards issued were determined by using market prices at closing.  Including our investment in Jefferies High Yield Holdings, LLC (“JHYH”), which was contributed to Jefferies capital after the acquisition, our aggregate investment in Jefferies is $5.5 billion at December 31, 2014.

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

Presented below for the years ended December 31, 2013 and 2012, are unaudited pro forma operating results assuming the acquisition of Jefferies had occurred on January 1, 2012 (in thousands, except per share amounts):

	2013	2012

Net revenues	$11,083,248	$12,252,511
Net income attributable to Leucadia National Corporation
common shareholders	$267,160	$900,044
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$.70	$2.37
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$.70	$2.33

Pro forma adjustments for Jefferies principally reflect an increase to amortization expenses related to the fair value of amortizable intangible assets, a reduction to interest expense for the amortization of the premium recorded to reflect long-term debt at fair value and to reflect the costs related to the acquisition as if they had occurred in the period beginning January 1, 2012.  In addition, the pro forma adjustments reflect the elimination from Net revenues amounts recognized from the application of the fair value option to our investment in Jefferies for periods prior to March 1, 2013, as more fully described in Note 5.  For the year ended December 31, 2013, pro forma adjustments include the removal of the deferred tax liability reversal related to our investment in Jefferies for periods prior to March 1, 2013 ($34.0 million).  For the year ended December 31, 2012, pro forma adjustments include the write-off of the deferred tax asset related to our investment in Jefferies that was reflected in our Consolidated Statement of Financial Condition as of December 31, 2011 ($64.8 million), and the write-off of a portion of our net deferred tax asset for state income taxes resulting from a change in our expected state filing positions ($12.3 million).  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisitions had actually occurred as of January 1, 2012.

Note 5.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,130,892	$226,441	$20,964	$–	$3,378,297
Corporate debt securities	–	3,342,276	55,918	–	3,398,194
Collateralized debt obligations	–	306,218	91,498	–	397,716
U.S. government and federal agency securities	2,694,268	81,273	–	–	2,775,541
Municipal securities	–	590,849	–	–	590,849
Sovereign obligations	1,968,747	790,764	–	–	2,759,511
Residential mortgage-backed securities	–	2,879,954	82,557	–	2,962,511
Commercial mortgage-backed securities	–	966,651	26,655	–	993,306
Other asset-backed securities	–	137,387	2,294	–	139,681
Loans and other receivables	–	1,458,760	97,258	–	1,556,018
Derivatives	65,145	5,046,278	54,190	(4,759,345)	406,268
Investments at fair value	–	73,152	119,212	–	192,364
Physical commodities	–	62,234	–	–	62,234
Total trading assets	$7,859,052	$15,962,237	$550,546	$(4,759,345)	$19,612,490

Available for sale securities:
Corporate equity securities	$89,353	$–	$–	$–	$89,353
Corporate debt securities	–	30,403	–	–	30,403
U.S. government securities	593,773	–	–	–	593,773
Residential mortgage-backed securities	–	606,683	–	–	606,683
Commercial mortgage-backed securities	–	43,401	–	–	43,401
Other asset-backed securities	–	245,156	–	–	245,156
Total available for sale securities	$683,126	$925,643	$–	$–	$1,608,769
Cash and cash equivalents	$4,276,775	$–	$–	$–	$4,276,775
Investments in managed funds	$–	$226,488	$54,982	$–	$281,470
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,444,674	$–	$–	$–	$3,444,674
Securities received as collateral	$5,418	$–	$–	$–	$5,418

Liabilities:
Trading liabilities:
Corporate equity securities	$1,934,469	$74,681	$38	$–	$2,009,188
Corporate debt securities	–	1,611,994	223	–	1,612,217
Collateralized debt obligations	–	4,557	–	–	4,557
U.S. government and federal agency securities	2,253,055	–	–	–	2,253,055
Sovereign obligations	1,217,075	574,010	–	–	1,791,085
Loans	–	856,525	14,450	–	870,975
Derivatives	52,778	5,117,803	49,552	(4,856,618)	363,515
Total trading liabilities	$5,457,377	$8,239,570	$64,263	$(4,856,618)	$8,904,592
Other secured financings	$–	$–	$30,825	$–	$30,825
Obligation to return securities received as collateral	$5,418	$–	$–	$–	$5,418

	December 31, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$1,957,963	$175,493	$9,884	$–	$2,143,340
Corporate debt securities	–	2,961,857	25,666	–	2,987,523
Collateralized debt obligations	–	182,095	37,216	–	219,311
U.S. government and federal agency securities	2,293,221	40,389	–	–	2,333,610
Municipal securities	–	664,054	–	–	664,054
Sovereign obligations	1,458,803	889,685	–	–	2,348,488
Residential mortgage-backed securities	–	2,932,268	105,492	–	3,037,760
Commercial mortgage-backed securities	–	1,130,410	17,568	–	1,147,978
Other asset-backed securities	–	55,475	12,611	–	68,086
Loans and other receivables	–	1,203,238	145,890	–	1,349,128
Derivatives	40,952	2,472,238	1,493	(2,253,589)	261,094
Investments at fair value	–	40	101,242	–	101,282
Physical commodities	–	37,888	–	–	37,888
Total trading assets	$5,750,939	$12,745,130	$457,062	$(2,253,589)	$16,699,542

Available for sale securities:
Corporate equity securities	$252,531	$–	$–	$–	$252,531
Corporate debt securities	–	51,163	–	–	51,163
U.S. government securities	1,781,266	–	–	–	1,781,266
Residential mortgage-backed securities	–	579,162	–	–	579,162
Commercial mortgage-backed securities	–	17,985	–	–	17,985
Other asset-backed securities	–	184,036	–	–	184,036
Total available for sale securities	$2,033,797	$832,346	$–	$–	$2,866,143
Cash and cash equivalents	$3,907,595	$–	$–	$–	$3,907,595
Investments in managed funds	$–	$–	$57,285	$–	$57,285
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,616,602	$–	$–	$–	$3,616,602
Securities received as collateral	$11,063	$–	$–	$–	$11,063

Liabilities:
Trading liabilities:
Corporate equity securities	$1,804,392	$40,358	$38	$–	$1,844,788
Corporate debt securities	–	1,346,078	–	–	1,346,078
U.S. government and federal agency securities	1,324,326	–	–	–	1,324,326
Sovereign obligations	1,360,269	471,088	–	–	1,831,357
Residential mortgage-backed securities	–	34,691	–	–	34,691
Loans	–	672,838	22,462	–	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	–	36,483	–	–	36,483
Total trading liabilities	$4,532,816	$5,081,999	$30,898	$(2,352,611)	$7,293,102
Other secured financings	$–	$31,000	$8,711	$–	$39,711
Obligation to return securities received as collateral	$11,063	$–	$–	$–	$11,063
(1)	During 2014, equity options presented within Trading assets and Trading liabilities of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value. During 2013, listed equity options with a fair value of $403.0 million within Trading assets and $423.0 million within Trading liabilities were transferred from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $453.7 million and $304.2 million at December 31, 2014 and 2013, respectively, and, at December 31, 2014, Commodities Futures Trading Commission (“CFTC”) approved money market funds with a fair value of $545.0 million.

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

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.  Valuation that is based on recently executed market transitions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including but not limited to collateral type, tranche type, rating, origination year, prepayment rates, default rates, and severities.

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

•
Agency Residential Interest-Only and Inverse Interest-Only Securities ("Agency Inverse IOs"):  The fair value of Agency Inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral.  We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions.  Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age.  Agency Inverse IOs are categorized within Level 2 or Level 3 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities:  Government National Mortgage Association (“GNMA”) project loans are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation for various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing ("DUS") mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value.  GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

•
Participation Certificates in Agency Residential Loans: Valuations of participation certificates in agency residential loans are based on observed market prices of recently executed purchases and sales of similar loans. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions and availability of data provider pricing.

•
Project Loans and Participation Certificates in GNMA Project and Construction Loans:  Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations of assets with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans incorporating an evaluation for various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

•
Consumer Loans and Funding Facilities: Consumer and small business whole loans and related funding facilities are valued based on observed market transactions incorporating additional valuation inputs including, but not limited to, delinquency and default rates, prepayment rates, borrower characteristics, loan risk grades and loan age. These assets are categorized within Level 2 or Level 3 of the fair value hierarchy.

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

OTC options include OTC equity, foreign exchange and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.  Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves.  Credit default swaps include both index and single-name credit default swaps.  External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps.  For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts.  Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

	December 31, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (2)	$146,134	$–	Monthly/Quarterly
High Yield Hedge Funds (3)	204	–	–
Fund of Funds (4)	323	94	–
Equity Funds (5)	65,216	26,023	–
Convertible Bond Funds (6)	3,355	–	At Will
Multi-strategy Fund (7)	105,954	–	–
Total (8)	$321,186	$26,117

	December 31, 2013
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)

Equity Long/Short Hedge Funds (2)	$20,927	$–	Monthly/Quarterly
High Yield Hedge Funds (3)	244	–	–
Fund of Funds (4)	494	94	–
Equity Funds (5)	66,495	40,816	–
Convertible Bond Funds (6)	3,473	–	At Will
Total (8)	$91,633	$40,910

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds' capital statements.
(2)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors.  At December 31, 2014 and 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 to 90 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $117.2 million at December 31, 2014.

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

(4)
Includes investments in fund of funds that invest in various private equity funds.  At December 31, 2014 and 2013, approximately 95% and 98%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At December 31, 2014 and 2013, investments representing approximately 99% and 99%, respectively,  of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.  The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(6)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with five days prior written notice.
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

(8)
Investments at fair value in the Consolidated Statements of Financial Condition at December 31, 2014 and 2013, include $152.6 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.  In addition, at December 31, 2014 and 2013, Other secured financings includes $7.8 million and $8.7 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	December 31, 2014		December 31, 2013
	Trading Assets	Trading Liabilities	Trading Assets	Trading Liabilities

Exchange closing prices	16%	20%	12%	25%
Recently observed transaction prices	4%	2%	5%	4%
External pricing services	67%	69%	68%	66%
Broker quotes	4%	3%	3%	3%
Valuation techniques	9%	6%	12%	2%
	100%	100%	100%	100%
 The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2014 (in thousands):

Year Ended December 31, 2014
	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, December 31, 2014	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2014 (1)

Assets:
Trading assets:
Corporate equity securities	$9,884	$957	$18,138	$(12,826)	$–	$–	$4,811	$20,964	$2,324
Corporate debt securities	25,666	2,546	62,933	(51,094)	–	–	15,867	55,918	16,000
Collateralized debt obligations	37,216	(2,303)	179,720	(170,991)	(1,297)	–	49,153	91,498	8,159
U.S. government and federal
agency securities	–	13	2,505	(2,518)	–	–	–	–	–
Residential mortgage-backed
securities	105,492	(9,870)	42,632	(61,689)	(1,847)	–	7,839	82,557	(4,679)
Commercial mortgage-backed
securities	17,568	(4,237)	49,159	(51,360)	(782)	–	16,307	26,655	(2,384)
Other asset-backed securities	12,611	1,784	4,987	(18,002)	–	–	914	2,294	1,484
Loans and other receivables	145,890	(31,311)	130,169	(92,140)	(60,390)	–	5,040	97,258	(26,864)
Investments at fair value	101,242	20,383	34,993	(26,353)	(1,243)	–	(9,810)	119,212	4,726
Investments in managed funds	57,285	(13,541)	14,876	(315)	–	–	(3,323)	54,982	(13,541)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$–	$38	$–
Corporate debt securities	–	(149)	(565)	960	–	–	(23)	223	(8)
Net derivatives (2)	6,905	15,055	(24,682)	1,094	322	–	(3,332)	(4,638)	(15,615)
Loans	22,462	–	(18,332)	11,338	–	–	(1,018)	14,450	–
Other secured financings	8,711	–	–	–	(17,525)	39,639	–	30,825	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

During the year ended December 31, 2014, transfers of assets of $145.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $30.3 million and commercial mortgage-backed securities of $16.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.5 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Collateralized debt obligations of $49.6 million which have little to no transparency related to trade activity;
•	Corporate debt securities of $23.4 million, corporate equity securities of $9.7 million and investments at fair value of $5.8 million due to a lack of observable market transactions.

During the year ended December 31, 2014, transfers of assets of $58.2 million from Level 3 to Level 2 are attributed to:
•	Non-agency residential mortgage-backed securities of $22.4 million for which market trades were observed in the period for either identical or similar securities;
•	Loans and other receivables of $3.5 million and investments at fair value of $15.6 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;
•	Corporate equity securities of $4.9 million, corporate debt securities of $7.5 million and investments in managed funds of $3.5 million due to an increase in observable market transactions.

During the year ended December 31, 2014, there were transfers of loan liabilities of $1.0 million from Level 3 to Level 2 and transfers of net derivative liabilities of $3.3 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in the valuing of derivative contracts, respectively.
Net losses on Level 3 assets were $35.5 million and net losses on Level 3 liabilities were $6.0 million for the year ended December 31, 2014.  Net losses on Level 3 assets were primarily due to a decrease in valuation of certain loans and other receivables, residential and commercial mortgage-backed securities and investments in managed funds, partially offset by increased valuations of certain investments at fair value and corporate debt securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the period from the Jefferies acquisition through December 31, 2013 (in thousands):

Period from the Jefferies Acquisition through December 31, 2013 (3)
	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Ending Balance	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2013 (1)

Assets:
Trading assets:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$–	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	–	(589)	25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	–	2,226	37,216	(8,384)
Residential mortgage-backed
securities	169,426	(4,897)	89,792	(150,807)	(11,007)	12,985	105,492	(6,932)
Commercial mortgage-backed
securities	17,794	(4,469)	20,130	(13,538)	(100)	(2,249)	17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	–	15,274	12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	(825)	145,890	13,402
Investments at fair value	75,067	1,678	28,594	(102)	(5,012)	1,017	101,242	1,705
Investments in managed funds	59,976	9,863	15,651	(17)	(28,188)	–	57,285	9,863

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$38	$–
Residential mortgage-backed
securities	1,542	(1,542)	–	–	–	–	–	–
Net derivatives (2)	11,185	4,408	–	(300)	(8,515)	127	6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	–	22,462	(2,970)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
(3)	In addition to the above changes in the fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy, during the period from the Jefferies acquisition through December 31, 2013, secured financings of $8.7 million were issued.

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

December 31, 2014

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	–

Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	–

Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%

Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%

Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	–

Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	–
			Constant default rate	3%	–
			Loss severity	70%	–
			Yield	7%	–

Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA (a) multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%

Derivatives	$54,190
Foreign exchange options		Option model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	–
Loan commitments		Comparable pricing	Comparable loan price	$100	–

Investments at fair value
Private equity securities	$32,323	Market approach	Transaction Level	$50	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitments		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45 bps	–
		Market approach	Yield	5%	–

Loans	$14,450	Comparable pricing	Comparable loan price	$100	–

Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7

December 31, 2013

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%	–

Corporate debt securities	$17,699	Scenario analysis	Estimated recovery percentage	24%	–
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%	–

Collateralized debt obligations	$34,316	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%

Residential mortgage-backed securities	$105,492	Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568	Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611	Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931	Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9	–
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives
Loan commitments	$1,493	Comparable pricing	Comparable bond or loan price	$100.875	–

Investments at fair value
Private equity securities	$30,203	Comparable pricing	Comparable share price	$414	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives
Equity options	$8,398	Option model	Volatility	36.25% to 41%	39%

Loans	$8,106	Comparable pricing	Comparable bond or loan price	$101.88	–

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At December 31, 2014 and 2013, asset exclusions consisted of $180.0 million and $127.7 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, investments in reinsurance contracts and certain corporate loans. At December 31, 2014, liability exclusions consisted of $0.3 million comprised of corporate equity and debt securities.  At December 31, 2013, liability exclusions consisted of $14.4 million of corporate loan commitments.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading assets - Derivatives and Trading liabilities – Derivatives.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis.  We have also elected the fair value option for certain financial instruments held by Jefferies subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the year ended December 31, 2014 and the period from the Jefferies acquisition through December 31, 2013 (in thousands):

		For the period from the
	For the year ended	Jefferies acquisition through
	December 31, 2014	December 31, 2013
Financial Instruments Owned:
Loans and other receivables	$(24,785)	$15,327

Financial Instruments Sold:
Loans	$(585)	$(32)
Loan commitments	$(15,459)	$(1,007)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	December 31, 2014	December 31, 2013

Loans and other receivables (1)	$403,119	$264,896
Loans and other receivables greater than 90 days past due (1)	$5,594	$–
Loans and other receivables on nonaccrual status (1) (2)	$(22,360)	$–

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.
(2)	Amount includes all loans and other receivables greater than 90 or more days past due.

The aggregate fair value of loans and other receivables that were 90 or more days past due was $0 million and $0 million at December 31, 2014 and 2013, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 or more days past due, was $274.6 million at December 31, 2014.  There were no loan receivables on nonaccrual status at December 31, 2013.

Prior to the completion of the Jefferies acquisition, we elected the fair value option for our investment in Jefferies, commencing on the date Jefferies became subject to the equity method of accounting.  The increase in the fair value of our investment in Jefferies prior to the acquisition was $182.7 million during 2013 and $301.3 million during 2012.  We also elected the fair value option for our investment in Mueller Industries, Inc., which was sold in September 2012.  The increase in the fair value of our investment in Mueller was $30.0 million during 2012.  The increases in the fair value of our investments in Jefferies and Mueller are reflected as Principal transactions in the Consolidated Statements of Operations.

We have elected the fair value option for Jefferies investment in KCG Holdings, Inc.  The change in the fair value of this investment was $(14.7) million and $19.5 million for 2014 and 2013, respectively.

As of December 31, 2014, we owned approximately 46.6 million common shares of Harbinger, representing approximately 23% of Harbinger’s outstanding common shares, which are accounted for under the fair value option and included in our Consolidated Statement of Financial Condition at fair value of $659.9 million.  The shares were acquired at an aggregate cost of $475.6 million.  The increase in the fair value during 2014 of our investment in Harbinger aggregated $119.2 million of which $99.3 million is included in other merchant banking businesses and $19.9 million is included in Jefferies results of operations for the period it owned certain of these shares.  We currently have two directors on Harbinger’s board.  We have agreed not to increase our interest in Harbinger above 27.5% through March 17, 2016.  The shares have the benefit of a registration rights agreement, and may be otherwise sold consistent with the securities laws; however, we have agreed not to sell the shares to a party if after such sale the party would own in excess of 4.9% of Harbinger common stock.

We believe accounting for these investments at fair value better reflected the economics of these investments, and quoted market prices for these investments provides an objectively determined fair value at each balance sheet date.  Our investment in HomeFed is the only other investment accounted for under the equity method of accounting that is also a publicly traded company for which we did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons we did not elect the fair value option for HomeFed.
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

Derivative Financial Instruments

Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets – Derivatives and Trading liabilities – Derivatives, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities.  (See Notes 5 and 26 for additional disclosures about derivative financial instruments.)

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities.  Jefferies manages the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of its firm wide risk management policies.  In connection with Jefferies derivative activities, Jefferies may enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements and similar agreements with counterparties.  These agreements provide Jefferies with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.  See Note 12 for additional information with respect to financial statement offsetting.

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at December 31, 2014 and 2013.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	December 31, 2014
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$2,299,807	71,505	$2,292,691	89,861
Foreign exchange contracts	1,514,881	12,861	1,519,349	12,752
Equity contracts	1,050,990	2,271,507	1,058,015	2,051,469
Commodity contracts	276,726	1,031,568	303,206	1,020,418
Credit contracts: centrally cleared swaps	17,831	27	23,264	22
Credit contracts: other credit derivatives	5,378	18	23,608	27
Total	5,165,613		5,220,133
Counterparty/cash-collateral netting	(4,759,345)		(4,856,618)
Total per Consolidated Statement of Financial Condition	$406,268		$363,515

	December 31, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,165,977	63,967	$1,131,166	77,338
Foreign exchange contracts	653,772	118,707	693,658	112,417
Equity contracts	501,784	1,742,343	474,985	1,800,603
Commodity contracts	141,280	797,529	173,119	788,717
Credit contracts: centrally cleared swaps	49,531	49	51,632	46
Credit contracts: other credit derivatives	2,339	16	8,130	19
Total	2,514,683		2,532,690
Counterparty/cash-collateral netting	(2,253,589)		(2,352,611)
Total per Consolidated Statement of Financial Condition	$261,094		$180,079

The following table presents unrealized and realized gains (losses) on derivative contracts for the year ended December 31, 2014 and the period from the Jefferies acquisition through December 31, 2013; amounts for the 2012 period were not significant (in thousands):

		For the period from the
	For the year ended	Jefferies acquisition through
	December 31, 2014	December 31, 2013

Interest rate contracts	$(149,587)	$132,397
Foreign exchange contracts	39,872	5,514
Equity contracts	(327,978)	(21,216)
Commodity contracts	58,746	45,546
Credit contracts	(23,934)	(18,098)
Total	$(402,881)	$144,143

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at December 31, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$62,275	$6,604	$23,387	$(6,249)	$86,017
Credit default swaps	–	2,936	–	–	2,936
Equity swaps and options	2,291	–	20,128	–	22,419
Total return swaps	12,668	1	–	(44)	12,625
Foreign currency forwards, swaps and options	277,134	34,344	81	(28,294)	283,265
Interest rate swaps, options and forwards	74,804	111,810	158,530	(61,665)	283,479
Total	$429,172	$155,695	$202,126	$(96,252)	690,741
Cross product counterparty netting					(19,237)
Total OTC derivative assets included in
Trading assets					$671,504

(1)	At December 31, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $44.5 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At December 31, 2014 cash collateral received was $309.7 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Commodity swaps, options and forwards	$120,863	$3,105	$5,722	$(6,249)	$123,441
Credit default swaps	–	1,220	6,709	–	7,929
Equity swaps and options	5,438	38,076	10,414	–	53,928
Total return swaps	10,179	277	–	(44)	10,412
Foreign currency forwards, swaps and options	275,902	40,126	–	(28,294)	287,734
Interest rate swaps, options and forwards	58,328	77,487	210,161	(61,665)	284,311
Total	$470,710	$160,291	$233,006	$(96,252)	767,755
Cross product counterparty netting					(19,237)
Total OTC derivative liabilities included in
Trading liabilities					$748,518

(1)	At December 31, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $21.9 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At December 31, 2014, cash collateral pledged was $406.9 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)          Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At December 31, 2014, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$397,655
BBB- to BBB+	59,010
BB+ or lower	127,332
Unrated	87,507
Total	$671,504

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2014 and 2013 is $269.0 million and $170.2 million, respectively, for which Jefferies has posted collateral of $234.6 million and $127.7 million, respectively,  in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014 and 2013, Jefferies would have been required to post an additional $55.1 million and $49.4 million, respectively, of collateral to its counterparties.

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

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At December 31, 2014 and 2013, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $25.8 billion and $21.9 billion, respectively.  A substantial portion of these securities have been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition.  At December 31, 2014 and 2013, $5.4 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 8.  Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities.  In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE.  A significant portion of the securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies.  These SPEs generally meet the criteria of variable interest entities; however, the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs.  Beginning in the third quarter of 2014, another of our subsidiaries utilized an SPE to securitize automobile loans receivable.  This SPE is a variable interest entity and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statement of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit. See Note 10 for further information on variable interest entities.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the year ended December 31, 2014 and the period from the Jefferies acquisition through December 31, 2013; there was no activity during 2012 (in millions):

		For the period from the
	For the year ended	Jefferies acquisition through
	December 31, 2014	December 31, 2013

Transferred assets	$6,112.6	$4,592.5
Proceeds on new securitizations	6,221.1	4,609.0
Cash flows received on retained interests	46.3	35.6

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at December 31, 2014 and 2013.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	December 31, 2014		December 31, 2013
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$19,196.9	$226.9	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,848.5	204.7	5,385.6	96.8
Collateralized loan obligations	4,511.8	108.4	728.5	9.0

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

Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets.  To the extent Jefferies purchased securities through these market-making activities and Jefferies is not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities section presented in Note 10.

Note 9.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at December 31, 2014 and 2013 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2014
Bonds and notes:
U.S. government securities	$593,803	$33	$63	$593,773
Residential mortgage-backed securities	597,402	10,959	1,678	606,683
Commercial mortgage-backed securities	42,991	484	74	43,401
Other asset-backed securities	245,533	619	996	245,156
All other corporates	30,519	60	176	30,403
Total fixed maturities	1,510,248	12,155	2,987	1,519,416

Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,853	18,740	–	50,593
Industrial, miscellaneous and all other	20,355	18,405	–	38,760
Total equity securities	52,208	37,145	–	89,353

	$1,562,456	$49,300	$2,987	$1,608,769

2013
Bonds and notes:
U.S. government securities	$1,781,052	$226	$12	$1,781,266
Residential mortgage-backed securities	570,642	9,946	1,426	579,162
Commercial mortgage-backed securities	18,271	13	299	17,985
Other asset-backed securities	183,593	627	184	184,036
All other corporates	50,933	267	37	51,163
Total fixed maturities	2,604,491	11,079	1,958	2,613,612

Equity securities:
Common stocks:
First Quantum Minerals Ltd.	154,281	–	5,616	148,665
Banks, trusts and insurance companies	22,980	27,562	–	50,542
Industrial, miscellaneous and all other	21,012	32,312	–	53,324
Total equity securities	198,273	59,874	5,616	252,531

	$2,802,764	$70,953	$7,574	$2,866,143

The amortized cost and estimated fair value of investments classified as available for sale at December 31, 2014, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$607,208	$607,070
Due after one year through five years	17,114	17,106
Due after five years through ten years	–	–
Due after ten years	–	–
	624,322	624,176
Mortgage-backed and asset-backed securities	885,926	895,240
	$1,510,248	$1,519,416

At December 31, 2014, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

During the first quarter of 2013, we exchanged our investment in Inmet Mining Corporation for 18,202,313 shares of First Quantum, valued at $340.4 million on the date received, and $391.2 million in cash.  We recorded a gain on the transaction of $227.6 million during 2013.  During 2013 and 2014, we sold our interest in First Quantum.

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of December 31, 2014 and 2013.

	Securitization Vehicles
	2014	2013
	(In millions)

Cash	$.5	$–
Financial instruments owned	62.7	97.5
Securities purchased under agreement to resell (1)	575.2	195.1
Other	107.1	2.3
Total assets	$745.5	$294.9

Other secured financings (2)	$737.0	$292.5
Other	8.5	2.1
Total liabilities	$745.5	$294.6

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $39.7 million and $66.5 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at December 31, 2014 and 2013, respectively.

Securitization vehicles.  Jefferies is the primary beneficiary of a securitization vehicle to which it transferred term loans backed by consumer installment receivables and retained a portion of the securities issued by the securitization vehicle.  In the creation of the securitization vehicle, Jefferies was involved in the decisions made during the establishment and design of the entity and holds variable interests consisting of the securities retained that could potentially be significant.  The assets of the VIE consist of the term loans backed by consumer installment receivables, which are available for the benefit of the vehicle’s beneficial interest holders.  The creditors of the VIE do not have recourse to Jefferies general credit and the assets of the VIE are not available to satisfy any other debt.

Jefferies is the primary beneficiary of mortgage-backed financing vehicles to which Jefferies sells agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement.  Jefferies manages the assets within these vehicles.  Jefferies variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement.  The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.  The creditors of these VIEs do not have recourse to Jefferies general credit and each such VIE’s assets are not available to satisfy any other debt.

At December 31, 2013, Jefferies was the primary beneficiary of a securitization vehicle to which it transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle.  During the second quarter of 2014, the loan was repaid, the securities issued by the securitization vehicle were redeemed and the securitization vehicle was terminated. As a result, the securitization vehicle is no longer consolidated by us at December 31, 2014 and no gain or loss was recognized upon deconsolidation.

At December 31, 2014, another of our subsidiaries is the primary beneficiary of an SPE it utilized to securitize automobile loans receivable.  Our subsidiary acts as the servicer for which it receives a fee, and owns the equity interest in this SPE.  The notes issued by the SPE are secured solely by the assets of the SPE and do not have recourse to our subsidiary’s general credit and the assets of the VIE are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about Jefferies variable interests in nonconsolidated VIEs.

	December 31, 2014
	Variable Interests
	Financial Statement Carrying Amount (3)	Maximum Exposure to Loss	VIE Assets
	Assets
	(In millions)

Collateralized loan obligations	$134.0	$926.9	$7,737.1
Consumer loan financing vehicles	170.6	797.8	485.2
Asset management vehicles (1)	11.3	11.3	432.3
Private equity vehicles (2)	44.3	59.2	92.8
Total	$360.2	$1,795.2	$8,747.4

	December 31, 2013
	Variable Interests
	Financial Statement Carrying Amount (3)	Maximum Exposure to Loss	VIE Assets
	Assets
	(In millions)

Collateralized loan obligations	$11.9	$88.8	$1,122.3
Asset management vehicles (1)	5.1	5.1	454.2
Private equity vehicles (2)	40.8	68.8	89.4
Total	$57.8	$162.7	$1,665.9

(1)	Assets consist of equity interests, which are included within Investments in managed funds, and accrued management and performance fees, which are included in Receivables.
(2)	Assets consist of equity interests, which are included in Investment in managed funds.
(3)	There were no significant liabilities at December 31, 2014 or December 31, 2013.
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

Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  Jefferies underwrites securities issued in CLO transactions on behalf of unaffiliated sponsors and provides advisory services to the unaffiliated sponsors.  Jefferies may also sell corporate loans to the CLOs.  Jefferies variable interests in connection with collateralized loan obligations where it has been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs
•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests
•	Trading positions in securities issued in a CLO transaction
•	Investments in variable funding notes issued by CLOs
•	A guarantee to a CLO managed by Jefferies Finance, whereby we guarantee certain of the obligations of Jefferies Finance to the CLO

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

Consumer Loan Financing Vehicles. The underlying assets, which are collateralizing the vehicles, are primarily comprised of unsecured consumer installment loans.  Jefferies provides financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements.  In addition, Jefferies may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles.  Jefferies does not control the activities of these entities.

Asset Management Vehicles.  Jefferies manages asset management vehicles that provide investors with exposure to investment strategies consistent with the investment objectives of each vehicle. The vehicles consist of an "umbrella structure" company that invests primarily in convertible bonds and a fund that invests in absolute return strategies.  Accounting changes to consolidation standards under GAAP have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model.  These asset management vehicles are subject to the deferral guidance and Jefferies is not the primary beneficiary under the risk and reward model.  Jefferies variable interests in these asset management vehicles consist of equity interests, management fees and performance fees.

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund").  As of December 31, 2014 and 2013, Jefferies funded approximately $60.1 million and $47.0 million, respectively, of its commitment.  The carrying amount of Jefferies equity investment was $43.1 million and $39.2 million at December 31, 2014 and 2013, respectively.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

Jefferies has a variable interest in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment.  The carrying amount of Jefferies equity investment was $1.2 million and $1.6 million at December 31, 2014 and 2013, respectively.  Jefferies exposure to loss is limited to its equity investment.  JEP IV has assets consisting primarily of private equity and equity related investments.

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

 At December 31, 2014 and 2013, Jefferies held $3,186.9 million and $3,476.2 million of agency mortgage-backed securities, respectively, and $1,120.0 million and $985.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen Mining Company, LLC.  See Note 11 for further discussion.

Note 11.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at December 31, 2014 and 2013 accounted for under the equity method of accounting is as follows (in thousands):

	2014	2013

Jefferies Finance, LLC	$508,891	$470,537
Jefferies LoanCore LLC	258,947	224,037
Berkadia	208,511	182,573
Garcadia companies	167,939	120,017
HomeFed	271,782	52,923
Linkem S.p.A.	159,054	173,577
Golden Queen Mining Company, LLC (1)	103,598	–
Other	33,846	34,677

Total	$1,712,568	$1,258,341

(1)	As discussed below, at December 31, 2014, the balance reflects $34.1 million from a noncontrolling interest.

Income (losses) related to associated companies includes the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Berkadia	$101,187	$84,678	$38,026
Garcadia companies	49,416	39,399	31,738
Linkem	(14,633)	(22,719)	(18,890)
HomeFed	3,150	3,539	1,891
JHYH	–	7,178	33,938
Other	(593)	6,966	1,946

Total	$138,527	$119,041	$88,649

For the year ended December 31, 2013, our share of Berkadia’s income includes an out of period adjustment of $16.4 million to record income related to prior periods.

Income (losses) related to associated companies classified as Other revenues includes the following for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013

Jefferies Finance	$72,701	$57,795
Jefferies LoanCore	18,793	35,300
Other	(1,252)	(915)

Total	$90,242	$92,180

Jefferies Finance

In October 2004, Jefferies entered into an agreement with Babson Capital Management LLC ("Babson Capital") and Massachusetts Mutual Life Insurance Company ("MassMutual") to form Jefferies Finance, a joint venture entity.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans.  Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services.  Jefferies Finance also originates other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co‑investments.  Jefferies Finance also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At December 31, 2014, approximately $496.0 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total committed Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary advances totaling $700.0 million and $300.0 million, respectively, at December 31, 2014.  Committed advances are shared equally between Jefferies and MassMutual but discretionary advances may be funded in unequal amounts if agreed between MassMutual and Jefferies.  The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  At December 31, 2014 and 2013, $0 million and $123.8 million, respectively, of Jefferies $350.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned net underwriting fees of $199.5 million and $125.8 million during 2014 and 2013, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $10.6 million and $12.0 million during 2014 and 2013, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2014 and 2013, Jefferies acted as placement agent in connection with CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $4.6 million and $1.9 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations.  As part of the transaction, Jefferies purchased securities issued by the CLOs, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligation to the CLO.  Additionally, Jefferies has entered into a derivative contract with Jefferies Finance whose underlying is based on certain securities issued by the CLO.  There were no significant revenues recognized by Jefferies in connection with its roles related to the execution of the CLO.
During 2014 and the 2013 period, Jefferies acted as underwriter in connection with senior notes issued by Jefferies Finance, for which Jefferies recognized net underwriting fees of $7.7 million and $6.0 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of operations.

Under a service agreement, Jefferies charged Jefferies Finance $41.6 million and $14.2 million for services provided during 2014 and 2013, respectively.   Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $41.5 million and $31.1 million at December 31, 2014 and 2013, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At December 31, 2014 and 2013, Jefferies has funded $200.9 million and $175.5 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through December 31, 2014, cumulative cash distributions received from this investment aggregated $303.8 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial mortgage loans which are not part of government agency programs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of December 31, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

Linkem

We have acquired approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy, for aggregate cash consideration of $142.9 million.  In addition, we have purchased 5% convertible notes issued by Linkem for $95.2 million (€72.7 million principal amount, including interest in kind) which if converted, would increase our ownership to approximately 55% of Linkem’s common equity.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At December 31, 2014, we own 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2014.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.

During 2014, we sold to HomeFed substantially all of our real estate properties and operations, our interest in Brooklyn Renaissance Plaza (“BRP”) and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.

Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.  We have also entered into a stockholders agreement that will limit our ability to increase our interest in HomeFed or dispose of our interest in HomeFed. We have a registration rights agreement with HomeFed that covers all of our HomeFed shares.  See Note 30 for more information about the assets sold to HomeFed.

Under GAAP, we are not permitted to immediately recognize any gain on real estate sale transactions in which the seller does not receive cash; accordingly the gain on sale of approximately $36.1 million was deferred and is being recognized into income over time.  The new HomeFed shares received were recorded at fair value, which we estimated to be $28.76 per share, based on projections of future cash flows for HomeFed’s underlying projects, discounted at a risk adjusted rate.

Golden Queen Mining Company

During 2014, we invested $70.9 million, net in cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project.  Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  Construction has started on site and commissioning is planned for late 2015.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.1 million, net in cash.  Gauss LLC invested both our and the Clay family’s net contributions totaling $105 million to the joint venture, Golden Queen Mining Company, LLC, in exchange for a 50% ownership interest.  Golden Queen Mining Co., Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.

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

The following table provides summarized data for associated companies as of December 31, 2014 and 2013 and for the three years ended December 31, 2014 (in thousands):

	2014	2013

Assets	$12,683,212	$8,852,807
Liabilities	9,350,034	6,292,252
Noncontrolling interest	12,718	11,491

	2014	2013	2012

Revenues	$3,201,823	$2,710,205	$1,995,858
Income from continuing operations before
extraordinary items	$431,654	$428,509	$255,038
Net income	$431,654	$434,969	$255,038
The Company’s income related to
associated companies	$228,769	$211,221	$88,649

Except for our investment in Berkadia, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table.  All such liabilities are non-recourse to us.  Our exposure to adverse events at the investee companies is limited to the book value of our investment.

Included in consolidated retained earnings at December 31, 2014 is approximately $123.4 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.

Note 12.  Financial Statement Offsetting

In connection with Jefferies derivative activities and securities financing activities, Jefferies may enter into master netting agreements and collateral arrangements with counterparties.  Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions –ISDA master netting agreements; securities lending transactions – master securities lending agreements; and repurchase transactions – master repurchase agreements.  A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation.  Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due to a counterparty against all or a portion of an amount due from the counterparty or a third party.  In addition, Jefferies may enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)

Assets at December 31, 2014
Derivative contracts	$5,165,613	$(4,759,345)	$406,268	$–	$–	$406,268
Securities borrowing arrangements	$6,853,103	$–	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	$14,059,133	$(10,132,275)	$3,926,858	$(634,568)	$(3,248,817)	$43,473

Liabilities at December 31, 2014
Derivative contracts	$5,220,133	$(4,856,618)	$363,515	$–	$–	$363,515
Securities lending arrangements	$2,598,487	$–	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	$20,804,432	$(10,132,275)	$10,672,157	$(634,568)	$(8,810,770)	$1,226,819

Assets at December 31, 2013
Derivative contracts	$2,514,683	$(2,253,589)	$261,094	$–	$–	$261,094
Securities borrowing arrangements	$5,359,846	$–	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	$12,715,449	$(8,968,529)	$3,746,920	$(590,754)	$(3,074,540)	$81,626

Liabilities at December 31, 2013
Derivative contracts	$2,532,690	$(2,352,611)	$180,079	$–	$–	$180,079
Securities lending arrangements	$2,506,122	$–	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	$19,748,374	$(8,968,529)	$10,779,845	$(590,754)	$(8,748,641)	$1,440,450
(1)
Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other provisions of U.S. GAAP are not met.  Further, for derivative assets and liabilities, amounts netted include cash collateral paid or received.

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
At December 31, 2014, amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.  At December 31, 2013, amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 13.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013

Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$14,528	$14,916

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of
$155,548 and $117,139	493,501	502,409
Trademarks and tradename, net of accumulated amortization of $47,101
and $30,213	347,883	364,779
Supply contracts, net of accumulated amortization of $30,433 and $20,162	119,562	129,833
Licenses, net of accumulated amortization of $110 and $4,100	-	7,928
Other, net of accumulated amortization of $4,703 and $4,500	2,900	664
Total intangible assets, net	978,374	1,020,529

Goodwill:
National Beef	14,991	14,991
Jefferies	1,718,847	1,724,557
Other operations	8,551	8,551
Total goodwill	1,742,389	1,748,099

Total intangible assets, net and goodwill	$2,720,763	$2,768,628

In connection with Conwed’s acquisitions during 2014 for an aggregate purchase price of $47.2 million, subject to working capital adjustment, intangibles increased by $41.7 million, which was primarily allocated to customer relationships ($38.4 million), and which will be amortized over a weighted-average life of 14 years.

Amortization expense on intangible assets was $66.2 million, $74.8 million and $53.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2015 - $64.5 million; 2016 - $63.0 million; 2017 - $63.1 million; 2018 - $63.3 million; and 2019 - $63.1 million.

Goodwill Impairment Testing

The quantitative goodwill impairment test is performed at our reporting unit level and consists of two steps.  In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets.  If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired.  If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the carrying value.  Goodwill related to Jefferies, National Beef and other operations was not impaired when tested.

Intangible Assets Impairment Testing

We performed our annual impairment testing of Jefferies indefinite-life intangible assets, which consists of exchange and clearing organization membership interests and registrations, as of August 1, 2014.  We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of Jefferies intangible assets. Our quantitative assessment resulted in an insignificant impairment loss on certain exchange memberships based on quoted sales prices.  With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we concluded that it is not more likely than not that the intangible assets are impaired.
As a result of Jefferies management’s decisions during the fourth quarter of 2014 to pursue strategic alternatives for Jefferies Futures business and to liquidate Jefferies International Asset Management business, Jefferies performed additional impairment testing of indefinite- and finite-life intangible assets that are associated with those reporting units. Estimating the fair value of customer relationship intangible assets using a discounted cash flow methodology, Jefferies recognized impairment losses at November 30, 2014 of $7.5 million and $0.1 million in the Futures business and the International Asset Management business, respectively, which are recognized in Selling, general and other expenses in the Consolidated Statements of Operations.

Note 14.  Inventory

A summary of inventory at December 31, 2014 and 2013 which is classified as Other assets is as follows (in thousands):

	2014	2013

Finished goods	$343,959	$273,291
Work in process	40,951	34,701
Raw materials, supplies and other	37,993	56,334
	$422,903	$364,326

Note 15.  Property, Equipment and Leasehold Improvements, Net

A summary of property, equipment and leasehold improvements, net at December 31, 2014 and 2013 is as follows (in thousands):

	Depreciable
	Lives
	(in years)		2014	2013

Land, buildings and leasehold improvements	1-45		$321,098	$510,717
Beef processing machinery and equipment	2-15		283,360	243,026
Other machinery and equipment	3-15		110,075	157,164
Corporate aircraft	10		104,780	104,780
Furniture, fixtures and office equipment	2-10		283,436	210,916
Construction in progress	N/	A	40,788	69,717
Other	3-10		4,598	3,316
			1,148,135	1,299,636
Accumulated depreciation and amortization			(421,759)	(413,777)
			$726,376	$885,859

Property, equipment and leasehold improvements, net related to Premier were $229.0 million at December 31, 2013.  In July 2014, Premier was sold.

Note 16.  Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At December 31, 2014 and 2013, $12.0 million and $12.0 million, respectively, was outstanding, all of which was secured financing.

Note 17.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at December 31, 2014 and 2013 are as follows (dollars in thousands):

	2014	2013

Parent Company Debt:
Senior Notes:
8.125% Senior Notes due September 15, 2015, $458,641 principal	$457,723	$456,515
5.50% Senior Notes due October 18, 2023, $750,000 principal	740,748	739,960
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,991	246,958
Subordinated Notes:
3.75% Convertible Senior Subordinated Notes due April 15, 2014,
$97,581 principal	–	97,581
Total long-term debt – Parent Company	1,445,462	1,541,014

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.875% Senior Notes, due June 8, 2014, $250,000 principal	–	255,676
3.875% Senior Notes, due November 9, 2015, $500,000 principal	507,944	516,204
5.5% Senior Notes, due March 15, 2016, $350,000 principal	363,229	373,178
5.125% Senior Notes, due April 13, 2018, $800,000 principal	842,359	854,011
8.5% Senior Notes, due July 15, 2019, $700,000 principal	832,797	858,425
2.375% Euro Senior Notes, due May 20, 2020, $622,175 principal	620,725	–
6.875% Senior Notes, due April 15, 2021, $750,000 principal	853,091	866,801
2.25% Euro Medium Term Notes, due July 13, 2022, $4,977 principal	4,379	4,792
5.125% Senior Notes, due January 20, 2023, $600,000 principal	623,311	625,626
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	381,515	383,224
3.875% Convertible Senior Debentures, due November 1, 2029,
$345,000 principal	348,568	349,707
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	513,046	513,343
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,960	422,245
Secured credit facility, due June 26, 2017	170,000	200,000
National Beef Term Loan	345,000	375,000
National Beef Revolving Credit Facility	135,144	–
Other	119,399	41,619
Total long-term debt – subsidiaries	7,082,467	6,639,851

Long-term debt	$8,527,929	$8,180,865

At December 31, 2014, $1.7 billion of consolidated assets (primarily inventory, receivables and property and equipment) are pledged for indebtedness aggregating $769.5 million, principally for amounts due under National Beef’s term loan and credit facility and Jefferies secured credit facility.

The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2019 are as follows:  2015 - $1,032.2 million; 2016 - $408.0 million; 2017 - $202.3 million; 2018 - $1,182.5 million; and 2019 - $702.4 million.

Parent Company Debt:

From time to time we have purchased our outstanding debt securities depending upon prevailing market conditions, our liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  No such purchases were made during 2014 and 2013; principal amounts of parent company debt purchased during 2012 are as follows (dollars in thousands):

7% Senior Notes	$4,836
7.125% Senior Notes	423,140
8.65% Junior Subordinated Deferrable Interest Debentures	88,204
Total	$516,180

As a result of the purchases, we recognized pre-tax losses of $24.2 million for the year ended December 31, 2012, which are reflected in Selling, general and other expenses.

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

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.1925 common shares (equivalent to a conversion price of approximately $45.06).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

On August 26, 2011, Jefferies entered into a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  On June 26, 2014, Jefferies amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million.  The borrowers under the Jefferies Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC, (a U.S. broker-dealer).  Jefferies LLC is the surviving entity, and therefore, a borrower under the Credit Facility.  The Jefferies Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, minimum tangible net worth and liquidity requirements amounts and minimum capital requirements.  Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of non-U.S. dollar borrowings, is based on the London Interbank Offered Rate.  The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower.  At December 31, 2014, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

At December 31, 2014, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $300.0 million, which matures in October 2018.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.75% depending upon certain financial ratios and the rate selected.  At December 31, 2014, the interest rate on the outstanding term loan was 2.9% and the interest rate on the outstanding revolving credit facility was 3.4%.  The credit facility contains a minimum tangible net worth covenant; at December 31, 2014, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $23.6 million were outstanding at December 31, 2014.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At December 31, 2014, after deducting outstanding amounts and issued letters of credit, $141.2 million of the unused revolver was available to National Beef.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013

As of January 1,	$241,075	$241,649
Loss allocated to redeemable noncontrolling
interests	(8,576)	(9,282)
Net distributions to redeemable noncontrolling interests	(2,765)	(8,073)
Increase (decrease) in fair value of redeemable noncontrolling
interests charged to additional paid-in capital	(45,401)	16,781
Balance, December 31,	$184,333	$241,075

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At December 31, 2014, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.5%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of December 31, 2014 (dollars in millions):

	Discount Rates
Terminal Growth Rates	12.25%	12.50%	12.75%

1.75%	$186.4	$183.2	$180.1
2.00%	$187.6	$184.3	$181.2
2.25%	$188.9	$185.6	$182.3

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At December 31, 2014, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed during the first quarter of 2014 of $2.4 million.

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

Note 19.  Common Shares and Compensation Plans

The Board of Directors from time to time has authorized the repurchase of our common shares.  At December 31, 2014, we are authorized to repurchase 24,295,194 common shares.

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  At December 31, 2014 and 2013, 7,088,893 and 7,124,429, respectively, of our common shares were reserved for stock options and warrants.

Compensation and benefits expense included $109.8 million, $87.2 million and $14.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $39.9 million, $33.2 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, total unrecognized compensation cost related to nonvested share-based compensation plans was $117.4 million; this cost is expected to be recognized over a weighted-average period of 1.8 years.

The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was $1.3 million and $2.9 million during the years ended December 31, 2014 and 2013, respectively, and was not significant during 2012.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the years ended December 31, 2014, 2013 and 2012 were not significant.

At December 31, 2014, there were 3,383,000 shares of restricted stock outstanding with future service required, 4,238,000 RSUs outstanding with future service required, 8,467,000 RSUs outstanding with no future service required and 952,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 13,657,000.

Senior Executive Warrant Plan.  On March 7, 2011, the Compensation Committee of our Board of Directors granted warrants to purchase 2,000,000 common shares to each of our then Chairman and President at an exercise price of $33.33 per share (105% of the closing price per share of a common share on the grant date), subject to shareholder approval.  In May 2011, the required shareholder approval was received and the warrants were issued.  The warrants expire in 2016 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year.  Compensation cost was determined as of the approval date and will be recognized in the financial statements over the vesting period of the warrants.  We have recorded share-based compensation expense related to this grant of warrants of $5.3 million, $4.9 million and $11.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Fixed Stock Option Plan.  A summary of activity with respect to our stock options for the three years ended December 31, 2014 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Prices	Term	Value

Balance at December 31, 2011	2,251,455	$27.62
Granted	919,500	$23.20
Exercised	–	$–		$–
Cancelled	(593,455)	$27.42
Balance at December 31, 2012	2,577,500	$26.10
Granted	51,432	$26.06
Exercised	(184,276)	$24.65		$603,000
Cancelled	(27,408)	$38.68
Balance at December 31, 2013	2,417,248	$25.64
Granted	–	$–
Exercised	(35,536)	$22.87		$58,000
Cancelled	(741,678)	$27.39
Balance at December 31, 2014	1,640,034	$24.91	2.9 years	$9,000
Exercisable at December 31, 2014	946,193	$25.42	2.6 years	$8,000

The following summary presents the weighted-average assumptions used for grants made during 2013 and 2012. There were no grants during 2014.

	2013	2012
	Options	Options

Risk free interest rate	1.26%	.53%
Expected volatility	39.17%	37.66%
Expected dividend yield	.85%	1.08%
Expected life	4.0 years	4.0 years
Weighted-average fair value per grant	$7.67	$5.97

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

Restricted stock and RSUs may be granted to new employees as "sign-on" awards, to existing employees as "retention" awards and to certain executive officers as awards for multiple years.  Sign-on and retention awards are generally subject to annual ratable vesting over a four year service period and are amortized as compensation expense on a straight line basis over the related four years.  Jefferies has granted restricted stock and RSUs to certain senior executives with both performance and service conditions.  The awards granted to senior executives are amortized over the service period if we have determined it is probable that the performance condition will be achieved.

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

The Incentive Plan’s “evergreen” share reservation was terminated on March 21, 2014; the number of equity awards available under the Incentive Plan was set at 20,000,000.  At December 31, 2014, 19,679,686 common shares remained available for new grants under the Incentive Plan.  The Incentive Plan no longer contains a separate reservation of common shares for awards issued upon the elective deferral of cash compensation by employees under the DCP.  Shares issued pursuant to the DCP reduce the shares available under the Incentive Plan.

The following table details the activity in restricted stock during the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

		Weighted Average
		Grant Date
		Fair Value

Balance at January 1, 2013	–	$–
Converted in connection with the Jefferies acquisition	6,895	$26.90
Grants	462	$27.38
Forfeited	(144)	$26.90
Fulfillment of service requirement	(1,971)	$26.90
Balance at December 31, 2013	5,242	$26.94
Grants	864	$27.03
Forfeited	(202)	$26.90
Fulfillment of service requirement	(2,521)	$26.89
Balance at December 31, 2014	3,383	$27.00

The following table details the activity in restricted stock units during the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Balance at January 1, 2013	–	–	$–	$–
Converted in connection with the Jefferies acquisition	5,167	9,527	$26.90	$26.90
Grants	–	145	$–	$24.32
Distributions of underlying shares	–	(1,603)	$–	$26.90
Forfeited	(106)	(21)	$26.90	$26.83
Fulfillment of service requirement	(268)	268	$26.90	$26.90
Balance at December 31, 2013	4,793	8,316	$26.90	$26.86
Grants	–	97	$–	$20.89
Distributions of underlying shares	–	(366)	$–	$26.85
Forfeited	(135)	–	$26.90	$–
Fulfillment of service requirement	(420)	420	$26.90	$26.90
Balance at December 31, 2014	4,238	8,467	$26.90	$26.79

At December 31, 2014 and 2013, respectively, grants include approximately 88,000 and 82,000 dividend equivalents declared on RSUs with no future service requirement; the weighted average grant date fair values of the dividend equivalents were approximately $20.41 and $22.34, respectively.

Directors’ Plan.  Under our Directors’ Plan, we will issue each nonemployee director of Leucadia $120,000 of restricted stock.  These grants will be made on the date directors are elected or reelected at our annual shareholders’ meeting.  These shares vest over three years from the date of grant and are expensed over the requisite service period.  At December 31, 2014, 274,929 common shares were issuable upon settlement of deferred shares granted in previous years and 439,988 shares are available for future grants.

Other Stock-Based Plans.  Historically, Jefferies also sponsored an Employee Stock Purchase Plan and an Employee Stock Ownership Plan, both of which were assumed by us in connection with the Jefferies acquisition.  Amounts related to these plans have not been significant.

Restricted Cash Awards.  Jefferies provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period.  At December 31, 2014, the remaining unamortized amount of these awards was $223.7 million and is included within Other assets in the Consolidated Statements of Financial Condition.

Note 20.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012

Net unrealized gains on available for sale securities	$577,588	$589,393	$803,430
Net unrealized foreign exchange gains (losses)	(26,771)	16,803	(6,097)
Net unrealized losses on derivative instruments	–	(169)	(154)
Net minimum pension liability	(103,735)	(67,977)	(92,050)
	$447,082	$538,050	$705,129

For the years ended December 31, 2014 and 2013, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
	2014	2013
Net unrealized gains (losses) on available for			Net realized securities gains
sale securities, net of income tax provision
of $1,631 and $118,292	$2,939	$213,058

Net unrealized foreign exchange gains, net of income tax provision of $149 and $0	267	–	Loss from discontinued operations, net of income tax (benefit)

Net unrealized losses on derivatives, net of income tax benefit of $(95) and $0	(169)	–	Income related to associated companies

Amortization of defined benefit pension			Compensation and benefits, which
plan actuarial gains (losses), net of			includes pension expense. See the
income tax benefit of $(1,676)			pension footnote for information
and $(2,665)	(3,201)	(4,799)	on this component.

Total reclassifications for the period,
net of tax	$(164)	$208,259

Note 21.  Pension Plans and Postretirement Benefits

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

A summary of activity with respect to both plans is as follows (in thousands):

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$295,044	$275,858
Projected benefit obligation of Jefferies plan at date of acquisition	–	51,599
Interest cost	14,239	12,286
Actuarial (gains) losses	52,125	(36,197)
Benefits paid	(9,282)	(8,502)
Projected benefit obligation, end of year	$352,126	$295,044

Change in plan assets:
Fair value of plan assets, beginning of year	$239,080	$194,314
Jefferies plan assets at date of acquisition	–	41,290
Actual return on plan assets	11,175	6,454
Employer contributions	–	6,475
Benefits paid	(9,282)	(8,502)
Administrative expenses	(963)	(951)
Fair value of plan assets, end of year	$240,010	$239,080

Funded status at end of year	$(112,116)	$(55,964)

As of December 31, 2014 and 2013, $126.2 million and $78.8 million, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $112.1 million and $56.0 million, respectively, was reflected as accrued pension cost.

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	2014	2013	2012
Components of net periodic pension cost:
Interest cost	$14,239	$12,286	$10,886
Expected return on plan assets	(10,115)	(9,746)	(8,292)
Actuarial losses	4,634	7,464	5,852
Net periodic pension cost	$8,758	$10,004	$8,446

Amounts recognized in other comprehensive income (loss):
Net (gain) loss arising during the period	$52,027	$(31,952)	$19,604
Amortization of net loss	(4,634)	(7,464)	(5,852)
Total recognized in other comprehensive income (loss)	$47,393	$(39,416)	$13,752

Net amount recognized in net periodic benefit cost and other
comprehensive income (loss)	$56,151	$(29,412)	$22,198

The amounts in accumulated other comprehensive income (loss) at the end of each year have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations.  The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2015 is $7.8 million.

No employer contributions are expected to be paid in 2015.

We use a December 31 measurement date for the WilTel plan and a November 30 date for the Jefferies plan.  The assumptions used are as follows:

	2014	2013
WilTel Plan
Discount rate used to determine benefit obligation	3.76%	4.71%
Weighted-average assumptions used to determine
net pension cost:
Discount rate	4.71%	3.85%
Expected long-term return on plan assets	4.00%	4.00%

Jefferies Plan
Discount rate used to determine benefit obligation	4.30%	5.10%
Weighted-average assumptions used to determine
net pension cost:
Discount rate	5.10%	4.40%
Expected long-term return on plan assets	6.75%	6.75%

The following pension benefit payments are expected to be paid (in thousands):

2015	$8,252
2016	10,493
2017	10,815
2018	10,786
2019	12,367
2020 – 2024	99,516

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

WilTel Plan Assets.  At December 31, 2014 and 2013, the WilTel plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2
2014
Cash and cash equivalents	$14,669	$14,669	$–
Fixed income securities:
U.S. Government and agencies	3,719	3,719	–
Public utilities	15,669	–	15,669
All other corporates	154,868	–	154,868
Total	$188,925	$18,388	$170,537

2013
Cash and cash equivalents	$20,075	$20,075	$–
Fixed income securities:
U.S. Government and agencies	4,860	4,860	–
Public utilities	13,243	–	13,243
All other corporates	153,486	–	153,486
Total	$191,664	$24,935	$166,729

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

To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.25% current expected inflation, 1.5% to 2.5% real rate of return for short duration risk-free investments, 0.2% inflation risk premium and 0.75% default risk premium for the portion of the portfolio invested in corporate bonds.  We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 4.0% expected long-term rate of return assumption for 2014.

Jefferies Plan Assets.  At December 31, 2014 and 2013, the Jefferies plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2

2014
Cash and cash equivalents	$373	$373	$–
Listed equity securities	31,327	31,327	–
Fixed income securities:
Corporate debt securities	6,482	–	6,482
Foreign corporate debt securities	1,321	–	1,321
U.S. Government securities	5,929	5,929	–
Agency mortgage-backed securities	3,883	–	3,883
Commercial mortgage-backed securities	1,080	–	1,080
Asset-backed securities	690	–	690
Total	$51,085	$37,629	$13,456

2013
Cash and cash equivalents	$931	$931	$–
Listed equity securities	27,663	27,663	–
Fixed income securities:
Corporate debt securities	7,743	–	7,743
Foreign corporate debt securities	1,140	–	1,140
U.S. Government securities	4,055	4,055	–
Agency mortgage-backed securities	3,949	–	3,949
Commercial mortgage-backed securities	1,280	–	1,280
Asset-backed securities	461	–	461
Other	194	–	194
Total	$47,416	$32,649	$14,767

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

The target allocation of plan assets for 2015 is approximately 50% equities and 50% fixed income securities.  The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk.  The plan’s administrative committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements.  The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential in 2011, Jefferies acquired a defined benefits pension plan located in Germany for the benefit of eligible employees of Jefferies Bache in that territory.  The German pension plan has no plan assets and is therefore unfunded; however, Jefferies has purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations.  The investments in these insurance contracts are included in Financial Instruments owned - Trading assets in the Consolidated Statement of Financial Condition in the amounts of $18.1 million and $19.7 million at December 31, 2014 and 2013, respectively.  Jefferies expects to pay the pension liability from the cash flows available to it under the insurance contracts.  All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by Jefferies.  In connection with the acquisition, Prudential agreed that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to Jefferies by Prudential.

The provisions and assumptions used in the German pension plan are based on local conditions in Germany.  Jefferies did not contribute to the plan during the year ended December 31, 2014.

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the year ended December 31, 2014 and for the period from the acquisition of Jefferies to December 31, 2013 (in thousands):

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$26,368	$–
Projected benefit obligation at date of acquisition	–	24,494
Service cost	40	51
Interest cost	801	685
Actuarial losses	4,630	1,002
Currency adjustment	(2,212)	1,053
Benefits paid	(1,193)	(917)
Projected benefit obligation, end of year	$28,434	$26,368

Components of net periodic pension cost:
Service cost	$40	$51
Interest cost	801	685
Net amortization	244	179
Net periodic pension cost	$1,085	$915

The amounts in accumulated other comprehensive income at December 31, 2014 and 2013 are charges of $5.3 million and $1.0 million, respectively.  The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the year ended December 31, 2014 and for the period from the acquisition of Jefferies to December 31, 2013:

	2014	2013
Projected benefit obligation
Discount rate	2.10%	3.40%
Rate of compensation increase	3.00%	3.00%

Net periodic pension benefit cost
Discount rate	3.40%	3.60%
Rate of compensation increase	3.00%	3.00%

The following pension benefit payments are expected to be paid (in thousands):

2015	$1,308
2016	1,324
2017	1,304
2018	1,300
2019	1,275
2020 – 2024	6,776

Other

We have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were $9.3 million, $6.3 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We provide certain health care and other benefits to certain retired employees under plans which are currently unfunded.  We pay the cost of postretirement benefits as they are incurred.  Accumulated postretirement benefit obligations and amounts recognized in the consolidated statements of operations and in accumulated other comprehensive income (loss) were not significant.

Note 22.  Income Taxes

The principal components of deferred taxes at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred Tax Asset:
NOL carryover	$1,266,972	$1,283,947
Compensation	334,576	400,002
Long-term debt	134,079	184,669
Other assets	160,586	118,914
Securities valuation reserves	25,499	51,597
Intangible assets, net and goodwill	13,842	17,349
Other liabilities	57,006	49,074
	1,992,560	2,105,552
Valuation allowance	(110,404)	(132,607)
	1,882,156	1,972,945
Deferred Tax Liability:
Unrealized gains on investments	(10,406)	(23,851)
Amortization of intangible assets	(97,268)	(98,798)
Property and equipment	(866)	(3,822)
Other	(61,081)	(36,531)
	(169,621)	(163,002)
Net deferred tax asset	$1,712,535	$1,809,943

As of December 31, 2014, we have consolidated U.S. federal NOLs of $1.2 billion that may be used to offset the taxable income of any member of our consolidated tax group.  In addition, we have $2.2 billion of U.S. federal NOLs that are only available to offset the taxable income of certain subsidiaries.  Unused federal NOLs do not begin to expire until 2017.  Approximately $611.9 million of our NOLs can be used to fully offset federal minimum taxable income, and no federal regular or minimum income tax would be payable on such income.  We have various state NOLs that expire at different times, which are reflected in the above table to the extent our estimate of future taxable income will be apportioned to those states.  We have gross foreign net operating loss carryforwards of approximately $85.9 million.  There is a valuation allowance with respect to $40.6 million of these foreign net operating loss carryforwards.  Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur.  In order to reduce this possibility, our certificate of incorporation includes a charter restriction that prohibits transfers of our common stock under certain circumstances.

At December 31, 2014, we had approximately $171.0 million of earnings attributable to foreign subsidiaries for which no U.S. federal income tax provision has been recorded because, except to the extent such earnings can be repatriated tax efficiently,   these earnings are permanently invested abroad.  Accordingly, a deferred tax liability of approximately $46.0 million has not been recorded with respect to these earnings.

The provision for income taxes for continuing operations for each of the three years in the period ended December 31, 2014 was as follows (in thousands):

	2014	2013	2012

State income taxes	$47,939	$32,917	$35,489
Federal income taxes:
Current	746	2,900	1,001
Deferred	119,393	82,173	490,474
Increase (decrease) in valuation allowance	(22,203)	12,287	-
Foreign income taxes	20,096	6,204	12,500
	$165,971	$136,481	$539,464

For the year ended December 31, 2014, we decreased our valuation allowance with respect to certain NOLs which we now believe are more likely than not to be utilized before they expire.  For the year ended December 31, 2013, we increased our valuation allowance to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition.  In addition, the valuation allowance increased by $11.1 million as a result of the valuation allowance required for Jefferies net deferred tax assets at the date of acquisition.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):

	2014	2013	2012

Expected federal income tax	$133,428	$190,955	$504,710
State income taxes, net of federal income tax benefit	31,160	21,396	24,120
Increase (decrease) in valuation allowance	(22,203)	12,287	-
Tax expense not provided on income recorded on the Jefferies
investment prior to the acquisition	-	(63,952)	-
Reversal of prior years’ deferred tax liability related to Jefferies investment	-	(33,972)	-
Foreign rate differential	(14,305)	(4,750)	-
Permanent differences	2,639	12,832	2,921
Nondeductible settlements	24,500	-	-
Foreign taxes	2,542	4,033	8,125
Other	8,210	(2,348)	(412)
Actual income tax provision	$165,971	$136,481	$539,464

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

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the periods presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

As of January 1, 2012	$6,340	$3,480	$9,820
Increases based on tax positions related to current period	5,250	-	5,250
Interest expense recognized	-	700	700
Audit payments	-	-	-
Reductions as a result of the lapse of the statute of
limitations	-	-	-
Balance, December 31, 2012	11,590	4,180	15,770
Jefferies amounts at date of acquisition	129,010	17,100	146,110
Increases based on tax positions related to current period	8,750	-	8,750
Increases based on tax positions related to prior periods	14,780	-	14,780
Decreases based on tax positions related to prior periods	(18,300)	-	(18,300)
Interest expense recognized	-	7,000	7,000
Audit payments	(310)	(110)	(420)
Reductions as a result of the lapse of the statute of
limitations	-	-	-
Balance, December 31, 2013	145,520	28,170	173,690
Increases based on tax positions related to current period	5,630	-	5,630
Increases based on tax positions related to prior periods	4,340	-	4,340
Decreases based on tax positions related to prior periods	(3,940)	-	(3,940)
Interest expense recognized	-	9,200	9,200
Audit payments	(2,960)	(100)	(3,060)
Reductions as a result of the lapse of the statute of
limitations	-	-	-
Balance, December 31, 2014	$148,590	$37,270	$185,860

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

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.  Over the next twelve months, we believe it is reasonably possible that various tax examinations will be concluded and statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $6.2 million.  If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower our effective income tax rate.

Note 23.  Net Realized Securities Gains (Losses)

The following summarizes net realized securities gains (losses) for each of the three years in the period ended December 31, 2014 (in thousands):

	2014	2013	2012

Net realized gains on securities	$30,686	$245,262	$592,978
Write-down of investments (a)	(111)	(1,621)	(2,461)
Other	(181)	316	64
	$30,394	$243,957	$590,581

(a)	Consists of provisions to write down investments resulting from declines in fair values believed to be other than temporary.

During 2006 and 2007, we invested an aggregate of $452.2 million in Fortescue Metals Group Ltd’s Pilbara iron ore and infrastructure project in Western Australia.  In exchange for our cash investment, we received 278 million common shares of Fortescue and a $100.0 million unsecured note issued by Fortescue’s subsidiary, Chichester Metals Pty Ltd, that accrued interest at 4% of the revenue, net of government royalties, invoiced from the iron ore produced from certain project areas (the “FMG Note”).  We sold our Fortescue common shares during 2010 to 2012, recognizing net realized security gains on the sales of $543.7 million for the year ended December 31, 2012.
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

Proceeds from sales of investments classified as available for sale were $1.9 billion, $1.8 billion and $1.4 billion during 2014, 2013 and 2012, respectively.  Gross gains of $12.6 million, $240.4 million and $546.4 million were realized on these sales during 2014, 2013 and 2012, respectively; gross losses were not significant during these three years.

Note 24.  Other Results of Operations Information

Other income for each of the three years in the period ended December 31, 2014 consists of the following (in thousands):

	2014	2013	2012

Manufacturing revenues	$379,274	$310,624	$252,752
Dividend income	7,379	5,553	5,954
Income from associated companies classified as other revenues	90,242	92,180	–
Revenues of oil and gas exploration and production businesses	19,373	–	–
Gain on sale of equity interest	22,714	–	–
Income from FMG Note including gain recognized on redemption	–	–	642,993
Rental income	5,877	13,158	11,725
Winery revenues	–	8,301	47,801
Other	45,606	55,676	21,676
	$570,465	$485,492	$982,901

Taxes, other than income or payroll, amounted to $17.0 million, $17.0 million and $10.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising costs amounted to $14.5 million, $14.6 million and $12.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 25.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Numerator for earnings (loss) per share:
Net income attributable to Leucadia
National Corporation common shareholders	$204,306	$369,240	$854,466
Less: Allocation of earnings to participating securities (1)	(4,761)	(4,919)	–
Net income attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	199,545	364,321	854,466
Less: Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(75)	(110)	–
Mandatorily redeemable convertible preferred share
dividends	–	3,397	–
Interest on 3.75% Convertible Notes	739	2,635	2,626
Net income attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$200,209	$370,243	$857,092

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	371,889	339,673	244,583
Stock options	29	55	–
Warrants	–	–	–
Mandatorily redeemable convertible preferred shares	–	3,468	–
3.875% Convertible Senior Debentures	–	–	–
3.75% Convertible Notes	1,415	4,538	4,331
Denominator for diluted earnings (loss) per share	373,333	347,734	248,914

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 9,040,900 and 9,353,400 for the years ended December 31, 2014 and 2013, respectively.  Dividends declared on participating securities during the years ended December 31, 2014 and 2013 were $2.2 million and $2.8 million, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 1,572,777, 1,711,096 and 2,280,711 weighted-average shares of common stock were outstanding during the years ended December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For each year in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the years ended December 31, 2014 and 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.  For the year ended December 31, 2014, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 26.  Commitments, Contingencies and Guarantees

Commitments

We and our subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to thirty years.  Rental expense (net of sublease rental income) was $79.6 million, $63.9 million and $18.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2014 are as follows (in thousands):

2015	$67,549
2016	70,453
2017	67,300
2018	62,641
2019	59,434
Thereafter	453,842
781,219
Less: sublease income	(8,308)
$772,911

Effective December 30, 2004, National Beef finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, National Beef committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $7.4 million remains as of December 31, 2014.  Payments under the commitment will be approximately $0.8 million in each of the years 2015 through 2017, with the remaining balance of $5.0 million to be paid in subsequent years.

National Beef makes verbal commitments to cattle producers to purchase cattle approximately one week in advance of delivery of those cattle to its plants.  The actual value paid for these cattle is determined after the cattle are delivered, weighed and inspected at National Beef’s facilities.  The total value of verbal commitments to purchase cattle as of December 31, 2014 was $121.6 million.

The following table summarizes Jefferies commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout

Equity commitments (1)	$–	$9.3	$.8	$–	$216.3	$226.4
Loan commitments (1)	50.7	440.2	283.1	20.7	.2	794.9
Mortgage-related and other purchase commitments	1,058.5	1,165.8	117.6	–	–	2,341.9
Forward starting reverse repos and repos	5,127.2	–	–	–	–	5,127.2
Other unfunded commitments (1)	6.3	–	–	–	23.0	29.3
	$6,242.7	$1,615.3	$401.5	$20.7	$239.5	$8,519.7

(1)	Equity, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents Jefferies credit exposure from loan commitments, including funded amounts, summarized by period of expiration as of December 31, 2014.  Credit exposure is based on the external credit ratings of the underlying or referenced assets of the loan commitments.  Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Investment grade	$–	$55.1	$–	$55.1	$–	$55.1
Non-investment grade	–	191.3	–	191.3	18.9	172.4
Unrated	129.3	620.9	2.2	752.4	185.0	567.4
Total	$129.3	$867.3	$2.2	$998.8	$203.9	$794.9

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $22.6 million of funded loans included in Trading assets and a $18.7 million net liability related to lending commitments recorded in Trading liabilities in the Consolidated Statement of Financial Condition as of December 31, 2014.
(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of December 31, 2014, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $30.5 million.

See Note 11 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”), which has registered as an investment adviser with the SEC, and expects to launch a multi-manager investment partnership.  We have committed to invest $400 million in Folger Hill's investment partnership, which we expect to fund in the first quarter of 2015.  We also committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of December 31, 2014, $3.2 million has been provided to Folger Hill under the revolving credit facility.

Additionally, as of December 31, 2014, Jefferies had other equity commitments to invest up to $1.8 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of December 31, 2014, Jefferies has $444.9 million of outstanding loan commitments to clients.

Loan commitments outstanding as of December 31, 2014, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.  The unfunded loan commitments to Jefferies Finance of $104.0 million is unrated and included in the total unrated lending commitments of $567.4 million presented in the table above.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at December 31, 2014 was $99.6 million.
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

Contingencies

Seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group LLC became our wholly-owned subsidiary.  The class actions named as defendants the Company, Jefferies Group, certain members of our board of directors, certain members of Jefferies board of directors and, in certain of the actions, certain transaction-related subsidiaries. On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. The terms of that agreement, which are subject to court approval, provide for an aggregate payment of $70.0 million to certain former equity holders of Jefferies Group, other than the defendants and certain of their affiliates, along with attorneys’ fees to be determined and approved by the court; we have accrued for this aggregate payment and attorneys’ fees. The agreement further provides that the settlement will be paid, at the Company’s option, in either cash or the Company’s common shares. If approved by the court, the settlement will resolve all of the class-action claims in Delaware, and release the claims brought in New York. While the defendants continue to deny each of the plaintiffs’ claims and deny any liability, the defendants have entered into the agreement solely to settle and resolve their disputes, to avoid the costs and risks of further litigation and to avoid further distractions to our management. A hearing has been scheduled for March 25, 2015 to consider final approval of the settlement as well as an award of legal fees and reimbursement to plaintiffs’ counsel in an aggregate amount not to exceed $27.5 million in fees and $1.1 million in expenses.

We and certain of our subsidiaries and officers are named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 09 Civ. 8486 (DC), in the United States District Court for the Southern District of New York.  The named defendants also include the Mel Harris law firm, certain individuals and members associated with the law firm, and a process server, Samserv, Inc. and certain of its employees.  The complaint alleges that default judgments obtained by the law firm against approximately 124,000 individuals in New York City Civil Court with respect to consumer debt purchased by our subsidiaries violated the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law (alleged only as to the law firm).  The complaint seeks injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated. We asserted that we were an investor with respect to the subject purchased consumer debt and were regularly informed of the amounts received from debt collections, but otherwise had no involvement in any alleged illegal debt collection activities.

On December 29, 2010, the District Court denied defendants’ motions to dismiss in part (including as to the claims made against us and our subsidiaries) and granted them in part (including as to certain of the claims made against our officers).  On March 28, 2013, the Court certified a Rule 23(b)(2) class and a Rule 23(b)(3) class.  Neither of the decisions issued by the Court addresses the ultimate merits of the case.

The United States Court of Appeals for the Second Circuit permitted us to appeal the District Court’s March 28, 2013 class certification and the District Court granted a stay of the proceedings pending the Court of Appeals’ decision. On February 10, 2015, the Second Circuit affirmed the certification of the class.

On December 14, 2014, we and plaintiffs executed a binding term sheet to settle the matter pursuant to which we expensed $3.2 million in the fourth quarter, which is in addition to the $20.0 million previously accrued for this matter and the $22.8 million in deferred revenue.  The parties are in the process of drafting a formal settlement agreement consistent with the term sheet.  The settlement is subject to the District Court’s approval.

On May 2, 2014, plaintiff Haverhill Retirement System (“Haverhill”)  filed an amended putative class action and derivative lawsuit (the “Complaint”) entitled Haverhill Retirement System v. Asali, et al. in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Harbinger Capital Partners LLC, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”), the members of the board of directors of Harbinger Group, Inc. (“Harbinger”), nominal defendant Harbinger, as well as Leucadia. The Complaint alleges, among other things, that the directors of Harbinger breached their fiduciary duties in connection with Leucadia’s March 2014 purchase of preferred securities of subsidiaries of the Harbinger Funds that were exchangeable into Harbinger common stock owned by the Harbinger Funds, certain flaws in the process employed by the special committee of directors appointed by the Harbinger board in connection therewith, and that Leucadia aided and abetted the Harbinger board’s breaches of fiduciary, as well as a claim of unjust enrichment against Leucadia.  On April 1, 2014, the Chancery Court denied Haverhill’s motion for expedited proceedings associated with the complaint originally filed by Haverhill on March 26, 2014.  Haverhill filed an amended complaint on May 2, 2014.  On July 2, 2014, the defendants moved to dismiss the amended complaint.  On August 12, 2014, Plaintiffs filed another amended complaint. The amended complaint dropped Plaintiff’s unjust enrichment claim against Leucadia. With respect to remedies sought, the amended complaint no longer sought an injunction against installing Leucadia designees as Board members and no longer sought rescission of Leucadia’s right to select the director class to which one of its designees would be appointed.  A settlement has been agreed by the parties that does not provide for any payment by the Company and includes, among other things, additional disclosures by Harbinger.   A term sheet reflecting the settlement was signed on October 15, 2014.  On December 19, 2014, final settlement papers were submitted to the Court.  A settlement hearing is scheduled for April 6, 2015.

During the first quarter of 2014, Jefferies reached a non-prosecution agreement (“NPA”) with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC relating to an investigation of purchases and sales of mortgage-backed securities. That NPA expired on January 29, 2015. That investigation arose from a matter that came to light in late 2011, at which time Jefferies terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those settlement agreements included an aggregate $25.0 million in payments, of which approximately $11.0 million were payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. All such amounts were recognized in our consolidated financial statements for the year ended December 31, 2013. At December 31, 2014, Jefferies outstanding reserve with respect to remaining payments to be made under the agreements was approximately $1.9 million. Additionally, pursuant to an undertaking required by the SEC settlement, Jefferies has retained an Independent Compliance Consultant, whose work was completed in January 2015.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$59,875.6	$229.6	$252.1	$721.8	$487.7	$61,566.8
Written derivative contracts – credit related	–	–	–	485.0	–	485.0
Total derivative contracts	$59,875.6	$229.6	$252.1	$1,206.8	$487.7	$62,051.8

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$480.0	$–	$–	$–	$–	$–	$480.0
Single name credit default swaps	–	–	–	5.0	–	–	5.0

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $851.7 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2014, the aggregate amount of commercial paper outstanding was $2.47 billion.

Other Guarantees.  Jefferies is a member of various exchanges and clearing houses.  In the normal course of business Jefferies provides guarantees to securities clearinghouses and exchanges.  These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members.  Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls.  To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral.  Jefferies obligations under such guarantees could exceed the collateral amounts posted.  Jefferies maximum potential liability under these arrangements cannot be quantified; however, the potential for Jefferies to be required to make payments under such guarantees is deemed remote.  Accordingly, no liability has been recognized for these arrangements.

Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of December 31, 2014 was approximately $41.2 million.   Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At December 31, 2014, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $47.8 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $26.2 million at December 31, 2014.

Note 27.  Net Capital Requirements

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

On September 1, 2014, Jefferies Bache, LLC (an FCM) merged with and into Jefferies LLC, with Jefferies LLC as the surviving entity, registered as an FCM and is subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements.  The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,025,113	$913,465
Jefferies Execution	6,150	5,900

FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies LLC as an FCM.

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are authorized and regulated by the Financial Conduct Authority in the United Kingdom.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.

Note 28.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes and loans receivable (a)	$213,174	$217,171	$95,042	$95,606

Financial Liabilities:
Short-term borrowings (b)	12,000	12,000	12,000	12,000
Long-term debt (b)	8,527,929	8,806,700	8,180,865	8,230,191

(a)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)	Short-term borrowings and long-term debt: The fair values of short term borrowings are estimated to be the carrying amount. The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

Note 29.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.  Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at December 31, 2014 and 2013 are loans to and/or equity investments in Private Equity Related Funds of $60.7 million and $61.7 million, respectively.  Net losses aggregating $14.9 million were recorded related to the Private Equity Related Funds for the year ended December 31, 2014 and net income aggregating $10.1 million was recorded related to the Private Equity Related Funds for the period from the acquisition of Jefferies through December 31, 2013.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 26.

Berkadia Commercial Mortgage, LLC.  At December 31, 2014 and 2013, Jefferies has commitments to purchase $344.8 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

Harbinger Group Inc.  As part of Jefferies loan secondary trading activities, it has unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by Harbinger of $232.0 million at December 31, 2014.  Our Chairman also serves as Harbinger’s Chairman.
Officers, Directors and Employees.  We have $20.1 million and $13.9 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at December 31, 2014 and 2013, respectively. Receivables from and payables to customers includes balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. During 2014, Jefferies sold private equity interests with a fair value of $4.0 million at their then fair value to a private equity fund owned by Jefferies employees and has also provided a guarantee of the fund’s credit agreement.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement  National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 23% and 20% of its cattle requirements under this agreement during 2014 and 2013, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.   During the year ended December 31, 2014, sales to this affiliate were $43.2 million and purchases were $12.7 million.  During the year ended December 31, 2013, sales to this affiliate were $25.6 million and purchases were $9.4 million.  At December 31, 2014 and 2013, amounts due from and payable to these related parties were not significant.  Both of these arrangements are based on what we believe to be competitive market prices.

HomeFed.  As more fully described in Note 11, during 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 11, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2014.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.

See Note 11 for information on transactions with Jefferies Finance and Jefferies LoanCore.

Note 30.  Discontinued Operations and Assets Held for Sale

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

A summary of the results of discontinued operations for the clean energy project, Premier, Sangart, Keen and the small power production business is as follows for the three years ended December 31, 2014 (in thousands):

	2014	2013	2012

Revenues and other income:
Oil and gas drilling services	$–	$–	$95,674
Gaming entertainment	67,739	114,844	119,330
Investment and other income	4,700	4,691	5,716
	72,439	119,535	220,720
Expenses:
Direct operating expenses:
Oil and gas drilling services	–	–	79,143
Gaming entertainment	48,877	85,233	88,127
Compensation and benefits	4,503	19,534	24,409
Depreciation and amortization	5,208	8,919	28,475
Selling, general and other expenses	41,378	98,178	60,997
	99,966	211,864	281,151
Loss from discontinued
operations before income taxes	(27,527)	(92,329)	(60,431)
Income tax (benefit)	(9,634)	(32,303)	(20,971)
Loss from discontinued
operations after income taxes	$(17,893)	$(60,026)	$(39,460)

Income from discontinued operations also reflects distributions of $5.7 million for 2012 from our subsidiary, Empire Insurance Company, which has been undergoing a voluntary liquidation, was classified as a discontinued operation in 2001 and was written-off based on its expected future cash flows at that time.  During 2013, we sold Empire for cash consideration of $3.2 million, subject to certain post-closing working capital adjustments, and the sale resulted in the recognition of a tax benefit of $5.4 million.  Gain on disposal of discontinued operations for 2013 reflects an after tax gain of $8.6 million for this sale.

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

In February 2014 we agreed to sell substantially all of our real estate properties and operations and BRP to HomeFed for HomeFed common shares.  Results of operations for our real estate properties and operations are reflected in other merchant banking businesses.  Assets included in the transaction with HomeFed have been included with Other assets as Assets held for sale in the Consolidated Statement of Financial Condition at December 31, 2013 and include the following components (in thousands):

2013

Real estate	$112,016
Investment in associated company	30,793
Other, net	17,310
$160,119

Note 31.  Segment Information

Our operating segments consist of our consolidated businesses, which offer different products and services and are managed separately.  Our reportable segments, based on qualitative and quantitative requirements, are Jefferies, National Beef, and Corporate and other.  Jefferies is a global full-service, integrated securities and investment banking firm.  National Beef processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets.  All other consists of our other financial services businesses and our other merchant banking businesses.  Our other financial services businesses include the Leucadia asset management platform, specialty finance companies, the commercial mortgage banking investment and the investment in HomeFed.  Our other merchant banking businesses primarily include manufacturing, oil and gas exploration and production, real estate, and our investments in fixed wireless broadband services, automobile dealerships, and our gold and silver mining project.

Corporate and other assets primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset), cash and cash equivalents and corporate and other revenues primarily consist of interest, other income and net realized securities gains and losses.  We do not allocate Corporate and other revenues or overhead expenses to the operating units.

Certain information concerning our segments for the years ended December 31, 2014, 2013 and 2012 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies became our wholly-owned subsidiary on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag.  We have made changes to the corporate segment to reflect the way we currently manage our business, and have reclassified the prior years to conform to the current year’s presentation.

	2014	2013	2012
		(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$2,986,325	$2,134,002	$–
National Beef	7,832,424	7,487,724	7,480,934
Corporate and other	60,720	50,190	67,039
Total net revenues related to reportable
segments	10,879,469	9,671,916	7,547,973
All other	607,016	753,830	1,856,611
Total consolidated net revenues	$11,486,485	$10,425,746	$9,404,584

Pre-tax income (loss) from continuing operations:
Reportable Segments:
Jefferies	$358,396	$260,984	$–
National Beef	(40,303)	(42,358)	59,048
Corporate and other	(144,508)	(91,917)	(122,476)
Pre-tax income (loss) from continuing
operations related to reportable segments	173,585	126,709	(63,428)
All other	305,752	491,093	1,585,607
Parent Company interest	(98,115)	(72,217)	(80,150)
Total consolidated pre-tax income from
continuing operations	$381,222	$545,585	$1,442,029

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$78,566	$59,631	$–
National Beef	85,305	88,483	83,063
Corporate and other	5,627	9,924	12,785
Total depreciation and amortization
expenses related to reportable segments	169,498	158,038	95,848
All other	16,495	9,387	20,540
Total consolidated depreciation and
amortization expenses	$185,993	$167,425	$116,388

Identifiable assets employed:
Reportable Segments:
Jefferies (1)	$44,563,808	$40,168,572	$–
National Beef	1,718,521	1,703,662	1,797,152
Corporate and other	3,192,877	4,495,819	3,958,327
Identifiable assets employed related to
reportable segments	49,475,206	46,368,053	5,755,479
All other	2,209,275	942,260	2,786,165
Loans to and investments in associated
companies	939,427	556,468	807,474

Total consolidated assets	$52,623,908	$47,866,781	$9,349,118

Net revenues for Jefferies are recorded in the geographic region in which the position was risk-managed, in the case of investment banking, in which the senior coverage banker is located, or for asset management, according to the location of the investment advisor.  Net revenues by geographic region for Jefferies for the year ended December 31, 2014 and for the period from the Jefferies acquisition through December 31, 2013 were as follows (in thousands):

		For the period from the
	For the year ended	Jefferies acquisition through
	December 31, 2014	December 31, 2013

Americas (2)	$2,257,870	$1,645,110
Europe (3)	634,358	441,795
Asia	94,097	47,097
	$2,986,325	$2,134,002

(1)
At December 31, 2014 and 2013, includes $773.1 million and $701.9 million, respectively, of Jefferies loans to and investments in associated companies and $399.6 million and $524.8 million, respectively, of Jefferies deferred tax asset, net.

(2)	Substantially all relates to United States results.
(3)	Substantially all relates to United Kingdom results.

Consolidated net revenues exclusive of Jefferies principally relate to the United States for 2014, 2013 and 2012.

Net realized securities gains for Corporate and other aggregated $30.4 million, $16.0 million and $46.9 million during 2014, 2013 and 2012, respectively.  In 2013, All other includes realized security gains of $227.6 million related to the sale of Inmet.  In 2012, All other includes realized securities gains of $543.7 million from the sale of our common shares of Fortescue and other income from the gain on the redemption of the FMG Note of $526.2 million.

Interest expense classified as a component of Net revenues relates to Jefferies.  For the years ended December 31, 2014, 2013 and 2012, interest expense classified as a component of Expenses was primarily comprised of National Beef ($14.5 million, $12.3 million and $12.4 million, respectively) and parent company interest ($98.1 million, $72.2 million and $80.2 million, respectively).

Note 32.  Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2014
Net revenues	$2,942,524	$2,851,963	$3,003,643	$2,688,355
Income (loss) from continuing operations	$100,846	$70,190	$58,253	$(14,038)
Income (loss) from discontinued operations, net of taxes	$(8,909)	$(4,240)	$(5,676)	$932
Gain (loss) on disposal of discontinued operations, net of taxes	$-	$500	$7,685	$(6,518)
Net (income) loss attributable to the noncontrolling interest	$(2,537)	$912	$1,058	$1,294
Net (income) loss attributable to the redeemable noncontrolling interests	$5,932	$(1,273)	$(5,625)	$9,582
Preferred stock dividends	$(1,016)	$(1,015)	$(1,016)	$(1,015)
Net income (loss) attributable to
Leucadia National Corporation common shareholders	$94,316	$65,074	$54,679	$(9,763)

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.27	$.18	$.14	$(.01)
Income (loss) from discontinued operations	(.02)	(.01)	(.02)	-
Gain (loss) on disposal of discontinued operations	-	-	.02	(.02)
Net income (loss)	$.25	$.17	$.14	$(.03)
Number of shares used in calculation	368,487	371,979	373,347	373,617

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$.27	$.18	$.14	$(.01)
Income (loss) from discontinued operations	(.02)	(.01)	(.02)	-
Gain (loss) on disposal of discontinued operations	-	-	.02	(.02)
Net income (loss)	$.25	$.17	$.14	$(.03)
Number of shares used in calculation	377,348	373,179	373,375	373,617

2013
Net revenues	$2,297,421	$2,675,449	$2,532,052	$2,920,824
Income from continuing operations	$310,037	$67,918	$29,974	$1,175
Loss from discontinued operations, net of taxes	$(9,423)	$(9,767)	$(19,751)	$(21,085)
Gain (loss) on disposal of discontinued operations, net of taxes	$(325)	$385	$4,160	$8,895
Net (income) loss attributable to the noncontrolling interest	$622	$729	$(253)	$64
Net (income) loss attributable to the redeemable noncontrolling interests	$4,531	$(5,638)	$(10,132)	$20,521
Preferred stock dividends	$(339)	$(1,015)	$(1,027)	$(1,016)
Net income attributable to
Leucadia National Corporation common shareholders	$305,103	$52,612	$2,971	$8,554

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income from continuing operations	$1.13	$.16	$.05	$.05
Loss from discontinued operations	(.03)	(.02)	(.05)	(.05)
Gain (loss) on disposal of discontinued operations	-	-	.01	.02
Net income	$1.10	$.14	$.01	$.02
Number of shares used in calculation	275,735	367,752	367,641	368,146

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income from continuing operations	$1.11	$.16	$.05	$.05
Loss from discontinued operations	(.03)	(.02)	(.05)	(.05)
Gain (loss) on disposal of discontinued operations	-	-	.01	.02
Net income	$1.08	$.14	$.01	$.02
Number of shares used in calculation	281,587	367,837	367,687	368,262
The second quarter of 2013 includes an out of period adjustment of $16.4 million to record Berkadia income related to prior periods.  The fourth quarter of 2013 includes an out of period adjustment of $15.4 million to record real estate impairment charges related to prior periods.

In 2014 and 2013, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Jefferies Group LLC

In our opinion, the accompanying consolidated statement of financial condition as of November 30, 2014 and 2013 and the related consolidated statements of earnings, of comprehensive income, of changes in equity, and of cash flows for the year ended November 30, 2014 and the nine months ended November 30, 2013 present fairly, in all material respects, the financial position of Jefferies Group LLC and its subsidiaries (Successor company) at November 30, 2014 and 2013 and the results of their operations and their cash flows for the year ended November 30, 2014 and the nine months ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Tredway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

January 28, 2015

JEF-1

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Jefferies Group, Inc.

In our opinion, the consolidated statements of earnings, of comprehensive income, of changes in equity and of cash flows of Jefferies Group, Inc. and its subsidiaries (Predecessor company) for the three months ended February 28, 2013 present fairly, in all material respects, the results of operations and cash flows of Jefferies Group, Inc. and its subsidiaries for the three months ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

January 28,2015

JEF-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Jefferies Group LLC:

We have audited the consolidated statement of earnings, comprehensive income, stockholders’ equity, and cash flow of Jefferies Group LLC (formerly Jefferies Group, Inc.) and subsidiaries (the “Company”) for the year ended November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Jefferies Group LLC operations and cash flows for the years ended November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 28, 2013 (January 28, 2014 as to the effects discussed in Note 1—Immaterial Prior Year Adjustments included in the Annual Report on Form 10-K of Jefferies Group LLC and its subsidiaries for the year ended November 30, 2013)

JEF-3

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands)

	November 30,	November 30,
	2014	2013
ASSETS
Cash and cash equivalents ($178 and $176 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	$4,079,968	$3,561,119
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,444,674	3,616,602
Financial instruments owned, at fair value, (including securities pledged of $14,794,488 and $13,253,537 at November 30, 2014 and November 30, 2013, respectively; and $62,990 and $97,912 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	18,636,612	16,650,043
Investments in managed funds	74,365	57,285
Loans to and investments in related parties	773,141	701,873
Securities borrowed	6,853,103	5,359,846
Securities purchased under agreements to resell	3,926,858	3,746,920
Securities received as collateral	5,418	11,063
Receivables:
Brokers, dealers and clearing organizations	2,164,006	2,207,978
Customers	1,250,520	958,246
Fees, interest and other ($363 and $0 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	262,437	251,072
Premises and equipment	251,957	202,467
Goodwill	1,662,636	1,722,346
Other assets ($0 and $2,275 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	1,131,953	1,130,136

Total assets	$44,517,648	$40,176,996

LIABILITIES AND EQUITY
Short-term borrowings	$12,000	$12,000
Financial instruments sold, not yet purchased, at fair value	8,881,268	7,271,613
Collateralized financings:
Securities loaned	2,598,487	2,506,122
Securities sold under agreements to repurchase	10,672,157	10,779,845
Other secured financings ($597,999 and $226,000 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	605,824	234,711
Obligation to return securities received as collateral	5,418	11,063
Payables:
Brokers, dealers and clearing organizations	2,280,103	1,320,700
Customers	6,241,965	5,169,321
Accrued expenses and other liabilities ($589 and $706 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	1,273,378	1,217,141
Long-term debt	6,483,617	6,232,806

Total liabilities	39,054,217	34,755,322

EQUITY
Member’s paid-in capital	5,439,256	5,280,420
Accumulated other comprehensive income:
Currency translation adjustments	(9,654)	21,341
Additional minimum pension liability	(5,019)	2,759

Total accumulated other comprehensive income	(14,673)	24,100

Total member’s equity	5,424,583	5,304,520
Noncontrolling interests	38,848	117,154

Total equity	5,463,431	5,421,674

Total liabilities and equity	$44,517,648	$40,176,996

See accompanying notes to consolidated financial statements.

JEF-4

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Revenues:
Commissions	$668,801	$472,596	$146,240	$548,437
Principal transactions	532,292	399,091	300,278	1,035,974
Investment banking	1,529,274	1,003,517	288,278	1,125,883
Asset management fees and investment income from managed funds	17,047	36,093	10,883	26,966
Interest	1,019,970	714,248	249,277	1,031,839
Other	78,881	94,195	27,004	164,974

Total revenues	3,846,265	2,719,740	1,021,960	3,934,073
Interest expense	856,127	579,059	203,416	872,421

Net revenues	2,990,138	2,140,681	818,544	3,061,652
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368	10,961	42,883

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,990,138	2,137,313	807,583	3,018,769

Non-interest expenses:
Compensation and benefits	1,698,530	1,213,908	474,217	1,770,798
Non-compensation expenses:
Floor brokerage and clearing fees	215,329	150,774	46,155	183,013
Technology and communications	268,212	193,683	59,878	244,511
Occupancy and equipment rental	107,767	86,701	24,309	97,397
Business development	106,984	63,115	24,927	95,330
Professional services	109,601	72,802	24,135	73,427
Bad debt provision	55,355	179	1,945	1,152
Goodwill impairment	54,000	—	—	—
Other	71,339	91,856	12,530	61,346

Total non-compensation expenses	988,587	659,110	193,879	756,176

Total non-interest expenses	2,687,117	1,873,018	668,096	2,526,974

Earnings before income taxes	303,021	264,295	139,487	491,795
Income tax expense	142,061	94,686	48,645	168,646

Net earnings	160,960	169,609	90,842	323,149
Net earnings attributable to noncontrolling interests	3,400	8,418	10,704	40,740

Net earnings attributable to Jefferies Group LLC/common stockholders	$157,560	$161,191	$80,138	$282,409

Earnings per common share:
Basic	N/A	N/A	$0.35	$1.23
Diluted	N/A	N/A	$0.35	$1.22
Dividends declared per common share	N/A	N/A	$0.075	$0.300
Weighted average common shares:
Basic	N/A	N/A	213,732	215,989
Diluted	N/A	N/A	217,844	220,101

See accompanying notes to consolidated financial statements.

JEF-5

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Net earnings	$160,960	$169,609	$90,842	$323,149

Other comprehensive income (loss), net of tax:
Currency translation adjustments	(30,995)	21,341	(10,018)	1,511
Minimum pension liability adjustments, net of tax (1)	(7,778)	2,759	—	(4,158)

Total other comprehensive income (loss), net of tax (2)	(38,773)	24,100	(10,018)	(2,647)

Comprehensive income:	122,187	193,709	80,824	320,502
Net earnings attributable to noncontrolling interests	3,400	8,418	10,704	40,740

Comprehensive income attributable to Jefferies Group LLC/common stockholders	$118,787	$185,291	$70,120	$279,762

(1)	Includes income tax benefit of $0.5 million, $2.5 million, $-0- and $0.2 million for the year ended November 30, 2014, nine months ended November 30, 2013, three months ended February 28, 2013, and for the year ended November 30, 2012.
(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEF-6

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amount)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Common stock, par value $0.0001 per share
Balance, beginning of period	$—	$—	$20	$20
Issued	—	—	1	1
Retired	—	—	—	(1)

Balance, end of period	$—	$—	$21	$20

Member’s paid-in capital
Balance, beginning of period	$5,280,420	$4,754,101	$—	$—
Contributions	—	362,255	—	—
Net earnings to Jefferies Group LLC	157,560	161,191	—	—
Tax benefit for issuance of share-based awards	1,276	2,873	—	—

Balance, end of period	$5,439,256	$5,280,420	$—	$—

Additional paid-in capital
Balance, beginning of period	$—	$—	$2,219,959	$2,207,410
Benefit plan share activity (1)	—	—	3,138	12,076
Share-based expense, net of forfeitures and clawbacks	—	—	22,288	83,769
Proceeds from exercise of stock options	—	—	57	104
Acquisitions and contingent consideration	—	—	2,535	—
Tax (deficiency) benefit for issuance of share-based awards	—	—	(17,965)	19,789
Equity component of convertible debt, net of tax	—	—	—	(427)
Dividend equivalents on share-based plans	—	—	1,418	6,531
Retirement of treasury stock	—	—	—	(109,293)

Balance, end of period	$—	$—	$2,231,430	$2,219,959

Retained earnings
Balance, beginning of period	$—	$—	$1,281,855	$1,067,858
Net earnings to common shareholders	—	—	80,138	282,409
Dividends	—	—	(17,217)	(68,412)

Balance, end of period	$—	$—	$1,344,776	$1,281,855

Accumulated other comprehensive income (loss) (2) (3)
Balance, beginning of period	$24,100	$—	$(53,137)	$(50,490)
Currency adjustment	(30,995)	21,341	(10,018)	1,511
Pension adjustment, net of tax	(7,778)	2,759	—	(4,158)

Balance, end of period	$(14,673)	$24,100	$(63,155)	$(53,137)

Treasury stock, at cost
Balance, beginning of period	$—	$—	$(12,682)	$(486)
Purchases	—	—	(166,541)	(113,562)
Returns / forfeitures	—	—	(1,922)	(7,928)
Retirement of treasury stock	—	—	—	109,294

Balance, end of period	$—	$—	$(181,145)	$(12,682)

Total member’s / common stockholders’ equity	$5,424,583	$5,304,520	$3,331,927	$3,436,015

Noncontrolling interests
Balance, beginning of period	$117,154	$356,180	$346,738	$312,663
Net earnings attributable to noncontrolling interests	3,400	8,418	10,704	40,740
Contributions	39,075	100,210	—	—
Distributions	—	(25)	(1,262)	(13,570)
Redemptions	—	(347,629)	—	—
(Deconsolidation) Consolidation of asset management entity	(120,781)	—	—	6,905

Balance, end of period	$38,848	$117,154	$356,180	$346,738

Total equity	$5,463,431	$5,421,674	$3,688,107	$3,782,753

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
(2)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
(3)	There were no reclassifications out of Accumulated other comprehensive income during the year ended November 30, 2014 and nine months ended November 30, 2013.

See accompanying notes to consolidated financial statements.

JEF-7

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Cash flows from operating activities:
Net earnings	$160,960	$169,609	$90,842	$323,149

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	691	(2,509)	17,393	72,692
Goodwill impairment	54,000	—	—	—
Gain on repurchase of long-term debt	—	—	—	(9,898)
Gain on sale of mortgage servicing rights	—	—	—	(23,826)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368	10,961	42,883
Accruals related to various benefit plans and stock issuances, net of forfeitures	—	—	23,505	87,918
Deferred income taxes	122,195	31,284	30,835	84,643
Income on loans to and investments in related parties	(90,243)	(92,181)	—	—
Distributions received on investments in related parties	53,985	37,742	—	—
Other adjustments	(78,064)	(14,740)	(1,154)	(7,462)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	166,108	113,754	352,891	(738,117)
Receivables:
Brokers, dealers and clearing organizations	11,872	506,774	(1,225,840)	(101,903)
Customers	(294,412)	(170,286)	67,626	200,679
Fees, interest and other	(12,062)	(29,388)	(29,149)	(33,694)
Securities borrowed	(1,497,438)	(41,678)	(224,557)	75,379
Financial instruments owned	(2,243,053)	(200,974)	229,394	52,737
Loans to and investments in related parties	—	—	(197,166)	7,302
Investments in managed funds	13,473	2,674	(2,213)	12,977
Securities purchased under agreements to resell	(200,568)	(156,197)	(224,418)	(463,829)
Other assets	(146,114)	47,296	(5,346)	(22,178)
Payables:
Brokers, dealers and clearing organizations	968,615	(532,255)	(1,018,241)	(82,031)
Customers	1,089,423	(224,772)	(124,233)	804,539
Securities loaned	95,607	600,539	(28,138)	227,737
Financial instruments sold, not yet purchased	1,832,930	(2,511,777)	2,327,667	801,971
Securities sold under agreements to repurchase	(84,303)	2,794,412	(197,493)	(1,439,130)
Accrued expenses and other liabilities	69,459	414,515	(267,336)	316,367

Net cash (used in) provided by operating activities	(6,939)	745,210	(394,170)	188,905

Cash flows from investing activities:
Contributions to loans to and investments in related parties	(2,786,394)	(2,241,232)	—	—
Distributions from loans to and investments in related parties	2,751,384	2,360,691	—	—
Net payments on premises and equipment	(110,536)	(48,534)	(10,706)	(63,236)
Cash received in connection with acquisition during the period, net of cash acquired	—	—	—	2,257
Cach disposed in connection with disposal of reporting units, net of cash received	—	(4,939)	—	—
Cash received from sales of mortgage servicing rights	—	—	—	30,851
(Deconsolidation) consolidation of asset management entity	(137,856)	—	—	9,711
Cash received from contingent consideration	6,253	3,796	1,203	4,104
Cash paid from contingent consideration	—	—	—	(1,172)

Net cash (used in) provided by investing activities	(277,149)	69,782	(9,503)	(17,485)

Continued on next page.

JEF-8

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(In thousands)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$1,921	$3,054	$5,682	$31,413
Proceeds from short-term borrowings	18,965,163	13,623,650	6,744,000	12,912,063
Payments on short-term borrowings	(18,965,163)	(13,711,650)	(6,794,000)	(12,819,557)
Proceeds from secured credit facility	2,819,000	920,000	900,000	1,325,000
Payments on secured credit facility	(2,849,000)	(980,000)	(990,007)	(1,075,000)
Repayment of long-term debt	(250,000)	—	—	(253,232)
Net proceeds from other secured financings	371,113	114,711	60,000	—
Payments on repurchase of long-term debt	—	—	—	(1,435)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	—	(64)	(61)	(5,366)
Payments on repurchase of common stock	—	—	(166,541)	(113,562)
Payments on dividends	—	—	(15,799)	(61,881)
Proceeds from exercise of stock options, not including tax benefits	—	—	57	104
Net proceeds from issuance of senior notes, net of issuance costs	681,222	—	991,469	201,010
Proceeds from contributions of noncontrolling interests	39,075	100,210	—	—
Payments on distributions to noncontrolling interests	—	(347,654)	(1,262)	(13,570)

Net cash provided by (used in) financing activities	813,331	(277,743)	733,538	125,987

Effect of exchange rate changes on cash and cash equivalents	(10,394)	5,912	(4,502)	1,391

Net increase in cash and cash equivalents	518,849	543,161	325,363	298,798
Cash and cash equivalents at beginning of period	3,561,119	3,017,958	2,692,595	2,393,797

Cash and cash equivalents at end of period	$4,079,968	$3,561,119	$3,017,958	$2,692,595

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$922,194	$638,657	$178,836	$869,354
Income taxes paid (refunds), net	120,703	55,251	(34,054)	43,113

Noncash financing activities:

In connection with the transaction with Leucadia National Corporation, Jefferies Group LLC recorded accounting adjustments for the Leucadia Transaction, which resulted in changes to equity. Refer to Note 4, Leucadia and Related Transactions, for further details.

On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH to Jefferies Group, LLC. The contribution was recorded as a capital contribution and increased member’s equity by $362.3 million. Refer to Note 4, Leucadia and Related Transactions, for further details.

See accompanying notes to consolidated financial statements.

JEF-9

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEF-10

Note 1. Organization and Basis of Presentation

Organization

Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Jefferies Group LLC was previously known as Jefferies Group, Inc., which on March 1, 2013 was converted into a limited liability company and renamed Jefferies Group LLC. In addition, certain subsidiaries of Jefferies Group, Inc. also converted into limited liability companies. The accompanying Consolidated Financial Statements therefore refer to Jefferies Group LLC and represent the accounts of Jefferies Group, Inc., as it was formerly known, and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Bache Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Mortgage Funding, LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.

On March 1, 2013, Jefferies Group LLC, through a series of transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries, retain a credit rating separate from Leucadia and remain a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is also the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is also Leucadia’s President and a Director of Leucadia.

We operate in two business segments, Capital Markets and Asset Management. Capital Markets, which represents substantially our entire business, includes our securities, commodities, futures and foreign exchange trading and investment banking activities, which provides the research, sales, trading, origination and advisory effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds and separate accounts.

On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a broker-dealer in the United States of America (“U.S.”)), with Jefferies as the surviving entity. In addition, on April 1, 2013, we merged Jefferies High Yield Trading, LLC (our high yield trading broker-dealer) with Jefferies and our high yield activities are now conducted by Jefferies. In addition, during the three months ended May 31, 2013, we redeemed the third party interests in our high yield joint venture.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information.

As more fully described in Note 4, Leucadia and Related Transactions, the Leucadia Transaction is accounted for using the acquisition method of accounting, which requires that the assets, including identifiable intangible assets, and liabilities of Jefferies Group LLC be recorded at their fair values. The application of the acquisition method of accounting has been pushed down and reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The application of push down accounting represents the termination of the prior reporting entity and the creation of a new reporting entity, which do not have the same bases of accounting. As a result, our consolidated financial statements are presented for periods subsequent to March 1, 2013 for the new reporting entity (the “Successor”), and before March 1, 2013 for the prior reporting entity (the “Predecessor.”) The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting.

JEF-11

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

Cash Flow Statement Presentation

Amounts relating to loans and investments in related parties are classified as components of investing activities on the Consolidated Statements of Cash Flows to conform to the presentation of our Parent company in connection with the establishment of a new accounting entity through the application of push down accounting. These amounts are classified by the Predecessor entity as operating activities for reporting periods prior to the Leucadia Transaction.

Consolidation

Our policy is to consolidate all entities in which we control by ownership a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.

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

Immaterial Adjustments

We have made correcting adjustments (referred to as “adjustments”) to our financial statements at November 30, 2013. The first adjustment relates to a decrease of $88.7 million to Receivables from customers and a corresponding increase to Receivables from brokers, dealers and clearing organizations. The second adjustment relates to a decrease of $39.4 million to Payables from customers and a corresponding increase to Payables from brokers, dealers and clearing organizations. There was no change to Total assets or Total liabilities at November 30, 2013 as a result of these adjustments. The adjustments had the impact of increasing the Net change in Receivables: Brokers, dealers and clearing organizations by $170.5 million, decreasing the Net change in Receivables: Customers by $170.5 million, decreasing the Net change in Payables: Brokers, dealers and clearing organizations by $24.5 million, and increasing the Net change in Payables: Customers by $24.5 million on the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013. The adjustments had the impact of decreasing the Net change in Receivables: Brokers, dealers and clearing organizations by $198.2 million, increasing the Net change in Receivables: Customers by $198.2 million, increasing the Net change in Payables: Brokers, dealers and clearing organizations by $13.1 million, and decreasing the Net change in Payables: Customers by $13.1 million on the Consolidated Statements of Cash Flows for the three months ended February, 2013. There was no impact on Net cash (used in) provided by operating activities on the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and the three months ended February 28, 2013. These adjustments were made in order to classify amounts arising from unsettled securities transactions with other broker dealers. We do not believe these adjustments are material to our financial statements for any previously reported period.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided

JEF-12

by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Earnings. The commissions and related expenses on client transactions executed by Jefferies, a futures commission merchant (“FCM”), are recorded on a half-turn basis.

Principal Transactions. Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in the Consolidated Statements of Earnings on a trade-date basis. Fees received on loans carried at fair value are also recorded within Principal transaction revenues.

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

Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transaction revenues in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short- and long-term borrowings on an accrual basis with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Cash Equivalents

Cash equivalents include highly liquid investments, including certificates of deposit and money market funds, not held for resale with original maturities of three months or less.

JEF-13

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.

Financial Instruments and Fair Value

Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. These instruments primarily represent our trading activities and include both cash and derivative products. Gains and losses are recognized in Principal transaction revenues in our Consolidated Statements of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date.

Level 2:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:	Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Financial instruments are valued at quoted market prices, if available. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets our best estimate of fair value. We use prices and inputs that are current at the measurement date. For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

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

JEF-14

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

Valuation Process for Financial Instruments

Our Independent Price Verification (“IPV”) Group, which is part of our Finance department, in partnership with Risk Management, is responsible for establishing our valuation policies and procedures. The IPV Group and Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which is comprised of our Chief Financial Officer, Global Controller, Chief Risk Officer and Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

Price Testing Process. The business units are responsible for determining the fair value of our financial instruments using approved valuation models and methodologies. In order to ensure that the business unit valuations represent a fair value exit price, the IPV Group tests and validates the fair value of our financial instruments inventory. In the testing process, the IPV Group obtains prices and valuation inputs from independent sources, consistently adheres to established procedures set forth in our valuation policies for sourcing prices and valuation inputs and utilizing valuation methodologies. Sources used to validate fair value prices and inputs include, but are not limited to, exchange data, recently executed transactions, pricing data obtained from third party vendors, pricing and valuation services, broker quotes and observed comparable transactions.

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

JEF-15

Third Party Pricing Information. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the external data providers’ valuation methodologies. For corporate, U.S. government and agency and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is thus not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

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

Loans to and Investments in Related Parties

Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. (See Note 11, Investments, and Note 25, Related Party Transactions, for additional information regarding certain of these investments.)

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

JEF-16

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest income and Interest expense on our Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis by counterparty, where permitted by generally accepted accounting principles. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. Premises and equipment includes internally developed software, which was increased to its fair market value in the allocation of the purchase price on March 1, 2013. The revised carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life. (See Note 4, Leucadia and Related Transactions for more information regarding the allocation of the purchase price.)

At November 30, 2014 and November 30, 2013, furniture, fixtures and equipment, including amounts under capital leases, amounted to $351.1 million and $278.5 million, respectively, and leasehold improvements amounted to $156.9 million and $134.1 million, respectively. Accumulated depreciation and amortization was $256.0 million and $210.1 million at November 30, 2014 and November 30, 2013, respectively.

Depreciation and amortization expense amounted to $58.0 million for the year ended November 30, 2014, $38.8 million for the nine months ended November 30, 2013, $12.9 million for the three months ended February 28, 2013, and $50.5 million for the year ended November 30, 2012, respectively.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting units goodwill.

The fair value of reporting units are based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable

JEF-17

exchange traded companies and multiples of merger and acquisitions of similar businesses and discounted cash flow methodologies that incorporate an appropriate risk-adjusted discount rate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

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

Refer to Note 12, Goodwill and Other Intangible Assets, for further information.

Income Taxes

Prior to the Leucadia Transaction, we filed a consolidated U.S. federal income tax return, which included all of our qualifying subsidiaries. Subsequently, our results of operations are included in the consolidated federal and applicable state income tax returns filed by Leucadia. In states that neither accept nor require combined or unitary tax returns, certain subsidiaries file separate state income tax returns. We also are subject to income tax in various foreign jurisdictions in which we operate. We account for our provision for income taxes using a “separate return” method. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are between us and Leucadia settle current tax assets and liabilities.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting, the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax basis of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the basis differences. Jefferies provides deferred taxes on its temporary differences and on any carryforwards that it could claim on its hypothetical tax return. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected separate return results. The tax benefit related to Leucadia dividends and dividend equivalents paid on nonvested share-based payment awards are recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Equity.

We record uncertain tax positions using a two-step process: (i) we determine whether it is more likely than not that each tax position will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

JEF-18

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

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At November 30, 2014, we have reserved approximately $1.9 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. Gains or losses resulting from foreign currency transactions are included in Principal transaction revenues in the Consolidated Statements of Earnings.

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

JEF-19

Earnings per Common Share

As a single member limited liability company, earnings per share is not calculated for Jefferies Group LLC (the Successor company).

Prior to the Leucadia Transaction, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor periods, basic earnings per share (“EPS”) was computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. For Predecessor periods, diluted EPS was computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. Restricted stock and Restricted stock units (“RSUs”) granted as part of our share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, Basic and Diluted earnings per share were calculated under the two-class method.

Note 3. Accounting Developments

Accounting Standards to be Adopted in Future Periods

Repurchase Agreements. In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The guidance is effective prospectively in the second quarter of fiscal 2015. We do not expect this guidance to significantly affect our results of operations, financial condition or cash flows and we will provide the additional disclosures in our consolidated financial statements.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2017. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Discontinued Operations. In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance is effective beginning in the first quarter of 2015. We do not expect the guidance to have a significant impact on our consolidated financial position or results of operations upon adoption.

Income Taxes. In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to

JEF-20

use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. We do not expect that the adoption of this update will have a material effect on our consolidated financial statements.

Adopted Accounting Standards

Balance Sheet Offsetting Disclosures. In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The updates require new disclosures regarding balance sheet offsetting and related arrangements. For derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions, the updates require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. We adopted the guidance effective December 1, 2013, presenting the additional disclosures in our notes to consolidated financial statements. This guidance did not amend the existing guidance on when it is appropriate to offset; as a result, the adoption of this guidance did not affect our financial condition, results of operations or cash flows.

Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted the guidance effective March 1, 2013, presenting the additional disclosures within our Consolidated Statements of Changes in Equity. Adoption did not affect our results of operations, financial condition or cash flows.

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

JEF-21

The adoption of this guidance for transactions beginning on or after January 1, 2012 did not have an impact on our financial condition, results of operations or cash flows.

Note 4. Leucadia and Related Transactions

Leucadia Transaction

On March 1, 2013, Jefferies Group LLC completed a business combination with Leucadia and became a wholly-owned subsidiary of Leucadia as described in Note 1, Organization and Basis of Presentation. Each share of Jefferies Group Inc.’s common stock outstanding was converted into common shares of Leucadia at an Exchange Ratio of 0.81 of a Leucadia common share for each share of Jefferies Group, Inc. (the “Exchange Ratio”). Leucadia exchanged Jefferies Group, Inc.’s $125.0 million 3.25% Series A-1 Convertible Cumulative Preferred Stock for a new series of Leucadia $125.0 million 3.25% Cumulative Convertible Preferred Shares. In addition, each restricted share and restricted stock unit of Jefferies Group, Inc. common stock was converted at the Exchange Ratio, into an equivalent award of shares of Leucadia, with all such awards for Leucadia shares subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.

Leucadia did not assume or guarantee any of our outstanding debt securities, but our 3.875% Convertible senior Debentures due 2029 with an aggregate principal amount of $345.0 million became convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same.

The Leucadia Transaction resulted in a change in our ownership and was recorded under the acquisition method of accounting by Leucadia and pushed-down to us by allocating the total purchase consideration of $4.8 billion to the cost of the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed is recorded as goodwill. The goodwill arising from the Leucadia Transaction consists largely of our commercial potential and the value of our assembled workforce.

In connection with the Leucadia Transaction, we recognized $11.5 million, $2.1 million and $4.7 million in transaction costs during the nine months ended November 30, 2013, three months ended February 28, 2013, and the year ended November 30, 2012, respectively.

The summary computation of the purchase price and the fair values assigned to the assets and liabilities are presented as follows (in thousands except share amounts):

Purchase Price
Jefferies common stock outstanding	205,368,031
Less: Jefferies common stock owned by Leucadia	(58,006,024)

Jefferies common stock acquired by Leucadia	147,362,007
Exchange ratio	0.81

Leucadia’s shares issued (excluding for Jefferies shares held by Leucadia)	119,363,226
Less: restricted shares issued for share-based payment awards (1)	(6,894,856)

Leucadia’s shares issued, excluding share-based payment awards	112,468,370
Closing price of Leucadia’s common stock (2)	$26.90

Fair value of common shares acquired by Leucadia	3,025,399
Fair value of 3.25% cumulative convertible preferred shares (3)	125,000
Fair value of shares-based payment awards (4)	343,811
Fair value of Jefferies shares owned by Leucadia (5)	1,259,891

Total purchase price	$4,754,101

(1)	Represents shares of restricted stock included in Jefferies common stock outstanding that contained a future service requirement at March 1, 2013.
(2)	The value of the shares of common stock exchanged with Jefferies shareholders was based upon the closing price of Leucadia’s common stock at February 28, 2013, the last trading day prior to the date of acquisition.
(3)	Represents Leucadia’s 3.25% Cumulative Convertible Preferred Shares issued in exchange for Jefferies Group, Inc.’s 3.25% Series A-1 Convertible Cumulative Preferred Stock.

JEF-22

(4)	The fair value of share-based payment awards is calculated in accordance with ASC 718, Compensation – Stock Compensation. Share-based payment awards attributable to pre-combination service are included as part of the total purchase price. Share-based payment awards attributable to pre-combination service is estimated based on the ratio of the pre-combination service performed to the original service period of the award.
(5)	The fair value of Jefferies shares owned by Leucadia was based upon a price of $21.72, the closing price of Jefferies common stock at February 28, 2013.

Assets acquired:
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (1)	15,551
Finite-lived intangible customer relationships (1)	136,002
Finite-lived trade name (1)	131,299
Other assets	939,600

Total assets	$38,036,242

Liabilities assumed:
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obligation to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	793,843
Long-term debt	6,362,024
Mandatorily redeemable preferred interests	358,951

Total liabilities	$34,646,341

Noncontrolling interests	356,180

Fair value of net assets acquired, excluding goodwill	$3,033,721

Goodwill	$1,720,380

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.

The goodwill of $1.7 billion is not deductible for tax purposes.

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

JEF-23

Note 5. Acquisition

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

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, specifically the Hoare Govett trademark/trade name, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2012 and is reported within the Capital Markets business segment. Approximately $0.4 million was recognized at the date of acquisition as the fair value of the Hoare Govett trade name. (See Note 12, Goodwill and Other Intangible Assets for further details.) Additionally, on February 1, 2012, we recognized a deferred tax liability of approximately $0.1 million, recorded within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

Our results of operations for the year ended November 30, 2012 include the results of operations of Hoare Govett for ten months for the period from February 1, 2012 to November 30, 2012. The acquisition closed on February 29, 2012.

Note 6. Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis at November 30, 2014 and November 30, 2013 by level within the fair value hierarchy (in thousands):

JEF-24

	November 30, 2014
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,178,837	$226,441	$20,964	$—	$2,426,242
Corporate debt securities	—	3,342,276	55,918	—	3,398,194
Collateralized debt obligations	—	306,218	91,498	—	397,716
U.S. government and federal agency securities	2,694,268	81,273	—	—	2,775,541
Municipal securities	—	590,849	—	—	590,849
Sovereign obligations	1,968,747	790,764	—	—	2,759,511
Residential mortgage-backed securities	—	2,879,954	82,557	—	2,962,511
Commercial mortgage-backed securities	—	966,651	26,655	—	993,306
Other asset-backed securities	—	137,387	2,294	—	139,681
Loans and other receivables	—	1,458,760	97,258	—	1,556,018
Derivatives	65,145	5,046,278	54,190	(4,759,345)	406,268
Investments at fair value	—	73,152	95,389	—	168,541
Physical commodities	—	62,234	—	—	62,234

Total financial instruments owned	$6,906,997	$15,962,237	$526,723	$(4,759,345)	$18,636,612

Cash and cash equivalents	$4,079,968	$—	$—	$—	$4,079,968
Investments in managed funds	$—	$19,383	$54,982	$—	$74,365
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,444,674	$—	$—	$—	$3,444,674
Securities received as collateral	$5,418	$—	$—	$—	$5,418

Total Level 3 assets			$581,705

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,911,145	$74,681	$38	$—	$1,985,864
Corporate debt securities	—	1,611,994	223	—	1,612,217
Collateralized debt obligations	—	4,557	—	—	4,557
U.S. government and federal agency securities	2,253,055	—	—	—	2,253,055
Sovereign obligations	1,217,075	574,010	—	—	1,791,085
Loans	—	856,525	14,450	—	870,975
Derivatives	52,778	5,117,803	49,552	(4,856,618)	363,515

Total financial instruments sold, not yet purchased	$5,434,053	$8,239,570	$64,263	$(4,856,618)	$8,881,268

Obligation to return securities received as collateral	$5,418	$—	$—	$—	$5,418
Other secured financings	$—	$—	$30,825	$—	$30,825
Embedded conversion option	$—	$—	$693	$—	$693

(1)	As of December 1, 2013, equity options presented within Financial instruments owned and Financial instruments sold, not yet purchased of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $453.7 million and Commodities Futures Trading Commission (“CFTC”) approved money market funds with a fair value of $545.0 million.

JEF-25

	November 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,913,220	$175,493	$9,884	$—	$2,098,597
Corporate debt securities	—	2,957,102	25,666	—	2,982,768
Collateralized debt obligations	—	182,095	37,216	—	219,311
U.S. government and federal agency securities	2,293,221	40,389	—	—	2,333,610
Municipal securities	—	664,054	—	—	664,054
Sovereign obligations	1,458,803	889,685	—	—	2,348,488
Residential mortgage-backed securities	—	2,932,268	105,492	—	3,037,760
Commercial mortgage-backed securities	—	1,130,410	17,568	—	1,147,978
Other asset-backed securities	—	55,475	12,611	—	68,086
Loans and other receivables	—	1,203,238	145,890	—	1,349,128
Derivatives	40,952	2,472,237	1,493	(2,253,589)	261,093
Investments at fair value	—	40	101,242	—	101,282
Physical commodities	—	37,888	—	—	37,888

Total financial instruments owned	$5,706,196	$12,740,374	$457,062	$(2,253,589)	$16,650,043

Cash and cash equivalents	$3,561,119	$—	$—	$—	$3,561,119
Investments in managed funds	$—	$—	$57,285	$—	$57,285
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,616,602	$—	$—	$—	$3,616,602
Securities received as collateral	$11,063	$—	$—	$—	$11,063

Total Level 3 assets			$514,347

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,782,903	$40,358	$38	$—	$1,823,299
Corporate debt securities	—	1,346,078	—	—	1,346,078
U.S. government and federal agency securities	1,324,326	—	—	—	1,324,326
Sovereign obligations	1,360,269	471,088	—	—	1,831,357
Residential mortgage-backed securities	—	34,691	—	—	34,691
Loans	—	672,838	22,462	—	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	—	36,483	—	—	36,483

Total financial instruments sold, not yet purchased	$4,511,327	$5,081,999	$30,898	$(2,352,611)	$7,271,613

Obligation to return securities received as collateral	$11,063	$—	$—	$—	$11,063
Other secured financings	$—	$31,000	$8,711	$—	$39,711
Embedded conversion option	$—	$—	$9,574	$—	$9,574

(1)	During the nine months ended November 30, 2013, we transferred listed equity options with a fair value of $403.0 million within Financial instruments owned and $423.0 million within Financial instruments sold, not yet purchased from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $304.2 million.

JEF-26

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•	Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 or Level 3 of the fair value hierarchy.

•	Non-exchange Traded Equity Securities: Non-exchange traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•	Equity warrants: Non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•	Corporate Bonds: Corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed for recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and comprise a limited portion of our corporate bonds.

•	High Yield Corporate and Convertible Bonds: A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed for recently executed market transactions of comparable size. Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transitions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including but not limited to collateral type, tranche type, rating, origination year, prepayment rates, default rates, and severities.

JEF-27

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized within Level 1 of the fair value hierarchy.

•	U.S. Agency Issued Debt Securities: Callable and non-callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services and are generally categorized within Level 1 or Level 2 of the fair value hierarchy.

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

Residential Mortgage-Backed Securities

•	Agency Residential Mortgage-Backed Securities: Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and interest-only and principal-only securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

•	Agency Residential Interest-Only and Inverse Interest-Only Securities (“Agency Inverse IOs”): The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 or Level 3 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

•	Non-Agency Residential Mortgage-Backed Securities: Fair values are determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.

Commercial Mortgage-Backed Securities

•	Agency Commercial Mortgage-Backed Securities: Government National Mortgage Association (“GNMA”) project loans are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation for various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

JEF-28

•	Non-Agency Commercial Mortgage-Backed Securities: Non-agency commercial mortgage-backed securities are measured using pricing data obtained from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are determined using pricing data obtained from external pricing services and prices observed for recently executed market transactions.

Loans and Other Receivables

•	Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by market transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

•	Participation Certificates in Agency Residential Loans: Valuations of participation certificates in agency residential loans are based on observed market prices of recently executed purchases and sales of similar loans. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions and availability of data provider pricing.

•	Project Loans and Participation Certificates in GNMA Project and Construction Loans: Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations of assets with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans incorporating an evaluation for various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

•	Consumer Loans and Funding Facilities: Consumer and small business whole loans and related funding facilities are valued based on observed market transactions incorporating additional valuation inputs including, but not limited to, delinquency and default rates, prepayment rates, borrower characteristics, loan risk grades and loan age. These assets are categorized within Level 2 or Level 3 of the fair value hierarchy.

•	Escrow and Trade Claim Receivables: Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent trade activity in the same security.

Derivatives

•	Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security, use similar valuation approaches as those applied to over-the-counter derivative contracts and are categorized within Level 2 of the fair value hierarchy.

•	OTC Derivative Contracts: Over-the-counter (“OTC”) derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

JEF-29

OTC options include OTC equity, foreign exchange and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Credit default swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

JEF-30

The following tables present information about our investments in entities that have the characteristics of an investment company at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$44,983	$—	Monthly, Quarterly
High Yield Hedge Funds (3)	204	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will

Total (7)	$114,081	$26,117

	November 30, 2013
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$20,927	$—	Monthly, Quarterly
High Yield Hedge Funds (3)	244	—	—
Fund of Funds (4)	494	94	—
Equity Funds (5)	66,495	40,816	—
Convertible Bond Funds (6)	3,473	—	At Will

Total (7)	$91,633	$40,910

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds’ capital statements.
(2)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2014 and November 30, 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30—90 days prior written notice.
(3)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.
(4)	Includes investments in fund of funds that invest in various private equity funds. At November 30, 2014 and November 30, 2013, approximately 95% and 98%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.
(5)	At November 30, 2014 and November 30, 2013, investments representing approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.
(6)	This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with five days prior written notice.
(7)	Investments at fair value in the Consolidated Statements of Financial Condition at November 30, 2014 and November 30, 2013 include $128.8 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

JEF-31

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets. In addition, at November 30, 2014 and November 30, 2013, Other secured financings includes $7.8 million and $8.7 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

Embedded Conversion Option

The embedded conversion option presented within long-term debt represents the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and categorized as Level 3 within the fair value hierarchy. The conversion option was valued using a convertible bond model using as inputs the price of Leucadia’s common stock, the conversion strike price, 252-day historical volatility, a maturity date of November 1, 2017 (the first put date), dividend yield and the risk-free interest rate curve.

Pricing Information

At November 30, 2014 and November 30, 2013, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	November 30, 2014		November 30, 2013
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	12%	20%	12%	25%
Recently observed transaction prices	4%	2%	5%	4%
External pricing services	71%	69%	68%	66%
Broker quotes	4%	3%	3%	3%
Valuation techniques	9%	6%	12%	2%

	100%	100%	100%	100%

JEF-32

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2014 (in thousands):

	Successor
	Year Ended November 30, 2014
	Balance at November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/(out of) Level 3	Balance at November 30, 2014	Change in unrealized gains/(losses) relating to instruments still held at November 30, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$957	$18,138	$(12,826)	$—	$—	$4,811	$20,964	$2,324
Corporate debt securities	25,666	2,456	62,933	(51,094)	—	—	15,867	55,918	16,000
Collateralized debt obligations	37,216	(2,303)	179,720	(170,991)	(1,297)	—	49,153	91,498	8,159
U.S government and federal agency securities	—	13	2,505	(2,518)	—	—	—	—	—
Residential mortgage-backed securities	105,492	(9,870)	42,632	(61,689)	(1,847)	—	7,839	82,557	(4,679)
Commercial mortgage-backed securities	17,568	(4,237)	49,159	(51,360)	(782)	—	16,307	26,655	(2,384)
Other asset-backed securities	12,611	1,784	4,987	(18,002)	—	—	914	2,294	1,484
Loans and other receivables	145,890	(31,311)	130,169	(92,140)	(60,390)	—	5,040	97,258	(26,864)
Investments, at fair value	101,242	16,522	34,993	(46,315)	(1,243)	—	(9,810)	95,389	865
Investments in managed funds	57,285	(13,541)	14,876	(315)	—	—	(3,323)	54,982	(13,541)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(149)	(565)	960	—	—	(23)	223	(8)
Net derivatives (2)	6,905	15,055	(24,682)	1,094	322	—	(3,332)	(4,638)	(15,615)
Loans	22,462	—	(18,332)	11,338	—	—	(1,018)	14,450	—
Other secured financings	8,711	—	—	—	(17,525)	39,639	—	30,825	—
Embedded conversion option	9,574	(8,881)	—	—	—	—	—	693	8,881

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2014

During the year ended November 30, 2014, transfers of assets of $145.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Non-agency residential mortgage-backed securities of $30.3 million and commercial mortgage-backed securities of $16.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.5 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $49.6 million which have little to no transparency related to trade activity;

•	Corporate debt securities of $23.4 million, corporate equity securities of $9.7 million and investments at fair value of $5.8 million due to a lack of observable market transactions.

During the year ended November 30, 2014, transfers of assets of $58.2 million from Level 3 to Level 2 are primarily attributed to:

•	Non-agency residential mortgage-backed securities of $22.4 million for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $3.5 million and investments at fair value of $15.6 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million, corporate debt securities of $7.5 million and investments in managed funds $3.5 million due to an increase in observable market transactions.

JEF-33

There were $1.0 million transfers of loan liabilities from Level 3 to Level 2 and $3.3 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in the valuing of derivative contracts, respectively.

Net losses on Level 3 assets were $39.4 million and net losses on Level 3 liabilities were $6.0 million for the year ended November 30, 2014. Net losses on Level 3 assets were primarily due to a decrease in valuation of certain loans and other receivables, residential and commercial mortgage-backed securities and investments in managed funds, partially offset by increased valuations of certain investments at fair value and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives, partially offset by decreased valuations of the embedded conversion option.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended November 30, 2013 (in thousands):

	Successor
	Nine Months Ended November 30, 2013
	Balance, February 28, 2013	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/(out of) Level 3	Balance, November 30, 2013	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$—	$—	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	—	—	(589)	25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	—	—	2,226	37,216	(8,384)
Residential mortgage-backed securities	169,426	(4,897)	89,792	(150,807)	(11,007)	—	12,985	105,492	(6,932)
Commercial mortgage-backed securities	17,794	(4,469)	20,130	(13,538)	(100)	—	(2,249)	17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	—	—	15,274	12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	—	(825)	145,890	13,402
Investments, at fair value	75,067	1,678	28,594	(102)	(5,012)	—	1,017	101,242	1,705
Investments in managed funds	59,976	9,863	15,651	(17)	(28,188)	—	—	57,285	9,863
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	1,542	(1,542)	—	—	—	—	—	—	—
Net derivatives (2)	11,185	4,408	—	(300)	(8,515)	—	127	6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	—	—	22,462	(2,970)
Other secured financings	—	—	—	—	—	8,711	—	8,711	—
Embedded conversion option (3)	16,488	(6,914)	—	—	—	—	—	9,574	6,914

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	The embedded conversion option of $16.5 million is at March 1, 2013, upon completion of the Leucadia Transaction (See Note 14.)

JEF-34

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

Net gains on Level 3 assets were $9.4 million and net losses on Level 3 liabilities were $1.1 million for the nine months ended November 30, 2013, respectively. Net gains on Level 3 assets were primarily due to increased valuations of certain corporate equity securities, loans and other receivables, investments at fair value and investments in managed funds, partially offset by a decrease in valuation of certain corporate debt securities, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions.

JEF-35

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (1)
	Balance at November 30, 2012	Total gains/ losses (realized and unrealized) (2)	Purchases	Sales	Settlements	Net transfers into/(out of) Level 3	Balance at February 28, 2013	Change in unrealized gains/(losses) relating to instruments still held at February 28, 2013 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$—	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	—	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,584	4,406	(17,374)	—	2,865	24,736	(1,165)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	90	1,627	(1,342)	(19)	(178)	1,292	39
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	83,897	961	5,952	(4,923)	(9,721)	(1,099)	75,067	1,171
Investments in managed funds	57,763	(363)	11,068	—	(8,492)	—	59,976	(363)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	—	25	(73,846)	75,363	—	—	1,542	(19)
Net derivatives (3)	9,188	2,648	—	—	—	(651)	11,185	(2,648)
Loans	1,711	—	(1,711)	7,398	—	—	7,398	—

(1)	There were no issuances during the three months ended February 28, 2013.
(2)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.
(3)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2013

During the three months ended February 28, 2013, transfers of assets of $100.5 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Non-agency residential mortgage-backed securities of $78.4 million and commercial mortgage-backed securities of $1.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Corporate debt securities of $10.8 million and corporate equity securities of $0.1 million due to lack of observable market transactions;

•	Collateralized debt obligations of $5.3 million which have little to no transparency in trade activity;

•	Loans and other receivables of $4.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

JEF-36

During the three months ended February 28, 2013, transfers of assets of $112.7 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $73.5 million, commercial mortgage-backed securities of $10.9 million and $0.2 million of other asset-backed securities for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $19.9 million and collateralized debt obligations of $2.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.7 million due to an increase in observable market transactions.

During the three months ended February 28, 2013, there were no transfers of liabilities from Level 2 to Level 3 and there were $0.7 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net gains on Level 3 assets were $14.5 million and net losses on Level 3 liabilities were $2.7 million for the three months ended February 28, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, corporate debt securities, collateralized debt obligations and investments at fair value, partially offset by a decrease in valuation of certain loans and other receivables, commercial mortgage-backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2014 and November 30, 2013

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.

For certain categories, we have provided a weighted average of the inputs allocated based on the fair values of the financial instruments comprising the category. We do not believe that the range or weighted average of the inputs is indicative of the reasonableness of uncertainty of our Level 3 fair values. The range and weighted average are driven by the individual financial instruments within each category and their relative distribution in the population. The disclosed inputs when compared with the inputs as disclosed in other periods should not be expected to necessarily be indicative of changes in our estimates of unobservable inputs for a particular financial instrument as the population of financial instruments comprising the category will vary from period to period based on purchases and sales of financial instruments during the period as well as transfers into and out of Level 3 each period.

JEF-37

November 30, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—

Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—

Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%

Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%

Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—

Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—

Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA (a) multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%

Derivatives	$54,190
Foreign exchange options		Option model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—

Investments at fair value	$8,500
Private equity securities		Market approach	Transaction Level	$50	—

Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitment		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45bps	—
		Market approach	Yield	5%	—

Loans and other receivables	$14,450	Comparable pricing	Comparable loan price	$100	—

Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81-$100	$98.7

Embedded conversion option	$693	Option valuation model	Historical volatility	18.9%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEF-38

November 30, 2013
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%	—

Corporate debt securities	$17,699	Scenario analysis	Estimated recovery percentage	24%	—
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%	—

Collateralized debt obligations	$34,316	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%

Residential mortgage-backed securities	$105,492	Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568	Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611	Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931	Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9	—
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives
Loan commitments	$1,493	Comparable pricing	Comparable bond or loan price	$100.875	—

Investments at fair value
Private equity securities	$30,203	Comparable pricing	Comparable share price	$414	—
		Market approach	Discount rate	15% to 30%	23%

Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives
Equity options	$8,398	Option model	Volatility	36.25% to 41%	39%

Loans	$8,106	Comparable pricing	Comparable bond or loan price	$101.88	—

Other secured financings	$8,711	Comparable pricing	Comparable loan price	$99-$103	$101.7

Embedded conversion option	$9,574	Option valuation model	Historical volatility	22.55%	—

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2014 and November 30, 2013, asset exclusions consisted of $180.0 million and $127.7 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, investments in reinsurance contracts, derivatives and certain corporate loans. At November 30, 2014, liability exclusions consisted of $0.3 million comprised of corporate equity and debt securities. At November 30, 2013, liability exclusions consisted of $14.4 million of corporate loan commitments.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•	Private equity securities, corporate debt securities, other asset-backed securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

JEF-39

•	Non-exchange traded securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate of a private equity security would result in a significantly lower (higher) fair value measurement.

•	Corporate debt securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•	Collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significant lower (higher) fair value measurement.

•	Derivative equity options and equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

•	Private equity securities using a net asset value technique. A significant increase (decrease) in the discount applied to net asset value would result in a significant (lower) higher fair value measurement.

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital, which is included in Financial Instruments owned – Corporate equity securities on the Consolidated Statement of Financial Condition. (See Note 11, Investments for further details regarding our investment in Knight Capital.) We have also elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables—Brokers, dealers and clearing organizations, Receivables—Customers, Receivables—Fees, interest and other, Payables—Brokers, dealers and clearing organizations and Payables—Customers are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

JEF-40

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Financial Instruments Owned:
Loans and other receivables	$(24,785)	$15,327	$3,924	$24,547
Financial Instruments Sold:
Loans	$(585)	$(32)	$—	$(55)
Loan commitments	(15,459)	(1,007)	(2,746)	(7,155)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	November 30, 2014	November 30, 2013
Financial Instruments Owned:
Loans and other receivables (1)	$403,119	$264,896
Loans and other receivables greater than 90 days past due (1)	5,594	—
Loans and other receivables on nonaccrual status (1)(2)	(22,360)	—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.
(2)	Amount includes all loans and other receivables greater than 90 or more days past due.

The aggregate fair value of loans and other receivables that were 90 or more days past due was $-0- million and $-0- at November 30, 2014 and November 30, 2013, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 or more days past due, was $274.6 million at November 30, 2014. There were no loan receivables on nonaccrual status at November 30, 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets include goodwill and intangible assets. The following table presents those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment during the year ended November 30, 2014 (in thousands):

	Carrying Value at November 30, 2014	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2014
Futures Reporting Unit (1):
Goodwill (2)	$—	$—	$—	$51,900
Intangible assets (3)	—	—	—	7,534
Exchange ownership interests (4)	5,608	5,608	—	178
International Asset Management Reporting Unit (5):
Goodwill (6)	$—	$—	$—	$2,100
Intangible assets (7)	—	—	—	60

(1)	Given management’s decision to pursue strategic alternatives for our Futures business, including possible disposal, as a result of recent operating performance and margin challenges experienced by the business, an impairment analysis of the carrying amounts of goodwill, intangible assets and certain other assets employed directly by the business was performed at November 30, 2014. (See Note 12, Goodwill and Other Intangible Assets.)

JEF-41

(2)	An impairment loss for goodwill allocated to our Futures business with a carrying amount of $51.9 million was recognized for the year ended November 30, 2014. The fair value of the Futures business was estimated 1) by comparison to similar companies using publicly traded price-to-tangible book multiples as the basis for valuation and 2) by utilizing a discounted cash flow methodology based on internally developed forecasts of profitability and an appropriate risk-adjusted discount rate.
(3)	Intangible assets relate primarily to customer relationship intangibles. An impairment loss for customer relationships within our Futures business with a carrying amount of $7.5 million was recognized in Other expenses for the year ended November 30, 2014. Fair value was estimated utilizing a discounted cash flow methodology based on projected future cash flows and operating margins and an appropriate risk-adjusted discount rate.
(4)	Exchange memberships, which represent ownership interests in market exchanges on which trading business is conducted, were written down to their fair value during the year ended November 30, 2014 resulting in impairment losses of $0.2 million recognized in Other expenses. The fair value of these exchange memberships is based on observed quoted sales prices for each individual membership.
(5)	Given management’s decision to liquidate our International Asset Management business, an impairment analysis of the carrying amounts of goodwill, intangible assets and certain other assets employed directly by the business was performed at November 30, 2014. (See Note 12, Goodwill and Other Intangible Assets.)
(6)	An impairment loss for goodwill allocated to our International Asset Management business with a carrying amount of $2.1 million was recognized for the year ended November 30, 2014. Fair value was estimated by utilizing a discounted cash flow methodology based on internally developed forecasts of profitability and an appropriate risk-adjusted discount rate.
(7)	Intangible assets relate to customer relationship intangibles. Impairment losses of $0.1 million were recognized in Other expenses for the year ended November 30, 2014. Fair values were estimated utilizing a discounted cash flow methodology based on projected future cash flows and operating margins and an appropriate risk-adjusted discount rate.

There were no assets measured at fair value on a non-recurring basis, which utilized Level 1 inputs during the year ended November 30, 2014. There were no liabilities measured at fair value on a non-recurring basis during the year ended November 30, 2014. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012.

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 6, Fair Value Disclosures and Note 22, Commitments, Contingencies and Guarantees for additional disclosures about derivative financial instruments.)

JEF-42

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

In connection with our derivative activities, we may enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements or similar agreements with counterparties. A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. In addition, we enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

Under our ISDA master netting agreements, we typically also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex. In the event of the counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. In addition, any collateral posted can be applied to the net obligations, with any excess returned; and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.

The conditions supporting the legal right of offset may vary from one legal jurisdiction to another and the enforceability of master netting agreements and bankruptcy laws in certain countries or in certain industries is not free from doubt. The right of offset is dependent both on contract law under the governing arrangement and consistency with the bankruptcy laws of the jurisdiction where the counterparty is located. Industry legal opinions with respect to the enforceability of certain standard provisions in respective jurisdictions are relied upon as a part of managing credit risk. In cases where we have not determined an agreement to be enforceable, the related amounts are not offset. Master netting agreements are a critical component of our risk management processes as part of reducing counterparty credit risk and managing liquidity risk.

We are also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open derivative contracts.

The following tables present the fair value and related number of derivative contracts at November 30, 2014 and November 30, 2013 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. (See Note 8, Collateralized Transactions, for information related to offsetting of certain secured financing transactions.) The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEF-43

	November 30, 2014 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts
Exchange-traded	$2,450	67,437	$1,400	87,008
Cleared OTC	1,425,375	2,160	1,481,329	2,124
Bilateral OTC	871,982	1,908	809,962	729
Foreign exchange contracts
Exchange-traded	—	1,562	—	1,821
Bilateral OTC	1,514,881	11,299	1,519,349	10,931
Equity contracts
Exchange-traded	1,011,101	2,269,044	987,531	2,049,513
Bilateral OTC	39,889	2,463	70,484	1,956
Commodity contracts
Exchange-traded	62,091	1,027,542	51,145	1,015,894
Bilateral OTC	214,635	4,026	252,061	4,524
Credit contracts
Cleared OTC	17,831	27	23,264	22
Bilateral OTC	5,378	18	23,608	27

Total gross derivative assets/ liabilities:
Exchange-traded	1,075,642		1,040,076
Cleared OTC	1,443,206		1,504,593
Bilateral OTC	2,646,765		2,675,464
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(1,038,992)		(1,038,992)
Cleared OTC	(1,416,613)		(1,416,613)
Bilateral OTC	(2,303,740)		(2,401,013)

Net amounts per Consolidated Statements of Financial Condition (3)	$406,268		$363,515

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

JEF-44

	November 30, 2013 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts
Exchange-traded	$8,696	57,344	$3,846	68,268
Cleared OTC	432,667	5,402	396,422	7,730
Bilateral OTC	724,613	1,221	730,897	1,340
Foreign exchange contracts
Exchange-traded	33	111,229	40	104,205
Bilateral OTC	653,739	7,478	693,618	8,212
Equity contracts
Exchange-traded	495,069	1,742,195	465,110	1,800,467
Bilateral OTC	6,715	148	9,875	136
Commodity contracts
Exchange-traded	27,185	785,718	33,661	780,358
Bilateral OTC	114,095	11,811	139,458	8,359
Credit contracts
Cleared OTC	49,531	49	51,632	46
Bilateral OTC	2,339	16	8,131	19

Total gross derivative assets/ liabilities:
Exchange-traded	530,983		502,657
Cleared OTC	482,198		448,054
Bilateral OTC	1,501,501		1,581,979
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(489,375)		(489,375)
Cleared OTC	(446,520)		(445,106)
Bilateral OTC	(1,317,694)		(1,418,130)

Net amounts per Consolidated Statements of Financial Condition (3)	$261,093		$180,079

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

JEF-45

The following table presents unrealized and realized gains (losses) on derivative contracts for year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012 (in thousands):

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
Gains (Losses)	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Interest rate contracts	$(149,587)	$132,397	$45,875	$(146,439)
Foreign exchange contracts	39,872	5,514	12,228	9,076
Equity contracts	(327,978)	(21,216)	(20,938)	(138,622)
Commodity contracts	58,746	45,546	19,585	77,285
Credit contracts	(23,934)	(18,098)	(3,886)	(25,086)

Total	$(402,881)	$144,143	$52,864	$(223,786)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$62,275	$6,604	$23,387	$(6,249)	$86,017
Equity swaps and options	2,291	—	20,128	—	22,419
Credit default swaps	—	2,936	—	—	2,936
Total return swaps	12,668	1	—	(44)	12,625
Foreign currency forwards, swaps and options	277,134	34,344	81	(28,294)	283,265
Interest rate swaps, options and forwards	74,804	111,810	158,530	(61,665)	283,479

Total	$429,172	$155,695	$202,126	$(96,252)	690,741

Cross product counterparty netting					(19,237)

Total OTC derivative assets included in Financial instruments owned					$671,504

(1)	At November 30, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $44.5 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2014, cash collateral received was $309.7 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEF-46

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$120,863	$3,105	$5,722	$(6,249)	$123,441
Credit default swaps	—	1,220	6,709	—	7,929
Equity swaps and options	5,438	38,076	10,414	—	53,928
Total return swaps	10,179	277	—	(44)	10,412
Foreign currency forwards, swaps and options	275,902	40,126	—	(28,294)	287,734
Interest rate swaps, options and forwards	58,328	77,487	210,161	(61,665)	284,311

Total	$470,710	$160,291	$233,006	$(96,252)	767,755

Cross product counterparty netting					(19,237)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$748,518

(1)	At November 30, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $21.9 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2014, cash collateral pledged was $406.9 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At November 30, 2014, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$397,655
BBB- to BBB+	59,010
BB+ or lower	127,332
Unrated	87,507

Total	$671,504

(1)	We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2014 and November 30, 2013 is $269.0 million and $170.2 million, respectively, for which we have posted collateral of $234.6 million and $127.7 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2014 and November 30, 2013, we would have been required to post an additional $55.1 million and $49.4 million, respectively, of collateral to our counterparties.

Note 8. Collateralized Transactions

We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and

JEF-47

request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2014 and November 30, 2013, the approximate fair value of securities received as collateral by us that may be sold or repledged was $25.8 billion and $21.9 billion, respectively. At November 30, 2014 and November 30, 2013, a substantial portion of the securities received by us had been sold or repledged.

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2014 and November 30, 2013, $5.4 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Offsetting of Securities Financing Agreements

To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. In addition, we enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

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

We are also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open repurchase and/or securities lending transactions.

JEF-48

The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands). (See Note 7, Derivative Financial Instruments, for information related to offsetting of derivatives.)

	November 30, 2014
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,853,103	$—	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	14,059,133	(10,132,275)	3,926,858	(634,568)	(3,248,817)	43,473
Liabilities
Securities lending arrangements	$2,598,487	$—	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	20,804,432	(10,132,275)	10,672,157	(634,568)	(8,810,770)	1,226,819

	November 30, 2013
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$5,359,846	$—	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	12,715,449	(8,968,529)	3,746,920	(590,754)	(3,074,540)	81,626
Liabilities
Securities lending arrangements	$2,506,122	$—	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	19,748,374	(8,968,529)	10,779,845	(590,754)	(8,748,641)	1,440,450

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	Amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.
(4)	Amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

JEF-49

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $3,444.7 million and $3,616.6 million at November 30, 2014 and November 30, 2013, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjects Jefferies as an FCM to segregation requirements.

Note 9. Securitization Activities

We engage in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. (See Note 10, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.)

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or collateralized loan obligations), which are included within Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Transferred assets	$6,112.6	$4,592.5	$2,735.2	$10,869.8
Proceeds on new securitizations	6,221.1	4,609.0	2,751.3	10,910.8
Cash flows received on retained interests	46.3	35.6	32.3	64.3

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2014 and November 30, 2013.

JEF-50

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	5,848.5	204.7
Collateralized loan obligations	4,511.8	108.4

	November 30, 2013
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,385.6	96.8
Collateralized loan obligations	728.5	9.0

Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included within total Financial instruments owned on our Consolidated Statements of Financial Condition.

Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned. To the extent we purchased securities through these market-marking activities and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities section presented in Note 10, Variable Interest Entities.

If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers of financial assets treated as secured financings was $7.8 million and $7.8 million, respectively, at November 30, 2014 and $8.7 million and $8.7 million, respectively, at November 30, 2013. The related liabilities do not have recourse to our general credit.

Note 10. Variable Interest Entities

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

Our variable interests in VIEs include debt and equity interests, commitments, guarantees and certain fees. Our involvement with VIEs arises primarily from:

•	Purchases of securities in connection with our trading and secondary market making activities,

•	Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage and corporate loans,

JEF-51

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

Consolidated VIEs

The following table presents information about our consolidated VIEs at November 30, 2014 and November 30, 2013 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30, 2014		November 30, 2013
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$0.2	$—	$0.2
Financial instruments owned	62.7	0.3	97.5	0.4
Securities purchased under agreement to resell (1)	575.2	—	195.1	—
Fees, interest and other receivables	0.4	—	—	—
Other assets	—	—	2.3	—

	$638.3	$0.5	$294.9	$0.6

Other secured financings (2)	$637.7	$—	$292.5	$—
Other liabilities	0.6	0.2	2.1	0.2

	$638.3	$0.2	$294.6	$0.2

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $39.7 million and $66.5 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2014 and November 30, 2013, respectively.

Securitization Vehicles. We are the primary beneficiary of a securitization vehicle to which we transferred term loans backed by consumer installment receivables and retained a portion of the securities issued by the securitization vehicle. In the creation of the securitization vehicle, we were involved in the decisions made during the establishment and design of the entity and hold variable interests consisting of the securities retained that could potentially be significant. The assets of the VIE consist of the term loans backed by consumer installment receivables, which are available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIE do not have recourse to our general credit and the assets of the VIE are not available to satisfy any other debt.

JEF-52

We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.

At November 30, 2013, we were the primary beneficiary of a securitization vehicle to which we transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle. During the second quarter of 2014, the loan was repaid, the securities issued by the securitization vehicle were redeemed and the securitization vehicle was terminated. As a result, the securitization vehicle is no longer consolidated by us at November 30, 2014 and no gain or loss was recognized upon deconsolidation.

Other. We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees. We manage and invest alongside our employees in these vehicles. The assets of these VIEs consist of private equity securities, and are available for the benefit of the entities’ equity holders. Our variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions).

	November 30, 2014
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$134.0	$—	$926.9	$7,737.1
Consumer loan financing vehicles	170.6	—	797.8	485.2
Asset management vehicles (1)	11.3	—	11.3	432.3
Private equity vehicles (2)	44.3	—	59.2	92.8

Total	$360.2	$—	$1,795.2	$8,747.4

	November 30, 2013
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$11.9	$0.2	$88.8	$1,122.3
Asset management vehicle (1)	5.1	—	5.1	454.2
Private equity vehicles (2)	40.8	—	68.8	89.4

Total	$57.8	$0.2	$162.7	$1,665.9

(1)	Assets consist of equity interests, which are included within Investments in managed funds, and accrued management and performance fees, which are included within Receivables: Fees, interest and other.
(2)	Assets consist of equity interests, which are included within Investments in managed funds.

Our maximum exposure to loss often differs from the carrying value of the variable interests. The maximum exposure to loss is dependent on the nature of our variable interests in the VIEs and is limited to the notional amounts of certain loan commitments and guarantees. Our maximum exposure to loss does not include the offsetting benefit of any financial instruments that may be utilized to hedge the risks associated with our variable interests and is not reduced by the amount of collateral held as part of a transaction with a VIE.

JEF-53

Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of unaffiliated sponsors and provide advisory services to the unaffiliated sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with collateralized loan obligations where we have been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs,

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests,

•	Trading positions in securities issued in a CLO transaction,

•	Investments in variable funding notes issued by CLOs,

•	A guarantee to a CLO managed by Jefferies Finance, whereby we guarantee certain of the obligations of Jefferies Finance to the CLO.

In addition, we own variable interests in CLOs previously managed by us. Our variable interests consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. Our exposure to loss from these CLOs is limited to our investments in the debt securities held. Management and incentives fees are accrued as the amounts become realizable. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds.

Consumer Loan Financing Vehicles. The underlying assets, which are collateralizing the vehicles, are primarily comprised of unsecured consumer installment loans. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.

Asset Management Vehicles. We manage asset management vehicles that provide investors with exposure to investment strategies consistent with the investment objectives of each vehicle. The vehicles consist of an “umbrella structure” company that invests primarily in convertible bonds and a fund that invests in absolute return strategies. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. These asset management vehicles are subject to the deferral guidance and we are not the primary beneficiary at November 30, 2014 and November 30, 2013 under the risk and reward model. Our variable interests in these asset management vehicles consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). At November 30, 2014 and November 30, 2013, we funded approximately $60.1 million and $47.0 million, respectively, of our commitment. The carrying amount of our equity investment was $43.1 million and $39.2 million at November 30, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.2 million and $1.6 million at November 30, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.

Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and nonagency mortgage- backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, collateralized debt obligations and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

JEF-54

We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Freddie Mac and Ginnie Mae) or nonagency sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. We do not consolidate agency sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of nonagency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

We transfer existing securities, typically mortgage-backed securities, into resecuritization vehicles. These transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests occur in connection with both agency and nonagency sponsored VIEs. Our consolidation analysis is largely dependent on our role and interest in the resecuritization trusts. Most resecuritizations in which we are involved are in connection with investors seeking securities with specific risk and return characteristics. As such, we have concluded that the decision-making power is shared between us and the investor(s), considering the joint efforts involved in structuring the trust and selecting the underlying assets as well as the level of security interests the investor(s) hold in the SPE; therefore, we do not consolidate the resecuritization VIEs.

At November 30, 2014 and November 30, 2013, we held $3,186.9 million and $3,476.2 million of agency mortgage-backed securities, respectively, and $1,120.0 million and $985.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 11. Investments

We have investments in Jefferies Finance, LLC (“Jefferies Finance”), Jefferies LoanCore LLC (“Jefferies LoanCore”) and KCG Holdings, Inc. (“Knight”). Our investment in Knight is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value – Corporate equity securities on the Consolidated Statements of Financial Condition with changes in fair value recognized in Principal transaction revenues on the Consolidated Statements of Earnings. Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings.

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

JEF-55

At November 30, 2014, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At November 30, 2014, we have funded $496.0 million of our $600.0 million commitment, leaving $104.0 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary advances totaling $700.0 million and $300.0 million, respectively, at November 30, 2014. Committed advances are shared equally between us and MassMutual but discretionary advances may be funded in unequal amounts if agreed between MassMutual and us. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At November 30, 2014 and November 30, 2013, we have funded $-0- and $123.8 million, respectively, of our $350.0 million commitment. During the year ended November 30, 2014, $2.0 million of interest income and $1.9 million of unfunded commitment fees are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility. During the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012 we earned interest income of $1.5 million, $4.1 million, and $8.4 million, respectively and unfunded commitment fees of $1.2 million, $0.3 million, and $1.8 million, respectively.

The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30, 2014	November 30, 2013
Total assets	$5,954.0	$3,271.9
Total liabilities	4,961.7	2,597.0
Total equity	992.3	674.9
Our total equity balance	496.0	337.3

Separate financial statements for Jefferies Finance is included in this Annual Report on Form 10-K. The net earnings of Jefferies Finance were $138.6 million, $132.7 million and $128.6 million for the years ended November 30, 2014 and November 30, 2013 and November 30, 2012, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $199.5 million for the year ended November 30, 2014, and $125.8 million, $39.9 million and $123.1 million during the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012, respectively, which are recognized in Investment banking revenues on the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $10.6 million during the year ended November 30, 2014, and $12.0 million, $0.8 million and $8.7 million during the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012, respectively, which are recognized as Business development expenses on the Consolidated Statements of Earnings.

During the years ended November 30, 2014 and November 30, 2013, we acted as placement agent in connection with CLOs managed by Jefferies Finance, for which we recognized fees of $4.6 million and $1.9 million, respectively, which are included in Investment banking revenues on the Consolidated Statements of Earnings. As part of the transactions, we purchased securities issued by the CLOs, which are included within Financial instruments owned and provided a guarantee, whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into a derivative contract with Jefferies Finance whose underlying is based on certain securities issued by the CLO for which we have recognized revenue of $0.7 million during the year ended November 30, 2014.

During the years ended November 30, 2014 and November 30, 2013, we acted as underwriter in connection with senior notes issued by Jefferies Finance, for which we recognized net underwriting fees of $7.7 million and $6.0 million, respectively, which are included in Investment banking revenues on the Consolidated Statements of Earnings.

Under a service agreement, we charged Jefferies Finance $41.6 million for services provided during the year ended November 30, 2014, and $14.2 million, $15.7 million and $26.8 million for the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $41.5 million and $31.1 million at November 30, 2014 and November 30, 2013, respectively.

JEF-56

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At November 30, 2014 and November 30, 2013, we have funded $200.9 million and $175.5 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	November 30, 2014	November 30, 2013
Total assets	$1,500.9	$975.1
Total liabilities	962.7	508.2
Total equity	538.2	466.9
Our total equity balance	261.0	226.5

The net earnings of Jefferies LoanCore were $38.1 million, $85.1 million and $84.2 million for the years ended November 30, 2014, November 30, 2013 and November 30, 2012, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.1 million for year ended November 30, 2014, $0.5 million for the nine months ended November 30, 2013, $0.6 million for the three months ended February 28, 2013, and $0.5 million for the year ended November 30, 2012, respectively, for administrative services. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $8,900 and $230,000 at November 30, 2014 and November 30, 2013, respectively.

In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees $1.6 million during the year ended November 30, 2014.

On derivative transactions with Jefferies LoanCore, we recognized $-0- during the year ended November 30, 2014, a net gain of $3.6 million for the nine months ended November 30, 2013, a net gain of $0.2 million during the three months ended February 28, 2013 and a net gain of $25.6 million during the year ended November 30, 2012, which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital Group, Inc., a publicly-traded global financial services firm, (the “Agreement”). Under the Agreement, we purchased preferred stock, which contained certain conversion options, in exchange for cash consideration of $125.0 million. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock. On July 1, 2013, Knight Capital Group, Inc. merged with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital Group Inc. common stock for the remainder of our holdings. At November 30, 2014, we owned approximately 19% of the outstanding common stock of Knight.

We elected to record our investment in Knight at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at November 30, 2014 is based on the closing exchange price of Knight’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $(14.7) million for the year ended November 30, 2014, and $19.5 million, $26.5 million and $151.9 million, for the nine months ended November 30, 2013, the three months ended February 28, 2013 and for the year ended November 30, 2012, respectively, are recognized in Principal transactions revenues on the Consolidated Statement of Earnings.

JEF-57

The following is a summary of selected financial information for Knight at September 30, 2014, the most recently available public financial information for the company, and at December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Total assets	$7,515.2	$6,997.0
Total liabilities	6,029.4	5,487.5
Total equity	1,485.8	1,509.5

For the nine months ended September 30, 2014 and for the year ended December 31, 2013, Knight reported net income of $35.0 million and $141.7 million, respectively.

We have separately entered into securities lending transactions with Knight in the normal course of our capital markets activities. The balances of securities borrowed and securities loaned were $4.8 million and $9.5 million, respectively, at November 30, 2014 and $11.0 million and $22.7 million, respectively, at November 30, 2013.

Note 12. Goodwill and Other Intangible Assets

In connection with the Leucadia Transaction, goodwill of $1.7 billion was recorded on March 1, 2013. In addition, at March 1, 2013, certain existing intangible assets and new intangible assets were identified and recorded at their fair values. (See Note 4, Leucadia and Related Transactions for further information.)

Goodwill

Goodwill resulting from the Leucadia Transaction attributed to our reportable segments is as follows (in thousands):

	November 30, 2014	November 30, 2013
Capital Markets	$1,659,636	$1,717,246
Asset Management	3,000	5,100

Total goodwill	$1,662,636	$1,722,346

The following table is a summary of the changes to goodwill for the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 (in thousands):

	Successor				Predecessor
	Year Ended November 30, 2014		Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013
Balance, at beginning of period	$1,722,346		$1,720,380		$365,670
Less: Impairment loss	(54,000	) (1)	—		—
Less: Disposal	—		(5,700	) (2)	—
Add: Contingent consideration	—		—		2,394	(3)
Add: Translation adjustments	(5,710)		7,666		(1,287)

Balance, at end of period	$1,662,636		$1,722,346		$366,777	(4)

(1)	Activity represents impairment losses of $51.9 million related to the Futures reporting unit and $2.1 million related to our International Asset Management business.
(2)	As a result of a restructuring of our ownership interest in the commodities asset management business, we no longer hold a controlling interest and accordingly do not consolidate this business. In addition, we sold Jefferies International Management Limited to Leucadia. Goodwill associated with these entities was included in the net assets disposed of in the transactions.

JEF-58

(3)	Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with an acquisition in 2007.
(4)	Predecessor Company goodwill at February 28, 2013 was reduced to $-0- at March 1, 2013, as a result of purchase accounting adjustments.

Goodwill Impairment Testing

Goodwill is allocated to related reporting units, which are determined based on financial information provided to management in connection with its management of the businesses and represent an operating segment or one level below an operating segment. The results of our annual goodwill impairment testing at August 1 did not indicate any impairment in any of our reporting units.

Allocated equity plus allocated goodwill and allocated intangible assets are used as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies, as well as discounted cash flow valuation methodologies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2014.

During the fourth quarter of 2014, management decided to pursue alternative strategies for our Futures business (which constitutes a reporting unit), including possible divesture, given the recent operating performance and margin challenges of the business. In employing a discounted cash flow methodology to estimate the fair value of the reporting unit, a discount rate reflective of the uncertainty associated with achieving future performance targets was incorporated. Further, a fair value using a market valuation approach was also estimated and a multiple was calibrated from guideline companies, which is reflective of the business’ now expected return on tangible equity. A goodwill impairment loss of $51.9 million was recognized in the Futures reporting unit at November 30, 2014 and the remaining goodwill allocated to the reporting unit is $-0-. In addition, during the fourth quarter of 2014, management decided to liquidate our International Asset Management business, which constitutes a reporting unit. Considering management’s plans to liquidate this business within the next 12 months, future cash flows are not expected to be generated that will support its carrying value. A goodwill impairment loss of $2.1 million was recognized in the International Asset Management reporting unit at November 30, 2014 and the remaining goodwill allocated to the reporting unit is $-0-.

Substantially all of our remaining goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units for which the results of our assessment at August 1, 2014 indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,659.6 million of total goodwill of $1,662.6 million at November 30, 2014.

Intangible Assets

The following tables present the gross carrying amount, impairment losses, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2014 and November 30, 2013 (in thousands):

JEF-59

	November 30, 2014
	Gross cost	Impairment losses		Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$135,926	$(7,603	) (1)	$(26,402)	$101,921	13.7
Trade name	132,009	—		(6,677)	125,332	33.3
Exchange and clearing organization membership interests and registrations	14,706	(178)		—	14,528	N/A

	$282,641	$(7,781)		$(33,079)	$241,781

(1)	Activity primarily represents impairment losses related to the Futures reporting unit. The impairment charge is included within Other expenses in the Consolidated Statements of Earnings.

	November 30, 2013
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$136,740	$—	$(17,567)	$119,173	14.8
Trade name	132,967	—	(2,966)	130,001	34.3
Exchange and clearing organization membership interests and registrations	15,294	(378)	—	14,916	N/A

	$285,001	$(378)	$(20,533)	$264,090

Impairment Testing

We performed our annual impairment testing of indefinite-life intangible assets, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2014. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of our intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $178,000 on certain exchange memberships based on a decline in fair value at August 1, 2014 as observed based on quoted sales prices. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it was not more likely than not that the intangible assets were impaired. In applying our quantitative assessment at August 1, 2013 we recognized an impairment loss of $378,000 on certain exchange memberships based on a decline in fair value as observed based on quoted sales prices.

As a result of management’s decisions during the fourth quarter of 2014 to pursue strategic alternatives for our Futures business and to liquidate our International Asset Management business, we performed additional impairment testing of indefinite- and finite-life intangible assets that are associated with those reporting units. Estimating the fair value of customer relationship intangible assets using a discounted cash flow methodology, we recognized impairment losses at November 30, 2014 of $7.5 million and $0.1 million in the Futures business and the International Asset Management business, respectively, which are recognized in Other expenses on the Consolidated Statement of Earnings.

Amortization Expense

For finite-life intangible assets, aggregate amortization expense amounted to $12.8 million for the year ended November 30, 2014, $20.5 million, $0.4 million and $2.3 million for the nine months ended November 30, 2013, the three months ended February 28, 2013 and for the year ended November 30, 2012, respectively. These expenses are included in Other expenses on the Consolidated Statements of Earnings.

JEF-60

The estimated future amortization expenses for the five succeeding fiscal years are as follows (in thousands):

Year ended November 30, 2015	12,198
Year ended November 30, 2016	12,198
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198

Note 13. Short-Term Borrowings

Short-term borrowings include bank loans that are payable on demand, as well as borrowings under revolving credit facilities which must be repaid within one year or less. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate. Short-term borrowings at November 30, 2014 and November 30, 2013 were $12.0 million and $12.0 million, respectively. At November 30, 2014, the interest rate on short-term borrowings outstanding is 0.63% per annum. Average daily short-term borrowings outstanding for the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 were $81.7 million, $43.3 million and $110.0 million, respectively.

Note 14. Long-Term Debt

As a result of the Leucadia Transaction, we recorded our long-term debt at its fair value of $6.1 billion on the acquisition date, which included $536.5 million of excess of the fair value over the total principal amount of our debt at March 1, 2013, in aggregate. The premium is being amortized to interest expense using the effective yield method over the remaining lives of the underlying debt obligations. (See Note 4, Leucadia and Related Transactions for further information.)

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014	November 30, 2013
Unsecured Long-Term Debt
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$—	$255,676
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	507,944	516,204
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	363,229	373,178
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	842,359	854,011
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	832,797	858,425
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	620,725	—
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	853,091	866,801
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	4,379	4,792
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	623,311	625,626
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	381,515	383,224
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	349,261	359,281
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,046	513,343
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,960	422,245

	$6,313,617	$6,032,806

Secured Long-Term Debt
Credit facility	170,000	200,000

	$6,483,617	$6,232,806

JEF-61

(1)	As a result of the Leucadia Transaction on March 1, 2013, the value of the 3.875% Convertible Senior debentures at November 30, 2014 and November 30, 2013, includes the fair value of the conversion feature of $0.7 million and $9.6 million, respectively. The change in fair value of the conversion feature is included within Principal transactions revenues in the Consolidated Statements of Earnings and amounted to a gain of $8.9 million and a gain of $6.9 million for the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively.

On May 20, 2014, under our $2.0 billion Euro Medium Term Note Program we issued senior unsecured notes with a principal amount of €500.0 million, due 2020, which bear interest at 2.375% per annum. Proceeds amounted to €498.7 million. On January 15, 2013, we issued $1.0 billion in senior unsecured long-term debt, comprising 5.125% Senior Notes, due 2023 and 6.5% Senior Notes, due 2043. The 5.125% Senior Notes were issued with a principal amount of $600.0 million and we received proceeds of $595.6 million. The 6.5% Senior Notes were issued with a principal amount of $400.0 million and we received proceeds of $391.7 million.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a gain of $9.9 million on debt extinguishment, which is reported in Other revenues for the year ended November 30, 2012.

Upon completion of the Leucadia Transaction on March 1, 2013, our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. At December 11, 2014, each $1,000 debenture is currently convertible into 22.1925 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.06 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transactions revenues in the Consolidated Statements of Earnings and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt—On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer). Jefferies is the surviving entity, and therefore, a borrower under the Credit Facility. The Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in

JEF-62

the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower. At November 30, 2014 and November 30, 2013, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility.

Note 15. Mandatorily Redeemable Convertible Preferred Stock

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

On March 1, 2013, pursuant to the Leucadia Transaction, the Series A Convertible Cumulative Preferred Stock was exchanged for a comparable series of convertible preferred shares of Leucadia. The assumption by Leucadia of our convertible cumulative preferred stock is considered part of the purchase price and resulted in an increase in member’s equity. (See Note 4. Leucadia and Related Transactions for further details.)

JEF-63

Note 16. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees, that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014	November 30, 2013
Jefferies Structured Alpha Fund B, LLC (1)	$—	$115,958
Global Equity Event Opportunity Fund, LLC (2)	33,303	—
Other	5,545	1,196

Noncontrolling interests	$38,848	$117,154

(1)	During the first quarter of 2014, the Jefferies Structured Alpha Fund B, LLC was deconsolidated due to substantive investments in the entity by third parties. No gain or loss was recognized upon deconsolidation. At November 30, 2013, noncontrolling interests included $80.4 million attributed to Leucadia.
(2)	At November 30, 2014, $25.4 million of the total noncontrolling interests of $33.3 million are attributed to Leucadia.

Noncontrolling ownership interests in consolidated subsidiaries are presented in the accompanying Consolidated Statements of Financial Condition within Equity as a component separate from Member’s equity. Net Earnings in the accompanying Consolidated Statements of Earnings includes earnings attributable to both our equity investor and the noncontrolling interests.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Interests in consolidated subsidiaries that meet the definition of mandatorily redeemable financial instruments require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. Changes to mandatorily redeemable financial instruments are reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries within Net revenues in our Consolidated Statements of Earnings.

On April 1, 2013, mandatorily redeemable financial instruments, representing Leucadia’s member’s equity interests in Jefferies High Yield Holdings, LLC (“JHYH”), were redeemed and subsequently contributed back to us by Leucadia as additional equity in Jefferies Group LLC. Prior to redemption, the mandatorily redeemable financial instruments represented interests held in JHYH.

JEF-64

Note 17. Benefit Plans

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

Employer Contributions – Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not make any contributions to the U.S. Pension Plan during the year ended November 30, 2014. We do not expect to make any contributions in the year ended November 30, 2015.

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of period.	$48,255	$53,433
Service cost	250	225
Interest cost	2,429	2,201
Actuarial losses (gains)	5,834	(5,046)
Administrative expenses paid	(196)	(296)
Benefits paid	(1,310)	(2,262)

Projected benefit obligation, end of period	$55,262	$48,255

Change in plan assets:
Fair value of assets, beginning of period	$47,416	$39,902
Employer contributions	—	3,000
Benefit payments made	(1,310)	(2,262)
Administrative expenses paid	(196)	(296)
Actual return on plan assets	5,175	7,072

Fair value of assets, end of period	$51,085	$47,416

Funded status at end of period	$(4,177)	$(839)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2014	2013
Consolidated statements of financial condition:
Liabilities	$(4,177)	$(839)

Accumulated other comprehensive income (loss), before taxes:
Net gain (loss)	$2,390	$6,268

JEF-65

The following tables summarize the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2014	2013	2012
Components of net periodic pension cost:
Service cost	$250	$225	$175
Interest cost on projected benefit obligation	2,429	2,201	2,342
Expected return on plan assets	(3,125)	(2,698)	(2,513)
Net amortization	(94)	326	1,334
Settlement losses (1)	—	—	1,051

Net periodic pension cost	$(540)	$54	$2,389

(1)	Of the $2.4 million in net periodic pension cost for the year ended November 30, 2012, $1.1 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in fiscal 2012 for terminated employees exceeded current year interest and service costs.

	2014	2013	2012
Amounts recognized in other comprehensive income:
Net (gain) loss arising during the period	$3,784	$(9,419)	$1,498
Amortization of net loss	94	(326)	(1,334)
Settlements during the period	—	—	(1,051)

Total recognized in Other comprehensive income	$3,878	$(9,745)	$(887)

Net amount recognized in net periodic benefit cost and Other comprehensive income	$3,338	$(9,691)	$1,502

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	2014	2013	2012
Discount rate	4.30%	5.10%	4.00%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2015	$1,671
2016	2,849
2017	2,216
2018	2,126
2019	2,947
2020 through 2024	18,147

JEF-66

Plan Assets - The following table presents the fair value of plan assets at November 30, 2014 and November 30, 2013 by level within the fair value hierarchy (in thousands):

	At November 30, 2014
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$373	$—	$373
Listed equity securities (2)	31,327	—	31,327
Fixed income securities:
Corporate debt securities	—	6,482	6,482
Foreign corporate debt securities	—	1,321	1,321
U.S. government securities	5,929	—	5,929
Agency mortgage-backed securities	—	3,883	3,883
Commercial mortgage-backed securities.	—	1,080	1,080
Asset-backed securities	—	690	690

	$37,629	$13,456	$51,085

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.
(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

	At November 30, 2013
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$931	$—	$931
Listed equity securities (2)	27,663	—	27,663
Fixed income securities:
Corporate debt securities	—	7,743	7,743
Foreign corporate debt securities	—	1,140	1,140
U.S. government securities	4,055	—	4,055
Agency mortgage-backed securities	—	3,949	3,949
Commercial mortgage-backed securities.	—	1,280	1,280
Asset-backed securities	—	461	461
Other	—	194	194

	$32,649	$14,767	$47,416

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.
(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

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

JEF-67

The target allocation of plan assets for 2015 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investments in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and have a fair value of $18.1 million and $19.7 million at November 30, 2014 and November 30, 2013, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the years ended November 30, 2014 and November 30, 2013.

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost (in thousands):

	Year Ended November 30,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$26,368	$24,509
Service cost	40	67
Interest cost	801	902
Actuarial losses	4,630	1,033
Benefits paid	(1,193)	(1,245)
Currency adjustment	(2,212)	1,102

Projected benefit obligation, end of period	$28,434	$26,368

Funded status at end of period (1)	$(28,434)	$(26,368)

JEF-68

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2014	2013
Consolidated statements of financial condition:
Liabilities	$28,434	$26,368

Accumulated other comprehensive income (loss), before taxes:
Net gain (loss)	$(5,281)	$(894)

The following tables summarize the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2014	2013	2012
Components of net periodic pension cost:
Service cost	$40	$67	$36
Interest cost on projected benefit obligation	801	902	1,027
Net amortization	244	179	—

Net periodic pension cost	$1,085	$1,148	$1,063

	2014	2013	2012
Amounts recognized in other comprehensive income:
Net (gain) loss arising during the period	4,630	$—	$—
Amortization of net loss	(243)	—	—

Total recognized in Other comprehensive income	4,387	$—	$—

Net amount recognized in net periodic benefit cost and Other comprehensive income	5,472	$—	$—

The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the years ended November 30, 2014 and November 30, 2013:

	Year Ended November 30,
	2014	2013
Projected benefit obligation
Discount rate	2.10%	3.40%
Rate of compensation increase	3.00%	3.00%
Net periodic pension benefit cost
Discount rate	3.40%	3.60%
Rate of compensation increase	3.00%	3.00%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2015	$1,308
2016	1,324
2017	1,304
2018	1,300
2019	1,275
2020 through 2024	6,776

JEF-69

Note 18. Compensation Plans

Prior to the Leucadia Transaction, we sponsored the following share-based compensation plans: incentive compensation plan, employee stock purchase plan and the deferred compensation plan. Subsequently, sponsorship of share-based compensation plans was transferred to Leucadia, with outstanding share-based awards relating to Leucadia common shares and future awards to relate to Leucadia common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.

In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Components of compensation cost:
Restricted cash awards	$193.7	$164.4	$48.2	$194.4
Restricted stock and RSUs (1)	84.5	64.4	22.3	83.8
Profit sharing plan	6.1	3.2	2.6	5.7

Total compensation cost	$284.3	$232.0	$73.1	$283.9

(1)	Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $268,000 for the year ended November 30, 2014, $111,000 and $72,000 for the nine months ended November 30, 2013 and three months ended February 28, 2013, respectively, and $197,000 for the year ended November 30, 2012.

Remaining unamortized amounts related to certain compensation plans at November 30, 2014 is as follows:

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in years)
Non-vested share-based awards	$95.4	1.9
Restricted cash awards	223.7	3

Total	$319.1

The following are descriptions of the compensation plans.

Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows for awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. RSUs give a participant the right to receive fully vested common shares at the end of a specified deferral period, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs. In connection with the Leucadia Transaction, the Incentive Plan was amended to provide for awards to be issued relating to shares of Leucadia, our parent company at March 1, 2013. Share-based awards outstanding at March 1, 2013 were converted into awards for shares of Leucadia at the Exchange Ratio, with all such awards subject to the same terms and conditions that previously existed (except for the elimination of fractional shares).

JEF-70

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

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of acquisition accounting for the Leucadia transaction, resulting in an increase of approximately $45.1 million to the unrecognized compensation cost allocated to us at March 1, 2013.

Employee Stock Purchase Plan. There is also an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full-time employees and employees who work part time over 20 hours per week to purchase, at a discount, Leucadia common shares (since the Leucadia Transaction) and permitted purchase of Jefferies Group, Inc. common stock (prior to the Leucadia Transaction). Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly).

Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares and, prior to the Leucadia Transaction, in Jefferies Group, Inc. common stock (“DCP shares”), or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. In connection with the transaction with Leucadia on March 1, 2013, the Deferred Compensation Plan was amended and deferrals denominated as DCP shares became settleable by delivery of Leucadia common shares. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transaction revenues and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period.

JEF-71

Note 19. Non-interest Expenses

The following table presents the components of noninterest expense (in thousands).

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Non-interest expenses:
Compensation and benefits	$1,698,530	$1,213,908	$474,217	$1,770,798
Non-compensation expenses:
Floor brokerage and clearning fees	215,329	150,774	46,155	183,013
Technology and communications	268,212	193,683	59,878	244,511
Occupancy and equipment rental	107,767	86,701	24,309	97,397
Business development	106,984	63,115	24,927	95,330
Professional services	109,601	72,802	24,135	73,427
Bad debt provision (1)	55,355	179	1,945	1,152
Goodwill impairment (2)	54,000	—	—	—
Intangible assets amortization and impairment (3)	20,569	20,784	384	5,134
Other	50,770	71,072	12,146	56,212

Total non-compensation expenses	988,587	659,110	193,879	756,176

Total non-interest expenses	$2,687,117	$1,873,018	$668,096	$2,526,974

(1)	During the fourth quarter of 2014, we recognized a bad debt provision, which primarily relates to a receivable of $52.3 million from a client to which we provided futures clearing and execution services, which declared bankruptcy.
(2)	A goodwill impairment loss of $51.9 million and $2.1 million was recognized in the Futures and International Asset Management reporting units at November 30, 2014, respectively. (See Note 12, Goodwill and Other Intangible Assets for further information.)
(3)	The amount for the year ended November 30, 2014 includes impairment losses at November 30, 2014 of $7.5 million and $0.1 million in the Futures business and the International Asset Management business, respectively. (See Note 12, Goodwill and Other Intangible Assets for further information.)

Note 20. Earnings per Share

Earnings per share data is not provided for periods subsequent to March 1, 2013, the date we became a limited liability company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 and the year ended November 30, 2012 (in thousands, except per share amounts):

JEF-72

	Predecessor
	Three Months Ended	Year Ended
	February 28, 2013	November 30, 2012
Earnings for basic earnings per common share:
Net earnings	$90,842	$323,149
Net earnings to noncontrolling interests	10,704	40,740

Net earnings to common shareholders	80,138	282,409
Less: Allocation of earnings to participating securities (1)	5,890	17,392

Net earnings available to common shareholders	$74,248	$265,017

Earnings for diluted earnings per common share:
Net earnings	$90,842	$323,149
Net earnings to noncontrolling interests	10,704	40,740

Net earnings to common shareholders	80,138	282,409
Add: Mandatorily redeemable convertible preferred stock dividends	1,016	4,063
Less: Allocation of earnings to participating securities (1)	5,882	17,407

Net earnings available to common shareholders	$75,272	$269,065

Shares:
Average common shares used in basic computation	213,732	215,989
Stock options	2	2
Mandatorily redeemable convertible preferred stock	4,110	4,110
Convertible debt	—	—

Average common shares used in diluted computation	217,844	220,101

Earnings per common share:
Basic	$0.35	$1.23
Diluted	$0.35	$1.22

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000 and 14,123,000 for the three months ended February 28, 2013 and the year ended November 30, 2012, respectively. Dividends declared on participating securities during the three months ended February 28, 2013 and the year ended November 30, 2012 amounted to approximately $1.3 million and $4.3 million, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the Credit Facility as described in Note 14, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act.

Dividends per share of common stock declared during the quarter are reflected below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	$0.075	N/a	N/a	N/a
2012	$0.075	$0.075	$0.075	$0.075

Note 21. Income Taxes

Total income taxes for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012 were allocated as follows (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Income tax expense	$142,061	$94,686	$48,645	$168,646
Stockholders’ equity, for compensation expense for tax purposes (in excess of)/less than amounts recognized for financial reporting purposes	$(1,276)	$(2,873)	$17,965	$(19,789)

JEF-73

The provision for income tax expense consists of the following components (in thousands):

	Successor		Predecessor
	Year Ended November 30,	Nine Months Ended November 30,	Three Months Ended February 28,	Year Ended November 30,
	2014	2013	2013	2012
Current:
U.S. Federal	$4,335	$50,089	$22,936	$62,710
U.S. state and local	4,056	6,263	(3,176)	18,520
Foreign	11,475	7,050	(1,950)	2,773

	19,866	63,402	17,810	84,003

Deferred:
U.S. Federal	87,293	25,262	17,392	79,224
U.S. state and local	27,181	8,868	9,761	13,006
Foreign	7,721	(2,846)	3,682	(7,587)

	122,195	31,284	30,835	84,643

	$142,061	$94,686	$48,645	$168,646

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	Successor				Predecessor
	Year Ended November 30,		Nine Months Ended November 30,		Three Months Ended February 28,		Year Ended November 30,
	2014		2013		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$106,058	35.0%	$92,504	35.0%	$48,820	35.0%	$172,128	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	20,304	6.7	9,835	3.7	4,280	3.1	20,492	4.2
Income alloacted to Noncontrolling interest, not subject to tax	(1,190)	(0.4)	(2,946)	(1.1)	(3,553)	(2.5)	(14,161)	(2.9)
Foreign rate differential	(9,024)	(2.9)	(4,750)	(1.8)	(2,993)	(2.2)	(7,528)	(1.5)
Tax exempt income	(6,746)	(2.2)	(3,742)	(1.4)	(1,003)	(0.7)	(3,979)	(0.8)
Non deductible settlements	3,850	1.3	4,900	1.9	—	—	—	—
Valuation allowance related to Futures business	4,655	1.5	—	—	—	—	—	—
Goodwill impairment	13,619	4.5	—	—	—	—	—	—
Other, net	10,535	3.4	(1,115)	(0.5)	3,094	2.2	1,694	0.3

Total income taxes	$142,061	46.9%	$94,686	35.8%	$48,645	34.9%	$168,646	34.3%

JEF-74

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Balance at beginning of period	$126,844	$129,010	$110,539	$79,779
Increases based on tax positions related to the current period	4,831	8,748	7,185	30,671
Increases based on tax positions related to prior periods	1,624	7,383	15,356	7,549
Decreases based on tax positions related to prior periods	(1,709)	(18,297)	(4,070)	(5,893)
Decreases related to settlements with taxing authorities	(4,928)	—	—	(487)
Decreases related to a lapse of applicable statutes of limitation	—	—	—	(1,080)

Balance at end of period	$126,662	$126,844	$129,010	$110,539

The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $84.5 million and $85.5 million (net of federal benefits of taxes) at November 30, 2014 and November 30, 2013, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $7.7 million and $5.8 million for year ended November 30, 2014 and the nine months ended November 30, 2013, respectively. For the three months ended February 28, 2013 and the year ended November 30, 2012, interest expense was $1.8 million and $4.5 million, respectively. At November 30, 2014 and November 30, 2013, we had interest accrued of approximately $30.6 million and $22.9 million, respectively, included in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the periods ended November 30, 2014 and November 30, 2013.

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2014 and November 30, 2013 are presented below (in thousands):

	November 30,	November 30,
	2014	2013
Deferred tax assets:
Compensation and benefits	$302,072	$373,964
Net operating loss	17,830	24,147
Long-term debt	140,685	191,274
Accrued expenses & other	89,273	86,336

Sub-total	549,860	675,721
Valuation allowance	(13,069)	(11,140)

Total deferred tax assets	536,791	664,581

Deferred tax liabilities:
Amortization of intangibles	97,268	98,798
Other	26,454	30,842

Total deferred tax liabilities	123,722	129,640

Net deferred tax asset, included in Other assets	$413,069	$534,941

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $413.1 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

JEF-75

At November 30, 2014, we had gross net operating loss carryforwards in Asia, primarily Japan, and in Europe, primarily the United Kingdom (“U.K.”), of approximately $85.9 million, in aggregate. The Japanese losses begin to expire in the year 2018 while the U.K. losses have an unlimited carryforward period. A deferred tax asset of $2.4 million related to net operating losses in Asia has been fully offset by a valuation allowance while a $5.8 million deferred tax asset related to net operating losses in Europe has been fully offset by a valuation allowance. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits, capital losses, and tax credits in the U.K.

Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At November 30, 2014, there is a net current tax receivable of $77.0 million, which includes a gross receivable from Leucadia of $58.6 million. The remaining balance reflects receivables, net of payables, from various taxing authorities.

At November 30, 2014 and November 30, 2013, we had approximately $171.0 million and $134.0 million, respectively, of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. Accordingly, a deferred tax liability of approximately $46.0 million and $35.0 million has not been recorded with respect to these earnings at November 30, 2014 and November 30, 2013, respectively.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $5.5 million.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2013
California	2006
Connecticut	2006
New Jersey	2007
New York State	2001
New York City	2003

JEF-76

Note 22. Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2014 (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout
Equity commitments (1)	$—	$9.3	$0.8	$—	$216.3	$226.4
Loan commitments (1)	50.7	440.2	283.1	20.7	0.2	794.9
Mortgage-related and other purchase commitments	1,058.5	1,165.8	117.6	—	—	2,341.9
Forward starting reverse repos and repos	5,127.2	—	—	—	—	5,127.2
Other unfunded commitments (1)	6.3	—	—	—	23.0	29.3

	$6,242.7	$1,615.3	$401.5	$20.7	$239.5	$8,519.7

(1)	Equity, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration at November 30, 2014. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	2015	2016-2020	2021 and Later	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
Investment grade	$—	$55.1	$—	$55.1	$—	$55.1
Non-investment grade	—	191.3	—	191.3	18.9	172.4
Unrated	129.3	620.9	2.2	752.4	185.0	567.4

Total	$129.3	$867.3	$2.2	$998.8	$203.9	$794.9

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $222.6 million of funded loans included in Financial instruments owned—Loans and Loans to and investments in related parties, and a $18.7 million net liability related to lending commitments recorded in Financial instruments sold, not yet purchased—Derivatives and Financial instruments owned—Derivatives in the Consolidated Statement of Financial Condition at November 30, 2014.
(3)	Represents the notional amount of unfunded lending commitments.

Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At November 30, 2014, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $30.5 million. (See Note 11, Investments for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.)

Additionally, At November 30, 2014, we had other outstanding equity commitments to invest up to $1.8 million in various other investments.

JEF-77

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2014, we had $444.9 million of outstanding loan commitments to clients.

Loan commitments outstanding at November 30, 2014, also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $99.6 million at November 30, 2014.

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

Leases. As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. At November 30, 2014, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2015 through 2019 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Operating Leases
2015	$42,697
2016	53,056
2017	56,089
2018	56,038
2019	54,785
Thereafter	443,361

Total	$706,026

The total minimum rentals to be received in the future under non-cancelable subleases at November 30, 2014 was $5.7 million.

Rental expense, net of subleases, amounted to $57.4 million, $43.2 million, $12.1 million, and $48.4 million for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012, respectively.

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continues into 2014. At November 30, 2014, minimum future lease payments are as follows (in thousands):

JEF-78

Fiscal Year
2015	$3,887
2016	3,887
2017	3,887
2018	1,583
2019	167

Net minimum lease payments	13,411
Less amount representing interest	927

Present value of net minimum lease payments	$12,484

Contingencies

Seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group LLC became a wholly owned subsidiary of Leucadia National Corporation. The class actions named as defendants Leucadia, Jefferies Group, certain members of our board of directors, certain members of Leucadia’s board of directors and, in certain of the actions, certain transaction-related subsidiaries. On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. The terms of that agreement, which are subject to court approval, provide for an aggregate payment of $70.0 million by Leucadia, who will bear the costs of the settlement, to certain former equity holders of Jefferies Group, other than the defendants and certain of their affiliates, along with attorneys’ fees to be determined and approved by the court. The agreement further provides that the settlement will be paid, at Leucadia’s option, in either cash or Leucadia common shares. If approved by the court, the settlement will resolve all of the class-action claims in Delaware, and release the claims brought in New York.

During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC relating to an investigation of purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. All such amounts were recognized in our year-end 2013 financial statements. At November 30, 2014, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $1.9 million. Additionally, pursuant to an undertaking required by the SEC settlement, Jefferies has retained an Independent Compliance Consultant.

Guarantees

Derivative Contracts. As a dealer, we make markets and trade in a variety of derivative instruments. Certain derivative contracts that we have entered into meet the accounting definition of a guarantee under U.S. GAAP, including credit default swaps, written foreign currency options and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of our maximum potential payout under these contracts.

JEF-79

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2014 (in millions):

	Expected Maturity Date
Guarantee Type:			2017 and	2019 and	2021 and	Notional/ Maximum Payout
	2015	2016	2018	2020	Later
Derivative contracts—non-credit related	$59,875.6	$229.6	$252.1	$721.8	$487.7	$61,566.8
Written derivative contracts—credit related	—	—	—	485.0	—	485.0

Total derivative contracts	$59,875.6	$229.6	$252.1	$1,206.8	$487.7	$62,051.8

At November 30, 2014 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$480.0	$—	$—	$—	$—	$—	$480.0
Single name credit default swaps	$—	$—	$—	$5.0	$—	$—	$5.0

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2014, the fair value of derivative contracts meeting the definition of a guarantee is approximately $851.7 million.

Loan Guarantees. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At November 30, 2014, the maximum amount payable under these guarantees is $31.0 million.

Stand by Letters of Credit. At November 30, 2014, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $47.8 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

Note 23. Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements under the alternative method permitted by Rule 15c3-1 in calculating net capital. On September 1, 2014, Jefferies Bache, LLC (an FCM) merged with and into Jefferies. Jefferies, as the surviving entity, registered as an FCM and is subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

JEF-80

At November 30, 2014, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,025,113	$913,465
Jefferies Execution	6,150	5,900

FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies as an FCM.

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited, which are authorized and regulated by the Financial Conduct Authority in the U.K.

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

Our reportable business segment information is prepared using the following methodologies:

•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

JEF-81

Our net revenues and expenses by segment are summarized below (in millions):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Capital Markets:
Net revenues	$2,949.0	$2,074.1	$807.6	$3,034.7
Expenses	$2,652.0	$1,840.4	$660.6	$2,496.4
Asset Management:
Net revenues	$41.1	$66.6	$10.9	$27.0
Expenses	$35.1	$32.6	$7.5	$30.6
Total:
Net revenues	$2,990.1	$2,140.7	$818.5	$3,061.7
Expenses	$2,687.1	$1,873.0	$668.1	$2,527.0

The following table summarizes our total assets by segment at November 30, 2014 and November 30, 2013 (in millions):

	November 30, 2014	November 30, 2013
Segment assets:
Capital Markets	$44,002.6	$39,276.8
Asset Management	515.0	900.2

Total assets	$44,517.6	$40,177.0

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Americas (1)	$2,261,683	$1,651,789	$663,588	$2,507,839
Europe (2)	634,358	441,795	133,104	450,823
Asia	94,097	47,097	21,852	102,990

Net revenues	$2,990,138	$2,140,681	$818,544	$3,061,652

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

JEF-82

Note 25. Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2014 and November 30, 2013, loans to and/or equity investments in Private Equity Related Funds were in aggregate $60.7 million and $61.7 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Interest income	$—	$852	$516	$3,100
Other revenues and investment income (loss)	(14,868)	9,294	947	(8,500)

For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 22, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At November 30, 2014 and November 30, 2013, we have commitments to purchase $344.8 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Harbinger Group Inc. As part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by Harbinger of $232.0 million.

National Beef Packaging Company, LLC (“National Beef”). We act as an FCM for National Beef, which is partially owned by Leucadia. At November 30, 2014, we had a customer payable to National Beef of $4.1 million and recognized commissions of $0.2 million during the year ended November 30, 2014.

Officers, Directors and Employees. At November 30, 2014 and November 30, 2013, we had $20.1 million and $13.9 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers includes balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. During 2014, we sold private equity interests with a fair value of $4.0 million at their then fair value to a private equity fund owned by our employees and have also provided a guarantee of the fund’s credit agreement.

The following is a description of related party transactions with Leucadia:

•	Under a service agreement, we charge Leucadia for certain services which, for the year ended November 30, 2014 and nine months ended November 30, 2013 amounted to $22.3 million and $16.7 million, respectively. At November 30, 2014 and November 30, 2013, we had a receivable from Leucadia of $10.9 million and $2.3 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At November 30, 2014 and November 30, 2013, we had a payable to Leucadia of $41.5 million and $6.7 million respectively, related to stock compensation arrangements and senior executive benefits provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

JEF-83

•	We have a tax sharing agreement with Leucadia, for which any amounts outstanding are included in Other assets in the Consolidated Statements of Financial Condition. (See Note 21, Income Taxes)

•	During 2013, we sold 100% of our interests in Jefferies Management Limited (“JIML”), our special situations asset management business, to Leucadia for consideration of $2.3 million in the form of an intercompany loan receivable from Leucadia. The net assets of JIML that were transferred were $2.3 million, including goodwill of $400,000. No gain or loss was recognized on the sale.

•	At November 30, 2014 and November 30, 2013, $25.4 million and $80.5 million, respectively, of the total noncontrolling interests in asset management entities that are consolidated by us are attributed to Leucadia.

•	During the year ended November 30, 2014, we received investment banking revenues for providing advisory and debt capital market services to Leucadia and its’ subsidiaries of $3.1 million, which is recorded in Investment banking revenues on the Consolidated Statement of Earnings.

•	On March 18, 2014, we sold our investment in Harbinger Group Inc., consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date. In addition, on February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value.

For information regarding the transaction on March 1, 2013, see Note 4, Leucadia and Related Transactions and for information regarding other investments by Leucadia, see Note 16, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries.

For information on transactions with our equity method investees, see Note 11, Investments.

JEF-84

Note 26. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 (in thousands, except per share amounts):

	Successor
	Three Months Ended
	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014
Total revenues	$723,004	$1,055,435	$970,786	$1,097,040
Net revenues	524,809	843,309	722,992	899,028
Earnings (loss) before income taxes	(114,020)	135,635	99,137	182,269
Earnings (loss) attributable to Jefferies Group LLC	(99,759)	83,561	61,326	112,432
Earnings per common share:
Basic	N/a	N/a	N/a	N/a

Diluted	N/a	N/a	N/a	N/a

	Successor			Predecessor
	Three Months Ended
	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013
Total revenues	$1,139,157	$710,682	$869,901	$1,021,960
Net revenues	950,548	531,695	658,438	818,544
Earnings before income taxes	175,660	23,382	65,253	139,487
Earnings attributable to Jefferies Group LLC/common stockholders	109,943	11,740	39,508	80,138
Earnings per common share:
Basic	N/a	N/a	N/a	$0.35

Diluted	N/a	N/a	N/a	$0.35

JEF-85