Form 10-Q
period 2015-03-31
LEUCADIA NATIONAL CORP
filed 2015-05-08
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
YES            ________   NO            X

The number of shares outstanding of each of the issuer’s classes of common stock at April 23, 2015 was 366,658,918.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2015 and December 31, 2014
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$3,524,524	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	3,186,319	3,444,674
Financial instruments owned, including securities pledged of $14,407,276 and $14,794,488:
Trading assets, at fair value	20,971,087	19,612,490
Available for sale securities	974,430	1,608,769
Total financial instruments owned	21,945,517	21,221,259
Investments in managed funds	593,581	281,470
Loans to and investments in associated companies	1,762,711	1,712,568
Securities borrowed	6,566,376	6,853,103
Securities purchased under agreements to resell	3,745,688	3,926,858
Securities received as collateral	4,821	5,418
Receivables	4,354,707	3,934,825
Property, equipment and leasehold improvements, net	722,149	726,376
Intangible assets, net and goodwill	2,702,298	2,720,763
Deferred tax asset, net	1,506,968	1,712,535
Other assets	1,707,033	1,807,284
Total	$52,322,692	$52,623,908

LIABILITIES
Short-term borrowings	$411,998	$12,000
Trading liabilities, at fair value	7,945,501	8,904,592
Securities loaned	3,173,512	2,598,487
Securities sold under agreements to repurchase	11,323,367	10,672,157
Other secured financings	950,377	705,126
Obligation to return securities received as collateral	4,821	5,418
Payables, expense accruals and other liabilities	8,940,421	10,516,491
Long-term debt	8,558,783	8,527,929
Total liabilities	41,308,780	41,942,200

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	168,541	186,686
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
366,721,455 and 367,498,615 shares issued and outstanding, after deducting
49,224,733 and 48,447,573 shares held in treasury	366,721	367,499
Additional paid-in capital	5,073,033	5,059,508
Accumulated other comprehensive income	427,118	447,082
Retained earnings	4,784,966	4,428,069
Total Leucadia National Corporation shareholders’ equity	10,651,838	10,302,158
Noncontrolling interests	68,533	67,864
Total equity	10,720,371	10,370,022

Total	$52,322,692	$52,623,908

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	2015	2014

Revenues:
Beef processing services	$1,852,311	$1,885,754
Commissions	166,922	162,063
Principal transactions	729,235	281,054
Investment banking	250,995	414,320
Interest income	237,599	257,660
Net realized securities gains	15,089	5,394
Other	124,370	132,832
Total revenues	3,376,521	3,139,077
Interest expense	191,838	196,553
Net revenues	3,184,683	2,942,524

Expenses:
Cost of sales	1,922,223	1,945,675
Compensation and benefits	410,852	565,837
Floor brokerage and clearing fees	55,080	49,570
Interest	30,449	28,576
Depreciation and amortization	52,440	41,487
Selling, general and other expenses	166,983	174,319
	2,638,027	2,805,464
Income from continuing operations before income
taxes and income related to associated companies	546,656	137,060
Income related to associated companies	40,451	20,036
Income from continuing operations before income taxes	587,107	157,096
Income tax provision	212,678	56,250
Income from continuing operations	374,429	100,846
Loss from discontinued operations, net of income tax
(benefit) of $0 and $(4,796)	–	(8,909)
Net income	374,429	91,937
Net (income) loss attributable to the noncontrolling interests	234	(2,537)
Net loss attributable to the redeemable noncontrolling interests	7,112	5,932
Preferred stock dividends	(1,016)	(1,016)
Net income attributable to Leucadia National
Corporation common shareholders	$380,759	$94,316

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended March 31, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	2015	2014

Basic earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$1.00	$.27
Loss from discontinued operations	–	(.02)
Net income	$1.00	$.25

Diluted earnings (loss) per common share attributable
to Leucadia National Corporation common shareholders:
Income from continuing operations	$.99	$.27
Loss from discontinued operations	–	(.02)
Net income	$.99	$.25

Amounts attributable to Leucadia National Corporation
common shareholders:
Income from continuing operations, net of taxes	$380,759	$103,205
Loss from discontinued operations, net of taxes	–	(8,889)
Net income	$380,759	$94,316

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014

Net income	$374,429	$91,937
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of
$(619) and $2,393	(1,115)	4,310
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of
$2,944 and $(488)	(5,303)	878
Net change in unrealized holding gains (losses) on investments, net of
income tax provision (benefit) of $(3,563) and $2,881	(6,418)	5,188

Net unrealized foreign exchange gains (losses) arising during
the period, net of income tax provision (benefit) of $(5,768) and $62	(14,721)	13,897
Less: reclassification adjustment for foreign exchange (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $0 and $0	–	–
Net change in unrealized foreign exchange gains (losses),
net of income tax provision (benefit) of $(5,768) and $62	(14,721)	13,897

Net unrealized gains (losses) on derivatives arising during the
period, net of income tax provision (benefit) of $0 and $92	–	165
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit)
of $0 and $0	–	–
Net change in unrealized derivative gains (losses), net of income
tax provision (benefit) of $0 and $92	–	165

Net pension gains (losses) arising during the
period, net of income tax provision (benefit) of $0 and $0	–	–
Less: reclassification adjustment for pension (gains)
losses included in net income (loss), net of income tax provision
(benefit) of $(653) and $(422)	1,175	760
Net change in pension liability,
net of income tax provision (benefit) of $653 and $422	1,175	760

Other comprehensive income (loss), net of income taxes	(19,964)	20,010

Comprehensive income	354,465	111,947
Comprehensive (income) loss attributable to the noncontrolling interests	234	(2,537)
Comprehensive loss attributable to the redeemable
noncontrolling interests	7,112	5,932
Preferred stock dividends	(1,016)	(1,016)

Comprehensive income attributable to Leucadia National
Corporation common shareholders	$360,795	$114,326

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014

Net cash flows from operating activities:
Net income	$374,429	$91,937
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	214,612	39,754
Depreciation and amortization of property, equipment and leasehold improvements	37,262	29,336
Other amortization	3,066	(265)
Share-based compensation	32,794	38,207
Provision for doubtful accounts	3,636	2,752
Net securities gains	(15,089)	(5,394)
Income related to associated companies	(61,140)	(40,663)
Distributions from associated companies	39,703	20,912
Net gains related to property and equipment, and other assets	(659)	(1,177)
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited
with clearing and depository organizations	257,319	(183,710)
Trading assets	(1,095,937)	(1,968,227)
Investments in managed funds	(312,111)	(4,978)
Securities borrowed	285,891	(756,481)
Securities purchased under agreements to resell	179,290	(694,175)
Receivables from brokers, dealers and clearing organizations	(38,561)	(478,066)
Receivables from customers of securities operations	(94,841)	(227,813)
Other receivables	(28,557)	(72,241)
Other assets	(124,643)	(149,111)
Trading liabilities	(966,190)	2,282,870
Securities loaned	575,750	572,285
Securities sold under agreements to repurchase	654,705	(10,772)
Payables to brokers, dealers and clearing organizations	384,163	287,356
Payables to customers of securities operations	(1,481,640)	488,178
Trade payables, expense accruals and other liabilities	(487,782)	(294,047)
Other	(62,857)	(946)
Net cash used for operating activities	(1,727,387)	(1,034,479)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(62,821)	(75,057)
Proceeds from disposals of property and equipment, and other assets	3,103	2,681
Acquisitions, net of cash acquired	–	(10,178)
Cash paid and cash of real estate operations sold to HomeFed Corporation	–	(18,100)
Advances on notes and other receivables	(283,000)	–
Collections on notes, loans and other receivables	21,836	4,432
Loans to and investments in associated companies	(607,025)	(794,498)
Capital distributions and loan repayment from associated companies	560,043	780,503
Deconsolidation of asset management entities	–	(207,965)
Purchases of investments (other than short-term)	(400,484)	(402,451)
Proceeds from maturities of investments	139,988	282,760
Proceeds from sales of investments	897,246	1,007,243
Other	(966)	(1,883)
Net cash provided by investing activities	267,920	567,487
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the periods ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$127,486	$192,690
Change in short-term borrowings	399,998	–
Reduction of debt	(15,448)	(21,930)
Net proceeds from other secured financings	245,251	35,683
Issuance of common shares	616	592
Distributions to noncontrolling interests	–	(778)
Contributions from noncontrolling interests	533	8,604
Purchase of common shares for treasury	(27,010)	(46,710)
Dividends paid	(23,359)	(23,186)
Other	246	953
Net cash provided by financing activities	708,313	145,918

Effect of foreign exchange rate changes on cash	(1,097)	4,006

Net decrease in cash and cash equivalents	(752,251)	(317,068)
Cash and cash equivalents at January 1, including cash classified as assets of
discontinued operations	4,276,775	3,907,595
Cash and cash equivalents at March 31, including cash classified as assets of
discontinued operations	$3,524,524	$3,590,527

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$204,769	$266,179
Income tax payments (refunds), net	$828	$(1,359)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2015 and 2014
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common		Accumulated
	Shares	Additional	Other
	$1 Par	Paid-In	Comprehensive	Retained		Noncontrolling
	Value	Capital	Income (Loss)	Earnings	Subtotal	Interests	Total

Balance, January 1, 2014	$364,541	$4,881,031	$538,050	$4,318,840	$10,102,462	$70,591	$10,173,053
Net income				94,316	94,316	2,537	96,853
Other comprehensive income, net of taxes			20,010		20,010		20,010
Contributions from noncontrolling interests					–	8,604	8,604
Distributions to noncontrolling interests					–	(778)	(778)
Deconsolidation of asset management entities					–	(77,475)	(77,475)
Share-based compensation expense		38,207			38,207		38,207
Change in fair value of redeemable
noncontrolling interests		755			755		755
Issuance of common shares for debt
conversion	1	11			12		12
Purchase of common shares for treasury	(1,714)	(44,996)			(46,710)		(46,710)
Dividends ($.0625 per common share)				(23,703)	(23,703)		(23,703)
Other	1,137	1,297			2,434		2,434

Balance, March 31, 2014	$363,965	$4,876,305	$558,060	$4,389,453	$10,187,783	$3,479	$10,191,262

Balance, January 1, 2015	$367,499	$5,059,508	$447,082	$4,428,069	$10,302,158	$67,864	$10,370,022
Net income				380,759	380,759	(234)	380,525
Other comprehensive loss, net of taxes			(19,964)		(19,964)		(19,964)
Contributions from noncontrolling interests					–	533	533
Change in interest in consolidated subsidiary		(370)			(370)	370	–
Share-based compensation expense		32,794			32,794		32,794
Change in fair value of redeemable
noncontrolling interests		11,033			11,033		11,033
Purchase of common shares for treasury	(1,182)	(25,828)			(27,010)		(27,010)
Dividends ($.0625 per common share)				(23,862)	(23,862)		(23,862)
Other	404	(4,104)			(3,700)		(3,700)

Balance, March 31, 2015	$366,721	$5,073,033	$427,118	$4,784,966	$10,651,838	$68,533	$10,720,371

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations

Leucadia National Corporation (“Leucadia” or the “Company”) is a diversified holding company focused on return on investment and long-term value creation to maximize shareholder value.  We continuously review acquisitions of businesses, securities and assets that have the potential for significant long-term value creation, invest in a broad array of businesses, and evaluate the retention and disposition of our existing operations and holdings.  Changes in the mix of our businesses and investments should be expected.

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), FXCM (a publicly traded company providing online foreign exchange trading), HomeFed (a publicly traded real estate company), and Berkadia (commercial mortgage banking and servicing).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group, formerly known as Harbinger (a publicly traded diversified holding company), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Conwed Plastics and Idaho Timber (manufacturing companies), and Golden Queen (a gold and silver mining project). The structure of each of our investments is tailored to the unique opportunity each transaction presents. Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, receivables, securities, or in other ways, depending on the structure of our holdings.

Jefferies is a global full service, integrated securities and investment banking firm.  In March of 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance, our joint venture with Babson Capital Management LLC and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, a joint venture with the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States.

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of March 2015 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

Leucadia Asset Management seeds and develops focused funds managed by distinct management teams, each of which operates as a separate business unit.

Our investment in FXCM consists of a $300 million two-year senior secured term loan ($287.6 million outstanding at March 31, 2015), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.

Berkadia, our 50-50 joint venture with Berkshire Hathaway, originates and brokers commercial real estate loans under various programs and services commercial real estate loans in the U.S.

We own approximately 65% of HomeFed, which owns and develops real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board.

We own 78.9% of National Beef Packing Company.  National Beef processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets.  National Beef operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products. National Beef operates the largest wet blue tanning facility in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties.

We own approximately 23% of HRG, a diversified holding company that operates in four business segments: consumer products, insurance, energy and asset management.  HRG is a public company traded on the NYSE.

Vitesse Energy, LLC acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota.

Juneau Energy, LLC engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.

Garcadia is a joint venture that owned and operated 26 automobile dealerships in the U.S. as of March 31, 2015.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

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

Third Party Pricing Information.  Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities.  External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period.  Jefferies has a process whereby it challenges the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) in order to validate the data for consistency with the definition of a fair value exit price.  Jefferies process includes understanding and evaluating the external data providers’ valuation methodologies.  For corporate, U.S. government and agency, municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions.  The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models.  For mortgage- and other asset-backed securities and collateralized debt obligations, the independent pricing services use a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity.  Further, Jefferies considers pricing data from multiple service providers as available as well as compares pricing data to prices observed for recent transactions, if any, in order to corroborate valuation inputs.

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

Receivables

At March 31, 2015 and December 31, 2014, Receivables include receivables from brokers, dealers and clearing organizations of $2,222.3 million and $2,187.5 million, respectively, and receivables from customers of securities operations of $1,343.6 million and $1,250.5 million, respectively.
Payables, expense accruals and other liabilities
At March 31, 2015 and December 31, 2014, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,663.0 million and $2,280.1 million, respectively, and payables to customers of securities operations of $4,757.5 million and $6,242.0 million, respectively.
Accounting Developments

Discontinued Operations.  In January 2015, we adopted new Financial Accounting Standards Board (“FASB”) guidance on the reporting of discontinued operations.  The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance will be effective for interim and annual periods beginning after December 15, 2016.  In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements to the extent applicable.

Repurchase Agreements.  In January 2015, we adopted the FASB’s new guidance that changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  This guidance did not significantly affect our consolidated results of operations, financial condition or cash flows.  Effective for interim periods beginning after March 31, 2015, the guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  We will provide the additional disclosures in our consolidated financial statements.

Consolidation.  In February 2015, the FASB issued new guidance that amends current consolidation guidance including changes to both the variable and voting interest models used to evaluate whether an entity should be consolidated.  This guidance also eliminates the deferral of certain consolidation standards for entities considered to be investment companies.  This guidance will be effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted.  We are evaluating the impact this new guidance will have on our consolidated financial statements.

Debt Issuance Costs.  In April 2015, the FASB issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  This guidance will be effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted.  The adoption of this guidance is not expected to have a significant impact on our consolidated statement of financial condition.

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and investments in managed funds that are accounted for at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,052,340	$209,338	$18,210	$–	$3,279,888
Corporate debt securities	–	3,399,249	30,735	–	3,429,984
Collateralized debt obligations	–	153,900	90,897	–	244,797
U.S. government and federal agency securities	3,783,645	106,427	–	–	3,890,072
Municipal securities	–	772,940	–	–	772,940
Sovereign obligations	1,522,227	1,057,623	333	–	2,580,183
Residential mortgage-backed securities	–	2,824,500	79,953	–	2,904,453
Commercial mortgage-backed securities	–	542,089	24,629	–	566,718
Other asset-backed securities	–	138,391	7,146	–	145,537
Loans and other receivables	–	1,349,201	111,410	–	1,460,611
Derivatives	96,660	5,083,829	46,136	(4,729,533)	497,092
Investments at fair value	–	3	193,094	–	193,097
Investment in FXCM	–	–	947,000	–	947,000
Physical commodities	–	58,715	–	–	58,715
Total trading assets	$8,454,872	$15,696,205	$1,549,543	$(4,729,533)	$20,971,087

Available for sale securities:
Corporate equity securities	$73,993	$–	$–	$–	$73,993
Corporate debt securities	–	29,528	–	–	29,528
U.S. government securities	213,611	–	–	–	213,611
Residential mortgage-backed securities	–	498,876	–	–	498,876
Commercial mortgage-backed securities	–	27,914	–	–	27,914
Other asset-backed securities	–	130,508	–	–	130,508
Total available for sale securities	$287,604	$686,826	$–	$–	$974,430
Cash and cash equivalents	$3,524,524	$–	$–	$–	$3,524,524
Investments in managed funds	$–	$160,456	$433,125	$–	$593,581
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,186,319	$–	$–	$–	$3,186,319
Securities received as collateral	$4,821	$–	$–	$–	$4,821

Liabilities:
Trading liabilities:
Corporate equity securities	$2,031,013	$60,034	$38	$–	$2,091,085
Corporate debt securities	–	1,766,453	–	–	1,766,453
U.S. government and federal agency securities	1,366,689	99,422	–	–	1,466,111
Sovereign obligations	707,844	659,846	–	–	1,367,690
Residential mortgage-backed securities	–	11,925	–	–	11,925
Loans	–	910,569	9,327	–	919,896
Derivatives	71,707	5,011,935	49,450	(4,810,751)	322,341
Total trading liabilities	$4,177,253	$8,520,184	$58,815	$(4,810,751)	$7,945,501
Other secured financings	$–	$–	$65,602	$–	$65,602
Obligation to return securities received as collateral	$4,821	$–	$–	$–	$4,821

	December 31, 2014
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,130,892	$226,441	$20,964	$–	$3,378,297
Corporate debt securities	–	3,342,276	55,918	–	3,398,194
Collateralized debt obligations	–	306,218	91,498	–	397,716
U.S. government and federal agency securities	2,694,268	81,273	–	–	2,775,541
Municipal securities	–	590,849	–	–	590,849
Sovereign obligations	1,968,747	790,764	–	–	2,759,511
Residential mortgage-backed securities	–	2,879,954	82,557	–	2,962,511
Commercial mortgage-backed securities	–	966,651	26,655	–	993,306
Other asset-backed securities	–	137,387	2,294	–	139,681
Loans and other receivables	–	1,458,760	97,258	–	1,556,018
Derivatives	65,145	5,046,278	54,190	(4,759,345)	406,268
Investments at fair value	–	73,152	119,212	–	192,364
Physical commodities	–	62,234	–	–	62,234
Total trading assets	$7,859,052	$15,962,237	$550,546	$(4,759,345)	$19,612,490

Available for sale securities:
Corporate equity securities	$89,353	$–	$–	$–	$89,353
Corporate debt securities	–	30,403	–	–	30,403
U.S. government securities	593,773	–	–	–	593,773
Residential mortgage-backed securities	–	606,683	–	–	606,683
Commercial mortgage-backed securities	–	43,401	–	–	43,401
Other asset-backed securities	–	245,156	–	–	245,156
Total available for sale securities	$683,126	$925,643	$–	$–	$1,608,769
Cash and cash equivalents	$4,276,775	$–	$–	$–	$4,276,775
Investments in managed funds	$–	$226,488	$54,982	$–	$281,470
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
organizations (3)	$3,444,674	$–	$–	$–	$3,444,674
Securities received as collateral	$5,418	$–	$–	$–	$5,418

Liabilities:
Trading liabilities:
Corporate equity securities	$1,934,469	$74,681	$38	$–	$2,009,188
Corporate debt securities	–	1,611,994	223	–	1,612,217
Collateralized debt obligations	–	4,557	–	–	4,557
U.S. government and federal agency securities	2,253,055	–	–	–	2,253,055
Sovereign obligations	1,217,075	574,010	–	–	1,791,085
Loans	–	856,525	14,450	–	870,975
Derivatives	52,778	5,117,803	49,552	(4,856,618)	363,515
Total trading liabilities	$5,457,377	$8,239,570	$64,263	$(4,856,618)	$8,904,592
Other secured financings	$–	$–	$30,825	$–	$30,825
Obligation to return securities received as collateral	$5,418	$–	$–	$–	$5,418

(1)	There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015. During the year ended December 31, 2014, equity options presented within Trading assets and Trading liabilities of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $434.8 million and $453.7 million at March 31, 2015 and December 31, 2014, respectively, and Commodities Futures Trading Commission (“CFTC”) approved money market funds with a fair value of $810.0 million and $545.0 million at March 31, 2015 and December 31, 2014, respectively.

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

Investment in FXCM

In January 2015, we entered into a credit agreement with FXCM Inc., and provided FXCM a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions is as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of an amount equal to two times the balance outstanding on the term loan as of April 16, 2015 (not to be less than $500 million or more than $680 million); and 60% of all amounts thereafter.  During the first quarter of 2015, we received $18.6 million of principal and interest payments from FXCM, and $287.6 million remained outstanding under the credit agreement as of March 31, 2015.  As of May 7, 2015, we have received an additional $69.3 million, and $228.4 million remained outstanding under the credit agreement.

FXCM is considered a variable interest entity and our term loan with rights is a variable interest.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM’s performance.  Therefore, we are not consolidating FXCM.

We view the FXCM loan and associated rights as one integrated transaction; since the rights, as derivatives, are accounted for at fair value, we have elected the fair value option for the loan.  The total amount of our investment in FXCM is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, are included within Principal transactions in the Consolidated Statements of Operations.  During the first quarter of 2015, we recorded in Principal transactions an aggregate $686.6 million of unrealized and realized gains and interest income relating to our investment in FXCM.  Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of our investment ($947.0 million at March 31, 2015).

We engaged an independent valuation firm to assist management in estimating the fair value of our loan and rights in FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.  Because of these inputs and the degree of judgment involved, we have categorized our investment in FXCM in Level 3.  The valuation is most significantly impacted by the inputs and assumptions related to the publicly traded stock price and volatility.  A $0.30 change in the price of FXCM’s shares alone (representing about 14% of the price at March 31, 2015), would result in a change of about $51 million in this valuation, assuming no change in any other factors we considered.  Likewise, a 10% change in the assumed volatility would result in a change of about $29 million in this valuation, assuming no other change in any other factors.  As we adjust to fair value each quarter, we anticipate volatility in the FXCM valuation, which could materially impact our results in a given period.

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

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
March 31, 2015
Equity Long/Short Hedge Funds (2)	$480,302	$–	(2)
High Yield Hedge Funds (3)	196	–	–
Fund of Funds (4)	340	94	–
Equity Funds (5)	40,403	25,670	–
Convertible Bond Funds (6)	3,470	–	At Will
Multi-strategy Fund (7)	108,150	–	–
Total (8)	$632,861	$25,764

December 31, 2014
Equity Long/Short Hedge Funds (2)	$146,134	$–	Monthly/Quarterly
High Yield Hedge Funds (3)	204	–	–
Fund of Funds (4)	323	94	–
Equity Funds (5)	65,216	26,023	–
Convertible Bond Funds (6)	3,355	–	At Will
Multi-strategy Fund (7)	105,954	–	–
Total (8)	$321,186	$26,117

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds' capital statements.
(2)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors.  At March 31, 2015, investments with a fair value of $78.0 million and at December 31, 2014 substantially all of the investments in this category are redeemable with 30 to 90 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $48.8 million and $117.2 million at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, this category also includes investments in two Folger Hill feeder funds that invest solely in a Folger Hill master fund that makes long/short equity investments, with broad industry and geographic diversification.  Investment in these funds is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  At March 31, 2015, our investments in these two funds had an aggregate fair value of $402.3 million.

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

(4)
Includes investments in fund of funds that invest in various private equity funds.  At March 31, 2015 and December 31, 2014, approximately 96% and 95%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At March 31, 2015 and December 31, 2014, investments representing approximately 99% and 99%, respectively,  of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.  The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

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

(8)
Investments at fair value in the Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014, include $153.8 million and $152.6 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.  In addition, at March 31, 2015 and December 31, 2014, Other secured financings includes $5.6 million and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

Pricing Information

Our trading assets and trading liabilities are measured using different valuation bases as follows:

	March 31, 2015		December 31, 2014
	Trading Assets	Trading Liabilities	Trading Assets	Trading Liabilities

Exchange closing prices	14%	25%	16%	20%
Recently observed transaction prices	4%	3%	4%	2%
External pricing services	66%	64%	67%	69%
Broker quotes	4%	4%	4%	3%
Valuation techniques	12%	4%	9%	6%
	100%	100%	100%	100%
 The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
	Balance, December 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, March 31, 2015	Changes in unrealized gains (losses) relating to instruments still held at March 31, 2015 (1)

Assets:
Trading assets:
Corporate equity securities	$20,964	$63	$–	$(168)	$–	$–	$(2,649)	$18,210	$243
Corporate debt securities	55,918	(1,930)	469	(533)	–	–	(23,189)	30,735	(1,577)
Collateralized debt obligations	91,498	(16,022)	–	(13,519)	(1,296)	–	30,236	90,897	(15,886)
Sovereign obligations	–	13	–	(1)	–	–	321	333	12
Residential mortgage-backed
securities	82,557	(2,863)	2,100	(1,375)	(23)	–	(443)	79,953	783
Commercial mortgage-backed
securities	26,655	(531)	–	(382)	(6,864)	–	5,751	24,629	(1,369)
Other asset-backed securities	2,294	(167)	26	(1)	–	–	4,994	7,146	(167)
Loans and other receivables	97,258	(5,033)	40,019	(16,122)	(15,448)	–	10,736	111,410	(3,262)
Investments at fair value	119,212	609	5,010	(594)	(277)	–	69,134	193,094	614
Investment in FXCM	–	686,627	279,000	–	(18,627)	–	–	947,000	686,627
Investments in managed funds	54,982	(22,211)	400,354	–	–	–	–	433,125	(22,210)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$–	$–	$–	$–	$–	$–	$38	$–
Corporate debt securities	223	(115)	(6,683)	6,698	–	–	(123)	–	–
Net derivatives (2)	(4,638)	6,938	–	–	(58)	1,072	–	3,314	(8,771)
Loans	14,450	(39)	(2,877)	825	–	–	(3,032)	9,327	39
Other secured financings	30,825	–	–	–	(2,218)	36,995	–	65,602	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations, except for realized and unrealized gains (losses) on Investments in managed funds, which are included in Other revenues in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2015

During the three months ended March 31, 2015, transfers of assets of $205.2 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $35.3 million, commercial mortgage-backed securities of $10.3 million and other asset-backed securities of $5.0 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $16.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;
•	Collateralized debt obligations of $64.5 million which have little to no transparency related to trade activity;
•	Corporate debt securities of $2.4 million, corporate equity securities of $1.7 million and investments at fair value of $69.2 million due to a lack of observable market transactions.

During the three months ended March 31, 2015, transfers of assets of $110.3 million from Level 3 to Level 2 are attributed to:
•
Non-agency residential mortgage-backed securities of $35.7 million and commercial mortgage-backed securities of $4.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $34.3 million and loans and other receivables of $5.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate debt securities of $25.6 million and corporate equity securities of $4.4 million due to an increase in observable market transactions.

During the three months ended March 31, 2015, there were transfers of loan liabilities of $3.0 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net gains on Level 3 assets were $638.6 million and net losses on Level 3 liabilities were $6.9 million for three months ended March 31, 2015.  Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM and certain investments at fair value partially offset by decreased valuations of certain investments in managed funds, collateralized debt obligations, loans and other receivables, residential and commercial mortgage-backed securities and corporate debt securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2014 (in thousands):

	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, March 31, 2014	Changes in unrealized gains (losses) relating to instruments still held at March 31, 2014 (1)

Assets:
Trading assets:
Corporate equity securities	$9,884	$(1,393)	$134	$–	$–	$–	$3,716	$12,341	$(1,319)
Corporate debt securities	25,666	(2,014)	4,136	(624)	–	–	2,151	29,315	193
Collateralized debt obligations	37,216	10,184	76,511	(78,081)	(144)	–	20,342	66,028	5,662
Residential mortgage-backed						–
securities	105,492	(1,626)	9,637	(13,703)	(1,755)	–	18,947	116,992	(2,097)
Commercial mortgage-backed
securities	17,568	(3,032)	8,933	(14,645)	(50)	–	8,712	17,486	(958)
Other asset-backed securities	12,611	72	2,250	(2,048)	(83)	–	(10,427)	2,375	7
Loans and other receivables	145,890	(3,902)	36,213	(49,475)	(935)	–	1,041	128,832	(3,807)
Investments at fair value	101,242	24,889	22,500	(9,012)	–	–	(776)	138,843	24,889
Investments in managed funds	57,285	(2,859)	5,102	–	–	–	–	59,528	(2,859)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$8	$–	$411	$–	$–	$558	$1,015	$(8)
Net derivatives (2)	6,905	1,267	(1,327)	2,169	197	–	(3,438)	5,773	(1,267)
Loans	22,462	(153)	(18,913)	4,887	–	–	1,977	10,260	(153)
Other secured financings	8,711	–	–	–	–	21,683	–	30,394	–

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations, except for realized and unrealized gains (losses) on Investments in managed funds, which are included in Other revenues in the Consolidated Statements of Operations.
(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2014

During the three months ended March 31, 2014, transfers of assets of $91.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•
Non-agency residential mortgage-backed securities of $38.1 million, commercial mortgage-backed securities of $9.0 million and other asset-backed securities of $1.8 million for which no recent trade activity was observed for purposes of determining observable inputs;

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

March 31, 2015

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$18,210
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.5 to 8.6	4.4
		Scenario analysis	Estimated recovery percentage	78%	–

Corporate debt securities	$24,795	Convertible bond model	Discount rate/yield	32%	–

Collateralized debt obligations	$51,095	Discounted cash flows	Constant prepayment rate	0% to 20%	14%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	42%
			Yield	6% to 20%	13%

Residential mortgage-backed securities	$79,953	Discounted cash flows	Constant prepayment rate	2% to 50%	13%
			Constant default rate	2% to 100%	21%
			Loss severity	35% to 80%	52%
			Yield	1% to 13%	6%

Commercial mortgage-backed securities	$24,629	Discounted cash flows	Yield	8% to 22%	14%
			Cumulative loss rate	1.9% to 73%	16%
		Scenario analysis	Estimated recovery percentage	81%	–

Other asset-backed securities	$7,146	Discounted cash flows	Constant prepayment rate	4% to 6%	4%
			Constant default rate	3% to 4%	4%
			Loss severity	50% to 60%	52%
			Yield	6% to 7%	6%

Loans and other receivables	$102,034	Comparable pricing	Comparable loan price	$100 to $101	$100.5
		Market approach	Yield	3% to 9%	7%
			EBITDA (a) multiple	8.2	–
		Scenario analysis	Estimated recovery percentage	10% to 81%	37%
		Discounted cash flows	Constant prepayment rate	20%	–
			Constant default rate	2%	–
			Loss severity	25%	–
			Yield	11%	–

Derivatives	$46,136
Foreign exchange options		Option model	Volatility	12% to 23%	15%
Commodity forwards		Discounted cash flows	Discount rate	20%	–
Loan commitments		Comparable pricing	Comparable loan price	$71 to $100	$99.0
			Yield	8%	–

Investments at fair value
Private equity securities	$32,312	Market approach	Transaction Level	$57	–
		Market approach	Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$310,000	Discounted cash flows	Term based on the pay off	6 months to 1.8 years	.8 years
Rights	637,000	Option pricing model	Volatility	65%	–
	$947,000

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$49,450
FX options		Option model	Volatility	12% to 23%	15%
Unfunded commitments		Comparable pricing	Comparable loan price	$71 to $100	$78.6
		Market approach	Yield	5% to 8%	8%
		Discounted cash flows	Constant prepayment rate	20%	–
			Constant default rate	2%	–
			Loss severity	25%	–
			Yield	11%	–

Loans	$9,327	Comparable pricing	Comparable loan price	$100	–

Other secured financings	$65,602	Comparable pricing	Comparable loan price	$82 to $100	$98.9

December 31, 2014

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	–

Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	–

Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%

Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%

Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	–

Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	–
			Constant default rate	3%	–
			Loss severity	70%	–
			Yield	7%	–

Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA (a) multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%

Derivatives	$54,190
Foreign exchange options		Option model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	–
Loan commitments		Comparable pricing	Comparable loan price	$100	–

Investments at fair value
Private equity securities	$32,323	Market approach	Transaction Level	$50	–
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitments		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45 bps	–
		Market approach	Yield	5%	–

Loans	$14,450	Comparable pricing	Comparable loan price	$100	–

Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At March 31, 2015 and December 31, 2014, asset exclusions consisted of $618.5 million and $180.0 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, investments in reinsurance contracts, certain corporate loans and at March 31, 2015, investments in managed funds.  At March 31, 2015 and December 31, 2014, liability exclusions consisted of $0 million and $0.3 million, respectively, of corporate loan commitments.

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

•
Investment in FXCM using a discounted cash flow valuation technique and an option pricing model.  A significant increase in term based on the time to pay off the loan would result in a significant higher fair value measurement.  A significant increase (decrease) in volatility or time to liquidity event would result in a significant lower (higher) fair value measurement.

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading assets and Trading liabilities.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis.  We have also elected the fair value option for certain financial instruments held by Jefferies subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Financial Instruments Owned:
Loans and other receivables	$5,389	$4,467

Financial Instruments Sold:
Loans	$(1,022)	$(462)
Loan commitments	$(7,166)	$(2,357)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	March 31, 2015	December 31, 2014

Loans and other receivables (1)	$426,425	$403,119
Loans and other receivables greater than 90 days past due (1)	$28,829	$5,594
Loans and other receivables on nonaccrual status (1) (2)	$(36,471)	$(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.
(2)	Amounts include all loans and other receivables greater than 90 days past due.

The aggregate fair value of loans and other receivables that were greater than 90 days past due was $14.1 million and $0 million at March 31, 2015 and December 31, 2014, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $285.7 million and $274.6 million at March 31, 2015 and December 31, 2014, respectively.

We have elected the fair value option for Jefferies investment in KCG Holdings, Inc.  The change in the fair value of this investment was $34.6 million and $(1.0) million for three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015 and December 31, 2014, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $581.6 million and $659.9 million at March 31, 2015 and December 31, 2014, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $(78.3) million during the three month period ended March 31, 2015 which is included in other merchant banking businesses and $32.6 million during the three months ended March 31, 2014, of which $12.7 million is included in other merchant banking businesses and $19.9 million is included in Jefferies results of operations for the period it owned certain of these shares.  We currently have two directors on HRG’s board.  We have agreed not to increase our interest in HRG above 27.5% through March 17, 2016.  The shares have the benefit of a registration rights agreement, and may be otherwise sold consistent with the securities laws; however, we have agreed not to sell the shares to a party if after such sale the party would own in excess of 4.9% of HRG common stock.

We believe accounting for these investments at fair value better reflected the economics of these investments, and quoted market prices for these investments provides an objectively determined fair value at each balance sheet date.  Our investment in HomeFed is the only investment accounted for under the equity method of accounting that is also a publicly traded company for which we did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the National Association of Securities Dealers OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons we did not elect the fair value option for HomeFed.
Note 4.  Derivative Financial Instruments

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

Derivative Financial Instruments

Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities.  See Notes 3 and 21 for additional disclosures about derivative financial instruments.

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities.  Jefferies manages the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of its firm wide risk management policies.  In connection with Jefferies derivative activities, Jefferies may enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements and similar agreements with counterparties.  These agreements provide Jefferies with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.  See Note 10 for additional information with respect to financial statement offsetting.

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

March 31, 2015
Interest rate contracts	$2,688,316	78,835	$2,633,960	124,133
Foreign exchange contracts	1,366,539	14,138	1,327,400	12,867
Equity contracts	836,053	1,909,862	838,598	1,889,424
Commodity contracts	245,818	941,231	215,191	948,122
Credit contracts: centrally cleared swaps	79,540	102	84,075	88
Credit contracts: other credit derivatives	10,359	38	33,868	42
Total	5,226,625		5,133,092
Counterparty/cash-collateral netting	(4,729,533)		(4,810,751)
Total per Consolidated Statement of Financial Condition	$497,092		$322,341

December 31, 2014
Interest rate contracts	$2,299,807	71,505	$2,292,691	89,861
Foreign exchange contracts	1,514,881	12,861	1,519,349	12,752
Equity contracts	1,050,990	2,271,507	1,058,015	2,051,469
Commodity contracts	276,726	1,031,568	303,206	1,020,418
Credit contracts: centrally cleared swaps	17,831	27	23,264	22
Credit contracts: other credit derivatives	5,378	18	23,608	27
Total	5,165,613		5,220,133
Counterparty/cash-collateral netting	(4,759,345)		(4,856,618)
Total per Consolidated Statement of Financial Condition	$406,268		$363,515

The following table presents unrealized and realized gains (losses) on derivative contracts for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014

Interest rate contracts	$(42,793)	$(5,118)
Foreign exchange contracts	15,172	6,067
Equity contracts	71,041	(96,236)
Commodity contracts	14,491	16,186
Credit contracts	(6,042)	(3,878)
Total	$51,869	$(82,979)

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at March 31, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$57,079	$2,674	$23,599	$(2,915)	$80,437
Equity swaps and options	8,894	31,585	5,657	–	46,136
Credit default swaps	–	–	7,442	(254)	7,188
Total return swaps	10,135	377	–	(299)	10,213
Foreign currency forwards, swaps and options	376,842	48,591	90	(23,179)	402,344
Interest rate swaps, options and forwards	45,809	178,897	125,598	(68,866)	281,438
Total	$498,759	$262,124	$162,386	$(95,513)	827,756
Cross product counterparty netting					(21,605)
Total OTC derivative assets included in
Trading assets					$806,151

(1)	At March 31, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $67.9 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At March 31, 2015 cash collateral received was $377.0 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Commodity swaps, options and forwards	$68,406	$254	$5,377	$(2,915)	$71,122
Equity swaps and options	4,670	59,118	19,452	–	83,240
Credit default swaps	254	6,242	2,103	(254)	8,345
Total return swaps	15,733	1,412	–	(299)	16,846
Foreign currency forwards, swaps and options	326,435	60,213	–	(23,179)	363,469
Fixed income forwards	431	–	–	–	431
Interest rate swaps, options and forwards	50,381	106,084	143,283	(68,866)	230,882
Total	$466,310	$233,323	$170,215	$(95,513)	774,335
Cross product counterparty netting					(21,605)
Total OTC derivative liabilities included in
Trading liabilities					$752,730

(1)	At March 31, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $28.0 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At March 31, 2015, cash collateral pledged was $458.4 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)          Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At March 31, 2015, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$508,060
BBB- to BBB+	107,645
BB+ or lower	94,772
Unrated	95,674
Total	$806,151

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2015 and December 31, 2014 is $298.6 million and $269.0 million, respectively, for which Jefferies has posted collateral of $279.0 million and $234.6 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2015 and December 31, 2014, Jefferies would have been required to post an additional $36.5 million and $55.1 million, respectively, of collateral to its counterparties.

Note 5.  Collateralized Transactions

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

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At March 31, 2015 and December 31, 2014, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $23.1 billion and $25.8 billion, respectively.  A substantial portion of these securities have been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition.  At March 31, 2015 and December 31, 2014, $4.8 million and $5.4 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 6.  Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities.  In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE.  A significant portion of the securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies.  These SPEs generally meet the criteria of variable interest entities; however, the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs.  Beginning in the third quarter of 2014, another of our subsidiaries utilized an SPE to securitize automobile loans receivable.  This SPE is a variable interest entity and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statement of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit. See Note 8 for further information on variable interest entities.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014

Transferred assets	$1,562.9	$1,626.9
Proceeds on new securitizations	1,564.5	1,628.1
Cash flows received on retained interests	2.4	8.5

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at March 31, 2015 and December 31, 2014.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	March 31, 2015		December 31, 2014
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$11,742.9	$403.7	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	3,519.5	97.9	5,848.5	204.7
Collateralized loan obligations	4,169.9	53.3	4,511.8	108.4

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

Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets.  To the extent Jefferies purchased securities through these market-making activities and Jefferies is not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities section presented in Note 8.

Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at March 31, 2015 and December 31, 2014 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2015
Bonds and notes:
U.S. government securities	$213,621	$3	$13	$213,611
Residential mortgage-backed securities	490,171	9,156	451	498,876
Commercial mortgage-backed securities	27,534	400	20	27,914
Other asset-backed securities	130,584	286	362	130,508
All other corporates	29,410	139	21	29,528
Total fixed maturities	891,320	9,984	867	900,437

Equity securities:
Common stocks:
Banks, trusts and insurance companies	24,687	14,696	–	39,383
Industrial, miscellaneous and all other	19,092	15,518	–	34,610
Total equity securities	43,779	30,214	–	73,993

	$935,099	$40,198	$867	$974,430

December 31, 2014
Bonds and notes:
U.S. government securities	$593,803	$33	$63	$593,773
Residential mortgage-backed securities	597,402	10,959	1,678	606,683
Commercial mortgage-backed securities	42,991	484	74	43,401
Other asset-backed securities	245,533	619	996	245,156
All other corporates	30,519	60	176	30,403
Total fixed maturities	1,510,248	12,155	2,987	1,519,416

Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,853	18,740	–	50,593
Industrial, miscellaneous and all other	20,355	18,405	–	38,760
Total equity securities	52,208	37,145	–	89,353

	$1,562,456	$49,300	$2,987	$1,608,769

The amortized cost and estimated fair value of investments classified as available for sale at March 31, 2015, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$228,255	$228,292
Due after one year through five years	14,776	14,847
Due after five years through ten years	–	–
Due after ten years	–	–
	243,031	243,139
Mortgage-backed and asset-backed securities	648,289	657,298
	$891,320	$900,437

At March 31, 2015, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

Note 8.  Variable Interest Entities

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of March 31, 2015 and December 31, 2014.

	Securitization Vehicles
	March 31,	December 31,
	2015	2014
	(In millions)

Cash	$.4	$.5
Financial instruments owned	65.6	62.7
Securities purchased under agreement to resell (1)	795.4	575.2
Other	97.2	107.1
Total assets	$958.6	$745.5

Other secured financings (2)	$950.4	$737.0
Other	8.2	8.5
Total liabilities	$958.6	$745.5

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $5.6 million and $39.7 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at March 31, 2015 and December 31, 2014, respectively.

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

At March 31, 2015 and December 31, 2014, another of our subsidiaries is the primary beneficiary of an SPE it utilized to securitize automobile loans receivable.  Our subsidiary acts as the servicer for which it receives a fee, and owns the equity interest in this SPE.  The notes issued by the SPE are secured solely by the assets of the SPE and do not have recourse to our subsidiary’s general credit and the assets of the VIE are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about Jefferies variable interests in nonconsolidated VIEs.

	Variable Interests
	Financial Statement Carrying Amount (3)	Maximum Exposure to Loss	VIE Assets
	Assets
	(In millions)

March 31, 2015
Collateralized loan obligations	$75.4	$817.9	$8,125.2
Consumer loan financing vehicles	175.3	758.8	411.6
Asset management vehicles (1)	6.0	6.0	199.6
Private equity vehicles (2)	23.7	48.3	70.8
Total	$280.4	$1,631.0	$8,807.2

December 31, 2014
Collateralized loan obligations	$134.0	$926.9	$7,737.1
Consumer loan financing vehicles	170.6	797.8	485.2
Asset management vehicles (1)	11.3	11.3	432.3
Private equity vehicles (2)	44.3	59.2	92.8
Total	$360.2	$1,795.2	$8,747.4

(1)	Assets consist of equity interests, which are included within Investments in managed funds, and accrued management and performance fees, which are included in Receivables.
(2)	Assets consist of equity interests, which are included in Investment in managed funds.
(3)	There were no significant liabilities at March 31, 2015 and December 31, 2014.
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

Asset Management Vehicles.  Jefferies manages the Jefferies Umbrella Fund, an "umbrella structure" company that invests primarily in convertible bonds and enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure.  Accounting changes to consolidation standards under GAAP have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model.  The Jefferies Umbrella Fund is subject to the deferral guidance and Jefferies is not the primary beneficiary under the risk and reward model.  Jefferies variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. See Note 2 for a discussion of new FASB guidance which will eliminate the deferral guidance upon adoption.

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund L.P.").  As of March 31, 2015 and December 31, 2014, Jefferies funded approximately $60.4 million and $60.1 million, respectively, of its commitment.  The carrying amount of Jefferies equity investment was $22.7 million and $43.1 million at March 31, 2015 and December 31, 2014, respectively.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.

Jefferies has a variable interest in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment.  The carrying amount of Jefferies equity investment was $1.0 million and $1.2 million at March 31, 2015 and December 31, 2014, respectively.  Jefferies exposure to loss is limited to its equity investment.  JEP IV has assets consisting primarily of private equity and equity related investments.
Jefferies has provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by certain of our employees. At March 31, 2015, the carrying value and maximum exposure to loss of the guarantee were $0 and $10.0 million, respectively.  Energy Partners I, LP, has assets consisting primarily of debt and equity investments.

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

 At March 31, 2015 and December 31, 2014, Jefferies held $2,729.5 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $930.1 million and $1,120.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen Mining Company, LLC.  See Note 9 for further discussion.

In addition, at March 31, 2015, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable with rights with FXCM.  See Note 3 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at March 31, 2015 and December 31, 2014 accounted for under the equity method of accounting is as follows (in thousands):

	March 31,	December 31,
	2015	2014

Jefferies Finance, LLC	$520,203	$508,891
Jefferies LoanCore LLC	301,549	258,947
Berkadia	219,017	208,511
Garcadia companies	170,876	167,939
HomeFed	269,684	271,782
Linkem S.p.A.	144,813	159,054
Golden Queen Mining Company, LLC (1)	103,311	103,598
Other	33,258	33,846

Total	$1,762,711	$1,712,568

(1)	At March 31, 2015 and December 31, 2014, the balance reflects $33.6 million and $33.7 million, respectively, related to a noncontrolling interest.

Income (losses) related to associated companies includes the following for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014

Berkadia	$32,343	$13,973
Garcadia companies	15,253	11,259
Linkem	(4,788)	(5,836)
HomeFed	(2,098)	(618)
Golden Queen	(287)	–
Other	28	1,258

Total	$40,451	$20,036

Income (losses) related to associated companies classified as Other revenues includes the following for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014

Jefferies Finance	$11,311	$17,601
Jefferies LoanCore	9,858	2,482
Other	(480)	544

Total	$20,689	$20,627

Jefferies Finance

In October 2004, Jefferies entered into an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual") and Babson Capital Management LLC ("Babson Capital") to form Jefferies Finance, a joint venture entity.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans.  Loans are originated primarily through the investment banking efforts of Jefferies.  Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co‑investments.  Jefferies Finance also purchases syndicated loans in the secondary market.

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At March 31, 2015, approximately $506.7 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary amounts totaling $700.0 million and $300.0 million, respectively, at March 31, 2015.  Committed advances are shared equally between Jefferies and MassMutual, while discretionary advances may be funded disproportionately if so agreed between MassMutual and Jefferies.  The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  At March 31, 2015 and December 31, 2014, $0 million and $0 million, respectively, of Jefferies $350.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned fees of $15.6 million and $47.6 million during the three months ended March 31, 2015 and 2014, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $.7 million and $4.3 million during the three months ended March 31, 2015 and 2014, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2015, Jefferies acted as placement agent in connection with a CLO managed by Jefferies Finance, for which Jefferies recognized fees of $.4 million, which are included in Investment banking revenues in the Consolidated Statement of Operations.  At March 31, 2015 and December 31, 2014, Jefferies held securities issued by the CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligation to the CLO.  Additionally, Jefferies has entered into a derivative contract with Jefferies Finance whose underlying is based on certain securities issued by the CLO.  There were no significant revenues recognized by Jefferies in connection with its roles related to the execution of the CLO.

Under a service agreement, Jefferies charged Jefferies Finance $27.8 million and $21.7 million for services provided during the three months ended March 31, 2015 and 2014, respectively.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $15.5 million and $41.5 million at March 31, 2015 and December 31, 2014, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At March 31, 2015 and December 31, 2014, Jefferies had funded $237.0 million and $200.9 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through March 31, 2015, cumulative cash distributions received from this investment aggregated $322.5 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial mortgage loans which are not part of government agency programs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of March 31, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.

Linkem

We have acquired approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy, for aggregate cash consideration of $142.9 million.  In addition, we have purchased 5% convertible notes issued by Linkem for $101.0 million (€78.9 million principal amount, including interest in kind) which if converted, would increase our ownership to approximately 55% of Linkem’s common equity.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At March 31, 2015, we own 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at March 31, 2015.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.

During 2014, we sold to HomeFed substantially all of our real estate properties and operations, our interest in Brooklyn Renaissance Plaza (“BRP”) and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares. Under GAAP, we are not permitted to immediately recognize any gain on real estate sale transactions in which the seller does not receive cash; accordingly, the gain on sale of approximately $36.1 million was deferred and is being recognized into income over time.

Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.  We have also entered into a stockholders agreement that will limit our ability to increase our interest in HomeFed or dispose of our interest in HomeFed. We have a registration rights agreement with HomeFed that covers all of our HomeFed shares.

Golden Queen Mining Company

During 2014, we invested $70.9 million, net in cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project.  Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  Construction has started on site and commissioning is planned for late 2015.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.1 million, net in cash.  Gauss LLC invested both our and the Clay family’s net contributions totaling $105 million to the joint venture, Golden Queen Mining Company, LLC, in exchange for a 50% ownership interest.  Golden Queen Mining Co. Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.

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

Note 10.  Financial Statement Offsetting

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)

Assets at March 31, 2015
Derivative contracts	$5,226,625	$(4,729,533)	$497,092	$–	$–	$497,092
Securities borrowing arrangements	$6,566,376	$–	$6,566,376	$(526,142)	$(766,832)	$5,273,402
Reverse repurchase agreements	$11,109,009	$(7,363,321)	$3,745,688	$(236,325)	$(3,450,577)	$58,786

Liabilities at March 31, 2015
Derivative contracts	$5,133,092	$(4,810,751)	$322,341	$–	$–	$322,341
Securities lending arrangements	$3,173,512	$–	$3,173,512	$(526,142)	$(2,616,154)	$31,216
Repurchase agreements	$18,686,688	$(7,363,321)	$11,323,367	$(236,325)	$(10,039,131)	$1,047,911

Assets at December 31, 2014
Derivative contracts	$5,165,613	$(4,759,345)	$406,268	$–	$–	$406,268
Securities borrowing arrangements	$6,853,103	$–	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	$14,059,133	$(10,132,275)	$3,926,858	$(634,568)	$(3,248,817)	$43,473

Liabilities at December 31, 2014
Derivative contracts	$5,220,133	$(4,856,618)	$363,515	$–	$–	$363,515
Securities lending arrangements	$2,598,487	$–	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	$20,804,432	$(10,132,275)	$10,672,157	$(634,568)	$(8,810,770)	$1,226,819

(1)
Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other provisions of GAAP are not met.  Further, for derivative assets and liabilities, amounts netted include cash collateral paid or received.

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
At March 31, 2015, amounts include $5,241.5 million of securities borrowing arrangements, for which we have received securities collateral of $5,093.8 million, and $1,038.8 million of repurchase agreements, for which we have pledged securities collateral of $1,073.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.  At December 31, 2014, amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31,	December 31,
	2015	2014

Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$14,501	$14,528

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of
$165,060 and $155,548	483,408	493,501
Trademarks and tradename, net of accumulated amortization of $51,254
and $47,101	343,459	347,883
Supply contracts, net of accumulated amortization of $32,997 and $30,433	116,998	119,562
Other, net of accumulated amortization of $4,808 and $4,703	2,795	2,900
Total intangible assets, net	961,161	978,374

Goodwill:
National Beef	14,991	14,991
Jefferies	1,717,595	1,718,847
Other operations	8,551	8,551
Total goodwill	1,741,137	1,742,389

Total intangible assets, net and goodwill	$2,702,298	$2,720,763

Amortization expense on intangible assets was $16.3 million and $16.6 million for the three months ended March 31, 2015 and 2014, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2015 (for the remaining nine months) - $47.6 million; 2016 - $63.0 million; 2017 - $63.1 million; 2018 - $63.3 million; and 2019 - $63.1 million.

Note 12.  Inventory

A summary of inventory at March 31, 2015 and December 31, 2014 which is classified as Other assets is as follows (in thousands):

	March 31,	December 31,
	2015	2014

Finished goods	$364,875	$343,959
Work in process	40,773	40,951
Raw materials, supplies and other	39,184	37,993
	$444,832	$422,903

Note 13.  Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At March 31, 2015 and December 31, 2014, $412.0 million and $12.0 million, respectively, was outstanding.  At March 31, 2015, the interest rate on short-term borrowings outstanding is 1.34% per annum.

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014

Parent Company Debt:
Senior Notes:
8.125% Senior Notes due September 15, 2015, $458,641 principal	$458,040	$457,723
5.50% Senior Notes due October 18, 2023, $750,000 principal	740,953	740,748
6.625% Senior Notes due October 23, 2043, $250,000 principal	247,000	246,991
Total long-term debt – Parent Company	1,445,993	1,445,462

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
3.875% Senior Notes, due November 9, 2015, $500,000 principal	505,851	507,944
5.5% Senior Notes, due March 15, 2016, $350,000 principal	360,702	363,229
5.125% Senior Notes, due April 13, 2018, $800,000 principal	839,383	842,359
8.5% Senior Notes, due July 15, 2019, $700,000 principal	826,229	832,797
2.375% Euro Senior Notes, due May 20, 2020, $559,850 principal	558,601	620,725
6.875% Senior Notes, due April 15, 2021, $750,000 principal	849,568	853,091
2.25% Euro Medium Term Notes, due July 13, 2022, $4,479 principal	3,956	4,379
5.125% Senior Notes, due January 20, 2023, $600,000 principal	622,716	623,311
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	381,073	381,515
3.875% Convertible Senior Debentures, due November 1, 2029,
$345,000 principal	348,276	348,568
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,969	513,046
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,885	421,960
Secured credit facility, due June 26, 2017	205,000	170,000
National Beef Term Loan	336,250	345,000
National Beef Revolving Credit Facility	181,916	135,144
Other	158,415	119,399
Total long-term debt – subsidiaries	7,112,790	7,082,467

Long-term debt	$8,558,783	$8,527,929

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.2523 common shares (equivalent to a conversion price of approximately $44.94).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

At March 31, 2015, Jefferies has a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $750.0 million with availability subject to one or more borrowing bases.  The Jefferies Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, minimum tangible net worth and liquidity requirements amounts and minimum capital requirements.  Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of non-U.S. dollar borrowings, is based on the London Interbank Offered Rate.  The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower.  At March 31, 2015, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility.

At March 31, 2015, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $300.0 million, which matures in October 2018.  In April 2015, National Beef increased its revolving credit facility to $375.0 million.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At March 31, 2015, the interest rate on the outstanding term loan was 2.9% and the interest rate on the outstanding revolving credit facility was 2.9%.  The credit facility contains a minimum tangible net worth covenant; at March 31, 2015, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $20.1 million were outstanding at March 31, 2015.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At March 31, 2015, after deducting outstanding amounts and issued letters of credit, $98.0 million of the unused revolver was available to National Beef.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014

As of January 1,	$184,333	$241,075
Loss allocated to redeemable noncontrolling
interests	(7,059)	(5,939)
Decrease in fair value of redeemable noncontrolling
interests credited to additional paid-in capital	(11,033)	(755)
Balance, March 31,	$166,241	$234,381

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At March 31, 2015, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (13.0%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of March 31, 2015 (dollars in millions):

	Discount Rates
Terminal Growth Rates	12.75%	13.00%	13.25%

1.75%	$170.0	$164.2	$158.6
2.00%	$172.2	$166.2	$160.5
2.25%	$174.5	$168.4	$162.5

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At March 31, 2015 and December 31, 2014, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed of $2.3 million and $2.4 million, respectively.

Mandatorily Redeemable Convertible Preferred Shares

In connection with our acquisition of Jefferies in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares (“Preferred Shares”) ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share.  The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

Note 16.  Common Shares and Compensation Plans

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  At March 31, 2015, 5,233,906 of our common shares were reserved for stock options and warrants.

Compensation and benefits expense included $32.8 million and $38.2 million for the three months ended March 31, 2015 and 2014, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $11.9 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, total unrecognized compensation cost related to nonvested share-based compensation plans was $88.2 million; this cost is expected to be recognized over a weighted-average period of 1.7 years.

The net tax detriment related to share-based compensation plans recognized in additional paid-in capital was $5.3 million during the three months ended March 31, 2015 and was not significant during the 2014 period.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the three months ended March 31, 2015 and 2014 were not significant.

At March 31, 2015, there were 2,572,000 shares of restricted stock outstanding with future service required, 4,065,000 RSUs outstanding with future service required, 8,563,000 RSUs outstanding with no future service required and 866,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 13,494,000.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31,	December 31,
	2015	2014

Net unrealized gains on available for sale securities	$571,170	$577,588
Net unrealized foreign exchange losses	(41,492)	(26,771)
Net minimum pension liability	(102,560)	(103,735)
	$427,118	$447,082

For the three months ended March 31, 2015 and 2014, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2015	2014
Net unrealized gains (losses) on available for			Net realized securities gains
sale securities, net of income tax provision
(benefit) of $2,944 and $(488)	$5,303	$(878)

Amortization of defined benefit pension			Compensation and benefits, which
plan actuarial gains (losses), net of			includes pension expense. See the
income tax benefit of $(653)			pension footnote for information
and $(422)	(1,175)	(760)	on this component.

Total reclassifications for the period,
net of tax	$4,128	$(1,638)

Note 18.  Pension Plans and Postretirement Benefits

The following table summarizes the components of net periodic pension cost charged to operations for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Components of net periodic pension cost:
Interest cost	$3,476	$3,774
Service cost	–	11
Expected return on plan assets	(2,690)	(2,536)
Actuarial losses	1,912	1,208
Net periodic pension cost	$2,698	$2,457

No employer contributions were paid during the three months ended March 31, 2015.

Other

We have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were not significant for the 2015 and 2014 periods.

We provide certain health care and other benefits to certain retired employees under plans which are currently unfunded.  We pay the cost of postretirement benefits as they are incurred.  Accumulated postretirement benefit obligations and amounts recognized in the consolidated statements of operations and in accumulated other comprehensive income (loss) were not significant.

Note 19.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at March 31, 2015 was $178.4 million (including $37.5 million for interest), of which $148.6 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

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

For the three months ended March 31, 2015 and 2014, the provision for income taxes includes $8.9 million and $15.1 million, respectively, for state income taxes and $2.7 million and $6.0 million, respectively, for foreign income taxes.

Note 20.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014

Numerator for earnings (loss) per share:
Net income attributable to Leucadia
National Corporation common shareholders	$380,759	$94,316
Allocation of earnings to participating securities (1)	(7,086)	(2,397)
Net income attributable to Leucadia
National Corporation common shareholders for
basic earnings (loss) per share	373,673	91,919
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	54	–
Mandatorily redeemable convertible preferred share
dividends	1,016	1,016
Interest on 3.75% Convertible Notes	–	640
Net income attributable to Leucadia
National Corporation common shareholders for
diluted earnings (loss) per share	$374,743	$93,575

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share –
weighted average shares	373,541	368,487
Stock options	10	101
Warrants	–	–
Mandatorily redeemable convertible preferred shares	4,162	4,162
3.875% Convertible Senior Debentures	–	–
3.75% Convertible Notes	–	4,598
Denominator for diluted earnings (loss) per share	377,713	377,348

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 7,114,000 and 9,704,400 for the three months ended March 31, 2015 and 2014, respectively.  Dividends declared on participating securities during the three months ended March 31, 2015 and 2014 were $0.4 million and $0.6 million, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 1,311,000 and 773,000 weighted-average shares of common stock were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For each period in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three months ended March 31, 2015 and 2014, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

Note 21.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes Jefferies commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout

Equity commitments (1)	$–	$9.2	$.8	$–	$171.8	$181.8
Loan commitments (1)	44.6	421.7	188.9	48.3	–	703.5
Mortgage-related and other purchase commitments	1,123.1	1,315.6	126.2	–	–	2,564.9
Forward starting reverse repos and repos	2,034.9	–	–	–	–	2,034.9
Other unfunded commitments (1)	30.0	–	–	–	21.9	51.9
	$3,232.6	$1,746.5	$315.9	$48.3	$193.7	$5,537.0

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents Jefferies credit exposure from loan commitments, including funded amounts, summarized by period of expiration as of March 31, 2015.  Credit exposure is based on the external credit ratings of the underlying or referenced assets of the loan commitments.  Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Non-investment grade	$–	$167.6	$–	$167.6	$2.8	$164.8
Unrated	128.0	643.0	–	771.0	232.3	538.7
Total	$128.0	$810.6	$–	$938.6	$235.1	$703.5

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $262.0 million of funded loans included in Trading assets and a $26.9 million net liability related to lending commitments recorded in Trading liabilities in the Consolidated Statement of Financial Condition as of March 31, 2015.
(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of March 31, 2015, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $30.0 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); we committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of March 31, 2015, $8.3 million has been provided to Folger Hill under the revolving credit facility.

Additionally, as of March 31, 2015, Jefferies had other equity commitments to invest up to $4.5 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of March 31, 2015, Jefferies has $353.5 million of outstanding loan commitments to clients.

Loan commitments outstanding as of March 31, 2015, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at March 31, 2015 was $154.9 million.
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

Contingencies

Jefferies Group Inc. Acquisition -- Seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group Inc. became our wholly-owned subsidiary.  The class actions named as defendants the Company, Jefferies Group, certain members of our board of directors, certain members of Jefferies Group’s board of directors and, in certain of the actions, certain transaction-related subsidiaries.  On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. The terms of that agreement provide for an aggregate payment of $70.0 million to certain former equity holders of Jefferies Group Inc., other than the defendants and certain of their affiliates, along with attorneys’ fees to be determined and approved by the court; we have accrued for this aggregate payment and attorneys’ fees.  The settlement resolves all of the class-action claims in Delaware, and releases the claims brought in New York.  The Delaware court approved the settlement on March 25, 2015, but has not yet determined the amount of attorneys’ fees to be awarded.  Plaintiffs have sought $27.5 million in fees and $1.1 million in expenses.  While the defendants continue to deny each of the plaintiffs’ claims and deny any liability, the defendants have entered into the settlement solely to settle and resolve their disputes, to avoid the costs and risks of further litigation and to avoid further distractions to our management.

Sykes v. Mel Harris & Associates, LLC. -- We and certain of our subsidiaries and officers are named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 09 Civ. 8486 (DC), in the United States District Court for the Southern District of New York.  The named defendants also include the Mel Harris law firm, certain individuals and members associated with the law firm, and a process server, Samserv, Inc. and certain of its employees.  The complaint alleges that default judgments obtained by the law firm against approximately 124,000 individuals in New York courts with respect to consumer debt purchased by our subsidiaries violated the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law (alleged only as to the law firm).  The complaint seeks injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated.  We asserted that we were an investor with respect to the subject purchased consumer debt and were regularly informed of the amounts received from debt collections, but otherwise had no involvement in any alleged illegal debt collection activities.

On December 29, 2010, the District Court denied defendants’ motions to dismiss in part (including as to the claims made against us and our subsidiaries) and granted them in part (including as to certain of the claims made against our officers).  On March 28, 2013, the Court certified a Rule 23(b)(2) class and a Rule 23(b)(3) class.  On February 10, 2015, the Second Circuit affirmed the certification of these classes.  None of these decisions addresses the ultimate merits of the case.

On March 18, 2015, we and plaintiffs executed a settlement agreement that provided additional detail regarding the terms of a settlement set out in a December 14, 2014 binding term sheet pursuant to which we expensed $3.2 million in the fourth quarter.  This amount is in addition to the $20.0 million previously accrued for this matter and the $22.8 million in deferred revenue.  The settlement agreement will be submitted to the District Court for its approval upon completion of the drafting of related documents.

Haverhill Retirement System v. Asali, et al. -- On May 2, 2014, plaintiff Haverhill Retirement System (“Haverhill”)  filed an amended putative class action and derivative lawsuit (the “Complaint”) entitled Haverhill Retirement System v. Asali, et al. in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Harbinger Capital Partners LLC, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”), the members of the board of directors of Harbinger Group, Inc. (“Harbinger”), nominal defendant Harbinger, as well as Leucadia. The Complaint alleges, among other things, that the directors of Harbinger breached their fiduciary duties in connection with Leucadia’s March 2014 purchase of preferred securities of subsidiaries of the Harbinger Funds that were exchangeable into Harbinger common stock owned by the Harbinger Funds, certain flaws in the process employed by the special committee of directors appointed by the Harbinger board in connection therewith, and that Leucadia aided and abetted the Harbinger board’s breaches of fiduciary, as well as a claim of unjust enrichment against Leucadia.  On April 1, 2014, the Chancery Court denied Haverhill’s motion for expedited proceedings associated with the complaint originally filed by Haverhill on March 26, 2014.  Haverhill filed an amended complaint on May 2, 2014.  On July 2, 2014, the defendants moved to dismiss the amended complaint.  On August 12, 2014, Plaintiffs filed another amended complaint. The amended complaint dropped Plaintiff’s unjust enrichment claim against Leucadia. With respect to remedies sought, the amended complaint no longer sought an injunction against installing Leucadia designees as Board members and no longer sought rescission of Leucadia’s right to select the director class to which one of its designees would be appointed.  A settlement has been agreed by the parties that does not provide for any payment by the Company and includes, among other things, additional disclosures by Harbinger.   A term sheet reflecting the settlement was signed on October 15, 2014.  On December 19, 2014, final settlement papers were submitted to the Court.  A settlement hearing was scheduled for April 6, 2015 and is now scheduled for June 8, 2015.

Other Contingencies -- During the first quarter of 2014, Jefferies reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC relating to an investigation of purchases and sales of mortgage-backed securities.  That investigation arose from a matter that came to light in late 2011, at which time Jefferies terminated a mortgage-backed securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements included an aggregate $25.0 million in payments, of which approximately $11.0 million constituted payments to trading counterparties impacted by those activities, approximately $10.0 million of which was a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. At March 31, 2015, Jefferies outstanding reserve with respect to remaining payments to be made under the agreements was approximately $1.0 million. Additionally, in April 2014, pursuant to an undertaking required by the SEC settlement, Jefferies retained an Independent Compliance Consultant (“ICC”). The ICC’s review concluded in January 2015 upon the submission of its final report to the SEC and our adoption of the recommendations contained therein.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$37,182.4	$2,241.6	$561.4	$699.1	$438.9	$41,123.4
Written derivative contracts – credit related	2.0	–	–	2,762.2	84.0	2,848.2
Total derivative contracts	$37,184.4	$2,241.6	$561.4	$3,461.3	$522.9	$43,971.6

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$2,772.2	$–	$–	$–	$–	$–	$2,772.2
Single name credit default swaps	$–	$–	$–	$12.0	$64.0	$–	76.0

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $567.1 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of March 31, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At March 31, 2015, the maximum amount payable under these guarantees is $31.0 million.
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

Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of March 31, 2015 was approximately $38.0 million.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At March 31, 2015, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $45.9 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $22.6 million at March 31, 2015.

Note 22.  Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies LLC and Jefferies Execution Services, Inc. (“Jefferies Execution”), are subject to the SEC Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital.  Jefferies is also registered as an FCM, and is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$954,261	$837,399
Jefferies Execution	7,132	6,882

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

Note 23.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other Assets:
Notes and loans receivable (a)	$249,385	$262,956	$213,174	$217,171

Financial Liabilities:
Short-term borrowings (b)	411,998	411,998	12,000	12,000
Long-term debt (b)	8,558,783	8,662,603	8,527,929	8,806,700

(a)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)	Short-term borrowings and long-term debt: The fair values of short-term borrowings are estimated to be the carrying amount. The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

Note 24.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.  Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014 are loans to and/or equity investments in Private Equity Related Funds of $35.9 million and $60.7 million, respectively.  Net losses aggregating $25.2 million and $2.5 million were recorded related to the Private Equity Related Funds for the three months ended March 31, 2015 and 2014, respectively.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21.

Berkadia Commercial Mortgage, LLC.  At March 31, 2015 and December 31, 2014, Jefferies has commitments to purchase $356.4 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

HRG Group, Inc.  As part of Jefferies loan secondary trading activities, it has unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $248.1 million and $232.0 million at March 31, 2015 and December 31, 2014, respectively.  Our Chairman also serves as HRG’s Chairman.
Officers, Directors and Employees.  We have $23.3 million and $20.1 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014, respectively.  Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At March 31, 2015 and December 31, 2014, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 22% and 20% of its cattle requirements under this agreement during the three months ended March 31, 2015 and 2014, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the three months ended March 31, 2015, sales to this affiliate were $9.4 million and purchases were $3.6 million.  During the three months ended March 31, 2014, sales to this affiliate were $7.4 million and purchases were $2.4 million.  At March 31, 2015 and December 31, 2014, amounts due from and payable to these related parties were not significant.  Both of these arrangements are based on what we believe to be competitive market prices.

HomeFed.  As more fully described in Note 9, during 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at March 31, 2015.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.

See Note 9 for information on transactions with Jefferies Finance and Jefferies LoanCore.

Note 25.  Discontinued Operations

Discontinued operations for the three month 2014 period primarily consists of the Lake Charles clean energy project and Premier.

A summary of the results of discontinued operations is as follows for the three months ended March 31, 2014 (in thousands):

Revenues and other income:
Gaming entertainment	$31,004
Investment and other income	810
31,814
Expenses:
Direct operating expenses – Gaming
entertainment	23,429
Compensation and benefits	1,172
Depreciation and amortization	2,224
Selling, general and other expenses	18,694
45,519
Loss from discontinued
operations before income taxes	(13,705)
Income tax (benefit)	(4,796)
Loss from discontinued operations after income taxes	$(8,909)

Note 26.  Segment Information

Our operating segments consist of our consolidated businesses, which offer different products and services and are managed separately.  Our reportable segments, based on qualitative and quantitative requirements, are Jefferies, National Beef, and Corporate and other.  Jefferies is a global full-service, integrated securities and investment banking firm.  National Beef processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets.  All other consists of our other financial services businesses and our other merchant banking businesses.  Our other financial services businesses include the Leucadia asset management platform, specialty finance companies, the commercial mortgage banking investment, the investment in HomeFed and the investment in FXCM.  Our other merchant banking businesses primarily include manufacturing, oil and gas exploration and development, real estate, and our investments in fixed wireless broadband services, automobile dealerships, and our gold and silver mining project.

Corporate and other assets primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset), cash and cash equivalents and corporate and other revenues primarily consist of interest, other income and net realized securities gains and losses.  We do not allocate Corporate and other revenues or overhead expenses to the operating units.

Certain information concerning our segments for the three months ended March 31, 2015 and 2014 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	2015	2014
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$591,441	$930,512
National Beef	1,856,019	1,887,378
Corporate and other	20,316	13,684
Total net revenues related to reportable
segments	2,467,776	2,831,574
All other	737,907	110,950
Intercompany eliminations	(21,000)	–
Total consolidated net revenues	$3,184,683	$2,942,524

Pre-tax income (loss) from continuing operations:
Reportable Segments:
Jefferies	$12,924	$196,370
National Beef	(33,585)	(28,013)
Corporate and other	(9,864)	(19,231)
Pre-tax income (loss) from continuing
operations related to reportable segments	(30,525)	149,126
All other	641,932	33,147
Parent Company interest	(24,300)	(25,177)
Total consolidated pre-tax income from
continuing operations	$587,107	$157,096

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$22,250	$17,031
National Beef	21,787	20,760
Corporate and other	970	1,337
Total depreciation and amortization
expenses related to reportable segments	45,007	39,128
All other	7,433	2,359
Total consolidated depreciation and
amortization expenses	$52,440	$41,487

All other revenue and pre-tax income from continuing operations in the above table include $686.6 million of unrealized and realized gains relating to our investment in FXCM for the three months ended March 31, 2015.

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended March 31, 2015 and 2014, interest expense classified as a component of Expenses was primarily comprised of National Beef ($4.2 million and $3.1 million, respectively) and parent company interest ($24.3 million and $25.2 million, respectively).

Note 27.  Subsequent Events

Jefferies Bache.  On April 9, 2015, Jefferies Group LLC, our wholly-owned subsidiary, entered into an agreement with Société Générale S.A. to transfer certain client exchange and over-the-counter transactions associated with Jefferies futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  In addition, Jefferies agreed to enter into a total return swap with respect to other over-the-counter transactions which will not be transferred, which is intended to replicate the economics of such non-transferred over-the-counter transactions.  The transfer is subject to customary closing conditions for a transaction of this nature.  Jefferies anticipates that the completion of this transaction will occur during its second quarter of 2015.  Jefferies is not able to estimate, at this time, the total assets and liabilities that will be transferred as such amounts will fluctuate based on daily client activity through the date of closing.
In addition, Jefferies expects to terminate its $750.0 million credit facility shortly after the closing of the above transaction. Upon termination of the credit facility, unamortized deferred origination costs of $5.4 million will be expensed.
Concurrently, Jefferies initiated a plan to exit the remaining aspects of its existing futures business and to terminate the remaining client agreements with respect to exchange transactions.  Jefferies estimates that it will incur the pre-tax costs set forth below that aggregate approximately $91.2 million in connection with this plan, primarily over the remainder of its 2015 fiscal year.  Jefferies expects the effect of these costs to be approximately $65.8 million on an after-tax basis.  Of the total estimated costs, approximately $23.0 million are of a non-cash nature and approximately $68.2 million will result in future cash expenditures.
(In millions)

Compensation and benefits (including severance costs,
retention awards and amortization expense for existing
restricted stock and restricted cash compensation awards)	$39.8
Accelerated capitalized software amortization	20.8
Technology and communications service agreements	24.5
Impairment of exchange memberships	2.5
Other expenses	3.6
Total	$91.2

All of the above costs will be incurred by us in our consolidated financial statements.  All of the above costs associated with the plan to exit the futures business, the nature of such costs and the effect of such costs are estimates only and are subject to change.
FXCM Holdings, LLC.  On April 1, 2015, Jefferies entered into an agreement (the “Agreement”) with FXCM Holdings, LLC and FXCM’s subsidiary, Faros Trading, LLC (“Faros”) to acquire their agency foreign exchange business and, in connection therewith, to hire certain employees of Faros.  The Agreement, the consideration for which is contingent on net profits, if any, from the operation of the business through November 30, 2017, is expected to close during the second quarter of 2015.  We do not believe this transaction will have a material impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”).

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

A summary of results of continuing operations for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Pre-tax income (loss) from continuing operations:
Jefferies	$12,924	$196,370
National Beef	(33,585)	(28,013)
Corporate and other	(9,864)	(19,231)
Other Financial Services Businesses	710,977	14,434
Other Merchant Banking Businesses	(69,045)	18,713
Parent Company Interest	(24,300)	(25,177)
Total consolidated pre-tax income from
continuing operations	$587,107	$157,096

Jefferies

Jefferies is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	2015	2014

Net revenues	$591,441	$930,512

Expenses:
Compensation and benefits	366,212	526,774
Floor brokerage and clearing fees	55,080	49,513
Depreciation and amortization	22,250	17,031
Selling, general and other expenses	134,975	140,824
	578,517	734,142

Income before income taxes	$12,924	$196,370

Jefferies comprises many business units, with many interactions and much integration among them.  Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services.  Jefferies business, by its nature, does not produce predictable or necessarily recurring earnings.  Jefferies results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and its own activities and positions.

The discussion below is presented on a detailed product and expense basis.  Net revenues presented for equity and fixed income businesses include allocations of interest income and interest expense as Jefferies assesses the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.

The following provides a summary of net revenues by source included in our three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014

Equities	$203,526	$219,506
Fixed income	125,941	286,729
Total sales and trading	329,467	506,235
Investment banking:
Capital markets:
Equities	79,071	94,738
Debt	60,876	173,038
Advisory	132,048	146,544
Total investment banking	271,995	414,320
Other	(10,021)	9,957

Total net revenues	$591,441	$930,512

Net Revenues

The decrease in net revenues for Jefferies first quarter of 2015 primarily reflects lower revenues in its fixed income and investment banking businesses as a result of fewer new issuances in leveraged finance capital markets and lower levels of trading activity due to challenging market conditions and global economic pressures.  Jefferies investment banking revenues for the 2015 period were down compared with the prior year quarter due to a decrease in debt and equity capital markets revenues, as well as lower advisory revenues.  Overall, its capital markets revenues decreased from the prior year quarter, primarily due to lower transaction volume, primarily in the leveraged finance capital markets.  Fixed income revenues for its first quarter of 2015 were down compared with the prior year quarter, primarily due to tighter trading conditions across most core businesses, partially offset by solid performance from Jefferies international rates business.  Revenues in Jefferies equities business in the 2015 period include an unrealized gain of $34.6 million from its investment in KCG Holdings, Inc. (“KCG”) compared with aggregate unrealized gains of $18.9 million from its investments in KCG and HRG Group, Inc. (“HRG”) in the 2014 period.  Jefferies European revenues were the highest quarter on record and Asian revenues were the third highest quarter on record for Jefferies first quarter of 2014.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue is heavily dependent on the overall level of trading activity of its clients.  Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC, which are accounted for under the equity method, as well as any changes in the value of its investments in KCG and HRG, which are accounted for at fair value.

Equities revenue for the three months ended March 31, 2015 and 2014 include an unrealized gain of $34.6 million and an unrealized loss of $1.0 million, respectively, from Jefferies investment in KCG, and for the three month 2014 period, an unrealized gain of $19.9 million from its investment in HRG.  Additionally, during the first quarter of 2014, Jefferies recognized a gain of $12.2 million in connection with its investment in CoreCommodity Management LLC.

During the first quarter of 2015, U.S. equity market conditions were characterized by a continual upward trend in U.S. stock prices, with economic data largely meeting expectations and the outlook for monetary policy remaining favorable.  In Europe and Asia, the recovery remains gradual and economic developments vary across regions.  The performance from Jefferies electronic trading platform has contributed to the increase in commission revenues, partially offset by a decrease in customer flows on its U.S. and Europe equity cash desks as a result of reduced trading volumes, which was in line with a decrease in exchange trading volumes.  The first quarter of 2014 was characterized by market volatility and stock prices generally rallied.  As a result, commission revenues for the 2014 period were driven by customer flows on Jefferies U.S and Europe equity cash, electronic trading, equity options and convertible desks.

Equities revenue from the Jefferies Finance joint venture during the three months ended March 31, 2015 decreased as compared to the same period in 2014 due to fewer loan closings and syndications, while revenues from the LoanCore joint venture increased during the three month 2015 period as compared to the same period in 2014 due to higher loan closings and securitizations.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

The decrease in total fixed income revenue for the 2015 period compared to the same period in 2014 was primarily due to tighter trading conditions across most core businesses, partially offset by increased revenues in Jefferies international rates business.

During the three month 2015 period, the fixed income markets were impacted at various points by geopolitical concerns in the Middle East, a new government in Greece raising the specter of Greek default, and economic uncertainty caused by volatility in currency and energy markets.  This added uncertainty with respect to growth of the U.S. economy and uncertainty as to timing of potential interest rate increases by the Federal Reserve.  Additionally, this, combined with extremely low rates globally, drove investors to seek spread and yield primarily in more liquid instruments.  As a result, transaction volumes and revenues improved in Jefferies international rates business.  Other of its fixed income businesses have been slower to rebound as investors have been concentrating on the most liquid securities.  Additionally, credit spread tightening and expectations of future rate increases resulted in lower trading volumes and revenues from Jefferies U.S. and international mortgages and municipal securities businesses.  The uncertainty in the global economy coupled with lower energy prices put downward pressure on global high yield bonds, especially less liquid and higher yielding bonds.  Jefferies also experienced a decline in trading volumes as investor focus was centered on liquidity at the expense of yield.  The global market uncertainty also drove lower revenues in emerging markets, particularly for markets with dependence on the energy economy.  Futures sales and trading revenues during the first quarter of 2015 increased slightly, primarily with respect to foreign currency trading, as directional volatility returned.

Investment Banking Revenue

Jefferies provides a full range of capital markets and financial advisory services to its clients across most industry sectors across the Americas, Europe and Asia.  Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.  Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.

The decrease in investment banking revenue was primarily due to a decrease in Jefferies debt and equity capital markets revenues.  Overall, capital markets revenues decreased in the first quarter of 2015 compared to the same period in 2014, primarily due to lower transaction volume in key segments of the leveraged finance market.  Advisory revenues for the three month 2015 period decreased from the prior year quarter, due in part to lower transaction activity in the energy sector driven by the volatility in oil prices.

During the three months ended March 31, 2015, from equity and debt capital raising activities, Jefferies generated $79.1 million and $60.9 million in revenues, respectively.  During the 2015 period, Jefferies completed 232 public and private debt financings that raised $42.9 billion in aggregate and completed 42 public equity financings and five convertible offerings that raised $7.5 billion (40 of which it acted as sole or joint bookrunner).  Financial advisory revenues totaled $132.0 million, including revenues from 35 merger and acquisition transactions with an aggregate transaction value of $27.0 billion.

During the three months ended March 31, 2014, from equity and debt capital raising activities, Jefferies generated $94.7 million and $173.0 million in revenues, respectively.  During the 2014 period, Jefferies completed 129 public and private debt financings that raised $53.1 billion in aggregate and Jefferies completed 37 public equity financings and three convertible offerings that raised $11.4 billion (33 of which it acted as sole or joint bookrunner).  Financial advisory revenues totaled $146.5 million, including revenues from 28 merger and acquisition transactions with an aggregate transaction value of $21.2 billion.

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $81.8 million and $75.0 million for the three months ended March 31, 2015 and 2014, respectively.  In addition, compensation and benefits expense includes $3.4 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.  Compensation and benefits as a percentage of Net revenues was 61.9% and 56.6% for the 2015 and 2014 periods, respectively.

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

Floor brokerage and clearing expenses are reflective of the trading volumes in Jefferies equities trading businesses.  Technology and communications expense includes costs associated with development of the various trading systems and projects associated with corporate support infrastructure, as well as accelerated depreciation on capitalized software related to its Jefferies Bache business.  Business development costs for the first quarter of 2015 reflect a decline in Jefferies loan origination business conducted through its Jefferies Finance joint venture.  Jefferies continues to incur legal and consulting fees as part of implementing various regulatory requirements.

National Beef

A summary of results of operations for National Beef for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	2015	2014

Net revenues	$1,856,019	$1,887,378

Expenses:
Cost of sales	1,848,161	1,874,963
Compensation and benefits	8,626	10,699
Interest	4,238	3,110
Depreciation and amortization	21,787	20,760
Selling, general and other expenses	6,792	5,859
	1,889,604	1,915,391

Loss before income taxes	$(33,585)	$(28,013)

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the first quarter of 2015 was largely unchanged from the comparable 2014 period.

Revenues in the three month 2015 period decreased in comparison to the same period in 2014, due primarily to lower sales volume, as fewer cattle were processed, partially offset by higher selling prices.  The change in cost of sales during 2015 compared to 2014 reflects higher cattle prices tempered by the lower volume.  As a result, gross margin was compressed and pre-tax results were adversely impacted.

Compensation and benefits for the first quarter of 2014 include $2.1 million related to employee separation in connection with closing the Brawley facility.

Corporate and other Results

A summary of results of operations for corporate and other for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	2015	2014

Net revenues	$20,316	$13,684

Expenses:
Compensation and benefits	19,779	20,743
Depreciation and amortization	970	1,337
Selling, general and other expenses	9,825	12,694
	30,574	34,774

Loss before income taxes and income
related to associated companies	(10,258)	(21,090)
Income related to associated companies	394	1,859
Pre-tax loss from continuing operations	$(9,864)	$(19,231)

Net revenues include net realized securities gains of $15.1 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively.  Net revenues also include interest income of $4.8 million and $6.0 million for the 2015 and 2014 periods, respectively.

For the three months ended March 31, 2015 and 2014, compensation and benefits includes accrued estimated incentive bonus expense of $5.5 million and $7.2 million, respectively, of which $2.0 million for 2014 related to our Senior Executive Annual Incentive Bonus Plan, which no longer is in effect.  Share-based compensation expense was $6.3 million and $6.4 million in the three months ended March 31, 2015 and 2014, respectively.

Income related to associated companies is comprised by our share of various investee’s underlying net income or loss, none of which is significant during the three month 2015 and 2014 periods.

Other Financial Services Businesses

A summary of results for other financial services businesses for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	2015	2014

Net revenues	$717,984	$5,824

Expenses:
Compensation and benefits	10,178	2,629
Interest	1,319	289
Depreciation and amortization	1,822	61
Selling, general and other expenses	23,933	1,663
	37,252	4,642

Income before income taxes and income
related to associated companies	680,732	1,182
Income related to associated companies	30,245	13,252
Pre-tax income from continuing operations	$710,977	$14,434

Our other financial services businesses include the consolidated results of certain Leucadia asset management fund managers, the returns on our investments in these funds, our investment in FXCM and our share of the income of Berkadia and HomeFed.

As more fully discussed in Note 3 to our consolidated financial statements, in January 2015, we entered into a credit agreement with FXCM Inc., for a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  We are accounting for our loan and rights at fair value.  During the three months ended March 31, 2015, we recognized with respect to our investment in FXCM $686.6 million of unrealized and realized gains, including the component related to interest income on the loan.  We engaged an independent valuation firm to assist management in estimating the fair value of our loan and rights in FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.  The valuation is most significantly impacted by the inputs and assumptions related to the publicly traded stock price and volatility.  A $0.30 change in the price of FXCM’s shares alone (representing about 14% of the price at March 31, 2015), would result in a change of about $51 million in this valuation, assuming no change in any other factors we considered.  Likewise, a 10% change in the assumed volatility would result in a change of about $29 million in this valuation, assuming no other change in any other factors.  As we adjust to fair value each quarter, we anticipate volatility in the FXCM valuation, which could materially impact our results in a given period.

Selling, general and other expenses for 2015 include $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM, and which Jefferies recognized in net revenues during the first quarter.  These intercompany fees have been eliminated in our consolidated results.

Revenues for other financial services businesses also reflect revenues generated by Leucadia asset management totaling $24.8 million and $4.0 million for the three month 2015 and 2014 periods, respectively.  Pre-tax income for Leucadia asset management was $22.9 million and $1.0 million for the 2015 and 2014 periods, respectively.

For the three months ended March 31, 2015 and 2014, income related to Berkadia was $32.3 million and $14.0 million, respectively.  Our share of HomeFed’s results was not significant during these periods.

Other Merchant Banking Businesses

A summary of results for other merchant banking businesses for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	2015	2014

Net revenues	$19,923	$105,126

Expenses:
Cost of sales	74,062	70,712
Compensation and benefits	6,057	4,992
Interest	592	–
Depreciation and amortization	5,611	2,298
Selling, general and other expenses	12,458	13,336
	98,780	91,338

Income (loss) before income taxes and income
related to associated companies	(78,857)	13,788
Income related to associated companies	9,812	4,925
Pre-tax income (loss) from continuing operations	$(69,045)	$18,713

Our other merchant banking operations reflect the results of a variety of other businesses including manufacturing and our oil and gas exploration and development businesses, which were begun during the first half of 2014.  Other operations also include our real estate operations, substantially all of which were sold to HomeFed during March 2014 in exchange for HomeFed common shares.

Net revenues for the three months ended March 31, 2015 and 2014 include principal transactions related to unrealized gains (losses) of $(78.3) million and $12.7 million, respectively, from the change in value of our investment in HRG, which is classified as a trading asset for which the fair value option election was elected.

For the three months ended March 31, 2015 and 2014, net revenues for manufacturing were $86.2 million and $85.3 million, respectively.  Net revenues during the 2015 period for our oil and gas exploration and production businesses were $10.0 million and were not significant during the 2014 period.  Net revenues for real estate were $5.6 million during the 2014 period.

For the three months ended March 31, 2015 and 2014, depreciation and amortization expenses for manufacturing were $1.2 million and $1.1 million, respectively.  Depreciation and amortization expenses for our oil and gas exploration and development businesses were $3.6 million during the first quarter of 2015.  Depreciation and amortization expenses for real estate were $1.0 million during 2014.

For the three months ended March 31, 2015 and 2014, selling, general and other expenses for manufacturing were $2.0 million and $1.7 million, respectively.  Selling, general and other expenses for real estate were $4.6 million during 2014.

For the three months ended March 31, 2015 and 2014, pre-tax profits for manufacturing were $3.7 million and $7.4 million, respectively.  Pre-tax income (losses) for the oil and gas exploration and development businesses were $0.4 million and $(1.8) million for the three months ended March 31, 2015 and 2014, respectively.  Pre-tax losses for the Oregon LNG project were $2.0 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.  Pre-tax results for the real estate businesses were not significant.

Income related to associated companies primarily relates to our investments in Linkem and Garcadia.  For the three months ended March 31, 2015 and 2014, losses related to Linkem were $4.8 million and $5.8 million, respectively, and income related to Garcadia was $15.3 million and $11.3 million, respectively.

Income Taxes

For the three months ended March 31, 2015, our provision for income taxes was $212.7 million, representing an effective tax rate of about 36%.  For the three months ended March 31, 2014, our provision for income taxes was $56.3 million, representing an effective tax rate of about 36%.

Discontinued Operations

Our loss from discontinued operations, net of income tax, totaled $8.9 million in the 2014 period and consisted primarily of $11.3 million in losses related to our Lake Charles clean energy project, offset by income of about $2.8 million from Premier.

For further information, see Note 25 to our consolidated financial statements.

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

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, and investments in managed funds.  Together these total $1.4 billion at March 31, 2015, with the largest portion comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt and corporate overhead expenses.

The parent company’s only long-term cash requirement is to make principal payments on its long-term debt ($1,458.6 million principal outstanding as of March 31, 2015), of which $458.6 million is due in 2015, $750.0 million in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the cost cannot be predicted.

As of March 31, 2015, we own approximately 46.6 million common shares of HRG, representing approximately 23% of its outstanding common shares, which are accounted for under the fair value option.  The shares were acquired at an aggregate cost of $475.6 million, are classified as Trading Assets and carried at fair value of $581.6 million at March 31, 2015.  In addition, we currently have two directors on HRG’s board, one of which serves as its Chairman.  We have agreed not to increase our interest in HRG above 27.5% through March 17, 2016.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); we committed to invest $400 million in its funds which were expected to be launched in the first quarter of 2015.  During the first quarter of 2015, we invested $400 million in Folger Hill’s funds.  This investment is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  We also committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses; as of March 31, 2015, $8.3 million has been provided.

During the first quarter of 2015, we invested $279.0 million in FXCM, structured as a two-year term loan and rights to receive a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, as more fully discussed in Note 3 to our consolidated financial statements.  We received $18.6 million of principal and interest payments from FXCM during the first quarter of 2015.  As of May 7, 2015, we have received an additional $69.3 million.

During the first quarter of 2015, we paid a quarterly dividend of $0.0625 per share which aggregated $23.4 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At March 31, 2015, we had outstanding 366,721,455 common shares and 13,494,000 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 380,215,455 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase to 25,000,000.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of March 31, 2015 we are authorized to repurchase 24,295,194 common shares.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at March 31, 2015 (dollars in thousands):

Total equity	$10,651,838
Less, investment in Jefferies	(5,477,065)
Equity excluding Jefferies	5,174,773
Less, our two largest investments:
National Beef	(781,006)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,918,167
Less, net deferred tax asset excluding Jefferies amount	(1,106,941)
Equity in a stressed scenario less net deferred tax asset	$2,811,226
Balance sheet amounts:
Available liquidity	$1,441,725
Parent company debt (see Note 14 to our
Consolidated financial statements)	$1,445,993
Ratio of parent company debt to stressed equity:
Maximum	.50	x
Actual, equity in a stressed scenario	.37	x
Actual, equity in a stressed scenario excluding net deferred tax asset	.51	x
Liquidity reserve:
Minimum	$953,000
Actual	$1,441,725

Our liquidity reserve is calculated as a minimum of twenty-four months of: holding company expenses (excluding non-cash components), parent company interest, and dividends.  Maturities of parent company debt within the upcoming year are also included.   In addition, management has indicated that our largest single investment will be not more than 20% of equity excluding Jefferies (currently National Beef), and that the next largest investment will be no more than 10% of equity excluding Jefferies, in each case measured at the time such investment was made.  The ratio of parent company debt to stressed equity excluding the net deferred tax asset exceeded the maximum due to the Senior Notes sold in October 2013.  However, as these notes were issued, in part, to provide funds for maturing notes, it is considered to be a temporary situation that will not impact our credit ratings.

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

Of Jefferies total trading assets, approximately 76.3% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At March 31, 2015, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2.8% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months	Year Ended
	Ended March 31, 2015	December 31, 2014
Securities purchased under agreements to resell:
Period end	$3,746	$3,927
Month end average	5,566	5,788
Maximum month end	6,602	8,081

Securities sold under agreements to repurchase:
Period end	$11,323	$10,672
Month end average	13,448	13,291
Maximum month end	15,261	16,586

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	March 31, 2015	Average Balance First Quarter 2015 (1)	December 31, 2014
Cash and cash equivalents:
Cash in banks	$773,594	$763,884	$1,083,605
Certificate of deposit	75,000	75,000	75,000
Money market investments	2,491,371	1,834,443	2,921,363

Total cash and cash equivalents	3,339,965	2,673,327	4,079,968

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	910,750	964,150	1,056,766
Other (3)	396,181	505,502	363,713

Total other sources	1,306,931	1,469,652	1,420,479

Total cash and cash equivalents and other liquidity sources	$4,646,896	$4,142,979	$5,500,447

(1)	Average balances are calculated based on weekly balances.
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

(3)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies LLC.

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 76.3% of inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	March 31, 2015		December 31, 2014
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,188,332	$314,287	$2,191,288	$297,628
Corporate debt securities	2,094,556	4,614	2,583,779	11,389
U.S. Government, agency and municipal securities	4,470,608	250,023	3,124,780	250,278
Other sovereign obligations	2,483,031	833,419	2,671,807	877,366
Agency mortgage-backed securities (1)	3,270,050	—	3,395,771	—
Physical commodities	58,714	—	62,234	—

	$14,565,291	$1,402,343	$14,029,659	$1,436,661

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

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 77.5% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.  A significant portion of Jefferies financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $795.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at March 31, 2015.  Of the $795.0 million aggregate notes, $85.0 million matures in 2015, $200.0 million matures in July 2016, $80.0 million matures in August 2016 and $60.0 million in December 2016, all bearing interest at a spread over one month LIBOR.  The remaining $220.0 million and $150.0 million mature in January 2016 and February 2016, respectively, and bear interest at a spread over three month LIBOR.  $515.0 million of the $795.0 million aggregate notes are redeemable within 90 days at the option of the noteholders.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of March 31, 2015, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $412.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings for Jefferies for the three month 2015 period was $39.0 million.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at March 31, 2015 is $6.2 billion, which excludes $205.0 million of outstanding borrowings under a long-term revolving Credit Facility.  Jefferies long-term debt has a weighted average maturity of approximately 8 years, excluding the Jefferies Credit Facility.  Jefferies next scheduled maturity is the $500.0 million principal amount of 3.875% Senior Notes that mature in November 2015.

The Jefferies Credit Facility is a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $750.0 million, with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  The borrowers under the facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC.  On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC.  Jefferies LLC is the surviving entity, and therefore, is a borrower under the Credit Facility.  Interest is based on, in the case of U.S. dollar borrowings, either the Federal funds rate or the London Interbank Offered Rate, or in the case of non-U.S. dollar borrowings, is based on the London Interbank Offered Rate.  The facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of its subsidiaries, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain of its subsidiaries to maintain specified levels of regulated capital.  Jefferies is currently in compliance with the facility and expects to remain in compliance given its current liquidity and anticipated additional funding requirements given its business plan and profitability expectations.  For further information with respect to use of the Credit Facility, see Note 27 in our consolidated financial statements and Part II, Item 5. Other Information contained in this Form 10-Q.

Jefferies long-term debt ratings are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa3	Negative
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB-	Stable

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $81.2 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$954,261	$837,399
Jefferies Execution	7,132	6,882

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

Net cash of $1,727.4 million and $1,034.5 million was used for operating activities in the three months ended March 31, 2015 and 2014, respectively.  Jefferies used funds of $1,328.7 million and $352.0 million during the 2015 and 2014 periods, respectively.  National Beef used funds of $22.0 million and $107.7 million during the 2015 and 2014 periods, respectively; manufacturing used funds of $10.2 million  and $4.7 million during the 2015 and 2014 periods, respectively; and discontinued operations used funds of $2.6 million and $17.8 million in 2015 and 2014, respectively.  During 2015 and 2014, net cash of $325.0 million and $268.5 million was used to make additional investments in the Leucadia asset management platform and, in 2014, $253.0 million was used to acquire our investment in HRG, both of which are classified as a use of cash for operating activities.  The change in operating cash flows also reflects lower interest payments in 2015 as compared to 2014.  During 2015, distributions from associated companies principally were received from Berkadia ($18.5 million), Garcadia ($11.4 million) and Jefferies associated companies ($9.8 million).  During 2014, distributions from associated companies principally were received from Berkadia ($10.0 million), Garcadia ($8.5 million) and Jefferies associated companies ($2.4 million).

Net cash of $267.9 million and $567.5 million was provided by investing activities in the 2015 and 2014 periods, respectively.  Acquisitions of property, equipment and leasehold improvements, and other assets include amounts primarily related to Jefferies ($17.4 million and $40.4 million in 2015 and 2014, respectively); National Beef ($9.1 million and $15.4 million in 2015 and 2014, respectively); other financial services businesses ($10.0 million in 2015); other merchant banking businesses, primarily oil and gas exploration and development businesses, ($19.8 million and $11.1 million in 2015 and 2014, respectively); corporate ($6.5 million in 2015); and discontinued operations ($7.0 million in 2014).  Advances on notes and other receivables in 2015 include the investment in FXCM ($279.0 million). Loans to and investments in associated companies includes Linkem ($5.9 million) and Jefferies associated companies ($600.8 million) for 2015, and Garcadia ($4.7 million) and Jefferies associated companies ($784.8 million) for 2014.  Capital distributions and loan repayment from associated companies includes Jefferies associated companies ($558.3 million and $779.6 million in 2015 and 2014, respectively).

Net cash of $708.3 million and $145.9 million was provided by financing activities in the three month periods ended March 31, 2015 and 2014, respectively.  During 2015, issuance of debt primarily reflects increases in Jefferies debt ($35.0 million), borrowings by National Beef under its bank credit facility ($46.8 million) and borrowings by the other financial services businesses ($45.7 million).  During 2014, issuance of debt primarily reflects increases in Jefferies debt ($50.0 million), borrowings by National Beef under its bank credit facility ($120.9 million) and borrowings by the other financial services businesses ($21.7 million).  Reduction of debt for 2015 includes $12.2 million related to National Beef’s debt and $2.8 million of debt related to other merchant banking businesses’ debt.  Reduction of debt for 2014 includes $6.9 million related to National Beef’s debt and $15.0 million of debt related to other financial services businesses’ debt.  Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile and if unsuccessful could reduce the value of our common shares; economic downturns, including a downgrade of the U.S. credit rating or a recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to replace Walmart’s consumer-ready business; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; risks of loss relating to our oil and gas exploration and development investments; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; uncertainties in HRG’s business and operations; uncertainties relating to FXCM’s revenue and profitability; volatility in the value of our investment in FXCM; revenue from new and used car sales at dealerships; investment in illiquid securities subject to standstill or otherwise restricted agreements; the failure of our technology systems and vulnerability to unauthorized access, computer hacking or computer viruses; our ability to pay dividends; transfer restrictions on our common shares; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation under the Dodd-Frank Act on Jefferies; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; and liability associated with legal proceedings.  For additional information, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K (our “2014 10-K”) and Part II, Item 1A. Risk Factors contained in this Form 10-Q.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  The discussion of risk is presented separately for Jefferies and the balance of our company.  Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk.  Information related thereto required under this Item is contained in Item 7A in our 2014 10-K, and is incorporated by reference herein.

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $581.6 million at March 31, 2015.  Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $58 million.

In addition, as more fully discussed elsewhere in this Report, we have an investment in FXCM consisting of a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  We are accounting for this investment at fair value, which is included within Trading Assets at fair value of $947.0 million at March 31, 2015.  Our market risk with respect to our investment in FXCM primarily relates to our rights; changes to the significant input with respect to our loan did not have a significant impact on the risk of loss.  The market risks surrounding our FXCM rights are primarily related to FXCM’s underlying common stock price and its volatility.  Assuming a decline of $0.30 (approximately 14%) in FXCM’s market price, as of March 31, 2015, the value of our FXCM rights would decrease by approximately $51 million, assuming no change in any other factors.  Likewise, assuming an increase in the observed volatility of FXCM by 10%, the value of our FXCM rights would decrease by approximately $29 million, assuming no other change in any other factors.

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

(In millions) Risk Categories	VaR at February 28, 2015	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended February 28, 2015					VaR at November 30, 2014	Daily VaR for the Three Months Ended November 30, 2014
		Average	High		Low			Average	High		Low
Interest Rates	$5.23	$5.60	$7.37		$4.19		$5.56	$4.29	$5.56		$3.16
Equity Prices	11.10	11.40	13.61		9.16		10.53	10.71	13.84		9.14
Currency Rates	0.34	0.70	3.32		0.27		0.87	2.27	4.50		0.87
Commodity Prices	0.56	0.35	0.69		0.11		0.19	0.39	0.91		0.07
Diversification Effect (2)	(5.38)	(4.78)	N/	A	N/	A	(3.87)	(4.91)	N/	A	N/	A
Firmwide	$11.85	$13.27	$17.31		$10.10		$13.28	$12.75	$14.57		$11.14

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

Average daily VaR increased to $13.27 million for the three months ended February 28, 2015 from $12.75 million for the three months ended November 30, 2014.  The slight increase was primarily driven by slightly higher credit spreads and interest rate risk exposure from slightly higher inventory and fixed income market volatility, partially offset by lower currency exposure due to a decrease in foreign exchange option activities.  Commodity prices risk and the diversification benefit across asset classes did not change significantly from the prior fiscal quarter.  Excluding the investments in KCG and HRG for the three months ended February 28, 2015 and the three months ended November 30, 2014, average VaR was $9.29 million and $8.77 million, respectively.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended February 28, 2015, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of or the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2015 (in thousands):

10% Sensitivity

Private investments	$41,295
Corporate debt securities in default	10,843
Trade claims	1,997

There were 11 days with trading losses out of a total of 61 days in the three months ended February 28, 2015. Excluding trading losses associated with the daily marking to market of the position in KCG in the three months ended February 28, 2015, there were nine days with trading losses.

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

•
Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments outstanding.  In addition, credit exposures on forward settling traded loans are included within Jefferies loans and lending exposures for consistency with the Statement of Financial Condition categorization of these items.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
AAA Range	$—	$—	$1.5	$1.9	$—	$—	$1.5	$1.9	$2,241.4	$2,921.4	$2,242.9	$2,923.3
AA Range	1.8	2.7	152.6	134.6	13.3	7.1	167.7	144.4	50.1	412.9	217.8	557.3
A Range	6.6	7.6	546.6	586.9	163.4	218.1	716.6	812.6	786.4	731.3	1,503.0	1,543.9
BBB Range	75.3	132.3	74.5	73.6	36.2	34.8	186.0	240.7	0.5	2.8	186.5	243.5
BB or Lower	189.9	189.9	86.7	127.9	29.2	45.2	305.8	363.0	—	—	305.8	363.0
Unrated	157.4	139.6	—	—	—	—	157.4	139.6	11.7	11.5	169.1	151.1

Total	$431.0	$472.1	$861.9	$924.9	$242.1	$305.2	$1,535.0	$1,702.2	$3,090.1	$4,079.9	$4,625.1	$5,782.1

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Asia/Latin America/ Other	$48.2	$48.8	$58.3	$55.7	$29.0	$24.6	$135.5	$129.1	$186.6	$221.0	$322.1	$350.1
Europe	0.9	8.5	173.7	218.2	56.8	76.1	231.4	302.8	169.8	617.5	401.2	920.3
North America	381.9	414.8	629.9	651.0	156.3	204.5	1,168.1	1,270.3	2,733.7	3,241.4	3,901.8	4,511.7

Total	$431.0	$472.1	$861.9	$924.9	$242.1	$305.2	$1,535.0	$1,702.2	$3,090.1	$4,079.9	$4,625.1	$5,782.1

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Asset Managers	$—	$—	$112.1	$91.8	$0.9	$—	$113.0	$91.8	$2,241.5	$2,921.4	$2,354.5	$3,013.2
Banks, Broker-dealers	1.7	10.7	438.7	482.2	189.8	251.4	630.2	744.3	848.6	1,158.5	1,478.8	1,902.8
Commodities	—	—	46.9	59.9	29.8	24.8	76.7	84.7	—	—	76.7	84.7
Other	429.3	461.4	264.2	291.0	21.6	29.0	715.1	781.4	—	—	715.1	781.4

Total	$431.0	$472.1	$861.9	$924.9	$242.1	$305.2	$1,535.0	$1,702.2	$3,090.1	$4,079.9	$4,625.1	$5,782.1

For additional information regarding credit exposure to OTC derivative contracts, see Note 4 in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Spain	$640.5	$(211.3)	$—	$0.7	$2.5	$0.2	$0.2	$432.6	$432.8
Great Britain	441.2	(167.7)	17.0	—	19.7	29.0	74.3	339.2	413.5
France	698.7	(220.4)	(144.1)	0.1	11.0	10.7	—	356.0	356.0
Canada	147.3	(63.8)	(12.3)	—	144.3	66.3	2.8	281.8	284.6
Italy	963.1	(541.7)	(223.5)	—	—	0.1	—	198.0	198.0
Hong Kong	15.4	(11.9)	(1.5)	—	4.9	—	118.2	6.9	125.1
Ireland	128.6	(15.9)	—	—	—	—	—	112.7	112.7
Puerto Rico	106.2	—	—	—	—	0.7	—	106.9	106.9
Netherlands	177.0	(114.5)	2.9	—	14.3	0.1	—	79.8	79.8
Austria	86.3	(14.9)	—	—	—	—	—	71.4	71.4
Total	$3,404.3	$(1,362.1)	$(361.5)	$0.8	$196.7	$107.1	$195.5	$1,985.3	$2,180.8

	December 31, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
Great Britain	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

The table below reflects not only Jefferies exposure to the sovereign debt and economic derivative positions in Greece, Ireland, Italy, Portugal, and Spain but also includes its exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries, as reflected in our Consolidated Statement of Financial Condition at March 31, 2015.  This table is presented in a manner consistent with how Jefferies management views and monitors these exposures as part of its risk management framework.  Issuer exposure to these European countries arises primarily in the context of Jefferies market making activities and its role as a major dealer in the debt securities of these countries.  While the economic derivative positions are presented on a notional basis, Jefferies believes this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of its positions.  Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security.  Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist.  Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

(In millions)	Fair Value			Notional Amount
	Long Debt Securities (1) (2)	Short Debt Securities (2) (3)	Net Cash Inventory	Long Derivatives	Short Derivatives	Net Derivatives	Total Net Exposure
Greece:
Sovereigns	$4.3	$1.5	$2.8	$—	$—	$—	$2.8
Corporations	12.8	5.9	6.9	—	—	—	6.9
Financial Institutions	2.5	—	2.5	—	—	—	2.5
Structured Products	1.2	—	1.2	—	—	—	1.2
Total Greece	20.8	7.4	13.4	—	—	—	13.4
Ireland:
Sovereigns	117.3	9.0	108.3	—	—	—	108.3
Corporations	1.7	3.5	(1.8)	—	—	—	(1.8)
Financial Institutions	4.0	3.3	0.7	—	—	—	0.7
Structured Products	5.7	—	5.7	—	—	—	5.7
Total Ireland	128.7	15.8	112.9	—	—	—	112.9
Italy:
Sovereigns (4)	808.3	517.2	291.1	121.0	344.7	(223.7)	67.4
Corporations (5)	41.7	12.4	29.3	0.4	0.2	0.2	29.5
Financial Institutions	80.9	12.1	68.8	—	—	—	68.8
Structured Products	32.3	—	32.3	—	—	—	32.3
Total Italy	963.2	541.7	421.5	121.4	344.9	(223.5)	198.0
Portugal:
Sovereigns	93.5	47.0	46.5	—	—	—	46.5
Corporations	—	0.6	(0.6)	—	—	—	(0.6)
Financial Institutions	2.6	—	2.6	—	—	—	2.6
Structured Products	10.5	—	10.5	—	—	—	10.5
Total Portugal	106.6	47.6	59.0	—	—	—	59.0
Spain:
Sovereigns	454.1	201.4	252.7	—	—	—	252.7
Corporations	7.6	6.5	1.1	—	—	—	1.1
Financial Institutions	32.9	3.5	29.4	—	—	—	29.4
Structured Products	146.0	—	146.0	—	—	—	146.0
Total Spain	640.6	211.4	429.2	—	—	—	429.2
Total	$1,859.9	$823.9	$1,036.0	$121.4	$344.9	$(223.5)	$812.5
Total Sovereign	$1,477.5	$776.1	$701.4	$121.0	$344.7	$(223.7)	$477.7
Total Non-sovereign	$382.4	$47.8	$334.6	$0.4	$0.2	$0.2	$334.8

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

(4)	Derivative positions are comprised of bond futures executed on exchanges outside Italy.
(5)	Derivative contract positions are comprised of listed equity options.

For the first quarter of 2015, Jefferies exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year		Total Average Balance
Financial instruments owned - Debt securities
Greece	$—	$2.7		$2.7
Ireland	0.8	56.9		57.7
Italy	602.9	1,182.9		1,785.8
Portugal	0.9	102.1		103.0
Spain	19.5	484.9		504.4
Total average fair value of long debt securities (1)	624.1	1,829.5		2,453.6
Financial instruments sold - Debt securities
Greece	—	1.7		1.7
Ireland	0.3	1.8		2.1
Italy	305.2	974.8		1,280.0
Portugal	0.2	39.3		39.5
Spain	45.6	240.4		286.0
Total average fair value of short debt securities	351.3	1,258.0		1,609.3
Total average net fair value of debt securities	272.8	571.5		844.3
Derivative contracts - long notional exposure Italy	—	29.2	(2)	29.2
Total average notional amount – long	—	29.2		29.2
Derivative contracts - short notional exposure Italy	—	216.5	(2)	216.5
Total average notional amount – short	—	216.5		216.5
Total average net derivative notional exposure	—	(187.3)		(187.3)
Total average net exposure to select European countries	$272.8	$384.2		$657.0

(1)	Classification of securities by country and by issuer type is presented based on the view of Jefferies Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.

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

	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$2.8	$5.1	$(2.3)
Ireland	82.2	195.8	(113.6)
Italy	651.7	680.2	(28.5)
Portugal	72.0	148.7	(76.7)
Spain	250.9	681.6	(430.7)
Total	$1,059.6	$1,711.4	$(651.8)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Collateral management of the risk due to exposure from these sovereign obligations is subject to Jefferies overall collateral and cash management risk framework.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 21, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

The following updates our discussion of risk factors contained in our 2014 10-K:

Uncertainties relating to the revenue and profitability of FXCM could impact the value of our investment in FXCM.  FXCM’s revenue and operating results may vary significantly from period to period due to movements and trends in the world’s currency markets and to fluctuations in trading levels.  In addition, attrition of customer accounts, which are primarily comprised of individual retail customers, and failure to attract new accounts could impact revenue and profitability.  FXCM is also subject to regulatory risks, as well as risks such as those relating to government actions like the unexpected actions of the Swiss National Bank on January 15, 2015, which resulted in the historic movement in the Swiss Franc.  As a result of this event, FXCM’s customers suffered significant losses and generated debit balances owed to FXCM of approximately $276.0 million.  Our $300 million two-year secured term loan to FXCM allowed FXCM to come into compliance with regulatory net capital requirements.  Pursuant to this loan, we have rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  We do not have the power to direct the activities that most significantly impact FXCM’s performance.  We record our investment in FXCM at fair value.  As we adjust to fair value each quarter, we anticipate volatility in the FXCM valuation, which could materially impact our results in a given period.  For additional risk factors concerning FXCM, see its SEC filings at www.sec.gov.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended March 31, 2015:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2015 to January 31, 2015	193,553	$23.15	–	24,295,194
February 1, 2015 to February 28, 2015	970,833	$22.78	–	24,295,194
March 1, 2015 to March 31, 2015	17,930	$23.13	–	24,295,194
Total	1,182,316		–

(1)
Includes an aggregate of 1,182,316 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

Item 5.  Other Information.

Subsequent Event:

On April 9, 2015, Jefferies Group LLC, our wholly-owned subsidiary, entered into an agreement with Société Générale S.A. to transfer certain client exchange and over-the-counter transactions associated with Jefferies futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  In addition, Jefferies agreed to enter into a total return swap with respect to other over-the-counter transactions which will not be transferred, which is intended to replicate the economics of such non-transferred over-the-counter transactions.  The transfer is subject to customary closing conditions for a transaction of this nature.  Jefferies anticipates that the completion of this transaction will occur during its second quarter of 2015.  Jefferies is not able to estimate, at this time, the total assets and liabilities that will be transferred as such amounts will fluctuate based on daily client activity through the date of closing.
In addition, Jefferies expects to terminate its $750.0 million credit facility shortly after the closing of the above transaction. Upon termination of the credit facility, unamortized deferred origination costs of $5.4 million will be expensed.
Concurrently, Jefferies initiated a plan to exit the remaining aspects of its existing futures business and to terminate the remaining client agreements with respect to exchange transactions.  Jefferies estimates that it will incur the pre-tax costs set forth below that aggregate approximately $91.2 million in connection with this plan, primarily over the remainder of its 2015 fiscal year.  Jefferies expects the effect of these costs to be approximately $65.8 million on an after-tax basis.  Of the total estimated costs, approximately $23.0 million are of a non-cash nature and approximately $68.2 million will result in future cash expenditures.
(In millions)

Compensation and benefits (including severance costs,
retention awards and amortization expense for existing
restricted stock and restricted cash compensation awards)	$39.8
Accelerated capitalized software amortization	20.8
Technology and communications service agreements	24.5
Impairment of exchange memberships	2.5
Other expenses	3.6
Total	$91.2

All of the above costs will be incurred by us in our consolidated financial statements.  All of the above costs associated with the plan to exit the futures business, the nature of such costs and the effect of such costs are estimates only and are subject to change.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Leucadia National Corporation (filed as Exhibit 3 to the Current Report on Form 8-K filed on March 2, 2015).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

____________________________

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: May 8, 2015	By:	/s/ Barbara L. Lowenthal
Name: Barbara L. Lowenthal
Title: Vice President and Comptroller
(Chief Accounting Officer)

Exhibit Index

3.1	Amended and Restated By-Laws of Leucadia National Corporation (filed as Exhibit 3 to the Current Report on Form 8-K filed on March 2, 2015).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

____________________________

*	Incorporated by reference.