Form 10-Q
period 2015-06-30
LEUCADIA NATIONAL CORP
filed 2015-08-05
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
YES            _____  NO            X

The number of shares outstanding of each of the issuer’s classes of common stock at July 20, 2015 was 366,602,638.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2015 and December 31, 2014
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$3,491,032	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,396,114	3,444,674
Financial instruments owned, including securities pledged of $15,384,622 and $14,794,488:
Trading assets, at fair value	20,545,454	19,612,490
Available for sale securities	894,786	1,608,769
Total financial instruments owned	21,440,240	21,221,259
Investments in managed funds	589,419	281,470
Loans to and investments in associated companies	1,681,472	1,712,568
Securities borrowed	7,839,005	6,853,103
Securities purchased under agreements to resell	3,784,504	3,926,858
Securities received as collateral	9,623	5,418
Receivables	4,690,344	3,934,825
Property, equipment and leasehold improvements, net	723,310	726,376
Intangible assets, net and goodwill	2,684,571	2,720,763
Deferred tax asset, net	1,529,457	1,712,535
Other assets	1,696,865	1,807,284
Total	$52,555,956	$52,623,908

LIABILITIES
Short-term borrowings	$362,000	$12,000
Trading liabilities, at fair value	9,218,554	8,904,592
Securities loaned	3,694,620	2,598,487
Securities sold under agreements to repurchase	11,128,443	10,672,157
Other secured financings	893,013	705,126
Obligation to return securities received as collateral	9,623	5,418
Payables, expense accruals and other liabilities	7,772,082	10,516,491
Long-term debt	8,454,482	8,527,929
Total liabilities	41,532,817	41,942,200

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	173,657	186,686
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 366,615,987 and 367,498,615 shares issued and outstanding, after deducting 49,332,231 and 48,447,573 shares held in treasury	366,616	367,499
Additional paid-in capital	5,085,635	5,059,508
Accumulated other comprehensive income	425,064	447,082
Retained earnings	4,777,697	4,428,069
Total Leucadia National Corporation shareholders’ equity	10,655,012	10,302,158
Noncontrolling interests	69,470	67,864
Total equity	10,724,482	10,370,022

Total	$52,555,956	$52,623,908

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014
Revenues:
Beef processing services	$1,994,484	$2,003,612	$3,846,795	$3,889,366
Commissions	173,508	167,378	340,430	329,441
Principal transactions	72,238	175,121	801,473	456,788
Investment banking	404,062	331,149	655,057	745,469
Interest income	248,715	291,012	486,314	548,672
Net realized securities gains	9,093	12,274	24,182	17,055
Other	153,023	117,196	277,393	250,028
Total revenues	3,055,123	3,097,742	6,431,644	6,236,819
Interest expense	215,660	245,779	407,498	442,332
Net revenues	2,839,463	2,851,963	6,024,146	5,794,487

Expenses:
Cost of sales	2,050,367	2,041,331	3,972,590	3,987,006
Compensation and benefits	517,287	424,163	928,139	990,000
Floor brokerage and clearing fees	58,713	54,073	113,793	103,643
Interest	30,671	29,144	61,120	57,720
Depreciation and amortization	55,240	44,643	107,680	86,130
Selling, general and other expenses	156,529	176,035	323,512	350,354
	2,868,807	2,769,389	5,506,834	5,574,853
Income (loss) from continuing operations before income taxes and income related to associated companies	(29,344)	82,574	517,312	219,634
Income related to associated companies	29,807	35,345	70,258	55,381
Income from continuing operations before income taxes	463	117,919	587,570	275,015
Income tax provision (benefit)	(14,571)	47,729	198,107	103,979
Income from continuing operations	15,034	70,190	389,463	171,036
Loss from discontinued operations, net of income tax (benefit) of $0, $(2,284), $0 and $(7,080)	—	(4,240)	—	(13,149)
Gain on disposal of discontinued operations, net of income tax provision of $0, $0, $0 and $0	—	500	—	500
Net income	15,034	66,450	389,463	158,387
Net (income) loss attributable to the noncontrolling interests	356	912	590	(1,625)
Net (income) loss attributable to the redeemable noncontrolling interests	2,031	(1,273)	9,143	4,659
Preferred stock dividends	(1,015)	(1,015)	(2,031)	(2,031)

Net income attributable to Leucadia National Corporation common shareholders	$16,406	$65,074	$397,165	$159,390

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.04	$0.18	$1.04	$0.45
Loss from discontinued operations	—	(0.01)	—	(0.03)
Gain on disposal of discontinued operations	—	—	—	—
Net income	$0.04	$0.17	$1.04	$0.42

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.04	$0.18	$1.04	$0.45
Loss from discontinued operations	—	(0.01)	—	(0.03)
Gain on disposal of discontinued operations	—	—	—	—
Net income	$0.04	$0.17	$1.04	$0.42

Amounts attributable to Leucadia National Corporation common shareholders:
Income from continuing operations, net of taxes	$16,406	$68,811	$397,165	$172,016
Loss from discontinued operations, net of taxes	—	(4,237)	—	(13,126)
Gain on disposal of discontinued operations, net of taxes	—	500	—	500
Net income	$16,406	$65,074	$397,165	$159,390

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014

Net income	$15,034	$66,450	$389,463	$158,387
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $2,255, $(759), $1,636 and $1,634	4,063	(1,367)	2,948	2,943
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $2,088, $(950), $5,032 and $(1,438)	(3,761)	1,712	(9,064)	2,590
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $167, $191, $(3,396) and $3,072	302	345	(6,116)	5,533

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $1,772, $(119), $(3,996) and $(57)	(3,695)	2,643	(18,416)	16,540
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $1,772, $(119), $(3,996) and $(57)	(3,695)	2,643	(18,416)	16,540

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $0, $(279), $0 and $(187)	—	(503)	—	(338)
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized derivative gains (losses), net of income tax provision (benefit) of $0, $(279), $0 and $(187)	—	(503)	—	(338)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(653), $(422), $(1,306) and $(844)	1,339	760	2,514	1,520
Net change in pension liability, net of income tax provision (benefit) of $653, $422, $1,306 and $844	1,339	760	2,514	1,520

Other comprehensive income (loss), net of income taxes	(2,054)	3,245	(22,018)	23,255

Comprehensive income	12,980	69,695	367,445	181,642
Comprehensive (income) loss attributable to the noncontrolling interests	356	912	590	(1,625)
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	2,031	(1,273)	9,143	4,659
Preferred stock dividends	(1,015)	(1,015)	(2,031)	(2,031)

Comprehensive income attributable to Leucadia National Corporation common shareholders	$14,352	$68,319	$375,147	$182,645

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014
Net cash flows from operating activities:
Net income	$389,463	$158,387
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	193,966	64,313
Depreciation and amortization of property, equipment and leasehold improvements	77,922	61,312
Other amortization	4,979	(2,461)
Share-based compensation	52,869	62,778
Provision for doubtful accounts	7,125	6,570
Net securities gains	(24,182)	(17,055)
Income related to associated companies	(119,404)	(93,273)
Distributions from associated companies	135,388	83,058
Net (gains) losses related to property and equipment, and other assets	934	(1,643)
Gain on disposal of discontinued operations	—	(500)
Change in estimated litigation reserve	(88,500)	—
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,046,324	329,559
Trading assets	(770,207)	(1,468,688)
Investments in managed funds	(307,949)	(49,965)
Securities borrowed	(988,097)	(732,449)
Securities purchased under agreements to resell	137,998	(852,859)
Receivables from brokers, dealers and clearing organizations	(321,111)	(466,846)
Receivables from customers of securities operations	33,904	(756,884)
Other receivables	(211,187)	(114,571)
Other assets	(102,062)	(99,048)
Trading liabilities	325,114	1,071,678
Securities loaned	1,098,339	390,165
Securities sold under agreements to repurchase	463,962	878,120
Payables to brokers, dealers and clearing organizations	(728,172)	192,375
Payables to customers of securities operations	(1,785,772)	406,233
Trade payables, expense accruals and other liabilities	(143,887)	(158,058)
Other	(71,674)	(2,434)
Net cash used for operating activities	(1,693,917)	(1,112,186)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(137,935)	(167,102)
Proceeds from disposals of property and equipment, and other assets	5,461	7,376
Acquisitions, net of cash acquired	—	(22,463)
Cash paid and cash of real estate operations sold to HomeFed Corporation	—	(18,067)
Advances on notes, loans and other receivables	(283,000)	—
Collections on notes, loans and other receivables	99,999	9,789
Loans to and investments in associated companies	(936,713)	(947,200)
Capital distributions and loan repayment from associated companies	937,543	1,135,636
Deconsolidation of asset management entities	—	(207,965)
Purchases of investments (other than short-term)	(687,908)	(974,193)
Proceeds from maturities of investments	241,121	655,224
Proceeds from sales of investments	1,170,119	1,251,122
Other	1,706	4,354
Net cash provided by investing activities	410,393	726,511

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$155,408	$909,709
Change in short-term borrowings	350,000	—
Reduction of debt	(118,637)	(167,857)
Net proceeds from other secured financings	187,887	5,577
Issuance of common shares	954	1,056
Distributions to noncontrolling interests	—	(1,464)
Contributions from noncontrolling interests	993	9,084
Purchase of common shares for treasury	(30,356)	(51,050)
Dividends paid	(46,529)	(46,488)
Other	423	1,364
Net cash provided by financing activities	500,143	659,931

Effect of foreign exchange rate changes on cash	(2,362)	4,874

Net increase (decrease) in cash and cash equivalents	(785,743)	279,130

Cash and cash equivalents at January 1, including cash classified as assets of discontinued operations	4,276,775	3,907,595

Cash and cash equivalents at June 30, including cash classified as assets of discontinued operations	$3,491,032	$4,186,725

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$457,022	$517,407
Income tax payments (refunds), net	$4,624	$8,451

Non-cash financing activities:
Issuance of common shares for debt conversion	$—	$97,546

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2015 and 2014
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2014	$364,541	$4,881,031	$538,050	$4,318,840	$10,102,462	$70,591	$10,173,053
Net income				159,390	159,390	1,625	161,015
Other comprehensive income, net of taxes			23,255		23,255		23,255
Contributions from noncontrolling interests					—	19,766	19,766
Distributions to noncontrolling interests					—	(1,464)	(1,464)
Deconsolidation of asset management entities					—	(77,475)	(77,475)
Share-based compensation expense		62,778			62,778		62,778
Change in fair value of redeemable noncontrolling interests		(1,013)			(1,013)		(1,013)
Exercise of options to purchase common shares, including excess tax benefit	7	155			162		162
Issuance of common shares for debt conversion	4,606	92,940			97,546		97,546
Purchase of common shares for treasury	(1,880)	(49,170)			(51,050)		(51,050)
Dividends ($.125 per common share)				(47,492)	(47,492)		(47,492)
Other	1,262	3,381			4,643		4,643

Balance, June 30, 2014	$368,536	$4,990,102	$561,305	$4,430,738	$10,350,681	$13,043	$10,363,724

Balance, January 1, 2015	$367,499	$5,059,508	$447,082	$4,428,069	$10,302,158	$67,864	$10,370,022
Net income				397,165	397,165	(590)	396,575
Other comprehensive loss, net of taxes			(22,018)		(22,018)		(22,018)
Contributions from noncontrolling interests					—	1,334	1,334
Change in interest in consolidated subsidiary		(862)			(862)	862	—
Share-based compensation expense		52,869			52,869		52,869
Change in fair value of redeemable noncontrolling interests		3,886			3,886		3,886
Exercise of options to purchase common shares, including excess tax benefit	2	42			44		44
Purchase of common shares for treasury	(1,324)	(29,032)			(30,356)		(30,356)
Dividends ($.125 per common share)				(47,537)	(47,537)		(47,537)
Other	439	(776)			(337)		(337)

Balance, June 30, 2015	$366,616	$5,085,635	$425,064	$4,777,697	$10,655,012	$69,470	$10,724,482

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

Jefferies is a global full service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance, our joint venture with Babson Capital Management LLC and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, a joint venture with the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States.

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of June 2015 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

Leucadia Asset Management seeds and develops focused funds managed by distinct management teams, each of which operates as a separate business unit.

Our investment in FXCM consists of a $300 million two-year senior secured term loan ($228.4 million outstanding at June 30, 2015), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.

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

Garcadia is a joint venture that owns and operates 26 automobile dealerships in the U.S.

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

Idaho Timber is engaged in the manufacture and/or distribution of various wood products, including the following principal product lines:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.  Idaho Timber operates 10 facilities located in the U.S.

Golden Queen Mining Company, LLC owns the Soledad Mountain project, a fully-permitted, open pit, heap leach gold and silver project in Kern County, California.  We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen Mining Company, LLC for the development and operation of the project. Our effective ownership of Golden Queen Mining Company, LLC is approximately 35%.

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

Receivables

At June 30, 2015 and December 31, 2014, Receivables include receivables from brokers, dealers and clearing organizations of $2,499.4 million and $2,187.5 million, respectively, and receivables from customers of securities operations of $1,215.5 million and $1,250.5 million, respectively.
Payables, expense accruals and other liabilities
At June 30, 2015 and December 31, 2014, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $1,549.9 million and $2,280.1 million, respectively, and payables to customers of securities operations of $4,450.1 million and $6,242.0 million, respectively.
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

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance originally was effective for interim and annual periods beginning after December 15, 2016.  In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Repurchase Agreements.  In January 2015, we adopted the FASB’s new guidance that changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  This guidance did not significantly affect our consolidated results of operations, financial condition or cash flows.  Effective for interim periods beginning after March 31, 2015, the guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  We have provided the additional disclosures in our consolidated financial statements.

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

Debt Issuance Costs.  In April 2015, the FASB issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability.  This guidance will be effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted.  The adoption of this guidance is not expected to have a significant impact on our Consolidated Statements of Financial Condition.

Investments in Certain Entities That Calculate Net Asset Value. In May 2015, the FASB issued new guidance that removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at net asset value using the practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which we have elected to measure the fair value using that practical expedient. The guidance is effective retrospectively for annual and interim periods beginning after December 15, 2015. Early adoption is permitted and we have early adopted this guidance during the second quarter of 2015. Since the guidance only impacts our disclosures, adoption did not affect our consolidated financial statements.

Note 3.  Fair Value Disclosures
The following is a summary of our financial instruments and trading liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $42.5 million and $42.2 million, respectively, by level within the fair value hierarchy at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,558,940	$187,080	$20,547	$—	$3,766,567
Corporate debt securities	—	3,393,526	31,917	—	3,425,443
Collateralized debt obligations	—	166,814	89,007	—	255,821
U.S. government and federal agency securities	2,615,590	307,285	—	—	2,922,875
Municipal securities	—	638,604	—	—	638,604
Sovereign obligations	1,256,242	1,241,493	—	—	2,497,735
Residential mortgage-backed securities	—	2,809,536	88,695	—	2,898,231
Commercial mortgage-backed securities	—	908,809	17,862	—	926,671
Other asset-backed securities	—	88,731	11,857	—	100,588
Loans and other receivables	—	1,599,819	108,756	—	1,708,575
Derivatives	64,371	4,404,136	40,012	(4,106,430)	402,089
Investments at fair value	—	718	154,862	—	155,580
Investment in FXCM	—	—	759,000	—	759,000
Physical commodities	—	45,191	—	—	45,191
Total trading assets, excluding Investments at fair value based on NAV	$7,495,143	$15,791,742	$1,322,515	$(4,106,430)	$20,502,970

Available for sale securities:
Corporate equity securities	$80,936	$—	$—	$—	$80,936
Corporate debt securities	—	6,854	—	—	6,854
U.S. government securities	417,108	—	—	—	417,108
Residential mortgage-backed securities	—	281,547	—	—	281,547
Commercial mortgage-backed securities	—	9,146	—	—	9,146
Other asset-backed securities	—	99,195	—	—	99,195
Total available for sale securities	$498,044	$396,742	$—	$—	$894,786
Cash and cash equivalents	$3,491,032	$—	$—	$—	$3,491,032
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (3)	$2,396,114	$—	$—	$—	$2,396,114
Securities received as collateral	$9,623	$—	$—	$—	$9,623

Liabilities:
Trading liabilities:
Corporate equity securities	$2,157,448	$56,838	$38	$—	$2,214,324
Corporate debt securities	—	1,569,430	452	—	1,569,882
U.S. government and federal agency securities	1,955,173	134,889	—	—	2,090,062
Sovereign obligations	1,228,416	848,551	—	—	2,076,967
Residential mortgage-backed securities	—	48,268	—	—	48,268
Loans	—	957,597	10,732	—	968,329
Derivatives	38,035	4,380,241	38,426	(4,205,980)	250,722
Total trading liabilities	$5,379,072	$7,995,814	$49,648	$(4,205,980)	$9,218,554
Other secured financings	$—	$—	$56,060	$—	$56,060
Obligation to return securities received as collateral	$9,623	$—	$—	$—	$9,623

	December 31, 2014
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,130,892	$226,441	$20,964	$—	$3,378,297
Corporate debt securities (4)	—	3,342,276	22,766	—	3,365,042
Collateralized debt obligations (4)	—	306,218	124,650	—	430,868
U.S. government and federal agency securities	2,694,268	81,273	—	—	2,775,541
Municipal securities	—	590,849	—	—	590,849
Sovereign obligations	1,968,747	790,764	—	—	2,759,511
Residential mortgage-backed securities	—	2,879,954	82,557	—	2,962,511
Commercial mortgage-backed securities	—	966,651	26,655	—	993,306
Other asset-backed securities	—	137,387	2,294	—	139,681
Loans and other receivables	—	1,458,760	97,258	—	1,556,018
Derivatives	65,145	5,046,278	54,190	(4,759,345)	406,268
Investments at fair value	—	73,148	77,047	—	150,195
Physical commodities	—	62,234	—	—	62,234
Total trading assets, excluding Investments at fair value based on NAV	$7,859,052	$15,962,233	$508,381	$(4,759,345)	$19,570,321

Available for sale securities:
Corporate equity securities	$89,353	$—	$—	$—	$89,353
Corporate debt securities	—	30,403	—	—	30,403
U.S. government securities	593,773	—	—	—	593,773
Residential mortgage-backed securities	—	606,683	—	—	606,683
Commercial mortgage-backed securities	—	43,401	—	—	43,401
Other asset-backed securities	—	245,156	—	—	245,156
Total available for sale securities	$683,126	$925,643	$—	$—	$1,608,769
Cash and cash equivalents	$4,276,775	$—	$—	$—	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (3)	$3,444,674	$—	$—	$—	$3,444,674
Securities received as collateral	$5,418	$—	$—	$—	$5,418

Liabilities:
Trading liabilities:
Corporate equity securities	$1,934,469	$74,681	$38	$—	$2,009,188
Corporate debt securities	—	1,611,994	223	—	1,612,217
Collateralized debt obligations	—	4,557	—	—	4,557
U.S. government and federal agency securities	2,253,055	—	—	—	2,253,055
Sovereign obligations	1,217,075	574,010	—	—	1,791,085
Loans	—	856,525	14,450	—	870,975
Derivatives	52,778	5,117,803	49,552	(4,856,618)	363,515
Total trading liabilities	$5,457,377	$8,239,570	$64,263	$(4,856,618)	$8,904,592
Other secured financings	$—	$—	$30,825	$—	$30,825
Obligation to return securities received as collateral	$5,418	$—	$—	$—	$5,418

(1)
There were no material transfers between Level 1 and Level 2 during the six months ended June 30, 2015.  During the year ended December 31, 2014, equity options presented within Trading assets and Trading liabilities of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $525.0 million and $453.7 million at June 30, 2015 and December 31, 2014, respectively, and Commodities Futures Trading Commission (“CFTC”) approved money market funds with a fair value of $190.0 million and $545.0 million at June 30, 2015 and December 31, 2014, respectively.

(4)
Level 3 Collateralized debt obligations increased by $33.2 million with a corresponding decrease in Level 3 Corporate debt securities from those previously reported to correct for the classification of certain positions. The total amount of Level 3 assets remained unchanged.

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

OTC options include OTC equity, foreign exchange, interest rate and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.  Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves.  Credit default swaps include both index and single-name credit default swaps.  External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps.  For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts.  Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

Investment in FXCM

In January 2015, we entered into a credit agreement with FXCM Inc., and provided FXCM a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions is as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of an amount equal to two times the balance outstanding on the term loan as of April 16, 2015 (not to be less than $500 million or more than $680 million); and 60% of all amounts thereafter.  During the six months ended June 30, 2015, we received $94.5 million of principal, interest and fees from FXCM, and $228.4 million remained outstanding under the credit agreement as of June 30, 2015.

FXCM is considered a variable interest entity and our term loan with rights is a variable interest.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM’s performance.  Therefore, we are not consolidating FXCM.

We view the FXCM loan and associated rights as one integrated transaction; since the rights, as derivatives, are accounted for at fair value, we have elected the fair value option for the loan.  The total amount of our investment in FXCM is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, are included within Principal transactions in the Consolidated Statements of Operations.  During the three and six months ended June 30, 2015, we recorded in Principal transactions an aggregate $(112.1) million and $574.5 million, respectively, of unrealized and realized gains (losses), interest income and fees relating to our investment in FXCM.  Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of our investment ($759.0 million at June 30, 2015).

We engaged an independent valuation firm to assist management in estimating the fair value of our loan and rights in FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.  Because of these inputs and the degree of judgment involved, we have categorized our investment in FXCM in Level 3.  The valuation is most significantly impacted by the inputs and assumptions related to the publicly traded stock price and volatility.  A $0.20 change in the price of FXCM’s shares alone (representing about 14% of the price at June 30, 2015), would result in a change of about $36 million in this valuation, assuming no change in any other factors we considered.  Likewise, a 10% change in the assumed volatility would result in a change of about $27 million in this valuation, assuming no other change in any other factors.  As we adjust to fair value each quarter, we anticipate volatility in the FXCM valuation, which could materially impact our results in a given period.

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value based on NAV and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and other funds, which are measured at the net asset value of the funds provided by the fund managers and are excluded from the fair value hierarchy.  Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company.  Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.  Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany.  Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.  The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
June 30, 2015
Equity Long/Short Hedge Funds (2)	$474,001	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	2,679	—	—
Fund of Funds (4)	339	94	—
Equity Funds (5)	41,311	25,670	—
Convertible Bond Funds (6)	3,460	—	At Will
Multi-strategy Fund (7)	110,938	—	—
Total (8)	$632,728	$25,764

December 31, 2014
Equity Long/Short Hedge Funds (2)	$146,134	$—	Monthly/Quarterly
Fixed Income and High Yield Hedge Funds (3) (9)	2,704	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will
Multi-strategy Fund (7)	105,954	—	—
Total (8)	$323,686	$26,117

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At June 30, 2015, investments with a fair value of $81.7 million and at December 31, 2014 substantially all of the investments in this category are redeemable with 30 to 90 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $51.0 million and $117.2 million at June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015, this category also includes investments in two Folger Hill feeder funds that invest solely in a Folger Hill master fund that makes long/short equity investments, with broad industry and geographic diversification.  Investment in these funds is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  At June 30, 2015, our investments in these two funds had an aggregate fair value of $392.3 million.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions.  At June 30, 2015 and December 31, 2014, the underlying assets of 7% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds.  At June 30, 2015 and December 31, 2014, approximately 96% and 95%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At June 30, 2015 and December 31, 2014, approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

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

(8)
Investments at fair value in the Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014, include $154.7 million and $152.6 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

(9)
Fixed income and high yield hedge funds was revised by $2.5 million from that previously reported due to the inclusion of a fixed income fund, which has the characteristics of an investment company that is included in Investments at fair value within Trading assets in the Consolidated Statements of Financial Condition. The total amount of Investments at fair value remained unchanged.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.  In addition, at June 30, 2015 and December 31, 2014, Other secured financings includes $3.9 million and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

 The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2015 (in thousands):

Three Months Ended June 30, 2015
	Balance, March 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2015	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$18,210	$8,030	$—	$(73)	$—	$—	$(5,620)	$20,547	$8,073
Corporate debt securities	24,795	(532)	2,183	(2,368)	—	—	7,839	31,917	(922)
Collateralized debt obligations	96,837	(5,120)	29,021	(25,430)	—	—	(6,301)	89,007	(2,328)
Sovereign obligations	333	(12)	320	(641)	—	—	—	—	—
Residential mortgage-backed securities	79,953	(1,820)	8,733	(4,915)	(323)	—	7,067	88,695	315
Commercial mortgage-backed securities	24,629	(789)	1,256	(9,237)	(173)	—	2,176	17,862	(759)
Other asset-backed securities	7,146	(19)	8,322	(80)	(270)	—	(3,242)	11,857	41
Loans and other receivables	111,410	(748)	40,602	(26,335)	(16,314)	—	141	108,756	(669)
Investments at fair value	151,365	3,766	73	(78)	(264)	—	—	154,862	3,868
Investment in FXCM	947,000	(112,093)	—	—	(75,907)	—	—	759,000	(112,093)

Liabilities:
Trading liabilities:
Corporate equity securities	38	—	—	—	—	—	—	$38	—
Corporate debt securities	—	339	—	113	—	—	—	452	(339)
Net derivatives (2)	3,314	(4,912)	(11,963)	—	12,078	389	(492)	(1,586)	4,912
Loans	9,327	(332)	(1,170)	350	2,557	—	—	10,732	332
Other secured financings	65,602	—	—	—	(9,542)	—	—	56,060	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended June 30, 2015

During the three months ended June 30, 2015, transfers of assets of $98.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Collateralized debt obligations of $48.0 million, non-agency residential mortgage-backed securities of $30.0 million, commercial mortgage-backed securities of $7.7 million and other asset-backed securities of $2.1 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $1.0 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $8.2 million and corporate equity securities of $1.4 million due to a lack of observable market transactions.

During the three months ended June 30, 2015, transfers of assets of $96.4 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $23.0 million, commercial mortgage-backed securities of $5.5 million and other asset-backed securities of $5.4 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $54.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.0 million due to an increase in observable market transactions.
Net losses on Level 3 assets were $109.3 million and net gains on Level 3 liabilities were $4.9 million for three months ended June 30, 2015.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of collateralized debt obligations, residential and commercial mortgage-backed securities and loans and other receivables partially offset by increased valuations of certain corporate equity securities and investments at fair value.  Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

 The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2015 (in thousands):

Six Months Ended June 30, 2015
	Balance, December 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2015	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,964	$7,066	$1,469	$(262)	$—	$—	$(8,690)	$20,547	$7,077
Corporate debt securities	22,766	(796)	3,095	(3,445)	—	—	10,297	31,917	(929)
Collateralized debt obligations	124,650	(17,229)	66,246	(59,532)	(147)	—	(24,981)	89,007	(8,989)
Residential mortgage-backed securities	82,557	(3,735)	24,083	(18,899)	(477)	—	5,166	88,695	(822)
Commercial mortgage-backed securities	26,655	(1,124)	4,685	(12,128)	(6,971)	—	6,745	17,862	(496)
Other asset-backed securities	2,294	(258)	8,385	(79)	(207)	—	1,722	11,857	(97)
Loans and other receivables	97,258	(5,795)	71,865	(29,184)	(33,895)	—	8,507	108,756	(3,166)
Investments at fair value	77,047	4,311	5,270	(427)	(541)	—	69,202	154,862	4,578
Investment in FXCM	—	574,534	279,000	—	(94,534)	—	—	759,000	574,534

Liabilities:
Trading liabilities:
Corporate equity securities	38	—	—	—	—	—	—	$38	—
Corporate debt securities	223	225	(6,677)	6,804	—	—	(123)	452	(339)
Net derivatives (2)	(4,638)	1,925	(8,848)	120	8,395	1,460	—	(1,586)	(3,586)
Loans	14,450	(277)	(759)	350	—	—	(3,032)	10,732	277
Other secured financings	30,825	—	—	—	(11,760)	36,995	—	56,060	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended June 30, 2015

During the six months ended June 30, 2015, transfers of assets of $155.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Collateralized debt obligations of $27.3 million, non-agency residential mortgage-backed securities of $20.3 million, commercial mortgage-backed securities of $10.2 million and other asset-backed securities of $2.1 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $13.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $10.4 million, corporate equity securities of $1.6 million and investments at fair value of $69.2 million due to a lack of observable market transactions.

During the six months ended June 30, 2015, transfers of assets of $87.0 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $15.1 million and commercial mortgage-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $52.3 million and loans and other receivables of $5.3 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $10.3 million due to an increase in observable market transactions.

During the six months ended June 30, 2015, there were transfers of loan liabilities of $3.0 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net gains on Level 3 assets were $557.0 million and net losses on Level 3 liabilities were $1.9 million for six months ended June 30, 2015.  Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM and increase in valuation of corporate equity securities and certain investments at fair value partially offset by decreased valuations of collateralized debt obligations, loans and other receivables, and residential and commercial mortgage-backed securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2014 (in thousands):

Three Months Ended June 30, 2014
	Balance, March 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2014 (1)
Assets:
Trading assets:
Corporate equity securities	$12,341	$(178)	$90	$(84)	$—	$—	$4,233	$16,402	$(178)
Corporate debt securities	29,315	5,659	1,937	(5,831)	—	—	568	31,648	7,999
Collateralized debt obligations	66,028	4,706	19,146	(49,636)	(331)	—	2,400	42,313	238
Residential mortgage-backed securities	116,992	(791)	10,955	(24,618)	(459)	—	(30,117)	71,962	(422)
Commercial mortgage-backed securities	17,486	(903)	18,026	(21,038)	(1,189)	—	11,864	24,246	(1,933)
Other asset-backed securities	2,375	(314)	15,686	—	(438)	—	28,135	45,444	(314)
Loans and other receivables	128,832	11,933	42,278	(48,064)	(21,482)	—	25,146	138,643	11,922
Investments at fair value	102,780	4,155	5,160	(3,946)	—	—	(6,452)	101,697	1,507
Liabilities:
Trading liabilities:
Corporate equity securities	$1,015	$(977)	$—	$—	$—	$—	$—	$38	$558
Corporate debt securities	—	(84)	(4,082)	3,012	—	—	3,934	2,780	84
Net derivatives (2)	5,773	9,485	(2,150)	2,149	25	—	—	15,282	(9,485)
Loans	10,260	62	(9,629)	18,995	139	—	11,707	31,534	(57)
Other secured financings	30,394	—	(992)	—	(9,114)	—	—	20,288	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended June 30, 2014

During the three months ended June 30, 2014, transfers of assets of $95.2 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $5.5 million, commercial mortgage-backed securities of $14.2 million and other asset-backed securities of $29.9 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $26.3 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $11.6 million and corporate debt securities of $0.6 million due to lack of observable market transactions;

•	Collateralized debt obligations of $7.1 million which have little to no transparency in trade activity.

During the three months ended June 30, 2014, transfers of assets of $59.4 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $35.6 million, commercial mortgage-backed securities of $2.3 million and other asset-backed securities of $1.8 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $4.7 million, loans and other receivables of $1.1 million and investments at fair value of $6.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.4 million due to an increase in observable market transactions.

During the three months ended June 30, 2014, there were transfers of loan liabilities of $11.7 million from Level 2 to Level 3 due to a decrease in observable inputs in the valuation.  There were $3.9 million transfers of net corporate debt liabilities from Level 2 to Level 3 due to a lower number of observable market transactions.

Net gains on Level 3 assets were $24.3 million and net losses on Level 3 liabilities were $8.5 million for the three months ended June 30, 2014.  Net gains on Level 3 assets were primarily due to increased valuations of certain loans and other receivables, collateralized debt obligations, corporate debt securities and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities and residential and commercial mortgage-backed securities .  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments, partially offset by decrease in valuation of certain corporate equity and debt securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2014 (in thousands):

Six Months Ended June 30, 2014
	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2014 (1)
Assets:
Trading assets:
Corporate equity securities	$9,884	$(1,583)	$608	$(370)	$—	$—	$7,863	$16,402	$(494)
Corporate debt securities	25,666	5,116	3,835	(3,224)	—	—	255	31,648	7,420
Collateralized debt obligations	37,216	14,169	36,200	(55,963)	—	—	10,691	42,313	5,656
Residential mortgage-backed securities	105,492	(4,114)	21,893	(37,356)	(529)	—	(13,424)	71,962	(1,324)
Commercial mortgage-backed securities	17,568	(2,191)	32,449	(29,864)	(1,710)	—	7,994	24,246	(3,236)
Other asset-backed securities	12,611	(537)	17,361	(5,496)	(438)	—	21,943	45,444	(569)
Loans and other receivables	145,890	3,946	92,579	(88,674)	(26,685)	—	11,587	138,643	3,382
Investments at fair value	66,931	27,020	27,660	(12,686)	—	—	(7,228)	101,697	24,373
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(203)	(28,319)	31,431	—	—	(129)	2,780	203
Net derivatives (2)	6,905	11,591	(179)	(21)	318	—	(3,332)	15,282	(11,591)
Loans	22,462	754	(22,491)	27,908	139	—	2,762	31,534	(57)
Other secured financings	8,711	—	—	—	(9,114)	20,691	—	20,288	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended June 30, 2014

During the six months ended June 30, 2014, transfers of assets of $94.9 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

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

During the six months ended June 30, 2014, transfers of assets of $55.3 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $34.3 million, commercial mortgage-backed securities of $.4 million and other asset-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $3.6 million, loans and other receivables of $2.6 million and investments at fair value of $7.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million due to an increase in observable market transactions.

During the six months ended June 30, 2014, there were transfers of loan liabilities of $2.8 million from Level 2 to Level 3 due to a decrease in observable inputs in the valuation. There were $3.3 million transfers of net derivative liabilities from Level 3 to Level 2 and $.1 million transfers of corporate debt securities from Level 3 to Level 2 due to an increase in observable inputs used in the valuing of derivative contracts and an increase in observable market transactions, respectively.

Net gains on Level 3 assets were $41.8 million and net losses on Level 3 liabilities were $12.1 million for the six months ended June 30, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain corporate debt securities, collateralized debt obligations, loans and other receivables and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, residential and commercial mortgage-backed securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions, partially offset by decrease in valuation of certain corporate debt securities.

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

June 30, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$18,647
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.8 to 5.9	5.4
		Discounted cash flows	Underlying stock price	5.3	—
		Scenario analysis	Estimated recovery percentage	79%	—

Corporate debt securities	$31,917	Convertible bond model	Discount rate/yield	35%	—
		Discounted cash flows	Discount rate/yield	22%	—

Collateralized debt obligations	$46,565	Discounted cash flows	Constant prepayment rate	0% to 20%	17%
			Constant default rate	0% to 2%	2%
			Loss severity	25% to 100%	39%
			Yield	10% to 22%	11%

Residential mortgage-backed securities	$88,695	Discounted cash flows	Constant prepayment rate	0% to 50%	13%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	59%
			Yield	0% to 12%	5%

Commercial mortgage-backed securities	$17,862	Discounted cash flows	Yield	12% to 21%	16%
			Cumulative loss rate	2% to 49%	10%

Other asset-backed securities	$11,857	Discounted cash flows	Constant prepayment rate	3% to 6%	3%
			Constant default rate	3% to 6%	5%
			Loss severity	60% to 70%	69%
			Yield	5% to 7%	5%

Loans and other receivables	$99,094	Comparable pricing	Comparable loan price	$99 to $100	$99.9
		Market approach	Yield	3% to 10%	8%
			EBITDA (a) multiple	7.3	—
		Scenario analysis	Estimated recovery percentage	10% to 75%	36%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	30%	—
			Yield	11%	—

Derivatives	$40,012
Foreign exchange options		Option model	Volatility	11% to 23%	13%
Commodity forwards		Discounted cash flows	Discount rate	24%	—
Unfunded commitment		Comparable pricing	Comparable loan price	$83 to $100	$99.9
		Market approach	Yield	8%	—

Investments at fair value
Private equity securities	$30,146	Market approach	Transaction Level	$56	—
		Market approach	Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$236,000	Discounted cash flows	Term based on the pay off	3 months to 1.5 years	0.5 years
Rights	523,000	Option pricing model	Volatility	65%	—
	$759,000

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$38,426
FX options		Option model	Volatility	11% to 23%	13%
Unfunded commitments		Comparable pricing	Comparable loan price	$83 to $100	$88.7
		Market approach	Yield	5% to 8%	8%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	30%	—
			Yield	11%	—

Loans	$10,732	Comparable pricing	Comparable loan price	$100	—

Other secured financings	$56,060	Comparable pricing	Comparable loan price	$71 to $100	$97.0

December 31, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—
Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—
Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%
Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%
Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—
Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—
Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA (a) multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%
Derivatives	$54,190
Foreign exchange options		Option model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—
Investments at fair value
Private equity securities	$32,323	Market approach	Transaction Level	$50	—
		Market approach	Discount rate	15% to 30%	23%
Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitments		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45 bps	—
		Market approach	Yield	5%	—
Loans	$14,450	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At June 30, 2015 and December 31, 2014, asset exclusions consisted of $178.7 million and $137.8 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, investments in reinsurance contracts, collateralized debt obligations, and certain corporate loans and other receivables and corporate debt securities.  At June 30, 2015 and December 31, 2014, liability exclusions consisted of $0.5 million and $0.3 million, respectively, of corporate debt and equity securities.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, unfunded commitments, loans and other secured financings using comparable pricing valuation techniques.  A significant increase (decrease) in the comparable loan price in isolation would result in a significantly higher (lower) fair value measurement.

•	Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond yield would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, loans and other receivables, unfunded commitments and private equity securities using a market approach valuation technique.  A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement.  A significant increase (decrease) in the yield of a loan and other receivable or unfunded commitment would result in a significantly lower

(higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities, commercial mortgage-backed securities and loans and other receivables using scenario analysis.  A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Collateralized debt obligations, non-exchange traded securities, corporate debt securities, residential and commercial mortgage-backed securities, other asset-backed securities, commodity forwards, unfunded commitments and loans and other receivables using a discounted cash flow valuation technique.  A significant decrease (increase) in the underlying stock price would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in isolation in the constant default rate and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement.  The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security.  A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

•	Derivative foreign exchange options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Investment in FXCM using a discounted cash flow valuation technique and an option pricing model.  A significant increase in term based on the time to pay off the loan would result in a significantly higher fair value measurement.  A significant increase (decrease) in volatility or time to liquidity event would result in a significantly lower (higher) fair value measurement.

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

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014
Financial Instruments Owned:
Loans and other receivables	$(5,294)	$2,038	$(2,377)	$1,430

Financial Instruments Sold:
Loans	$110	$(1,555)	$238	$(2,591)
Loan commitments	$5,544	$(9,024)	$(1,622)	$(11,090)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	June 30, 2015	December 31, 2014

Loans and other receivables (1)	$466,404	$403,119
Loans and other receivables greater than 90 days past due (1)	$29,109	$5,594
Loans and other receivables on nonaccrual status (1) (2)	$(16,684)	$(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 days past due.

The aggregate fair value of loans and other receivables that were greater than 90 days past due was $13.9 million and $0 million at June 30, 2015 and December 31, 2014, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $332.0 million and $274.6 million at June 30, 2015 and December 31, 2014, respectively.

We have elected the fair value option for Jefferies investment in KCG Holdings, Inc.  The change in the fair value of this investment was $20.4 million and $7.6 million for three months ended June 30, 2015 and 2014, respectively, and $55.0 million and $6.6 million for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015 and December 31, 2014, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $605.8 million and $659.9 million at June 30, 2015 and December 31, 2014, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $24.2 million and $(54.1) million, respectively, during the three and six months ended June 30, 2015 which is included in other merchant banking businesses and $19.6 million and $52.1 million, respectively, during the three and six months ended June 30, 2014, of which $19.6 million and $32.2 million, respectively, is included in other merchant banking businesses and $0.0 million and $19.9 million, respectively, is included in Jefferies results of operations for the period it owned certain of these shares.  We currently have two directors on HRG’s board.  We have agreed not to increase our interest in HRG above 27.5% through March 17, 2016.  The shares have the benefit of a registration rights agreement, and may be otherwise sold consistent with the securities laws; however, we have agreed not to sell the shares to a party if after such sale the party would own in excess of 4.9% of HRG common stock.

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

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
June 30, 2015
Interest rate contracts	$2,638,061	66,294	$2,599,337	108,220
Foreign exchange contracts	645,414	11,280	655,504	10,370
Equity contracts	971,281	2,910,440	967,926	2,820,958
Commodity contracts	192,476	712,397	151,963	714,850
Credit contracts: centrally cleared swaps	47,813	45	51,038	39
Credit contracts: other credit derivatives	13,474	68	30,934	47
Total	4,508,519		4,456,702
Counterparty/cash-collateral netting	(4,106,430)		(4,205,980)
Total per Consolidated Statement of Financial Condition	$402,089		$250,722

December 31, 2014
Interest rate contracts	$2,299,807	71,505	$2,292,691	89,861
Foreign exchange contracts	1,514,881	12,861	1,519,349	12,752
Equity contracts	1,050,990	2,271,507	1,058,015	2,051,469
Commodity contracts	276,726	1,031,568	303,206	1,020,418
Credit contracts: centrally cleared swaps	17,831	27	23,264	22
Credit contracts: other credit derivatives	5,378	18	23,608	27
Total	5,165,613		5,220,133
Counterparty/cash-collateral netting	(4,759,345)		(4,856,618)
Total per Consolidated Statement of Financial Condition	$406,268		$363,515

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014
Interest rate contracts	$18,064	$(61,367)	$(24,728)	$(66,485)
Foreign exchange contracts	8,352	(3,718)	23,524	2,348
Equity contracts	(111,682)	(73,925)	(40,641)	(170,161)
Commodity contracts	5,746	21,793	20,237	37,980
Credit contracts	9,805	(11,745)	3,763	(15,623)
Total	$(69,715)	$(128,962)	$(17,845)	$(211,941)

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at June 30, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$50,402	$1,592	$21,717	$(3,562)	$70,149
Equity swaps and options	12,791	13,371	5,349	—	31,511
Credit default swaps	—	2,045	7,067	(1,519)	7,593
Total return swaps	10,160	2,635	—	(2,564)	10,231
Foreign currency forwards, swaps and options	143,252	30,561	—	(13,178)	160,635
Interest rate swaps, options and forwards	47,927	155,590	95,763	(64,051)	235,229
Total	$264,532	$205,794	$129,896	$(84,874)	515,348
Cross product counterparty netting					(16,998)

Total OTC derivative assets included in Trading assets					$498,350

(1)	At June 30, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $94.1 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At June 30, 2015 cash collateral received was $190.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$51,982	$693	$3,474	$(3,562)	$52,587
Equity swaps and options	28,147	37,353	15,332	—	80,832
Credit default swaps	1,064	1,334	5,636	(1,519)	6,515
Total return swaps	21,311	9	1,489	(2,564)	20,245
Foreign currency forwards, swaps and options	121,295	62,607	—	(13,178)	170,724
Fixed income forwards	278	—	—	—	278
Interest rate swaps, options and forwards	45,926	96,089	120,986	(64,051)	198,950
Total	$270,003	$198,085	$146,917	$(84,874)	530,131
Cross product counterparty netting					(16,998)

Total OTC derivative liabilities included in Trading liabilities					$513,133

(1)	At June 30, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $27.7 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At June 30, 2015, cash collateral pledged was $290.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At June 30, 2015, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$178,941
BBB- to BBB+	129,161
BB+ or lower	84,507
Unrated	105,741
Total	$498,350

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2015 and December 31, 2014 is $106.1 million and $269.0 million, respectively, for which Jefferies has posted collateral of $97.9 million and $234.6 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2015 and December 31, 2014, Jefferies would have been required to post an additional $10.8 million and $55.1 million, respectively, of collateral to its counterparties.

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,701,371	$261,468	$2,962,839
Corporate debt securities	897,935	2,042,203	2,940,138
Mortgage- and asset-backed securities	—	4,330,034	4,330,034
U.S. government and federal agency securities	95,314	10,795,305	10,890,619
Municipal securities	—	529,073	529,073
Sovereign securities	—	2,446,497	2,446,497
Loans and other receivables	—	634,568	634,568
Total	$3,694,620	$21,039,148	$24,733,768

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,339,229	$199,760	$1,155,631	$—	$3,694,620
Repurchase agreements	10,651,615	6,181,852	2,146,196	2,059,485	21,039,148
Total	$12,990,844	$6,381,612	$3,301,827	$2,059,485	$24,733,768

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At June 30, 2015 and December 31, 2014, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $26.7 billion and $25.8 billion, respectively.  A substantial portion of these securities have been sold or repledged.

In instances where Jefferies receives securities as collateral in connection with securities-for-securities transactions in which Jefferies is the lender of securities and is permitted to sell or repledge the securities received as collateral, it reports the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition.  At June 30, 2015 and December 31, 2014, $9.6 million and $5.4 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 6.  Securitization Activities

Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities.  In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE.  A significant portion of the securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies.  These SPEs generally meet the criteria of variable interest entities; however, the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs.  Beginning in the third quarter of 2014, another of our subsidiaries has utilized SPEs to securitize automobile loans receivable.  The SPEs are variable interest entities and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statement of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit. See Note 8 for further information on variable interest entities.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three and six months ended June 30, 2015 and 2014 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Transferred assets	$1,490.6	$1,599.7	$3,053.5	$3,226.6
Proceeds on new securitizations	1,527.1	1,600.1	3,091.6	3,228.2
Cash flows received on retained interests	12.2	20.4	19.0	28.9

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at June 30, 2015 and December 31, 2014.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	June 30, 2015		December 31, 2014
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$10,986.6	$139.5	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	3,022.9	85.8	5,848.5	204.7
Collateralized loan obligations	4,677.1	61.6	4,511.8	108.4

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

Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Bonds and notes:
U.S. government securities	$417,027	$81	$—	$417,108
Residential mortgage-backed securities	278,724	3,314	491	281,547
Commercial mortgage-backed securities	9,189	—	43	9,146
Other asset-backed securities	99,031	349	185	99,195
All other corporates	6,821	46	13	6,854
Total fixed maturities	810,792	3,790	732	813,850

Equity securities:
Common stocks:
Banks, trusts and insurance companies	24,687	20,607	—	45,294
Industrial, miscellaneous and all other	19,092	16,550	—	35,642
Total equity securities	43,779	37,157	—	80,936

	$854,571	$40,947	$732	$894,786

December 31, 2014
Bonds and notes:
U.S. government securities	$593,803	$33	$63	$593,773
Residential mortgage-backed securities	597,402	10,959	1,678	606,683
Commercial mortgage-backed securities	42,991	484	74	43,401
Other asset-backed securities	245,533	619	996	245,156
All other corporates	30,519	60	176	30,403
Total fixed maturities	1,510,248	12,155	2,987	1,519,416

Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,853	18,740	—	50,593
Industrial, miscellaneous and all other	20,355	18,405	—	38,760
Total equity securities	52,208	37,145	—	89,353

	$1,562,456	$49,300	$2,987	$1,608,769

The amortized cost and estimated fair value of investments classified as available for sale at June 30, 2015, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$421,268	$421,379
Due after one year through five years	2,580	2,583
Due after five years through ten years	—	—
Due after ten years	—	—
	423,848	423,962
Mortgage-backed and asset-backed securities	386,944	389,888
	$810,792	$813,850

At June 30, 2015, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

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

•
Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage, corporate and consumer loans,

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of June 30, 2015 and December 31, 2014.

	Securitization Vehicles
	June 30, 2015	December 31, 2014
	(In millions)
Cash	$0.8	$0.5
Financial instruments owned	54.7	62.7
Securities purchased under agreement to resell (1)	654.1	575.2
Other	196.6	107.1
Total assets	$906.2	$745.5

Other secured financings (2)	$891.6	$737.0
Other	14.6	8.5
Total liabilities	$906.2	$745.5

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $2.6 million and $39.7 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at June 30, 2015 and December 31, 2014, respectively.

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

Jefferies is the primary beneficiary of mortgage-backed financing vehicles to which Jefferies sells agency and non-agency residential and commercial mortgage loans and mortgage-backed securities pursuant to the terms of a master repurchase agreement.  Jefferies manages the assets within these vehicles.  Jefferies variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement.  The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.  The creditors of these VIEs do not have recourse to Jefferies general credit and each such VIE’s assets are not available to satisfy any other debt.

At June 30, 2015 and December 31, 2014, another of our subsidiaries is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Our subsidiary acts as the servicer for which it receives a fee, and owns the equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to our subsidiary’s general credit and the assets of the VIEs are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about Jefferies variable interests in nonconsolidated VIEs.

	Variable Interests
	Financial Statement Carrying Amount (3)	Maximum Exposure to Loss	VIE Assets
	Assets
	(In millions)
June 30, 2015
Collateralized loan obligations	$84.6	$373.9	$5,659.6
Consumer loan vehicles	171.0	1,116.2	609.2
Asset management vehicles (1)	6.9	6.9	49.0
Private equity vehicles (2)	24.3	48.9	72.0
Total	$286.8	$1,545.9	$6,389.8

December 31, 2014
Collateralized loan obligations	$134.0	$926.9	$7,737.1
Consumer loan vehicles	170.6	797.8	485.2
Asset management vehicles (1)	11.3	11.3	432.3
Private equity vehicles (2)	44.3	59.2	92.8
Total	$360.2	$1,795.2	$8,747.4

(1)	Assets consist of equity interests, which are included within Investments in managed funds, and accrued management and performance fees, which are included in Receivables.

(2)	Assets consist of equity interests, which are included in Investment in managed funds.

(3)	There were no significant liabilities at June 30, 2015 and December 31, 2014.

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

Consumer Loan Vehicles. Jefferies provides financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements.  The underlying assets, which are collateralizing the vehicles, are primarily comprised of unsecured consumer and small business loans.  In addition, Jefferies may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles.  Jefferies does not control the activities of these entities.

Asset Management Vehicle.  Jefferies managed the Jefferies Umbrella Fund, an "umbrella structure" company that invested primarily in convertible bonds and enabled investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure.  Jefferies variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. Effective May 2015, the Jefferies Umbrella Fund was placed into liquidation.

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund L.P.").  As of June 30, 2015 and December 31, 2014, Jefferies funded approximately $60.4 million and $60.1 million, respectively, of its commitment.  The carrying amount of Jefferies equity investment was $23.2 million and $43.1 million at June 30, 2015 and December 31, 2014, respectively.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.

Jefferies has a variable interest in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment.  The carrying amount of Jefferies equity investment was $1.1 million and $1.2 million at June 30, 2015 and December 31, 2014, respectively.  Jefferies exposure to loss is limited to its equity investment.  JEP IV has assets consisting primarily of private equity and equity related investments.
Jefferies has provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by certain of our employees. At June 30, 2015, the carrying value and maximum exposure to loss of the guarantee were $0 and $10.0 million, respectively.  Energy Partners I, LP, has assets consisting primarily of debt and equity investments.

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

 At June 30, 2015 and December 31, 2014, Jefferies held $3,098.7 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $983.7 million and $1,120.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen Mining Company, LLC.  See Note 9 for further discussion.

In addition, at June 30, 2015, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable with rights with FXCM.  See Note 3 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at June 30, 2015 and December 31, 2014 accounted for under the equity method of accounting is as follows (in thousands):

	June 30, 2015	December 31, 2014
Jefferies Finance, LLC	$499,923	$508,891
Jefferies LoanCore LLC	240,915	258,947
Berkadia	207,003	208,511
Garcadia companies	169,214	167,939
HomeFed	268,730	271,782
Linkem S.p.A.	146,266	159,054
Golden Queen Mining Company, LLC (1)	115,099	103,598
Other	34,322	33,846

Total	$1,681,472	$1,712,568

(1)	At June 30, 2015 and December 31, 2014, the balance reflects $33.9 million and $33.7 million, respectively, related to a noncontrolling interest.

Income (losses) related to associated companies includes the following for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Berkadia	$19,733	$24,388	$52,076	$38,361
Garcadia companies	15,881	14,043	31,134	25,302
Linkem	(4,354)	(4,723)	(9,142)	(10,559)
HomeFed	(954)	795	(3,052)	177
Golden Queen	(712)	—	(999)	—
Other	213	842	241	2,100

Total	$29,807	$35,345	$70,258	$55,381

Income (losses) related to associated companies classified as Other revenues includes the following for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Jefferies Finance	$20,220	$14,673	$31,531	$32,274
Jefferies LoanCore	8,236	3,400	18,094	5,882
Other	1	(808)	(479)	(264)

Total	$28,457	$17,265	$49,146	$37,892

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

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At June 30, 2015, approximately $486.5 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary amounts totaling $700.0 million and $300.0 million, respectively, at June 30, 2015.  Committed advances are shared equally between Jefferies and MassMutual, while discretionary advances may be funded disproportionately if so agreed between MassMutual and Jefferies.  The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  At June 30, 2015 and December 31, 2014, $0 million and $0 million, respectively, of Jefferies $350.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned fees of $39.9 million and $38.8 million during the three months ended June 30, 2015 and 2014, respectively, and $55.5 million and $86.4 million, respectively, during the six months ended June 30, 2015 and 2014, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $.9 million and $3.4 million during the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $7.7 million during the six months ended June 30, 2015 and 2014, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

During the three and six months ended June 30, 2015, Jefferies acted as placement agent in connection with several CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $3.1 million and $3.1 million, respectively, during the three and six months ended June 30, 2015, and $1.8 million and $2.2 million, respectively, during the three and six months ended June 30, 2014 which are included in Investment banking revenues in the Consolidated Statements of Operations.  At June 30, 2015 and December 31, 2014, Jefferies held securities issued by CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligation to the CLO.  Additionally, Jefferies has entered into participation agreements with Jefferies Finance or derivative contracts whose underlying is based on certain securities issued by the CLO.  There were no significant revenues recognized by Jefferies in connection with its roles related to the execution of the CLO.

We acted as underwriter in connection with senior notes issued by Jefferies Finance, for which we recognized underwriting fees of $1.3 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively.

Under a service agreement, Jefferies charged Jefferies Finance $7.1 million and $7.0 million for services provided during the three months ended June 30, 2015 and 2014, respectively, and $34.9 million and $28.7 million for services provided during the six months ended June 30, 2015 and 2014, respectively.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $57.1 million and $41.5 million at June 30, 2015 and December 31, 2014, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At June 30, 2015 and December 31, 2014, Jefferies had funded $125.6 million and $200.9 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through June 30, 2015, cumulative cash distributions received from this investment aggregated $353.8 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial mortgage loans which are not part of government agency programs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of June 30, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.

Linkem

We have acquired approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy, for aggregate cash consideration of $142.9 million.  In addition, we have purchased 5% convertible notes issued by Linkem for $101.0 million (€79.8 million principal amount, including interest in kind) which if converted, would increase our ownership to approximately 55% of Linkem’s common equity.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At June 30, 2015, we own 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at June 30, 2015.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.

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

Golden Queen Mining Company

During 2014 and 2015, we invested $83.0 million, net in cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project.  Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  Construction has started on site and commissioning is planned for late 2015.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.5 million, net in cash.  Gauss LLC invested both our and the Clay family’s net contributions totaling $117.5 million to the joint venture, Golden Queen Mining Company, LLC, in exchange for a 50% ownership interest.  Golden Queen Mining Co. Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.

As a result of our consolidating Gauss LLC, our Loans to and investments in associated companies reflects Gauss LLC’s net investment of $117.5 million in the joint venture, which includes both the amount we contributed and the amount contributed by the Clay family.  The joint venture, Golden Queen Mining Company, LLC, is considered a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses and their rights to receive the expected residual returns, given the provision of services to the joint venture by Golden Queen Mining Co. Ltd.  Golden Queen Mining Co. Ltd. has entered into an agreement with the joint venture for the provision of executive officers, financial, managerial, administrative and other services, and office space and equipment.
We have determined that we are not the primary beneficiary of the joint venture and are therefore not consolidating its results.

Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at June 30, 2015
Derivative contracts	$4,508,519	$(4,106,430)	$402,089	$—	$—	$402,089
Securities borrowing arrangements	$7,839,005	$—	$7,839,005	$(545,998)	$(921,694)	$6,371,313
Reverse repurchase agreements	$13,695,209	$(9,910,705)	$3,784,504	$(261,671)	$(3,492,047)	$30,786

Liabilities at June 30, 2015
Derivative contracts	$4,456,702	$(4,205,980)	$250,722	$—	$—	$250,722
Securities lending arrangements	$3,694,620	$—	$3,694,620	$(545,998)	$(3,104,520)	$44,102
Repurchase agreements	$21,039,148	$(9,910,705)	$11,128,443	$(261,671)	$(9,099,025)	$1,767,747

Assets at December 31, 2014
Derivative contracts	$5,165,613	$(4,759,345)	$406,268	$—	$—	$406,268
Securities borrowing arrangements	$6,853,103	$—	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	$14,059,133	$(10,132,275)	$3,926,858	$(634,568)	$(3,248,817)	$43,473

Liabilities at December 31, 2014
Derivative contracts	$5,220,133	$(4,856,618)	$363,515	$—	$—	$363,515
Securities lending arrangements	$2,598,487	$—	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	$20,804,432	$(10,132,275)	$10,672,157	$(634,568)	$(8,810,770)	$1,226,819

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

(3)
At June 30, 2015, amounts include $6,327.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,143.2 million, and $1,750.5 million of repurchase agreements, for which we have pledged securities collateral of $1,802.5 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.  At December 31, 2014, amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of intangible assets, net and goodwill at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$14,448	$14,528

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $174,270 and $155,548	474,052	493,501
Trademarks and tradename, net of accumulated amortization of $55,529 and $47,101	339,000	347,883
Supply contracts, net of accumulated amortization of $35,563 and $30,433	114,432	119,562
Other, net of accumulated amortization of $4,910 and $4,703	2,693	2,900
Total intangible assets, net	944,625	978,374

Goodwill:
National Beef	14,991	14,991
Jefferies	1,716,404	1,718,847
Other operations	8,551	8,551
Total goodwill	1,739,946	1,742,389

Total intangible assets, net and goodwill	$2,684,571	$2,720,763

Amortization expense on intangible assets was $16.2 million and $16.7 million for the three months ended June 30, 2015 and 2014, respectively, and $32.5 million and $33.3 million for the six months ended June 30, 2015 and 2014, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2015 (for the remaining six months) - $31.5 million; 2016 - $63.0 million; 2017 - $63.1 million; 2018 - $63.3 million; and 2019 - $63.1 million.

Note 12.  Inventory

A summary of inventory at June 30, 2015 and December 31, 2014 which is classified as Other assets is as follows (in thousands):

	June 30, 2015	December 31, 2014

Finished goods	$300,807	$343,959
Work in process	42,932	40,951
Raw materials, supplies and other	37,213	37,993
	$380,952	$422,903

Note 13.  Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At June 30, 2015 and December 31, 2014, $362.0 million and $12.0 million, respectively, was outstanding.  At June 30, 2015, the interest rate on short-term borrowings outstanding is 2.03% per annum.

On April 23, 2015, Jefferies entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon under which, the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for additional six months upon request. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At June 30, 2015, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Parent Company Debt:
Senior Notes:
8.125% Senior Notes due September 15, 2015, $458,641 principal	$458,365	$457,723
5.50% Senior Notes due October 18, 2023, $750,000 principal	741,160	740,748
6.625% Senior Notes due October 23, 2043, $250,000 principal	247,009	246,991
Total long-term debt – Parent Company	1,446,534	1,445,462

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
3.875% Senior Notes, due November 9, 2015, $500,000 principal	503,746	507,944
5.5% Senior Notes, due March 15, 2016, $350,000 principal	358,159	363,229
5.125% Senior Notes, due April 13, 2018, $800,000 principal	836,381	842,359
8.5% Senior Notes, due July 15, 2019, $700,000 principal	819,594	832,797
2.375% Euro Senior Notes, due May 20, 2020, $549,175 principal	548,005	620,725
6.875% Senior Notes, due April 15, 2021, $750,000 principal	846,007	853,091
2.25% Euro Medium Term Notes, due July 13, 2022, $4,393 principal	3,895	4,379
5.125% Senior Notes, due January 20, 2023, $600,000 principal	622,114	623,311
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	380,626	381,515
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	347,982	348,568
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,891	513,046
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,810	421,960
Secured credit facility, due June 26, 2017	200,000	170,000
National Beef Term Loan	327,500	345,000
National Beef Revolving Credit Facility	170,000	135,144
Other	109,238	119,399
Total long-term debt – subsidiaries	7,007,948	7,082,467

Long-term debt	$8,454,482	$8,527,929

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.3089 common shares (equivalent to a conversion price of approximately $44.83).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

At June 30, 2015, Jefferies has a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $750.0 million with availability subject to one or more borrowing bases.  The Jefferies Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, minimum tangible net worth and liquidity requirements amounts and minimum capital requirements.  Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of non-U.S. dollar borrowings, is based on the London Interbank Offered Rate.  The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower.  At June 30, 2015, borrowings under the Jefferies Credit Facility were denominated in U.S. dollars and Jefferies is in compliance with debt covenants under the Jefferies Credit Facility. Jefferies expects to terminate the Credit Facility in the third quarter of fiscal 2015, due to the exiting of the Bache business. For further information with respect to Jefferies use of the Credit Facility, see Note 27.

At June 30, 2015, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $375.0 million, which matures in October 2018.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At June 30, 2015, the interest rate on the outstanding term loan was 2.9% and the interest rate on the outstanding revolving credit facility was 2.9%.  The credit facility contains a minimum tangible net worth covenant; at June 30, 2015, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $20.1 million were outstanding at June 30, 2015.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At June 30, 2015, after deducting outstanding amounts and issued letters of credit, $125.6 million of the unused revolver was available to National Beef.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the six months ended June 30, 2015 and 2014 (in thousands):

	2015	2014
As of January 1,	$184,333	$241,075
Loss allocated to redeemable noncontrolling interests	(9,086)	(5,939)
Decrease in fair value of redeemable noncontrolling interests credited to additional paid-in capital	(3,886)	(755)
Balance, June 30,	$171,361	$234,381

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At June 30, 2015, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (13.0)% and the terminal growth rate (2.0)% used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of June 30, 2015 (dollars in millions):

	Discount Rates
Terminal Growth Rates	12.75%	13.00%	13.25%

1.75%	$175.2	$169.3	$163.7
2.00%	$177.4	$171.4	$165.6
2.25%	$179.7	$173.5	$167.6

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At June 30, 2015 and December 31, 2014, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed of $2.3 million and $2.4 million, respectively.

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

Note 16.  Common Shares and Compensation Plans

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant.  No stock appreciation rights have been granted.  At June 30, 2015, 4,915,100 of our common shares were reserved for stock options and warrants.

Compensation and benefits expense included $20.1 million and $24.6 million for the three months ended June 30, 2015 and 2014, respectively, and $52.9 million and $62.8 million for the six months ended June 30, 2015 and 2014, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $7.3 million and $8.9 million for the three months ended June 30, 2015 and 2014, respectively, and $19.2 million and $22.9 million for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, total unrecognized compensation cost related to nonvested share-based compensation plans was $68.7 million; this cost is expected to be recognized over a weighted-average period of 1.6 years.

The net tax detriment related to share-based compensation plans recognized in additional paid-in capital was $0.2 million and $5.5 million during the three and six months ended June 30, 2015, respectively, and was not significant during the 2014 periods.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the three and six months ended June 30, 2015 and 2014 were not significant.

At June 30, 2015, there were 2,344,000 shares of restricted stock outstanding with future service required, 4,044,000 RSUs outstanding with future service required, 8,606,000 RSUs outstanding with no future service required and 898,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 13,548,000.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014

Net unrealized gains on available for sale securities	$571,472	$577,588
Net unrealized foreign exchange losses	(45,187)	(26,771)
Net minimum pension liability	(101,221)	(103,735)
	$425,064	$447,082

For the six months ended June 30, 2015 and 2014, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2015	2014

Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $5,032 and $(1,438)	$9,064	$(2,590)	Net realized securities gains

Amortization of defined benefit pension plan actuarial gains (losses), net of income tax benefit of $(1,306) and $(844)	(2,514)	(1,520)	Compensation and benefits, which includes pension expense. See the pension footnote for information on this component.

Total reclassifications for the period, net of tax	$6,550	$(4,110)

Note 18.  Pension Plans and Postretirement Benefits

The following table summarizes the components of net periodic pension cost charged to operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic pension cost:
Interest cost	$3,468	$3,774	$6,944	$7,548
Service cost	—	11	—	22
Expected return on plan assets	(2,691)	(2,537)	(5,381)	(5,073)
Actuarial losses	1,907	1,209	3,819	2,417
Net periodic pension cost	$2,684	$2,457	$5,382	$4,914

$1.0 million of employer contributions were paid during the six months ended June 30, 2015.

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

Note 19.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at June 30, 2015 was $191.9 million (including $39.3 million for interest), of which $144.0 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

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

For the three months ended June 30, 2015 and 2014, the provision (benefit) for income taxes includes $0.7 million and $24.7 million, respectively, for state income taxes and $0.0 million and $4.7 million, respectively, for foreign income taxes. For the six months ended June 30, 2015 and 2014, the provision (benefit) for income taxes includes $9.6 million and $39.8 million, respectively for state income taxes and $2.7 million and $10.7 million, respectively, for foreign taxes. During the second quarter of 2015, we recorded a benefit of $12.8 million related to certain state and local net operating loss carryforwards which we now believe are more likely than not to be realized in the future, a significant portion of which results from recently enacted state and local tax law changes. This benefit is reflected in the three and six months ended June 30, 2015.

Note 20.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Numerator for earnings (loss) per share:
Net income attributable to Leucadia National Corporation common shareholders	$16,406	$65,074	$397,165	$159,390
Allocation of earnings to participating securities (1)	(274)	(1,557)	(7,069)	(3,927)
Net income attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	16,132	63,517	390,096	155,463
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(19)	(12)	32	(19)
Mandatorily redeemable convertible preferred share dividends	—	—	2,031	—
Interest on 3.75% Convertible Notes	—	99	—	739
Net income attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$16,113	$63,604	$392,159	$156,183

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	373,654	371,979	373,611	370,506
Stock options	8	48	10	68
Warrants	—	—	—	—
Mandatorily redeemable convertible preferred shares	—	—	4,162	—
3.875% Convertible Senior Debentures	—	—	—	—
3.75% Convertible Notes	—	1,152	—	2,627
Denominator for diluted earnings (loss) per share	373,662	373,179	377,783	373,201

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 6,516,400 and 9,164,900 for the three months ended June 30, 2015 and 2014, respectively, and 6,804,200 and 9,433,100 for the six months ended June 30, 2015 and 2014, respectively.  Dividends declared on participating securities were $0.4 million and $0.6 million during the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $1.1 million during six months ended June 30, 2015 and 2014, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 1,006,000 and 1,581,000 weighted-average shares of common stock were outstanding during the three months ended June 30, 2015 and 2014, respectively, and 1,159,000 and 773,000 weighted-average shares of common stock were outstanding during the six months ended June 30, 2015 and 2014, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For each period in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three and six months ended June 30, 2015 and 2014, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

For the three months ended June 30, 2015 and the three and six months ended June 30, 2014, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 21.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes Jefferies commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout
Equity commitments (1)	$—	$9.2	$0.9	$—	$257.7	$267.8
Loan commitments (1)	34.3	475.7	387.4	60.1	—	957.5
Mortgage-related and other purchase commitments	909.9	1,330.6	499.1	—	—	2,739.6
Underwriting commitments	36.9	—	—	—	—	36.9
Forward starting reverse repos and repos	2,384.4	—	—	—	—	2,384.4
Other unfunded commitments (1)	30.0	—	—	6.0	37.5	73.5
	$3,395.5	$1,815.5	$887.4	$66.1	$295.2	$6,459.7

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents Jefferies credit exposure from loan commitments, including funded amounts, summarized by period of expiration as of June 30, 2015.  Credit exposure is based on the external credit ratings of the underlying or referenced assets of the loan commitments.  Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
Non-investment grade	$—	$171.9	$—	$171.9	$9.7	$162.2
Unrated	115.0	864.6	—	979.6	184.3	795.3
Total	$115.0	$1,036.5	$—	$1,151.5	$194.0	$957.5

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)
The corporate lending exposure at fair value includes $215.3 million of funded loans included in Trading assets and a $21.3 million net liability related to lending commitments recorded in Trading liabilities in the Consolidated Statement of Financial Condition as of June 30, 2015.

(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of June 30, 2015, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $30.2 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); we committed to provide Folger Hill with a three-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of June 30, 2015, $6.2 million has been provided to Folger Hill under the revolving credit facility.

Additionally, as of June 30, 2015, Jefferies had other equity commitments to invest up to $4.4 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of June 30, 2015, Jefferies has $607.5 million of outstanding loan commitments to clients.

Loan commitments outstanding as of June 30, 2015, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at June 30, 2015 was $135.7 million.

Underwriting Commitments. In connection with investment banking activities, we may from time to time provide underwriting commitments to our clients in connection with capital raising transactions.

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

Contingencies

Jefferies Group Inc. Acquisition -- seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group Inc. became our wholly-owned subsidiary.  The class actions named as defendants the Company, Jefferies Group, certain members of our board of directors, certain members of Jefferies Group’s board of directors and, in certain of the actions, certain transaction-related subsidiaries.  On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. While the defendants continue to deny each of the plaintiffs’ claims and deny any liability, the defendants entered into the settlement solely to settle and resolve their disputes, to avoid the costs and risks of further litigation and to avoid further distractions to our management. The terms of that settlement agreement provide for an aggregate payment of $70.0 million to certain former equity holders of Jefferies Group Inc., other than the defendants and certain of their affiliates, along with attorneys’ fees that were determined by the court to be $21.5 million. The settlement resolves all of the class-action claims in Delaware, and releases the claims brought in New York.  We have made all payments on the $70.0 million aggregate settlement amount, and our insurers have covered the majority of the awarded attorneys' fees, all of which have been paid.

Sykes v. Mel Harris & Associates, LLC. -- We and certain of our subsidiaries and officers are named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 9 Civ. 8486 (DC), in the United States District Court for the Southern District of New York.  The named defendants also include the Mel Harris law firm, certain individuals and members associated with the law firm, and a process server, Samserv, Inc. and certain of its employees.  The complaint alleges that default judgments obtained by the law firm against approximately 124,000 individuals in New York courts with respect to consumer debt purchased by our subsidiaries violated the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law (alleged only as to the law firm).  The complaint seeks injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated.  We asserted that we were an investor with respect to the subject purchased consumer debt and were regularly informed of the amounts received from debt collections, but otherwise had no involvement in any alleged illegal debt collection activities.

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

On March 18, 2015, we and plaintiffs executed a settlement agreement that provided additional detail regarding the terms of a settlement set out in a December 14, 2014 binding term sheet pursuant to which we expensed $3.2 million in the fourth quarter of 2014.  This amount is in addition to the $20.0 million previously accrued for this matter and the $22.8 million in deferred revenue.  The settlement agreement will be submitted to the District Court for its approval upon completion of the drafting of related documents.

Haverhill Retirement System v. Asali, et al. -- On May 2, 2014, plaintiff Haverhill Retirement System (“Haverhill”)  filed an amended putative class action and derivative lawsuit (the “Complaint”) entitled Haverhill Retirement System v. Asali, et al. in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Harbinger Capital Partners LLC, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”), the members of the board of directors of Harbinger Group, Inc. (“Harbinger”), nominal defendant Harbinger, as well as Leucadia. The Complaint alleges, among other things, that the directors of Harbinger breached their fiduciary duties in connection with Leucadia’s March 2014 purchase of preferred securities of subsidiaries of the Harbinger Funds that were exchangeable into Harbinger common stock owned by the Harbinger Funds, certain flaws in the process employed by the special committee of directors appointed by the Harbinger board in connection therewith, and that Leucadia aided and abetted the Harbinger board’s breaches of fiduciary, as well as a claim of unjust enrichment against Leucadia.  On April 1, 2014, the Chancery Court denied Haverhill’s motion for expedited proceedings associated with the complaint originally filed by Haverhill on March 26, 2014.  Haverhill filed an amended complaint on May 2, 2014.  On July 2, 2014, the defendants moved to dismiss the amended complaint.  On August 12, 2014, Plaintiffs filed another amended complaint. The amended complaint dropped Plaintiff’s unjust enrichment claim against Leucadia. With respect to remedies sought, the amended complaint no longer sought an injunction against installing Leucadia designees as Board members and no longer sought rescission of Leucadia’s right to select the director class to which one of its designees would be appointed. A term sheet reflecting a settlement among the parties, that did not provide for any payment by the Company, was signed on October 15, 2014.  On December 19, 2014, final settlement papers were submitted to the Court. On June 8, 2015, a settlement hearing took place, at which the Court rejected the settlement.

Other Contingencies -- During the first quarter of 2014, Jefferies reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC relating to an investigation of purchases and sales of mortgage-backed securities.  Those agreements included an aggregate $25.0 million in payments and at June 30, 2015, the outstanding reserve with respect to remaining payments to be made under the agreements was approximately $0.7 million.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$28,164.9	$3,334.4	$614.6	$644.4	$430.6	$33,188.9
Written derivative contracts – credit related	2.0	—	—	1,436.3	20.0	1,458.3
Total derivative contracts	$28,166.9	$3,334.4	$614.6	$2,080.7	$450.6	$34,647.2

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$1,324.3	$—	$—	$—	$—	$—	$1,324.3
Single name credit default swaps	$—	$—	$22.0	$24.0	$88.0	$—	$134.0

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $371.6 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of June 30, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At June 30, 2015, the maximum amount payable under these guarantees is $29.1 million.
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

Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of June 30, 2015 was approximately $36.0 million.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At June 30, 2015, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $37.3 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $22.9 million at June 30, 2015.

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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$998,320	$913,625
Jefferies Execution	7,800	7,550

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

Note 23.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other Assets:
Notes and loans receivable (a)	$282,356	$284,916	$213,174	$217,171

Financial Liabilities:
Short-term borrowings (b)	362,000	362,000	12,000	12,000
Long-term debt (b)	8,454,482	8,496,388	8,527,929	8,806,700

(a)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)
Short-term borrowings and long-term debt:  The fair values of short-term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 24.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.  Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014 are loans to and/or equity investments in Private Equity Related Funds of $36.7 million and $60.7 million, respectively.  Net gains (losses) aggregating $1.0 million and $(9.0) million for the three months ended June 30, 2015 and 2014, respectively, and net losses aggregating $24.2 million and $11.5 million for the six months ended June 30, 2015 and 2014, respectively, were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21.

Berkadia Commercial Mortgage, LLC.  At June 30, 2015 and December 31, 2014, Jefferies has commitments to purchase $336.5 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

HRG Group, Inc.  As part of Jefferies loan secondary trading activities, it has unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $266.6 million and $232.0 million at June 30, 2015 and December 31, 2014, respectively.  Our Chairman also serves as HRG’s Chairman.
Officers, Directors and Employees.  We have $24.3 million and $20.1 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014, respectively.  Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At June 30, 2015 and December 31, 2014, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 25% and 23% of its cattle requirements under this agreement during the six months ended June 30, 2015 and 2014, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the six months ended June 30, 2015, sales to this affiliate were $16.5 million and purchases were $7.8 million.  During the six months ended June 30, 2014, sales to this affiliate were $19.3 million and purchases were $7.0 million.  At June 30, 2015 and December 31, 2014, amounts due from and payable to these related parties were not significant.  Both of these arrangements are based on what we believe to be competitive market prices.

HomeFed.  As more fully described in Note 9, during 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at June 30, 2015.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.

See Note 9 for information on transactions with Jefferies Finance and Jefferies LoanCore.

Note 25.  Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2014 primarily consists of the Lake Charles clean energy project and Premier.

A summary of the results of discontinued operations is as follows for the three and six months ended June 30, 2014 (in thousands):

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014

Revenues and other income:
Gaming entertainment	$33,341	$64,345
Investment and other income	102	912
	33,443	65,257
Expenses:
Direct operating expenses – Gaming entertainment	23,922	47,351
Compensation and benefits	1,886	3,058
Depreciation and amortization	2,393	4,617
Selling, general and other expenses	11,766	30,460
	39,967	85,486

Loss from discontinued operations before income taxes	(6,524)	(20,229)
Income tax (benefit)	(2,284)	(7,080)
Loss from discontinued operations after income taxes	$(4,240)	$(13,149)

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

Certain information concerning our segments for the three and six months ended June 30, 2015 and 2014 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$792,431	$689,303	$1,383,872	$1,619,815
National Beef	1,994,865	2,009,093	3,850,884	3,896,471
Corporate and other	13,844	19,519	34,160	33,203
Total net revenues related to reportable segments	2,801,140	2,717,915	5,268,916	5,549,489
All other	38,323	134,048	776,230	244,998
Intercompany eliminations	—	—	(21,000)	—
Total consolidated net revenues	$2,839,463	$2,851,963	$6,024,146	$5,794,487

Pre-tax income (loss) from continuing operations:
Reportable Segments:
Jefferies	$91,345	$85,568	$104,269	$281,938
National Beef	(9,400)	6,518	(42,985)	(21,495)
Corporate and other	3,838	(10,450)	(6,026)	(29,681)
Pre-tax income (loss) from continuing operations related to reportable segments	85,783	81,636	55,258	230,762
All other	(61,010)	60,649	580,922	93,796
Parent Company interest	(24,310)	(24,366)	(48,610)	(49,543)
Total consolidated pre-tax income from continuing operations	$463	$117,919	$587,570	$275,015

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$22,326	$18,383	$44,576	$35,414
National Beef	22,081	21,195	43,868	41,955
Corporate and other	933	1,339	1,903	2,676
Total depreciation and amortization expenses related to reportable segments	45,340	40,917	90,347	80,045
All other	9,900	3,726	17,333	6,085
Total consolidated depreciation and amortization expenses	$55,240	$44,643	$107,680	$86,130

All other revenue and pre-tax income from continuing operations in the above table include $(112.1) million and $574.5 million of unrealized and realized gains relating to our investment in FXCM for the three and six months ended June 30, 2015, respectively.

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended June 30, 2015 and 2014, interest expense classified as a component of Expenses was primarily comprised of National Beef ($4.1 million and $3.8 million, respectively) and parent company interest ($24.3 million and $24.4 million, respectively). For the six months ended June 30, 2015 and 2014, interest expense classified as a component of Expenses was primarily comprised of National Beef ($8.4 million and $6.9 million, respectively) and parent company interest ($48.6 million and $49.5 million, respectively).

Note 27.  Exit Costs

Jefferies Bache.  On April 9, 2015, Jefferies entered into an agreement with Société Générale S.A. (the "Agreement") to transfer certain client exchange and over-the-counter transactions associated with Jefferies futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  The transfer is subject to customary closing conditions for a transaction of this nature.  In addition, Jefferies initiated a plan to substantially exit the remaining aspects of its futures business. During its second quarter, Jefferies has transferred about 50% of its client accounts to Société Générale S.A. and other brokers. Jefferies expects to substantially complete the exit of the Bache business during its third quarter of 2015.

In addition, Jefferies expects to terminate its $750.0 million credit facility during the third quarter of 2015. At June 30, 2015, the remaining unamortized deferred origination costs were $2.2 million, which will be fully expensed during the third quarter of 2015.

During the three months ended June 30, 2015, Jefferies recorded restructuring and impairment costs as follows (in thousands):

Severance costs	$15,559
Accelerated amortization of restricted stock and restricted cash awards	4,460
Accelerated amortization of capitalized software	6,260
Selling, general and other expenses	2,291
Total	$28,570

Of the above costs, $10.8 million are of a non-cash nature.

Restructuring costs are wholly attributed to Jefferies Capital Markets business. Severance costs and amortization of restricted stock and restricted cash awards are recorded as Compensation and benefits and amortization of capitalized software is recorded as Depreciation and amortization on the Consolidated Statement of Operations for the three months ended June 30, 2015.

Jefferies expects to incur approximately an additional $48.6 million of restructuring costs through the remainder of 2015 in connection with its exit activities comprised of (1) severance and related benefits, including additional amortization for restricted stock and restricted cash awards and (2) contract termination costs.

The following summarizes Jefferies restructuring reserve activity (in thousands):

	Severance costs	Other costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Total
Balance at March 31, 2015	$—	$—	—
Expenses	15,559	2,291	17,850	$4,460	$6,260	$28,570
Payments	(2,523)	(1,518)	(4,041)
Liability at June 30, 2015	$13,036	$773	$13,809

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) and the Risk Factors included in our Form 10-Q for the quarterly period ended March 31, 2015.

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

A summary of results of continuing operations for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Pre-tax income (loss) from continuing operations:
Jefferies	$91,345	$85,568	$104,269	$281,938
National Beef	(9,400)	6,518	(42,985)	(21,495)
Corporate and Other	3,838	(10,450)	(6,026)	(29,681)
Other Financial Services Businesses	(97,684)	30,174	613,293	44,608
Other Merchant Banking Businesses	36,674	30,475	(32,371)	49,188
Parent Company Interest	(24,310)	(24,366)	(48,610)	(49,543)
Total consolidated pre-tax income from
continuing operations	$463	$117,919	$587,570	$275,015

Jefferies

Jefferies is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$792,431	$689,303	$1,383,872	$1,619,815

Expenses:
Compensation and benefits	480,770	386,001	846,982	912,775
Floor brokerage and clearing fees	58,713	54,020	113,793	103,533
Depreciation and amortization	22,326	18,383	44,576	35,414
Selling, general and other expenses	139,277	145,331	274,252	286,155
	701,086	603,735	1,279,603	1,337,877

Income before income taxes	$91,345	$85,568	$104,269	$281,938

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

The following provides a summary of net revenues by source included in our three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Equities	$228,702	$142,435	$432,228	$361,941
Fixed income	154,136	218,820	280,077	505,549
Total sales and trading	382,838	361,255	712,305	867,490
Investment banking:
Capital markets:
Equities	108,805	83,726	187,876	178,464
Debt	154,470	147,000	215,346	320,038
Advisory	140,787	100,423	272,835	246,967
Total investment banking	404,062	331,149	676,057	745,469
Other	5,531	(3,101)	(4,490)	6,856

Total net revenues	$792,431	$689,303	$1,383,872	$1,619,815

Net Revenues

The increase in net revenues for Jefferies second quarter of 2015 primarily reflects higher revenues in its investment banking business as a result of higher transaction volume and higher revenues in its equities business from increased customer activity, partially offset by lower revenues in its fixed income business due to the negative impact of market conditions. Investment banking revenues for the three month 2015 period were up compared to the same period in 2014 due to an increase in advisory revenues, as well as higher equity and debt capital markets revenues. Jefferies fixed income revenues for its second quarter of 2015 were down compared with the prior year quarter, primarily due to increased volatility in the treasury markets, credit spread tightening and expectations of future rate increases, which resulted in lower trading volume for its mortgages business, partially offset by solid performance from its corporate and U.S. and international rates business.  The wind-down of Jefferies Bache business also contributed to the decline in fixed income revenues. Jefferies second quarter 2015 revenues include an unrealized gain of $20.4 million from its investment in KCG Holdings, Inc. (“KCG”) compared with an unrealized gain of $7.6 million from its investment in KCG in the 2014 period.

The decrease in Jefferies net revenues for the six month 2015 period primarily reflects lower revenues in its investment banking and fixed income businesses primarily in the first quarter of 2015 as a result of fewer new issuances in leveraged finance capital markets and lower levels of trading activity due to challenging market conditions and global economic pressures, respectively. Investment banking revenues for the six month 2015 period were down compared with the comparable period in 2014, due to a decrease in debt capital markets revenues, partially offset by higher advisory and equity capital markets revenues. Overall, capital markets revenues decreased from the comparable period in 2014, primarily due to lower transaction volume in the leveraged finance capital markets. Fixed income revenues for the six month 2015 period were down compared with the comparable 2014 period, primarily due to tighter trading conditions across most core businesses, partially offset by solid performance from Jefferies international rates business. Results in the six month 2015 period reflect higher revenues in Jefferies equities business compared with the comparable period in 2014, which includes unrealized gains of $55.0 million from its investment in KCG compared with gains of $26.5 million in aggregate in the comparable period in 2014 from its investments in KCG and HRG Group, Inc. ("HRG").

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

Equities revenue for the three months ended June 30, 2015 and 2014 include unrealized gains of $20.4 million and $7.6 million, respectively, from Jefferies investment in KCG.

During the three month 2015 period, U.S. equity market conditions were characterized by a continual upward trend in U.S. stock prices, with economic data largely meeting expectations and the outlook for monetary policy remaining favorable. In the equity markets, the NASDAQ Composite Index increased. In Europe and Asia, the recovery remains gradual and economic developments vary across regions. The improved performance from Jefferies U.S. and Asia equity cash desks and electronic trading platform has contributed to the increase in commission revenues, as a result of increased trading volumes, and higher revenues from equity block trading. Net mark-to-market gains from certain equity holdings also contributed to equities results for the three month 2015 period. Equities revenues from the Jefferies Finance and LoanCore joint ventures increased during the three month 2015 period as compared to the prior year quarter due to an increase in loan closings and syndications by the ventures over the comparable period.

Equities revenue for the six month 2015 period increased primarily due to higher revenues from Jefferies electronic trading and equity options trading desks. The results for the six month 2015 period include unrealized gains of $55.0 million from Jefferies investment in KCG compared with gains of $26.5 million in aggregate in the comparable period in 2014 from its investments in KCG and HRG; as well as net overall gains from certain equity holdings as compared to the prior year six month period. Additionally, during the first quarter of 2014, Jefferies recognized a mark-to-market gain of $12.2 million in connection with its investment in CoreCommodity Management LLC.

Equities revenue from the LoanCore and Jefferies Finance joint ventures increased during the six month 2015 period as compared to the same period in 2014 due to higher loan closings and securitizations.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

The second quarter of 2015 was characterized by volatility in the treasury markets, fluctuating expectations as to future Federal Reserve interest rate increases and depressed oil prices impacting the credit markets in the energy sector. Weak global economic data and geopolitical concerns in the Middle East, the increasing risk of the Greek exit from the EU and economic uncertainty caused by volatility in currency and energy markets added uncertainty with respect to growth of the global economy.

During the second quarter of 2015, transaction volumes and revenues improved in Jefferies rates and investment grade corporates businesses as volatility caused attractive yields and new issuance interest.  However, that same volatility negatively impacted the municipal securities business as prices declined and the sector experienced overall net cash outflows. Jefferies mortgages business benefited from the expansion of its consumer loan finance activity but was also negatively impacted by market volatility as credit spreads tightened for these asset classes and expectations of future rate increases resulted in lower trading volumes and revenues. The uncertainty in the global economy coupled with lower energy prices put downward pressure on global high yield bonds, especially less liquid and higher yielding bonds. In addition, futures sales and trading revenues declined as Jefferies announced its exit from this business and is executing the wind down of this platform.

Fixed income revenue declined in the six month 2015 period compared with the same period in 2014 primarily due to tighter trading conditions across most core businesses, partially offset by increased revenues in its international rates business.

During the six month 2015 period, the fixed income markets were impacted at various points by geopolitical concerns in the Middle East, the potential of a Greece default, and economic uncertainty caused by volatility in currency and energy markets. Uncertainty as to the timing of potential interest rate increases by the Federal Reserve and extremely low rates globally drove investors to seek spread and yield primarily in more liquid investments. As a result, transaction volumes and revenue improved in Jefferies rates business for the six month 2015 period as compared to the prior year six month period. Although results improved in the latter part of the second quarter of 2015, Jefferies other fixed income business were negatively impacted by the uncertainty and market conditions as investors focused on liquidity resulting in overall lower trading revenues as compared to the six month 2014 period.

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

Investment banking revenue for the second quarter of 2015 increased compared to the same period in 2014 primarily due to a significant increase in advisory revenues, as well as higher equity and debt capital markets revenues, in both cases arising from an increase in both the number of transactions and the dollar value of transactions.

During the second quarter of 2015, Jefferies generated $108.8 million and $154.7 million in revenues from equity and debt capital raising activities, respectively. During that period, Jefferies completed 275 public and private debt financings that raised $68.5 billion in aggregate and completed 51 public equity and convertible offerings that raised $14.1 billion (48 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $140.8 million, including revenues from 37 merger and acquisition transactions with an aggregate transaction value of $30.3 billion.

During the second quarter of 2014, Jefferies generated $83.7 million and $147.0 million in revenues from equity and debt capital raising activities, respectively. During that period, Jefferies completed 268 public and private debt financings that raised $42.5 billion in aggregate and completed 43 public equity and convertible offerings that raised $12.6 billion (35 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $100.4 million, including revenues from 31 merger and acquisition transactions with an aggregate transaction value of $14.5 billion.

Investment banking review decreased for the six month 2015 period compared to the same period in 2014, reflecting a weaker first quarter of 2015, partially offset by a stronger second quarter of 2015. The decrease in capital markets revenue during the six month 2015 period compared to the same period in 2014 was primarily due to lower transaction volume in key segments of the leveraged finance market. Advisory revenues increased in the six month 2015 period due to higher transaction volume.

During the six month 2015 period, Jefferies generated $187.9 million and $215.5 million in revenues from equity and debt capital raising activities, respectively. During that period, Jefferies completed 507 public and private debt financings that raised $111.4 billion in aggregate and completed 98 public equity and convertible offerings that raised $21.6 billion (88 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $272.8 million, including revenues from 72 merger and acquisition transactions with an aggregate transaction value of $57.3 billion.

During the six month 2014 period, Jefferies generated $178.5 million and $320.0 million in revenues from equity and debt capital raising activities, respectively. During that period, Jefferies completed 512 public and private debt financings that raised $95.6 billion in aggregate and completed 83 public equity and convertible offerings that raised $24.0 billion (68 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $247.0 million, including revenues from 59 merger and acquisition transactions with an aggregate transaction value of $35.6 billion.

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $62.7 million and $143.5 million for the three and six month 2015 periods, respectively, and $53.1 million and $128.2 million for the three and six month 2014 periods, respectively.  In addition, compensation and benefits expense includes $3.4 million and $6.8 million for the three and six month 2015 periods, respectively, and $3.9 million and $7.5 million for the three and six month 2014 periods, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.

Compensation and benefits expense directly related to Jefferies Bache business was $34.5 million and $29.8 million for the three month 2015 and 2014 periods, respectively, and $58.5 million and $54.2 million for the six month 2015 and 2014 periods, respectively. Included within compensation and benefits expense for the Bache business for the three month 2015 period are severance, retention and related benefits costs of $20.0 million incurred as part of decisions surrounding the exit of this business. Jefferies anticipates that its exit activities will be substantially completed during the remainder of fiscal 2015 and estimates additional compensation-related exit costs of $22.4 million.

Compensation and benefits as a percentage of Net revenues was 60.7% and 61.2% for the three and six month 2015 periods, respectively, and 56.0% and 56.4% for the three and six month 2014 periods, respectively.

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

Floor brokerage and clearing expenses are reflective of the trading volumes in Jefferies equities trading businesses.  Technology and communications expense for the three month 2015 period includes $6.3 million in accelerated amortization expense related to capitalized software used by its Bache business.  Jefferies continues to incur legal and consulting fees as part of implementing various regulatory requirements.

Non-compensation expenses associated directly with the activities of the Bache business were $38.5 million and $36.6 million for the three month periods in 2015 and 2014, respectively. During the three month 2015 period, Jefferies incurred approximately $2.1 million in connection with its actions related to exiting the Bache business. Jefferies estimates that it will incur exit costs associated with the termination of various technology and other vendor contracts specifically pertaining to the Bache business as well as recognize incremental capitalized software amortization expense of approximately $26.2 million over the remainder of fiscal 2015 as it continues the wind-down of the Bache operations. Non-compensation expenses associated directly with the activities of the Bache business were $77.1 million and $68.4 million for the six month 2015 and 2014 periods, respectively.

National Beef

A summary of results of operations for National Beef for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$1,994,865	$2,009,093	$3,850,884	$3,896,471

Expenses:
Cost of sales	1,961,496	1,958,686	3,809,657	3,833,649
Compensation and benefits	8,869	10,460	17,495	21,159
Interest	4,148	3,803	8,386	6,913
Depreciation and amortization	22,081	21,195	43,868	41,955
Selling, general and other expenses	7,671	8,431	14,463	14,290
	2,004,265	2,002,575	3,893,869	3,917,966

Income (loss) before income taxes	$(9,400)	$6,518	$(42,985)	$(21,495)

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

Revenues in the three and six month 2015 periods decreased in comparison to the same periods in 2014, due primarily to lower sales volume, as fewer cattle were processed, partially offset by higher selling prices.  The change in cost of sales during the 2015 periods as compared to the 2014 periods primarily reflects higher cattle prices tempered by the lower volume.  As a result, gross margin was compressed and pre-tax results were adversely impacted.

National Beef recognized $4.0 million and $6.2 million, respectively, of costs in connection with closing the Brawley facility during the three and six months ended June 30, 2014. Of these amounts, during the three and six month 2014 periods, $2.1 million and $4.2 million, respectively, related to employee separation, which is included in Compensation and benefits in the table above, and the various other costs are included in Selling, general and other expenses in the table above. The change in selling, general and other expenses for the three and six month 2015 periods as compared to the same periods in 2014 also reflects increased advertising expenses.

Corporate and Other Results

A summary of results of operations for corporate and other for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$13,844	$19,519	$34,160	$33,203

Expenses:
Compensation and benefits	17,888	20,468	37,667	41,211
Depreciation and amortization	933	1,339	1,903	2,676
Selling, general and other expenses	(8,414)	8,476	1,411	21,170
	10,407	30,283	40,981	65,057

Income (loss) before income taxes and income
related to associated companies	3,437	(10,764)	(6,821)	(31,854)
Income related to associated companies	401	314	795	2,173
Pre-tax income (loss) from continuing operations	$3,838	$(10,450)	$(6,026)	$(29,681)

Net revenues include net realized securities gains of $9.1 million and $24.2 million for the three and six months ended June 30, 2015, in comparison to $12.3 million and $17.1 million for the same periods in 2014. Net revenues also include interest income of $2.8 million and $7.6 million for the three and six months ended June 30, 2015, versus $6.2 million and $12.2 million for the three and six months ended June 30, 2014.

Compensation and benefits includes accrued estimated incentive bonus expense of $5.6 million and $11.1 million for the three and six months ended June 30, 2015, in comparison to $6.4 million and $13.6 million for the same periods in 2014. Share-based compensation expense was $5.6 million and $11.9 million for the three and six months ended June 30, 2015, and $6.5 million and $12.8 million for the three and six months ended June 30, 2014.

Selling, general and other expenses for the three and six month 2015 periods reflect a reduction of $20.1 million in insurance payments covering previously expensed legal fees.

Income related to associated companies is comprised by our share of various investee’s underlying net income or loss, none of which is significant during the three and six months ended June 30, 2015 and 2014.

Other Financial Services Businesses

A summary of results for other financial services businesses for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$(105,716)	$14,104	$612,268	$19,928

Expenses:
Compensation and benefits	3,503	2,290	13,681	4,919
Interest	1,618	706	2,937	995
Depreciation and amortization	1,541	1,438	3,363	1,499
Selling, general and other expenses	4,085	4,790	28,018	6,453
	10,747	9,224	47,999	13,866

Income (loss) before income taxes and income
related to associated companies	(116,463)	4,880	564,269	6,062
Income related to associated companies	18,779	25,294	49,024	38,546
Pre-tax income (loss) from continuing operations	$(97,684)	$30,174	$613,293	$44,608

Our other financial services businesses include the consolidated results of certain Leucadia Asset Management fund managers, the returns on our investments in these funds, our investment in FXCM and our share of the income of Berkadia and HomeFed.

As more fully discussed in Note 3 to our consolidated financial statements, in January 2015, we entered into a credit agreement with FXCM Inc., for a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  We are accounting for our loan and rights at fair value.  We recognized with respect to our investment in FXCM, a loss of $112.1 million during the three months and a gain of $574.5 million during the six months ended June 30, 2015.  We engaged an independent valuation firm to assist management in estimating the fair value of our loan and rights in FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.  The valuation is most significantly impacted by the inputs and assumptions related to the publicly traded stock price and volatility.  A $0.20 change in the price of FXCM’s shares alone (representing about 14% of the price at June 30, 2015), would result in a change of about $36 million in this valuation, assuming no change in any other factors we considered.  Likewise, a 10% change in the assumed volatility would result in a change of about $27 million in this valuation, assuming no other change in any other factors.  As we adjust to fair value each quarter, we anticipate volatility in the FXCM valuation, which could materially impact our results in a given period.

Selling, general and other expenses for the six months ended June 30, 2015 include $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM, and which Jefferies recognized in net revenues during the first quarter.  These intercompany fees have been eliminated in our consolidated results.

Leucadia Asset Management generated a loss of $1.5 million and revenues of $23.3 million for the three and six months ended June 30, 2015, in comparison to revenues of $10.3 million and $14.3 million for the same periods in 2014. Pre-tax results were a loss of $3.8 million for the three months and a gain of $19.1 million for the six months ended June 30, 2015. Pre-tax income was $6.3 million and $7.4 million for the three and six months ended June 30, 2014.

Income related to Berkadia was $19.7 million and $52.1 million for the three and six months ended June 30, 2015, and $24.4 million and $38.4 million for the same periods in 2014. Our share of HomeFed’s results was not significant during these periods.

Other Merchant Banking Businesses

A summary of results for other merchant banking businesses for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$144,039	$119,944	$163,962	$225,070

Expenses:
Cost of sales	88,871	82,645	162,933	153,357
Compensation and benefits	6,257	4,944	12,314	9,936
Interest	595	269	1,187	269
Depreciation and amortization	8,359	2,288	13,970	4,586
Selling, general and other expenses	13,910	9,060	26,368	22,396
	117,992	99,206	216,772	190,544

Income (loss) before income taxes and income
related to associated companies	26,047	20,738	(52,810)	34,526
Income related to associated companies	10,627	9,737	20,439	14,662
Pre-tax income (loss) from continuing operations	$36,674	$30,475	$(32,371)	$49,188

Our other merchant banking operations reflect the results of a variety of other businesses including manufacturing and our oil and gas exploration and development businesses, which were begun during the first half of 2014.  Other operations also include our real estate operations, substantially all of which were sold to HomeFed during March 2014 in exchange for HomeFed common shares.

Net revenues include principal transactions related to unrealized gains (losses) of $24.2 million and $19.6 million for the three months ended June 30, 2015 and 2014, and $(54.1) million and $32.2 million for the six months ended June 30, 2015 and 2014 from the change in value of our investment in HRG, which is classified as a trading asset for which the fair value option was elected.

Net revenues for manufacturing were $105.6 million and $97.3 million for the three months ended June 30, 2015 and 2014, and $191.8 million and $182.6 million for the six months ended June 30, 2015 and 2014.  Net revenues for our oil and gas exploration and production businesses were $12.7 million and $1.8 million for the three months ended June 30, 2015 and 2014, and $22.7 million and $1.8 million for the six months ended June 30, 2015 and 2014.  Net revenues for real estate were $6.4 million for the six month 2014 period.

Depreciation and amortization expenses for manufacturing were $0.5 million and $1.1 million, for the three months ended June 30, 2015 and 2014, and $1.7 million and $2.2 million for the six months ended June 30, 2015 and 2014.  Depreciation and amortization expenses for our oil and gas exploration and development businesses were $7.0 million and $10.5 million for the three and six months ended June 30, 2015, and were not significant for the 2014 periods.  Depreciation and amortization expenses for real estate were $1.8 million for the six month 2014 period.

Selling, general and other expenses for manufacturing were $2.2 million and $2.0 million for the three months ended June 30, 2015 and 2014, and $4.2 million and $3.7 million for the six months ended June 30, 2015 and 2014.  Selling, general and other expenses for our oil and gas exploration and development businesses were $7.5 million and $2.2 million for the three months ended June 30, 2015 and 2014, and $12.5 million and $4.1 million for the six months ended June 30, 2015 and 2014.  Selling, general and other expenses for real estate were $5.6 million for the six month 2014 period.

Pre-tax profits for manufacturing were $8.7 million and $6.9 million for the three months ended June 30, 2015 and 2014, and $12.4 million and $14.3 million for the six months ended June 30, 2015 and 2014.  Pre-tax losses for the oil and gas exploration and development businesses were $2.7 million for the three month 2015 period and were not significant for the three month 2014 period; and were $2.3 million and $2.0 million for the six month 2015 and 2014 periods. Pre-tax losses for the Oregon LNG project were $1.8 million and $1.5 million for the three months ended June 30, 2015 and 2014, and $3.8 million and $3.9 million for the six months ended June 30, 2015 and 2014.  Pre-tax results for the real estate businesses were not significant.

Income related to associated companies primarily relates to our investments in Linkem and Garcadia. Losses related to Linkem were $4.4 million and $4.7 million for the three months ended June 30, 2015 and 2014, and $9.1 million and $10.6 million for the six months ended June 30, 2015 and 2014.  Income related to Garcadia was $15.9 million and $14.0 million for the three months ended June 30, 2015 and 2014, and $31.1 million and $25.3 million for the six months ended June 30, 2015 and 2014.

Income Taxes

We recorded an income tax benefit of $14.6 million for the three months ended June 30, 2015, and an income tax expense of $47.7 million for the same period during 2014. During the second quarter of 2015, we recorded a benefit of $12.8 million related to certain state and local net operating loss carryforwards which we now believe are more likely than not to be realized in the future, a significant portion of which results from recently enacted state and local tax law changes. For the six months ended June 30, 2015 and 2014, our provisions for income taxes were $198.1 million and $104.0 million, representing an effective tax rate of about 34% and 38%.

Discontinued Operations

Our loss from discontinued operations, net of income tax, totaled $4.2 million and $13.1 million in the three and six months ended June 30, 2014, and consisted primarily of $7.3 million and $18.6 million of losses related to our Lake Charles clean energy project, offset by income of about $3.1 million and $5.9 million from Premier.

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

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, and investments in managed funds.  Together these total $1.4 billion at June 30, 2015, with the largest portion comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt and corporate overhead expenses. In addition, $458.6 million principal amount of the parent company's debt is due in September 2015. Of the parent company's debt ($1,458.6 million principal outstanding as of June 30, 2015), the remaining principal is due in 2023 ($750.0 million) and 2043 ($250.0 million).

Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.

As of June 30, 2015, we own approximately 46.6 million common shares of HRG, representing approximately 23% of its outstanding common shares, which are accounted for under the fair value option.  The shares were acquired at an aggregate cost of $475.6 million, are classified as Trading Assets and carried at fair value of $605.8 million at June 30, 2015.  In addition, we currently have two directors on HRG’s board, one of which serves as its Chairman.  We have agreed not to increase our interest in HRG above 27.5% through March 17, 2016.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); during the first quarter of 2015, we invested $400 million in Folger Hill’s funds.  This investment is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  We also committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses; as of June 30, 2015, $6.2 million has been provided.

During the first quarter of 2015, we invested $279.0 million in FXCM, structured as a two-year term loan and rights to receive a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, as more fully discussed in Note 3 to our consolidated financial statements.  We received $94.5 million of principal, interest and fees from FXCM during the six months ended June 30, 2015.

During the second quarter of 2015, we paid $72.4 million (which was previously accrued) in connection with a legal settlement.

During the six months ended June 30, 2015, we paid two quarterly dividends of $0.0625 per share which aggregated $46.5 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At June 30, 2015, we had outstanding 366,615,987 common shares and 13,548,000 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 380,163,987 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase to 25,000,000.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of June 30, 2015, we are authorized to repurchase 24,295,194 common shares.

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles in the future, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.  These thresholds and calculations of the actual ratios and percentages are detailed below at June 30, 2015 (dollars in thousands):

Total equity	$10,655,012
Less, investment in Jefferies	(5,532,982)
Equity excluding Jefferies	5,122,030
Less, our two largest investments:
National Beef	(766,245)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,880,185
Less, net deferred tax asset excluding Jefferies amount	(1,151,586)
Equity in a stressed scenario less net deferred tax asset	$2,728,599
Balance sheet amounts:
Available liquidity	$1,377,836
Parent company debt (see Note 14 to our
consolidated financial statements)	$1,446,534
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.37	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.53	x
Liquidity reserve:
Minimum	$953,000
Actual	$1,377,836

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

Jefferies LLC (Jefferies U.S. futures commission merchant) and Jefferies Bache Limited (Jefferies U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades.  Jefferies LLC (a U.S. broker-dealer), under SEC Rule 15c3-3 and under CFTC Regulation 1.25, is required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of their clients.  Jefferies is required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity.  Similar requirements exist under the U.K. Financial Conduct Authority’s Client Money Rules with respect to Jefferies European-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer).  Customer funds received are required to be separately segregated and held by them as statutory trustee for their customers.  If Jefferies rehypothecates customer securities, that activity is conducted only to finance customer activity.  Additionally, Jefferies does not lend customer cash to counterparties to conduct securities financing activity (i.e., Jefferies does not lend customer cash to reverse in securities).  Further, Jefferies has no customer loan activity in Jefferies International Limited and does not have any European prime brokerage operations.  In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of operations.  Jefferies does not transfer U.S. customer assets to its U.K. entities.

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

Of Jefferies total trading assets, approximately 74.3% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At June 30, 2015, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2.6% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Securities purchased under agreements to resell:
Period end	$3,785	$3,927
Month end average	5,709	5,788
Maximum month end	7,577	8,081

Securities sold under agreements to repurchase:
Period end	$11,128	$10,672
Month end average	13,593	13,291
Maximum month end	16,340	16,586

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	June 30, 2015	Average Balance Second Quarter 2015 (1)	December 31, 2014
Cash and cash equivalents:
Cash in banks	$802,419	$605,921	$1,083,605
Certificate of deposit	75,000	75,000	75,000
Money market investments	2,411,339	1,451,017	2,921,363

Total cash and cash equivalents	3,288,758	2,131,938	4,079,968

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,135,547	965,566	1,056,766
Other (3)	526,653	665,743	363,713

Total other sources	1,662,200	1,631,309	1,420,479

Total cash and cash equivalents and other liquidity sources	$4,950,958	$3,763,247	$5,500,447

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 74.3% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	June 30, 2015		December 31, 2014
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,639,204	$361,449	$2,191,288	$297,628
Corporate debt securities	2,195,026	26,159	2,583,779	11,389
U.S. Government, agency and municipal securities	3,382,186	500,804	3,124,780	250,278
Other sovereign obligations	2,191,529	887,492	2,671,807	877,366
Agency mortgage-backed securities (1)	3,551,739	—	3,395,771	—
Physical commodities	45,192	—	62,234	—

	$14,004,876	$1,775,904	$14,029,659	$1,436,661

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

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 75.3% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.  A significant portion of Jefferies financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $653.5 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at June 30, 2015.  Of the $653.5 million aggregate notes, $40.0 million matures in March 2016, $200.0 million matures in July 2016, $80.0 million in August 2016, $60.0 million in December 2016, and $60.0 million in May 2017, all bearing interest at a spread over one month LIBOR.  The remaining $213.5 million matures in January 2016, and bears interest at a spread over three month LIBOR.  $380.0 million of the $653.5 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of June 30, 2015, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $362.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings for Jefferies for the three and six month 2015 periods were $77.0 million and $58.2 million, respectively.

During the second quarter of 2015, Jefferies LLC entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon under which, the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for additional six months upon request. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at June 30, 2015 is $6.2 billion, which excludes $200.0 million of outstanding borrowings under a long-term revolving Credit Facility.  Jefferies long-term debt has a weighted average maturity of approximately 8 years, excluding the Jefferies Credit Facility.  Jefferies next scheduled maturity is the $500.0 million principal amount of 3.875% Senior Notes that mature in November 2015.

The Jefferies Credit Facility is a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $750.0 million, with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement.  The borrowers under the facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC.  On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC.  Jefferies LLC is the surviving entity, and therefore, is a borrower under the Credit Facility.  Interest is based on, in the case of U.S. dollar borrowings, either the Federal funds rate or the London Interbank Offered Rate, or in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of its subsidiaries, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain of its subsidiaries to maintain specified levels of regulated capital.  Jefferies is currently in compliance with the facility.  Jefferies expects to terminate this Credit Facility in the third quarter of 2015, due to the exiting of the Bache business. For further information with respect to Jefferies use of the Credit Facility, see Note 27 in our consolidated financial statements.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $58.0 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$998,320	$913,625
Jefferies Execution	7,800	7,550

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are regulated by the Financial Conduct Authority in the U.K.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  Jefferies expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products LLC and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.

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

Net cash of $1,693.9 million and $1,112.2 million was used for operating activities in the six months ended June 30, 2015 and 2014.  Jefferies used funds of $1,229.9 million and $365.6 million during the 2015 and 2014 periods.  National Beef generated funds of $14.1 million during the 2015 period and used funds of $72.5 million during the 2014 period; manufacturing generated funds of $4.3 million and $5.0 million during the 2015 and 2014 periods; and discontinued operations used funds of $3.2 million and $28.1 million in 2015 and 2014.  During 2015 and 2014, net cash of $325.0 million and $307.5 million was used to make additional investments in the Leucadia asset management platform and, in 2014, $253.0 million was used to acquire our investment in HRG, both of which are classified as a use of cash for operating activities. Additionally, during 2015, $72.4 million was paid in connection with a legal settlement. During 2015, distributions from associated companies principally were received from Berkadia ($49.5 million), Garcadia ($27.4 million) and Jefferies associated companies ($58.4 million).  During 2014, distributions from associated companies principally were received from Berkadia ($19.4 million), Garcadia ($20.3 million) and Jefferies associated companies ($41.3 million).

Net cash of $410.4 million and $726.5 million was provided by investing activities in the six month 2015 and 2014 periods.  Acquisitions of property, equipment and leasehold improvements, and other assets include amounts primarily related to Jefferies ($32.4 million and $61.1 million in 2015 and 2014); National Beef ($21.0 million and $28.5 million in 2015 and 2014); other financial services businesses ($23.4 million and $6.2 million in 2015 and 2014); other merchant banking businesses, primarily oil and gas exploration and development businesses, ($53.4 million and $60.7 million in 2015 and 2014); corporate ($7.6 million in 2015); and discontinued operations ($10.2 million in 2014).  Advances on notes, loans and other receivables in 2015 include the investment in FXCM ($279.0 million). Collections on notes, loans and other receivables primarily relates to FXCM. Loans to and investments in associated companies includes Golden Queen ($12.5 million, including $.4 million contributed from the noncontrolling interest), Linkem ($6.9 million) and Jefferies associated companies ($916.1 million) for 2015, and Garcadia ($4.7 million) and Jefferies associated companies ($941.7 million) for 2014.  Capital distributions and loan repayment from associated companies includes Jefferies associated companies ($934.3 million and $1,131.7 million in 2015 and 2014, respectively) and Garcadia ($2.4 million and $3.3 million in 2015 and 2014, respectively).

Net cash of $500.1 million and $659.9 million was provided by financing activities in the six months ended June 30, 2015 and 2014.  During 2015, issuance of debt primarily reflects increases in Jefferies debt ($30.0 million), borrowings by National Beef under its bank credit facility ($34.9 million), borrowings by the other financial services businesses ($84.9 million) and borrowings by the other merchant banking businesses ($5.7 million).  During 2014, issuance of debt primarily reflects increases in Jefferies debt ($681.2 million), borrowings by National Beef under its bank credit facility ($106.3 million), borrowings by the other financial services businesses ($61.4 million) and borrowings by the other merchant banking businesses ($60.8 million).  Reduction of debt for 2015 includes $20.9 million related to National Beef’s debt, $93.9 million related to other financial services businesses’ debt and $3.8 million related to other merchant banking businesses’ debt.  Reduction of debt for 2014 includes $13.6 million related to National Beef’s debt, $135.0 million related to Jefferies debt and $19.2 million related to other financial services businesses’ debt.  Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile and if unsuccessful could reduce the value of our common shares; economic downturns, including a downgrade of the U.S. credit rating or a recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to replace Walmart’s consumer-ready business; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; risks of loss relating to our oil and gas exploration and development investments; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; uncertainties in HRG’s business and operations; uncertainties relating to FXCM’s revenue and profitability; volatility in the value of our investment in FXCM; revenue from new and used car sales at dealerships; investment in illiquid securities subject to standstill or otherwise restricted agreements; the failure of our technology systems and vulnerability to unauthorized access, computer hacking or computer viruses; our ability to pay dividends; transfer restrictions on our common shares; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation under the Dodd-Frank Act on Jefferies; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; and liability associated with legal proceedings.  For additional information, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K (our “2014 10-K”) and Part II, Item 1A. Risk Factors contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, incorporated herein by reference.

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

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $605.8 million at June 30, 2015.  Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $61 million.

In addition, as more fully discussed elsewhere in this Report, we have an investment in FXCM consisting of a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  We are accounting for this investment at fair value, which is included within Trading assets at fair value of $759.0 million at June 30, 2015.  Our market risk with respect to our investment in FXCM primarily relates to our rights; changes to the significant input with respect to our loan did not have a significant impact on the risk of loss.  The market risks surrounding our FXCM rights are primarily related to FXCM’s underlying common stock price and its volatility.  Assuming a decline of $0.20 (approximately 14%) in FXCM’s market price, as of June 30, 2015, the value of our FXCM rights would decrease by approximately $36 million, assuming no change in any other factors.  Likewise, assuming an increase in the observed volatility of FXCM by 10%, the value of our FXCM rights would decrease by approximately $27 million, assuming no other change in any other factors.

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

(In millions) Risk Categories	VaR at May 31, 2015	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended May 31, 2015			VaR at February 28, 2015	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended February 28, 2015
		Average	High	Low		Average	High	Low
Interest Rates	$6.31	$6.19	$8.06	$4.88	$5.23	$5.60	$7.37	$4.19
Equity Prices	10.85	9.98	12.22	6.94	11.10	11.40	13.61	9.16
Currency Rates	0.27	0.28	0.81	0.12	0.34	0.70	3.32	0.27
Commodity Prices	0.26	0.32	0.81	0.10	0.56	0.35	0.69	0.11
Diversification Effect (2)	(2.57)	(3.97)	N/A	N/A	(5.38)	(4.78)	N/A	N/A
Firmwide	$15.12	$12.80	$15.98	$10.18	$11.85	$13.27	$17.31	$10.10

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

Average daily VaR decreased to $12.80 million for the three months ended May 31, 2015 from $13.27 million for the three months ended February 28, 2015.  The decrease was primarily driven by lower volatility from Jefferies investment in KCG, partially offset by a reduction in the diversification benefit.  Excluding the investment in KCG, average VaR increased to $9.86 million for the three months ended May 31, 2015 from $9.29 million in the three months ended February 28, 2015.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended May 31, 2015, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of or the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2015 (in thousands):

10% Sensitivity

Private investments	$30,059
Corporate debt securities in default	13,863
Trade claims	1,080

Excluding trading losses associated with the daily marking to market of the investment in KCG, there were five days with trading losses out of a total of 63 trading days in the three months ended May 31, 2015. Including these losses, there were ten days with trading losses.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables and related disclosures below are for amounts included in our Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
AAA Range	$—	$—	$1.6	$1.9	$—	$—	$1.6	$1.9	$2,411.4	$2,921.4	$2,413.0	$2,923.3
AA Range	1.0	2.7	156.6	134.6	8.2	7.1	165.8	144.4	43.0	412.9	208.8	557.3
A Range	1.7	7.6	692.2	586.9	57.4	218.1	751.3	812.6	800.2	731.3	1,551.5	1,543.9
BBB Range	93.8	132.3	68.6	73.6	28.8	34.8	191.2	240.7	25.6	2.8	216.8	243.5
BB or Lower	179.9	189.9	89.4	127.9	28.7	45.2	298.0	363.0	—	—	298.0	363.0
Unrated	136.2	139.6	—	—	—	—	136.2	139.6	8.6	11.5	144.8	151.1
Total	$412.6	$472.1	$1,008.4	$924.9	$123.1	$305.2	$1,544.1	$1,702.2	$3,288.8	$4,079.9	$4,832.9	$5,782.1

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Asia/Latin America/Other	$47.4	$48.8	$37.4	$55.7	$24.5	$24.6	$109.3	$129.1	$153.3	$221.0	$262.6	$350.1
Europe	—	8.5	245.3	218.2	32.2	76.1	277.5	302.8	213.2	617.5	490.7	920.3
North America	365.2	414.8	725.7	651.0	66.4	204.5	1,157.3	1,270.3	2,922.3	3,241.4	4,079.6	4,511.7
Total	$412.6	$472.1	$1,008.4	$924.9	$123.1	$305.2	$1,544.1	$1,702.2	$3,288.8	$4,079.9	$4,832.9	$5,782.1

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Asset Managers	$—	$—	$119.8	$91.8	$—	$—	$119.8	$91.8	$2,411.4	$2,921.4	$2,531.2	$3,013.2
Banks, Broker-dealers	0.7	10.7	514.0	482.2	81.3	251.4	596.0	744.3	877.4	1,158.5	1,473.4	1,902.8
Commodities	—	—	39.6	59.9	22.2	24.8	61.8	84.7	—	—	61.8	84.7
Other	411.9	461.4	335.0	291.0	19.6	29.0	766.5	781.4	—	—	766.5	781.4
Total	$412.6	$472.1	$1,008.4	$924.9	$123.1	$305.2	$1,544.1	$1,702.2	$3,288.8	$4,079.9	$4,832.9	$5,782.1

For additional information regarding credit exposure to OTC derivative contracts, see Note 4 in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$523.6	$(179.4)	$19.4	$—	$107.8	$—	$41.3	$471.4	$512.7
Netherlands	526.2	(105.7)	(1.6)	—	25.1	—	—	444.0	444.0
Great Britain	534.2	(219.5)	(36.7)	—	44.0	19.1	96.1	341.1	437.2
Italy	1,112.4	(1,116.7)	368.5	—	0.1	0.1	—	364.4	364.4
Canada	141.0	(57.9)	(43.3)	—	127.2	20.2	3.0	187.2	190.2
Switzerland	124.6	(5.0)	3.3	—	50.9	6.0	3.1	179.8	182.9
Spain	491.7	(392.8)	—	—	—	—	25.0	98.9	123.9
Puerto Rico	109.0	—	—	—	—	0.6	—	109.6	109.6
Ireland	195.7	(95.9)	0.7	—	—	—	—	100.5	100.5
Hong Kong	22.6	(13.9)	(1.8)	—	0.1	—	77.8	7.0	84.8
Total	$3,781.0	$(2,186.8)	$308.5	$—	$355.2	$46.0	$246.3	$2,303.9	$2,550.2

	December 31, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
Great Britain	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3

As reflected above, our issuer and counterparty risk exposure to Puerto Rico was $109.6 million, which is in connection with our municipal securities market making activities. In June 2015, the government of Puerto Rico sought to restructure its municipal debt given concerns regarding the level of its debt service payments. In addition, during the second quarter of 2015 and subsequently, developments in Greece have led to renewed concerns about its economic and financial stability.  At May 31, 2015, we had no net current counterparty credit exposure to Greece, and net issuer exposure from traded securities totaled $8.0 million.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 21, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended June 30, 2015:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	66,681	$22.84	—	24,295,194
May 1, 2015 to May 31, 2015	2,873	$23.81	—	24,295,194
June 1, 2015 to June 30, 2015	72,020	$24.37	—	24,295,194
Total	141,574		—

(1)Includes an aggregate of 141,574 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans. In addition, includes 1,790 shares received from a former director to exercise stock options. These shares were valued at the market price at the date of the option exercise.
(2)In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: August 5, 2015	By:	/s/ Barbara L. Lowenthal
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference.