Form 10-Q
period 2015-09-30
LEUCADIA NATIONAL CORP
filed 2015-11-05
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
YES            _____  NO            X

The number of shares outstanding of each of the issuer’s classes of common stock at October 22, 2015 was 362,338,029.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2015 and December 31, 2014
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$3,559,301	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	904,009	3,444,674
Financial instruments owned, including securities pledged of $14,151,752 and $14,794,488:
Trading assets, at fair value	20,494,447	19,612,490
Available for sale securities	292,450	1,608,769
Total financial instruments owned	20,786,897	21,221,259
Investments in managed funds	604,831	281,470
Loans to and investments in associated companies	1,703,746	1,712,568
Securities borrowed	7,702,853	6,853,103
Securities purchased under agreements to resell	4,273,682	3,926,858
Securities received as collateral	—	5,418
Receivables	4,286,520	3,934,825
Property, equipment and leasehold improvements, net	716,906	726,376
Intangible assets, net and goodwill	2,667,870	2,720,763
Deferred tax asset, net	1,622,790	1,712,535
Other assets	1,684,333	1,807,284
Total	$50,513,738	$52,623,908

LIABILITIES
Short-term borrowings	$12,000	$12,000
Trading liabilities, at fair value	9,513,210	8,904,592
Securities loaned	3,645,195	2,598,487
Securities sold under agreements to repurchase	10,840,877	10,672,157
Other secured financings	970,412	705,126
Obligation to return securities received as collateral	—	5,418
Payables, expense accruals and other liabilities	6,945,182	10,516,491
Long-term debt	7,856,749	8,527,929
Total liabilities	39,783,625	41,942,200

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	179,061	186,686
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 362,286,341 and 367,498,615 shares issued and outstanding, after deducting 53,661,877 and 48,447,573 shares held in treasury	362,286	367,499
Additional paid-in capital	5,006,504	5,059,508
Accumulated other comprehensive income	415,855	447,082
Retained earnings	4,580,831	4,428,069
Total Leucadia National Corporation shareholders’ equity	10,365,476	10,302,158
Noncontrolling interests	60,576	67,864
Total equity	10,426,052	10,370,022

Total	$50,513,738	$52,623,908

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2015	2014	2015	2014
Revenues:
Beef processing services	$1,863,040	$1,983,058	$5,709,835	$5,872,424
Commissions	172,284	159,085	512,714	488,526
Principal transactions	(253,145)	160,345	548,328	617,133
Investment banking	389,820	465,192	1,044,877	1,210,661
Interest income	238,468	257,124	724,782	805,796
Net realized securities gains	236	3,848	24,418	20,903
Other	155,320	185,012	432,713	435,040
Total revenues	2,566,023	3,213,664	8,997,667	9,450,483
Interest expense	199,927	210,021	607,425	652,353
Net revenues	2,366,096	3,003,643	8,390,242	8,798,130

Expenses:
Cost of sales	1,937,288	2,001,779	5,909,878	5,988,785
Compensation and benefits	375,495	516,635	1,303,634	1,506,635
Floor brokerage and clearing fees	45,307	56,030	159,100	159,673
Interest	28,949	29,499	90,069	87,219
Depreciation and amortization	58,466	46,464	166,146	132,594
Selling, general and other expenses	217,019	263,994	540,531	614,348
	2,662,524	2,914,401	8,169,358	8,489,254
Income (loss) from continuing operations before income taxes and income related to associated companies	(296,428)	89,242	220,884	308,876
Income related to associated companies	24,243	28,917	94,501	84,298
Income (loss) from continuing operations before income taxes	(272,185)	118,159	315,385	393,174
Income tax provision (benefit)	(90,273)	59,906	107,834	163,885
Income (loss) from continuing operations	(181,912)	58,253	207,551	229,289
Income (loss) from discontinued operations, net of income tax (benefit) of $231, $(3,057), $231 and $(10,137)	429	(5,676)	429	(18,825)
Gain on disposal of discontinued operations, net of income tax provision of $700, $4,407, $700 and $4,407	1,300	7,685	1,300	8,185
Net income (loss)	(180,183)	60,262	209,280	218,649
Net (income) loss attributable to the noncontrolling interests	1,238	1,058	1,828	(567)
Net (income) loss attributable to the redeemable noncontrolling interests	6,788	(5,625)	15,931	(966)
Preferred stock dividends	(1,016)	(1,016)	(3,047)	(3,047)

Net income (loss) attributable to Leucadia National Corporation common shareholders	$(173,173)	$54,679	$223,992	$214,069

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(0.47)	$0.14	$0.59	$0.59
Gain (loss) from discontinued operations	—	(0.02)	—	(0.05)
Gain on disposal of discontinued operations	—	0.02	—	0.02
Net income (loss)	$(0.47)	$0.14	$0.59	$0.56

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(0.47)	$0.14	$0.59	$0.59
Gain (loss) from discontinued operations	—	(0.02)	—	(0.05)
Gain on disposal of discontinued operations	—	0.02	—	0.02
Net income (loss)	$(0.47)	$0.14	$0.59	$0.56

Amounts attributable to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations, net of taxes	$(174,902)	$52,745	$222,263	$224,761
Gain (loss) from discontinued operations, net of taxes	429	(5,751)	429	(18,877)
Gain on disposal of discontinued operations, net of taxes	1,300	7,685	1,300	8,185
Net income (loss)	$(173,173)	$54,679	$223,992	$214,069

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2015	2014	2015	2014

Net income (loss)	$(180,183)	$60,262	$209,280	$218,649
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(5,486), $(6,014), $(3,850) and $(4,380)	(9,884)	(10,832)	(6,936)	(7,889)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $198, $860, $5,230 and $(578)	(355)	(1,549)	(9,419)	1,041
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(5,684), $(6,874), $(9,080) and $(3,802)	(10,239)	(12,381)	(16,355)	(6,848)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $96, $(4,335), $(3,900) and $(4,392)	(228)	(16,553)	(18,644)	(13)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $149, $0 and $149	—	(267)	—	(267)
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $96, $(4,484), $(3,900) and $(4,541)	(228)	(16,820)	(18,644)	(280)

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $0, $221, $0 and $34	—	399	—	61
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized derivative gains (losses), net of income tax provision (benefit) of $0, $221, $0 and $34	—	399	—	61

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(653), $(422), $(1,959) and $(1,266)	1,258	760	3,772	2,280
Net change in pension liability, net of income tax provision (benefit) of $653, $422, $1,959 and $1,266	1,258	760	3,772	2,280

Other comprehensive income (loss), net of income taxes	(9,209)	(28,042)	(31,227)	(4,787)

Comprehensive income (loss)	(189,392)	32,220	178,053	213,862
Comprehensive (income) loss attributable to the noncontrolling interests	1,238	1,058	1,828	(567)
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	6,788	(5,625)	15,931	(966)
Preferred stock dividends	(1,016)	(1,016)	(3,047)	(3,047)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$(182,382)	$26,637	$192,765	$209,282

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014
Net cash flows from operating activities:
Net income	$209,280	$218,649
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	101,476	124,099
Depreciation and amortization of property, equipment and leasehold improvements	120,705	92,189
Other amortization	8,309	3,956
Share-based compensation	71,852	87,493
Provision for doubtful accounts	18,626	10,131
Net securities gains	(24,418)	(20,903)
Income related to associated companies	(182,192)	(157,937)
Distributions from associated companies	185,369	130,930
Net (gains) losses related to property and equipment, and other assets	6,667	(29,584)
Gain on disposal of discontinued operations	(2,000)	(12,592)
Change in estimated litigation reserve	(96,500)	—
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,538,334	316,049
Trading assets	(795,615)	(2,781,472)
Investments in managed funds	(296,453)	(82,776)
Securities borrowed	(852,183)	(908,113)
Securities purchased under agreements to resell	(351,875)	(820,235)
Receivables from brokers, dealers and clearing organizations	97,622	(298,153)
Receivables from customers of securities operations	(57,661)	(612,457)
Other receivables	(157,478)	(102,453)
Other assets	(69,354)	(139,909)
Trading liabilities	644,008	2,634,241
Securities loaned	1,049,172	(40,086)
Securities sold under agreements to repurchase	176,960	(252,215)
Payables to brokers, dealers and clearing organizations	192,867	638,448
Payables to customers of securities operations	(3,454,703)	730,493
Trade payables, expense accruals and other liabilities	(200,390)	40,912
Other	(60,693)	(32,979)
Net cash used for operating activities	(1,180,268)	(1,264,274)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(212,589)	(470,781)
Proceeds from disposals of property and equipment, and other assets	10,806	49,628
Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold	—	223,373
Acquisitions, net of cash acquired	—	(59,378)
Cash paid and cash of real estate operations sold to HomeFed Corporation	—	(19,730)
Advances on notes, loans and other receivables	(283,000)	(8,500)
Collections on notes, loans and other receivables	134,556	19,240
Loans to and investments in associated companies	(1,134,067)	(1,320,588)
Capital distributions and loan repayment from associated companies	1,123,480	1,301,118
Deconsolidation of asset management entities	(16,512)	(207,965)
Purchases of investments (other than short-term)	(806,023)	(1,473,934)
Proceeds from maturities of investments	324,415	920,949
Proceeds from sales of investments	1,800,227	1,542,798
Other	2,541	6,212
Net cash provided by investing activities	943,834	502,442

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$215,175	$1,001,510
Change in short-term borrowings	—	80,000
Reduction of debt	(770,671)	(394,985)
Net proceeds from other secured financings	265,286	494,627
Issuance of common shares	1,031	1,295
Net distributions to redeemable noncontrolling interests	—	(2,765)
Distributions to noncontrolling interests	—	(2,152)
Contributions from noncontrolling interests	1,530	44,557
Purchase of common shares for treasury	(121,619)	(54,190)
Dividends paid	(69,655)	(69,785)
Other	385	1,640
Net cash provided by (used for) financing activities	(478,538)	1,099,752

Effect of foreign exchange rate changes on cash	(2,502)	2,363

Net increase (decrease) in cash and cash equivalents	(717,474)	340,283

Cash and cash equivalents at January 1, including cash classified as assets of discontinued operations	4,276,775	3,907,595

Cash and cash equivalents at September 30, including cash classified as assets of discontinued operations	$3,559,301	$4,247,878

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$706,472	$833,594
Income tax payments (refunds), net	$5,388	$5,475

Non-cash financing activities:
Issuance of common shares for debt conversion	$—	$97,546
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2015 and 2014
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2014	$364,541	$4,881,031	$538,050	$4,318,840	$10,102,462	$70,591	$10,173,053
Net income				214,069	214,069	567	214,636
Other comprehensive loss, net of taxes			(4,787)		(4,787)		(4,787)
Contributions from noncontrolling interests					—	62,519	62,519
Distributions to noncontrolling interests					—	(3,954)	(3,954)
Deconsolidation of asset management entities					—	(77,475)	(77,475)
Change in interest in consolidated subsidiary		(3,086)			(3,086)	3,086	—
Share-based compensation expense		87,493			87,493		87,493
Change in fair value of redeemable noncontrolling interests		10,588			10,588		10,588
Exercise of options to purchase common shares, including excess tax benefit	7	155			162		162
Issuance of common shares for debt conversion	4,606	92,940			97,546		97,546
Purchase of common shares for treasury	(2,004)	(52,186)			(54,190)		(54,190)
Dividends ($.1875 per common share)				(71,275)	(71,275)		(71,275)
Other	1,314	4,811			6,125	8,577	14,702

Balance, September 30, 2014	$368,464	$5,021,746	$533,263	$4,461,634	$10,385,107	$63,911	$10,449,018

Balance, January 1, 2015	$367,499	$5,059,508	$447,082	$4,428,069	$10,302,158	$67,864	$10,370,022
Net income				223,992	223,992	(1,828)	222,164
Other comprehensive loss, net of taxes			(31,227)		(31,227)		(31,227)
Contributions from noncontrolling interests					—	1,871	1,871
Deconsolidation of asset management entities					—	(8,193)	(8,193)
Change in interest in consolidated subsidiary		(862)			(862)	862	—
Share-based compensation expense		71,852			71,852		71,852
Change in fair value of redeemable noncontrolling interests		(8,306)			(8,306)		(8,306)
Exercise of options to purchase common shares, including excess tax benefit	2	42			44		44
Purchase of common shares for treasury	(5,713)	(115,906)			(121,619)		(121,619)
Dividends ($.1875 per common share)				(71,230)	(71,230)		(71,230)
Other	498	176			674		674

Balance, September 30, 2015	$362,286	$5,006,504	$415,855	$4,580,831	$10,365,476	$60,576	$10,426,052

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

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking and servicing), FXCM (a publicly traded company providing online foreign exchange trading) and HomeFed (a publicly traded real estate company).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group ("HRG"), formerly known as Harbinger (a publicly traded diversified holding company), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Conwed Plastics and Idaho Timber (manufacturing companies), and Golden Queen (a gold and silver mining project). The structure of each of our investments is tailored to the unique opportunity each transaction presents. Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, receivables, securities, or in other ways, depending on the structure of our holdings.

Jefferies is a global full service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Babson Capital Management LLC and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, a joint venture with the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the United States.

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of September 2015 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

Leucadia Asset Management seeds and develops focused alternative asset management businesses led by distinct management teams. These primarily include Folger Hill, a multi-manager hedge fund platform; Topwater Capital, a first-loss hedge fund; Mazama Capital Management, a long-only growth equity fund manager; as well as our investment in Structured Alpha, a fund based on quantitative strategies.

Our investment in FXCM Inc. ("FXCM") consists of a two-year senior secured term loan ($202.9 million outstanding at September 30, 2015), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.

Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway, originates and brokers commercial real estate loans primarily in respect of multi-family housing units and services commercial real estate loans in the U.S.

Our approximately 65% equity method interest of HomeFed, owns and develops real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board.

We own 78.9% of National Beef Packing Company.  National Beef processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets.  National Beef operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S.  National Beef’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products. National Beef operates one of the largest wet blue tanning facility in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  National Beef also owns a refrigerated and livestock transportation company that provides transportation services for National Beef and third parties.

We own approximately 23% of HRG, a diversified holding company that operates in four business segments: consumer products, insurance, energy and asset management.  Its consumer products segment contains an approximate 58% ownership stake in Spectrum Brands, a global consumer products company. Its insurance segment includes an approximate 81% ownership stake in Fidelity & Guaranty Life, as to which HRG is exploring strategic alternatives. HRG is a public company traded on the NYSE and we reflect this investment at fair value.

Vitesse Energy, LLC is our 96% owned consolidated subsidiary that acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota.

Juneau Energy, LLC, a 98% owned consolidated subsidiary, engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.

Garcadia is an equity method joint venture that owns and operates 27 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75%.

We own approximately 42% of the common shares of Linkem and a convertible note which, if converted, would increase our ownership to approximately 55% of Linkem’s common shares.  Linkem provides residential broadband services using WiMAX and LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

Conwed Plastics is our consolidated subsidiary that manufactures and markets lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes.  In 2014, Conwed acquired 80% of Filtrexx, a manufacturer and marketer of a knitted sock product with numerous applications in sediment control and storm water management, and 100% of Weaver Express, the leading installer of Filtrexx's knitted sock projects.

Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal product lines:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.

Golden Queen Mining Company, LLC owns the Soledad Mountain project, a fully-permitted, open pit, heap leach gold and silver project in Kern County, California.  We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen Mining Company, LLC for the development and operation of the project. Our effective ownership of Golden Queen Mining Company, LLC is approximately 35% and is accounted for under the equity method.

During August, Jefferies sold an investment to Leucadia, for a cash payment of $124.4 million, which represented the fair value of the investment at the time of sale.  This intercompany transaction had no impact on our consolidated results.

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

Receivables

At September 30, 2015 and December 31, 2014, Receivables include receivables from brokers, dealers and clearing organizations of $2,074.7 million and $2,187.5 million, respectively, and receivables from customers of securities operations of $1,302.8 million and $1,250.5 million, respectively.
Payables, expense accruals and other liabilities
At September 30, 2015 and December 31, 2014, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,469.8 million and $2,280.1 million, respectively, and payables to customers of securities operations of $2,780.9 million and $6,242.0 million, respectively.

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

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance originally was effective for interim and annual periods beginning after December 15, 2016.  In August 2015, the FASB issued guidance that deferred the effective date by one year, with early adoption on the original effective date permitted.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

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

Investments in Certain Entities That Calculate Net Asset Value. In May 2015, the FASB issued new guidance that removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at net asset value ("NAV") using the practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which we have elected to measure the fair value using that practical expedient. The guidance is effective retrospectively for annual and interim periods beginning after December 15, 2015. Early adoption is permitted and we have early adopted this guidance during the second quarter of 2015. Since the guidance only impacts our disclosures, adoption did not affect our consolidated financial statements.

Note 3.  Fair Value Disclosures
The following is a summary of our financial instruments and trading liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $40.2 million and $42.2 million, respectively, by level within the fair value hierarchy at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,286,660	$176,636	$38,502	$—	$3,501,798
Corporate debt securities	—	2,956,190	24,331	—	2,980,521
Collateralized debt obligations	—	151,499	81,050	—	232,549
U.S. government and federal agency securities	2,109,086	592,321	—	—	2,701,407
Municipal securities	—	599,471	—	—	599,471
Sovereign obligations	1,052,681	798,645	—	—	1,851,326
Residential mortgage-backed securities	—	3,824,389	86,422	—	3,910,811
Commercial mortgage-backed securities	—	1,465,115	15,147	—	1,480,262
Other asset-backed securities	—	64,648	32,596	—	97,244
Loans and other receivables	—	1,666,454	95,399	—	1,761,853
Derivatives	7,263	4,831,942	34,345	(4,394,947)	478,603
Investments at fair value	—	16,866	213,518	—	230,384
Investment in FXCM	—	—	613,000	—	613,000
Physical commodities	—	14,973	—	—	14,973
Total trading assets, excluding Investments at fair value based on NAV	$6,455,690	$17,159,149	$1,234,310	$(4,394,947)	$20,454,202

Available for sale securities:
Corporate equity securities	$79,664	$—	$—	$—	$79,664
Corporate debt securities	—	5,777	—	—	5,777
U.S. government securities	121,176	—	—	—	121,176
Residential mortgage-backed securities	—	45,344	—	—	45,344
Commercial mortgage-backed securities	—	1,183	—	—	1,183
Other asset-backed securities	—	39,306	—	—	39,306
Total available for sale securities	$200,840	$91,610	$—	$—	$292,450
Cash and cash equivalents	$3,559,301	$—	$—	$—	$3,559,301
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$904,009	$—	$—	$—	$904,009

Liabilities:
Trading liabilities:
Corporate equity securities	$1,739,278	$99,051	$—	$—	$1,838,329
Corporate debt securities	—	1,932,534	226	—	1,932,760
U.S. government and federal agency securities	2,414,440	133,181	—	—	2,547,621
Sovereign obligations	1,228,377	874,705	—	—	2,103,082
Residential mortgage-backed securities	—	3,329	—	—	3,329
Loans	—	819,841	10,371	—	830,212
Derivatives	35,592	4,685,299	41,508	(4,504,522)	257,877
Total trading liabilities	$5,417,687	$8,547,940	$52,105	$(4,504,522)	$9,513,210
Other secured financings	$—	$70,327	$574	$—	$70,901

	December 31, 2014
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,130,892	$226,441	$20,964	$—	$3,378,297
Corporate debt securities (4)	—	3,342,276	22,766	—	3,365,042
Collateralized debt obligations (4)	—	306,218	124,650	—	430,868
U.S. government and federal agency securities	2,694,268	81,273	—	—	2,775,541
Municipal securities	—	590,849	—	—	590,849
Sovereign obligations	1,968,747	790,764	—	—	2,759,511
Residential mortgage-backed securities	—	2,879,954	82,557	—	2,962,511
Commercial mortgage-backed securities	—	966,651	26,655	—	993,306
Other asset-backed securities	—	137,387	2,294	—	139,681
Loans and other receivables	—	1,458,760	97,258	—	1,556,018
Derivatives	65,145	5,046,278	54,190	(4,759,345)	406,268
Investments at fair value	—	73,148	77,047	—	150,195
Physical commodities	—	62,234	—	—	62,234
Total trading assets, excluding Investments at fair value based on NAV	$7,859,052	$15,962,233	$508,381	$(4,759,345)	$19,570,321

Available for sale securities:
Corporate equity securities	$89,353	$—	$—	$—	$89,353
Corporate debt securities	—	30,403	—	—	30,403
U.S. government securities	593,773	—	—	—	593,773
Residential mortgage-backed securities	—	606,683	—	—	606,683
Commercial mortgage-backed securities	—	43,401	—	—	43,401
Other asset-backed securities	—	245,156	—	—	245,156
Total available for sale securities	$683,126	$925,643	$—	$—	$1,608,769
Cash and cash equivalents	$4,276,775	$—	$—	$—	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (3)	$3,444,674	$—	$—	$—	$3,444,674
Securities received as collateral	$5,418	$—	$—	$—	$5,418

Liabilities:
Trading liabilities:
Corporate equity securities	$1,934,469	$74,681	$38	$—	$2,009,188
Corporate debt securities	—	1,611,994	223	—	1,612,217
Collateralized debt obligations	—	4,557	—	—	4,557
U.S. government and federal agency securities	2,253,055	—	—	—	2,253,055
Sovereign obligations	1,217,075	574,010	—	—	1,791,085
Loans	—	856,525	14,450	—	870,975
Derivatives	52,778	5,117,803	49,552	(4,856,618)	363,515
Total trading liabilities	$5,457,377	$8,239,570	$64,263	$(4,856,618)	$8,904,592
Other secured financings	$—	$—	$30,825	$—	$30,825
Obligation to return securities received as collateral	$5,418	$—	$—	$—	$5,418

(1)
There were no material transfers between Level 1 and Level 2 during the nine months ended September 30, 2015.  During the year ended December 31, 2014, equity options presented within Trading assets and Trading liabilities of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
At December 31, 2014, securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $453.7 million and Commodities Futures Trading Commission (“CFTC”) approved money market funds with a fair value of $545.0 million at December 31, 2014.

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

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 and Level 3 of the fair value hierarchy.  Valuations are primarily determined using pricing data obtained from external pricing services and prices observed for recently executed market transactions.

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

•
National Beef Derivatives: National Beef uses futures contracts in order to reduce its exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. The futures contracts and their related firm purchase commitments are accounted for at fair value, which are classified as Level 1 or Level 2 within the fair value hierarchy. Certain firm commitments for live cattle purchases and all firm commitments for sales are treated as normal purchases and sales and therefore not marked to market. Fair values classified as Level 1 are calculated based on the quoted market prices of identical assets or liabilities compared to National Beef's cost of those same assets or liabilities. Fair values classified as Level 2 are calculated based on the difference between the contracted price for live cattle and the relevant quoted market price for live cattle futures.

•
Oil Futures Derivatives: Vitesse uses call and put options in order to reduce exposure to future oil price fluctuations. Vitesse accounts for the derivative instruments at fair value, which are classified as Level 2 within the fair value hierarchy. Fair values classified as Level 2 are determined under the income valuation technique using an option-pricing model that is based on directly or indirectly observable inputs.

Investment in FXCM

In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions is as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of an amount equal to two times the balance outstanding on the term loan as of April 16, 2015 (not to be less than $500 million or more than $680 million); and 60% of all amounts thereafter.  During the nine months ended September 30, 2015, we received $127.3 million of principal, interest and fees from FXCM and $202.9 million remained outstanding under the credit agreement as of September 30, 2015.

FXCM is considered a variable interest entity and our term loan with rights is a variable interest.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM’s performance.  Therefore, we are not consolidating FXCM.

We view the FXCM loan and associated rights as one integrated transaction; since the rights, as derivatives, are accounted for at fair value, we have elected the fair value option for the loan.  The total amount of our investment in FXCM is reported within Trading assets, at fair value in our Consolidated Statement of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, are included within Principal transactions in the Consolidated Statements of Operations.  During the three and nine months ended September 30, 2015, we recorded in Principal transactions an aggregate $(113.2) million and $461.3 million, respectively, of unrealized and realized gains (losses), interest income and fees relating to our investment in FXCM.  Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of our investment ($613.0 million at September 30, 2015).

We engaged an independent valuation firm to assist management in estimating the fair value of our loan and rights in FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.  Because of these inputs and the degree of judgment involved, we have categorized our investment in FXCM in Level 3.  The valuation is most significantly impacted by the inputs and assumptions related to the publicly traded stock price and volatility.  A $1.00 change in the price of FXCM’s shares alone (representing about 11% of the price at September 30, 2015 after FXCM completed a one-for-ten reverse split of its common stock), would result in a change of about $22 million in this valuation, assuming no change in any other factors we considered.  Likewise, a 10% change in the assumed volatility would result in a change of about $25 million in this valuation, assuming no other change in any other factors.  As we adjust to fair value each quarter, we anticipate there could be volatility in the FXCM valuation, which could materially impact our results in a given period.

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

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
September 30, 2015
Equity Long/Short Hedge Funds (2)	$485,317	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	2,130	—	—
Fund of Funds (4)	286	94	—
Equity Funds (5)	41,691	20,792	—
Convertible Bond Funds (6)	3,472	—	At Will
Multi-strategy Fund (7)	112,180	—	—
Total	$645,076	$20,886

December 31, 2014
Equity Long/Short Hedge Funds (2)	$146,134	$—	Monthly/Quarterly
Fixed Income and High Yield Hedge Funds (3)	2,704	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will
Multi-strategy Fund (7)	105,954	—	—
Total	$323,686	$26,117

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At September 30, 2015, investments with a fair value of $108.1 million and at December 31, 2014 substantially all of the investments in this category are redeemable with 30 to 90 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $51.8 million and $117.2 million at September 30, 2015 and December 31, 2014, respectively.  At September 30, 2015, this category also includes investments in two Folger Hill feeder funds that invest solely in a Folger Hill master fund that makes long/short equity investments, with broad industry and geographic diversification.  Investment in these funds is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  At September 30, 2015, our investments in these two funds had an aggregate fair value of $377.2 million.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions.  At September 30, 2015 and December 31, 2014, the underlying assets of 7% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds.  At September 30, 2015 and December 31, 2014, approximately 95% and 95%, respectively, of the fair value of investments in this category is managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in the next sixteen months.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At September 30, 2015 and December 31, 2014, approximately 100% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

(6)
Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by Jefferies that invests primarily in convertible bonds.  The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

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

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.  In addition, at September 30, 2015 and December 31, 2014, Other secured financings includes $0.0 and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2015 (in thousands):

Three Months Ended September 30, 2015
	Balance, June 30, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2015	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,547	$3,901	$21,162	$(5,173)	$—	$—	$(1,935)	$38,502	$3,803
Corporate debt securities	31,917	(5,276)	10,395	(17,197)	(1)	—	4,493	24,331	(5,544)
Collateralized debt obligations	89,007	(12,560)	14,961	—	(13,230)	—	2,872	81,050	(12,561)
Residential mortgage-backed securities	88,695	(3,009)	10,034	(8,424)	(195)	—	(679)	86,422	655
Commercial mortgage-backed securities	17,862	(510)	—	(680)	—	—	(1,525)	15,147	(545)
Other asset-backed securities	11,857	870	21,913	—	(1,167)	—	(877)	32,596	813
Loans and other receivables	108,756	(2,111)	31,269	(603)	(42,529)	—	617	95,399	(6,182)
Investments at fair value	154,862	82,943	—	(3,000)	(277)	—	(21,010)	213,518	27,623
Investment in FXCM	759,000	(113,193)	—	—	(32,807)	—	—	613,000	(113,193)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	452	(226)	—	—	—	—	—	226	226
Net derivatives (2)	(1,586)	(1,020)	(1,432)	11,618	24	416	(857)	7,163	551
Loans	10,732	109	(3,012)	—	—	—	2,542	10,371	(110)
Other secured financings	56,060	—	—	—	(3,914)	—	(51,572)	574	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended September 30, 2015

During the three months ended September 30, 2015, transfers of assets of $73.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Collateralized debt obligations of $42.8 million, non-agency residential mortgage-backed securities of $17.8 million and commercial mortgage-backed securities of $3.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $4.1 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $5.0 million due to a lack of observable market transactions.

During the three months ended September 30, 2015, transfers of assets of $91.4 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $18.5 million and commercial mortgage-backed securities of $5.2 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $39.9 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $21.0 million due to an increase in observable market transactions;

•	Loans and other receivables of $3.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $1.9 million due to an increase in observable market transactions.
During the three months ended September 30, 2015, there were transfers of $51.6 million of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation and transfers of $2.5 million of loan liabilities from Level 2 to Level 3 due to a decrease in observable inputs in the valuation.
Net losses on Level 3 assets were $48.9 million and net gains on Level 3 liabilities were $1.1 million for three months ended September 30, 2015.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of collateralized debt obligations, corporate debt securities, residential mortgage-backed securities and loans and other receivables partially offset by increased valuations of certain corporate equity securities and investments at fair value.  Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

 The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2015 (in thousands):

Nine Months Ended September 30, 2015
	Balance, December 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at September 30, 2015	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,964	$10,247	$22,631	$(5,176)	$—	$—	$(10,164)	$38,502	$10,210
Corporate debt securities	22,766	(5,425)	83,613	(88,711)	(1)	—	12,089	24,331	(5,797)
Collateralized debt obligations	124,650	(28,999)	63,038	(47,570)	(20,481)	—	(9,588)	81,050	(22,654)
Residential mortgage-backed securities	82,557	(6,776)	30,865	(25,222)	(358)	—	5,356	86,422	(2,507)
Commercial mortgage-backed securities	26,655	(2,053)	3,366	(9,973)	(6,981)	—	4,133	15,147	(1,851)
Other asset-backed securities	2,294	666	69,892	(40,000)	(1,438)	—	1,182	32,596	607
Loans and other receivables	97,258	(7,331)	115,370	(40,978)	(82,100)	—	13,180	95,399	(8,850)
Investments at fair value	77,047	87,254	—	(427)	(3,818)	—	53,462	213,518	32,016
Investment in FXCM	—	461,341	279,000	—	(127,341)	—	—	613,000	461,341

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	223	(1)	(6,677)	6,804	—	—	(123)	226	(226)
Net derivatives (2)	(4,638)	3,022	(4,527)	11,340	(30)	1,901	95	7,163	(5,211)
Loans	14,450	(102)	(3,487)	—	—	—	(490)	10,371	102
Other secured financings	30,825	—	—	—	(15,674)	36,995	(51,572)	574	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended September 30, 2015

During the nine months ended September 30, 2015, transfers of assets of $157.7 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Collateralized debt obligations of $16.0 million, non-agency residential mortgage-backed securities of $21.3 million, commercial mortgage-backed securities of $9.8 million and other asset-backed securities of $1.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $19.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $12.2 million, corporate equity securities of $1.6 million and investments at fair value of $76.2 million due to a lack of observable market transactions.

During the nine months ended September 30, 2015, transfers of assets of $88.1 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $15.9 million and commercial mortgage-backed securities of $5.6 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $25.6 million and loans and other receivables of $6.1 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $22.7 million due to an increase in observable market transactions;

•	Corporate equity securities of $11.8 million due to an increase in observable market transactions.

During the nine months ended September 30, 2015, there were transfers other secured financings of $51.6 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net gains on Level 3 assets were $508.9 million and net losses on Level 3 liabilities were $2.9 million for nine months ended September 30, 2015.  Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM and increase in valuation of certain investments at fair value and corporate equity securities partially offset by decreased valuations of collateralized debt obligations, loans and other receivables, residential and commercial mortgage-backed securities and corporate debt securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2014 (in thousands):

Three Months Ended September 30, 2014
	Balance, June 30, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2014 (1)
Assets:
Trading assets:
Corporate equity securities	$16,402	$(480)	$4,528	$(529)	$—	$—	$(12,144)	$7,777	$(286)
Corporate debt securities	31,648	5,454	21,793	(15,713)	(34)	—	(6,264)	36,884	3,470
Collateralized debt obligations	42,313	(845)	7,613	(15,204)	—	—	9,863	43,740	(1,575)
U.S. government and federal agency securities	—	(11)	2,505	—	—	—	—	2,494	(11)
Residential mortgage-backed securities	71,962	(2,557)	3,981	(9,635)	(325)	—	17,608	81,034	(302)
Commercial mortgage-backed securities	24,246	(256)	641	(7,068)	—	—	1,764	19,327	(832)
Other asset-backed securities	45,444	1,272	50,620	(49,411)	(8,774)	—	(37,072)	2,079	(3)
Loans and other receivables	138,643	(8,074)	194,387	(96,340)	(40,617)	—	26	188,025	(7,967)
Investments at fair value	101,697	198	500	(5,414)	(305)	—	5,416	102,092	307
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	2,780	(101)	(2,566)	—	—	—	129	242	67
Net derivatives (2)	15,282	(1,632)	(74)	74	(70)	—	—	13,580	70
Loans	31,534	—	(16,307)	—	—	—	(8,566)	6,661	—
Other secured financings	20,288	—	—	—	(7,570)	18,948	—	31,666	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

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

•	Loans and other receivables of $25.1 million and investments at fair value of $5.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $15.2 million which have little to no transparency in trade activity.

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

Net losses on Level 3 assets were $5.3 million and net gains on Level 3 liabilities were $1.7 million for the three months ended September 30, 2014.  Net losses on Level 3 assets were primarily due to decreased valuations of certain loans and other receivables, residential and commercial mortgage-backed securities, collateralized debt obligations and corporate equity securities, partially offset by an increase in valuation of certain corporate debt securities and other asset-backed securities.  Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments and certain corporate debt securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2014 (in thousands):

Nine Months Ended September 30, 2014
	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2014	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2014 (1)
Assets:
Trading assets:
Corporate equity securities	$9,884	$(1,528)	$36,661	$(31,444)	$—	$—	$(5,796)	$7,777	$(400)
Corporate debt securities	25,666	10,727	137,164	(128,733)	—	—	(7,940)	36,884	10,177
Collateralized debt obligations	37,216	5,198	94,743	(99,661)	—	—	6,244	43,740	(6,283)
U.S. government and federal agency securities	—	(11)	2,505	—	—	—	—	2,494	(11)
Residential mortgage-backed securities	105,492	(6,974)	44,454	(65,229)	(812)	—	4,103	81,034	(3,564)
Commercial mortgage-backed securities	17,568	(3,120)	34,959	(32,774)	(1,315)	—	4,009	19,327	(3,380)
Other asset-backed securities	12,611	256	52,495	(52,282)	(8,804)	—	(2,197)	2,079	—
Loans and other receivables	145,890	(9,028)	247,383	(147,851)	(61,791)	—	13,422	188,025	(8,961)
Investments at fair value	66,931	26,744	28,160	(18,100)	(945)	—	(698)	102,092	12,255
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	163	(7)	97	—	—	(11)	242	163
Net derivatives (2)	6,905	9,959	(124)	(76)	248	—	(3,332)	13,580	(10,519)
Loans	22,462	—	(15,472)	3,549	—	—	(3,878)	6,661	—
Other secured financings	8,711	—	—	—	(16,684)	39,639	—	31,666	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended September 30, 2014

During the nine months ended September 30, 2014, transfers of assets of $79.3 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $27.2 million, commercial mortgage-backed securities of $4.6 million and other asset-backed securities of $1.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $31.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $7.5 million which have little to no transparency in trade activity;

•	Investments at fair value of $6.5 million due to lack of observable market transactions.

During the nine months ended September 30, 2014, transfers of assets of $68.1 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $23.1 million, commercial mortgage-backed securities of $.5 million and other asset-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $1.3 million, loans and other receivables of $18.0 million and investments at fair value of $7.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $6.5 million and corporate debt securities of $8.0 million due to an increase in observable market transactions.

During the nine months ended September 30, 2014, there were transfers of loan liabilities of $3.9 million from Level 3 to Level 2 and transfers of net derivative liabilities of $3.3 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in valuing of derivative contracts, respectively.

Net gains on Level 3 assets were $22.3 million and net losses on Level 3 liabilities were $10.1 million for the nine months ended September 30, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain investments at fair value, corporate debt securities and collateralized debt obligations, partially offset by a decrease in valuation of certain residential and commercial mortgage-backed securities, loans and other receivables and corporate equity securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

September 30, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$17,340
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.6 to 8.5	6.6
		Discounted cash flows	Underlying stock price	$5 to $7	$6.0

Corporate debt securities	$24,331	Convertible bond model	Discount rate/yield	74%	—
		Market approach	Discount rate/yield	19%	—
			Transaction level	$138.00	—

Collateralized debt obligations	$33,075	Discounted cash flows	Constant prepayment rate	0% to 20%	17%
			Constant default rate	0% to 2%	2%
			Loss severity	25% to 100%	40%
			Yield	10% to 13%	11%

Residential mortgage-backed securities	$86,422	Discounted cash flows	Constant prepayment rate	0% to 50%	12%
			Constant default rate	1% to 8%	5%
			Loss severity	25% to 80%	52%
			Yield	1% to 11%	5%

Commercial mortgage-backed securities	$15,147	Discounted cash flows	Yield	8% to 20%	14%
			Cumulative loss rate	2% to 54%	15%

Other asset-backed securities	$32,596	Discounted cash flows	Constant prepayment rate	0% to 24%	10%
			Constant default rate	0% to 9%	5%
			Loss severity	0% to 100%	77%
			Yield	1% to 25%	10%
		Over-collateralization	Over-collateralization percentage	111% to 125%	123%

Loans and other receivables	$85,445	Comparable pricing	Comparable loan price	$91 to $100	$97.0
		Market approach	Discount rate/yield	2% to 13%	10%
			EBITDA (a) multiple	6.9	—
		Scenario analysis	Estimated recovery percentage	34% to 77%	39%

Derivatives	$20,308
Foreign exchange options		Option model	Volatility	11%	—
Unfunded commitment		Comparable pricing	Comparable loan price	$91 to $100	$100.0
		Market approach	Discount rate/yield	12% to 15%	13%
Foreign exchange forwards			Credit spread	500 bps	—

Investments at fair value
Private equity securities	$61,379	Market approach	Transaction Level	$3 to $56	$10.0
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$208,000	Discounted cash flows	Term based on the pay off	0 months to 1.2 years	0.5 years
Rights	405,000	Option pricing model	Volatility	65%	—
	$613,000

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$41,508
Foreign exchange options		Option model	Volatility	11%	—
Equity options		Option model	Volatility	42%	—
		Default rate	Default probability	—%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$91 to $100	$95.8
		Market approach	Discount rate/yield	4% to 15%	13%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	30%	—
			Yield	11%	—

Loans	$10,371	Comparable pricing	Comparable loan price	$100	—

December 31, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—
Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—
Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%
Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%
Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—
Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—
Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA (a) multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%
Derivatives	$54,190
Foreign exchange options		Option model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—
Investments at fair value
Private equity securities	$32,323	Market approach	Transaction Level	$50	—
		Market approach	Discount rate	15% to 30%	23%
Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitments		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45 bps	—
		Market approach	Yield	5%	—
Loans	$14,450	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At September 30, 2015 and December 31, 2014, asset exclusions consisted of $245.2 million and $137.8 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, derivative contracts, collateralized debt obligations and certain corporate loans and other receivables.  At September 30, 2015 and December 31, 2014, liability exclusions consisted of $0.8 million and $0.3 million, respectively, of corporate debt and equity securities and other secured financings.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, loan and unfunded commitments, loans and other secured financings using comparable pricing valuation techniques.  A significant increase (decrease) in the comparable loan price in isolation would result in a significantly higher (lower) fair value measurement.

•	Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, foreign exchange forwards and private equity securities using a market approach valuation technique.  A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement.  A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable or unfunded commitment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, commercial mortgage-backed securities and loans and other receivables using scenario analysis.  A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Collateralized debt obligations, non-exchange traded securities, corporate debt securities, residential and commercial mortgage-backed securities, other asset-backed securities, commodity forwards and unfunded commitments using a discounted cash flow valuation technique.  A significant decrease (increase) in the underlying stock price would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in isolation in the constant default rate and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement.  The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security.  A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

•
Certain other asset-backed securities using an over-collateralization model. A significant increase (decrease) in the over-collateralization percentage would result in a significantly higher (lower) fair value measurement.

•	Derivative foreign exchange and equity options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using a default rate model. A significant increase (decrease) in default probability would result in a significantly higher (lower) fair value measurement.

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

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2015	2014	2015	2014
Financial Instruments Owned:
Loans and other receivables	$(13,566)	$(15,002)	$(25,686)	$(12,841)

Financial Instruments Sold:
Loans	$38	$103	$112	$(751)
Loan commitments	$(51)	$1,338	$(1,673)	$(10,299)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	September 30, 2015	December 31, 2014

Loans and other receivables (1)	$354,262	$403,119
Loans and other receivables greater than 90 days past due (1)	$32,867	$5,594
Loans and other receivables on nonaccrual status (1) (2)	$3,330	$(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 days past due.

The aggregate fair value of loans and other receivables that were greater than 90 days past due was $13.0 million and $0.0 million at September 30, 2015 and December 31, 2014, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $313.9 million and $274.6 million at September 30, 2015 and December 31, 2014, respectively.

We have elected the fair value option for Jefferies investment in KCG Holdings, Inc.  The change in the fair value of this investment was $(28.3) million and $(6.5) million for three months ended September 30, 2015 and 2014, respectively, and $26.7 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015 and December 31, 2014, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $546.6 million and $659.9 million at September 30, 2015 and December 31, 2014, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $(59.2) million and $(113.2) million, respectively, during the three and nine months ended September 30, 2015 which is included in other merchant banking businesses and $17.5 million and $69.6 million, respectively, during the three and nine months ended September 30, 2014, of which $17.5 million and $49.7 million, respectively, is included in other merchant banking businesses and $0.0 million and $19.9 million, respectively, is included in Jefferies results of operations for the period it owned certain of these shares.  We currently have two directors on HRG’s board.  We have agreed not to increase our interest in HRG above 27.5% through March 17, 2016.  The shares have the benefit of a registration rights agreement, and may be otherwise sold consistent with the securities laws; however, we have agreed not to sell the shares to a party if after such sale the party would own in excess of 4.9% of HRG common stock.

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

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
September 30, 2015
Interest rate contracts	$2,615,113	79,627	$2,526,976	108,203
Foreign exchange contracts	777,346	10,653	795,572	10,216
Equity contracts	1,374,612	3,083,380	1,291,680	3,083,277
Commodity contracts	48,198	255,024	61,395	264,526
Credit contracts: centrally cleared swaps	43,456	103	42,246	88
Credit contracts: other credit derivatives	14,825	93	44,530	99
Total	4,873,550		4,762,399
Counterparty/cash-collateral netting	(4,394,947)		(4,504,522)
Total per Consolidated Statement of Financial Condition	$478,603		$257,877

December 31, 2014
Interest rate contracts	$2,299,807	71,505	$2,292,691	89,861
Foreign exchange contracts	1,514,881	12,861	1,519,349	12,752
Equity contracts	1,050,990	2,271,507	1,058,015	2,051,469
Commodity contracts	276,726	1,031,568	303,206	1,020,418
Credit contracts: centrally cleared swaps	17,831	27	23,264	22
Credit contracts: other credit derivatives	5,378	18	23,608	27
Total	5,165,613		5,220,133
Counterparty/cash-collateral netting	(4,759,345)		(4,856,618)
Total per Consolidated Statement of Financial Condition	$406,268		$363,515

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2015	2014	2015	2014
Interest rate contracts	$25,308	$(3,803)	$580	$(70,288)
Foreign exchange contracts	6,893	6,697	30,417	9,046
Equity contracts	68,649	(49,422)	28,008	(219,584)
Commodity contracts	(33,940)	(4,991)	(17,261)	32,989
Credit contracts	(4,375)	(1,330)	(612)	(16,953)
Total	$62,535	$(52,849)	$41,132	$(264,790)

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at September 30, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$10,952	$3,884	$14,037	$—	$28,873
Equity swaps and options	33,975	8,486	2,316	—	44,777
Credit default swaps	54	4,084	2,224	(1,832)	4,530
Total return swaps	23,005	4	—	(180)	22,829
Foreign currency forwards, swaps and options	165,529	21,372	—	(11,252)	175,649
Interest rate swaps, options and forwards	70,025	158,272	77,267	(34,593)	270,971
Total	$303,540	$196,102	$95,844	$(47,857)	547,629
Cross product counterparty netting					(10,029)

Total OTC derivative assets included in Trading assets					$537,600

(1)	At September 30, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $144.2 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At September 30, 2015 cash collateral received was $208.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$7,532	$—	$5,470	$—	$13,002
Equity swaps and options	16,909	39,538	9,139	—	65,586
Credit default swaps	—	1,519	11,016	(1,832)	10,703
Total return swaps	54,507	1,927	1,967	(180)	58,221
Foreign currency forwards, swaps and options	157,468	48,147	—	(11,252)	194,363
Fixed income forwards	342	—	—	—	342
Interest rate swaps, options and forwards	47,137	86,081	85,610	(34,593)	184,235
Total	$283,895	$177,212	$113,202	$(47,857)	526,452
Cross product counterparty netting					(10,029)

Total OTC derivative liabilities included in Trading liabilities					$516,423

(1)	At September 30, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $25.6 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At September 30, 2015, cash collateral pledged was $317.8 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At September 30, 2015, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$260,841
BBB- to BBB+	124,498
BB+ or lower	74,834
Unrated	77,427
Total	$537,600

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2015 and December 31, 2014 is $112.5 million and $269.0 million, respectively, for which Jefferies has posted collateral of $105.2 million and $234.6 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2015 and December 31, 2014, Jefferies would have been required to post an additional $13.1 million and $55.1 million, respectively, of collateral to its counterparties.

Other Derivatives

National Beef uses future contracts in order to reduce its exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. National Beef accounts for the futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for sales are treated as normal purchases and sales and therefore not marked to market. The gains and losses associated with the change in fair value of the futures contracts and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

Vitesse uses call and put options in order to reduce exposure to future oil price fluctuations. Vitesse accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in income.

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,506,969	$347,844	$2,854,813
Corporate debt securities	1,109,775	1,959,647	3,069,422
Mortgage- and asset-backed securities	—	5,044,406	5,044,406
U.S. government and federal agency securities	28,451	9,412,058	9,440,509
Municipal securities	—	492,599	492,599
Sovereign securities	—	1,604,147	1,604,147
Loans and other receivables	—	617,861	617,861
Total	$3,645,195	$19,478,562	$23,123,757

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,954,916	$336,335	$1,353,944	$—	$3,645,195
Repurchase agreements	9,827,633	4,539,795	2,869,691	2,241,443	19,478,562
Total	$11,782,549	$4,876,130	$4,223,635	$2,241,443	$23,123,757

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At September 30, 2015 and December 31, 2014, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $26.1 billion and $25.8 billion, respectively.  A substantial portion of these securities have been sold or repledged.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three and nine months ended September 30, 2015 and 2014 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Transferred assets	$853.9	$1,562.1	$3,931.5	$4,788.7
Proceeds on new securitizations	888.1	1,567.2	3,979.6	4,795.4
Cash flows received on retained interests	10.7	15.2	28.6	37.9

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at September 30, 2015 and December 31, 2014.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	September 30, 2015		December 31, 2014
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,480.4	$162.0	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	2,831.3	213.2	5,848.5	204.7
Collateralized loan obligations	3,731.7	52.3	4,511.8	108.4

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

Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Bonds and notes:
U.S. government securities	$121,100	$76	$—	$121,176
Residential mortgage-backed securities	44,736	684	76	45,344
Commercial mortgage-backed securities	1,199	—	16	1,183
Other asset-backed securities	39,220	161	75	39,306
All other corporates	5,806	12	41	5,777
Total fixed maturities	212,061	933	208	212,786

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	13,954	—	49,025
Industrial, miscellaneous and all other	19,052	11,587	—	30,639
Total equity securities	54,123	25,541	—	79,664

	$266,184	$26,474	$208	$292,450

December 31, 2014
Bonds and notes:
U.S. government securities	$593,803	$33	$63	$593,773
Residential mortgage-backed securities	597,402	10,959	1,678	606,683
Commercial mortgage-backed securities	42,991	484	74	43,401
Other asset-backed securities	245,533	619	996	245,156
All other corporates	30,519	60	176	30,403
Total fixed maturities	1,510,248	12,155	2,987	1,519,416

Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,853	18,740	—	50,593
Industrial, miscellaneous and all other	20,355	18,405	—	38,760
Total equity securities	52,208	37,145	—	89,353

	$1,562,456	$49,300	$2,987	$1,608,769

The amortized cost and estimated fair value of investments classified as available for sale at September 30, 2015, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$125,340	$125,422
Due after one year through five years	1,566	1,531
Due after five years through ten years	—	—
Due after ten years	—	—
	126,906	126,953
Mortgage-backed and asset-backed securities	85,155	85,833
	$212,061	$212,786

At September 30, 2015, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of September 30, 2015 and December 31, 2014.

	Securitization Vehicles
	September 30, 2015	December 31, 2014
	(In millions)
Cash	$3.0	$0.5
Financial instruments owned	86.4	62.7
Securities purchased under agreement to resell (1)	736.7	575.2
Other	174.9	107.1
Total assets	$1,001.0	$745.5

Other secured financings (2)	$986.3	$737.0
Other	14.7	8.5
Total liabilities	$1,001.0	$745.5

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $15.9 million and $39.7 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at September 30, 2015 and December 31, 2014, respectively.

Securitization vehicles.  Jefferies is the primary beneficiary of securitization vehicles to which it transferred term loans backed by consumer installment receivables and mortgage-backed securities. Jefferies retained a portion of the securities issued by the securitization vehicles.  In the creation of the securitization vehicles, Jefferies was involved in the decisions made during the establishment and design of the entities and holds variable interests consisting of the securities retained that could potentially be significant.  The assets of the VIEs consist of the term loans backed by consumer installment receivables and mortgage-backed securities, which are available for the benefit of the vehicles' beneficial interest holders.  The creditors of the VIEs do not have recourse to Jefferies general credit and the assets of the VIEs are not available to satisfy any other debt.

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

At September 30, 2015 and December 31, 2014, another of our subsidiaries is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Our subsidiary acts as the servicer for which it receives a fee, and owns the equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to our subsidiary’s general credit and the assets of the VIEs are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about Jefferies variable interests in nonconsolidated VIEs.

	Variable Interests
	Financial Statement Carrying Amount (1)	Maximum Exposure to Loss	VIE Assets
	Assets
	(In millions)
September 30, 2015
Collateralized loan obligations	$82.7	$768.8	$6,409.1
Consumer loan vehicles	123.4	867.0	602.1
Asset management vehicles	3.6	3.6	49.8
Private equity vehicles	25.5	45.9	74.8
Total	$235.2	$1,685.3	$7,135.8

December 31, 2014
Collateralized loan obligations	$134.0	$926.9	$7,737.1
Consumer loan vehicles	170.6	797.8	485.2
Asset management vehicles	11.3	11.3	432.3
Private equity vehicles	44.3	59.2	92.8
Total	$360.2	$1,795.2	$8,747.4

(1)	There were no significant liabilities at September 30, 2015 and December 31, 2014.
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

Jefferies manages an asset management vehicle that provides investors with exposure to absolute return strategies, primarily including merger arbitrage, relative value and stock loan arbitrage. Our variable interests in this asset management vehicle consist of management and performance fees.

Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund L.P.").  As of September 30, 2015 and December 31, 2014, Jefferies funded approximately $64.6 million and $60.1 million, respectively, of its commitment.  The carrying amount of Jefferies equity investment was $24.4 million and $43.1 million at September 30, 2015 and December 31, 2014, respectively.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.

Jefferies has a variable interest in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment.  The carrying amount of Jefferies equity investment was $1.1 million and $1.2 million at September 30, 2015 and December 31, 2014, respectively.  Jefferies exposure to loss is limited to its equity investment.  JEP IV has assets consisting primarily of private equity and equity related investments.
Jefferies has provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by certain of our employees. At September 30, 2015, the carrying value and maximum exposure to loss of the guarantee were $0.0 and $10.0 million, respectively.  Energy Partners I, LP, has assets consisting primarily of debt and equity investments.

Mortgage- and Asset-Backed Vehicles.  In connection with Jefferies secondary trading and market-making activities, Jefferies buys and sells agency and non-agency mortgage- and asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs.  Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, collateralized debt obligations and CLOs and other consumer loans, such as installment receivables, auto loans and student loans.  These securities are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition.  Jefferies has no other involvement with the related SPEs and therefore does not consolidate these entities.

Jefferies also engages in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Freddie Mac and Ginnie Mae) or non-agency sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts.  The securitizations are backed by residential and commercial mortgage, home equity and auto loans.  Jefferies does not consolidate agency sponsored securitizations as it does not have the power to direct the activities of the SPEs that most significantly impact their economic performance.  Further, Jefferies is not the servicer of non-agency sponsored securitizations and therefore does not have power to direct the most significant activities of the SPEs and accordingly, does not consolidate these entities.  Jefferies may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

Jefferies transfers existing securities, typically mortgage-backed securities, into resecuritization vehicles.  These transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests occur in connection with both agency and non-agency sponsored VIEs.  The consolidation analysis is largely dependent on Jefferies role and interest in the resecuritization trusts.  Most resecuritizations in which Jefferies is involved are in connection with investors seeking securities with specific risk and return characteristics.  As such, we have concluded that the decision-making power is shared between Jefferies and the investor (s), considering the joint efforts involved in structuring the trust and selecting the underlying assets as well as the level of security interests the investor(s) hold in the SPE; therefore, Jefferies does not consolidate the resecuritization VIEs.

 At September 30, 2015 and December 31, 2014, Jefferies held $4,706.5 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $893.5 million and $1,120.0 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen Mining Company, LLC.  See Note 9 for further discussion.

In addition, at September 30, 2015, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable with rights with FXCM.  See Note 3 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of loans to and investments in associated companies at September 30, 2015 and December 31, 2014 accounted for under the equity method of accounting is as follows (in thousands):

	September 30, 2015	December 31, 2014
Jefferies Finance, LLC	$526,638	$508,891
Jefferies LoanCore LLC	246,272	258,947
Berkadia	198,710	208,511
Garcadia companies	169,602	167,939
HomeFed	270,068	271,782
Linkem S.p.A.	141,690	159,054
Golden Queen Mining Company, LLC (1)	114,820	103,598
Other	35,946	33,846

Total	$1,703,746	$1,712,568

(1)	At September 30, 2015 and December 31, 2014, the balance reflects $33.9 million and $33.7 million, respectively, related to a noncontrolling interest.

Income (losses) related to associated companies includes the following for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Berkadia	$15,730	$20,042	$67,806	$58,403
Garcadia companies	16,342	13,798	47,476	39,100
Linkem	(4,750)	(4,535)	(13,892)	(15,094)
HomeFed	1,338	962	(1,714)	1,139
Golden Queen	(279)	(1,160)	(1,278)	(1,160)
Other	(4,138)	(190)	(3,897)	1,910

Total	$24,243	$28,917	$94,501	$84,298

Income (losses) related to associated companies classified as Other revenues includes the following for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Jefferies Finance	$26,714	$33,983	$58,245	$66,257
Jefferies LoanCore	12,510	2,273	30,604	8,155
Other	(679)	(509)	(1,158)	(773)

Total	$38,545	$35,747	$87,691	$73,639

Jefferies Finance

In October 2004, Jefferies entered into an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual") and Babson Capital Management LLC to form Jefferies Finance, a joint venture entity.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans.  Loans are originated primarily through the investment banking efforts of Jefferies.  Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co‑investments.  Jefferies Finance also purchases syndicated loans in the secondary market.

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At September 30, 2015, approximately $510.4 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  During the third quarter of 2015, the Secured Revolving Credit Facility was modified and reduced from a committed and discretionary total of $1.0 billion to a total committed amount of $0.5 billion at September 30, 2015.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  At September 30, 2015 and December 31, 2014, $0.0 and $0.0, respectively, of Jefferies $250.0 million and $350.0 million , respectively, commitments were funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned fees of $53.3 million and $53.7 million during the three months ended September 30, 2015 and 2014, respectively, and $108.8 million and $139.8 million, respectively, during the nine months ended September 30, 2015 and 2014, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $1.5 million and $2.6 million during the three months ended September 30, 2015 and 2014, respectively, and $3.1 million and $10.5 million during the nine months ended September 30, 2015 and 2014, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

During the three and nine months ended September 30, 2015 and 2014, Jefferies acted as placement agent in connection with several CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $0 and $3.1 million, respectively, during the three and nine months ended September 30, 2015, and $2.5 million and $4.6 million, respectively, during the three and nine months ended September 30, 2014 which are included in Investment banking revenues in the Consolidated Statements of Operations.  At September 30, 2015 and December 31, 2014, Jefferies held securities issued by CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligation to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLO.  There were no significant revenues recognized by Jefferies in connection with its roles related to the execution of the CLO.

We acted as underwriter in connection with senior notes issued by Jefferies Finance, for which we recognized underwriting fees of $1.3 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively. Amounts for the three month periods were not significant.

Under a service agreement, Jefferies charged Jefferies Finance $8.4 million and $6.5 million for services provided during the three months ended September 30, 2015 and 2014, respectively, and $43.3 million and $35.2 million for services provided during the nine months ended September 30, 2015 and 2014, respectively.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $122.5 million and $41.5 million at September 30, 2015 and December 31, 2014, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At September 30, 2015 and December 31, 2014, Jefferies had funded $118.4 million and $200.9 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through September 30, 2015, cumulative cash distributions received from this investment aggregated $375.8 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial mortgage loans which are not part of government agency programs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of September 30, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.

Linkem

We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy, at a cost of $142.9 million.  In addition, we have purchased 5% convertible notes issued by Linkem for $101.0 million (€80.7 million principal amount, including interest in kind) which if converted, would increase our ownership to approximately 55% of Linkem’s common equity.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At September 30, 2015, we own 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed is engaged, directly and through subsidiaries, in the investment in and development of real estate projects.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at September 30, 2015.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at September 30, 2015
Derivative contracts	$4,873,550	$(4,394,947)	$478,603	$—	$—	$478,603
Securities borrowing arrangements	$7,702,853	$—	$7,702,853	$(624,220)	$(776,755)	$6,301,878
Reverse repurchase agreements	$12,911,367	$(8,637,685)	$4,273,682	$(111,791)	$(4,153,574)	$8,317

Liabilities at September 30, 2015
Derivative contracts	$4,762,399	$(4,504,522)	$257,877	$—	$—	$257,877
Securities lending arrangements	$3,645,195	$—	$3,645,195	$(624,220)	$(2,985,739)	$35,236
Repurchase agreements	$19,478,562	$(8,637,685)	$10,840,877	$(111,791)	$(9,263,393)	$1,465,693

Assets at December 31, 2014
Derivative contracts	$5,165,613	$(4,759,345)	$406,268	$—	$—	$406,268
Securities borrowing arrangements	$6,853,103	$—	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	$14,059,133	$(10,132,275)	$3,926,858	$(634,568)	$(3,248,817)	$43,473

Liabilities at December 31, 2014
Derivative contracts	$5,220,133	$(4,856,618)	$363,515	$—	$—	$363,515
Securities lending arrangements	$2,598,487	$—	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	$20,804,432	$(10,132,275)	$10,672,157	$(634,568)	$(8,810,770)	$1,226,819

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

(3)
At September 30, 2015, amounts include $6,266.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,068.1 million, and $1,438.7 million of repurchase agreements, for which we have pledged securities collateral of $1,484.0 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.  At December 31, 2014, amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill at September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$13,166	$14,528

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $183,145 and $155,548	465,225	493,501
Trademarks and tradename, net of accumulated amortization of $59,814 and $47,101	334,789	347,883
Supply contracts, net of accumulated amortization of $38,124 and $30,433	111,871	119,562
Other, net of accumulated amortization of $5,125 and $4,703	2,588	2,900
Total intangible assets, net	927,639	978,374

Goodwill:
National Beef	14,991	14,991
Jefferies	1,716,689	1,718,847
Other operations	8,551	8,551
Total goodwill	1,740,231	1,742,389

Total Intangible assets, net and goodwill	$2,667,870	$2,720,763

Amortization expense on intangible assets was $15.8 million and $16.3 million for the three months ended September 30, 2015 and 2014, respectively, and $48.3 million and $49.6 million for the nine months ended September 30, 2015 and 2014, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2015 (for the remaining three months) - $15.8 million; 2016 - $63.0 million; 2017 - $63.1 million; 2018 - $63.3 million; and 2019 - $63.1 million.

Goodwill and Intangibles Impairment Testing

We performed our annual impairment testing of Jefferies goodwill as of August 1, 2015. The quantitative goodwill impairment test is performed at our reporting unit level and consists of two steps. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit's goodwill to the carrying value. Our annual impairment test did not indicate an impairment of Jefferies goodwill.

We also performed our annual impairment testing of Jefferies intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2015. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as all other membership interests and registrations related to the Bache business. A qualitative assessment was performed on the remainder of Jefferies indefinite-life intangible assets. In applying the quantitative assessment, we recognized an impairment loss of $1.3 million on certain exchange memberships based on a decline in fair value at August 1, 2015. With regard to the qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.

Note 12.  Inventory

A summary of inventory at September 30, 2015 and December 31, 2014 which is classified as Other assets is as follows (in thousands):

	September 30, 2015	December 31, 2014

Finished goods	$266,296	$343,959
Work in process	38,702	40,951
Raw materials, supplies and other	39,767	37,993
	$344,765	$422,903

Note 13.  Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At

September 30, 2015 and December 31, 2014, $12.0 million and $12.0 million, respectively, was outstanding.  At September 30, 2015, the interest rate on short-term borrowings outstanding is 0.68% per annum.

On April 23, 2015, Jefferies entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon under which, the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for an additional six months upon our request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At September 30, 2015, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Parent Company Debt:
Senior Notes:
8.125% Senior Notes due September 15, 2015, $0 and $458,641 principal	$—	$457,723
5.50% Senior Notes due October 18, 2023, $750,000 principal	741,370	740,748
6.625% Senior Notes due October 23, 2043, $250,000 principal	247,018	246,991
Total long-term debt – Parent Company	988,388	1,445,462

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
3.875% Senior Notes, due November 9, 2015, $500,000 principal	501,630	507,944
5.5% Senior Notes, due March 15, 2016, $350,000 principal	355,600	363,229
5.125% Senior Notes, due April 13, 2018, $800,000 principal	833,352	842,359
8.5% Senior Notes, due July 15, 2019, $700,000 principal	812,894	832,797
2.375% Euro Senior Notes, due May 20, 2020, $561,250 and $622,175 principal	560,111	620,725
6.875% Senior Notes, due April 15, 2021, $750,000 principal	842,406	853,091
2.25% Euro Medium Term Notes, due July 13, 2022, $4,490 and $4,977 principal	3,996	4,379
5.125% Senior Notes, due January 20, 2023, $600,000 principal	621,505	623,311
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	380,172	381,515
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	347,685	348,568
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,811	513,046
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,734	421,960
Secured credit facility	—	170,000
National Beef Term Loan	318,750	345,000
National Beef Revolving Credit Facility	171,287	135,144
Other	184,428	119,399
Total long-term debt – subsidiaries	6,868,361	7,082,467

Long-term debt	$7,856,749	$8,527,929

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.3764 common shares (equivalent to a conversion price of approximately $44.69).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

At December 31, 2014, Jefferies had a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $750.0 million with availability subject to one or more borrowing bases.  The Jefferies Credit Facility contained certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, minimum tangible net worth and liquidity requirements amounts and minimum capital requirements.  Interest was based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of non-U.S. dollar borrowings, was based on the London Interbank Offered Rate.  The obligations of each borrower under the Credit Facility were secured by substantially all the assets of such borrower, but none of the borrowers was responsible for any obligations of any other borrower.  Jefferies terminated the Credit Facility on July 31, 2015, due to the exiting of the Bache business. For further information with respect to Jefferies use of the Credit Facility, see Note 27.

At September 30, 2015, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $375.0 million, which matures in October 2018.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At September 30, 2015, the interest rate on the outstanding term loan was 2.9% and the interest rate on the outstanding revolving credit facility was 2.9%.  The credit facility contains a minimum tangible net worth covenant; at September 30, 2015, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $20.1 million were outstanding at September 30, 2015.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At September 30, 2015, after deducting outstanding amounts and issued letters of credit, $115.7 million of the unused revolver was available to National Beef.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the nine months ended September 30, 2015 and 2014 (in thousands):

	2015	2014
As of January 1,	$184,333	$241,075
Income (loss) allocated to redeemable noncontrolling interests	(15,868)	966
Net distributions to redeemable noncontrolling interests	—	(2,765)
Increase (decrease) in fair value of redeemable noncontrolling interests credited to additional paid-in capital	8,306	(10,588)
Balance, September 30,	$176,771	$228,688

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At September 30, 2015, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.7%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of September 30, 2015 (dollars in millions):

	Discount Rates
Terminal Growth Rates	12.45%	12.70%	12.95%

1.75%	$180.7	$174.5	$168.6
2.00%	$183.1	$176.8	$170.7
2.25%	$185.6	$179.1	$172.9

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At September 30, 2015 and December 31, 2014, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed of $2.3 million and $2.4 million, respectively.

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

Note 16.  Common Shares and Compensation Plans

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provides for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors become exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  At September 30, 2015, 4,915,100 of our common shares were reserved for stock options and warrants.

Compensation and benefits expense included $19.0 million and $24.7 million for the three months ended September 30, 2015 and 2014, respectively, and $71.9 million and $87.5 million for the nine months ended September 30, 2015 and 2014, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $7.2 million and $9.0 million for the three months ended September 30, 2015 and 2014, respectively, and $26.5 million and $31.8 million for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, total unrecognized compensation cost related to nonvested share-based compensation plans was $49.7 million; this cost is expected to be recognized over a weighted-average period of 1.6 years.

The net tax detriment related to share-based compensation plans recognized in additional paid-in capital was $5.5 million during the nine months ended September 30, 2015 and was not significant during the three month 2015 period and the 2014 periods.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the three and nine months ended September 30, 2015 and 2014 were not significant.

At September 30, 2015, there were 2,107,000 shares of restricted stock outstanding with future service required, 4,036,000 RSUs outstanding with future service required, 8,633,000 RSUs outstanding with no future service required and 925,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 13,594,000.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014

Net unrealized gains on available for sale securities	$561,233	$577,588
Net unrealized foreign exchange losses	(45,415)	(26,771)
Net minimum pension liability	(99,963)	(103,735)
	$415,855	$447,082

For the nine months ended September 30, 2015 and 2014, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2015	2014

Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $5,230 and $(578)	$9,419	$(1,041)	Net realized securities gains

Net unrealized foreign exchange gains, net of income tax provision of $0 and $149	—	267	Loss from discontinued operations, net of income tax (benefit)

Amortization of defined benefit pension plan actuarial gains (losses), net of income tax benefit of $(1,959) and $(1,266)	(3,772)	(2,280)	Compensation and benefits, which includes pension expense. See the pension footnote for information on this component.

Total reclassifications for the period, net of tax	$5,647	$(3,054)

Note 18.  Pension Plans and Postretirement Benefits

The following table summarizes the components of net periodic pension cost charged to operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic pension cost:
Interest cost	$3,472	$3,769	$10,416	$11,317
Service cost	—	11	—	33
Expected return on plan assets	(2,690)	(2,536)	(8,071)	(7,609)
Actuarial losses	1,911	1,207	5,730	3,624
Net periodic pension cost	$2,693	$2,451	$8,075	$7,365

$1.0 million of employer contributions were paid during the nine months ended September 30, 2015.

In the third quarter of 2015, we launched a limited time voluntary lump sum offer to approximately 4,000 of the deferred vested participants of the WilTel Communications Pension Plan. For those participants electing to receive a lump sum payment, payments will be made on December 1, 2015 using pension plan assets. We anticipate recognizing a settlement charge in the fourth quarter of 2015, which is contingent on the acceptance rate of the participants.

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

Note 19.  Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions at September 30, 2015 was $194.7 million (including $42.1 million for interest), of which $146.2 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2011.  Our New York State and New York City income tax returns are currently being audited for the 2009 to 2011 period.  Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions.  Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions.  The statute of limitations with respect to Jefferies federal income tax returns has expired for all years through 2006.

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

For the three months ended September 30, 2015 and 2014, the provision (benefit) for income taxes includes $1.2 million and $11.2 million, respectively, for state income taxes and $2.3 million and $3.8 million, respectively, for foreign income taxes. For the nine months ended September 30, 2015 and 2014, the provision (benefit) for income taxes includes $10.8 million and $51.1 million, respectively for state income taxes and $5.0 million and $14.5 million, respectively, for foreign taxes. During the second quarter of 2015, we recorded a benefit of $12.8 million related to certain state and local net operating loss carryforwards which we now believe are more likely than not to be realized in the future, a significant portion of which results from recently enacted state and local tax law changes. This benefit is reflected in the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the provision for income taxes includes a tax benefit of $22.2 million related to the reduction of the valuation allowance with respect to certain net operating loss carryforwards, which we believe are more likely than not to be utilized before they expire.

Note 20.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National Corporation common shareholders	$(173,173)	$54,679	$223,992	$214,069
Allocation of earnings to participating securities (1)	—	(1,264)	(3,871)	(5,167)
Net income (loss) attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	(173,173)	53,415	220,121	208,902
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	—	(16)	(24)	(36)
Mandatorily redeemable convertible preferred share dividends	—	—	—	—
Interest on 3.75% Convertible Notes	—	—	—	739
Net income (loss) attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$(173,173)	$53,399	$220,097	$209,605

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	372,547	373,347	373,181	371,372
Stock options	—	28	6	54
Warrants	—	—	—	—
Mandatorily redeemable convertible preferred shares	—	—	—	—
3.875% Convertible Senior Debentures	—	—	—	—
3.75% Convertible Notes	—	—	—	1,839
Denominator for diluted earnings (loss) per share	372,547	373,375	373,187	373,265

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 6,320,200 and 8,925,200 for the three months ended September 30, 2015 and 2014, respectively, and 6,641,100 and 9,262,000 for the nine months ended September 30, 2015 and 2014, respectively.  Dividends declared on participating securities were $0.4 million and $0.5 million during the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $1.7 million during nine months ended September 30, 2015 and 2014, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 905,000 and 1,578,100 weighted-average shares of common stock were outstanding during the three months ended September 30, 2015 and 2014, respectively, and 1,074,200 and 1,581,700 weighted-average shares of common stock were outstanding during the nine months ended September 30, 2015 and 2014, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

For each period in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.

For the three and nine months ended September 30, 2015 and 2014, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

For the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 21.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout
Equity commitments (1)	$11.4	$107.7	$67.0	$48.8	$232.4	$467.3
Loan commitments (1)	5.0	356.0	450.3	52.3	—	863.6
Mortgage-related and other purchase commitments	472.4	1,553.1	576.4	—	—	2,601.9
Forward starting reverse repos and repos	2,712.6	—	—	—	—	2,712.6
Other unfunded commitments (1)	—	—	24.0	6.0	37.0	67.0
	$3,201.4	$2,016.8	$1,117.7	$107.1	$269.4	$6,712.4

(1)	Equity, loan and other unfunded commitments are generally presented by contractual maturity date. The amounts are however mostly available on demand.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of September 30, 2015, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $25.4 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); we committed to provide Folger Hill with a three-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of September 30, 2015, $6.9 million has been provided to Folger Hill under the revolving credit facility.

In August 2015, we expanded our asset management business to include 54 Madison Capital, LLC.  We made a capital commitment of $225.0 million to this new fund, which will target real estate projects.

Additionally, as of September 30, 2015, Jefferies had other equity commitments to invest up to $4.4 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of September 30, 2015, Jefferies has $613.6 million of outstanding loan commitments to clients.

Loan commitments outstanding as of September 30, 2015, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at September 30, 2015 was $187.7 million.

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

Contingencies

Jefferies Group Inc. Acquisition -- Seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group Inc. became our wholly-owned subsidiary.  The class actions named as defendants the Company, Jefferies Group, certain members of our board of directors, certain members of Jefferies Group’s board of directors and, in certain of the actions, certain transaction-related subsidiaries.  On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. While the defendants continue to deny each of the plaintiffs’ claims and deny any liability, the defendants entered into the settlement solely to settle and resolve their disputes, to avoid the costs and risks of further litigation and to avoid further distractions to our management. The terms of that settlement agreement provide for an aggregate payment of $70.0 million to certain former equity holders of Jefferies Group Inc., other than the defendants and certain of their affiliates, along with attorneys’ fees that were determined by the court to be $21.5 million. The settlement resolves all of the class-action claims in Delaware. As of November 2, 2015, all of the New York cases were finally dismissed.  We have made all payments on the $70.0 million aggregate settlement amount, and our insurers have covered the majority of the awarded attorneys' fees, all of which have been paid.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$19,403.8	$4,091.3	$408.6	$268.2	$440.0	$24,611.9
Written derivative contracts – credit related	—	—	50.6	1,904.9	20.0	1,975.5
Total derivative contracts	$19,403.8	$4,091.3	$459.2	$2,173.1	$460.0	$26,587.4

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$1,746.9	$—	$—	$—	$—	$—	$1,746.9
Single name credit default swaps	$—	$—	$22.0	$21.5	$134.5	$50.6	$228.6

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $620.0 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of September 30, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At September 30, 2015, the maximum amount payable under these guarantees is $28.8 million.
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

Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of September 30, 2015 was approximately $33.4 million.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At September 30, 2015, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $39.5 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $22.9 million at September 30, 2015.

Note 22.  Net Capital Requirements

Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA").  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC") which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,260,105	$1,177,141
Jefferies Execution	8,895	8,645

FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies LLC as an FCM. Effective September 21, 2015, the National Futures Association will be the DSRO for Jefferies as an FCM.

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are authorized and regulated by the Financial Conduct Authority in the United Kingdom.

The regulatory capital requirements referred to above may restrict Jefferies ability to withdraw capital from its regulated subsidiaries.

Note 23.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other Assets:
Notes and loans receivable (a)	$322,374	$325,809	$213,174	$217,171

Financial Liabilities:
Short-term borrowings (b)	12,000	12,000	12,000	12,000
Long-term debt (b)	7,856,749	7,735,906	8,527,929	8,806,700

(a)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)
Short-term borrowings and long-term debt:  The fair values of short-term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 24.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.  Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014 are loans to and/or equity investments in Private Equity Related Funds of $38.0 million and $60.7 million, respectively.  Net gains (losses) aggregating $(3.5) million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and net losses aggregating $27.7 million and $11.1 million for the nine months ended September 30, 2015 and 2014, respectively, were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21.

Berkadia Commercial Mortgage, LLC.  At September 30, 2015 and December 31, 2014, Jefferies has commitments to purchase $412.0 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

HRG Group, Inc.  As part of Jefferies loan secondary trading activities, it has unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $266.6 million and $232.0 million at September 30, 2015 and December 31, 2014, respectively.  Our Chairman also serves as HRG’s Chairman.
Officers, Directors and Employees.  We have $28.6 million and $20.1 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014, respectively.  Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At September 30, 2015 and December 31, 2014, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 27.7% and 23.7% of its cattle requirements under this agreement during the nine months ended September 30, 2015 and 2014, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the nine months ended September 30, 2015, sales to this affiliate were $24.4 million and purchases were $11.1 million.  During the nine months ended September 30, 2014, sales to this affiliate were $31.5 million and purchases were $9.9 million.  At September 30, 2015 and December 31, 2014, amounts due from and payable to these related parties were not significant.  Both of these arrangements are based on what we believe to be competitive market prices.

HomeFed.  As more fully described in Note 9, during 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at September 30, 2015.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.

See Note 9 for information on transactions with Jefferies Finance and Jefferies LoanCore.

Note 25.  Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2014 primarily consists of the Lake Charles clean energy project and Premier Entertainment Biloxi, LLC ("Premier"), through which we conducted our gaming operations. Discontinued operations for the three and nine months ended September 30, 2015 were not significant.

A summary of the results of discontinued operations is as follows for the three and nine months ended September 30, 2014 (in thousands):

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014

Revenues and other income:
Gaming entertainment	$3,394	$67,739
Investment and other income	3,763	4,675
	7,157	72,414
Expenses:
Direct operating expenses – Gaming entertainment	1,526	48,877
Compensation and benefits	1,450	4,508
Depreciation and amortization	591	5,208
Selling, general and other expenses	12,323	42,783
	15,890	101,376

Loss from discontinued operations before income taxes	(8,733)	(28,962)
Income tax (benefit)	(3,057)	(10,137)
Loss from discontinued operations after income taxes	$(5,676)	$(18,825)

Gain on disposal of discontinued operations primarily relates to a reversal of a legal reserve in the 2015 periods and the sale of Premier in the 2014 periods.

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

All other consists of our other financial services businesses and investments and our other merchant banking businesses and investments.  Our other financial services businesses and investments include the Leucadia asset management platform, specialty finance companies, the commercial mortgage banking investment, the investment in HomeFed and the investment in FXCM.  Our other merchant banking businesses and investments primarily include manufacturing, oil and gas exploration and development, real estate, and our investments in fixed wireless broadband services, automobile dealerships, and our gold and silver mining project.

Certain information concerning our segments for the three and nine months ended September 30, 2015 and 2014 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$580,484	$840,350	$1,964,356	$2,460,165
National Beef	1,864,030	1,983,349	5,714,914	5,879,820
Corporate and other	2,572	10,150	36,732	43,353
Total net revenues related to reportable segments	2,447,086	2,833,849	7,716,002	8,383,338
All other	(80,990)	169,794	695,240	414,792
Intercompany eliminations	—	—	(21,000)	—
Total consolidated net revenues	$2,366,096	$3,003,643	$8,390,242	$8,798,130

Pre-tax income (loss) from continuing operations:
Reportable Segments:
Jefferies	$3,337	$133,917	$107,606	$415,855
National Beef	(31,680)	26,308	(74,665)	4,813
Corporate and other	(25,973)	(104,433)	(31,999)	(134,114)
Pre-tax income (loss) from continuing operations related to reportable segments	(54,316)	55,792	942	286,554
All other	(195,271)	86,648	385,651	180,444
Parent Company interest	(22,598)	(24,281)	(71,208)	(73,824)
Total consolidated pre-tax income (loss) from continuing operations	$(272,185)	$118,159	$315,385	$393,174

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$24,165	$19,495	$68,741	$54,909
National Beef	22,529	21,479	66,397	63,434
Corporate and other	923	1,479	2,826	4,155
Total depreciation and amortization expenses related to reportable segments	47,617	42,453	137,964	122,498
All other	10,849	4,011	28,182	10,096
Total consolidated depreciation and amortization expenses	$58,466	$46,464	$166,146	$132,594

All other revenue and pre-tax income from continuing operations in the above table include $(113.2) million and $461.3 million of unrealized and realized gains relating to our investment in FXCM for the three and nine months ended September 30, 2015, respectively.

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended September 30, 2015 and 2014, interest expense classified as a component of Expenses was primarily comprised of National Beef ($3.7 million and $3.7 million, respectively) and parent company interest ($22.6 million and $24.3 million, respectively). For the nine months ended September 30, 2015 and 2014, interest expense classified as a component of Expenses was primarily comprised of National Beef ($12.1 million and $10.7 million, respectively) and parent company interest ($71.2 million and $73.8 million, respectively).

Note 27.  Exit Costs

Jefferies Bache.  On April 9, 2015, Jefferies entered into an agreement with Société Générale S.A. (the "Agreement") to transfer certain client exchange and over-the-counter transactions associated with Jefferies futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  The transfer was subject to customary closing conditions for a transaction of this nature.  In addition, Jefferies initiated a plan to substantially exit the remaining aspects of its futures business. At September 30, 2015, Jefferies has transferred virtually all of its client accounts to Société Générale S.A. and other brokers. Jefferies substantially completed the exit of the Bache business during its third quarter of 2015.

In addition, Jefferies terminated its $750.0 million credit facility on July 31, 2015. During the three and nine months ended September 30, 2015, Jefferies recognized costs of $2.7 million and $3.8 million, respectively, related to the Credit Facility.

During the three and nine months ended September 30, 2015, Jefferies recorded restructuring and impairment costs as follows (in thousands):

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015

Severance costs	$11,373	$26,932
Accelerated amortization of restricted stock and restricted cash awards	2,442	6,902
Accelerated amortization of capitalized software	6,719	12,979
Contract termination costs	11,216	11,216
Selling, general and other expenses	1,523	3,814
Total	$33,273	$61,843

Of the above costs, $10.2 million and $21.0 million for the three and nine months ended September 30, 2015, respectively, are of a non-cash nature.

Restructuring and exit costs are wholly attributed to Jefferies Capital Markets business. Severance costs and amortization of restricted stock and restricted cash awards are recorded as Compensation and benefits, amortization of capitalized software is recorded as Depreciation and amortization and contract termination costs are recorded as Selling, general and other expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Jefferies expects to incur approximately an additional $12.0 million of restructuring and exit costs through the remainder of 2015 in connection with its exit activities comprised of severance and related benefits, including additional amortization for restricted stock and restricted cash awards, contract termination costs and additional amortization of capitalized software.

The following summarizes Jefferies restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Impairments	Total
Balance at March 31, 2015	$—	$—	$—	$—
Expenses	26,932	2,735	11,216	40,883	$6,902	$12,979	$1,079	$61,843
Payments	(13,770)	(2,507)	(11,213)	(27,490)
Liability at September 30, 2015	$13,162	$228	$3	$13,393

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our third quarter and year to date results in 2015 were primarily impacted by the mark to market decrease in HRG, the continued effects of cattle-herd rebuilding at National Beef and the challenges from Jefferies Fixed Income results. The third quarter was also impacted by a fair value adjustment which decreased the value of our investment in FXCM. The balance of our businesses are either contributing well to our results or continue to create long-term value. We are pleased that our more established businesses, including Berkadia, Garcadia, Conwed and Idaho Timber, continue to provide strong returns. We are encouraged by the direction and momentum at HRG and FXCM, and look forward to meaningful progress in the fourth quarter and 2016. We are optimistic we will see meaningful improvement at Jefferies and National Beef in 2016.

A summary of results of continuing operations for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Pre-tax income (loss) from continuing operations:
Jefferies	$3,337	$133,917	$107,606	$415,855
National Beef	(31,680)	26,308	(74,665)	4,813
Corporate and Other	(25,973)	(104,433)	(31,999)	(134,114)
Other Financial Services Businesses and Investments	(150,644)	23,550	462,649	68,158
Other Merchant Banking Businesses and Investments	(44,627)	63,098	(76,998)	112,286
Parent Company Interest	(22,598)	(24,281)	(71,208)	(73,824)
Total consolidated pre-tax income (loss) from continuing operations	$(272,185)	$118,159	$315,385	$393,174

Jefferies

Jefferies is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$580,484	$840,350	$1,964,356	$2,460,165

Expenses:
Compensation and benefits	336,499	477,268	1,183,481	1,390,043
Floor brokerage and clearing fees	45,307	55,967	159,100	159,500
Depreciation and amortization	24,165	19,495	68,741	54,909
Selling, general and other expenses	171,176	153,703	445,428	439,858
Total expenses	577,147	706,433	1,856,750	2,044,310

Income before income taxes	$3,337	$133,917	$107,606	$415,855

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

The following provides a summary of net revenues by source included in our three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Equities	$203,582	$170,176	$635,810	$532,117
Fixed income	(16,998)	196,519	263,079	702,068
Total sales and trading	186,584	366,695	898,889	1,234,185
Investment banking:
Capital markets:
Equities	127,051	93,309	314,927	271,773
Debt	113,928	175,597	329,274	495,635
Advisory	148,841	196,286	421,676	443,253
Total investment banking	389,820	465,192	1,065,877	1,210,661
Other	4,080	8,463	(410)	15,319

Total net revenues	$580,484	$840,350	$1,964,356	$2,460,165

Net Revenues

The decrease in net revenues for Jefferies three months ended September 30, 2015 primarily reflects negative fixed income revenues compared with positive net revenues in the prior year quarter, as certain products were negatively impacted by market conditions. The decrease was also due to lower investment banking revenues as a result of lower transaction volume, partially offset by higher equities revenues, primarily from net mark-to-market gains from certain equity holdings. Investment banking revenues for the third quarter of 2015 were down compared to the same period in 2014 due to lower debt capital markets and advisory revenues, partially offset by higher equity capital markets revenues. Jefferies fixed income results reflected negative revenues for its third quarter of 2015 compared with positive revenues in the prior year quarter, primarily reflecting the slow market environment and increased volatility with concerns about a possible Greek exit from the Euro and the slowdown of economic growth in China. The wind-down of Jefferies Bache business also contributed to the decline in fixed income revenues. Results in the three month 2015 period reflect higher revenues in Jefferies equity business compared with the comparable period in 2014. In the third quarter of 2015, Jefferies reduced its position in KCG Holdings, Inc. (“KCG”) by tendering 6.5 million shares at $14 per share, resulting in proceeds of $91.5 million in cash. The results in the third quarter of 2015 also include a net loss of $28.3 million from its investment in KCG compared with a loss of $6.5 million in the prior year quarter from its investment in KCG.

The decrease in Jefferies net revenues for the nine month 2015 period primarily reflects lower fixed income revenues, as a result of lower levels of trading activity due to challenging market conditions and global economic pressures and fewer new issuances in leveraged finance capital markets, respectively. Investment banking revenues for the nine month 2015 period were down compared with the comparable period in 2014, due to a decrease in debt capital markets revenues and lower advisory revenues, partially offset by higher equity capital markets revenues. Overall, capital markets revenues decreased from the comparable period in 2014, primarily due to lower transaction volume in the leveraged finance capital markets. Fixed income revenues for the nine month 2015 period were down compared with the comparable 2014 period, primarily due to tighter trading conditions across most core businesses and losses in Jefferies high yield distressed sales and trading business. Results in the nine month 2015 period reflect higher revenues in Jefferies equities business compared with the comparable period in 2014. In the third quarter of 2015, Jefferies reduced its position in KCG by tendering 6.5 million shares at $14 per share, resulting in proceeds of $91.5 million in cash. The nine months 2015 results included net gains of $26.7 million from its investment in KCG, compared with gains of $20.0 million in aggregate in the comparable period in 2014 from its investments in KCG and HRG Group, Inc. ("HRG").

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue is heavily dependent on the overall level of trading activity of its clients.  Equities revenue also includes Jefferies share of the net earnings from its joint venture investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore, LLC (“Jefferies LoanCore”), which are accounted for under the equity method, as well as any changes in the value of its investments in KCG and HRG, which are accounted for at fair value.

Equities revenue for the three months ended September 30, 2015 and 2014 include losses of $28.3 million and $6.5 million, respectively, from Jefferies investment in KCG.

During the third quarter of 2015, U.S. equity market conditions were characterized by a downward trend in stock prices. In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average decreased. In Europe and Asia, the recovery remains gradual and economic developments vary across regions. Lower revenues from equity block trading contributed to the decline in revenues from Jefferies U.S. equity cash desk. Reduced volatility led to lower trading revenues in Jefferies equity options desk. Offsetting the decline in trading revenues were net mark-to-market gains from other equity inventory positions for the three month 2015 period as well as robust performance from Jefferies electronic trading platform, as a result of increased trading volumes, contributing to the increase in commissions. Equities revenues from the Jefferies LoanCore joint venture increased during the three month 2015 period as compared to the prior year quarter due to an increase in loan closings and syndications by the venture over the comparable period, while revenues from the Jefferies Finance joint venture in the three month 2015 period declined slightly from the comparable prior year quarter.

Equities revenue for the nine month 2015 period increased primarily due to net mark-to-market gains from certain equity inventory positions, as well as higher revenues from Jefferies electronic trading and Asia equity cash decks. This was partially offset by lower revenues from equity block trading results from Jefferies U.S. equity cash desk. The results for the nine month 2015 period include gains of $26.7 million from Jefferies investment in KCG compared with gains of $20.0 million in aggregate in the comparable period in 2014 from its investments in KCG and HRG; as well as net overall gains from certain equity holdings as compared to the prior year nine month period. Additionally, during the first quarter of 2014, Jefferies recognized a mark-to-market gain of $12.2 million in connection with its investment in CoreCommodity Management LLC, which was transferred to Leucadia on February 28, 2014.

Equities revenue from the LoanCore and Jefferies Finance joint ventures increased during the nine month 2015 period as compared to the same period in 2014 due to higher loan closings and securitizations.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Jefferies fixed income results reflected negative revenues for its third quarter of 2015 compared with positive revenues in the prior year quarter. The third quarter of 2015 was characterized by volatility in the treasury markets, fluctuating expectations as to future Federal Reserve interest rate increases and depressed oil prices impacting the credit markets in the energy sector. Weak global economic data and the slowdown of China's economic growth, the risk of the Greek exit from the European Union and further economic uncertainty from volatility in currency and energy markets added compounded concerns with respect to the global economy.

During the third quarter of 2015, the uncertainty in the global economy coupled with lower energy prices led to mark-to-market write-downs in Jefferies inventory, resulting in losses in its high yield distressed sales and trading businesses. Transaction volumes and revenues improved in Jefferies rates and investment grade corporates businesses as volatility caused attractive yields and new interest. However, that same volatility negatively impacted the municipal securities business as prices declined and the sector experienced overall net cash outflows. Jefferies mortgages business was also negatively impacted by market volatility as credit spreads tightened for these asset classes and expectations of future rate increases resulted in lower trading volumes and revenues. In addition, futures sales and trading revenues declined as Jefferies executed the wind down of this platform.

Fixed income revenue declined in the nine month 2015 period compared with the same period in 2014 primarily due to tighter trading conditions across most core businesses and losses in Jefferies high yield distressed sales and trading business.

During the nine month 2015 period, the fixed income markets were impacted at various points by geopolitical concerns in the Middle East, the potential of a Greece default, and economic uncertainty caused by volatility in currency and energy markets. Uncertainty as to the timing of potential interest rate increases by the Federal Reserve and extremely low rates globally drove investors to seek spread and yield primarily in more liquid investments. Most of Jefferies core fixed income businesses were negatively impacted during the nine month 2015 period by the uncertainty and market conditions, as investors focused on liquidity resulting in overall lower trading revenues as compared to the nine month 2014 period. In addition, results in Jefferies distressed trading businesses were negatively impacted by its position in the energy sector. Revenues from future sales and trading were also reduced in the nine month 2015 period from that of the comparable prior year period given Jefferies decision to exit this business activity. Partially offsetting the decrease was an increase in transaction volumes and revenues in Jefferies rates and corporates businesses for the nine month 2015 period as compared to the prior year nine month period.

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

Investment banking revenue for the third quarter of 2015 decreased compared to the same period in 2014 primarily due to a decrease in debt capital markets transaction volume and the dollar value of advisory transactions, partially offset by higher equity capital markets revenues. Overall, capital markets and advisory revenues both decreased compared to the prior year quarter.

During the third quarter of 2015, Jefferies generated $127.1 million and $113.9 million in revenues from equity and debt capital raising activities, respectively. During that period, Jefferies completed 297 public and private debt financings that raised $49.8 billion in aggregate and completed 53 public equity and convertible offerings that raised $15.8 billion (50 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $148.8 million, including revenues from 44 merger and acquisition transactions with an aggregate transaction value of $25.3 billion.

During the third quarter of 2014, Jefferies generated $93.3 million and $175.6 million in revenues from equity and debt capital raising activities, respectively. During that period, Jefferies completed 333 public and private debt financings that raised $62.7 billion in aggregate and completed 61 public equity and convertible offerings that raised $27.9 billion (53 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $196.3 million, including revenues from 38 merger and acquisition transactions with an aggregate transaction value of $32.2 billion.

Investment banking revenue decreased for the nine month 2015 period compared to the same period in 2014, reflecting a decrease in Jefferies debt capital market revenues, as well as lower advisory revenues, partially offset by higher equity capital market revenues. Overall, capital markets revenues decreased from the comparable nine month period in 2014, primarily due to lower transaction volume in key segments of the leveraged finance market. Advisory revenues decreased in the nine month 2015 period due to a decrease in the dollar value of transactions.

During the nine month 2015 period, Jefferies generated $314.9 million and $329.3 million in revenues from equity and debt capital raising activities, respectively. During that period, Jefferies completed 804 public and private debt financings that raised $161.2 billion in aggregate and completed 151 public equity and convertible offerings that raised $37.4 billion (138 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $421.7 million, including revenues from 116 merger and acquisition transactions with an aggregate transaction value of $82.6 billion.

During the nine month 2014 period, Jefferies generated $271.8 million and $495.6 million in revenues from equity and debt capital raising activities, respectively. During that period, Jefferies completed 845 public and private debt financings that raised $195.8 billion in aggregate and completed 144 public equity and convertible offerings that raised $51.9 billion (121 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $443.3 million, including revenues from 96 merger and acquisition transactions and ten restructuring and recapitalization transactions with an aggregate transaction value of $98.2 billion.

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $53.2 million and $196.7 million for the three and nine month 2015 periods, respectively, and $55.4 million and $183.6 million for the three and nine month 2014 periods, respectively.  In addition, compensation and benefits expense includes $4.2 million and $11.0 million for the three and nine month 2015 periods, respectively, and $3.4 million and $11.0 million for the three and nine month 2014 periods, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.

Compensation and benefits expense directly related to Jefferies Bache business was $22.1 million and $22.6 million for the three month 2015 and 2014 periods, respectively, and $80.6 million and $76.8 million for the nine month 2015 and 2014 periods, respectively. Included within Compensation and benefits expense for the Bache business for the three and nine month 2015 periods are severance, retention and related benefits costs of $13.8 million and $33.8 million, respectively, incurred as part of decisions surrounding the exit of this business. Jefferies anticipates that its exit activities will be substantially completed during the remainder of fiscal 2015 and estimates additional compensation-related exit costs of $4.4 million.

Compensation and benefits as a percentage of Net revenues was 58.0% and 60.2% for the three and nine month 2015 periods, respectively, and 56.8% and 56.5% for the three and nine month 2014 periods, respectively.

Non-Compensation Expenses

Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, bad debt provision, impairment charges, depreciation and amortization expense and other costs.  All of these expenses, other than floor brokerage and clearing fees and depreciation and amortization expense, are included within Selling, general and other expenses in the Consolidated Statements of Operations. Floor brokerage and clearing expenses are generally reflective of the trading volumes in Jefferies equities trading businesses.

Non-compensation expenses increased in the third quarter of 2015, primarily due to higher technology and communications expenses, partially offset by a decrease in floor brokerage and clearing expenses and professional services. Technology and communication expenses increased primarily due to contract termination costs related to the Jefferies Bache business and accelerated amortization expense related to capitalized software. Floor brokerage and clearing expenses declined in the third quarter of 2015 compared to the same period in 2014, primarily reflecting the wind down of the Jefferies Bache business.

For the nine month 2015 period, non-compensation expenses increased due to higher technology and communication expenses related to accelerated amortization expense and contract termination costs related to the Jefferies Bache business. This was partially offset by a decrease in occupancy and equipment rental expense, primarily due to lower rent expenses and a decrease in professional services, reflecting lower legal and consulting fees related to implementing various regulatory requirements.

Non-compensation expenses associated directly with the activities of the Bache business were $37.7 million and $36.1 million for the three month periods in 2015 and 2014, respectively. Jefferies estimates that it will incur exit costs associated with the termination of various technology and other vendor contracts specifically pertaining to the Bache business as well as recognize incremental capitalized software amortization expense of approximately $7.4 million over the remainder of fiscal 2015 as it continues the wind-down of the Bache operations. Non-compensation expenses associated directly with the activities of the Bache business were $114.8 million and $104.5 million for the nine month 2015 and 2014 periods, respectively.

National Beef

A summary of results of operations for National Beef for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$1,864,030	$1,983,349	$5,714,914	$5,879,820

Expenses:
Cost of sales	1,849,028	1,917,114	5,658,685	5,750,763
Compensation and benefits	8,856	8,816	26,351	29,975
Interest	3,732	3,747	12,118	10,660
Depreciation and amortization	22,529	21,479	66,397	63,434
Selling, general and other expenses	11,565	5,885	26,028	20,175
Total expenses	1,895,710	1,957,041	5,789,579	5,875,007

Income (loss) before income taxes	$(31,680)	$26,308	$(74,665)	$4,813

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

Revenues in the three and nine month 2015 periods decreased in comparison to the same periods in 2014, due primarily to lower sales volume, as fewer cattle were processed. In the three month 2015 period, the decline in revenues also reflected a decrease in selling prices. Additionally, during the three and nine month 2015 periods, decreases to revenues of $34.1 million and $36.4 million were recorded as a result of mark-to-market adjustments on National Beef's futures position due to a significant drop in live cattle futures prices late in the third quarter. For the nine month 2015 period, the decline in sales volume was partially offset by higher selling prices. The change in cost of sales during the three month 2015 period as compared to the same period in 2014, primarily reflects a decline in the number of cattle processed and a decrease in the price of cattle. For the nine month 2015 period the cost of sales declined compared to 2014, due to fewer cattle processed that was partially offset by an increase in the price of cattle. As a result, gross margin was compressed and pre-tax results were adversely impacted.

Corporate and Other Results

A summary of results of operations for corporate and other for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$2,572	$10,150	$36,732	$43,353

Expenses:
Compensation and benefits	18,359	22,411	56,026	63,622
Depreciation and amortization	923	1,479	2,826	4,155
Selling, general and other expenses	9,564	89,654	10,975	110,824
Total expenses	28,846	113,544	69,827	178,601

Income (loss) before income taxes and income related to associated companies	(26,274)	(103,394)	(33,095)	(135,248)
Income related to associated companies	301	(1,039)	1,096	1,134
Pre-tax income (loss) from continuing operations	$(25,973)	$(104,433)	$(31,999)	$(134,114)

Net revenues include net realized securities gains of $0.2 million and $24.4 million for the three and nine months ended September 30, 2015, in comparison to $3.8 million and $20.9 million for the same periods in 2014. Net revenues also include interest income of $1.9 million and $9.5 million for the three and nine months ended September 30, 2015, versus $5.2 million and $17.5 million for the three and nine months ended September 30, 2014.

Compensation and benefits includes accrued estimated incentive bonus expense of $4.4 million and $15.4 million for the three and nine months ended September 30, 2015, in comparison to $7.1 million and $20.7 million for the same periods in 2014. Share-based compensation expense was $5.1 million and $17.1 million for the three and nine months ended September 30, 2015, and $6.7 million and $19.5 million for the three and nine months ended September 30, 2014.

Selling, general and other expenses for the nine month 2015 period reflects a reduction of $20.1 million in insurance payments covering previously expensed legal fees. Selling, general and other expenses for the 2014 periods include a charge relating to the agreement to settle certain litigation, for an aggregate payment of $70.0 million plus legal fees.

Income related to associated companies is comprised of our share of various investee’s underlying net income or loss, none of which is significant during the three and nine months ended September 30, 2015 and 2014.

Other Financial Services Businesses and Investments

A summary of results for other financial services businesses and investments for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$(147,240)	$10,931	$465,028	$30,859

Expenses:
Compensation and benefits	5,598	2,597	19,279	7,516
Interest	1,972	821	4,909	1,816
Depreciation and amortization	2,306	1,258	5,669	2,757
Selling, general and other expenses	10,596	3,701	38,614	10,154
Total expenses	20,472	8,377	68,471	22,243

Income (loss) before income taxes and income related to associated companies	(167,712)	2,554	396,557	8,616
Income related to associated companies	17,068	20,996	66,092	59,542
Pre-tax income (loss) from continuing operations	$(150,644)	$23,550	$462,649	$68,158

Our other financial services businesses and investments include the consolidated results of certain Leucadia Asset Management fund managers, the returns on our investments in these funds, our share of the income of Berkadia, our investment in FXCM and our share of the income of HomeFed.

As more fully discussed in Note 3 to our consolidated financial statements, in January 2015, we entered into a credit agreement with FXCM Inc. ("FXCM"), for a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  We are accounting for our loan and rights at fair value.  Our $113.2 million fair value adjustment loss in the third quarter reduced our cumulative gains from our FXCM investment during 2015 to $461.3 million, which is recorded within Principal transactions revenues. This reflects the decrease in the publicly traded share price of FXCM, which impacted the estimated value of the derivative portion our investment.  Net revenues in other financial services businesses and investments also reflect a loss of $34.0 million and revenues of $3.7 million for the three and nine months ended September 30, 2015, in comparison to revenues of $10.9 million and $30.9 million for the same periods in 2014. The year-over-year change primarily reflects investments recorded at market value.

Selling, general and other expenses for the nine months ended September 30, 2015 include $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM, and which Jefferies recognized in net revenues during the first quarter.  These intercompany fees have been eliminated in our consolidated results.

Income related to Berkadia was $15.7 million and $67.8 million for the three and nine months ended September 30, 2015, and $20.0 million and $58.4 million for the same periods in 2014. Our share of HomeFed’s results was not significant during these periods.

Other Merchant Banking Businesses and Investments

A summary of results for other merchant banking businesses and investments for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$66,250	$158,863	$230,212	$383,933

Expenses:
Cost of sales	88,260	84,665	251,193	238,022
Compensation and benefits	6,183	5,543	18,497	15,479
Interest	647	650	1,834	919
Depreciation and amortization	8,543	2,753	22,513	7,339
Selling, general and other expenses	14,118	11,114	40,486	33,510
Total expenses	117,751	104,725	334,523	295,269

Income (loss) before income taxes and income related to associated companies	(51,501)	54,138	(104,311)	88,664
Income related to associated companies	6,874	8,960	27,313	23,622
Pre-tax income (loss) from continuing operations	$(44,627)	$63,098	$(76,998)	$112,286

Our other merchant banking operations include the consolidated results of Vitesse Energy and Juneau Energy (oil and gas exploration and development) and Conwed Plastics and Idaho Timber (manufacturing companies).  It also includes our equity investments in Garcadia (automobile dealerships), Linkem (fixed wireless services in Italy) and Golden Queen (a gold and silver mining project), as well as our ownership of HRG Group ("HRG") shares, which is accounted for at fair value, and impacts our results through its mark-to-market adjustment reflected within net revenues.

Net revenues and pre-tax results decreased in the three and nine month 2015 periods compared to 2014, primarily due to a decline in the value of our investment in HRG. We classified HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues. Unrealized gains (losses) of $(59.2) million and $17.5 million for the three months ended September 30, 2015 and 2014, and $(113.2) million and $49.7 million for the nine months ended September 30, 2015 and 2014 were recorded as a result of the change in fair value of our investment. These year-over-year declines were partially offset by increased oil and gas exploration and development revenues.

Income Taxes

We recorded an income tax benefit of $90.3 million for the three months ended September 30, 2015, and an income tax expense of $59.9 million for the same period during 2014. During the first nine months of 2015, we recorded a benefit of $12.8 million related to certain state and local net operating loss carryforwards which we now believe are more likely than not to be realized in the future, a significant portion of which results from recently enacted state and local tax law changes. For the three and nine months ended September 30, 2014, the provision for income taxes includes a tax benefit of $22.2 million related to the reduction of the valuation allowance with respect to certain net operating loss carryforwards, which we believe are more likely than not to be utilized before they expire. For the nine months ended September 30, 2015 and 2014, our provisions for income taxes were $107.8 million and $163.9 million, representing an effective tax rate of about 34% and 42%.

Discontinued Operations

Our loss from discontinued operations, net of income tax, totaled $5.7 million and $18.8 million in the three and nine months ended September 30, 2014, and consisted primarily of $7.8 million and $26.4 million of losses related to our Lake Charles clean energy project, offset by income of about $0.2 million and $6.1 million from Premier. Our income from discontinued operations in the three and nine months ended September 30, 2015 was not significant.

Gain on disposal of discontinued operations primarily relates to a reversal of a legal reserve in the 2015 periods and the sale of Premier in the 2014 periods.

For further information, see Note 25 to our consolidated financial statements.

Selected Balance Sheet Data

In addition to preparing our Consolidated Statements of Financial Condition in accordance with U.S. GAAP, we also review the tangible capital associated with each of our businesses and investments, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that this presentation is meaningful because it is consistent with the way we view our businesses and investments. We define tangible capital as Total Leucadia National Corporation shareholders' equity less Intangible assets, net and goodwill.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	September 30, 2015	December 31, 2014
Jefferies	$3,582,526	$3,513,905

National Beef	72,228	106,143

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	531,499	155,155
FXCM	613,000	—
HomeFed	235,758	236,572
Berkadia	198,710	208,511
Foursight and Chrome	66,491	60,737
Total Other Financial Services Businesses and Investments	1,645,458	660,975

Other Merchant Banking Businesses and Investments:
HRG	546,618	659,856
Vitesse Energy	266,005	246,456
Juneau Energy	210,616	175,846
Garcadia	186,533	183,477
Linkem	141,690	159,054
Golden Queen	80,954	69,929
Idaho Timber	74,366	70,335
Conwed	48,619	41,140
Other	27,125	(21,373)
Total Other Merchant Banking Businesses and Investments	1,582,526	1,584,720

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	814,868	1,715,652

Total Tangible Capital	$7,697,606	$7,581,395

(1) Leucadia Asset Management does not include $320 million at September 30, 2015 and $400 million at December 31, 2014 of highly liquid marketable securities that are available for sale immediately. These highly liquid marketable securities are included in Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt.

Below is a brief description of the captions in the table above:
•Jefferies is our consolidated wholly-owned global full service, integrated securities and investment banking firm.

•	National Beef is our consolidated 79% owned subsidiary that processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets.

•	Other Financial Services Businesses and Investments include:

◦	Leucadia Asset Management platform seeds and develops focused alternative asset management businesses led by distinct management teams.

◦
Our investment in FXCM Inc. consists of a two-year senior secured term loan ($202.9 million outstanding at September 30, 2015), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.

◦	Our approximately 65% equity method interest in HomeFed, owns and develops real estate projects. HomeFed is a public company traded on the NASD OTC Bulletin Board.

◦
Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway, originates and brokers commercial real estate loans primarily in respect of multi-family housing units and services commercial real estate loans in the U.S.

◦
Foursight Capital purchases automobile installment contracts originated by franchised dealerships in conjunction with the sale of new and used automobiles and services these loans throughout their life cycle. Chrome Capital is a lessor of used Harley-Davidson motorcycles in the U.S. We consolidate both of these subsidiaries.

•	Other Merchant Banking Businesses and Investments include:

◦
Approximately 23% of HRG, a diversified holding company that operates in four business segments: consumer products, insurance, energy and asset management.  Its consumer products segment contains an approximate 58% ownership stake in Spectrum Brands, a global consumer products company. Its insurance segment includes an approximate 81% ownership stake in Fidelity & Guaranty Life, as to which HRG is exploring strategic alternatives. HRG is a public company traded on the NYSE and we reflect this investment at fair value.

◦	Vitesse Energy, LLC is our 96% owned consolidated subsidiary that acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota.

◦
Juneau Energy, LLC, a 98% owned consolidated subsidiary, engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas. Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.

◦	Garcadia is an equity method joint venture that owns and operates 27 automobile dealerships in the U.S. We own approximately 75%.

◦
We own approximately 42% of the common shares of Linkem and a convertible note which, if converted, would increase our ownership to approximately 55% of Linkem’s common shares. Linkem provides residential broadband services using WiMAX and LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

◦
Conwed Plastics is our consolidated subsidiary that manufactures and markets lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes. In 2014, Conwed acquired 80% of Filtrexx, a manufacturer and marketer of a knitted sock product with numerous applications in sediment control and storm water management, and 100% of Weaver Express, the leading installer of Filtrexx's knitted sock projects.

◦
Golden Queen Mining Company, LLC owns the Soledad Mountain project, a fully-permitted, open pit, heap leach gold and silver project in Kern County, California. We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen Mining Company, LLC for the development and operation of the project. Our effective ownership of Golden Queen Mining Company, LLC is approximately 35% and is accounted for under the equity method.

◦
Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal product lines: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.

•
Corporate liquidity and other assets, net of Corporate liabilities primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset) and cash and cash equivalents, net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

The tables below reconcile tangible capital to our U.S. GAAP balance sheet (in thousands):

	September 30, 2015
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,441,785	$19,870	$13,597	$37,763	$46,286	$—	$3,559,301
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	904,009	—	—	—	—	—	904,009
Financial instruments owned	18,892,372	5,081	662,360	551,317	675,767	—	20,786,897
Investments in managed funds	86,765	—	489,381	—	54,950	(26,265)	604,831
Loans to and investments in associated companies	782,063	—	468,778	433,830	19,075	—	1,703,746
Securities borrowed	7,702,853	—	—	—	—	—	7,702,853
Securities purchased under agreements to resell	4,273,682	—	—	—	—	—	4,273,682
Receivables	3,661,996	226,849	284,121	61,889	51,665	—	4,286,520
Property, equipment and leasehold improvements, net	243,294	388,684	11,091	47,460	26,377	—	716,906
Intangible assets, net and goodwill	1,947,321	656,362	400	63,787	—	—	2,667,870
Deferred tax asset, net	375,469	—	—	—	1,247,321	—	1,622,790
Other assets	511,905	359,831	61,392	681,341	69,864	—	1,684,333
Total Assets	42,823,514	1,656,677	1,991,120	1,877,387	2,191,305	(26,265)	50,513,738

Total liabilities	37,261,365	751,316	339,579	179,928	1,251,437	—	39,783,625
Redeemable noncontrolling interests	—	176,771	—	2,290	—	—	179,061
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	32,302	—	5,683	48,856	—	(26,265)	60,576
Total Leucadia National Corporation shareholders' equity	$5,529,847	$728,590	$1,645,858	$1,646,313	$814,868	$—	$10,365,476

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,529,847	$728,590	$1,645,858	$1,646,313	$814,868	$—	10,365,476
Less: Intangible assets, net and goodwill	(1,947,321)	(656,362)	(400)	(63,787)	—	—	(2,667,870)
Tangible Capital	$3,582,526	$72,228	$1,645,458	$1,582,526	$814,868	$—	$7,697,606

	December 31, 2014
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$4,079,710	$15,627	$8,974	$33,100	$139,364	$—	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,444,674	—	—	—	—	—	3,444,674
Financial instruments owned	18,636,612	—	47,609	659,856	1,877,182	—	21,221,259
Investments in managed funds	74,365	—	105,954	—	126,571	(25,420)	281,470
Loans to and investments in associated companies	773,141	—	480,293	443,302	15,832	—	1,712,568
Securities borrowed	6,853,103	—	—	—	—	—	6,853,103
Securities purchased under agreements to resell	3,926,858	—	—	—	—	—	3,926,858
Securities received as collateral	5,418	—	—	—	—	—	5,418
Receivables	3,414,526	225,340	183,582	54,006	57,371	—	3,934,825
Property, equipment and leasehold improvements, net	251,957	394,984	10,164	48,547	20,724	—	726,376
Intangible assets, net and goodwill	1,960,628	690,303	400	69,432	—	—	2,720,763
Deferred tax asset, net	399,597	—	—	—	1,312,938	—	1,712,535
Other assets	743,219	392,267	37,116	571,502	91,165	(27,985)	1,807,284
Total Assets	44,563,808	1,718,521	874,092	1,879,745	3,641,147	(53,405)	52,623,908

Total liabilities	39,050,427	737,742	205,634	175,887	1,800,495	(27,985)	41,942,200
Redeemable noncontrolling interests	—	184,333	—	2,353	—	—	186,686
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	38,848	—	7,083	47,353	—	(25,420)	67,864
Total Leucadia National Corporation shareholders' equity	$5,474,533	$796,446	$661,375	$1,654,152	$1,715,652	$—	$10,302,158

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,474,533	$796,446	$661,375	$1,654,152	$1,715,652	$—	10,302,158
Less: Intangible assets, net and goodwill	(1,960,628)	(690,303)	(400)	(69,432)	—	—	(2,720,763)
Tangible Capital	$3,513,905	$106,143	$660,975	$1,584,720	$1,715,652	$—	$7,581,395
(1) Other financial services businesses and investments does not include $320 million at September 30, 2015 and $400 million at December 31, 2014 of highly liquid marketable securities that are available for sale immediately. These highly liquid marketable securities are included in Corporate liquidity and other assets, net of Corporate liabilities.

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

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, and investments in managed funds.  Together these total $661.9 million at September 30, 2015, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt and corporate overhead expenses. Of the parent company's debt ($988.4 million principal outstanding as of September 30, 2015), the remaining principal is due in 2023 ($750.0 million) and 2043 ($250.0 million).

Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); during the first quarter of 2015, we invested $400 million in Folger Hill’s funds.  This investment is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  We also committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses; as of September 30, 2015, $6.9 million has been provided.

During the first quarter of 2015, we also invested $279.0 million in FXCM, structured as a two-year term loan and rights to receive a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, as more fully discussed in Note 3 to our consolidated financial statements.  We received $32.8 million and $127.3 million of principal, interest and fees from FXCM during the three and nine months ended September 30, 2015, respectively. As of November 4, 2015, we received an additional $7.5 million.

During the first nine months of 2015, we paid $80.4 million (which was previously accrued) in connection with legal settlements.

During the third quarter of 2015, we paid $458.6 million on the maturity of our 8.125% Senior Notes.

During August, Jefferies sold an investment to Leucadia, for a cash payment of $124.4 million, which represented the fair value of the investment at the time of sale.  This intercompany transaction had no impact on our consolidated results.

During the third quarter of 2015 we purchased a total of 4,389,302 of our common shares for $91.3 million, at an average price per share of $20.79.

During the nine months ended September 30, 2015, we paid three quarterly dividends of $0.0625 per share which aggregated $69.7 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At September 30, 2015, we had outstanding 362,286,341 common shares and 13,594,000 share based awards that do not require the holder to pay any exercise price (potentially an aggregate of 375,880,341 outstanding common shares if all awards become outstanding common shares).  In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase to 25,000,000.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of September 30, 2015, we are authorized to repurchase 20,000,000 common shares.

Concentration, Liquidity and Leverage Targets

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.

Concentration Target: As a diversification measure, we limit cash investments such that our single largest investment does not exceed 20% of equity excluding Jefferies, and that our next largest investment does not exceed 10% of equity excluding Jefferies, in each case measured at the time the investment was made. National Beef is our largest investment and HRG is our next largest investment; there have been no additional contributions to either of these investments during 2015.

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, and dividends.  Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies) assuming the loss of our two largest investments.

These thresholds and calculations of the actual ratios and percentages are detailed below at September 30, 2015 (dollars in thousands):

Total equity	$10,365,476
Less, investment in Jefferies	(5,529,847)
Equity excluding Jefferies	4,835,629
Less, our two largest investments:
National Beef	(728,590)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,631,439
Less, net deferred tax asset excluding Jefferies amount	(1,247,321)
Equity in a stressed scenario less net deferred tax asset	$2,384,118
Balance sheet amounts:
Available liquidity	$661,908
Parent company debt (see Note 14 to our
consolidated financial statements)	$988,388
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.27	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.41	x
Liquidity reserve:
Minimum	$494,000
Actual	$661,908

Jefferies Liquidity

General

The Chief Financial Officer and Global Treasurer of Jefferies are responsible for developing and implementing liquidity, funding and capital management strategies for the Jefferies businesses.  These policies are determined by the nature and needs of day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.

The actual levels of capital, total assets, and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long-term and short-term funding.  Jefferies has historically maintained a balance sheet consisting of a large portion of total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage and trading activity.  The liquid nature of these assets provides flexibility in financing and managing Jefferies business.

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

Of Jefferies total trading assets, approximately 73.1% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by Jefferies long-term capital and consumer loans.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At September 30, 2015, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2.3% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Securities purchased under agreements to resell:
Period end	$4,274	$3,927
Month end average	5,724	5,788
Maximum month end	7,577	8,081

Securities sold under agreements to repurchase:
Period end	$10,841	$10,672
Month end average	13,639	13,291
Maximum month end	16,340	16,586

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

Sources of Liquidity

Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	September 30, 2015	Average Balance Third Quarter 2015 (1)	December 31, 2014
Cash and cash equivalents:
Cash in banks	$860,812	$663,198	$1,083,605
Certificate of deposit	75,000	75,000	75,000
Money market investments	2,505,973	1,518,267	2,921,363
Total cash and cash equivalents	3,441,785	2,256,465	4,079,968

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,263,110	1,151,878	1,056,766
Other (3)	446,355	669,784	363,713
Total other sources	1,709,465	1,821,662	1,420,479

Total cash and cash equivalents and other liquidity sources	$5,151,250	$4,078,127	$5,500,447

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 73.1% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	September 30, 2015		December 31, 2014
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,520,785	$301,099	$2,191,288	$297,628
Corporate debt securities	1,862,093	89,922	2,583,779	11,389
U.S. Government, agency and municipal securities	3,151,589	500,510	3,124,780	250,278
Other sovereign obligations	1,617,007	878,145	2,671,807	877,366
Agency mortgage-backed securities (1)	4,648,276	—	3,395,771	—
Physical commodities	14,970	—	62,234	—
	$13,814,720	$1,769,676	$14,029,659	$1,436,661

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

Sources of Funding

Secured Financing

Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 73.4% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.  A significant portion of Jefferies financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of September 30, 2015, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $12.0 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings for Jefferies for the three and nine month 2015 periods were $18.5 million and $44.9 million, respectively.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $736.2 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at September 30, 2015.  Of the $736.2 million aggregate notes, $40.0 million matures in March 2016, $50.0 million in June 2016, $200.0 million matures in July 2016, $80.0 million in August 2016, $60.0 million in December 2016, $60.0 million in May 2017 and $60.0 million in October 2017, all bearing interest at a spread over one month LIBOR.  The remaining $186.2 million matures in January 2016, and bears interest at a spread over three month LIBOR.  $440.0 million of the $736.2 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders.

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

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at September 30, 2015 is $6.2 billion.  Jefferies long-term debt has a weighted average maturity of approximately 7 years.  Jefferies next scheduled maturity is the $500.0 million principal amount of 3.875% Senior Notes that mature in November 2015.

The Jefferies Credit Facility was a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $750.0 million, with availability subject to one or more borrowing bases and of which $250.0 million could be borrowed by Jefferies Bache Limited without a borrowing base requirement.  The borrowers under the facility were Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC.  On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC.  Jefferies LLC is the surviving entity, and therefore, was a borrower under the Credit Facility.  Interest was based on, in the case of U.S. dollar borrowings, the Federal funds rate, or in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The facility was guaranteed by Jefferies Group LLC and contained financial covenants that, among other things, imposed restrictions on future indebtedness of its subsidiaries, required Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and required certain of its subsidiaries to maintain specified levels of regulated capital.  Throughout the period, Jefferies was in compliance with the facility.  Jefferies terminated this Credit Facility in the third quarter of 2015, due to the exiting of the Bache business. For further information with respect to Jefferies use of the Credit Facility, see Note 27 in our consolidated financial statements.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $54.9 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital

Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA").  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC") which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,260,105	$1,177,141
Jefferies Execution	8,895	8,645

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are regulated by the Financial Conduct Authority in the U.K.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  Jefferies expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products LLC and Jefferies Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.

The regulatory capital requirements referred to above may restrict Jefferies' ability to withdraw capital from its regulated subsidiaries.

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

Net cash of $1,180.3 million and $1,264.3 million was used for operating activities in the nine months ended September 30, 2015 and 2014.  Jefferies used funds of $702.8 million and $649.4 million during the 2015 and 2014 periods.  National Beef generated funds of $28.8 million during the 2015 period and used funds of $42.6 million during the 2014 period; manufacturing generated funds of $12.6 million and $17.7 million during the 2015 and 2014 periods; and discontinued operations used funds of $6.9 million and $34.9 million in 2015 and 2014.  During 2015 and 2014, net cash of $325.0 million and $317.0 million was used to make additional investments in the Leucadia asset management platform and, in 2014, $253.0 million was used to acquire our investment in HRG, both of which are classified as a use of cash for operating activities. Additionally, during 2015, $80.4 million was paid in connection with legal settlements. During 2015, distributions from associated companies principally were received from Berkadia ($71.4 million), Garcadia ($43.0 million) and Jefferies associated companies ($70.8 million).  During 2014, distributions from associated companies principally were received from Berkadia ($51.4 million), Garcadia ($34.0 million) and Jefferies associated companies ($43.4 million).

Net cash of $943.8 million and $502.4 million was provided by investing activities in the nine months ended September 30, 2015 and 2014.  Acquisitions of property, equipment and leasehold improvements, and other assets include amounts primarily related to Jefferies ($51.3 million and $86.2 million in 2015 and 2014); National Beef ($31.1 million and $36.1 million in 2015 and 2014); other financial services businesses ($35.0 million and $12.9 million in 2015 and 2014); other merchant banking businesses, primarily oil and gas exploration and development businesses, ($83.0 million and $324.8 million in 2015 and 2014); corporate ($12.0 million in 2015); and discontinued operations ($9.4 million in 2014).  Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold in 2014 relates to the sale of Premier. Advances on notes, loans and other receivables in 2015 include the investment in FXCM ($279.0 million). Collections on notes, loans and other receivables primarily relates to FXCM. Loans to and investments in associated companies includes Golden Queen ($12.5 million, including $.4 million contributed from the noncontrolling interest), Linkem ($6.9 million) and Jefferies associated companies ($1,111.8 million) for 2015, and Golden Queen ($105.0 million, including $34.1 million contributed from the noncontrolling interest), Garcadia ($10.8 million), Linkem ($6.7 million) and Jefferies associated companies ($1,196.6 million) for 2014.  Capital distributions and loan repayment from associated companies includes Jefferies associated companies ($1,119.8 million and $1,297.1 million in 2015 and 2014) and Garcadia ($2.8 million and $3.3 million in 2015 and 2014).

Net cash of $478.5 million was used for financing activities and $1,099.8 million was provided by financing activities in the nine months ended September 30, 2015 and 2014.  During 2015, issuance of debt primarily reflects borrowings by National Beef under its bank credit facility ($36.1 million), borrowings by the other financial services businesses ($163.6 million) and borrowings by the other merchant banking businesses ($15.5 million).  During 2014, issuance of debt primarily reflects increases in Jefferies debt ($739.2 million), borrowings by National Beef under its bank credit facility ($106.4 million), borrowings by the other financial services businesses ($95.1 million) and borrowings by the other merchant banking businesses ($60.8 million).  Reduction of debt for 2015 includes $458.6 million on the maturity of our 8.125% Senior Notes, $170.0 million related to Jefferies debt, $29.7 million related to National Beef’s debt, $108.0 million related to other financial services businesses’ debt and $4.3 million related to other merchant banking businesses’ debt.  Reduction of debt for 2014 includes $24.0 million related to National Beef’s debt, $250.0 million related to Jefferies debt and $117.8 million related to other financial services businesses’ debt.  Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans and, in 2015, the buyback of our common shares in the open market ($89.2 million).

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

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $546.6 million at September 30, 2015.  Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $55 million.

In addition, as more fully discussed elsewhere in this Report, we have an investment in FXCM consisting of a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  We are accounting for this investment at fair value, which is included within Trading assets at fair value of $613.0 million at September 30, 2015.  Our market risk with respect to our investment in FXCM primarily relates to our rights; changes to the significant input with respect to our loan did not have a significant impact on the risk of loss.  The market risks surrounding our FXCM rights are primarily related to FXCM’s underlying common stock price and its volatility.  Assuming a decline of $1.00 (representing approximately 11% of the price at September 30, 2015 after FXCM completed a one-for-ten reverse split of its' common stock) in FXCM’s market price, as of September 30, 2015, the value of our FXCM rights would decrease by approximately $22 million, assuming no change in any other factors.  Likewise, assuming an increase in the observed volatility of FXCM by 10%, the value of our FXCM rights would decrease by approximately $25 million, assuming no other change in any other factors.

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

(In millions) Risk Categories	VaR at August 31, 2015	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended August 31, 2015			VaR at May 31, 2015	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended May 31, 2015
		Average	High	Low		Average	High	Low
Interest Rates	$5.18	$5.89	$6.91	$4.96	$6.31	$6.19	$8.06	$4.88
Equity Prices	6.71	10.16	12.72	6.71	10.85	9.98	12.22	6.94
Currency Rates	0.92	0.35	0.97	0.12	0.27	0.28	0.81	0.12
Commodity Prices	1.62	0.66	1.62	0.04	0.26	0.32	0.81	0.10
Diversification Effect (2)	(4.26)	(3.29)	N/A	N/A	(2.57)	(3.97)	N/A	N/A
Firmwide	$10.17	$13.77	$17.75	$10.17	$15.12	$12.80	$15.98	$10.18

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

Average daily VaR increased to $13.77 million for the three months ended August 31, 2015 from $12.80 million for the three months ended May 31, 2015.  The increase was primarily driven by an increase in various equity block positions and a reduction in the diversification benefit.  Excluding the investment in KCG, average VaR increased to $12.16 million for the three months ended August 31, 2015 from $9.86 million in the three months ended May 31, 2015.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended August 31, 2015, results of the evaluation at the aggregate level demonstrated 2 days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2015 (in thousands):

10% Sensitivity

Private investments	$24,032
Corporate debt securities in default	10,266
Trade claims	2,292

Excluding trading losses associated with the daily marking to market of the investment in KCG, there were 18 days with trading losses out of a total of 65 trading days in the three months ended August 31, 2015. Including these losses, there were 21 days with trading losses.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables and related disclosures below are for amounts included in our Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
AAA Range	$—	$—	$2.0	$1.9	$—	$—	$2.0	$1.9	$2,506.0	$2,921.4	$2,508.0	$2,923.3
AA Range	—	2.7	129.8	134.6	9.2	7.1	139.0	144.4	125.9	412.9	264.9	557.3
A Range	0.1	7.6	636.1	586.9	109.8	218.1	746.0	812.6	783.6	731.3	1,529.6	1,543.9
BBB Range	90.7	132.3	108.6	73.6	45.9	34.8	245.2	240.7	26.2	2.8	271.4	243.5
BB or Lower	199.9	189.9	22.2	127.9	35.2	45.2	257.3	363.0	—	—	257.3	363.0
Unrated	92.2	139.6	—	—	—	—	92.2	139.6	0.1	11.5	92.3	151.1
Total	$382.9	$472.1	$898.7	$924.9	$200.1	$305.2	$1,481.7	$1,702.2	$3,441.8	$4,079.9	$4,923.5	$5,782.1

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Asia/Latin America/Other	$37.4	$48.8	$21.6	$55.7	$31.4	$24.6	$90.4	$129.1	$157.4	$221.0	$247.8	$350.1
Europe	0.4	8.5	211.7	218.2	59.7	76.1	271.8	302.8	246.0	617.5	517.8	920.3
North America	345.1	414.8	665.4	651.0	109.0	204.5	1,119.5	1,270.3	3,038.4	3,241.4	4,157.9	4,511.7
Total	$382.9	$472.1	$898.7	$924.9	$200.1	$305.2	$1,481.7	$1,702.2	$3,441.8	$4,079.9	$4,923.5	$5,782.1

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Asset Managers	$—	$—	$117.2	$91.8	$0.1	$—	$117.3	$91.8	$2,506.0	$2,921.4	$2,623.3	$3,013.2
Banks, Broker-dealers	0.5	10.7	469.0	482.2	147.0	251.4	616.5	744.3	935.8	1,158.5	1,552.3	1,902.8
Commodities	—	—	—	59.9	21.4	24.8	21.4	84.7	—	—	21.4	84.7
Corporates/ loans	244.6	320.8	—	—	6.7	0.8	251.3	321.6	—	—	251.3	321.6
Other	137.8	140.6	312.5	291.0	24.9	28.2	475.2	459.8	—	—	475.2	459.8
Total	$382.9	$472.1	$898.7	$924.9	$200.1	$305.2	$1,481.7	$1,702.2	$3,441.8	$4,079.9	$4,923.5	$5,782.1

For additional information regarding credit exposure to OTC derivative contracts, see Note 4 in our consolidated financial statements.

Jefferies has no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns, given that individually and collectively all countries of concern are less than 2% of Jefferies total exposure.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$536.5	$(226.0)	$(2.2)	$0.4	$43.9	$30.4	$40.9	$383.0	$423.9
Germany	310.9	(249.1)	(30.4)	—	106.4	0.4	46.0	138.2	184.2
Italy	877.4	(1,090.2)	388.1	—	—	—	—	175.3	175.3
France	367.7	(153.4)	(70.3)	—	12.3	13.9	—	170.2	170.2
Belgium	43.7	(37.7)	(5.5)	—	—	—	116.3	0.5	116.8
Netherlands	237.8	(171.4)	8.6	—	17.8	0.2	—	93.0	93.0
Hong Kong	28.6	(14.4)	(2.0)	—	—	—	78.4	12.2	90.6
Switzerland	79.6	(47.9)	—	—	31.2	13.7	3.8	76.6	80.4
Australia	57.3	(29.6)	6.0	37.4	—	0.5	1.8	71.6	73.4
Puerto Rico	58.5	—	—	2.5	—	0.6	—	61.6	61.6
Total	$2,598.0	$(2,019.7)	$292.3	$40.3	$211.6	$59.7	$287.2	$1,182.2	$1,469.4

	December 31, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
United Kingdom	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3

As reflected above, Jefferies issuer and counterparty risk exposure to Puerto Rico was $61.6 million, which is in connection with our municipal securities market making activities. The government of Puerto Rico is seeking to restructure much of its $72 billion in debt on a voluntary basis. In addition, ongoing developments in Greece have renewed concerns about its economic and financial stability. At August 31, 2015, Jefferies had no net current counterparty credit exposure to Greece, and net issuer exposure from traded securities totaled $9.2 million.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 21, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended September 30, 2015:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	38,440	$24.08	—	24,295,194
August 1, 2015 to August 31, 2015	790,930	$22.89	783,766	23,511,428
September 1, 2015 to September 30, 2015	3,559,932	$20.29	3,511,428	20,000,000
Total	4,389,302		4,295,194

(1)Includes an aggregate of 94,108 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: November 5, 2015	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Controller
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.