Form 10-K
period 2015-12-31
LEUCADIA NATIONAL CORP
filed 2016-02-19
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number:  1-5721
LEUCADIA NATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New York	13-2615557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
None.
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2015 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $8,196,406,000.
On February 11, 2016, the registrant had outstanding 362,243,256 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 71.

PART I

Item 1.	Business.
Overview
Leucadia National Corporation is a diversified holding company focused on return on investment and long-term value creation to maximize shareholder value. Our financial services businesses include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking and servicing), FXCM (a publicly traded company providing online foreign exchange trading), HomeFed Corporation ("HomeFed") (a publicly traded real estate company) and Foursight Capital and Chrome Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group ("HRG") (a publicly traded diversified holding company), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Conwed Plastics and Idaho Timber (manufacturing), and Golden Queen (a gold and silver mining project).  The structure of each of our investments was tailored to the unique opportunity each transaction presented.  Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, receivables, securities or in other ways, depending on the structure of our specific holdings.
We continuously review acquisitions of businesses, securities and assets that have the potential for significant long-term value creation, invest in a broad array of businesses, and evaluate the retention and disposition of our existing operations and holdings.  Changes in the mix of our businesses and investments should be expected.
At December 31, 2015, we and our consolidated subsidiaries had approximately 13,300 full-time employees.  Our executive offices are located at 520 Madison Avenue, New York, NY 10022, as is the global headquarters of Jefferies, our largest subsidiary in terms of invested capital.  Our primary telephone number is (212) 460-1900 and our website address is www.leucadia.com.
The following discussion should be read in conjunction with the Risk Factors presented in Item 1A of Part I and the Cautionary Statement for Forward-Looking Information and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II.
Recent Transactions
In January 2015, we entered into a credit agreement with FXCM Inc. ("FXCM"), and provided FXCM a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions is as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $500 million (this was an amount initially set at a range between $500 million to $680 million and based on payments made by FXCM to us through April 16, 2015, this amount became $500 million); and 60% of all amounts thereafter. During the year ended December 31, 2015, we received $144.7 million of principal, interest and fees from FXCM and $192.7 million remained outstanding under the credit agreement as of December 31, 2015.  Leucadia and FXCM have discussed restructuring the variable portion of distributions in a manner that is consistent with a sustainable long-term and value-enhancing strategy for both companies, but there can be no assurances that an agreement will be reached.
During 2013, we formed Leucadia Asset Management (“LAM”), a registered investment adviser, through which we are developing focused alternative asset management businesses. As the adviser and/or general partner to various private investment funds or other types of investment vehicles, LAM provides advisory, portfolio management and operational services to accredited investors and/or qualified purchasers. Once an investment vehicle is formed, it is expected that one of our subsidiaries will be an initial or major investor. LAM's revenues derive from management fees and/or a performance fee based on investment returns generated for the investors. We have invested over $800 million in LAM and other investment strategies managed by investment management companies in which we have a material financial interest and in most cases the investment management companies are subsidiaries of ours, including:
Folger Hill - We invested $400 million in 2015 in Folger Hill, a multi-manager discretionary long/short equity hedge fund platform which has approximately $1.0 billion in assets under management at the end of 2015.

Mazama - We invested $250 million in 2014 with Mazama, a long-only growth equity fund manager which has $550 million in assets under management at the end of 2015.

Topwater - We invested $100 million beginning in 2013 in Topwater, a multi-strategy, multi-manager investment partnership where each underlying investment manager contributes 10% of the manager's own capital as a first loss layer, shielding Topwater's investors from losses up to 10%. Topwater has $899 million in regulatory assets under management at the end of 2015.

54 Madison - We invested $38 million in the fourth quarter of 2015 in 54 Madison, which manages a fund that provides equity capital for hotel, timeshare, resort, residential and specialty retail real estate development projects in core global markets. Our investment is part of a total capital commitment to invest $225 million in 54 Madison over the next several years as projects are launched. 54 Madison has $500 million of fund commitments from all investors.

CoreCommodity - We own a non-controlling interest in CoreCommodity Management, LLC, an asset manager focused on commodity strategies which has $4.6 billion in assets under management at the end of 2015.

In addition, several investment management businesses operate under Jefferies as described below under Asset Management.
Financial Services Businesses
The following provides more information about each of our financial services businesses and investments and our ownership percentages:

•	Jefferies, 100% (investment banking & capital markets);

•	Leucadia Asset Management, various (asset management);

•	FXCM, variable (online foreign exchange trading);

•	HomeFed, 65% (45% voting) (real estate);

•	Berkadia, 50% (commercial mortgage banking and servicing); and

•	Foursight Capital (100%) and Chrome Capital (83%) (vehicle finance).
Jefferies
Jefferies is a global full-service, integrated securities and investment banking firm. Jefferies principal operating subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and its first international operating subsidiary, Jefferies International Limited (“Jefferies Europe”), was established in the U.K. in 1986. On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation. Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports.  As of November 30, 2015, Jefferies had approximately 3,550 employees in the Americas, Europe, Asia and the Middle East. The net book value and net tangible book value of our investment in Jefferies were $5.5 billion and $3.6 billion, respectively, at December 31, 2015.
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
Jefferies equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific. Jefferies main product lines within the regions are cash equities, electronic trading, derivatives and convertibles. Jefferies clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through its global research team and sales force, Jefferies maintains relationships with its clients, distributes investment research and strategy, trading ideas, market information and analysis across a range of industries and receives and executes client orders. Jefferies equity research covers over 2,000 companies around the world and a further 700 companies are covered by eight leading local firms in Asia Pacific with whom Jefferies maintains alliances.

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
Fixed Income
Fixed Income Sales and Trading
Jefferies provides its clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, whole loans, leveraged loans, high yield and distressed securities, emerging markets debt and derivative products. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe and trades a broad spectrum of other European government bonds. Additionally, through the use of repurchase agreements, Jefferies acts as an intermediary between borrowers and lenders of short-term funds and obtains funding for various of its inventory positions. Jefferies trades and makes markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
Jefferies strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, Jefferies fixed income research professionals, including research and desk analysts, provide investment ideas and analysis across a variety of fixed income products.
Futures and Foreign Exchange
In April 2015, Jefferies entered into a definitive agreement to transfer most of its futures activities to Société Générale S.A. That transaction closed in the second quarter of 2015. As of the end of 2015, Jefferies futures business consists solely of executing certain customer and proprietary futures orders.
Jefferies also offers trade execution in foreign exchange spot, forward, swap and option contracts across major currencies.
Investment Banking
Jefferies provides its clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Jefferies services are enhanced by its industry sector expertise, its global distribution capabilities and its senior level commitment to its clients.
Approximately 750 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Jefferies sector coverage groups include Consumer & Retailing; Financial Services; Industrials; Healthcare; Energy; Real Estate, Gaming & Lodging; Media & Telecommunications; Technology; Financial Sponsors; and State & Local Governments. Jefferies product coverage groups include equity capital markets; debt capital markets; financial advisory, which includes both mergers and acquisitions and restructuring and recapitalization; and U.K. corporate broking. Jefferies geographic coverage groups include coverage teams based in major cities in the U.S., Canada, Brazil, U.K., France, Germany, Sweden, India, United Arab Emirates, China and Singapore.

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
Asset Management
Jefferies provides investment management services to pension funds, insurance companies and other institutional investors. Its primary asset management programs are systematic, special situation and global macro strategies. Jefferies partners with our asset management business in providing asset management services.
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
Regulation
Regulation in the U.S. The financial services industry in which Jefferies operates is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps). In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”), are actively involved in the regulation of financial service businesses. The SEC, CFTC and self-regulatory organizations conduct periodic examinations of broker-dealers investment advisers, futures commission merchants (“FCMs”) and swap dealers. The applicable self-regulatory authority for Jefferies activities as a broker-dealer is FINRA, and the applicable self-regulatory authority for Jefferies FCM activities is the NFA. Financial service businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.
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
U.S. registered FCMs are subject to the CFTC’s minimum financial requirements for futures commission merchants and introducing brokers. Jefferies Group LLC is not a registered FCM or a registered Introducing Broker, and is therefore not subject to the CFTC’s minimum financial requirements; however, Jefferies is registered as a FCM and is therefore subject to the minimum financial requirements. Under the minimum financial requirements, an FCM must maintain adjusted net capital equal to or in excess of the greater of (A) $1,000,000 or (B) the FCM’s risk-based capital requirements totaling (1) 8% of the total risk margin requirement for positions carried by the FCM in customer accounts, plus (2) 8% of the total risk margin requirement for positions carried by the FCM in noncustomer accounts. An FCM’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s. Jefferies, as a dually registered broker-dealer and FCM, is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements.
During October 2015, Jefferies ceased being a full-service FCM. As a result, Jefferies no longer carries customer or proprietary accounts or holds any customer monies or funds. While Jefferies may execute certain customer orders, it no longer clears such transactions.
Jefferies subsidiaries that are registered swap dealers will become subject to capital requirements under the Dodd-Frank Act once they become final. For additional information see Item 1A. Risk Factors.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 27 to our consolidated financial statements for additional information on net capital calculations.
Regulation outside the U.S.. Jefferies is an active participant in the international capital markets and provides investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., Jefferies subsidiaries are subject to extensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Conduct Authority, the Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which Jefferies does business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors.
Leucadia Asset Management
During 2013, we formed LAM, a registered investment adviser, through which we are developing focused alternative asset management businesses. As the adviser and/or general partner to various private investment funds or other types of investment vehicles, LAM provides advisory, portfolio management and operational services to accredited investors and/or qualified purchasers. Once an investment vehicle is formed, it is typical that we will be an initial or major investor.  LAM's revenues derive from management fees and/or performance fees based on investment returns generated for the investors. Our strategy is to grow third party assets under management, while earning management fees and a reasonable return on our capital until the capital is returned to us. Our LAM and other asset management strategies primarily include Folger Hill, a multi-manager discretionary long/short equity hedge fund platform; Mazama Capital Management, a long-only growth equity fund manager; Topwater Capital, a first-loss hedge fund; 54 Madison Capital, LLC, which targets real estate projects; our investment in Jefferies Structured Alpha Fund B, a fund managed by the Jefferies Strategic Investments Division that focuses on quantitative strategies; our investment in CoreCommodity Management, LLC, an asset manager that focuses on commodity strategies; and our investment in Global Equity Events Opportunity Fund, a fund that focuses on event-driven strategies.

Folger Hill - In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC ("Folger Hill"), which is registered as an investment adviser with the SEC. In March 2015, Folger Hill launched a multi-manager hedge fund which included a $400 million seed investment from us. The fund is a multi-manager discretionary long/short equity hedge fund platform that aims to deliver strong positive results with lower volatility and market correlation than typical equity long/short hedge funds. At the end of 2015, assets under management totaled approximately $1.0 billion.
Mazama Capital Management - Mazama, led by Ron Sauer, has an over 20 year track record of long-only growth equity investing. With historically strong returns on an absolute basis and relative to its benchmark indices, Mazama is working to grow its assets under management on the back of our $250 million seed investment in 2014 in its strategies. At the end of 2015, assets under management totaled $550 million.
Topwater - In August 2013, we launched a "first-loss" fund called Topwater Partners with Bryan Borgia and Travis Taylor. We seeded that fund with $100 million and have raised additional third party capital. Starting in 2004, Topwater founders pioneered the first-loss model of investing, which offers a unique risk-reward trade-off for investors and a prudent way for hedge fund managers to run a managed account on attractive terms. Topwater is a multi-strategy, multi-manager investment partnership where each underlying investment manager contributes 10% of their own capital as a first loss layer, shielding Topwater's investors from losses up to 10%. This unique structure provides a strong layer of principal protection. Regulatory assets under management totaled $899 million at the end of 2015.
54 Madison - In August 2015, we and a team led by Henry Silverman launched 54 Madison Capital, LLC, which manages a fund that provides equity capital for hotel, timeshare, resort, residential and specialty retail real estate development projects in core global markets. We made a capital commitment of $225 million to 54 Madison and through the end of 2015 we have invested $38 million. Total fund commitments to 54 Madison from all investors are $500 million.
Other additions and launches in 2015 include Tenacis Capital, a systematic macro investment platform, and Lake Hill, an electronic trader in listed options and futures across asset classes.
FXCM
FXCM is a leading, global online provider of foreign exchange trading and related services, including contract for difference trading and spread betting, to retail and institutional customers world-wide.  Its mission is to provide global traders with access to foreign exchange trading, the world's largest and most liquid market, by offering innovative trading tools, hiring excellent trading educators, meeting strict financial standards and striving for the best online trading experience in the market. FXCM is a public company traded on the New York Stock Exchange ("NYSE") (Symbol: FXCM).

In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a two-year senior secured term loan with rights to a variable proportion of certain future distributions. We account for our loan to FXCM and associated rights as one integrated transaction and have elected the fair value option for the loan. The total amount of our investment at December 31, 2015 is $625.7 million and we report it within Trading assets, at fair value in our Consolidated Statement of Financial Condition.
HomeFed Corporation
HomeFed Corporation is a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia, South Carolina and Maine.  After many years in the entitlement process, the majority of HomeFed's assets are now either operating real estate or entitled land ready for sale. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  We own 65% of HomeFed’s common stock; however, our voting rights are limited such that we are not able to vote more than 45% of HomeFed’s total voting securities voting on any matter.  Resulting from a 1998 distribution to all of our shareholders, about 4.8% of HomeFed is beneficially owned by our Chairman, who also serves as HomeFed’s Chairman.  Our President is a Director of HomeFed.
At December 31, 2015, our investment had a net book value of $241.4 million and we report HomeFed as an equity investment in our financial statements.  HomeFed’s strategic priorities vary by project, ranging from pursuing further planning, entitlement and approval, to beginning construction, commencing sales, oversight and management of operating assets, and taking other steps to maximize profits.  HomeFed also continues to look for new opportunities both within, and outside of, the areas where it currently has projects under development.

Berkadia
Berkadia Commercial Mortgage LLC, and its associated entities, is a joint venture formed in 2009 with Berkshire Hathaway. Berkadia is a commercial real estate company providing capital solutions, investment sales advisory, research and servicing for multifamily and commercial properties. We and Berkshire Hathaway each have a 50% equity interest in Berkadia.
Berkadia originates commercial real estate loans, primarily in respect of multi-family housing units, for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA using their underwriting guidelines, and will typically sell the loan to such entities shortly after it is funded.  Provided Berkadia adheres to their guidelines, these government-related entities must purchase the loan at the face amount plus accrued interest with Berkadia retaining the mortgage servicing rights.  In addition, as a condition to Fannie Mae’s delegation of responsibility for underwriting, originating and servicing of loans, Berkadia assumes a shared loss position throughout the term of each loan sold to Fannie Mae, with a maximum loss percentage of approximately one-third of the original principal balance. During 2015, Berkadia originated $16.1 billion in Fannie Mae, Freddie Mac, Ginnie Mae and FHA loans.  Berkadia also originates and brokers commercial/multifamily mortgage loans which are not part of the government agency programs.  During 2015, Berkadia closed $5.6 billion of loans in this capacity for life companies, conduits and other third-parties.
In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party (“Bridge loans”).  Bridge loans are typically floating rate loans with 1 to 3 year maturities. During 2015, Berkadia originated $356.9 million of such loans and held $597.6 million on its balance sheet at December 31, 2015.
Berkadia also provides a unified, national sales and investment platform that is currently focused exclusively on the multifamily industry. This business provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support.  During 2015, Berkadia closed over $5.9 billion in sales transactions.
Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions (“CMBS”), banks, insurance companies and other financial institutions.  Berkadia is an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA.  As of December 31, 2015, Berkadia serviced approximately 23,000 loans with an unpaid principal balance of $226.9 billion.
As a servicer, Berkadia is frequently responsible for managing, on behalf of its investors and borrowers, the balances that are maintained in custodial accounts for the purposes of collecting and distributing principal and interest, and for managing and disbursing various reserve accounts related to the mortgaged properties among other things.  Berkadia derives certain economic benefits from administering these custodial accounts.  Such balances totaled in excess of $5.3 billion as of December 31, 2015.
Our only capital contribution to Berkadia, in the amount of $217.2 million, was made at the time Berkadia was formed in 2009.  Through December 31, 2015 we have received cumulative cash distributions of $393.9 million.  At December 31, 2015, the net book value of our investment in Berkadia was $191.0 million, and we report Berkadia as an equity investment in our financial statements.  Berkadia's strategic priorities include continued value creation by growing origination and sales advisory volumes and expanding servicing engagements with third parties.
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
Foursight Capital and Chrome Capital
In 2012, we partnered with an experienced management team in the indirect auto finance market to start Foursight Capital, of which we own 100%. Foursight purchases automobile installment contracts originated by franchised and independent dealerships in conjunction with the sale of new and used automobiles and services these loans throughout the life cycle. While Foursight was initially jump started by deal flow from Garcadia, it has grown quickly from third party dealerships which now account for approximately 83% of its originations. In 2015, Foursight originated $215.0 million in auto loans, up from $141.9 million in 2014.

To further build our consumer finance platform and leverage Foursight's servicing capabilities, we began investing in 2014 in Chrome Capital of which we now own 83%. Chrome, which began operations in 2012, is the largest lessor of used Harley-Davidson motorcycles in the U.S. Through partnerships with 689 new and used dealerships, Chrome generally provides three to four year leases on used Harleys. In 2015, Chrome originated $41.8 million of leases, all of which are being serviced by Foursight.
Merchant Banking
The following provides more information about certain of our other subsidiaries and investments and our ownership percentages, including:

•	National Beef, 79% (beef processing);

•	HRG, 23% (diversified holding company);

•	Vitesse Energy, 96% (oil and gas exploration and development);

•	Juneau Energy, 98% (oil and gas exploration and development);

•	Garcadia, about 75% (automobile dealerships);

•	Linkem, 56% fully-diluted (42% voting) (fixed wireless broadband services);

•	Conwed Plastics, 100% (manufacturing);

•	Golden Queen, 35% (a gold and silver mining project); and

•	Idaho Timber, 100% (manufacturing).
National Beef
National Beef Packing Company, LLC is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the market.  National Beef processes and markets fresh boxed beef, consumer-ready beef, beef by-products and wet blue leather for domestic and international markets.  Based in Kansas City, Missouri, National Beef had about 8,400 employees at December 31, 2015 and generated total revenues of $7.4 billion in 2015.  We purchased National Beef in 2011 and own 79%.
The largest share of National Beef’s revenue, about 91%, is generated from the sale of fresh and chilled boxed beef products.  National Beef also generates revenues through value-added production with its consumer-ready products.  In addition, National Beef operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  Other streams of revenue include sales through its subsidiary,  Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, as well as direct to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for National Beef and a variety of other customers. National Beef’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.
The net book value of our investment in National Beef was $690.7 million at December 31, 2015.
Sales and Marketing
National Beef markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers, further processors and the U.S. military.  In addition, National Beef sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  National Beef exports products to more than 20 countries; in 2015, export sales represented approximately 10.5% of revenues.  The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.
National Beef emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, consumer-ready beef and pork, portion control beef and wet blue hides.  National Beef believes its value-added products can command higher prices than commodity products because of National Beef’s ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers.  In addition to the value-added brands that National Beef owns, National Beef licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

Raw Materials and Procurement
The primary raw material for the beef processing plants is live cattle. The domestic beef industry is characterized by cattle prices that change daily based on seasonal consumption patterns, supply and demand for beef and other proteins, cattle inventory levels, weather and other factors.
National Beef has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”), the current owner of a 15.1% interest in National Beef, which sold a substantial portion of its ownership interest to us.  USPB has agreed to supply, and National Beef has agreed to purchase through USPB from the members of USPB, 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 31, 2017, with automatic, but optional one year extensions.  During 2015, National Beef purchased approximately 28% of the total cattle it processed from USPB members pursuant to the cattle supply agreement.  National Beef also purchased additional cattle from certain USPB members outside of the cattle supply agreement as well as from hundreds of other cattle suppliers.
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
National Beef is subject to the Packers and Stockyards Act of 1921 (“PSA”).  Among other things, this statute generally requires National Beef to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price.  Under the PSA, National Beef must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment.  At December 31, 2015, National Beef has obtained from an insurance company a surety bond in the amount of $50.4 million to satisfy these requirements.
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
Employees
Of National Beef’s 8,400 employees, about 5,500 are represented by collective bargaining agreements.  About 2,700 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017, 2,500 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2016, and another 220 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W) under a collective bargaining agreement scheduled to expire in June 2019.
HRG Group
HRG is a publicly traded diversified holding company, that operates in four business segments: consumer products, insurance, energy and asset management.  Its consumer products segment contains an approximate 58% ownership stake in Spectrum Brands, a global consumer products company. Its insurance segment includes an approximate 81% ownership stake in Fidelity & Guaranty Life ("FGL") and Front Street Re, its subsidiary engaged in the business of providing long-term reinsurance, including reinsurance to the specialty insurance sector of fixed, deferred and payout annuities. On November 8, 2015, FGL and Anbang Insurance Group Co., Ltd. ("Anbang") entered into a definitive merger agreement pursuant to which Anbang will acquire FGL for $26.80 per share. HRG's energy segment includes its wholly-owned subsidiary, Compass Production GP, LLC, that is engaged in the business of owning, operating, acquiring, exploiting and developing conventional oil and natural gas assets. On December 8, 2015, Compass completed the sale of certain oil and gas interests to Indigo Resources LLC. Proceeds from the transaction were $147.5 million and were used primarily to reduce borrowings under Compass' existing credit facility. Its asset management segment includes its ownership in HGI Asset Management Holdings, LLC, which, through its subsidiaries, provides financing and engages in asset management across a range of industries. HRG is publicly traded on the NYSE under the symbol “HRG.”
As of December 31, 2015, we own 46.6 million common shares of HRG, representing about 23% of its outstanding common shares, which we reflect in our financial results at fair value.  In addition, we have designated two directors on HRG’s board, one of whom is our Chairman and serves as HRG's Chairman.  We have agreed not to increase our interest in HRG above 27.5% through March 17, 2016.  At December 31, 2015, the book value of our holdings in HRG is $631.9 million and our cost was $475.6 million.
Vitesse Energy
During May 2014, we formed Vitesse Energy, LLC, a non-operating owner of oil and gas properties in the core of the Bakken field.  We own 96% of Vitesse, which acquires producing and undeveloped leasehold properties in North Dakota and Montana, and converts the undeveloped leasehold into cash flow producing assets.  Vitesse has acquired approximately 21,000 net acres of Bakken leasehold and has an interest in 1,108 producing wells (26 net wells) and 413 gross wells (9 net wells) that are currently drilling or permitted for drilling.
At December 31, 2015, we have made cumulative cash investments of $258.0 million and our net book value is $278.8 million.  Our strategic priorities for Vitesse are to add to our desired core acreage, increase cash flow from new well development over the next 10 years, and selectively sell assets when appropriate.
Juneau Energy
During February 2014, we made our first investment in Juneau Energy, LLC.  Juneau leases and develops oil and gas properties in Texas and Oklahoma.   We own 98% of Juneau, which engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau has about 48,000 net acres of East Texas leasehold.  At December 31, 2015, we have made cumulative cash investments of $233.2 million and our net book value is $180.0 million.  Our strategic priorities include using our in-house geological and engineering expertise to generate a compelling return, even at lower prices, and to develop a diversified portfolio of quality assets that can grow production and cash flow in the future.

Garcadia
Garcadia is a joint venture between us and Garff Enterprises, Inc. that owns and operates 27 automobile dealerships comprised of domestic and foreign automobile makers.  The Garcadia joint venture agreement specifies that we and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all cash flows and five other dealerships from which we receive 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.  During 2015 we received cash distributions from Garcadia's dealerships of $51.5 million.
In addition, we own the land for certain dealerships and lease it to the dealerships.  During 2015 we received rent payments related to these leases of $8.6 million.  At December 31, 2015, the net book value of our investment in Garcadia was $172.7 million and was $16.7 million for our land leased to the dealerships.
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
Our initial investment in Linkem was made in July 2011.  Since that time, we have funded most of Linkem’s growth and become its largest shareholder.  We own about 42% of Linkem’s common shares and $124.0 million of 5% convertible preferred stock convertible in 2020 (dividends can be paid in cash or in kind).  On an if-converted basis, we would own 56% of the common shares of Linkem.
Linkem owns or has exclusive rights to spectrum holdings of 84MHz covering over 80% of the population and at least 42MHz covering all of Italy. At December 31, 2015, Linkem’s network includes base stations deployed on over 1,400 wireless towers that can reach 48% of the population.  Linkem has over 310,000 subscribers for its services.  Linkem has been aggressively deploying LTE since the fourth quarter of 2014 with 67% of its base stations now LTE-enabled. LTE, provides subscribers with faster download speeds and improved service. Linkem plans to increase its network coverage across Italy over the coming years as it adds subscribers; expansion and customer acquisition costs are expected to result in operating losses over the next few years.
At December 31, 2015, we have made cumulative cash investments of $259.2 million and our net book value is $150.1 million.
Conwed Plastics
Conwed Plastics manufactures and markets lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes.  These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention. Manufacturing facilities are located in Minnesota, Georgia, Illinois, Virginia and Genk, Belgium (totaling approximately 569,000 square feet).
In March 2014, Conwed acquired 80% of Filtrexx, a manufacturer and marketer of a knitted sock product with numerous applications in sediment control and storm water management.  Filtrexx uses Conwed netting products to provide erosion control solutions with primary applications in oil and gas development, civil infrastructure, and commercial and residential construction.  In August 2014, Conwed acquired 100% of Weaver Express, the leading installer of Filtrexx's knitted sock products.
As of December 31, 2015, we have owned Conwed for over thirty years and received cash distributions of $167.4 million in excess of our investment.  At December 31, 2015, the net book value of our investment in Conwed was $105.3 million.  Our strategic priorities include further development of the business created by the Filtrexx and Weaver acquisitions and expansion of the products, markets and applications for Conwed’s core technology.

Golden Queen Mining Company
The Golden Queen Mining Company LLC (“Golden Queen”) is a joint venture between Golden Queen Mining Co., Ltd. (“GQM”) and Gauss LLC, a newly formed limited liability company.  Golden Queen is developing the Soledad Mountain Project, a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  The project will use conventional open pit mining methods, cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore.  Construction is essentially complete and mining activities and project commissioning commenced in the fourth quarter of 2015. GQM is a Canadian company that has been developing and exploring its mineral properties at Soledad Mountain since 1985.  GQM is publicly traded on both the Toronto Stock Exchange (“GQM”) and on the OTCQX International (“GQMNF”) markets.
During 2014 and 2015, we invested $83.0 million, net in cash in Gauss LLC to partner with GQM and the Clay family, GQM’s largest shareholder, to jointly fund, develop and operate the Project.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.5 million, net in cash. Gauss LLC invested both our and the Clay family’s net contributions totaling $117.5 million to the joint venture, Golden Queen, in exchange for a 50% ownership interest. GQM contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.
Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment.  The net book value of our investment was $80.6 million at December 31, 2015.
Idaho Timber
Idaho Timber manufactures and distributes an extensive range of quality wood products to markets across North America.  Its activities include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.  In addition to its headquarters in Meridian, Idaho, Idaho Timber has plants in Idaho, Arkansas, Florida, Louisiana, New Mexico, North Carolina and Texas.
The net book value of our investment was $73.1 million at December 31, 2015.
Financial Information about Segments
Our operating segments consist of the consolidated businesses discussed above, which offer different products and services and are managed separately.  Our three reportable segments, based on both qualitative and quantitative requirements, are Jefferies, National Beef, and Corporate and other.  Our All other businesses and investments consist of our other financial services businesses and investments and our other merchant banking businesses and investments.  Our other financial services businesses and investments include the Leucadia asset management platform, specialty finance companies, the commercial mortgage banking investment, the investment in HomeFed and the investment in FXCM. Our other merchant banking businesses and investments primarily include manufacturing, oil and gas exploration and development, real estate, and our investments in HRG, fixed wireless broadband services, automobile dealerships, and our gold and silver mining project. Our financial information regarding our reportable segments is contained in Note 31, in our consolidated financial statements.
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
Shareholders may also obtain a printed copy of any of these documents or reports free of charge by sending a request to Leucadia National Corporation, Investor Relations, 520 Madison Avenue, New York, NY 10022 or by calling (212) 460-1900.

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
Our business, financial condition and results of operations are dependent upon those of our individual businesses, and our aggregate investment in particular industries. We are a holding company with investments in businesses and assets in a number of industries.  Jefferies is our largest investment and we have significant additional investments in the financial services industry.  Our business, financial condition and results of operations are dependent upon our investments.  Any material adverse change in one of our material investments or in a particular industry in which we invest may cause material adverse changes to our business, financial condition and results of operations.  The more capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.

Jefferies may incur losses if its risk management is not effective. Jefferies seeks to monitor and control its risk exposure. Its risk management processes and procedures are designed to limit its exposure to acceptable levels as it conducts its business. Jefferies applies a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of its business activities. The size of the limit reflects Jefferies’ risk tolerance for a certain activity. The framework includes inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, value-at-risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis. While Jefferies employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, Jefferies may incur losses notwithstanding its risk management processes and procedures.
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
Extensive international regulation of Jefferies business limits its activities, and, if Jefferies violates these regulations, it may be subject to significant penalties.  The financial services industry is subject to extensive laws, rules and regulations in every country in which Jefferies operates.  Firms that engage in securities and derivatives trading, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities.  Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.
Each of Jefferies regulators supervises its business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction.  In addition, if there are instances in which Jefferies regulators question its compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether Jefferies has complied.  At any moment in time, Jefferies may be subject to one or more such investigation or similar reviews.  At this time, all such investigations and similar reviews are insignificant in scope and immaterial to Jefferies.  However, there can be no assurance that, in the future, the operations of Jefferies businesses will not violate such laws, rules, or regulations and such investigations and similar reviews will not result in adverse regulatory requirements, regulatory enforcement actions and/or fines.
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

•
Limitations on the availability of credit, such as occurred during 2008, can affect Jefferies ability to borrow on a secured or unsecured basis, which may adversely affect Jefferies liquidity and results of operations. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. Jefferies cost and availability of funding could be affected by illiquid credit markets and wider credit spreads.

•	New or increased taxes on compensation payments such as bonuses or on balance sheet items may adversely affect Jefferies profits.

•
Should one of Jefferies customers or competitors fail, Jefferies business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with Jefferies and Jefferies lenders to cease extending credit to Jefferies, which could adversely affect its business, funding and liquidity.

Unfounded allegations about Jefferies could result in extreme price volatility and price declines in its debt securities and loss of revenue, clients, and employees.  Jefferies reputation and business activity can be affected by statements and actions of third parties, even false or misleading statements by them.  While Jefferies has been able to dispel such rumors in the past, its debt-securities prices suffered extreme volatility.  In addition, Jefferies operations in the past have been impacted as some clients either ceased doing business or temporarily reduced the level of business they do, thereby decreasing Jefferies revenue stream.  Although Jefferies was able to reverse the negative impact of such unfounded allegations and false rumors, there is no assurance that Jefferies will be able to do so successfully in the future and the potential failure to do so could have a material adverse effect on Jefferies business, financial condition and liquidity.
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
Certain of Jefferies financial and other data processing systems rely on access to and the functionality of operating systems maintained by third parties. If the accounting, trading or other data processing systems on which Jefferies is dependent are unable to meet increasingly demanding standards for processing and security or, if they fail or have other significant shortcomings, Jefferies could be adversely affected. Such consequences may include Jefferies inability to effect transactions and manage Jefferies exposure to risk.
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
Jefferies operations rely on the secure processing, storage and transmission of confidential and other information in Jefferies computer systems and networks. Although Jefferies takes protective measures and devotes significant resources to maintaining and upgrading its systems and networks with measures such as intrusion and detection prevention systems, monitoring firewall to safeguard critical business applications and supervising third party providers that have access to its systems, Jefferies computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a client’s computer system, network or other technology is compromised by unauthorized access, Jefferies may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize Jefferies or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in Jefferies, its clients’, its counterparties’ or third parties’

operations, including the transmission and execution of unauthorized transactions. Jefferies may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and Jefferies may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Jefferies. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Similar to other firms, Jefferies and its third party providers continue to be the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt of degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale.
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
The prices and availability of key raw materials affects the profitability of our beef processing and manufacturing operations.  The supply and market price of cattle purchased by National Beef are dependent upon a variety of factors over which National Beef has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  A decline in the supply of fed cattle available for National Beef’s Brawley facility was a key factor in the 2013 decision to close the plant.  The cost of raw materials used by our manufacturing businesses has increased as a result of a variety of factors. Although our manufacturing subsidiaries are not currently experiencing any shortage of raw materials, if the subsidiaries experience shortages, revenues and profitability could decline.
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

If National Beef’s products or products made by others using its products become contaminated or are alleged to be contaminated, National Beef may be subject to product liability claims that could adversely affect its business. National Beef may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products cause injury, illness or death.  In addition, National Beef could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled.  Organisms producing food borne illnesses (such as E. coli) could be present in National Beef’s products and result in illness or death if they are not eliminated through further processing or cooking.  Contamination of National Beef’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products.  Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering.  Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on our consolidated financial condition, cash flows and results of operations.
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
National Beef’s international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.  Approximately 10.5% of National Beef’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China (for hides), Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products.  A reduction in international sales could adversely affect revenues and margins.  Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with National Beef; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements.  The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.
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
Difficult market conditions can adversely affect our asset management business in many ways, by reducing the value or performance of our funds (including our invested funds and funds invested by third parties) or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our income and cash flow and adversely affect our financial condition. The build-out of our asset management business is affected by conditions in the financial markets and economic conditions and events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and regulations, market perceptions and other factors.  In addition, we have substantially invested in many of our funds.  Adverse changes such as those mentioned above could lead to a reduction in investment income, losses on our own capital invested and lower revenues from asset management fees.  Such adverse changes may also lead to a decrease in new capital raised and may cause investors to withdraw their investments and commitments.  Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that may make it more difficult to attract new investors or retain existing investors.
Uncertainties inherent in HRG’s business and operations could impact the realizability of the full value of our investment.  As a diversified holding company, HRG is subject to risks and uncertainties across the industries in which it invests.  It is also subject to risks associated with its holding company structure, which include potential difficulties or limitations in receiving distributions from its subsidiaries, and the risk that acquisitions, dispositions or integrations of subsidiaries may not be successful.  We hold about 23% of the common shares of HRG and we record our investment at fair value.  As we do not control HRG, its management may make decisions that are not in our best interest.  HRG could decide to issue additional common shares, which would dilute our current ownership.  Additionally, changes in the market price of HRG shares may lead to volatility in our results of operations.  For additional risk factors concerning HRG, see its SEC filings.
Uncertainties relating to the results of FXCM could impact the value of our investment in FXCM. FXCM’s revenue and operating results may vary significantly from period to period due to movements and trends in the world’s currency markets and to fluctuations in trading levels. In addition, attrition of customer accounts, which are primarily comprised of individual retail customers, and failure to attract new accounts could impact revenue and profitability. FXCM is also subject to regulatory risks, as well as risks such as those relating to government actions like the unexpected actions of the Swiss National Bank on January 15, 2015, which resulted in the historic movement in the Swiss Franc. As a result of this event, FXCM’s customers suffered significant losses and generated debit balances owed to FXCM of approximately $276.0 million. Our $300 million two-year secured term loan to FXCM allowed FXCM to come into compliance with regulatory net capital requirements. Pursuant to this loan, we have rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018. We do not have the power to direct the activities that most significantly impact FXCM’s performance. We record our investment in FXCM at fair value. As we adjust to fair value each quarter, we anticipate there could be volatility in the FXCM valuation, which could materially impact our results in a given period. For additional risk factors concerning FXCM, see its SEC filings.
The performance of our oil and gas exploration and development investments, Juneau and Vitesse, is impacted by uncertainties specific to the oil and gas industry which we cannot control.  This industry is speculative by its very nature and involves a high degree of risk.  The value of these investments may be impacted by changes in the prices of oil, gas and natural gas liquids, which are affected by local, regional and global events or conditions that affect supply and demand and which have a history of significant price volatility.  These investments are also exposed to changes in regulations affecting the industry, which could increase our cost of compliance, increase taxes or reduce or delay business opportunities.  In addition, there are numerous uncertainties inherent in the estimation of future oil and gas production and future income streams associated with production.  As a result, actual results could materially differ from those we currently anticipate and our ability to profitably grow these investments could be adversely affected.
Declines in the U.S. housing market have reduced revenues of our manufacturing businesses and may continue to do so.  Our manufacturing operations, particularly Idaho Timber, have generated significant revenues when the U.S. housing market was strong.  The weak U.S. housing market during the last few years has resulted in fewer new housing starts, which has adversely impacted revenues of our manufacturing businesses, particularly Idaho Timber; despite some recent improvements in the housing market, revenues are not expected to return to prior levels until the U.S. housing market fully recovers.

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
Berkadia’s fee-for-service businesses may be terminated on short notice.  Some of Berkadia's fee-for-service customers are permitted to terminate Berkadia on short notice, usually 30 days.  If Berkadia loses fee-for-service customers, it would negatively impact Berkadia’s results of operations and cash flows.
Certain loan programs expose Berkadia to credit and interest rate risk that it is not subject to with its government agency lending programs.  Unlike its government agency lending programs, Berkadia makes certain short term, floating rate bridge loans ("Bridge Loans") and may from time to time originate loans for sale into commercial mortgage-backed securitizations ("CMBS Loans"). Berkadia cannot be assured it will be able to sell CMBS Loans and Bridge Loans at par value to a third-party without any exposure to credit or interest rate risk.  If for any reason Berkadia is unable to sell a CMBS Loan into the securitization market or if a borrower is unable to refinance a Bridge Loan, Berkadia will retain all risks associated with such loan for as long as it owns the loan.  Berkadia may be forced to foreclose on defaulted loans and suffer a loss, or to sell loans to a third party at a discount, either of which would reduce Berkadia’s profitability and cash flows. As of December 31, 2015, the aggregate amount of Bridge Loans on Berkadia's balance sheet was $597.6 million. Berkadia is not currently originating any CMBS Loans and as of December 31, 2015, had no such loans held for sale.
If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway.  Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and a Berkshire Hathaway corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of its reimbursement obligation to Berkshire Hathaway.  As of December 31, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.
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
Garcadia’s business is dependent, in part, upon revenue from new and used car sales at its dealerships, and declines in revenues due to industry or other factors could result in reduced profitability, reduced cash flows and/or impairment charges.  Garcadia has recorded impairment charges in the past, principally for goodwill and other intangible assets, and if the automobile industry experiences a downturn in the future, additional impairment charges are likely, reducing our profitability.
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
We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.  At December 31, 2015, we have recognized net deferred tax assets of $1.6 billion.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset.  If we are unable to generate sufficient taxable income prior to the expiration of our federal income tax net operating loss carryforwards (“NOLs”), the NOLs would expire unused.  Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.  In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding reduction to earnings during the period.
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
Our and Jefferies global executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement.  Jefferies maintains additional offices in over 30 cities throughout the world including, in the U.S., Charlotte, Chicago, Boston, Houston, Los Angeles, San Francisco, Stamford, and Jersey City, and internationally, London, Frankfurt, Milan, Paris, Zurich, Hong Kong, Singapore, Tokyo and Mumbai.  In addition, Jefferies maintains backup data center facilities with redundant technologies for each of its three main data center hubs in Jersey City, London and Hong Kong.  Jefferies leases all of its office space, or contract via service arrangement, which management believes is adequate for its business.
National Beef’s processing facilities, which are the principal properties used in its business, are described in Item 1 of this report.  National Beef also leases corporate office space in Kansas City, Missouri for its headquarters facility.
Conwed Plastics manufacturing facilities and Idaho Timber’s plants, which are the principal properties used in their businesses, are described in Item 1 of this report.
Our businesses lease numerous other manufacturing, warehousing, office and headquarters facilities.  The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options.  See Note 26 to our consolidated financial statements.

Item 3.	Legal Proceedings.
The information required by this Item 3 is incorporated by reference from the “Contingencies” section in Note 26 in the notes to consolidated financial statements in Item 8 of Part II of this report, which is incorporated herein by reference.

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

	Common Share
	High	Low

2014
First Quarter	$28.72	$26.04
Second Quarter	28.09	24.52
Third Quarter	26.50	23.74
Fourth Quarter	24.72	20.96

2015
First Quarter	$24.80	$21.28
Second Quarter	25.09	22.22
Third Quarter	25.39	19.64
Fourth Quarter	21.29	15.93

2016
First Quarter (through February 11, 2016)	$17.39	$14.33
As of February 11, 2016, there were approximately 1,815 record holders of the common shares.
We paid cash dividends of $.0625 per share each quarter during 2015, 2014 and 2013.  We have indicated our intention to pay dividends currently at the annual rate of $0.25 per common share on a quarterly basis.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.
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

The following table presents information on our purchases of our common shares during the three months ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2015	11,349	$20.26	—	20,000,000
November 2015	11,522	$19.30	—	20,000,000
December 2015	216,810	$16.99	—	20,000,000
Total	239,681		—
In November 2012, our Board of Directors authorized a share repurchase program pursuant to which we may, from time to time, purchase up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.  During 2015, we repurchased a total of 4,295,194 shares pursuant to this program. Separately, during the three months ended December 31, 2015, we repurchased an aggregate of 239,681 shares in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
There were no unregistered sales of equity securities during the period covered by this report.
Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Financials Index for the period commencing December 31, 2010 to December 31, 2015.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2010 in each of our common stock, the S&P 500 Index and the S&P 500 Financials Index and that all dividends were reinvested.

Item 6.	Selected Financial Data.
The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
Net revenues (b)	$10,886,458	$11,486,485	$10,425,746	$9,404,584	$637,265
Expenses	10,640,203	11,243,790	9,999,202	8,051,204	578,701
Income from continuing operations before income taxes	356,536	381,222	545,585	1,442,029	120,577
Income tax provision	109,947	165,971	136,481	539,464	71,237
Income from continuing operations	246,589	215,251	409,104	902,565	49,340
Income (loss) from discontinued operations, including gain (loss) on disposal, net of taxes	5,522	(16,226)	(46,911)	(37,924)	(24,384)
Net income attributable to Leucadia National Corporation common shareholders	279,587	204,306	369,240	854,466	25,231
Per share:
Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.73	$0.58	$1.20	$3.64	$0.20
Income (loss) from discontinued operations, including gain (loss) on disposal	0.01	(0.04)	(0.13)	(0.15)	(0.10)
Net income	$0.74	$0.54	$1.07	$3.49	$0.10
Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.73	$0.58	$1.20	$3.59	$0.20
Income (loss) from discontinued operations, including gain (loss) on disposal	0.01	(0.04)	(0.14)	(0.15)	(0.10)
Net income	$0.74	$0.54	$1.06	$3.44	$0.10

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
Total assets	$46,339,812	$52,623,908	$47,866,781	$9,349,118	$9,263,189
Long-term debt	7,407,594	8,527,929	8,180,865	1,358,695	1,903,653
Mezzanine equity	316,633	311,686	366,075	241,649	235,909
Shareholders’ equity	10,401,211	10,302,158	10,102,462	6,767,268	6,174,396
Book value per common share	$28.68	$28.03	$27.71	$27.67	$25.24
Cash dividends per common share	$0.25	$0.25	$0.25	$0.25	$0.25

(a)
Subsidiaries are reflected above as consolidated entities from the date of acquisition.  Jefferies was acquired on March 1, 2013.  National Beef was acquired on December 30, 2011; however, since its operating activities subsequent to the acquisition during 2011 were not significant they were not included in the 2011 consolidated statement of operations.

(b)
Includes net realized securities gains of $63.0 million, $30.4 million, $244.0 million, $590.6 million and $641.5 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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
Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof.  Except as may be required by law, we undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report or to reflect the occurrence of unanticipated events.
Results of Operations
We invest in a broad variety of businesses and focus on long-term value creation.  We often have changes in the mix of our businesses and investments.  Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, receivables, available for sale securities, or in other ways, depending on the structure of our holdings.  Further, as our investments span a number of industries, each may be impacted by different factors.  For these reasons, our pre-tax income is not predictable from period to period.

A summary of results of continuing operations for the year ended December 31, 2015 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$2,476,133	$7,402,419	$524,053	$426,731	$78,122	$—	$(21,000)	$10,886,458

Expenses:
Cost of sales	—	7,347,874	—	329,359	—	—	—	7,677,233
Compensation and benefits	1,467,752	34,781	35,054	24,657	103,221	—	—	1,665,465
Floor brokerage and clearing fees	199,780	—	—	—	—	—	—	199,780
Interest	—	15,962	7,059	2,507	—	85,884	—	111,412
Depreciation and amortization	92,165	89,317	8,176	30,731	3,744	—	—	224,133
Selling, general and other expenses (including provision for doubtful accounts)	597,271	38,400	50,624	79,500	17,385	—	(21,000)	762,180
Total expenses	2,356,968	7,526,334	100,913	466,754	124,350	85,884	(21,000)	10,640,203
Income (loss) from continuing operations before income taxes and income related to associated companies	119,165	(123,915)	423,140	(40,023)	(46,228)	(85,884)	—	246,255
Income related to associated companies	—	—	81,688	27,957	636	—	—	110,281
Income (loss) from continuing operations before income taxes	$119,165	$(123,915)	$504,828	$(12,066)	$(45,592)	$(85,884)	$—	$356,536

A summary of results of continuing operations for the year ended December 31, 2014 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$2,986,325	$7,832,424	$68,241	$538,775	$60,720	$—	$—	$11,486,485

Expenses:
Cost of sales	—	7,708,007	—	316,279	—	—	—	8,024,286
Compensation and benefits	1,697,533	38,660	12,530	21,917	71,034	—	—	1,841,674
Floor brokerage and clearing fees	215,329	—	—	—	—	—	—	215,329
Interest	—	14,503	3,012	1,544	—	98,115	—	117,174
Depreciation and amortization	78,566	85,305	4,266	12,229	5,627	—	—	185,993
Selling, general and other expenses (including provision for doubtful accounts)	636,501	26,252	13,715	53,470	129,396	—	—	859,334
Total expenses	2,627,929	7,872,727	33,523	405,439	206,057	98,115	—	11,243,790
Income (loss) from continuing operations before income taxes and income related to associated companies	358,396	(40,303)	34,718	133,336	(145,337)	(98,115)	—	242,695
Income related to associated companies	—	—	104,337	33,361	829	—	—	138,527
Income (loss) from continuing operations before income taxes	$358,396	$(40,303)	$139,055	$166,697	$(144,508)	$(98,115)	$—	$381,222

A summary of results of continuing operations for the year ended December 31, 2013 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$2,134,002	$7,487,724	$186,148	$567,682	$50,190	$—	$—	$10,425,746

Expenses:
Cost of sales	—	7,308,580	—	259,127	—	—	—	7,567,707
Compensation and benefits	1,213,908	33,447	2,370	19,924	83,005	—	—	1,352,654
Floor brokerage and clearing fees	150,774	—	—	—	—	—	—	150,774
Interest	—	12,272	475	—	—	72,217	—	84,964
Depreciation and amortization	59,631	88,484	117	9,269	9,924	—	—	167,425
Selling, general and other expenses (including provision for doubtful accounts)	448,705	87,299	3,151	83,950	52,573	—	—	675,678
Total expenses	1,873,018	7,530,082	6,113	372,270	145,502	72,217	—	9,999,202
Income (loss) from continuing operations before income taxes and income related to associated companies	260,984	(42,358)	180,035	195,412	(95,312)	(72,217)	—	426,544
Income related to associated companies	—	—	95,395	20,251	3,395	—	—	119,041
Income (loss) from continuing operations before income taxes	$260,984	$(42,358)	$275,430	$215,663	$(91,917)	$(72,217)	$—	$545,585

Jefferies
Jefferies was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the years ended December 31, 2015 and 2014 and for the period from the Jefferies acquisition through December 31, 2013 is as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	For the Period From the Jefferies Acquisition Through December 31, 2013

Net revenues	$2,476,133	$2,986,325	$2,134,002

Expenses:
Compensation and benefits	1,467,752	1,697,533	1,213,908
Floor brokerage and clearing fees	199,780	215,329	150,774
Depreciation and amortization	92,165	78,566	59,631
Provision for doubtful accounts	(396)	55,355	179
Selling, general and other expenses	597,667	581,146	448,526
Total expenses	2,356,968	2,627,929	1,873,018

Income before income taxes	$119,165	$358,396	$260,984
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
On April 9, 2015, Jefferies entered into an agreement to transfer certain of the client activities of its Jefferies Bache (also referred to as Futures) business to Société Générale S.A. At December 31, 2015, Jefferies has transferred all of its client accounts to Société Générale S.A. and other brokers. Jefferies substantially completed the exit of the Bache business during the third quarter of fiscal 2015. Total expenses, since the agreement on April 9, 2015, include costs of $73.1 million, on a pre-tax basis, related to the exit of the Bache business. These costs consist primarily of severance, retention and benefit payments for employees, incremental amortization of outstanding restricted stock and cash awards, contract termination costs and incremental amortization expense of capitalized software expected to no longer be used subsequent to the wind-down of the business. Net revenues from this business activity, which are included within Jefferies fixed income results, were $80.2 million in 2015, $202.8 million in 2014 and $158.4 million in the 2013 period. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within total expenses, were $214.8 million in 2015, $293.3 million in 2014 and $193.4 million in the 2013 period. For further information, refer to Note 32 in our consolidated financial statements.
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

The following provides a summary of net revenues by source included in the years ended December 31, 2015 and 2014 and for the period from the Jefferies acquisition through December 31, 2013 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	For the Period From the Jefferies Acquisition Through December 31, 2013

Equities	$757,764	$690,793	$578,045
Fixed income	271,947	751,848	507,285
Total sales and trading	1,029,711	1,442,641	1,085,330
Investment banking:
Capital markets:
Equities	408,474	339,683	228,394
Debt	397,979	627,536	410,370
Advisory	632,354	559,418	369,191
Total investment banking	1,438,807	1,526,637	1,007,955
Other	7,615	17,047	40,717

Total net revenues	$2,476,133	$2,986,325	$2,134,002
Net Revenues
Net revenues for 2015 reflect the impact of challenging market conditions throughout the year on Jefferies fixed income business, partially offset by increased revenues in Jefferies equities business. Almost all of Jefferies fixed income credit businesses were impacted by lower levels of liquidity due to the expectations of interest rate increases by the Federal Reserve and deterioration in the global energy and distressed markets. There were a number of periods of extreme volatility, which were followed by periods of low trading volume. Jefferies 2015 results include a net gain of $49.1 million from its investment in KCG Holdings, Inc. (“KCG”)
Net revenues for 2014 reflect record investment banking revenues, partially offset by lower revenue due to challenging trading environments in Jefferies fixed income business, particularly in the fourth quarter of 2014.  Jefferies core equities business performed relatively well during 2014.  Jefferies 2014 results include a loss of $14.7 million from its investment in KCG and a gain of $19.9 million from its investment in HRG.
Net revenues for the period from the Jefferies acquisition through December 31, 2013 reflect solid performance in Jefferies equity sales and trading business and continued strength in its investment banking platform.  Jefferies fixed income businesses experienced difficult trading conditions for a portion of the period as a result of a change in expectations for interest rates surrounding the Federal Reserve’s plans for tapering its asset purchase program; though fixed income performance significantly improved during the fourth quarter of 2013.  Results include gains of $89.3 million in aggregate within Equities Principal transaction revenues from Jefferies investments in KCG and HRG.
Equities Revenue
Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue is heavily dependent on the overall level of trading activity of its clients.  Equities revenue also includes Jefferies share of the net earnings from Jefferies joint venture investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC, which are accounted for under the equity method, as well as any changes in the value of its investments in KCG and HRG, which are accounted for at fair value.
Equities revenue for the year ended December 31, 2015 include a net gain of $49.1 million from Jefferies investment in KCG, and for the year ended December 31, 2014 include a loss of $14.7 million from Jefferies investment in KCG and a gain of $19.9 million from its investment in HRG, and for the period from the acquisition of Jefferies to December 31, 2013 include a gain of $19.5 million from its investment in KCG and a gain of $69.8 million from its investment in HRG.  Additionally, during the first quarter of 2014, Jefferies recognized a gain of $12.2 million in connection with its investment in CoreCommodity Management LLC.  For the years ended December 31, 2015 and 2014 and the period from the acquisition of Jefferies to December 31, 2013, included within Interest expense allocated to Jefferies equities business is positive income of $48.9 million, $45.1 million and $33.7 million, respectively, related to the amortization of premiums arising from the adjustment of Jefferies long-term debt to fair value as part of acquisition accounting.
U.S. equity market conditions during the 2015 period were characterized by instability in stock prices and moderate economic growth. In the equity markets, the NASDAQ Composite Index increased 6.6% and the S&P 500 Index increased 0.6%, while the Dow Jones Industrial Average decreased by 0.6% during the fiscal year. In Europe and Asia, the recovery remains gradual and economic developments vary across regions. Strong revenues, as a result of increased trading volumes, from Jefferies electronic trading platform contributed to higher commissions revenues. Total equities revenue also includes higher revenues from the Asia equity cash desk and net mark-to-market gains from equity investments, as well as growth from Jefferies wealth management platform. This was partially offset by lower revenues from equity block trading results from Jefferies U.S. equity cash desk and lower commissions in its Europe equity cash desk.
Equities revenue from the Jefferies LoanCore joint venture during the year ended December 31, 2015 includes higher revenues from an increase in loan closings and securitizations by the venture over the comparable prior year period. Equities revenue from the Jefferies Finance joint venture during the year ended December 31, 2015 includes lower revenues as a result of syndicate costs associated with the sell down of commitments, as well as reserves taken on certain loans held for investment as compared with the prior year period.
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
U.S. equity market conditions during the 2013 period were characterized by continually increasing stock prices as the U.S. government maintained its monetary stimulus program.  In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 28%, 19% and 14%, respectively, with the S&P Index registering a series of record closing highs.  However, economic data in the U.S. continued to indicate a slow recovery and geopolitical concerns regarding the Middle East and a U.S. federal government shutdown added volatility in the U.S. and international markets.  Despite the rally in the equity markets in 2013, overall market volumes were subdued moderating customer flow in Jefferies U.S. cash equity business, although Jefferies benefited from certain block trading opportunities during the period.  In Europe, during the 2013 period, liquidity returned to the market as the European Central Bank convinced investors that it would not allow the Eurozone to breakup aiding results to both Jefferies cash and option desks, although the results were still impacted by relatively low trading volumes given the region’s fragile economy.  Additionally, Asian equity commissions were stronger, particularly in Japan with new monetary policies increasing trading volumes on the Nikkei Exchange.
Jefferies Securities Finance desk also contributed solidly to Equities revenue for the 2013 period and the performance of certain strategic investment strategies were strong.  Revenue from Jefferies sales and trading of convertible securities is reflective of increased market share as Jefferies has expanded its team in this business.  Net earnings from Jefferies Finance and LoanCore joint ventures reflect a solid level of securitization deals and loan closings during the 2013 period.
Fixed Income Revenue
Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.
Included within Interest expense for the years ended December 31, 2015 and 2014 and for the 2013 period is positive income of $51.3 million, $55.5 million and $40.1 million, respectively, from the allocation to Jefferies fixed income business of a portion of the amortization of premiums arising from adjusting Jefferies long-term debt to fair value as part of acquisition accounting.

The lower revenues during the 2015 period were primarily due to tighter trading conditions across most core businesses and losses in Jefferies high yield distressed sales and trading business and international mortgages business, partially offset by higher revenues in its U.S. and International rates businesses, as well as its U.S. investment grade corporate credit business.
The fixed income markets during 2015 were impacted at various points by the expectations of and uncertainty related to interest rate increases by the Federal Reserve, deterioration in the global energy markets, the slowdown of China's economic growth, geopolitical concerns in the Middle East, the potential of a Greece default, and economic uncertainty, which led to volatility in currency markets. The uncertainty as to the timing of the interest rate increases by the Federal Reserve and extremely low rates globally drove investors to seek spread and yield primarily in more liquid investments. The higher revenues in Jefferies U.S. and International rates businesses, as well as its U.S. investment grade corporate credit business, resulted from higher transaction volumes as volatility caused attractive yields and interest in new issuances. However, that same volatility negatively impacted the municipal securities business as prices declined and the sector experienced overall net cash outflows. Most of Jefferies credit fixed income businesses were negatively impacted during 2015 by periods of extreme volatility and market conditions, as investors focused on liquidity, resulting in periods of low trading volume during the year. In addition, results in Jefferies distressed trading businesses were negatively impacted by its position in the energy sector and led to mark-to-market write-downs in its inventory and results in its emerging markets business were lower due to slower growth in the emerging markets during the year. Revenues from futures sales and trading were also lower for 2015 as Jefferies exited this business activity. Jefferies mortgages business was also negatively impacted by market volatility as credit spreads tightened for these asset classes and expectations of future rate increases resulted in lower trading volumes and revenues.
The fixed income markets during 2014 were impacted at various points by uncertainty with respect to U.S. economic data and concerns about the global economy, as well as reactions to legal matters regarding Freddie Mac and Fannie Mae and anticipated monetary policy, which created market uncertainty.  Client trading demand was lower across most of the fixed income platform with the exception of increased customer flow in Jefferies international rates business, which benefited from tightening yields in Europe.  Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace.  In the fourth quarter of 2014, the volatility in the equity markets and the lowering of oil prices, put downward pressure on high yield bonds, especially those in the energy and transport sectors, as well as on the distressed trading markets.  Jefferies experienced a decline in the results of its efforts in distressed trading for the year, which was primarily due to mark-to-market inventory losses as a result of the broad sell-off in distressed and post-reorganization securities although investor interest in high yield asset classes was strong during the year as investors continued to migrate to certain asset classes in search of higher yields.  Futures sales and trading revenues for 2014 were negatively impacted by challenging market conditions for foreign currency trading and U.S. futures trading given political and economic instability in various global environments.
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
During 2015, Jefferies generated $1,438.8 million in investment banking revenues, reflecting lower debt capital market revenues, partially offset by record equity capital markets and advisory revenues. Overall, capital markets revenues of $806.5 million in 2015 were lower primarily due to significantly lower transaction volume in the leveraged finance market. Record advisory revenues of $632.4 million in 2015 were primarily due to higher transaction volume.
From equity and debt capital raising activities, Jefferies generated $408.5 million and $398.0 million in revenues, respectively. During 2015, Jefferies completed 1,003 public and private debt financings that raised $199.8 billion in aggregate and Jefferies completed 191 public equity and convertible offerings that raised $53.9 billion (176 of which it acted as sole or joint bookrunner). Financial advisory revenues totaled $632.4 million, including revenues from 158 merger and acquisition transactions and 13 restructuring and recapitalization transactions with an aggregate transaction value of $141.0 billion.
Low borrowing costs and generally strong capital market conditions throughout most of 2014 were important factors in driving the growth in Jefferies debt and equity capital markets businesses.  These factors, together with generally strong corporate balance sheets and record equity valuations, were important in driving the growth in its merger and acquisition advisory business.
During 2014, from equity and debt capital raising activities, Jefferies generated $339.7 million and $627.5 million in revenues, respectively.  During 2014, Jefferies completed 1,109 public and private debt financings that raised $250.0 billion and Jefferies completed 193 public equity financings and convertible offerings that raised $66.0 billion (159 of which it acted as sole or joint bookrunner).  Financial advisory revenues totaled $559.4 million, including revenues from 132 merger and acquisition transactions and 12 restructuring and recapitalization transactions with an aggregate transaction value of $176.0 billion.
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
Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards, historical annual share-based compensation awards and the amortization of certain non-annual share-based and cash compensation awards to employees.  Historical share-based awards and a portion of cash awards granted to employees as part of year end compensation contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards.  Accordingly, the compensation expense for such awards granted at year end as part of annual compensation is fully recorded in the year of the award. Separately, a portion of cash awards granted to employees as part of year end compensation are subject to ratable vesting terms with service requirements. Accordingly, the compensation expense for this portion of awards granted at year end as part of annual compensation is recognized in each period over the relevant service period, which is generally considered to start at the beginning of the annual compensation year.
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $307.7 million, $283.3 million and $232.0 million for 2015, 2014 and for the period from the Jefferies acquisition through December 31, 2013, respectively.  In addition, compensation and benefits expense includes $13.3 million, $14.4 million and $11.0 million for 2015, 2014 and for the 2013 period, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.  Compensation and benefits as a percentage of Net revenues was 59.3%, 56.8% and 56.9% for 2015, 2014 and for the 2013 period, respectively.
Compensation and benefits expense directly related to Jefferies Bache business was $87.7 million, $98.6 million and $87.1 million for 2015, 2014 and for the period from the Jefferies acquisition through December 31, 2013, respectively. Included within Compensation and benefits expense for the Bache business for 2015 are severance, retention and related benefits costs of $38.2 million, incurred as part of decisions surrounding the exit of this business.
Non-Compensation Expenses
Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, bad debt provision, impairment charges, depreciation and amortization expense and other costs.  All of these expenses, other than floor brokerage and clearing fees, bad debt provision and depreciation and amortization expense, are included within Selling, general and other expenses in the Consolidated Statements of Operations.
For 2015, technology and communications expenses includes costs associated with the development of the various trading systems and projects associated with corporate support infrastructure, as well as accelerated amortization expense of $19.7 million related to capitalized software and $11.2 million in contract termination costs related to Jefferies Bache business. Floor brokerage and clearing expenses for the year are reflective of the exit of the Bache business, partially offset by higher trading volumes in Jefferies equities trading businesses. Business development costs reflect Jefferies continued efforts to continue to build market share. Jefferies continues to incur legal and consulting fees as part of implementing various regulatory requirements.
Non-compensation expenses for 2014 includes approximately $7.6 million in impairment losses related to customer relationship intangible assets within its Jefferies Bache business and its International Asset Management business, which is included within Selling, general and other expenses in the Consolidated Statements of Operations.  During the fourth quarter of 2014, Jefferies recognized a bad debt provision, which primarily relates to a receivable of $52.3 million from a client to which it provided futures clearing and execution services, which declared bankruptcy.
Floor brokerage and clearing expenses for 2014 are reflective of the trading volumes in Jefferies equities trading businesses. Technology and communications expense includes costs associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to Jefferies global headquarters and incremental amortization expense associated with fair value adjustments to capitalized software recognized as part of acquisition accounting.  Occupancy and equipment rental expense reflects incremental office re-configuration expenditures at Jefferies global headquarters.  Business development costs reflect Jefferies continued efforts to continue to build market share, including its loan origination business conducted through its Jefferies Finance joint venture.  Jefferies continues to incur legal and consulting fees as part of implementing various regulatory requirements.
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
Non-compensation expenses associated directly with the activities of the Bache business were $127.2 million, $197.7 million and $106.3 million for 2015, 2014 and for the period from the Jefferies acquisition through December 31, 2013, respectively.

National Beef
A summary of results of operations for National Beef for the three years in the period ended December 31, 2015 is as follows (in thousands):

	2015	2014	2013

Net revenues	$7,402,419	$7,832,424	$7,487,724

Expenses:
Cost of sales	7,347,874	7,708,007	7,308,580
Compensation and benefits	34,781	38,660	33,447
Interest	15,962	14,503	12,272
Depreciation and amortization	89,317	85,305	88,484
Selling, general and other expenses	38,400	26,252	87,299
Total expenses	7,526,334	7,872,727	7,530,082

Income (loss) before income taxes	$(123,915)	$(40,303)	$(42,358)
National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume and capacity utilization.  National Beef operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  National Beef’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.
The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, National Beef expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  While the ratio during 2015 was the highest since 2010, the drop credit value (amount received for all products other than beef that are produced when cattle are processed) as a percentage of cattle price was at a historically low level and had a negative impact on profitability.
Revenues in 2015 decreased about 5% in comparison to 2014, due to lower sales volume, as fewer cattle were processed, and lower average prices for beef and beef by-products. Additionally, during 2015 decreases to revenues of $52.9 million were recorded as a result of National Beef's use of derivatives in its hedging activity associated with its forward sales of boxed beef and driven by a significant drop in live cattle futures prices amidst unusually high price volatility in the second half of the year. Revenues in 2014 increased about 5% in comparison to 2013, due primarily to higher selling prices despite lower sales volume, as fewer cattle were processed.  For 2015, cost of sales declined as compared to 2014, due to fewer cattle processed, and a small decrease in the price of cattle. Cost of sales increased markedly during 2014 as compared to 2013 as industry slaughter declined approximately 5% from 2013 and cattle prices increased approximately 22% on average.
The combined effects of both lower volumes and tighter margins due to the relative price of cattle compared to the selling price of beef and beef by-products impacted margins leading to reduced profitability in 2015 compared to 2014. Selling, general and other expenses in 2013 included a $63.3 million impairment charge in connection with National Beef’s decision to close its Brawley, California beef processing plant.  An additional impairment charge related to the Brawley plant of $4.7 million was included in Selling, general and other expenses in 2015. Also in connection with closing the Brawley facility, National Beef recognized $6.9 million of costs including employee separation and retention, systems decommissioning and various other expenses in 2014.  Of these amounts, $4.6 million related to employee separation, which is included in Compensation and benefits, and the various other costs are included in selling, general and other expenses.

Corporate and Other Results
A summary of results of operations for corporate and other for the three years in the period ended December 31, 2015 is as follows (in thousands):

	2015	2014	2013

Net revenues	$78,122	$60,720	$50,190

Expenses:
Corporate compensation and benefits	52,385	61,736	72,800
WilTel pension	50,836	9,298	10,205
Depreciation and amortization	3,744	5,627	9,924
Selling, general and other expenses	17,385	129,396	52,573
Total expenses	124,350	206,057	145,502

Income (loss) before income taxes and income related to associated companies	(46,228)	(145,337)	(95,312)
Income related to associated companies	636	829	3,395
Pre-tax income (loss) from continuing operations	$(45,592)	$(144,508)	$(91,917)
Net revenues include net realized securities gains of $63.0 million, $30.4 million and $16.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The net realized securities gains in 2015, primarily relate to a recovery of $35.0 million of an investment in a non-public security that was recently sold and had been written off in prior years. Net revenues also include interest income of $10.9 million, $22.6 million and $20.1 million for 2015, 2014 and 2013, respectively, and other income, which in 2013 included $6.4 million received in connection with the settlement of certain litigation.
For the years ended December 31, 2015, 2014 and 2013, Corporate compensation and benefits includes accrued incentive bonus expense of $17.4 million, $13.9 million and $22.1 million, respectively. In addition, Compensation and benefits for 2013 includes an accrual of $8.3 million related to retention agreements with certain executive officers.  Share-based compensation expense was $14.6 million, $26.3 million and $22.8 million in 2015, 2014 and 2013, respectively.
Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, Inc., the responsibility for WilTel’s defined benefit pension plan was retained by us.  WilTel pension expense in 2015 includes $40.7 million related to a settlement charge for pension plan participants who elected to receive a lump sum payment from pension plan assets in 2015. See Note 21 to our consolidated financial statements for further information.
Selling, general and other expenses for the 2015 period reflects a reduction of $20.1 million in insurance payments covering previously expensed legal fees. Selling, general and other expenses for 2014 include a charge relating to the agreement to settle certain litigation related to the Jefferies acquisition for an aggregate payment of $70.0 million plus legal fees. Selling, general and other expenses for 2013 include costs related to the acquisition of Jefferies of $7.0 million and consent fees of $2.3 million paid to amend a covenant in our senior note indenture to permit additional borrowings by Material Subsidiaries.
Income related to associated companies is comprised of our share of various investee’s underlying net income or loss, none of which is significant during the three year period.

Other Financial Services Businesses and Investments
A summary of results of operations for other financial services businesses and investments for the three years in the period ended December 31, 2015 is as follows (in thousands):

	2015	2014	2013
Revenues:
Principal transactions	$498,869	$39,548	$182,719
Interest income	21,207	8,987	2,456
Net realized securities gains	—	—	426
Other	3,977	19,706	547
Total net revenues	524,053	68,241	186,148

Expenses:
Compensation and benefits	35,054	12,530	2,370
Interest	7,059	3,012	475
Depreciation and amortization	8,176	4,266	117
Selling, general and other expenses	50,624	13,715	3,151
Total expenses	100,913	33,523	6,113

Income before income taxes and income related to associated companies	423,140	34,718	180,035
Income related to associated companies	81,688	104,337	95,395
Pre-tax income from continuing operations	$504,828	$139,055	$275,430
Our other financial services businesses and investments include the consolidated results of certain Leucadia Asset Management fund managers, the returns on our investments in these funds, the consolidated results of Foursight Capital and Chrome Capital (vehicle finance), our share of the income of Berkadia, the results of our investment in FXCM, our share of the income of HomeFed, and prior to the Jefferies acquisition, the results of Jefferies High Yield Holdings, LLC (“JHYH”) and our investment in Jefferies.
As more fully discussed in Note 5 to our consolidated financial statements, in January 2015, we entered into a credit agreement with FXCM, for a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  We are accounting for our loan and rights at fair value.  During 2015, we recognized $491.3 million of unrealized and realized gains from our FXCM investment, including the component related to interest income, which is recorded within Principal transactions revenues.

Revenues and pre-tax results for 2013 include principal transactions related to unrealized gains of $182.7 million from the change in value in securities classified as trading assets for which the fair value option was elected.  This amount related to our investment in Jefferies prior to the Jefferies acquisition in March 2013.

Excluding the FXCM revenues in 2015 and Jefferies revenues in 2013 discussed above, the net revenues in other financial services businesses and investments reflect revenues of $32.7 million in 2015, $68.2 million in 2014 and $3.4 million in 2013. The year-over-year decrease in 2015 primarily reflects lower returns on investments recorded at market value related to the Leucadia Asset Management businesses partially offset by growth in our vehicle finance businesses. The increase in 2014 compared to 2013 is primarily due to returns on investments recorded at market value.

Compensation and benefits expense increased in 2015 compared to 2014 due to growth in our asset management businesses.

Selling, general and other expenses for 2015 include $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM, and which Jefferies recognized in net revenues during the first quarter.  These intercompany fees have been eliminated in our consolidated results. Selling, general and other expenses also increased in 2015 due to the growth of our vehicle finance business.

For the years ended December 31, 2015, 2014 and 2013, income related to Berkadia was $78.1 million, $101.2 million and $84.7 million, respectively. Berkadia's results were impacted by investment gains of $15.4 million in 2015 and $69.8 million in 2014, of which we then recorded our applicable share. In 2013, our equity income related to Berkadia includes an out of period adjustment of $16.4 million to record income related to prior periods.  As our share of profits from Berkadia are primarily taxed at the Leucadia level, the income discussed above is pre-tax. For 2013, income related to JHYH was $7.2 million.  Our share of HomeFed’s results was not significant during the three year period.
Other Merchant Banking Businesses and Investments
A summary of results for other merchant banking businesses and investments for the three years in the period ended December 31, 2015 is as follows (in thousands):

	2015	2014	2013
Revenues:
Principal transactions	$(27,960)	$99,254	$—
Interest income	903	604	917
Net realized securities gains	—	—	227,581
Other	453,788	438,917	339,184
Net revenues	426,731	538,775	567,682

Expenses:
Cost of sales	329,359	316,279	259,127
Compensation and benefits	24,657	21,917	19,924
Interest	2,507	1,544	—
Depreciation and amortization	30,731	12,229	9,269
Selling, general and other expenses	79,500	53,470	83,950
Total expenses	466,754	405,439	372,270

Income (loss) before income taxes and income related to associated companies	(40,023)	133,336	195,412
Income related to associated companies	27,957	33,361	20,251
Pre-tax income (loss) from continuing operations	$(12,066)	$166,697	$215,663
Our other merchant banking operations include the consolidated results of Vitesse Energy and Juneau Energy (oil and gas exploration and development) and Conwed Plastics and Idaho Timber (manufacturing).  It also includes our equity investments in Garcadia (automobile dealerships), Linkem (fixed wireless services in Italy) and Golden Queen (a gold and silver mining project), as well as our ownership of HRG shares, which is accounted for at fair value, and impacts our results through its mark-to-market adjustment reflected within net revenues. Other merchant banking operations also included our real estate operations, substantially all of which were sold to HomeFed during March 2014 in exchange for HomeFed common shares.

Net revenues and pre-tax results decreased in 2015 as compared to 2014, primarily due to a decline in the value of our investment in HRG. We classified HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues. Unrealized gains (losses) of $(28.0) million and $99.3 million for 2015 and 2014 were recorded as a result of the change in fair value of our investment. In addition, net revenues for 2014 include a $22.7 million gain on the sale of an equity interest for cash proceeds of $33.0 million. These year-over-year declines were partially offset by increased oil and gas exploration and development revenues in 2015. Net revenues and pre-tax income decreased in 2014 as compared to 2013, due to the impact of net realized securities gains of $227.6 million in 2013 related to the sale of our common shares of Inmet Mining Corporation. This decline in revenues and pre-tax income was partially offset by the $99.3 million unrealized HRG gain.
For the years ended December 31, 2015, 2014 and 2013, net revenues for manufacturing were $392.1 million, $380.5 million and $310.8 million, and net revenues for real estate were $3.7 million, $11.2 million and $16.7 million.  Net revenues during 2015 and 2014 for our oil and gas exploration and development businesses were $54.1 million and $19.9 million.

For the years ended December 31, 2015, 2014 and 2013, selling, general and other expenses for manufacturing were $8.6 million, $8.5 million and $5.8 million.  Selling, general and other expenses for our oil and gas exploration and development businesses were $49.8 million in 2015 and $15.7 million in 2014. The increase is primarily due to impairment charges totaling $20.3 million recorded in 2015 for the write down of Juneau Energy oil field assets to fair value. Selling, general and other expenses for real estate were $4.8 million, $8.8 million and $34.1 million for 2015, 2014 and 2013; included in these amounts were impairment charges for various real estate projects of $20.0 million for 2013.  For the year ended December 31, 2013, impairment charges related to real estate include an out of period adjustment of $15.4 million to record charges related to prior periods.
Depreciation and amortization for the oil and gas exploration and development businesses were $25.1 million in 2015 and $3.9 million in 2014. The significant increase in 2015 is due to increased production and additional wells compared to 2014.
For the years ended December 31, 2015, 2014 and 2013, pre-tax profits for manufacturing were $31.1 million, $31.7 million and $24.9 million.  Pre-tax losses for the oil and gas exploration and development businesses were $31.9 million for 2015 and $0.8 million for 2014.  Real estate generated pre-tax losses of $6.4 million in 2015, $2.9 million in 2014 and $23.0 million in 2013.  Pre-tax losses for the Oregon LNG project were $7.5 million, $6.8 million and $14.4 million for 2015, 2014 and 2013.
Income related to associated companies primarily relates to our investments in Linkem and Garcadia.  For the years ended December 31, 2015, 2014 and 2013, losses related to Linkem were $15.6 million, $14.6 million and $22.7 million, and income related to Garcadia were $53.2 million, $49.4 million and $39.4 million. In addition, pre-tax losses for the oil and gas exploration and development businesses include a loss of $7.9 million in 2015 related to an oil and gas equity method investment.
Parent Company Interest
Parent company interest totaled $85.9 million for 2015, $98.1 million for 2014 and $72.2 million for 2013.  The decline in interest expense in 2015 compared to 2014 is primarily due to the redemption of the 8.125% Senior Notes in September 2015. The change in interest expense during 2014 as compared to 2013 primarily reflects the issuance of $750.0 million principal amount of 5.50% Senior Notes due 2023 and $250.0 million principal amount of 6.625% Senior Notes due 2043 in October 2013 and the maturity of certain of our debt securities during 2013 and 2014.
Income Taxes
For the year ended December 31, 2015, our provision for income taxes was $109.9 million, representing an effective tax rate of about 31%.  Our 2015 provision was impacted by $10.7 million, which lowered our effective rate by 3%. This related to benefits recorded for certain state and local net operating loss carryforwards which we now believe are more likely than not to be realized in the future, a significant portion of which results from recently enacted state and local tax law changes.
For the year ended December 31, 2014, our provision for income taxes was $166.0 million, representing an effective tax rate of about 44%.  Our 2014 provision was impacted by $24.5 million, which increased our effective rate by 6%. This related to the charge recorded to settle the litigation concerning the Jefferies acquisition, which was nondeductible.  Our 2014 provision includes an offsetting benefit of $22.2 million, or 6%, for the reduction of the valuation allowance with respect to certain net operating loss carryovers, which we now believe are more likely than not to be utilized before they expire.  Excluding these items, our tax rate was higher primarily due to state income taxes, which were lower in 2013 as a result of favorable audit resolutions.
For the year ended December 31, 2013, our provision for income taxes was $136.5 million, and our effective tax rate was about 25%.  Our 2013 provision was impacted by $12.3 million, which increased our effective rate by 2%. This related to a charge to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition.  Our 2013 provision includes offsetting benefits of $97.9 million, which reduced our effective tax rate by 18%, related to the Jefferies acquisition.  In periods prior to 2013, we recorded income tax expense and a related deferred tax liability for the unrealized gain on our Jefferies investment, which at that time we recorded at fair value.  Upon acquisition of Jefferies, we reversed that deferred tax liability, benefitting our provision for income taxes by $34.0 million.  In addition, we did not record income tax expense with respect to the income from our Jefferies investment and the related deferred tax liability during the portion of the first quarter of 2013 prior to our acquisition of Jefferies, which benefitted our provision for income taxes by $64.0 million.

Discontinued Operations
Our loss from discontinued operations, net of tax and our gain (loss) on disposal from discontinued operations, net of tax include the impact of a number of changes in the mix of our businesses and investments.  During the three years ended December 31, 2015, discontinued operations include: our decision in September 2014 not to proceed with further development of the Lake Charles clean energy project that would have used gasification technology to convert low-grade fossil fuels into clean-energy products; our July 2014 sale of Premier, through which we had conducted our gaming entertainment operations; our sale in December 2013 of our subsidiary, Empire Insurance Company, which had been undergoing a voluntary liquidation; our conclusion in October 2013 that we would no longer continue to fund Sangart’s research and development operations, through which we had conducted our medical product development operations; and other transactions whose impact are not significant to our consolidated results.
Our loss from discontinued operations, net of income tax totaled $17.9 million in 2014 and $60.0 million in 2013.  Our 2014 loss consisted primarily of $25.4 million in losses related to our Lake Charles clean energy project, offset by income of about $6.1 million from Premier.  Our 2013 loss includes primarily $47.8 million in losses related to Lake Charles and $23.7 million in losses from Sangart, offset by income of $11.9 million from Premier.  Our income from discontinued operations in 2015 was not significant.
Our gain on disposal from discontinued operations, net of tax totaled $5.1 million in 2015, $1.7 million in 2014 and $13.1 million in 2013.  Gain on disposal of discontinued operations for 2015 primarily relates to additional consideration received related to the 2012 sale of our small Caribbean-based telecommunications provider and a reversal of a legal reserve. Our 2013 gain includes $8.7 million related to the sale of Empire and the impact of a number of other insignificant transactions.
For further information, see Note 30 to our consolidated financial statements.

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

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	December 31, 2015	December 31, 2014
Jefferies	$3,592,801	$3,513,905

National Beef	45,625	106,143

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	560,251	155,155
FXCM	625,689	—
HomeFed	241,368	236,572
Berkadia	190,986	208,511
Foursight and Chrome	81,275	60,737
Total Other Financial Services Businesses and Investments	1,699,569	660,975

Other Merchant Banking Businesses and Investments:
HRG	631,896	659,856
Vitesse Energy	278,833	246,456
Juneau Energy	179,972	175,846
Garcadia	189,356	183,477
Linkem	150,149	159,054
Golden Queen	80,604	69,929
Idaho Timber	73,057	70,335
Conwed	42,915	41,140
Other	21,868	(21,373)
Total Other Merchant Banking Businesses and Investments	1,648,650	1,584,720

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	766,204	1,715,652

Total Tangible Capital	$7,752,849	$7,581,395

(1) Leucadia Asset Management excludes $366.3 million and $399.5 million at December 31, 2015 and 2014 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt.

Below is a brief description of the captions in the table above:
•Jefferies is our consolidated wholly-owned global full-service, integrated securities and investment banking firm.

•
National Beef is our approximately 79% owned consolidated subsidiary that processes and markets fresh boxed beef, consumer-ready beef, beef by-products and wet blue leather for domestic and international markets.

•	Other Financial Services Businesses and Investments include:

◦	Leucadia Asset Management platform seeds and develops focused alternative asset management businesses led by distinct management teams.

◦
Our investment in FXCM consists of a two-year senior secured term loan ($192.7 million outstanding at December 31, 2015), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018. FXCM is a leading, global online provider of foreign exchange trading and related services, including contract for difference trading and spread betting, to retail and institutional customers world-wide. FXCM is a public company traded on the NYSE.

◦
Our approximately 65% equity method interest in HomeFed, is a developer and owner of residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board.

◦
Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway, is a commercial real estate company providing capital solutions, investment sales advisory, research and servicing for multifamily and commercial properties.

◦
Foursight Capital purchases automobile installment contracts originated by franchised and independent dealerships in conjunction with the sale of new and used automobiles and services these loans throughout their life cycle. Chrome Capital is a lessor of used Harley-Davidson motorcycles in the U.S. We consolidate both of these subsidiaries.

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

◦
Vitesse Energy, LLC is our 96% owned consolidated subsidiary that acquires producing and undeveloped leasehold properties in North Dakota and Montana, and converts the undeveloped leasehold into cash flow producing assets.

◦
Juneau Energy, LLC, a 98% owned consolidated subsidiary, engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas. Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.

◦	Garcadia is an equity method joint venture that owns and operates 27 automobile dealerships in the U.S. We own approximately 75%.

◦
We own approximately 42% of the common shares of Linkem and convertible preferred equity which, if converted, would increase our ownership to approximately 56% of Linkem’s common shares. Linkem provides residential broadband services using WiMAX and LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

◦
Idaho Timber is our consolidated subsidiary that manufactures and distributes an extensive range of quality wood products, including: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.

•
Corporate liquidity and other assets, net of Corporate liabilities primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset) and cash and cash equivalents, net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

The tables below reconcile tangible capital to our U.S. GAAP balance sheet (in thousands):

	December 31, 2015
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,510,163	$17,814	$22,203	$30,940	$57,528	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	751,084	—	—	—	—	—	751,084
Financial instruments owned	16,559,116	891	647,936	639,253	653,249	—	18,500,445
Investments in managed funds	85,775	—	488,940	—	55,317	(26,312)	603,720
Loans to and investments in associated companies	825,908	—	466,364	441,970	23,127	—	1,757,369
Securities borrowed	6,975,136	—	—	—	—	—	6,975,136
Securities purchased under agreements to resell	3,854,746	—	—	—	—	—	3,854,746
Receivables	3,023,899	208,107	463,545	51,558	83,858	—	3,830,967
Property, equipment and leasehold improvements, net	243,486	394,506	11,479	46,894	25,510	—	721,875
Intangible assets, net and goodwill	1,938,582	645,049	2,336	62,395	—	—	2,648,362
Deferred tax asset, net	320,198	—	—	—	1,255,170	—	1,575,368
Other assets	520,863	249,763	92,172	681,530	61,175	(123,411)	1,482,092
Total Assets	38,608,956	1,516,130	2,194,975	1,954,540	2,214,934	(149,723)	46,339,812

Liabilities
Long-term debt (2)	5,641,892	441,180	259,919	75,993	988,610	—	7,407,594
Other liabilities	27,408,213	194,918	218,153	116,702	335,120	(123,411)	28,149,695
Total liabilities	33,050,105	636,098	478,072	192,695	1,323,730	(123,411)	35,557,289

Redeemable noncontrolling interests	—	189,358	—	2,275	—	—	191,633
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	27,468	—	14,998	48,525	—	(26,312)	64,679
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	10,401,211
Less: Intangible assets, net and goodwill	(1,938,582)	(645,049)	(2,336)	(62,395)	—	—	(2,648,362)
Tangible Capital	$3,592,801	$45,625	$1,699,569	$1,648,650	$766,204	$—	$7,752,849

	December 31, 2014
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$4,079,710	$15,627	$8,974	$33,100	$139,364	$—	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,444,674	—	—	—	—	—	3,444,674
Financial instruments owned	18,636,612	—	47,609	659,856	1,877,182	—	21,221,259
Investments in managed funds	74,365	—	105,954	—	126,571	(25,420)	281,470
Loans to and investments in associated companies	773,141	—	480,293	443,302	15,832	—	1,712,568
Securities borrowed	6,853,103	—	—	—	—	—	6,853,103
Securities purchased under agreements to resell	3,926,858	—	—	—	—	—	3,926,858
Securities received as collateral	5,418	—	—	—	—	—	5,418
Receivables	3,414,526	225,340	183,582	54,006	57,371	—	3,934,825
Property, equipment and leasehold improvements, net	251,957	394,984	10,164	48,547	20,724	—	726,376
Intangible assets, net and goodwill	1,960,628	690,303	400	69,432	—	—	2,720,763
Deferred tax asset, net	399,597	—	—	—	1,312,938	—	1,712,535
Other assets	743,219	392,267	37,116	571,502	91,165	(27,985)	1,807,284
Total Assets	44,563,808	1,718,521	874,092	1,879,745	3,641,147	(53,405)	52,623,908

Liabilities
Long-term debt (3)	6,482,924	492,539	44,185	62,819	1,445,462	—	8,527,929
Other liabilities	32,567,503	245,203	161,449	113,068	355,033	(27,985)	33,414,271
Total liabilities	39,050,427	737,742	205,634	175,887	1,800,495	(27,985)	41,942,200

Redeemable noncontrolling interests	—	184,333	—	2,353	—	—	186,686
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	38,848	—	7,083	47,353	—	(25,420)	67,864
Total Leucadia National Corporation shareholders' equity	$5,474,533	$796,446	$661,375	$1,654,152	$1,715,652	$—	$10,302,158

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,474,533	$796,446	$661,375	$1,654,152	$1,715,652	$—	10,302,158
Less: Intangible assets, net and goodwill	(1,960,628)	(690,303)	(400)	(69,432)	—	—	(2,720,763)
Tangible Capital	$3,513,905	$106,143	$660,975	$1,584,720	$1,715,652	$—	$7,581,395
(1) Other financial services businesses and investments excludes $366.3 million and $399.5 million at December 31, 2015 and 2014 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of Corporate liabilities.
(2) Long-term debt within Other financial services businesses and investments of $259.9 million at December 31, 2015, includes $116.2 million for 54 Madison, $110.3 million for Foursight and $33.5 million for Chrome. Long-term debt within Other merchant banking businesses and investments of $76.0 million at December 31, 2015, includes $58.0 million for real estate associated with the Garcadia investment and $18.0 million for Vitesse Energy.

(3) Long-term debt within Other financial services businesses and investments of $44.2 million at December 31, 2014, includes $27.0 million for Foursight and $17.2 million for Chrome. Long-term debt within Other merchant banking businesses and investments of $62.8 million at December 31, 2014, includes $60.1 million for real estate associated with the Garcadia investment and $2.8 million for Juneau Energy.
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
In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, and investments in managed funds.  Together these total $613.8 million at December 31, 2015, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate overhead expenses.
The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of December 31, 2015), of which $750.0 million is due in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.
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
In August 2014, we and Solomon Kumin established Folger Hill; during the first quarter of 2015, we invested $400 million in Folger Hill’s funds.  This investment is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  We also committed to provide Folger Hill with a 3-year, $20 million revolving credit facility to fund its start-up and initial operating expenses; as of December 31, 2015, $7.4 million has been provided.

During the first quarter of 2015, we also invested $279.0 million in FXCM, structured as a two-year term loan and rights to receive a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, as more fully discussed in Note 5 to our consolidated financial statements.  We received $144.7 million of principal, interest and fees from FXCM during the year ended December 31, 2015.

During 2015, we paid $80.4 million (which was previously accrued) in connection with legal settlements.

In the third quarter of 2015, we paid $458.6 million on the maturity of our 8.125% Senior Notes.

During August 2015, Jefferies sold an investment to Leucadia, for a cash payment of $124.4 million, which represented the fair value of the investment at the time of sale.  This intercompany transaction had no impact on our consolidated results.

We purchased a total of 5,952,873 of our common shares for $125.8 million in 2015, at an average price per share of $21.12.

During the year ended December 31, 2015, we paid four quarterly dividends of $0.0625 per share which aggregated $92.6 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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
At December 31, 2015, we had outstanding 362,617,423 common shares and 12,898,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 375,515,423 outstanding common shares if all awards become outstanding common shares).
In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase to 25,000,000.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of December 31, 2015 we are authorized to repurchase 20,000,000 common shares.
We and certain of our subsidiaries have federal income tax net operating loss carryforwards (“NOLs”) of approximately $1.6 billion at December 31, 2015 and other tax attributes.  The amount and availability of the NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which certain tax benefits may no longer be carried forward.  For more information about the NOLs and other tax attributes, see Note 22 to our consolidated financial statements.
Concentration, Liquidity and Leverage Targets
In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.
Concentration Target: As a diversification measure, we limit cash investments such that our single largest investment does not exceed 20% of equity excluding Jefferies, and that our next largest investment does not exceed 10% of equity excluding Jefferies, in each case measured at the time the investment was made. National Beef is our largest investment and HRG is our next largest investment.

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

These thresholds and calculations of the actual ratios and percentages are detailed below at December 31, 2015 (dollars in thousands):

Total equity	$10,401,211
Less, investment in Jefferies	(5,531,383)
Equity excluding Jefferies	4,869,828
Less, our two largest investments:
National Beef	(690,674)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,703,554
Less, net deferred tax asset excluding Jefferies amount	(1,255,170)
Equity in a stressed scenario less net deferred tax asset	$2,448,384
Balance sheet amounts:
Available liquidity	$613,775

Parent company debt (see Note 17 to our Consolidated financial statements)	$988,610
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.27	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.40	x
Liquidity reserve:
Minimum	$426,100
Actual	$613,775
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
Net cash of $761.8 million in 2015 and $987.2 million in 2014 was used for operating activities and net cash of $702.3 million was provided by operating activities in 2013.

•
Jefferies used funds of $294.5 million and $276.6 million during 2015 and 2014 and generated funds of $750.1 million during 2013.  Included in these amounts are distributions received from associated companies of $76.7 million during 2015, $54.0 million during 2014 and $37.7 million during 2013.

•
National Beef generated funds of $76.5 million and $85.4 million during 2015 and 2013, and used funds of $55.0 million during 2014. Net losses related to real estate, property and equipment, and other assets in 2013 include National Beef's impairment loss of $63.3 million with respect to its Brawley facility.

•
Within our Other Financial Services Businesses and Investments, cash of $325.0 million and $345.1 million was used during 2015 and 2014 to make additional investments in the Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $89.4 million during 2015, $72.9 million during 2014 and $69.0 million during 2013. Cash used for operating activities also includes net cash used of $140.2 million in 2015, $110.1 million in 2014 and $50.2 million in 2013 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $31.2 million in 2015, $27.1 million in 2014 and $30.0 million in 2013. In 2014, $317.5 million was used to acquire our investment in HRG. We received distributions from Garcadia, an associated company, of $57.3 million during 2015, $46.0 million during 2014 and $26.0 million during 2013. Net losses related to real estate, property and equipment, and other assets in 2015 include impairment charges of $27.7 million, primarily related to Juneau Energy.

•
Our cash used for operating activities also reflects the use of $7.3 million during 2015, $40.7 million during 2014 and $77.4 million during 2013 by our discontinued operations. Additionally, during 2015, we paid $80.4 million in connection with legal settlements. The change in operating cash flows also reflects greater interest payments in 2015 and 2014 as compared to 2013.

Net cash of $781.2 million in 2015, $449.1 million in 2014 and $3,323.6 million in 2013 was provided by investing activities.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $68.8 million in 2015, $113.0 million during 2014 and $53.9 million during 2013. Jefferies made loans to and investments in associated companies of $1,438.7 million during 2015, $2,786.4 million during 2014 and $2,241.2 million during 2013. Jefferies received capital distributions and loan repayment from its associated companies of $1,384.9 million in 2015, $2,750.6 million during 2014, and $2,360.7 million in 2013. Cash acquired upon acquisition of Jefferies was $3,018.0 million in 2013.

•	Acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef include $48.6 million in 2015, $48.2 million in 2014 and $44.4 million in 2013.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $53.0 million in 2015 and $19.8 million in 2014. Advances on notes, loans and other receivables in 2015 include the investment in FXCM ($279.0 million). Collections on notes, loans and other receivables in 2015 primarily relate to FXCM.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets reflect primarily activity in our oil and gas exploration and production businesses in 2015 and 2014 and real estate in 2013. They totaled $113.4 million in 2015, $408.8 million in 2014 and $40.0 million in 2013. Loans to and investments in associated companies during 2015 include $12.5 million, including $0.4 million contributed from the noncontrolling interest, to Golden Queen and $21.2 million to Linkem. During 2014 payments included those to Golden Queen of $105.0 million, including $34.1 million contributed from the noncontrolling interest, Garcadia of $48.3 million and Linkem of $18.4 million. During 2013 these amounts were $38.4 million for Garcadia and $107.4 million for Linkem. We also received capital distributions and loan repayments from Garcadia of $2.8 million in 2015, $3.8 million in 2014 and $14.2 million in 2013.

•
Our net cash provided by investing activities also includes the impact of acquisitions of property, equipment and leasehold improvements, and other assets within our discontinued operations of $0.0 million during 2015, $9.4 million during 2014 and $25.8 million in 2013. Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold in 2015 relates to additional consideration received related to the 2012 sale of our small Caribbean-based telecommunications provider and, in 2014, relates to the sale of Premier.

Net cash of $652.0 million in 2015 and $270.5 million in 2013 was used for financing activities and $917.8 million was provided by financing activities in 2014.

•
Issuance of debt includes $681.2 million in 2014 and $1,034.7 million in 2013 related to Jefferies. Reduction in debt for Jefferies includes $670.0 million in 2015, $280.0 million in 2014 and $980 million in 2013. Distributions to noncontrolling interests in 2013 principally represent the redemption of third-party investors in JHYH.

•
Issuance of debt for National Beef includes $135.1 million in 2014, and $106.8 million in 2013 of borrowings under its bank credit facility. National Beef reflects a reduction in debt of $51.7 million in 2015, $32.8 million in 2014 and $120.6 million in 2013.

•
Within our Other Financial Services Businesses and Investments, borrowings include $341.8 million in 2015 and $125.5 million in 2014. Their reduction of debt includes $127.3 million in 2015 and $117.8 million in 2014. Contributions from noncontrolling interests include $13.9 million in 2015 and $37.5 million in 2013 related to Leucadia Asset Management.

•
Borrowings by our Other Merchant Banking Businesses and Investments include $21.5 million in 2015 and $60.8 million in 2014. Their reduction of debt includes $8.8 million in 2015. Contributions from noncontrolling interests include $34.1 million related to Golden Queen in 2014.

•
At the holding company level, we reflect issuance of long-term debt during 2013 of $750.0 million principal amount of our 5.50% Senior Notes due 2023 and $250.0 million principal amount of our 6.625% Senior Notes due 2043. We include a reduction in debt during 2015 of $458.6 million on the maturity of our 8.125% Senior Notes, and during 2013 of $94.5 million on the maturity of our 7.75% Senior Notes and of $307.4 million on our 7% Senior Notes. The reduction in debt in 2013 also includes the decrease in repurchase agreements (exclusive of Jefferies) of $391.7 million. Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans and the buyback of our common shares in the open market of $89.2 million in 2015 and $15.2 million in 2014.

As shown below, at December 31, 2015, our contractual obligations totaled $11,902.1 million.

		Expected Maturity Date (in millions)
Contractual Obligations	Total	2016	2017	2018 and 2019	2020 and 2021	After 2021

Indebtedness	$7,407.6	$485.1	$468.4	$2,091.5	$1,389.5	$2,973.1
Estimated interest expense on debt	3,353.3	379.2	365.9	593.9	416.7	1,597.6
Cattle commitments	68.5	68.5	—	—	—	—
Operating leases, net of sublease income	761.3	78.0	77.8	140.8	110.2	354.5
Other	311.4	83.8	60.8	83.6	55.7	27.5

Total Contractual Obligations	$11,902.1	$1,094.6	$972.9	$2,909.8	$1,972.1	$4,952.7
Amounts related to our U.S. pension obligations ($89.3 million) are not included in the above table as the timing of payments is uncertain; however, we do expect to make $20.0 million of contributions to these plans in 2016.  For further information, see Note 21 in our consolidated financial statements.  In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $189.9 million at December 31, 2015; for more information, see Note 22 in our consolidated financial statements.
Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC, our former telecommunications subsidiary.  When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale.  At December 31, 2015, we had recorded a liability of $78.0 million in our Consolidated Statement of Financial Condition for WilTel’s unfunded defined benefit pension plan obligation.  This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts.  Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.
Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management.  These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets.  The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market.  Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2016 by $0.2 million and the benefit obligation by $6.1 million, of which $4.5 million relates to the WilTel plan.
The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($54.0 million at December 31, 2015).  These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates.  They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year.  The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2016 is $2.0 million.
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
The overall securities inventory is continually monitored by Jefferies, including the inventory turnover rate, which confirms the liquidity of overall assets.  As a Primary Dealer in the U.S. and with a similar role in several European jurisdictions, Jefferies carries inventory and makes an active market for its clients in securities issued by the various governments.  These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries.  For further detail on Jefferies outstanding sovereign exposure, refer to Quantitative and Qualitative Disclosures about Market Risk below.
Of Jefferies total trading assets, approximately 77% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, trading assets consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by Jefferies long term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these maximum levels.  At December 31, 2015, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 3% of total trading assets.
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
The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Securities purchased under agreements to resell:
Period end	$3,855	$3,927
Month end average	5,719	5,788
Maximum month end	7,577	8,081

Securities sold under agreements to repurchase:
Period end	$9,967	$10,672
Month end average	14,011	13,291
Maximum month end	18,629	16,586
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
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	December 31, 2015	Average Balance Fourth Quarter 2015 (1)	December 31, 2014
Cash and cash equivalents:
Cash in banks	$973,796	$811,034	$1,083,605
Certificate of deposit	75,000	75,000	75,000
Money market investments	2,461,367	2,001,419	2,921,363

Total cash and cash equivalents	3,510,163	2,887,453	4,079,968

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,265,840	1,138,614	1,056,766
Other (3)	305,123	522,514	363,713

Total other sources	1,570,963	1,661,128	1,420,479

Total cash and cash equivalents and other liquidity sources	$5,081,126	$4,548,581	$5,500,447

(1)	Average balances are calculated based on weekly balances.

(2)
Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for approximately 77% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	December 31, 2015		December 31, 2014
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,881,419	$268,664	$2,191,288	$297,628
Corporate debt securities	1,999,162	89,230	2,583,779	11,389
U.S. Government, agency and municipal securities	2,987,784	317,518	3,124,780	250,278
Other sovereign obligations	2,444,339	1,026,842	2,671,807	877,366
Agency mortgage-backed securities (1)	3,371,680	—	3,395,771	—
Physical commodities	—	—	62,234	—

	$12,684,384	$1,702,254	$14,029,659	$1,436,661

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
In addition to being able to be readily financed at modest haircut levels, it is estimated that each of the individual securities within each asset class above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that a significant portion of the portfolio of a given asset class was not simultaneously liquidated.  There are no restrictions on the unencumbered liquid securities, nor have they been pledged as collateral.
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
Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of December 31, 2015, Short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $310.7 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings for Jefferies for 2015 and 2014 were $65.3 million and $81.7 million, respectively.
During the fourth quarter of 2015, Jefferies entered into a secured revolving loan facility ("Loan Facility") with Pacific Western Bank under which Pacific Western Bank has agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus 3.75% or the maximum rate as defined in the Loan Facility agreement. At December 31, 2015, borrowings under the Loan Facility amounted to $48.7 million and are included in the Short-term borrowings balance above and the Consolidated Statements of Financial Condition.
In addition to the above financing arrangements, Jefferies LLC issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $716.7 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at December 31, 2015.  Of the $716.7 million aggregate notes, $40.0 million matures in March 2016, $50.0 million in June 2016, $195.1 million in July 2016, $76.5 million in August 2016, $60.0 million in December 2016, $60.0 million in May 2017 and $60.0 million in October 2017, all bearing interest at a spread over one month LIBOR. The remaining $175.1 million matured in January 2016, and bore interest at a spread over three month LIBOR.  $431.6 million of the $716.7 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders.
During the second quarter of 2015, Jefferies entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon under which, the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for additional six months upon Jefferies request and at the lender's discretion. During the fourth quarter of 2015, Jefferies amended and restated the Intraday Credit Facility and reduced the aggregate committed amount to $300.0 million in U.S. dollars and extended the termination date to October 21, 2016, which can be extended for 364 days upon Jefferies request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. Jefferies was in compliance with debt covenants under the Intraday Credit Facility.
Long-Term Debt
Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at December 31, 2015 is $5.6 billion.  Jefferies long-term debt has a weighted average maturity of 8 years.  Jefferies next scheduled maturity is the $350.0 million principal amount of 5.5% Senior Notes that mature in March 2016.
The Jefferies Credit Facility was a committed senior secured revolving credit facility with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $750.0 million, with availability subject to one or more borrowing bases and of which $250.0 million could be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the facility were Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC.  On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC.  Jefferies LLC is the surviving entity, and therefore, was a borrower under the Credit Facility.  Interest was based on, in the case of U.S. dollar borrowings, the Federal funds rate, or in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively.  The facility contained financial covenants that, among other things, imposed restrictions on future indebtedness of its subsidiaries, required Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and required certain of its subsidiaries to maintain specified levels of regulated capital.  Throughout the period, Jefferies was in compliance with the facility. Jefferies terminated this Credit Facility in the third quarter of 2015, due to the exiting of the Bache business.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $49.5 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies operates broker-dealers registered with the SEC and member firms of FINRA.  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
Jefferies LLC and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,556,602	$1,471,663
Jefferies Execution	9,647	9,397
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

Off-Balance Sheet Arrangements
As shown below, at December 31, 2015, our commitments and guarantees, substantially all of which related to Jefferies, totaled $19,888.2 million.

		Expected Maturity Date (in millions)
Commitments and Guarantees	Total	2016	2017	2018 and 2019	2020 and 2021	After 2021

Equity commitments	$401.4	$106.8	$25.3	$43.9	$35.9	$189.5
Loan commitments	499.4	247.3	170.7	81.4	—	—
Mortgage-related and other purchase commitments	2,897.6	1,571.4	312.5	1,013.7	—	—
Forward starting reverse repos and repos	1,635.0	1,635.0	—	—	—	—
Other unfunded commitments	335.4	87.0	186.9	20.2	5.7	35.6
Derivative contracts (1):
Non credit related	12,982.4	11,840.6	584.6	142.8	—	414.4
Credit related	1,080.8	—	—	115.4	955.4	10.0
Standby letters of credit	56.2	55.4	—	—	—	0.8

Total Commitments and Guarantees	$19,888.2	$15,543.5	$1,280.0	$1,417.4	$997.0	$650.3

(1)
Certain of Jefferies derivative contracts meet the definition of a guarantee and are therefore included in the above table.  For additional information on commitments, see Note 26 in our consolidated financial statements.

We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.  This commitment is not included in the table above as the timing of payments, if any, is uncertain.
In the normal course of business Jefferies and certain other subsidiaries engage in other off-balance sheet arrangements, including derivative contracts.  Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition.  Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Trading assets – Derivative contracts or Trading Liabilities – Derivative contracts as applicable.  Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement.  For additional information about our accounting policies and our derivative activities see Notes 2, 5 and 6 in our consolidated financial statements.
Jefferies is routinely involved with variable interest entities (“VIEs”) in connection with mortgage-backed securities securitization activities.  VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary.  The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.  We do not generally consolidate the various VIEs related to Jefferies mortgage-backed securities securitization activities because they are not the primary beneficiary.
At December 31, 2015, Jefferies did not have any commitments to purchase assets from its securitization vehicles.  Jefferies held $373.3 million of primarily mortgage-backed securities issued by VIEs for which it was initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Trading assets on our Consolidated Statement of Financial Condition at December 31, 2015.  For additional information regarding VIEs, see Notes 8 and 10 in our consolidated financial statements.

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
Income Taxes – We record a valuation allowance to reduce our net deferred tax asset to the net amount that is more likely than not to be realized.  If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future we were to determine that we would not be able to realize all or part of its recorded net deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  We are required to consider all available evidence, both positive and negative, and to weigh the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.
Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and includes all future years that we estimate we will have available NOLs (until 2035).  We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.
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
Fair Value of Financial Instruments – Trading assets and trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election.  Trading assets and trading liabilities include Jefferies trading activities and financial instruments of other consolidated entities that are accounted for through the fair value option election.  Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations.  Available for sale securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes.  When sold, realized gains and losses on available for sale securities are reflected in the caption Net realized securities gains.  Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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
We also engage independent valuation firms to assist management in estimating the fair value of certain of our investments including the fair value of our loan and rights in FXCM. Our estimate of fair value was determined using valuation models with inputs including management's assumptions concerning the amount and timing of expected cash flows; the loan's implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.
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
We recorded impairment charges of $27.7 million in 2015, $3.2 million in 2014 and $83.3 million in 2013.  $20.3 million of the 2015 charge related to Juneau Energy's oil and gas properties which were impacted by the decline in oil prices. $63.3 million of the 2013 charge related to National Beef’s processing facility in Brawley, California which declined in profitability due to a reduced supply of fed cattle and fixed cost inefficiencies inherent in a single shift plant.
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
Goodwill – We allocate the acquisition cost of consolidated businesses to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values.  Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant.  Any excess acquisition cost over the fair values of the net assets acquired is recorded as goodwill, which is not amortized to expense. Substantially all of our goodwill was recognized in connection with the Jefferies acquisition.
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired at the reporting unit level.  In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. If we conclude otherwise, we are required to perform the two-step quantitative impairment test. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit's goodwill to the carrying value.
The fair values are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses and/or projected cash flows.  In addition, as the fair values determined under a market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.
An independent valuation specialist was engaged to assist with the valuation process relating to Jefferies for its annual goodwill impairment test as of August 1, 2015.  The results of this test did not indicate any impairment. While no goodwill impairment was identified, the valuation methodology of Jefferies components is sensitive to management's forecasts of future profitability, which comes with a level of uncertainty given current economic conditions and results. Changing conditions in financial markets and the global economy, among other factors, may adversely impact Jefferies business relative to our forecast, which could cause a decline in the estimated fair value of Jefferies and a resulting impairment to a portion of our goodwill.
During the fourth quarter of 2014, Jefferies decided to pursue alternative strategies for its Futures business and decided to liquidate its International Asset Management business.  In connection with these two events, Jefferies recognized goodwill impairment losses of $54.0 million.  As U.S. GAAP requires that our assessment be performed at our reporting unit level, and the estimated fair value of Jefferies exceeded its carrying value, we did not recognize any impairment losses related to Jefferies.  The $54.0 million impairment loss recorded by Jefferies is a difference between its stand-alone financial statements and the Jefferies results included in our consolidated financial statements.
An independent valuation specialist was also engaged to assist with the valuation process relating to National Beef for its goodwill impairment test as of December 31, 2015. The results of this test did not indicate any impairment.
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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value is determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the Jefferies acquisition, which consists of exchange and clearing organization membership interests and registrations. Our annual impairment testing date is as of August 1, 2015.
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
As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading Assets at fair value of $631.9 million at December 31, 2015. Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $63 million.
In addition, as more fully discussed elsewhere in this Report, we have an investment in FXCM consisting of a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  We are accounting for this investment, which is included within Trading assets, at fair value of $625.7 million at December 31, 2015.  Our market risk with respect to our investment in FXCM primarily affects the value of our rights, particularly relating to FXCM’s underlying common stock price, its volatility and the time to liquidity event.  Assuming a decline of $1.00 (representing approximately 6% of the price at December 31, 2015) in FXCM’s market price, as of December 31, 2015, the value of our FXCM rights would decrease by approximately $15 million, assuming no change in any other factors.  Likewise, assuming an increase in the observed volatility of FXCM by 10%, the value of our FXCM rights would decrease by approximately $18 million, assuming no other change in any other factors. A three month change in the estimated time to liquidity event would result in a change of about $8 million in this valuation, assuming no change in any other factors. Changes to the key inputs with respect to our loan did not have a significant impact on the risk of loss.
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
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies overall trading positions using the past 365 days of historical data.  The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories.  Diversification effect equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.  Since we consolidate Jefferies on a one month lag, all amounts reported are for Jefferies annual fiscal periods.

		Daily VaR (1) Value-at-Risk In Trading Portfolios				Daily VaR (1) Value-at-Risk In Trading Portfolios
(In millions) Risk Categories	VaR at November 30, 2015	Daily VaR for the Year Ended November 30, 2015			VaR at November 30, 2014	Daily VaR for the Year Ended November 30, 2014
		Average	High	Low		Average	High	Low
Interest Rates	$5.01	$5.84	$8.06	$4.19	$5.56	$5.77	$8.69	$3.16
Equity Prices	6.69	9.79	13.61	5.39	10.53	11.08	14.68	7.85
Currency Rates	0.30	0.46	3.32	0.12	0.87	1.33	6.59	0.15
Commodity Prices	0.82	0.57	1.62	0.04	0.19	0.70	2.14	0.07
Diversification Effect (2)	(5.09)	(4.27)	N/A	N/A	(3.87)	(4.53)	N/A	N/A
Firmwide	$7.73	$12.39	$17.75	$6.35	$13.28	$14.35	$19.68	$10.31

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

Average daily VaR decreased to $12.39 million for the year ended November 30, 2015 from $14.35 million for the year ended November 30, 2014, a 13.7% decrease. The decrease was primarily driven by a decrease in Jefferies' investment in KCG and the exit of the Bache business. In addition, VaR declined from $13.28 million at November 30, 2014 to $7.73 million at November 30, 2015. The decrease is reflective of a reduction in risk that Jefferies implemented in connection with its view of the current market environment. The reduction in Jefferies' balance sheet and mix of inventory was substantially effected during its fourth quarter. Excluding the investment in KCG, average VaR increased to $9.97 million for the year ended November 30, 2015 from $9.54 million in the year ended November 30, 2014.
The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the year ended November 30, 2015, results of the evaluation at the aggregate level demonstrated five days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of or the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2015 (in thousands):

10% Sensitivity

Private investments	$24,889
Corporate debt securities in default	7,223
Trade claims	1,435
Excluding trading losses associated with the daily marking to market of the investment in KCG, there were 55 days with trading losses out of a total of 252 trading days in the year ended November 30, 2015. Including these losses, there were 64 days with trading losses.
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
Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at December 31, 2015 and 2014 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
AAA Range	$—	$—	$11.8	$1.9	$—	$—	$11.8	$1.9	$2,461.4	$2,921.4	$2,473.2	$2,923.3
AA Range	—	2.7	152.3	134.6	4.4	7.1	156.7	144.4	175.0	412.9	331.7	557.3
A Range	1.0	7.6	556.4	586.9	95.9	218.1	653.3	812.6	846.3	731.3	1,499.6	1,543.9
BBB Range	86.6	132.3	107.9	73.6	31.7	34.8	226.2	240.7	25.8	2.8	252.0	243.5
BB or Lower	197.5	189.9	14.8	127.9	30.1	45.2	242.4	363.0	—	—	242.4	363.0
Unrated	85.1	139.6	—	—	0.1	—	85.2	139.6	1.7	11.5	86.9	151.1

Total	$370.2	$472.1	$843.2	$924.9	$162.2	$305.2	$1,375.6	$1,702.2	$3,510.2	$4,079.9	$4,885.8	$5,782.1

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Asia/Latin America/ Other	$37.4	$48.8	$15.3	$55.7	$40.6	$24.6	$93.3	$129.1	$159.6	$221.0	$252.9	$350.1
Europe	0.4	8.5	212.2	218.2	43.4	76.1	256.0	302.8	341.8	617.5	597.8	920.3
North America	332.4	414.8	615.7	651.0	78.2	204.5	1,026.3	1,270.3	3,008.8	3,241.4	4,035.1	4,511.7

Total	$370.2	$472.1	$843.2	$924.9	$162.2	$305.2	$1,375.6	$1,702.2	$3,510.2	$4,079.9	$4,885.8	$5,782.1

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Asset Managers	$—	$—	$69.8	$91.8	$—	$—	$69.8	$91.8	$2,461.3	$2,921.4	$2,531.1	$3,013.2
Banks, Broker-dealers	0.9	10.7	464.9	482.2	95.1	251.4	560.9	744.3	1,048.9	1,158.5	1,609.8	1,902.8
Commodities	—	—	—	59.9	16.7	24.8	16.7	84.7	—	—	16.7	84.7
Corporates/Loans	237.4	320.8	—	—	11.3	0.8	248.7	321.6	—	—	248.7	321.6
Other	131.9	140.6	308.5	291.0	39.1	28.2	479.5	459.8	—	—	479.5	459.8

Total	$370.2	$472.1	$843.2	$924.9	$162.2	$305.2	$1,375.6	$1,702.2	$3,510.2	$4,079.9	$4,885.8	$5,782.1
For additional information regarding credit exposure to OTC derivative contracts, see Note 6 in our consolidated financial statements.
Jefferies Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at December 31, 2015 and 2014 (in millions):

	December 31, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5

	December 31, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
United Kingdom	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3
In addition, Jefferies' issuer and counterparty risk exposure to Puerto Rico was $40.1 million, as reflected in our Consolidated Statement of Financial Condition at December 31, 2015, which is in connection with its municipal securities market making activities. The government of Puerto Rico is seeking to restructure much of its $72 billion in debt on a voluntary basis. At December 31, 2015, Jefferies had no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns, given that individually and collectively all countries of concern are less than 2% of Jefferies' total exposure.
Other than our trading portfolio, our financial instrument portfolio is primarily classified as available for sale, and consequently, is recorded at fair value with unrealized gains and losses reflected in equity.  Included in our available for sale portfolio are fixed income securities, which comprised approximately 64% of the total available for sale portfolio at December 31, 2015.  These fixed income securities are primarily rated “investment grade” or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises.  The estimated weighted average remaining life of these fixed income securities was approximately 2.1 years at December 31, 2015.  Our fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  At December 31, 2014 fixed income securities comprised approximately 94% of the total portfolio and had an estimated weighted average remaining life of approximately 2.5 years.
Also included in the available for sale portfolio are equity securities, which are recorded at an aggregate fair value of $73.6 million (aggregate cost of $53.0 million) and which comprised approximately 36% of our total available for sale portfolio at December 31, 2015.  We evaluate our portfolio for impairment on a quarterly basis.

The following table provides information about our financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates.
For additional information see Note 9 to our consolidated financial statements.

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government	$63,945	$—	$—	$—	$—	$—	$63,945	$63,945
Weighted-Average Interest Rate	0.05%
Residential mortgage-backed: Rated Investment Grade	$2,422	$818	$532	$320	$263	$1,637	$5,992	$5,992
Weighted-Average Interest Rate	2.62%	2.73%	2.51%	2.20%	2.09%	2.03%
Rated Less Than Investment Grade/Not Rated	$6,740	$3,628	$2,268	$1,257	$786	$2,569	$17,248	$17,248
Weighted-Average Interest Rate	3.51%	3.61%	3.56%	4.38%	5.16%	5.08%
Commercial mortgage-backed:
Rated Investment Grade	$—	$—	$295	$—	$—	$—	$295	$295
Weighted-Average Interest Rate			4.18%
Rated Less Than Investment Grade/Not Rated	$—	$1,186	$893	$—	$—	$—	$2,079	$2,079
Weighted-Average Interest Rate		5.80%	3.49%
Other asset-backed:
Rated Investment Grade	$13,667	$25,806	$—	$—	$—	$—	$39,473	$39,473
Weighted-Average Interest Rate	4.38%	3.46%
All other corporates:
Rated Investment Grade	$1,504	$—	$—	$—	$—	$—	$1,504	$1,504
Weighted-Average Interest Rate	2.75%
Rated Less Than Investment Grade/Not Rated	$2,729	$—	$—	$511	$—	$—	$3,240	$3,240
Weighted-Average Interest Rate	4.30%			6.75%

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

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$350,000	$433,724	$830,234	$700,500	$—	$3,600,000	$5,914,458	$6,119,397
Weighted-Average Interest Rate		4.32%	5.16%	8.50%		6.11%
Variable Interest Rate Borrowings	$132,097	$32,385	$421,899	$2,436	$20,530	$48,287	$657,634	$658,323
Weighted-Average Interest Rate	2.84%	4.44%	4.87%	3.96%	2.62%	4.00%
Borrowings with Foreign Currency Exposure	$—	$—	$—	$—	$528,625	$4,229	$532,854	$521,685
Weighted-Average Interest Rate					2.37%	2.25%

Item 8.	Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2015.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on our assessment and those criteria, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.
Information with respect to this item will be contained in the Proxy Statement for the 2016 Annual Meeting of Shareholders, which is incorporated herein by reference.
We have a Code of Business Practices, which is applicable to all directors, officers and employees, and is available on our website. We intend to post amendments to or waivers from our Code of Business Practices on our website as required by applicable law.

Item 11.	Executive Compensation.
Information with respect to this item will be contained in the Proxy Statement for the 2016 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information with respect to this item will be contained in the Proxy Statement for the 2016 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information with respect to this item will be contained in the Proxy Statement for the 2016 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information with respect to this item will be contained in the Proxy Statement for the 2016 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

3.4	Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

3.5
Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”)).*

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

10.41	Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).* +

10.42	Employment Agreement made as of June 30, 2005 by and between the Company and Joseph S. Steinberg (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 13, 2005 8-K).* +

10.43	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 19 of the Company’s Proxy Statement dated April 7, 2015).* +

10.44	First Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, dated as of December 30, 2011 (filed as Exhibit 10.1 to the December 30, 2011 8-K).*

10.45	Cattle Purchase and Sale Agreement by and between National Beef Packing Company, LLC and U.S. Premium Beef, LLC, dated as of December 30, 2011 (filed as Exhibit 10.6 to the December 30, 2011 8-K).*

10.46	Summary of executive bonus compensation (filed in the Company’s Current Report on Form 8-K dated January 20, 2016).* +

10.47	Summary of executive compensation for Richard B. Handler, Brian P. Friedman and Michael J. Sharp (filed in the Company’s Current Report on Form 8-K dated February 28, 2014).* +

10.48	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

10.49
Acknowledgement to Registration Rights Agreement, dated as of March 18, 2014, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated March 18, 2014).*

10.50
Letter Agreement, dated as of March 18, 2014, by and between Harbinger Group Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated March 18, 2014).*

10.51
Exchange Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.5 to Schedule 13D filed March 28, 2014).*

10.52
Joinder Agreement to Registration Rights Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.8 to Schedule 13D filed on March 28, 2014).*

10.53
Stockholders Agreement, dated as of March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 3, 2014).*

10.54	Employment Agreement between Leucadia National Corporation and Teresa S. Gendron dated July 2, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2014). *+

21	Subsidiaries of the registrant.

23.1
Consent of PricewaterhouseCoopers LLP, with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-191533).

23.2
Consent of PricewaterhouseCoopers LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group LLC and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-191533).

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

101
Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

(c)	Financial statement schedules.

(1)	Jefferies Group LLC financial statements for the three months ended February 28, 2013.
____________________________

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION

Date: February 19, 2016	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

February 19, 2016	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

February 19, 2016	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

February 19, 2016	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

February 19, 2016	By:	/s/ Teresa S. Gendron	Vice President and Chief Financial Officer
		Teresa S. Gendron	(Principal Financial Officer)

February 19, 2016	By:	/s/ John M. Dalton	Controller
		John M. Dalton	(Principal Accounting Officer)

February 19, 2016	By:	/s/ Linda L. Adamany	Director
Linda L. Adamany

February 19, 2016	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

February 19, 2016	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

February 19, 2016	By:	/s/ W. Patrick Campbell	Director
W. Patrick Campbell

February 19, 2016	By:	/s/ Robert E. Joyal	Director
Robert E. Joyal

February 19, 2016	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

February 19, 2016	By:	/s/ Michael T. O’Kane	Director
Michael T. O’Kane

February 19, 2016	By:	/s/ Stuart H. Reese	Director
Stuart H. Reese

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Leucadia National Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 19, 2016

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2015 and 2014
(Dollars in thousands, except par value)

	2015	2014
ASSETS
Cash and cash equivalents	$3,638,648	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes
or deposited with clearing and depository organizations	751,084	3,444,674
Financial instruments owned, including securities pledged of $12,207,123 and $14,794,488:
Trading assets, at fair value	18,293,090	19,612,490
Available for sale securities	207,355	1,608,769
Total financial instruments owned	18,500,445	21,221,259
Investments in managed funds	603,720	281,470
Loans to and investments in associated companies	1,757,369	1,712,568
Securities borrowed	6,975,136	6,853,103
Securities purchased under agreements to resell	3,854,746	3,926,858
Securities received as collateral	—	5,418
Receivables	3,830,967	3,934,825
Property, equipment and leasehold improvements, net	721,875	726,376
Intangible assets, net and goodwill	2,648,362	2,720,763
Deferred tax asset, net	1,575,368	1,712,535
Other assets	1,482,092	1,807,284
Total	$46,339,812	$52,623,908

LIABILITIES
Short-term borrowings	$310,659	$12,000
Trading liabilities, at fair value	6,840,430	8,904,592
Securities loaned	3,014,300	2,598,487
Securities sold under agreements to repurchase	9,966,868	10,672,157
Other secured financings	910,357	705,126
Obligation to return securities received as collateral	—	5,418
Payables, expense accruals and other liabilities	7,107,081	10,516,491
Long-term debt	7,407,594	8,527,929
Total liabilities	35,557,289	41,942,200

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	191,633	186,686
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
362,617,423 and 367,498,615 shares issued and outstanding, after deducting
53,755,292 and 48,447,573 shares held in treasury	362,617	367,499
Additional paid-in capital	4,986,819	5,059,508
Accumulated other comprehensive income	438,793	447,082
Retained earnings	4,612,982	4,428,069
Total Leucadia National Corporation shareholders’ equity	10,401,211	10,302,158
Noncontrolling interests	64,679	67,864
Total equity	10,465,890	10,370,022

Total	$46,339,812	$52,623,908

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share amounts)

	2015	2014	2013

Revenues:
Beef processing services	$7,396,869	$7,824,246	$7,486,332
Commissions	659,002	668,801	472,596
Principal transactions	642,824	662,213	574,895
Investment banking	1,417,807	1,526,637	997,955
Interest income	955,240	1,052,151	737,780
Net realized securities gains	62,957	30,394	243,957
Other	549,228	570,465	485,492
Total revenues	11,683,927	12,334,907	10,999,007
Interest expense	797,469	848,422	573,261
Net revenues	10,886,458	11,486,485	10,425,746

Expenses:
Cost of sales	7,677,233	8,024,286	7,567,707
Compensation and benefits	1,665,465	1,841,674	1,352,654
Floor brokerage and clearing fees	199,780	215,329	150,774
Interest	111,412	117,174	84,964
Depreciation and amortization	224,133	185,993	167,425
Provision for doubtful accounts	7,353	59,695	1,490
Selling, general and other expenses	754,827	799,639	674,188
	10,640,203	11,243,790	9,999,202
Income from continuing operations before income taxes and income related to associated companies	246,255	242,695	426,544
Income related to associated companies	110,281	138,527	119,041
Income from continuing operations before income taxes	356,536	381,222	545,585
Income tax provision	109,947	165,971	136,481
Income from continuing operations	246,589	215,251	409,104
Income (loss) from discontinued operations, net of income tax provision (benefit) of $231, $(9,634) and $(32,303)	429	(17,893)	(60,026)
Gain on disposal of discontinued operations, net of income tax provision (benefit) of $2,743, $899 and $(3,009)	5,093	1,667	13,115
Net income	252,111	199,025	362,193
Net loss attributable to the noncontrolling interests	4,996	727	1,162
Net loss attributable to the redeemable noncontrolling interests	26,543	8,616	9,282
Preferred stock dividends	(4,063)	(4,062)	(3,397)
Net income attributable to Leucadia National Corporation common shareholders	$279,587	$204,306	$369,240
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share amounts)

	2015	2014	2013

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.73	$0.58	$1.20
Income (loss) from discontinued operations	—	(0.05)	(0.17)
Gain on disposal of discontinued operations	0.01	0.01	0.04
Net income	$0.74	$0.54	$1.07

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.73	$0.58	$1.20
Income (loss) from discontinued operations	—	(0.05)	(0.17)
Gain on disposal of discontinued operations	0.01	0.01	0.03
Net income	$0.74	$0.54	$1.06

Amounts attributable to Leucadia National Corporation common shareholders:
Income from continuing operations, net of taxes	$274,065	$220,584	$415,093
Income (loss) from discontinued operations, net of taxes	429	(17,945)	(58,968)
Gain on disposal of discontinued operations, net of taxes	5,093	1,667	13,115
Net income	$279,587	$204,306	$369,240

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net income	$252,111	$199,025	$362,193
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(5,029), $(4,923) and $(543)	(9,057)	(8,866)	(979)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $6,068, $1,631 and $118,292	(10,930)	(2,939)	(213,058)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(11,097), $(6,554) and $(118,835)	(19,987)	(11,805)	(214,037)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(5,174), $(6,837) and $865	(36,477)	(43,307)	22,900
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $149 and $0	—	(267)	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(5,174), $(6,986) and $865	(36,477)	(43,574)	22,900

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $0, $0 and $(9)	—	—	(15)
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $(95) and $0	—	169	—
Net change in unrealized derivative gains (losses), net of income tax provision (benefit) of $0, $95 and $(9)	—	169	(15)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $7,152, $(17,698) and $11,685	17,073	(38,959)	19,274
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(17,159), $(1,676) and $(2,665)	31,102	3,201	4,799
Net change in pension liability benefits, net of income tax provision (benefit) of $24,311, $(16,022) and $14,350	48,175	(35,758)	24,073

Other comprehensive loss, net of income taxes	(8,289)	(90,968)	(167,079)

Comprehensive income	243,822	108,057	195,114
Comprehensive loss attributable to the noncontrolling interests	4,996	727	1,162
Comprehensive loss attributable to the redeemable noncontrolling interests	26,543	8,616	9,282
Preferred stock dividends	(4,063)	(4,062)	(3,397)

Comprehensive income attributable to Leucadia National Corporation common shareholders	$271,298	$113,338	$202,161

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net cash flows from operating activities:
Net income	$252,111	$199,025	$362,193
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	134,016	126,885	70,047
Depreciation and amortization of property, equipment and leasehold improvements	164,067	124,977	111,175
Other amortization	8,006	14,767	27,789
Share-based compensation	74,087	109,838	87,309
Provision for doubtful accounts	20,168	69,907	13,945
Net securities gains	(62,957)	(30,394)	(243,957)
Income related to associated companies	(185,998)	(228,769)	(211,221)
Distributions from associated companies	223,658	176,491	137,098
Net (gains) losses related to property and equipment, and other assets	29,776	(27,784)	94,074
Gain on disposal of discontinued operations	(7,836)	(12,566)	(10,106)
Change in estimated litigation reserve	(96,500)	101,710	—
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,691,028	166,108	113,754
Trading assets	1,380,230	(3,223,327)	(383,682)
Investments in managed funds	(295,342)	(80,247)	2,674
Securities borrowed	(127,060)	(1,497,438)	(41,678)
Securities purchased under agreements to resell	56,377	(200,568)	(156,197)
Receivables from brokers, dealers and clearing organizations	551,021	11,872	336,263
Receivables from customers of securities operations	58,233	(349,767)	225
Other receivables	(145,634)	(161,415)	(93,690)
Other assets	83,414	(107,028)	23,488
Trading liabilities	(2,011,277)	1,832,930	(2,511,777)
Securities loaned	420,929	95,607	600,539
Securities sold under agreements to repurchase	(688,355)	(84,303)	2,794,412
Payables to brokers, dealers and clearing organizations	486,841	968,615	(507,722)
Payables to customers of securities operations	(3,455,080)	1,089,423	(249,305)
Trade payables, expense accruals and other liabilities	(225,711)	(3,546)	345,345
Other	(93,967)	(68,163)	(8,655)
Net cash provided by (used for) operating activities	(761,755)	(987,160)	702,340

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(295,894)	(600,837)	(166,129)
Proceeds from disposals of property and equipment, and other assets	22,820	52,011	24,400
Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold	5,842	223,217	20,997
Cash acquired upon acquisition of Jefferies Group LLC	—	—	3,017,958
Acquisitions, net of cash acquired	—	(61,493)	—
Cash paid and cash of real estate operations sold to HomeFed Corporation	—	(19,730)	—
Advances on notes, loans and other receivables	(420,219)	(8,500)	(1,934)
Collections on notes, loans and other receivables	153,004	22,002	18,852
Loans to and investments in associated companies	(1,492,060)	(2,959,689)	(2,388,540)
Capital distributions and loan repayment from associated companies	1,389,262	2,756,320	2,381,145
Deconsolidation of asset management entities	(16,512)	(207,965)	—
Purchases of investments (other than short-term)	(873,831)	(1,821,635)	(3,789,166)
Proceeds from maturities of investments	379,629	1,191,349	2,368,734
Proceeds from sales of investments	1,931,656	1,878,427	1,838,029
Other	(2,532)	5,606	(724)
Net cash provided by investing activities	781,165	449,083	3,323,622
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$363,595	$1,002,636	$2,038,226
Change in short-term borrowings	298,659	—	(88,000)
Reduction of debt	(1,316,494)	(434,278)	(1,894,301)
Net proceeds from other secured financings	205,231	470,415	114,711
Issuance of common shares	1,223	2,190	5,557
Cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	—	—	(21,042)
Net contributions from (distributions to) redeemable noncontrolling interests	5,165	(2,765)	(8,073)
Distributions to noncontrolling interests	(7,277)	(7,797)	(355,086)
Contributions from noncontrolling interests	15,469	54,259	65,870
Purchase of common shares for treasury	(125,754)	(75,728)	(40,024)
Dividends paid	(92,550)	(93,071)	(91,335)
Other	750	1,921	2,990
Net cash provided by (used for) financing activities	(651,983)	917,782	(270,507)

Effect of foreign exchange rate changes on cash	(5,554)	(10,525)	6,180

Net increase (decrease) in cash and cash equivalents	(638,127)	369,180	3,761,635

Cash and cash equivalents at January 1, including cash classified as assets of discontinued operations	4,276,775	3,907,595	145,960

Cash and cash equivalents at December 31, including cash classified as assets of discontinued operations	$3,638,648	$4,276,775	$3,907,595

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$980,266	$1,038,201	$722,695
Income tax payments, net	$510	$9,880	$75,925
Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$—	$—	$3,385,699
Issuance of mandatorily redeemable convertible preferred shares for acquisition of Jefferies Group LLC	$—	$—	$125,000
Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	$—	$—	$175,958
Issuance of common shares for debt conversion	$—	$97,546	$—

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Non-controlling Interests	Total
Balance, January 1, 2013	$244,583	$1,577,528	$705,129	$4,240,028	$6,767,268	$367	$6,767,635
Net income				369,240	369,240	(1,162)	368,078
Other comprehensive loss, net of taxes			(167,079)		(167,079)		(167,079)
Acquisition of Jefferies Group LLC	119,363	3,266,336			3,385,699	356,180	3,741,879
Distribution of common shares of Crimson Wine Group, Ltd. to shareholders				(197,000)	(197,000)		(197,000)
Contributions from noncontrolling interests					—	65,870	65,870
Distributions to noncontrolling interests					—	(355,086)	(355,086)
Change in interest in consolidated subsidiary		(4,422)			(4,422)	4,422	—
Share-based compensation expense		87,309			87,309		87,309
Change in fair value of redeemable noncontrolling interests		(16,781)			(16,781)		(16,781)
Exercise of options to purchase common shares, including excess tax benefit	184	4,361			4,545		4,545
Purchase of common shares for treasury	(1,423)	(38,601)			(40,024)		(40,024)
Dividends ($.25 per common share)				(93,428)	(93,428)		(93,428)
Other	1,834	5,301			7,135		7,135

Balance, December 31, 2013	364,541	4,881,031	538,050	4,318,840	10,102,462	70,591	10,173,053
Net income				204,306	204,306	(727)	203,579
Other comprehensive loss, net of taxes			(90,968)		(90,968)		(90,968)
Contributions from noncontrolling interests					—	72,221	72,221
Distributions to noncontrolling interests					—	(8,977)	(8,977)
Deconsolidation of asset management entities					—	(77,475)	(77,475)
Change in interest in consolidated subsidiary		(3,654)			(3,654)	3,654	—
Share-based compensation expense		109,838			109,838		109,838
Change in fair value of redeemable noncontrolling interests		45,401			45,401		45,401
Issuance of common shares for debt conversion	4,606	92,940			97,546		97,546
Exercise of options to purchase common shares, including excess tax benefit	36	777			813		813
Purchase of common shares for treasury	(2,990)	(72,738)			(75,728)		(75,728)
Dividends ($.25 per common share)				(95,077)	(95,077)		(95,077)
Other	1,306	5,913			7,219	8,577	15,796

Balance, December 31, 2014	367,499	5,059,508	447,082	4,428,069	10,302,158	67,864	10,370,022
Net income				279,587	279,587	(4,996)	274,591
Other comprehensive loss, net of taxes			(8,289)		(8,289)		(8,289)
Contributions from noncontrolling interests					—	16,189	16,189
Distributions to noncontrolling interests					—	(7,277)	(7,277)
Deconsolidation of asset management entities					—	(8,193)	(8,193)
Change in interest in consolidated subsidiary		(1,092)			(1,092)	1,092	—
Share-based compensation expense		74,087			74,087		74,087
Change in fair value of redeemable noncontrolling interests		(26,325)			(26,325)		(26,325)
Exercise of options to purchase common shares, including excess tax benefit	2	42			44		44
Purchase of common shares for treasury	(5,953)	(119,801)			(125,754)		(125,754)
Dividends ($.25 per common share)				(94,674)	(94,674)		(94,674)
Other	1,069	400			1,469	—	1,469

Balance, December 31, 2015	$362,617	$4,986,819	$438,793	$4,612,982	$10,401,211	$64,679	$10,465,890

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

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking and servicing), FXCM (a publicly traded company providing online foreign exchange trading), HomeFed (a publicly traded real estate company) and Foursight Capital and Chrome Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group ("HRG"), formerly known as Harbinger (a publicly traded diversified holding company), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Conwed Plastics and Idaho Timber (manufacturing), and Golden Queen (a gold and silver mining project). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, receivables, securities, or in other ways, depending on the structure of our specific holdings.

Jefferies is a global full-service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Babson Capital Management LLC and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, a joint venture with the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the U.S.

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of December 2015 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this Annual Report on Form 10-K, and we have concluded that no additional disclosures or adjustments are warranted.

Leucadia Asset Management supports and develops focused alternative asset management businesses led by distinct management teams. These primarily include Folger Hill, a multi-manager discretionary long/short equity hedge fund platform; Topwater Capital, a first-loss hedge fund; Mazama Capital Management, a long-only growth equity fund manager; and 54 Madison Capital, LLC, which targets real estate projects. After the end of 2015, we contributed an additional $33.7 million to 54 Madison for real estate projects.

Our investment in FXCM Inc. ("FXCM") consists of a two-year senior secured term loan ($192.7 million outstanding at December 31, 2015), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.

Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway Inc., originates and brokers commercial real estate loans primarily in respect of multi-family housing units and services commercial real estate loans in the U.S.

Our approximately 65% equity method interest of HomeFed, owns and develops residential and mixed use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board. During 2014, we sold substantially all of our standalone real estate operations to HomeFed; see Notes 11 and 29 for more information.

We own 100% of Foursight Capital, an auto loan originator and servicer. We also own 83% of Chrome Capital, which provides leases on used Harley-Davidson motorcycles.

We own 79% of National Beef Packing Company.  National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets.  National Beef operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S. National Beef operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and direct response television.  National Beef also owns a refrigerated and livestock transportation and logistics company that provides transportation services for National Beef and third parties.

We own approximately 23% of HRG, a diversified holding company that operates in four business segments: consumer products, insurance, energy and asset management.  Its consumer products segment contains an approximate 58% ownership stake in Spectrum Brands, a global consumer products company. Its insurance segment includes an approximate 81% ownership stake in Fidelity & Guaranty Life ("FGL"). On November 8, 2015, FGL and Anbang Insurance Group Co., Ltd. ("Anbang") had entered into a definitive merger agreement pursuant to which Anbang will acquire FGL for $26.80 per share. HRG is a public company traded on the NYSE and we reflect this investment at fair value.

Vitesse Energy, LLC is our 96% owned consolidated subsidiary that acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana.

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

We own approximately 42% of the common shares of Linkem and convertible preferred shares which, if converted, would increase our ownership to approximately 56% of Linkem's common equity.  Linkem provides residential broadband services using WiMAX and LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method. After the end of 2015, we purchased $33.3 million (€30.5 million) of additional convertible preferred shares. If all of our convertible preferred shares were converted, we would continue to own approximately 56% of Linkem's common equity.

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

Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal activities:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.

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

During August 2015, Jefferies sold an investment to Leucadia, for a cash payment of $124.4 million, which represented the fair value of the investment at the time of sale.  This intercompany transaction had no impact on our consolidated results.
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
Certain amounts have been reclassified to be consistent with the 2015 presentation.

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
Investment Banking Activities
Commissions.  All customer securities transactions are reported in the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade date basis.  We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties.  The amounts allocated for those purposes are commonly referred to as soft dollar arrangements.  These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Operations.  The commissions and related expenses on client transactions executed by Jefferies LLC, a futures commission merchant, are recorded on a half-turn basis. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.
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
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies LLC, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.  In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption.  Jefferies LLC, as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission ("CFTC") under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  During October 2015, Jefferies ceased being a full service futures commission merchant. As a result, Jefferies no longer carries customer or proprietary accounts or holds any customer monies or funds. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.
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
Loans to and Investments in Associated Companies
Loans to and investments in associated companies include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such investments.  Loans to and investments in associated companies are accounted for using the equity method.  See Note 11 for additional information regarding certain of these investments.
Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as Income (loss) related to associated companies, or as part of Other revenues if such investees are considered to be an extension of our business.  Income (loss) for investees for which the fair value option was elected is reported as Principal transactions revenues.

Receivables and Provision for Doubtful Accounts
At December 31, 2015 and 2014, Receivables include receivables from brokers, dealers and clearing organizations of $1,616.3 million and $2,187.5 million, respectively, and receivables from customers of securities operations of $1,191.3 million and $1,250.5 million, respectively.
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
In 2015, we recorded impairment charges in Selling, general and other expenses of $27.7 million, primarily related to a $20.3 million impairment at our Juneau Energy oil and gas company and an additional impairment charge related to the Brawley plant of $4.7 million. For the oil and gas impairment test, we compare expected undiscounted future net cash flows to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows are lower than the unamortized capital cost, we reduce the capitalized cost to fair market value. We used a third party reserve report in which the cash flows were calculated using West Texas Intermediate (oil) and Henry Hub (gas) NYMEX futures prices as of December 31, 2015. For one of our oil fields, the undiscounted net cash flows were lower than the unamortized capital cost and as a result, we wrote off the total capital cost. There were no significant impairment charges in 2014.
Excluding the National Beef impairment, we recorded impairment charges in Selling, general and other expenses of $20.0 million in 2013, all related to various real estate development projects.  Prior to the impairment charges in 2013, these projects had a book value of $32.3 million; after recognizing the impairment charges the carrying value of the real estate projects was reduced to their estimated fair value of $12.3 million.  Estimates of fair value were principally determined using discounted cash flow analyses and/or current and expected market conditions for the specific geographic area.  For the year ended December 31, 2013, impairment charges related to real estate include an out of period adjustment of $15.4 million to record charges related to prior periods.
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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value will be determined using valuation techniques consistent with what a market participant would use.  All of our indefinite-lived intangible assets were recognized in connection with the Jefferies acquisition, and our annual impairment testing date for Jefferies is as of August 1.
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
At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired.  If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired.  If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.  The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  Adverse market or economic events could result in impairment charges in future periods.  Our annual goodwill impairment testing date related to Jefferies is as of August 1 and National Beef as of December 31.
See Note 13 for further information with respect to our impairment charges related to intangible assets during 2014 and 2015.
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
Payables, expense accruals and other liabilities
At December 31, 2015 and 2014, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,757.2 million and $2,280.1 million, respectively, and payables to customers of securities operations of $2,780.5 million and $6,242.0 million, respectively.
Income Taxes
We record a valuation allowance to reduce our net deferred tax asset to the net amount that is more likely than not to be realized.  If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future we were to determine that we would not be able to realize all or part of our recorded net deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  We are required to consider all available evidence, both positive and negative, and to weigh the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.
Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and included all future years that we estimate we will have available net operating loss carryforwards (“NOLs”) (until 2035).  We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.
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
When we transfer assets that do not meet the criteria of a sale, the transfer is accounted for as a secured borrowing and we continue to recognize the assets of a secured borrowing, and recognize the associated financing in Other secured financings in the Consolidated Statements of Financial Condition.
Beginning in the third quarter of 2014, another of our subsidiaries utilized a special purpose entity to securitize automobile loans receivable.  This special purpose entity is a variable interest entity and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statement of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit.

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

Repurchase Agreements.  In January 2015, we adopted the FASB’s new guidance that changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  This guidance did not significantly impact our consolidated results of operations, financial condition or cash flows.  Effective for interim periods beginning after March 31, 2015, the guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  We have provided the additional disclosures in our consolidated financial statements.

Consolidation.  In February 2015, the FASB issued new guidance that amends current consolidation guidance including changes to both the variable and voting interest models used to evaluate whether an entity should be consolidated.  This guidance also eliminates the deferral of certain consolidation standards for entities considered to be investment companies.  This guidance will be effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted.  We will adopt this guidance in the first quarter of fiscal 2016. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

Investments in Certain Entities That Calculate Net Asset Value. In May 2015, the FASB issued new guidance that removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at net asset value ("NAV") using the practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which we have elected to measure the fair value using that practical expedient. The guidance is effective retrospectively for annual and interim periods beginning after December 15, 2015. Early adoption is permitted and we have early adopted this guidance during the second quarter of 2015. Since the guidance only impacts our disclosures, adoption did not impact our consolidated financial statements.

Financial Instruments. In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.
Note 4.  Acquisitions
Jefferies became a wholly-owned subsidiary on March 1, 2013.  Each share of Jefferies common stock was converted at the Exchange Ratio into our common shares, an aggregate of approximately 119,363,000 common shares, and we issued a new series of our 3.25% Cumulative Convertible Preferred Shares ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  In addition, each restricted share of Jefferies common stock and each RSU of Jefferies common stock was converted at the Exchange Ratio into an award of restricted shares or RSUs of Leucadia, with all such awards subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based RSUs, performance being measured at existing targets.  We did not assume or guarantee any of Jefferies outstanding debt securities, but Jefferies 3.875% Convertible Senior Debentures due 2029 ($345.0 million principal amount outstanding) became convertible into our common shares.  As specified in the indenture governing such debentures, the debentures are not currently convertible; if the debentures were currently convertible, the conversion price would be $44.53 per common share.
The Jefferies acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price ($4,770.6 million) equaled the sum of the fair value of our common shares issued at closing, the fair value of employee stock based awards attributable to periods prior to closing, the fair value of the Jefferies common stock owned by us ($1.3 billion) and the redemption value of the new series of preferred shares issued at closing, which represents its fair value.  The fair values of the Jefferies common stock owned by us and the common shares and employee stock based awards issued were determined by using market prices at closing.  Including our investment in Jefferies High Yield Holdings, LLC (“JHYH”), which was contributed to Jefferies capital after the acquisition, our aggregate investment in Jefferies is $5.5 billion at December 31, 2015.
For the year ended December 31, 2013, we expensed costs related to the acquisition of Jefferies of $18.5 million.
Presented below for the year ended December 31, 2013, are unaudited pro forma operating results assuming the acquisition of Jefferies had occurred on January 1, 2012 (in thousands, except per share amounts):

Net revenues	$11,083,248
Net income attributable to Leucadia National Corporation
common shareholders	$267,160
Basic income per common share attributable to Leucadia
National Corporation common shareholders	$0.70
Diluted income per common share attributable to Leucadia
National Corporation common shareholders	$0.70
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

Note 5.  Fair Value Disclosures
The following is a summary of our financial instruments and trading liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $36.7 million and $42.2 million, respectively, by level within the fair value hierarchy at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,803,243	$133,732	$40,906	$—	$2,977,881
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
Collateralized debt obligations	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	2,253	4,406,207	19,785	(4,165,446)	262,799
Investments at fair value	—	26,224	199,794	—	226,018
Investment in FXCM	—	—	625,689	—	625,689
Total trading assets, excluding investments at fair value based on NAV	$6,611,880	$14,495,857	$1,314,065	$(4,165,446)	$18,256,356

Available for sale securities:
Corporate equity securities	$73,579	$—	$—	$—	$73,579
Corporate debt securities	—	4,744	—	—	4,744
U.S. government securities	63,945	—	—	—	63,945
Residential mortgage-backed securities	—	23,240	—	—	23,240
Commercial mortgage-backed securities	—	2,374	—	—	2,374
Other asset-backed securities	—	39,473	—	—	39,473
Total available for sale securities	$137,524	$69,831	$—	$—	$207,355
Cash and cash equivalents	$3,638,648	$—	$—	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$751,084	$—	$—	$—	$751,084

Liabilities:
Trading liabilities:
Corporate equity securities	$1,428,048	$36,518	$38	$—	$1,464,604
Corporate debt securities	—	1,556,941	—	—	1,556,941
Collateralized debt obligations	1,488,121	—	—	—	1,488,121
U.S. government and federal agency securities	837,614	505,382	—	—	1,342,996
Sovereign obligations	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,456,334	19,543	(4,257,998)	218,243
Total trading liabilities	$3,754,147	$7,314,231	$30,050	$(4,257,998)	$6,840,430
Other secured financings	$—	$—	$544	$—	$544

	December 31, 2014
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,130,892	$226,441	$20,964	$—	$3,378,297
Corporate debt securities (3)	—	3,342,276	22,766	—	3,365,042
Collateralized debt obligations (3)	—	306,218	124,650	—	430,868
U.S. government and federal agency securities	2,694,268	81,273	—	—	2,775,541
Municipal securities	—	590,849	—	—	590,849
Sovereign obligations	1,968,747	790,764	—	—	2,759,511
Residential mortgage-backed securities	—	2,879,954	82,557	—	2,962,511
Commercial mortgage-backed securities	—	966,651	26,655	—	993,306
Other asset-backed securities	—	137,387	2,294	—	139,681
Loans and other receivables	—	1,458,760	97,258	—	1,556,018
Derivatives	65,145	5,046,278	54,190	(4,759,345)	406,268
Investments at fair value	—	73,148	77,047	—	150,195
Physical commodities	—	62,234	—	—	62,234
Total trading assets, excluding investments at fair value based on NAV	$7,859,052	$15,962,233	$508,381	$(4,759,345)	$19,570,321

Available for sale securities:
Corporate equity securities	$89,353	$—	$—	$—	$89,353
Corporate debt securities	—	30,403	—	—	30,403
U.S. government securities	593,773	—	—	—	593,773
Residential mortgage-backed securities	—	606,683	—	—	606,683
Commercial mortgage-backed securities	—	43,401	—	—	43,401
Other asset-backed securities	—	245,156	—	—	245,156
Total available for sale securities	$683,126	$925,643	$—	$—	$1,608,769
Cash and cash equivalents	$4,276,775	$—	$—	$—	$4,276,775
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (4)	$3,444,674	$—	$—	$—	$3,444,674
Securities received as collateral	$5,418	$—	$—	$—	$5,418

Liabilities:
Trading liabilities:
Corporate equity securities	$1,934,469	$74,681	$38	$—	$2,009,188
Corporate debt securities	—	1,611,994	223	—	1,612,217
Collateralized debt obligations	—	4,557	—	—	4,557
U.S. government and federal agency securities	2,253,055	—	—	—	2,253,055
Sovereign obligations	1,217,075	574,010	—	—	1,791,085
Loans	—	856,525	14,450	—	870,975
Derivatives	52,778	5,117,803	49,552	(4,856,618)	363,515
Total trading liabilities	$5,457,377	$8,239,570	$64,263	$(4,856,618)	$8,904,592
Other secured financings	$—	$—	$30,825	$—	$30,825
Obligation to return securities received as collateral	$5,418	$—	$—	$—	$5,418

(1)
There were no material transfers between Level 1 and Level 2 during the year ended December 31, 2015. During 2014, equity options presented within Trading assets and Trading liabilities of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value.

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

(4)
Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $453.7 million at December 31, 2014 and CFTC approved money market funds with a fair value of $545.0 million at December 31, 2014.

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

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.  Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including but not limited to collateral type, tranche type, rating, origination year, prepayment rates, default rates, and severities.

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

Investment in FXCM

In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions is as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $500 million (this was an amount initially set at a range between $500 million to $680 million and based on payments made by FXCM to us through April 16, 2015, this amount became $500 million); and 60% of all amounts thereafter.  During the year ended December 31, 2015, we received $144.7 million of principal, interest and fees from FXCM and $192.7 million remained outstanding under the credit agreement as of December 31, 2015.

FXCM is considered a variable interest entity and our term loan with rights is a variable interest.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM’s performance.  Therefore, we are not consolidating FXCM.

We view the FXCM loan and associated rights as one integrated transaction; since the rights, as derivatives, are accounted for at fair value, we have elected the fair value option for the loan.  The total amount of our investment in FXCM is reported within Trading assets, at fair value in our Consolidated Statement of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, are included within Principal transactions in the Consolidated Statements of Operations.  During the year ended December 31, 2015, we recorded in Principal transactions an aggregate $491.3 million of unrealized and realized gains (losses), interest income and fees relating to our investment in FXCM.  Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of our investment ($625.7 million at December 31, 2015).

We engaged an independent valuation firm to assist management in estimating the fair value of our loan and rights in FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.  Because of these inputs and the degree of judgment involved, we have categorized our investment in FXCM in Level 3.  The valuation is most significantly impacted by the inputs and assumptions related to the publicly traded stock price, volatility and the time to liquidity event.  A $1.00 change in the price of FXCM’s shares alone (representing about 6% of the price at December 31, 2015 after FXCM completed a one-for-ten reverse split of its common stock), would result in a change of about $15 million in this valuation, assuming no change in any other factors we considered.  Likewise, a 10% change in the assumed volatility would result in a change of about $18 million in this valuation, assuming no other change in any other factors.  A three month change in the estimated time to liquidity event would result in a change of about $8 million in this valuation, assuming no change in any other factors. As we adjust to fair value each quarter, we anticipate there could be volatility in the FXCM valuation, which could materially impact our results in a given period.

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value based on NAV and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and other funds, which are measured at the NAV of the funds provided by the fund managers and are excluded from the fair value hierarchy.  Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company.  Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.  Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany.  Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.  The following tables present information about our investments in entities that have the characteristics of an investment company and are measured based on NAV. (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
December 31, 2015
Equity Long/Short Hedge Funds (2)	$482,570	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Convertible Bond Funds (6)	326	—	At Will
Multi-strategy Fund (7)	113,458	—	—
Total	$640,455	$20,885

December 31, 2014
Equity Long/Short Hedge Funds (2)	$146,134	$—	Monthly/Quarterly
Fixed Income and High Yield Hedge Funds (3)	2,704	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will
Multi-strategy Fund (7)	105,954	—	—
Total	$323,686	$26,117

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors.  At December 31, 2015, investments with a fair value of $107.1 million and at December 31, 2014 substantially all of the investments in this category are redeemable with 30 to 90 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $52.4 million and $117.2 million at December 31, 2015 and 2014, respectively.  At December 31, 2015, this category also includes investments in two Folger Hill feeder funds that invest solely in a Folger Hill master fund that makes long/short equity investments, with broad industry and geographic diversification.  Investment in these funds is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  At December 31, 2015, our investments in these two funds had an aggregate fair value of $375.5 million.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions.  At December 31, 2015 and 2014, the underlying assets of 8% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds.  At December 31, 2015 and 2014, approximately 95% and 95%, respectively, of the fair value of investments in this category is managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in the next twelve months.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At December 31, 2015 and 2014, investments representing approximately 100% and 99%, respectively,  of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

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

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.  In addition, at December 31, 2015 and 2014, Other secured financings includes $0.0 million and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2015 (in thousands):

Year Ended December 31, 2015
	Balance, December 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31, 2015	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,964	$11,154	$21,385	$(6,391)	$—	$—	$(6,206)	$40,906	$11,424
Corporate debt securities	22,766	(11,013)	21,534	(14,636)	—	—	7,225	25,876	(9,443)
Collateralized debt obligations	124,650	(66,332)	104,998	(107,381)	(5,754)	—	34,911	85,092	(48,514)
Municipal securities	—	10	—	—	(21,551)	—	21,541	—	—
Sovereign obligations	—	47	1,032	(1,031)	—	—	72	120	39
Residential mortgage-backed securities	82,557	(12,951)	18,961	(31,762)	(597)	—	14,055	70,263	(4,498)
Commercial mortgage-backed securities	26,655	(3,813)	3,480	(10,146)	(6,861)	—	5,011	14,326	(3,205)
Other asset-backed securities	2,294	(990)	42,922	(1,299)	(2)	—	—	42,925	(254)
Loans and other receivables	97,258	(14,755)	792,345	(576,536)	(124,365)	—	15,342	189,289	(16,802)
Investments at fair value	77,047	62,804	5,510	(425)	(4,093)	—	58,951	199,794	(1,964)
Investment in FXCM	—	491,341	279,000	—	(144,652)	—	—	625,689	491,341

Liabilities:
Trading liabilities:
Corporate equity securities	38	—	—	—	—	—	—	38	—
Corporate debt securities	223	(110)	(6,804)	6,691	—	—	—	—	—
Net derivatives (2)	(4,638)	(7,310)	(6,705)	13,522	37	2,437	2,415	(242)	4,754
Loans	14,450	(163)	(2,059)	229	—	—	(1,988)	10,469	104
Other secured financings	30,825	—	—	—	(15,704)	36,995	(51,572)	544	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the year ended December 31, 2015

During the year ended December 31, 2015, transfers of assets of $236.7 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Collateralized debt obligations of $69.8 million, non-agency residential mortgage-backed securities of $30.4 million and commercial mortgage-backed securities of $11.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Municipal securities of $21.5 million and loans and other receivables of $20.1 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $7.4 million and investments at fair value of $74.7 million due to a lack of observable market transactions.

During the year ended December 31, 2015, transfers of assets of $85.8 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $16.3 million and commercial mortgage-backed securities of $6.3 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $34.9 million and loans and other receivables of $4.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $15.8 million due to an increase in observable market transactions;

•	Corporate equity securities of $7.7 million due to an increase in observable market transactions.

During the year ended December 31, 2015, there were transfers of other secured financings of $51.6 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net gains on Level 3 assets were $455.5 million and net gains on Level 3 liabilities were $7.6 million for the year ended December 31, 2015.  Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM and increase in valuation of certain investments at fair value and corporate equity securities partially offset by decreased valuations of collateralized debt obligations, certain loans and other receivables and residential and commercial mortgage-backed securities.  Net gains on Level 3 liabilities were primarily due to increased valuations of certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2014 (in thousands):

Year Ended December 31, 2014
	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, December 31, 2014	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2014 (1)
Assets:
Trading assets:
Corporate equity securities	$9,884	$957	$18,138	$(12,826)	$—	$—	$4,811	$20,964	$2,324
Corporate debt securities	25,666	6,629	38,316	(40,328)	—	—	(7,517)	$22,766	8,982
Collateralized debt obligations	37,216	(6,386)	204,337	(181,757)	(1,297)	—	72,537	$124,650	(1,141)
U.S. government and federal agency securities	—	13	2,505	(2,518)	—	—	—	$—	—
Residential mortgage backed securities	105,492	(9,870)	42,632	(61,689)	(1,847)	—	7,839	$82,557	(4,679)
Commercial mortgage-backed securities	17,568	(4,237)	49,159	(51,360)	(782)	—	16,307	$26,655	(2,384)
Other asset-backed securities	12,611	1,784	4,987	(18,002)	—	—	914	$2,294	1,484
Loans and other receivables	145,890	(31,311)	130,169	(92,140)	(60,390)	—	5,040	$97,258	(26,864)
Investments at fair value	66,931	17,642	32,493	(23,324)	(1,243)	—	(15,452)	$77,047	1,985

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(149)	(565)	960	—	—	(23)	$223	(8)
Net derivatives (2)	6,905	15,055	(24,682)	1,094	322	—	(3,332)	$(4,638)	(15,615)
Loans	22,462	—	(18,332)	11,338	—	—	(1,018)	$14,450	—
Other secured financings	8,711	—	—	—	(17,525)	39,639	—	$30,825	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
During the year ended December 31, 2014, transfers of assets of $139.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $30.3 million and commercial mortgage-backed securities of $16.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.5 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $73.0 million which have little to no transparency related to trade activity;

•	Corporate equity securities of $9.7 million due to a lack of observable market transactions.
During the year ended December 31, 2014, transfers of assets of $54.6 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $22.4 million for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $3.5 million and investments at fair value of $15.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million and corporate debt securities of $7.5 million due to an increase in observable market transactions.
During the year ended December 31, 2014, there were transfers of loan liabilities of $1.0 million from Level 3 to Level 2 and transfers of net derivative liabilities of $3.3 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in the valuing of derivative contracts, respectively.
Net losses on Level 3 assets were $24.8 million and net losses on Level 3 liabilities were $14.9 million for the year ended December 31, 2014.  Net losses on Level 3 assets were primarily due to a decrease in valuation of certain loans and other receivables, residential and commercial mortgage-backed securities, partially offset by increased valuations of certain investments at fair value certain corporate debt securities and other asset-backed securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the period from the Jefferies acquisition through December 31, 2013 (in thousands). There were no significant Leucadia Level 3 trading assets or liabilities prior to the Jefferies acquisition.

Period from the Jefferies Acquisition through December 31, 2013 (3)
	Beginning Balance	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into (out of) Level 3	Balance at December 31, 2013	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2013 (1)
Assets:
Trading assets:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$—	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	—	(589)	$25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	—	2,226	$37,216	(8,384)
Residential mortgage-backed securities	169,426	(4,897)	89,792	(150,807)	(11,007)	12,985	$105,492	(6,932)
Commercial mortgage-backed securities	17,794	(4,469)	20,130	(13,538)	(100)	(2,249)	$17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	—	15,274	$12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	(825)	$145,890	13,402
Investments at fair value	39,693	(1,317)	28,515	(102)	(875)	1,017	$66,931	(1,290)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	1,542	(1,542)	—	—	—	—	$—	—
Net derivatives (2)	11,185	4,408	—	(300)	(8,515)	127	$6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	—	$22,462	(2,970)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

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
Net losses on Level 3 assets were $3.4 million and net losses on Level 3 liabilities were $5.8 million for the period from the Jefferies acquisition through December 31, 2013.  Net losses on Level 3 assets were primarily due to a decrease in valuation of certain corporate debt securities, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities, partially offset by increased valuations of certain corporate equity securities and loans and other receivables.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions.
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

December 31, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5 to $102	$19.0

Corporate debt securities	$20,257	Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—

Collateralized debt obligations	$49,923	Discounted cash flows	Constant prepayment rate	5% to 20%	13%
			Constant default rate	2% to 8%	2%
			Loss severity	25% to 90%	52%
			Yield	6% to 13%	10%

Residential mortgage-backed securities	$70,263	Discounted cash flows	Constant prepayment rate	0% to 50%	13%
			Constant default rate	1% to 9%	3%
			Loss severity	25% to 70%	39%
			Yield	1% to 9%	6%

Commercial mortgage-backed securities	$14,326	Discounted cash flows	Yield	7% to 30%	16%
			Cumulative loss rate	2% to 63%	23%

Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6% to 8%	7%
			Constant default rate	3% to 5%	4%
			Loss severity	55% to 75%	62%
			Yield	7% to 22%	18%
		Over-collateralization	Over-collateralization percentage	117% to 125%	118%

Loans and other receivables	$161,470	Comparable pricing	Comparable loan price	$99 to $100	$99.7
		Market approach	Discount rate/yield	2% to 17%	12%
			EBITDA (a) multiple	10.0	—
		Scenario analysis	Estimated recovery percentage	6% to 100%	83%

Derivatives	$19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—
			Transaction level	$9,500,000	—
Unfunded commitment		Comparable pricing	Comparable loan price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swap		Comparable pricing	Comparable loan price	$91.7 to $92.4	$92.1

Investments at fair value
Private equity securities	$29,940	Market approach	Transaction Level	$64	—
			Enterprise value	$5,200,000
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$203,700	Discounted cash flows	Term based on the pay off	0 months to 1.0 year	0.4 years
Rights	422,000	Option pricing model	Volatility	110%	—
	$625,700

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$79 to $100	$82.6
		Market approach	Discount rate/yield	3% to 10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7 to $92.4	$92.1

Loans	$10,469	Comparable pricing	Comparable loan price	$100	—

December 31, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—

Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—

Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%

Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%

Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—

Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—

Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA (a) multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%

Derivatives	$54,190
Foreign exchange options		Option model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—

Investments at fair value
Private equity securities	$32,323	Market approach	Transaction Level	$50	—
		Market approach	Discount rate	15% to 30%	23%

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitments		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45 bps	—
		Market approach	Yield	5%	—

Loans	$14,450	Comparable pricing	Comparable loan price	$100	—

Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables.  At December 31, 2015 and 2014, asset exclusions consisted of $280.6 million and $137.8 million, respectively, primarily comprised of certain corporate debt and equity securities, investments at fair value, private equity securities, derivative contracts, collateralized debt obligations, sovereign obligations and certain loans and other receivables. At December 31, 2015 and 2014, liability exclusions consisted of $0.6 million and $0.3 million, respectively, of certain corporate debt and equity securities and other secured financings.
Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, loan and unfunded commitments, total return swaps and other secured financings using comparable pricing valuation techniques.  A significant increase (decrease) in the comparable loan price in isolation would result in a significantly higher (lower) fair value measurement.

•	Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards and private equity securities using a market approach valuation technique.  A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement.  A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable or unfunded commitment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, commercial mortgage-backed securities and loans and other receivables using scenario analysis.  A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Collateralized debt obligations, certain corporate debt securities, residential and commercial mortgage-backed securities, other asset-backed securities, commodity forwards and unfunded commitments using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement.  The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security.  A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading liabilities.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis.  We have also elected the fair value option for certain financial instruments held by Jefferies subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option for the years ended December 31, 2015 and 2014 and the period from the Jefferies acquisition through December 31, 2013 (in thousands):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period from the Jefferies acquisition through December 31, 2013
Financial Instruments Owned:
Loans and other receivables	$(17,389)	$(24,785)	$(15,327)

Financial Instruments Sold:
Loans	$(162)	$(585)	$(32)
Loan commitments	$7,502	$(15,459)	$(1,007)
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	Balance at December 31, 2015	Balance at December 31, 2014
Loans and other receivables (1)	$408,369	$403,119
Loans and other receivables greater than 90 days past due (1)	$29,720	$5,594
Loans and other receivables on nonaccrual status (1) (2)	$54,652	$(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amount includes all loans and other receivables greater than 90 or more days past due.
The aggregate fair value of loans and other receivables that were 90 or more days past due was $11.3 million and $0 million at December 31, 2015 and 2014, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 or more days past due, was $307.5 million and $274.6 million at December 31, 2015 and 2014, respectively.
Prior to the completion of the Jefferies acquisition, we elected the fair value option for our investment in Jefferies, commencing on the date Jefferies became subject to the equity method of accounting.  The increase in the fair value of our investment in Jefferies prior to the acquisition was $182.7 million during 2013, which is reflected as Principal transactions in the Consolidated Statements of Operations.
We have elected the fair value option for Jefferies investment in KCG Holdings, Inc.  The change in the fair value of this investment was $49.1 million, $(14.7) million and $19.5 million for 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $631.9 million and $659.9 million at December 31, 2015 and 2014, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $(28.0) million during the year ended December 31, 2015 and $119.2 million during the year ended December 31, 2014. We currently have two directors on HRG’s board.  We have agreed not to increase our interest in HRG above 27.5% through March 17, 2016.  The shares have the benefit of a registration rights agreement, and may be otherwise sold consistent with the securities laws; however, we have agreed not to sell the shares to a party if after such sale the party would own in excess of 4.9% of HRG common stock.

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
Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are primarily recognized in Principal transactions in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities.  See Notes 5 and 26 for additional disclosures about derivative financial instruments.
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

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at December 31, 2015 and 2014.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

December 31, 2015
Interest rate contracts	$2,910,093	56,748	$2,849,958	74,904
Foreign exchange contracts	472,869	8,118	470,649	7,404
Equity contracts	1,017,611	3,057,754	1,094,597	2,947,416
Commodity contracts	8,248	2,867	882	1,973
Credit contracts: centrally cleared swaps	2,447	299	841	44
Credit contracts: other credit derivatives	16,977	100	59,314	135
Total	4,428,245		4,476,241
Counterparty/cash-collateral netting	(4,165,446)		(4,257,998)
Total	$262,799		$218,243

December 31, 2014
Interest rate contracts	$2,299,807	71,505	$2,292,691	89,861
Foreign exchange contracts	1,514,881	12,861	1,519,349	12,752
Equity contracts	1,050,990	2,271,507	1,058,015	2,051,469
Commodity contracts	276,726	1,031,568	303,206	1,020,418
Credit contracts: centrally cleared swaps	17,831	27	23,264	22
Credit contracts: other credit derivatives	5,378	18	23,608	27
Total	5,165,613		5,220,133
Counterparty/cash-collateral netting	(4,759,345)		(4,856,618)
Total	$406,268		$363,515
The following table presents unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 and the period from the Jefferies acquisition through December 31, 2013 (in thousands):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period from the Jefferies acquisition through December 31, 2013

Interest rate contracts	$(36,792)	$(149,587)	$132,397
Foreign exchange contracts	36,233	39,872	5,514
Equity contracts	(137,219)	(327,978)	(21,216)
Commodity contracts	(13,625)	58,746	45,546
Credit contracts	(16,223)	(23,934)	(18,098)
Total	$(167,626)	$(402,881)	$144,143

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at December 31, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$7,743	$18,955	$—	$—	$26,698
Credit default swaps	—	6,022	—	(2,839)	3,183
Equity swaps and options	26,278	7,112	—	(3,782)	29,608
Total return swaps	8,648	252	—	(1)	8,899
Foreign currency forwards, swaps and options	82,707	15,780	—	(7,462)	91,025
Interest rate swaps, options and forwards	57,655	158,874	63,816	(43,881)	236,464
Total	$183,031	$206,995	$63,816	$(57,965)	395,877
Cross product counterparty netting					(13,063)
Total OTC derivative assets included in
Trading assets					$382,814

(1)	At December 31, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $24.4 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At December 31, 2015 cash collateral received was $144.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$5,510	$—	$—	$—	$5,510
Credit default swaps	—	2,628	31,982	(2,839)	31,771
Equity swaps and options	4,880	28,516	3,046	(3,782)	32,660
Total return swaps	22,644	774	2,540	(1)	25,957
Foreign currency forwards, swaps and options	98,726	12,255	—	(7,462)	103,519
Fixed income forwards	2,522	—	—	—	2,522
Interest rate swaps, options and forwards	41,938	91,139	89,934	(43,881)	179,130
Total	$176,220	$135,312	$127,502	$(57,965)	381,069
Cross product counterparty netting					(13,063)
Total OTC derivative liabilities included in
Trading liabilities					$368,006

(1)	At December 31, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $87.2 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At December 31, 2015, cash collateral pledged was $237.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At December 31, 2015, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$195,503
BBB- to BBB+	76,796
BB+ or lower	50,581
Unrated	59,934
Total	$382,814

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2015 and 2014 is $114.5 million and $269.0 million, respectively, for which Jefferies has posted collateral of $97.2 million and $234.6 million, respectively,  in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015 and 2014, Jefferies would have been required to post an additional $19.7 million and $55.1 million, respectively, of collateral to its counterparties.

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,200,273	$271,519	$2,471,792
Corporate debt securities	779,044	1,721,583	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,003,521	12,038,504
Municipal securities	—	357,350	357,350
Sovereign securities	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$3,014,300	$20,158,422	$23,172,722

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$518,624	$3,014,300
Repurchase agreements	7,848,231	5,218,059	5,291,729	1,800,403	20,158,422
Total	$9,370,706	$5,218,059	$6,264,930	$2,319,027	$23,172,722
Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At December 31, 2015 and 2014, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $26.2 billion and $25.8 billion, respectively.  A substantial portion of these securities have been sold or repledged.
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
Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets.  Transferred assets are carried at fair value with unrealized gains and losses reflected in the Consolidated Statements of Operations prior to the identification and isolation for securitization.  Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues.  Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE.  Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or collateralized loan obligations), which are included within Trading assets and are generally initially categorized as Level 2 within the fair value hierarchy.  Jefferies applies fair value accounting to the securities.  If Jefferies has not relinquished control over the transferred assets, the assets continue to be recognized in Trading assets and a corresponding liability is recognized in Other secured financings.  The related liabilities do not have recourse to Jefferies general credit.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the years ended December 31, 2015 and 2014 and the period from the Jefferies acquisition through December 31, 2013 (in millions):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period from the Jefferies acquisition through December 31, 2013

Transferred assets	$5,770.5	$6,112.6	$4,592.5
Proceeds on new securitizations	5,811.3	6,221.1	4,609.0
Cash flows received on retained interests	31.2	46.3	35.6
Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at December 31, 2015 and 2014.
The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	December 31, 2015		December 31, 2014
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$10,901.9	$203.6	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	2,313.4	87.2	5,848.5	204.7
Collateralized loan obligations	4,538.4	51.5	4,511.8	108.4
Consumer and other loans	655.0	31.0	—	—
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

Note 9.  Available for Sale Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at December 31, 2015 and 2014 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2015
Bonds and notes:
U.S. government securities	$63,968	$2	$25	$63,945
Residential mortgage-backed securities	23,033	308	101	23,240
Commercial mortgage-backed securities	2,392	—	18	2,374
Other asset-backed securities	39,633	—	160	39,473
All other corporates	4,794	7	57	4,744
Total fixed maturities	133,820	317	361	133,776

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	10,201	—	45,272
Industrial, miscellaneous and all other	17,946	10,361	—	28,307
Total equity securities	53,017	20,562	—	73,579

	$186,837	$20,879	$361	$207,355

2014
Bonds and notes:
U.S. government securities	$593,803	$33	$63	$593,773
Residential mortgage-backed securities	597,402	10,959	1,678	606,683
Commercial mortgage-backed securities	42,991	484	74	43,401
Other asset-backed securities	245,533	619	996	245,156
All other corporates	30,519	60	176	30,403
Total fixed maturities	1,510,248	12,155	2,987	1,519,416

Equity securities:
Common stocks:
Banks, trusts and insurance companies	31,853	18,740	—	50,593
Industrial, miscellaneous and all other	20,355	18,405	—	38,760
Total equity securities	52,208	37,145	—	89,353

	$1,562,456	$49,300	$2,987	$1,608,769
The amortized cost and estimated fair value of investments classified as available for sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)

Due within one year	$68,250	$68,178
Due after one year through five years	512	511
Due after five years through ten years	—	—
Due after ten years	—	—
	68,762	68,689
Mortgage-backed and asset-backed securities	65,058	65,087
	$133,820	$133,776
At December 31, 2015, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.
During the first quarter of 2013, we exchanged our investment in Inmet Mining Corporation for 18,202,313 shares of First Quantum Minerals Ltd., valued at $340.4 million on the date received, and $391.2 million in cash.  We recorded a gain on the transaction of $227.6 million during 2013.  During 2013 and 2014, we sold our interest in First Quantum.
Note 10.  Variable Interest Entities
Variable interest entities ("VIEs") are entities in which equity investors lack the characteristics of a controlling financial interest.  VIEs are consolidated by the primary beneficiary.  The primary beneficiary is the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.
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
Consolidated VIEs
The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of December 31, 2015 and 2014.

	Securitization Vehicles
	2015	2014
	(In millions)

Cash	$1.1	$0.5
Financial instruments owned	68.3	62.7
Securities purchased under agreement to resell (1)	717.3	575.2
Other	160.2	107.1
Total assets	$946.9	$745.5

Other secured financings (2)	$932.4	$737.0
Other	14.5	8.5
Total liabilities	$946.9	$745.5

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)	Approximately $22.1 million and $39.7 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at December 31, 2015 and 2014, respectively.
Securitization vehicles.  Jefferies is the primary beneficiary of securitization vehicles associated with their financing of consumer and small business loans. In the creation of the securitization vehicles, Jefferies was involved in the decisions made during the establishment and design of the entities and holds variable interests consisting of the securities retained that could potentially be significant.  The assets of the VIEs consist of the small business loans and term loans backed by consumer installment receivables, which are available for the benefit of the vehicles' beneficial interest holders.  The creditors of the VIEs do not have recourse to Jefferies general credit and the assets of the VIEs are not available to satisfy any other debt.

Jefferies is also the primary beneficiary of mortgage-backed financing vehicles to which Jefferies sells agency and non-agency residential and commercial mortgage loans and mortgage-backed securities pursuant to the terms of a master repurchase agreement.  Jefferies manages the assets within these vehicles.  Jefferies variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement.  The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.  The creditors of these VIEs do not have recourse to Jefferies general credit and each such VIE’s assets are not available to satisfy any other debt.
At December 31, 2015 and 2014, another of our subsidiaries is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Our subsidiary acts as the servicer for which it receives a fee, and owns the equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to our subsidiary’s general credit and the assets of the VIEs are not available to satisfy any other debt.

Nonconsolidated VIEs
The following tables present information about Jefferies variable interests in nonconsolidated VIEs.

	Variable Interests
	Financial Statement Carrying Amount (1) Assets	Maximum Exposure to Loss	VIE Assets
	(In millions)
December 31, 2015
Collateralized loan obligations	$73.6	$458.1	$6,368.7
Consumer loan vehicles	188.3	845.8	1,133.0
Asset management vehicles	0.5	0.5	45.5
Private equity vehicles	27.3	40.7	80.8
Total	$289.7	$1,345.1	$7,628.0

December 31, 2014
Collateralized loan obligations	$134.0	$926.9	$7,737.1
Consumer loan vehicles	170.6	797.8	485.2
Asset management vehicles	11.3	11.3	432.3
Private equity vehicles	44.3	59.2	92.8
Total	$360.2	$1,795.2	$8,747.4

(1)	There were no significant liabilities at December 31, 2015 or December 31, 2014.

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

Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  Jefferies underwrites securities issued in CLO transactions on behalf of sponsors and provides advisory services to the sponsors.  Jefferies may also sell corporate loans to the CLOs.  Jefferies variable interests in connection with collateralized loan obligations where it has been involved in providing underwriting and/or advisory services consist of the following:

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

Jefferies manages an asset management vehicle that provides investors with exposure to absolute return strategies, primarily including merger arbitrage, relative value and stock loan arbitrage. Jefferies variable interests in this asset management vehicle consist of management and performance fees.
Private Equity Vehicles.  On July 26, 2010, Jefferies committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the "SBI USA Fund L.P.").  As of December 31, 2015 and 2014, Jefferies funded approximately $64.6 million and $60.1 million, respectively, of its commitment.  The carrying amount of Jefferies equity investment was $26.2 million and $43.1 million at December 31, 2015 and 2014, respectively.  Jefferies exposure to loss is limited to its equity commitment.  The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.
Jefferies has a variable interest in Jefferies Employees Partners IV, LLC ("JEP IV") consisting of an equity investment.  The carrying amount of Jefferies equity investment was $1.1 million and $1.2 million at December 31, 2015 and 2014, respectively.  Jefferies exposure to loss is limited to its equity investment.  JEP IV has assets consisting primarily of private equity and equity related investments.
Jefferies has provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP is a private equity fund owned and managed by certain of our employees. At December 31, 2015, the carrying value and maximum exposure to loss of the guarantee were $11,000 and $3.0 million, respectively.  Energy Partners I, LP, has assets consisting primarily of debt and equity investments.

Mortgage- and Other Asset-Backed Vehicles.  In connection with Jefferies secondary trading and market-making activities, Jefferies buys and sells agency and non-agency mortgage-backed and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs.  Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, collateralized debt obligations and CLOs and other consumer loans, such as installment receivables, auto loans and student loans.  These securities are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition.  Jefferies has no other involvement with the related SPEs and therefore does not consolidate these entities.

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
 At December 31, 2015 and 2014, Jefferies held $3,359.1 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $630.5 million and $1,120.0 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.
We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen Mining Company, LLC.  See Note 11 for further discussion.
In addition, at December 31, 2015, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable with rights with FXCM.  See Note 5 for further discussion.

Note 11.  Loans to and Investments in Associated Companies
A summary of loans to and investments in associated companies at December 31, 2015 and 2014 accounted for under the equity method of accounting is as follows (in thousands):

	Jefferies Finance	Jefferies LoanCore	Berkadia	Garcadia Companies	Linkem	HomeFed	Golden Queen Mining Company, LLC (1)	Other	Total

Loans to and investments in associated companies as of December 31, 2012	$—	$—	$172,942	$82,425	$86,424	$49,384	$—	$416,299	$807,474
2013 Activity:
Amounts at date of Jefferies acquisition	510,684	217,299	—	—	—	—	—	38,911	766,894
Income (losses) related to associated companies	—	—	84,678	39,399	(22,719)	3,539	—	14,144	119,041
Income (losses) related to associated companies classified as other revenues	57,795	35,300	—	—	—	—	—	(915)	92,180
Contributions to (distributions from) associated companies, net	(97,942)	(28,562)	(69,016)	(1,807)	107,385	—	—	(39,761)	(129,703)
Other, including foreign exchange and unrealized gain (losses)	—	—	(6,031)	—	2,487	—	—	(394,001)	(397,545)
Loans to and investments in associated companies as of December 31, 2013	470,537	224,037	182,573	120,017	173,577	52,923	—	34,677	1,258,341
2014 Activity:
Income (losses) related to associated companies	—	—	101,187	49,416	(14,633)	3,150	(1,402)	809	138,527
Income (losses) related to associated companies classified as other revenues	72,701	18,793	—	—	—	—	—	(1,252)	90,242
Contributions to (distributions from) associated companies, net	(34,347)	16,117	(72,721)	(1,494)	18,390	—	105,000	(4,067)	26,878
Other, including foreign exchange and unrealized gain (losses)	—	—	(2,528)	—	(18,280)	215,709	—	3,679	198,580
Loans to and investments in associated companies as of December 31, 2014	508,891	258,947	208,511	167,939	159,054	271,782	103,598	33,846	1,712,568
2015 Activity:
Income (losses) related to associated companies	—	—	78,092	53,182	(15,577)	3,596	(1,775)	(7,237)	110,281
Income (losses) related to associated companies classified as other revenues	40,884	36,554	—	—	—	—	—	(1,721)	75,717
Contributions to (distributions from) associated companies, net	(21,200)	(6,760)	(89,560)	(48,461)	21,138	—	12,500	11,483	(120,860)
Other, including foreign exchange and unrealized gain (losses)	—	—	(6,057)	—	(14,466)	—	—	186	(20,337)
Loans to and investments in associated companies as of December 31, 2015	$528,575	$288,741	$190,986	$172,660	$150,149	$275,378	$114,323	$36,557	$1,757,369

(1)	At December 31, 2015 and 2014, the balance reflects $33.7 million and $33.7 million, respectively, related to a noncontrolling interest.

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
Jefferies and MassMutual each made equity commitments to Jefferies Finance of $600.0 million.  At December 31, 2015, approximately $497.4 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.
In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  During 2015, the Secured Revolving Credit Facility was modified and reduced from a committed and discretionary total of $1.0 billion to a total committed amount of $500.0 million at December 31, 2015.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.  At December 31, 2015 and 2014, $19.3 million and $0.0 million, respectively, of Jefferies $250.0 million and $350.0 million commitment, respectively, was funded.
Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned fees of $122.7 million, $199.5 million and $125.8 million during 2015, 2014 and 2013, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $5.9 million, $10.6 million and $12.0 million during 2015, 2014 and 2013, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.
During the years ended December 31, 2015, 2014 and 2013, Jefferies acted as placement agent in connection with several CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $6.2 million, $4.6 million and $1.9 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations.  At December 31, 2015 and 2014, Jefferies held securities issued by the CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligation to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLOs.  There were no significant revenues recognized by Jefferies in connection with its roles related to the execution of the CLOs.
During 2015, 2014 and the 2013 period, Jefferies acted as underwriter in connection with senior notes issued by Jefferies Finance, for which Jefferies recognized net underwriting fees of $1.3 million, $7.7 million and $6.0 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations.
Under a service agreement, Jefferies charged Jefferies Finance $51.7 million, $41.6 million and $14.2 million for services provided during 2015, 2014 and 2013, respectively.   Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $7.8 million and $41.5 million at December 31, 2015 and 2014, respectively.
Jefferies LoanCore
In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At December 31, 2015 and 2014, Jefferies has funded $207.4 million and $200.9 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia
Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway Inc.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through December 31, 2015, cumulative cash distributions received from this investment aggregated $393.9 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs.  Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
For the year ended December 31, 2013, our share of Berkadia’s income includes an out of period adjustment of $16.4 million to record income related to prior periods.
Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of December 31, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.
Garcadia
Garcadia is a joint venture between us and Garff Enterprises, Inc. that owns and operates 27 automobile dealerships comprised of domestic and foreign automobile makers.  The Garcadia joint venture agreement specifies that we and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all cash flows and five other dealerships from which we receive 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.
Linkem
We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy, at a cost of $142.9 million.  In addition, we had purchased 5% convertible notes issued by Linkem for $108.6 million (€81.2 million principal amount, including interest in kind). During 2015, these notes and a $1.1 million (€1.0 million) loan were swapped for convertible preferred equity with similar terms. In 2015, we also purchased an additional $14.2 million (€13.3 million principal amount) of convertible preferred equity. If all of our convertible preferred equity was converted, it would increase our ownership to approximately 56% of Linkem’s common equity.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.
HomeFed
At December 31, 2015, we own 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed develops and owns residential and mixed-use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2015.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.
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

Golden Queen Mining Company
During 2014 and 2015, we invested $83.0 million, net cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project.  Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  Construction is essentially complete and mining activities and project commissioning commenced in the fourth quarter of 2015.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.5 million, net in cash.  Gauss LLC invested both our and the Clay family’s net contributions totaling $117.5 million to the joint venture, Golden Queen Mining Company, LLC, in exchange for a 50% ownership interest.  Golden Queen Mining Co., Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.
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
Other
Under GAAP, JHYH was considered a variable interest entity that was consolidated by Jefferies, since Jefferies was the primary beneficiary.  In connection with the Jefferies acquisition in 2013, we contributed our investment in JHYH to Jefferies, other third-party investors were redeemed and JHYH was effectively dissolved.
The following table provides summarized data for associated companies as of December 31, 2015 and 2014 and for the three years ended December 31, 2015 (in thousands):

	2015	2014

Assets	$18,489,684	$12,683,212
Liabilities	14,990,876	9,350,034
Noncontrolling interest	39,038	12,718

	2015	2014	2013

Revenues	$3,946,252	$3,201,823	$2,710,205
Income from continuing operations before extraordinary items	$398,369	$431,654	$428,509
Net income	$398,369	$431,654	$434,969
The Company’s income related to associated companies	$185,998	$228,769	$211,221
Except for our investment in Berkadia and Jefferies Finance, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table.  All such liabilities are non-recourse to us.  Our exposure to adverse events at the investee companies is limited to the book value of our investment. See Note 26 for further discussion of these guarantees.
Included in consolidated retained earnings at December 31, 2015 is approximately $117.1 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)

Assets at December 31, 2015
Derivative contracts	$4,428,245	$(4,165,446)	$262,799	$—	$—	$262,799
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	$14,046,300	$(10,191,554)	$3,854,746	$(83,452)	$(3,745,215)	$26,079

Liabilities at December 31, 2015
Derivative contracts	$4,476,241	$(4,257,998)	$218,243	$—	$—	$218,243
Securities lending arrangements	$3,014,300	$—	$3,014,300	$(478,991)	$(2,499,395)	$35,914
Repurchase agreements	$20,158,422	$(10,191,554)	$9,966,868	$(83,452)	$(8,068,468)	$1,814,948

Assets at December 31, 2014
Derivative contracts	$5,165,613	$(4,759,345)	$406,268	$—	$—	$406,268
Securities borrowing arrangements	$6,853,103	$—	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	$14,059,133	$(10,132,275)	$3,926,858	$(634,568)	$(3,248,817)	$43,473

Liabilities at December 31, 2014
Derivative contracts	$5,220,133	$(4,856,618)	$363,515	$—	$—	$363,515
Securities lending arrangements	$2,598,487	$—	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	$20,804,432	$(10,132,275)	$10,672,157	$(634,568)	$(8,810,770)	$1,226,819

(1)
Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other provisions of GAAP are not met.  Further, for derivative assets and liabilities, amounts netted include cash collateral paid or received.

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
At December 31, 2015, amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable. At December 31, 2014, amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 13.  Intangible Assets, Net and Goodwill
A summary of intangible assets, net and goodwill at December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$11,897	$14,528

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $191,761 and $155,548	456,222	493,501
Trademarks and tradename, net of accumulated amortization of $64,052 and $47,101	330,172	347,883
Supply contracts, net of accumulated amortization of $40,684 and $30,433	109,311	119,562
Other, net of accumulated amortization of $5,216 and $4,703	4,419	2,900
Total intangible assets, net	912,021	978,374

Goodwill:
National Beef	14,991	14,991
Jefferies	1,712,799	1,718,847
Other operations	8,551	8,551
Total goodwill	1,736,341	1,742,389

Total intangible assets, net and goodwill	$2,648,362	$2,720,763
Amortization expense on intangible assets was $63.9 million, $66.2 million and $74.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2016 - $63.4 million; 2017 - $63.5 million; 2018 - $63.6 million; 2019 - $63.5 million; and 2020 - $63.2 million.
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
The estimated fair values are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses and/or projected cash flows. In addition, as the fair values determined under a market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies as of August 1, 2015, as well as for National Beef as of December 31, 2015. The results of our annual impairment test related to Jefferies, National Beef and other operations indicated goodwill was not impaired when tested.

Intangible Assets Impairment Testing
We performed our annual impairment testing of Jefferies intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, as of August 1, 2015.  We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, as well as all other membership interests and registrations related to the Bache business. A qualitative assessment was performed on the remainder of Jefferies indefinite-life intangible assets. In applying the quantitative assessment, we recognized an impairment loss of $1.3 million on certain exchange memberships based on a decline in fair value at August 1, 2015. With regard to the qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
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
Note 14.  Inventory
A summary of inventory at December 31, 2015 and 2014 which is classified as Other assets is as follows (in thousands):

	2015	2014

Finished goods	$211,426	$343,959
Work in process	34,091	40,951
Raw materials, supplies and other	42,556	37,993
	$288,073	$422,903

Note 15.  Property, Equipment and Leasehold Improvements, Net
A summary of property, equipment and leasehold improvements, net at December 31, 2015 and 2014 is as follows (in thousands):

	Depreciable Lives (in years)	2015	2014

Land, buildings and leasehold improvements	5-45	$371,383	$321,098
Beef processing machinery and equipment	2-15	315,238	283,360
Other machinery and equipment	3-15	113,412	110,075
Corporate aircraft	10	104,862	104,780
Furniture, fixtures and office equipment	2-10	311,845	283,436
Construction in progress	N/A	38,903	40,788
Other	3-10	4,909	4,598
		1,260,552	1,148,135
Accumulated depreciation and amortization		(538,677)	(421,759)
		$721,875	$726,376
Note 16.  Short-Term Borrowings
Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate, as well as borrowings under revolving credit facilities.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At December 31, 2015 and 2014, $310.7 million and $12.0 million, respectively, was outstanding, all of which was secured financing. At December 31, 2015, the interest rate on short-term borrowings outstanding was 0.85% per annum.
In October 2015, Jefferies entered into a secured revolving loan facility (“Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus 3.75% or the maximum rate as defined in the Loan Facility agreement.

In April 2015, Jefferies entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon under which, the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility was six months after the closing date, but could be extended for an additional six months upon Jefferies request and at the lender's discretion. On October 22, 2015, Jefferies amended and restated the Intraday Credit Facility and reduced the aggregate committed amount to $300.0 million in U.S. dollars and extended the termination date to October 21, 2016, which can be extended for 364 days upon Jefferies request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At December 31, 2015, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Note 17.  Long-Term Debt
The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at December 31, 2015 and 2014 are as follows (dollars in thousands):

	2015	2014

Parent Company Debt:
Senior Notes:
8.125% Senior Notes due September 15, 2015, $0 and $458,641 principal	$—	$457,723
5.50% Senior Notes due October 18, 2023, $750,000 principal	741,583	740,748
6.625% Senior Notes due October 23, 2043, $250,000 principal	247,027	246,991
Total long-term debt – Parent Company	988,610	1,445,462

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
3.875% Senior Notes, due November 9, 2015, $0 and $500,000 principal	—	507,944
5.5% Senior Notes, due March 15, 2016, $350,000 principal	353,025	363,229
5.125% Senior Notes, due April 13, 2018, $800,000 principal	830,298	842,359
8.5% Senior Notes, due July 15, 2019, $700,000 principal	806,125	832,797
2.375% Euro Senior Notes, due May 20, 2020, $528,625 and $622,175 principal	527,606	620,725
6.875% Senior Notes, due April 15, 2021, $750,000 principal	838,765	853,091
2.25% Euro Medium Term Notes, due July 13, 2022, $4,229 and $4,977 principal	3,779	4,379
5.125% Senior Notes, due January 20, 2023, $600,000 principal	620,890	623,311
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	379,711	381,515
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	347,307	348,568
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,730	513,046
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,656	421,960
Secured credit facility	—	170,000
National Beef Term Loan	310,000	345,000
National Beef Revolving Credit Facility	121,961	135,144
54 Madison debt	116,211	—
Foursight Credit Facilities	110,253	27,000
Other	118,667	92,399
Total long-term debt – subsidiaries	6,418,984	7,082,467

Long-term debt	$7,407,594	$8,527,929
At December 31, 2015, $1.6 billion of consolidated assets (primarily receivables, property and equipment and other assets) are pledged for indebtedness aggregating $777.1 million, principally for National Beef, Foursight and 54 Madison subsidiary debt.
The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2020 are as follows:  2016 - $485.1 million; 2017 - $468.4 million; 2018 - $1,282.4 million; 2019 - $809.1 million; and 2020 - $548.1 million.
Parent Company Debt:
From time to time we have purchased our outstanding debt securities depending upon prevailing market conditions, our liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.  No such purchases were made during 2015, 2014 and 2013.

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
Subsidiary Debt:
Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.4574 common shares (equivalent to a conversion price of approximately $44.53).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.
At December 31, 2014, Jefferies had a committed senior secured revolving credit facility ("Jefferies Credit Facility") with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $750.0 million with availability subject to one or more borrowing bases.  The Jefferies Credit Facility contained certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies subsidiaries, minimum tangible net worth and liquidity requirements amounts and minimum capital requirements.  Interest was based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of non-U.S. dollar borrowings, was based on the London Interbank Offered Rate.  The obligations of each borrower under the Credit Facility were secured by substantially all the assets of such borrower, but none of the borrowers was responsible for any obligations of any other borrower.  Jefferies terminated the Credit Facility on July 31, 2015, due to the exiting of the Bache business. For further information with respect to Jefferies use of the Credit Facility, see Note 32.
At December 31, 2015, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $375.0 million, which matures in October 2018.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.75% depending upon certain financial ratios and the rate selected.  At December 31, 2015, the interest rate on the outstanding term loan was 3.0% and the interest rate on the outstanding revolving credit facility was 3.0%.  The credit facility contains a minimum tangible net worth covenant; at December 31, 2015, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.
Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $19.8 million were outstanding at December 31, 2015.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At December 31, 2015, after deducting outstanding amounts and issued letters of credit, $109.9 million of the unused revolver was available to National Beef.
At December 31, 2015, 54 Madison had $115.7 million of 6% term loan debt that matures in 2017 and 2018. As discussed further in Note 29, the holders of the debt are also investors in 54 Madison.
At December 31, 2015, Foursight’s credit facilities consisted of two warehouse credit commitments aggregating $175.0 million, which mature in March 2016 and December 2018. The 2016 credit facility bears interest based on the three-month LIBOR plus a margin of 1.75% and the 2018 credit facility bears interest based on the one-month LIBOR plus a margin of 2.15%. As a condition of the 2016 credit facility, Foursight is obligated to maintain interest rate caps with a notional amount no less than the outstanding loan on any day. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight of approximately $143.0 million at December 31, 2015.

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
Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014

As of January 1,	$184,333	$241,075
Loss allocated to redeemable noncontrolling interests	(26,465)	(8,576)
Contributions from redeemable noncontrolling interests	5,263	—
Distributions to redeemable noncontrolling interests	—	(2,765)
Increase (decrease) in fair value of redeemable noncontrolling interests charged to additional paid-in capital	26,227	(45,401)
Balance, December 31,	$189,358	$184,333
At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At December 31, 2015, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.50%) and the terminal growth rate (2.00%) used to calculate the capitalization rate of the terminal value.
The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of December 31, 2015 (dollars in millions):

	Discount Rates
Terminal Growth Rates	12.25%	12.50%	12.75%

1.75%	$191.2	$188.1	$185.0
2.00%	$192.6	$189.4	$186.3
2.25%	$194.1	$190.7	$187.6
The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At December 31, 2015 and 2014, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed of $2.3 million and $2.4 million, respectively.
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
Note 19.  Common Shares and Compensation Plans
The Board of Directors from time to time has authorized the repurchase of our common shares.  At December 31, 2015, we are authorized to repurchase 20,000,000 common shares.
Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  In March 2014, we terminated authorization to issue options and rights under our option plan. No shares remain available for future issuances under our option plan or warrant plan. At December 31, 2015 and 2014, 4,661,272 and 5,640,034, respectively, of our common shares were reserved for stock options and warrants.
Compensation and benefits expense included $74.1 million, $109.8 million and $87.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $27.3 million, $39.9 million and $33.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, total unrecognized compensation cost related to nonvested share-based compensation plans was $41.8 million; this cost is expected to be recognized over a weighted-average period of 1.9 years.
The net tax benefit (detriment) related to share-based compensation plans recognized in additional paid-in capital was $(5.9) million, $1.3 million and $2.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the years ended December 31, 2015, 2014 and 2013 were not significant.
At December 31, 2015, there were 2,004,000 shares of restricted stock outstanding with future service required, 3,388,000 RSUs outstanding with future service required, 8,583,000 RSUs outstanding with no future service required and 927,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options and warrants, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 12,898,000.
Senior Executive Warrant Plan.  On March 7, 2011, the Compensation Committee of our Board of Directors granted warrants to purchase 2,000,000 common shares to each of our then Chairman and then President at an exercise price of $33.33 per share (105% of the closing price per share of a common share on the grant date), subject to shareholder approval.  In May 2011, the required shareholder approval was received and the warrants were issued.  The warrants expire in 2016 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year.  Compensation cost was determined as of the approval date and is recognized in the financial statements over the vesting period of the warrants.  We have recorded share-based compensation expense related to this grant of warrants of $1.0 million, $5.3 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Fixed Stock Option Plan.  A summary of activity with respect to our stock options for the three years ended December 31, 2015 is as follows:

	Common Shares Subject to Option	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2012	2,577,500	$26.10
Granted	51,432	$26.06
Exercised	(184,276)	$24.65		$603,000
Cancelled	(27,408)	$38.68
Balance at December 31, 2013	2,417,248	$25.64
Granted	—	$—
Exercised	(35,536)	$22.87		$58,000
Cancelled	(741,678)	$27.39
Balance at December 31, 2014	1,640,034	$24.91
Granted	—	$—
Exercised	(2,030)	$21.66		$6,000
Cancelled	(976,732)	$24.88
Balance at December 31, 2015	661,272	$24.97	2.1 years	$—
Exercisable at December 31, 2015	391,274	$25.75	1.7 years	$—
The following summary presents the weighted-average assumptions used for grants made during 2013. There were no grants during 2014 or 2015.

Risk free interest rate	1.26%
Expected volatility	39.17%
Expected dividend yield	0.85%
Expected life	4.0 years
Weighted-average fair value per grant	$7.67
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
The Incentive Plan’s “evergreen” share reservation was terminated on March 21, 2014; the number of equity awards available under the Incentive Plan was set at 20,000,000.  At December 31, 2015, 18,165,279 common shares remained available for new grants under the Incentive Plan.  Shares issued pursuant to the DCP reduce the shares available under the Incentive Plan.
The following table details the activity in restricted stock during the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

		Weighted Average Grant Date Fair Value

Balance at January 1, 2013	—	$—
Converted in connection with the Jefferies acquisition	6,895	$26.90
Grants	462	$27.38
Forfeited	(144)	$26.90
Fulfillment of service requirement	(1,971)	$26.90
Balance at December 31, 2013	5,242	$26.94
Grants	864	$27.03
Forfeited	(202)	$26.90
Fulfillment of service requirement	(2,521)	$26.89
Balance at December 31, 2014	3,383	$27.00
Grants	602	$18.63
Forfeited	(94)	$28.12
Fulfillment of service requirement	(1,887)	$26.87
Balance at December 31, 2015	2,004	$24.56

The following table details the activity in restricted stock units during the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required

Balance at January 1, 2013	—	—	$—	$—
Converted in connection with the Jefferies acquisition	5,167	9,527	$26.90	$26.90
Grants	—	145	$—	$24.32
Distributions of underlying shares	—	(1,603)	$—	$26.90
Forfeited	(106)	(21)	$26.90	$26.83
Fulfillment of service requirement	(268)	268	$26.90	$26.90
Balance at December 31, 2013	4,793	8,316	$26.90	$26.86
Grants	—	97	$—	$20.89
Distributions of underlying shares	—	(366)	$—	$26.85
Forfeited	(135)	—	$26.90	$—
Fulfillment of service requirement	(420)	420	$26.90	$26.90
Balance at December 31, 2014	4,238	8,467	$26.90	$26.79
Grants	—	121	$—	$18.95
Distributions of underlying shares	—	(229)	$—	$22.34
Forfeited	(626)	—	$26.90	$—
Fulfillment of service requirement	(224)	224	$26.90	$26.90
Balance at December 31, 2015	3,388	8,583	$26.90	$26.68
At December 31, 2015 and 2014, respectively, grants include approximately 106,000 and 88,000 dividend equivalents declared on RSUs; the weighted average grant date fair values of the dividend equivalents were approximately $18.13 and $20.41, respectively.
Directors’ Plan.  Under our Directors’ Plan, we will issue each nonemployee director of Leucadia $120,000 of restricted stock or restricted stock units.  These grants will be made on the date directors are elected or reelected at our annual shareholders’ meeting.  These shares vest over three years from the date of grant and are expensed over the requisite service period.  At December 31, 2015, 289,044 common shares were issuable upon settlement of outstanding restricted stock units and 398,550 shares are available for future grants.
Other Stock-Based Plans.  Historically, Jefferies also sponsored an Employee Stock Purchase Plan and an Employee Stock Ownership Plan, both of which were assumed by us in connection with the Jefferies acquisition.  Amounts related to these plans have not been significant.
Restricted Cash Awards.  Jefferies provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period.  At December 31, 2015, the remaining unamortized amount of these awards was $258.3 million and is included within Other assets in the Consolidated Statements of Financial Condition.

Note 20.  Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013

Net unrealized gains on available for sale securities	$557,601	$577,588	$589,393
Net unrealized foreign exchange gains (losses)	(63,248)	(26,771)	16,803
Net unrealized losses on derivative instruments	—	—	(169)
Net minimum pension liability	(55,560)	(103,735)	(67,977)
	$438,793	$447,082	$538,050
For the years ended December 31, 2015 and 2014, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
	2015	2014
Net unrealized gains (losses) on available for sale securities, net of income tax provision of $6,068 and $1,631	$10,930	$2,939	Net realized securities gains
Net unrealized foreign exchange gains, net of income tax provision of $0 and $149	—	267	Loss from discontinued operations, net of income tax (benefit)
Net unrealized losses on derivatives, net of income tax (benefit) of $0 and $(95)	—	(169)	Income related to associated companies
Amortization of defined benefit pension plan actuarial gains (losses), net of income tax (benefit) of $(17,159) and $(1,676)	(31,102)	(3,201)	Compensation and benefits, which includes pension expense. See Note 21 for information on this component.

Total reclassifications for the period, net of tax	$(20,172)	$(164)

Note 21.  Pension Plans and Postretirement Benefits
U.S. Pension Plans
Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, Inc., the responsibility for WilTel’s defined benefit pension plan was retained by us.  All benefits under this plan were frozen as of the date of sale.  Prior to the acquisition of Jefferies, Jefferies sponsored a defined benefit pension plan covering certain employees; benefits under that plan were frozen as of December 31, 2005.
Late in 2015, we launched a limited time voluntary lump sum offer to approximately 4,000 of the deferred vested participants of the WilTel plan. Approximately 2,400 participants accepted the lump sum offer and benefit payments totaling $110.7 million were paid out of plan assets. We also recorded a $40.7 million settlement charge in 2015 related to the participant acceptances.
A summary of activity with respect to both plans is as follows (in thousands):

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$352,126	$295,044
Interest cost	12,958	14,239
Actuarial (gains) losses	(35,799)	52,125
Benefits paid	(122,260)	(9,282)
Projected benefit obligation, end of year	$207,025	$352,126

Change in plan assets:
Fair value of plan assets, beginning of year	$240,010	$239,080
Actual return on plan assets	(250)	11,175
Employer contributions	1,000	—
Benefits paid	(122,260)	(9,282)
Administrative expenses	(781)	(963)
Fair value of plan assets, end of year	$117,719	$240,010

Funded status at end of year	$(89,306)	$(112,116)
As of December 31, 2015 and 2014, $54.0 million and $126.2 million, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $89.3 million and $112.1 million, respectively, was reflected as accrued pension cost.
The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	2015	2014	2013
Components of net periodic pension cost:
Interest cost	$12,958	$14,239	$12,286
Expected return on plan assets	(10,581)	(10,115)	(9,746)
Settlement charge	40,973	—	—
Actuarial losses	6,963	4,634	7,464
Net periodic pension cost	$50,313	$8,758	$10,004

Amounts recognized in other comprehensive income (loss):
Net (gain) loss arising during the period	$(24,186)	$52,027	$(31,952)
Settlement charge	(40,973)	—	—
Amortization of net loss	(6,963)	(4,634)	(7,464)
Total recognized in other comprehensive income (loss)	$(72,122)	$47,393	$(39,416)
Net amount recognized in net periodic benefit cost and other
comprehensive income (loss)	$(21,809)	$56,151	$(29,412)
The amounts in accumulated other comprehensive income (loss) at the end of each year have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations.  The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2016 is $2.0 million.
$20.0 million of employer contributions are expected to be paid in 2016.
We use a December 31 measurement date for the WilTel plan and a November 30 date for the Jefferies plan.  The assumptions used are as follows:

	2015	2014
WilTel Plan
Discount rate used to determine benefit obligation	4.00%	3.76%
Weighted-average assumptions used to determine
net pension cost:
Discount rate	3.76%	4.71%
Expected long-term return on plan assets	4.00%	4.00%

Jefferies Plan
Discount rate used to determine benefit obligation	4.10%	4.30%
Weighted-average assumptions used to determine
net pension cost:
Discount rate	4.30%	5.10%
Expected long-term return on plan assets	6.75%	6.75%
The following pension benefit payments are expected to be paid (in thousands):

2016	$10,503
2017	8,818
2018	9,962
2019	10,001
2020	10,506
2021 – 2025	65,960

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
WilTel Plan Assets.  At December 31, 2015 and 2014, the WilTel plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2
2015
Cash and cash equivalents	$3,026	$3,026	$—
Fixed income securities:
U.S. government and agencies	5,988	5,988	—
Public utilities	8,978	—	8,978
All other corporates	52,696	—	52,696
Total	$70,688	$9,014	$61,674

2014
Cash and cash equivalents	$14,669	$14,669	$—
Fixed income securities:
U.S. government and agencies	3,719	3,719	—
Public utilities	15,669	—	15,669
All other corporates	154,868	—	154,868
Total	$188,925	$18,388	$170,537

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

To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.25% current expected inflation, 1.5% to 2.5% real rate of return for short duration risk-free investments, 0.2% inflation risk premium and 0.75% default risk premium for the portion of the portfolio invested in corporate bonds.  We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 4.0% expected long-term rate of return assumption for 2015.
Jefferies Plan Assets.  At December 31, 2015 and 2014, the Jefferies plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2

2015
Cash and cash equivalents	$487	$487	$—
Listed equity securities	29,156	29,156	—
Fixed income securities:
Corporate debt securities	6,598	—	6,598
Foreign corporate debt securities	2,140	—	2,140
U.S. government securities	3,975	3,975	—
Agency mortgage-backed securities	3,504	—	3,504
Commercial mortgage-backed securities	425	—	425
Asset-backed securities	746	—	746
Total	$47,031	$33,618	$13,413

2014
Cash and cash equivalents	$373	$373	$—
Listed equity securities	31,327	31,327	—
Fixed income securities:
Corporate debt securities	6,482	—	6,482
Foreign corporate debt securities	1,321	—	1,321
U.S. government securities	5,929	5,929	—
Agency mortgage-backed securities	3,883	—	3,883
Commercial mortgage-backed securities	1,080	—	1,080
Asset-backed securities	690	—	690
Total	$51,085	$37,629	$13,456
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
The target allocation of plan assets for 2016 is approximately 50% equities and 50% fixed income securities.  The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk.  The plan’s administrative committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements.  The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

The equity portfolio may invest up to 5% of the market value of the portfolio in any one company and may invest up to 10% of the market value of the portfolio in any one sector or up to two times the percentage weighting of any one sector as defined by the S&P 500 or the Russell 1000 Value indices, whichever is higher.  Permissible investments specified under the equity portfolio of the plan include equity securities of U.S. and non-U.S. incorporated entities and private placement securities issued pursuant to Rule 144A.  At least 75% of the market value of the fixed income portfolio must be invested in investment grade securities rated BBB-/Baa3, including cash and cash equivalents.  Permissible investments specified under the fixed income portfolio of the plan include: public or private debt obligations issued or guaranteed by U.S. or foreign issuers; preferred, hybrid, mortgage- or asset-backed securities; senior loans; and derivatives and foreign currency exchange contracts.
German Pension Plan
In connection with the acquisition of Jefferies Bache from Prudential in 2011, Jefferies acquired a defined benefits pension plan located in Germany for the benefit of eligible employees of Jefferies Bache in that territory.  The German pension plan has no plan assets and is therefore unfunded; however, Jefferies has purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations.  The investments in these insurance contracts are included in Financial Instruments owned - Trading assets in the Consolidated Statements of Financial Condition in the amounts of $15.3 million and $18.1 million at December 31, 2015 and 2014, respectively.  Jefferies expects to pay the pension liability from the cash flows available to it under the insurance contracts.  All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by Jefferies.  In connection with the acquisition, Prudential agreed that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to Jefferies by Prudential.
The provisions and assumptions used in the German pension plan are based on local conditions in Germany.  Jefferies did not contribute to the plan during the year ended December 31, 2015.
The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the years ended December 31, 2015 and 2014 and for the period from the acquisition of Jefferies to December 31, 2013 (in thousands):

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$28,434	$26,368
Service cost	—	40
Interest cost	523	801
Actuarial losses	(40)	4,630
Currency adjustment	(4,303)	(2,212)
Benefits paid	(1,069)	(1,193)
Projected benefit obligation, end of year	$23,545	$28,434

	2015	2014	2013
Components of net periodic pension cost:
Service cost	$—	$40	$51
Interest cost	523	801	685
Net amortization	325	244	179
Net periodic pension cost	$848	$1,085	$915
The amounts in accumulated other comprehensive income at December 31, 2015 and 2014 are charges of $4.9 million and $5.3 million, respectively.  The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the years ended December 31, 2015 and 2014:

	2015	2014
Projected benefit obligation
Discount rate	2.20%	2.10%
Rate of compensation increase (1)	N/A	3.00%

Net periodic pension benefit cost
Discount rate	2.10%	3.40%
Rate of compensation increase (1)	N/A	3.00%
(1) There were no active participants in the plan at December 31, 2015.
The following pension benefit payments are expected to be paid (in thousands):

2016	$1,143
2017	1,124
2018	1,133
2019	1,110
2020	1,159
2021 – 2025	5,831
Other
We have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were $9.6 million, $9.3 million and $6.3 million for the years ended December 31, 2015, 2014 and 2013.
We provide certain health care and other benefits to certain retired employees under plans which are currently unfunded.  We pay the cost of postretirement benefits as they are incurred.  Accumulated postretirement benefit obligations and amounts recognized in the consolidated statements of operations and in accumulated other comprehensive income (loss) were not significant.

Note 22.  Income Taxes
The principal components of deferred taxes at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax asset:
NOL carryover	$1,375,759	$1,266,972
Compensation	284,761	334,576
Long-term debt	89,160	134,079
Other assets	162,393	160,586
Securities valuation reserves	32,141	25,499
Intangible assets, net and goodwill	6,855	13,842
Other liabilities	40,393	57,006
	1,991,462	1,992,560
Valuation allowance	(97,177)	(110,404)
	1,894,285	1,882,156
Deferred tax liability:
Unrealized gains on investments	(153,035)	(10,406)
Amortization of intangible assets	(103,561)	(97,268)
Property and equipment	(4,151)	(866)
Other	(58,170)	(61,081)
	(318,917)	(169,621)
Net deferred tax asset	$1,575,368	$1,712,535
As of December 31, 2015, we have consolidated U.S. federal NOLs of $1.6 billion that may be used to offset the taxable income of any member of our consolidated tax group.  In addition, we have $2.1 billion of U.S. federal NOLs that are only available to offset the taxable income of certain subsidiaries.  Federal NOLs begin to expire in 2017, with a substantial amount expiring between 2022 and 2025.  Approximately $575.3 million of our NOLs can be used to fully offset federal minimum taxable income, and no federal regular or minimum income tax would be payable on such income.  We have various state NOLs that expire at different times, which are reflected in the above table to the extent our estimate of future taxable income will be apportioned to those states.  We have gross foreign net operating loss carryforwards of approximately $74.4 million.  There is a valuation allowance with respect to $7.2 million of these foreign net operating loss carryforwards.  Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.
Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur.  In order to reduce this possibility, our certificate of incorporation includes a charter restriction that prohibits transfers of our common stock under certain circumstances.
At December 31, 2015, we had approximately $205.0 million of earnings attributable to foreign subsidiaries for which no U.S. federal income tax provision has been recorded because, except to the extent such earnings can be repatriated tax efficiently, these earnings are permanently invested abroad.  Accordingly, a deferred tax liability of approximately $59.0 million has not been recorded with respect to these earnings.

The provision for income taxes for continuing operations for each of the three years in the period ended December 31, 2015 was as follows (in thousands):

	2015	2014	2013

Current taxes:
Federal	$709	$746	$2,900
State and local	(25,308)	17,232	22,006
Foreign	3,504	12,375	9,050
Total current income taxes	(21,095)	30,353	33,956

Deferred taxes:
Federal	134,590	97,190	82,173
State and local	4,552	30,707	23,198
Foreign	(8,100)	7,721	(2,846)
Total deferred income taxes	131,042	135,618	102,525

Provision for income taxes	$109,947	$165,971	$136,481
For the year ended December 31, 2015, we recorded a benefit related to certain state and local net operating loss carryforwards which we now believe are more likely than not to be realized in the future, a significant portion of which results from recently enacted state and local tax law changes. For the year ended December 31, 2014, we decreased our valuation allowance with respect to certain NOLs which we now believe are more likely than not to be utilized before they expire.  For the year ended December 31, 2013, we increased our valuation allowance to reserve for a portion of our net deferred tax asset for state income taxes, resulting from the change in our expected state tax filings as a result of the Jefferies acquisition.  In addition, the valuation allowance increased by $11.1 million for 2013 as a result of the valuation allowance required for Jefferies net deferred tax assets at the date of acquisition.
The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):

	2015	2014	2013

Expected federal income tax	$124,788	$133,428	$190,955
State income taxes, net of federal income tax benefit	(6,928)	31,160	21,396
Increase (decrease) in valuation allowance	(13,227)	(22,203)	12,287
Tax expense not provided on income recorded on the Jefferies investment prior to the acquisition	—	—	(63,952)
Reversal of prior years’ deferred tax liability related to Jefferies investment	—	—	(33,972)
Foreign rate differential	(10,130)	(14,305)	(4,750)
Permanent differences	8,064	6,181	13,210
Tax exempt income	(6,789)	(6,812)	(4,033)
Income allocated to noncontrolling interest, not subject to tax	11,039	3,270	3,655
Nondeductible settlements	—	24,500	—
Foreign taxes	(2,989)	2,542	4,033
Other	6,119	8,210	(2,348)
Actual income tax provision	$109,947	$165,971	$136,481
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
The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the periods presented (in thousands):

	Gross Unrecognized Tax Benefits	Interest	Total

As of January 1, 2013	$11,590	$4,180	$15,770
Jefferies amounts at date of acquisition	129,010	17,100	146,110
Increases based on tax positions related to current period	8,750	—	8,750
Increases based on tax positions related to prior periods	14,780	—	14,780
Decreases based on tax positions related to prior periods	(18,300)	—	(18,300)
Interest expense recognized	—	7,000	7,000
Audit payments	(310)	(110)	(420)
Reductions as a result of the lapse of the statute of limitations	—	—	—
Balance, December 31, 2013	145,520	28,170	173,690
Increases based on tax positions related to current period	5,630	—	5,630
Increases based on tax positions related to prior periods	4,340	—	4,340
Decreases based on tax positions related to prior periods	(3,940)	—	(3,940)
Interest expense recognized	—	9,200	9,200
Audit payments	(2,960)	(100)	(3,060)
Reductions as a result of the lapse of the statute of limitations	—	—	—
Balance, December 31, 2014	148,590	37,270	185,860
Increases based on tax positions related to current period	3,475	—	3,475
Increases based on tax positions related to prior periods	22,030	—	22,030
Decreases based on tax positions related to prior periods	(15,349)	(4,884)	(20,233)
Interest expense recognized	—	10,336	10,336
Audit payments	—	—	—
Reductions as a result of the lapse of the statute of limitations	(7,879)	(3,641)	(11,520)
Balance, December 31, 2015	$150,867	$39,081	$189,948
The statute of limitations with respect to our federal income tax returns has expired for all years through 2011.  Our New York State and New York City income tax returns are currently being audited for the 2009 to 2011 period and 2009 to 2012 period, respectively.  Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions.  Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions.  The statute of limitations with respect to Jefferies federal income tax returns has expired for all years through 2006.
We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.  Over the next twelve months, we believe it is reasonably possible that various tax examinations will be concluded and statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $4.3 million.  If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower our effective income tax rate.

Note 23.  Net Realized Securities Gains (Losses)
The following summarizes net realized securities gains (losses) for each of the three years in the period ended December 31, 2015 (in thousands):

	2015	2014	2013

Net realized gains on securities	$14,112	$30,686	$245,262
Write-down of investments (a)	—	(111)	(1,621)
Other (b)	48,845	(181)	316
	$62,957	$30,394	$243,957

(a)	Consists of provisions to write down investments resulting from declines in fair values believed to be other than temporary.

(b)	In 2015, primarily relates to a recovery of $35.0 million of an investment in a non-public security written off in prior years.
Net realized gains on securities during 2013 include a gain of $227.6 million related to our exchange of Inmet shares for First Quantum shares and cash as discussed above.
Proceeds from sales of investments classified as available for sale were $1.9 billion, $1.9 billion and $1.8 billion during 2015, 2014 and 2013, respectively.  Gross gains of $16.9 million, $12.6 million and $240.4 million were realized on these sales during 2015, 2014 and 2013, respectively; gross losses were $2.8 million during 2015 and not significant during 2014 and 2013.
Note 24.  Other Results of Operations Information
Other income for each of the three years in the period ended December 31, 2015 consists of the following (in thousands):

	2015	2014	2013

Manufacturing revenues	$391,920	$379,274	$310,624
Dividend income	5,482	7,379	5,553
Income from associated companies classified as other revenues	75,717	90,242	92,180
Revenues of oil and gas exploration and production businesses	45,939	19,373	—
Gain on sale of equity interest	—	22,714	—
Rental income	1,872	5,877	13,158
Winery revenues	—	—	8,301
Other	28,298	45,606	55,676
	$549,228	$570,465	$485,492
Taxes, other than income or payroll, amounted to $21.9 million, $17.0 million and $17.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Advertising costs amounted to $18.1 million, $14.5 million and $14.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 25.  Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Numerator for earnings (loss) per share:
Net income attributable to Leucadia National Corporation common shareholders	$279,587	$204,306	$369,240
Less: Allocation of earnings to participating securities (1)	(4,711)	(4,761)	(4,919)
Net income attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	274,876	199,545	364,321
Less: Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(34)	(75)	(110)
Mandatorily redeemable convertible preferred share dividends	—	—	3,397
Interest on 3.75% Convertible Notes	—	739	2,635
Net income attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$274,842	$200,209	$370,243

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	372,430	371,889	339,673
Stock options	1	29	55
Warrants	—	—	—
Mandatorily redeemable convertible preferred shares	—	—	3,468
3.875% Convertible Senior Debentures	—	—	—
3.75% Convertible Notes	—	1,415	4,538
Denominator for diluted earnings (loss) per share	372,431	373,333	347,734

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 6,500,000, 9,040,900 and 9,353,400 for the years ended December 31, 2015, 2014 and 2013, respectively.  Dividends declared on participating securities during the years ended December 31, 2015, 2014 and 2013 were $1.5 million, $2.2 million and $2.8 million, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 1,000,137, 1,572,777 and 1,711,096 weighted-average shares of common stock were outstanding during the years ended December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.
For each year in the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive.
For the years ended December 31, 2015, 2014 and 2013, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.  For the years ended December 31, 2015 and 2014, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 26.  Commitments, Contingencies and Guarantees
Commitments
We and our subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to thirty years.  Rental expense (net of sublease rental income) was $84.0 million, $79.6 million and $63.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2015 are as follows (in thousands):

2016	$83,230
2017	80,167
2018	75,785
2019	66,339
2020	57,198
Thereafter	409,417
772,136
Less: sublease income	(10,854)
$761,282
Effective December 30, 2004, National Beef finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, National Beef committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $6.6 million remains as of December 31, 2015.  Payments under the commitment will be approximately $0.8 million in each of the years 2016 through 2018, with the remaining balance of $4.1 million to be paid in subsequent years.
National Beef makes verbal commitments to cattle producers to purchase cattle approximately one week in advance of delivery of those cattle to its plants.  The actual value paid for these cattle is determined after the cattle are delivered, weighed and inspected at National Beef’s facilities.  The total value of verbal commitments to purchase cattle as of December 31, 2015 was $68.5 million.
The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Equity commitments (1)	$106.8	$25.3	$43.9	$35.9	$189.5	$401.4
Loan commitments (1)	247.3	170.7	81.4	—	—	499.4
Mortgage-related and other purchase commitments	1,571.4	312.5	1,013.7	—	—	2,897.6
Forward starting reverse repos and repos	1,635.0	—	—	—	—	1,635.0
Other unfunded commitments (1)	87.0	186.9	20.2	5.7	35.6	335.4
	$3,647.5	$695.4	$1,159.2	$41.6	$225.1	$5,768.8

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.
Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of December 31, 2015, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $23.6 million.
See Note 11 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); we committed to provide Folger Hill with a three-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of December 31, 2015, $7.4 million has been provided to Folger Hill under the revolving credit facility.
During 2015, we expanded our asset management business to include 54 Madison Capital, LLC. We made a capital commitment of $225.0 million to this new fund, which will target real estate projects. In 2015, we invested $38.4 million in 54 Madison Capital, LLC.
Additionally, as of December 31, 2015, Jefferies had other equity commitments to invest up to $4.4 million in various other investments.
Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of December 31, 2015, Jefferies has $268.7 million of outstanding loan commitments to clients.
Loan commitments outstanding as of December 31, 2015, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at December 31, 2015 was $238.6 million.
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

On March 18, 2015, we and plaintiffs executed a settlement agreement that provided additional detail regarding the terms of a settlement set out in a December 14, 2014 binding term sheet pursuant to which we have previously accrued approximately $50 million.  On November 12, 2015, plaintiffs executed a settlement agreement with the other defendants in the case, and we and plaintiffs executed a first amendment to our settlement agreement to modify the agreement to reflect that settlement of all claims as to all parties had been reached. Both our settlement agreement and that of the other defendants were submitted to the Court on November 12, 2015. On November 16, 2015, the Court entered an order that, among other things, preliminarily approved the settlement agreements, authorized the parties to send notice to the settlement class members and set a fairness hearing for May 11, 2016.

Haverhill Retirement System v. Asali, et al. -- On May 2, 2014, plaintiff Haverhill Retirement System (“Haverhill”)  filed an amended putative class action and derivative lawsuit (the “Complaint”) entitled Haverhill Retirement System v. Asali, et al. in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Harbinger Capital Partners LLC, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”), the members of the board of directors of Harbinger Group, Inc. (“Harbinger”), nominal defendant Harbinger, as well as Leucadia. The Complaint alleges, among other things, that the directors of Harbinger breached their fiduciary duties in connection with Leucadia’s March 2014 purchase of preferred securities of subsidiaries of the Harbinger Funds that were exchangeable into Harbinger common stock owned by the Harbinger Funds, certain flaws in the process employed by the special committee of directors appointed by the Harbinger board in connection therewith, and that Leucadia aided and abetted the Harbinger board’s breaches of fiduciary, as well as a claim of unjust enrichment against Leucadia.  On April 1, 2014, the Chancery Court denied Haverhill’s motion for expedited proceedings associated with the complaint originally filed by Haverhill on March 26, 2014.  Haverhill filed an amended complaint on May 2, 2014.  On July 2, 2014, the defendants moved to dismiss the amended complaint.  On August 12, 2014, Plaintiffs filed another amended complaint. The amended complaint dropped Plaintiff’s unjust enrichment claim against Leucadia. With respect to remedies sought, the amended complaint no longer sought an injunction against installing Leucadia designees as Board members and no longer sought rescission of Leucadia’s right to select the director class to which one of its designees would be appointed. A term sheet reflecting a settlement among the parties, that did not provide for any payment by the Company, was signed on October 15, 2014.  On December 19, 2014, final settlement papers were submitted to the Court. On June 8, 2015, a settlement hearing took place, at which the Court rejected the settlement. The parties then negotiated a stipulation under which the case will be dismissed. The court approved the stipulation and proposed dismissal on January 7, 2016. Following notice to Harbinger's stockholders of the proposed dismissal, Harbinger will notify the court that the notice has been provided and we expect that the case will be dismissed.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP (in millions):

	Expected Maturity Date
Guarantee Type	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$11,840.6	$584.6	$142.8	$—	$414.4	$12,982.4
Written derivative contracts – credit related	—	—	115.4	955.4	10.0	1,080.8
Total derivative contracts	$11,840.6	$584.6	$258.2	$955.4	$424.4	$14,063.2
The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$698.4	$—	$—	$—	$—	$—	$698.4
Single name credit default swaps	$—	$—	$10.0	$57.5	$264.3	$50.6	382.4
The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $394.8 million.
Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2015, the aggregate amount of commercial paper outstanding was $2.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At December 31, 2015, the maximum amount payable under these guarantees is $21.8 million.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of December 31, 2015 was approximately $30.7 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.
Standby Letters of Credit.  At December 31, 2015, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $33.1 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
Other subsidiaries of ours have outstanding letters of credit aggregating $23.1 million at December 31, 2015.
Note 27.  Net Capital Requirements
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
Jefferies LLC and Jefferies Execution’s net capital and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,556,602	$1,471,663
Jefferies Execution	9,647	9,397
FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies LLC as an FCM. Effective September 21, 2015, the National Futures Association is the DSRO for Jefferies as an FCM.
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
Note 28.  Other Fair Value Information
The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Other Assets:
Notes and loans receivable (a)	$488,690	$490,208	$213,174	$217,171

Financial Liabilities:
Short-term borrowings (b)	310,659	310,659	12,000	12,000
Long-term debt (b)	7,407,594	7,299,405	8,527,929	8,806,700

(a)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)
Short-term borrowings and long-term debt:  The fair values of short term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 29.  Related Party Transactions
Jefferies Capital Partners and JEP IV Related Funds.  Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at December 31, 2015 and 2014 are loans to and/or equity investments in Private Equity Related Funds of $39.6 million and $60.7 million, respectively.  Net losses aggregating $26.2 million and $14.9 million were recorded related to the Private Equity Related Funds for the years ended December 31, 2015 and 2014, respectively, and net gains aggregating $10.1 million were recorded related to the Private Equity Related Funds for the period from the acquisition of Jefferies through December 31, 2013.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 26.
Berkadia Commercial Mortgage, LLC.  At December 31, 2015 and 2014, Jefferies has commitments to purchase $752.4 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia.
HRG Group, Inc.  As part of Jefferies loan secondary trading activities, it has unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $261.6 million and $232.0 million at December 31, 2015 and 2014, respectively.  Our Chairman also serves as HRG’s Chairman.
Officers, Directors and Employees.  We have $28.3 million and $20.1 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at December 31, 2015 and 2014, respectively. Receivables from and payables to customers includes balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. During 2014, Jefferies sold private equity interests with a fair value of $4.0 million at their then fair value to a private equity fund owned by Jefferies employees and has also provided a guarantee of the fund’s credit agreement. At December 31, 2015 and 2014, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.
National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement  National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 28% and 23% of its cattle requirements under this agreement during 2015 and 2014, respectively.
National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.   During the year ended December 31, 2015, sales to this affiliate were $31.0 million and purchases were $15.1 million.  During the year ended December 31, 2014, sales to this affiliate were $43.2 million and purchases were $12.7 million.  At December 31, 2015 and 2014, amounts due from and payable to these related parties were not significant.
HomeFed.  As more fully described in Note 11, during 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 11, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2015.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.
54 Madison. $115.7 million of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. This long-term debt earns interest at 6% and matures in 2017 and 2018.
See Note 11 for information on transactions with Jefferies Finance and Jefferies LoanCore.
Note 30.  Discontinued Operations and Assets Held for Sale
In September 2014, we decided not to proceed with further development of the Lake Charles clean energy project that would have used gasification technology to convert low-grade fossil fuels into clean-energy products.  Our decision was based on final estimates of the likely ultimate cost of completion of the project.  Project development costs to date have been expensed as incurred.  As a result, we have classified the clean energy project as a discontinued operation.
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
A summary of the results of discontinued operations for the clean energy project, Premier, Sangart, and the small power production business is as follows for the years ended December 31, 2014 and 2013; discontinued operations for the year ended December 31, 2015 were not significant (in thousands):

	2014	2013

Revenues and other income:
Gaming entertainment	$67,739	$114,844
Investment and other income	4,700	4,691
	72,439	119,535
Expenses:
Direct operating expenses - Gaming entertainment	48,877	85,233
Compensation and benefits	4,503	19,534
Depreciation and amortization	5,208	8,919
Selling, general and other expenses	41,378	98,178
	99,966	211,864
Loss from discontinued operations before income taxes	(27,527)	(92,329)
Income tax (benefit)	(9,634)	(32,303)
Loss from discontinued operations after income taxes	$(17,893)	$(60,026)
During 2013, we sold our subsidiary, Empire Insurance Company, which had been undergoing a voluntary liquidation, for cash consideration of $3.2 million, subject to certain post-closing working capital adjustments, and the sale resulted in the recognition of a tax benefit of $5.4 million.  Gain on disposal of discontinued operations for 2013 reflects an after-tax gain of $8.6 million for this sale.
Gain on disposal of discontinued operations for the year ended December 31, 2015, primarily relates to additional consideration received related to the 2012 sale of our small Caribbean-based telecommunications provider, and a reversal of a legal reserve.
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
All other consists of our other financial services businesses and investments and our other merchant banking businesses and investments.  Our other financial services businesses and investments include the Leucadia asset management platform, specialty finance companies, the commercial mortgage banking investment, the investment in HomeFed and the investment in FXCM.  Our other merchant banking businesses and investments primarily include manufacturing, oil and gas exploration and development, real estate, and our investments in HRG, fixed wireless broadband services, automobile dealerships, and our gold and silver mining project.

Certain information concerning our segments for the years ended December 31, 2015, 2014 and 2013 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies became our wholly-owned subsidiary on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag.

	2015	2014	2013
		(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$2,476,133	$2,986,325	$2,134,002
National Beef	7,402,419	7,832,424	7,487,724
Corporate and other	78,122	60,720	50,190
Total net revenues related to reportable segments	$9,956,674	$10,879,469	$9,671,916
All other (1)	950,784	607,016	753,830
Intercompany eliminations (2)	(21,000)	—	—
Total consolidated net revenues	$10,886,458	$11,486,485	$10,425,746

Pre-tax income (loss) from continuing operations:
Reportable Segments:
Jefferies	$119,165	$358,396	$260,984
National Beef	(123,915)	(40,303)	(42,358)
Corporate and other	(45,592)	(144,508)	(91,917)
Pre-tax income (loss) from continuing operations related to reportable segments	(50,342)	173,585	126,709
All other (1)	492,762	305,752	491,093
Parent Company interest	(85,884)	(98,115)	(72,217)
Total consolidated pre-tax income from continuing operations	$356,536	$381,222	$545,585

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$92,165	$78,566	$59,631
National Beef	89,317	85,305	88,484
Corporate and other	3,744	5,627	9,924
Total depreciation and amortization expenses related to reportable segments	$185,226	$169,498	$158,039
All other	38,907	16,495	9,386
Total consolidated depreciation and amortization expenses	$224,133	$185,993	$167,425

Identifiable assets employed:
Reportable Segments:
Jefferies (3)	$38,608,956	$44,563,808	$40,168,572
National Beef	1,516,130	1,718,521	1,703,662
Corporate and other	1,778,987	3,240,561	4,515,768
Identifiable assets employed related to reportable segments	41,904,073	49,522,890	46,388,002
All other	4,585,462	3,154,423	1,561,997
Intercompany eliminations	(149,723)	(53,405)	(83,218)
Total consolidated assets	$46,339,812	$52,623,908	$47,866,781

(1)	All other revenue and pre-tax income from continuing operations include $491.3 million of realized and unrealized gains relating to our investment in in FXCM for the year ended December 31, 2015.

(2)	Revenue intercompany elimination relates to investment banking and advisory fee paid to Jefferies in connection with our entering into the agreement with FXCM.

(3)	At December 31, 2015, 2014 and 2013, includes $320.2 million, $399.6 million and $524.8 million, respectively, of Jefferies deferred tax asset, net.

Net revenues for Jefferies are recorded in the geographic region in which the position was risk-managed, in the case of investment banking, in which the senior coverage banker is located, or for asset management, according to the location of the investment advisor.  Net revenues by geographic region for Jefferies for the years ended December 31, 2015 and 2014 and for the period from the Jefferies acquisition through December 31, 2013 were as follows (in thousands):

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period from the Jefferies acquisition through December 31, 2013

Americas (1)	$1,887,899	$2,257,870	$1,645,110
Europe (2)	510,044	634,358	441,795
Asia	78,190	94,097	47,097
	$2,476,133	$2,986,325	$2,134,002

(1)	Substantially all relates to United States results.

(2)	Substantially all relates to United Kingdom results.
Consolidated net revenues exclusive of Jefferies principally relate to the United States for 2015, 2014 and 2013.
Net realized securities gains for Corporate and other aggregated $63.0 million, $30.4 million and $16.0 million during 2015, 2014 and 2013, respectively.  In 2013, All other includes realized security gains of $227.6 million related to the sale of Inmet.
Interest expense classified as a component of Net revenues relates to Jefferies.  For the years ended December 31, 2015, 2014 and 2013, interest expense classified as a component of Expenses was primarily comprised of National Beef ($16.0 million, $14.5 million and $12.3 million, respectively) and parent company interest ($85.9 million, $98.1 million and $72.2 million, respectively).

Note 32.  Exit Costs

Jefferies Bache.  On April 9, 2015, Jefferies entered into an agreement with Société Générale S.A. (the "Agreement") to transfer certain client exchange and over-the-counter transactions associated with Jefferies futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the Agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  In addition, Jefferies initiated a plan to substantially exit the remaining aspects of its futures business. At December 31, 2015, Jefferies has transferred all of its client accounts to Société Générale S.A. and other brokers. Jefferies substantially completed the exit of the Bache business during its third quarter of 2015.

In addition, Jefferies terminated its $750.0 million credit facility on July 31, 2015. During the year ended December 31, 2015, Jefferies recognized costs of $3.8 million related to the Credit Facility.

During the year ended December 31, 2015, Jefferies recorded restructuring and impairment costs as follows (in thousands):

Severance costs	$30,327
Accelerated amortization of restricted stock and restricted cash awards	7,922
Accelerated amortization of capitalized software	19,745
Contract termination costs	11,247
Selling, general and other expenses	3,853
Total	$73,094

Of the above costs, $28.7 million for the year ended December 31, 2015 are of a non-cash nature.

Severance costs and amortization of restricted stock and restricted cash awards are recorded as Compensation and benefits, amortization of capitalized software is recorded as Depreciation and amortization and contract termination costs are recorded as Selling, general and other expenses on the Consolidated Statements of Operations for the year ended December 31, 2015.

Jefferies expects to incur approximately an additional $3.1 million of restructuring and exit costs in 2016 in connection with its exit activities comprised of severance and related benefits, including additional amortization for restricted stock and restricted cash awards, contract termination costs and additional amortization of capitalized software.

The following summarizes Jefferies restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Impairments	Total
Balance at March 31, 2015	$—	$—	$—	$—
Expenses	30,327	2,774	11,247	44,348	$7,922	$19,745	1,079	$73,094
Payments	(25,522)	(2,774)	(11,247)	(39,543)
Liability at December 31, 2015	$4,805	$—	$—	$4,805

Note 33.  Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2015
Net revenues	$3,184,683	$2,839,463	$2,366,096	$2,496,216
Income (loss) from continuing operations	$374,429	$15,034	$(181,912)	$39,038
Income from discontinued operations, net of taxes	$—	$—	$429	$—
Gain on disposal of discontinued operations, net of taxes	$—	$—	$1,300	$3,793
Net loss attributable to the noncontrolling interest	$234	$356	$1,238	$3,168
Net loss attributable to the redeemable noncontrolling interests	$7,112	$2,031	$6,788	$10,612
Preferred stock dividends	$(1,016)	$(1,015)	$(1,016)	$(1,016)
Net income (loss) attributable to Leucadia National Corporation common shareholders	$380,759	$16,406	$(173,173)	$55,595

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$1.00	$0.04	$(0.47)	$0.14
Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	0.01
Net income (loss)	$1.00	$0.04	$(0.47)	$0.15
Number of shares used in calculation	373,541	373,654	372,547	369,840

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$0.99	$0.04	$(0.47)	$0.14
Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	0.01
Net income (loss)	$0.99	$0.04	$(0.47)	$0.15
Number of shares used in calculation	377,713	373,662	372,547	369,840

2014
Net revenues	$2,942,524	$2,851,963	$3,003,643	$2,688,355
Income (loss) from continuing operations	$100,846	$70,190	$58,253	$(14,038)
Income (loss) from discontinued operations, net of taxes	$(8,909)	$(4,240)	$(5,676)	$932
Gain (loss) on disposal of discontinued operations, net of taxes	$—	$500	$7,685	$(6,518)
Net (income) loss attributable to the noncontrolling interest	$(2,537)	$912	$1,058	$1,294
Net (income) loss attributable to the redeemable noncontrolling interests	$5,932	$(1,273)	$(5,625)	$9,582
Preferred stock dividends	$(1,016)	$(1,015)	$(1,016)	$(1,015)
Net income (loss) attributable to Leucadia National Corporation common shareholders	$94,316	$65,074	$54,679	$(9,763)

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$0.27	$0.18	$0.14	$(0.01)
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.02)	—
Gain (loss) on disposal of discontinued operations	—	—	0.02	(0.02)
Net income (loss)	$0.25	$0.17	$0.14	$(0.03)
Number of shares used in calculation	368,487	371,979	373,347	373,617

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$0.27	$0.18	$0.14	$(0.01)
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.02)	—
Gain (loss) on disposal of discontinued operations	—	—	0.02	(0.02)
Net income (loss)	$0.25	$0.17	$0.14	$(0.03)
Number of shares used in calculation	377,348	373,179	373,375	373,617
In 2015 and 2014, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Jefferies Group LLC

In our opinion, the accompanying consolidated statements of financial condition as of November 30, 2015 and 2014 and the related consolidated statements of earnings, of comprehensive income, of changes in equity, and of cash flows for the years ended November 30, 2015 and 2014, and the nine months ended November 30, 2013 present fairly, in all material respects, the financial position of Jefferies Group LLC and its subsidiaries (Successor Company) at November 2015 and 2014, and the results of their operations and their cash flows for the year ended November 2015 and 2014 and the nine months ended November 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
January 29, 2016

JEF - 1

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
/s/ PricewaterhouseCoopers LLP
New York, New York
January 29, 2016

JEF - 2

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30, 2015	November 30, 2014
ASSETS
Cash and cash equivalents ($669 and $178 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	$3,510,163	$4,079,968
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	751,084	3,444,674
Financial instruments owned, at fair value, (including securities pledged of $12,207,123 and $14,794,488 at November 30, 2015 and November 30, 2014, respectively; and $68,679 and $62,990 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	16,559,116	18,636,612
Investments in managed funds	85,775	74,365
Loans to and investments in related parties	825,908	773,141
Securities borrowed	6,975,136	6,853,103
Securities purchased under agreements to resell	3,857,306	3,926,858
Securities received as collateral	—	5,418
Receivables:
Brokers, dealers and clearing organizations	1,574,759	2,164,006
Customers	1,191,316	1,250,520
Fees, interest and other ($329 and $363 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	260,924	262,437
Premises and equipment	243,486	251,957
Goodwill	1,656,588	1,662,636
Other assets	1,073,581	1,131,953
Total assets	$38,565,142	$44,517,648
LIABILITIES AND EQUITY
Short-term borrowings	$310,659	$12,000
Financial instruments sold, not yet purchased, at fair value	6,785,064	8,881,268
Collateralized financings:
Securities loaned	2,979,300	2,598,487
Securities sold under agreements to repurchase	10,004,428	10,672,157
Other secured financings ($762,909 and $597,999 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	762,909	605,824
Obligation to return securities received as collateral	—	5,418
Payables:
Brokers, dealers and clearing organizations	2,742,001	2,280,103
Customers	2,780,493	6,241,965
Accrued expenses and other liabilities ($859 and $589 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	1,049,019	1,273,378
Long-term debt	5,641,892	6,483,617
Total liabilities	33,055,765	39,054,217
EQUITY
Member’s paid-in capital	5,526,855	5,439,256
Accumulated other comprehensive loss:
Currency translation adjustments	(36,811)	(9,654)
Additional minimum pension liability	(8,135)	(5,019)
Total accumulated other comprehensive loss	(44,946)	(14,673)
Total member’s equity	5,481,909	5,424,583
Noncontrolling interests	27,468	38,848
Total equity	5,509,377	5,463,431
Total liabilities and equity	$38,565,142	$44,517,648
See accompanying notes to consolidated financial statements.

JEF - 3

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Revenues:
Commissions and other fees	$659,002	$668,801	$472,596	$146,240
Principal transactions	172,608	532,292	399,091	300,278
Investment banking	1,439,007	1,529,274	1,003,517	288,278
Asset management fees and investment income from managed funds	8,015	17,047	36,093	10,883
Interest	922,189	1,019,970	714,248	249,277
Other	74,074	78,881	94,195	27,004
Total revenues	3,274,895	3,846,265	2,719,740	1,021,960
Interest expense	799,654	856,127	579,059	203,416
Net revenues	2,475,241	2,990,138	2,140,681	818,544
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	—	3,368	10,961
Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,475,241	2,990,138	2,137,313	807,583
Non-interest expenses:
Compensation and benefits	1,467,131	1,698,530	1,213,908	474,217
Non-compensation expenses:
Floor brokerage and clearing fees	199,780	215,329	150,774	46,155
Technology and communications	313,044	268,212	193,683	59,878
Occupancy and equipment rental	101,138	107,767	86,701	24,309
Business development	105,963	106,984	63,115	24,927
Professional services	103,972	109,601	72,802	24,135
Bad debt provision	(396)	55,355	179	1,945
Goodwill impairment	—	54,000	—	—
Other	70,382	71,339	91,856	12,530
Total non-compensation expenses	893,883	988,587	659,110	193,879
Total non-interest expenses	2,361,014	2,687,117	1,873,018	668,096
Earnings before income taxes	114,227	303,021	264,295	139,487
Income tax expense	18,898	142,061	94,686	48,645
Net earnings	95,329	160,960	169,609	90,842
Net earnings attributable to noncontrolling interests	1,795	3,400	8,418	10,704
Net earnings attributable to Jefferies Group LLC/ common stockholders	$93,534	$157,560	$161,191	$80,138
Earnings per common share:
Basic	N/A	N/A	N/A	$0.35
Diluted	N/A	N/A	N/A	$0.35
Dividends declared per common share	N/A	N/A	N/A	$0.075
Weighted average common shares:
Basic	N/A	N/A	N/A	213,732
Diluted	N/A	N/A	N/A	217,844
See accompanying notes to consolidated financial statements.

JEF - 4

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Net earnings	$95,329	$160,960	$169,609	$90,842
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(27,157)	(30,995)	21,341	(10,018)
Minimum pension liability adjustments, net of tax (1)	(3,116)	(7,778)	2,759	—
Total other comprehensive income (loss), net of tax (2)	(30,273)	(38,773)	24,100	(10,018)
Comprehensive income	65,056	122,187	193,709	80,824
Net earnings attributable to noncontrolling interests	1,795	3,400	8,418	10,704
Comprehensive income attributable to Jefferies Group LLC/ common stockholders	$63,261	$118,787	$185,291	$70,120

(1)
Includes income tax benefit of $4.2 million, $0.5 million, $2.5 million and $0.0 for the years ended November 30, 2015 and 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013, respectively.

(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEF - 5

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Common stock, par value $0.0001 per share:
Balance, beginning of period	$—	$—	$—	$20
Issued	—	—	—	1
Balance, end of period	$—	$—	$—	$21
Member’s paid-in capital:
Balance, beginning of period	$5,439,256	$5,280,420	$4,754,101	$—
Contributions	—	—	362,255	—
Net earnings attributable to Jefferies Group LLC	93,534	157,560	161,191	—
Tax benefit (detriment) for issuance of share-based awards	(5,935)	1,276	2,873	—
Balance, end of period	$5,526,855	$5,439,256	$5,280,420	$—
Additional paid-in capital:
Balance, beginning of period	$—	$—	$—	$2,219,959
Benefit plan share activity (1)	—	—	—	3,138
Share-based expense, net of forfeitures and clawbacks	—	—	—	22,288
Proceeds from exercise of stock options	—	—	—	57
Acquisitions and contingent consideration	—	—	—	2,535
Tax deficiency for issuance of share-based awards	—	—	—	(17,965)
Dividend equivalents on share-based plans	—	—	—	1,418
Balance, end of period	$—	$—	$—	$2,231,430
Retained earnings:
Balance, beginning of period	$—	$—	$—	$1,281,855
Net earnings to common stockholders	—	—	—	80,138
Dividends	—	—	—	(17,217)
Balance, end of period	$—	$—	$—	$1,344,776
Accumulated other comprehensive income (loss) (2) (3):
Balance, beginning of period	$(14,673)	$24,100	$—	$(53,137)
Currency adjustments	(27,157)	(30,995)	21,341	(10,018)
Pension adjustments, net of tax	(3,116)	(7,778)	2,759	—
Balance, end of period	$(44,946)	$(14,673)	$24,100	$(63,155)
Treasury stock, at cost:
Balance, beginning of period	$—	$—	$—	$(12,682)
Purchases	—	—	—	(166,541)
Returns / forfeitures	—	—	—	(1,922)
Balance, end of period	$—	$—	$—	$(181,145)
Total member’s / common stockholders’ equity	$5,481,909	$5,424,583	$5,304,520	$3,331,927
Noncontrolling interests:
Balance, beginning of period	$38,848	$117,154	$356,180	$346,738
Net earnings attributable to noncontrolling interests	1,795	3,400	8,418	10,704
Contributions	—	39,075	100,210	—
Distributions	(4,982)	—	(25)	(1,262)
Redemptions	—	—	(347,629)	—
Deconsolidation of asset management company	(8,193)	(120,781)	—	—
Balance, end of period	$27,468	$38,848	$117,154	$356,180
Total equity	$5,509,377	$5,463,431	$5,421,674	$3,688,107

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors' Plan.

(2)
The components of other comprehensive income (loss) are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(3)
There were no material reclassifications out of Accumulated other comprehensive income during the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013.

See accompanying notes to consolidated financial statements.

JEF - 6

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Cash flows from operating activities:
Net earnings	$95,329	$160,960	$169,609	$90,842
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	15,236	691	(2,509)	17,393
Goodwill impairment	—	54,000	—	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	—	3,368	10,961
Accruals related to various benefit plans and stock issuances, net of forfeiture	—	—	—	23,505
Deferred income taxes	88,796	122,195	31,284	30,835
Income on loans to and investments in related parties	(75,717)	(90,243)	(92,181)	—
Distributions received on investments in related parties	76,681	53,985	37,742	—
Other adjustments	(97,804)	(78,064)	(14,740)	(1,154)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,691,028	166,108	113,754	352,891
Receivables:
Brokers, dealers and clearing organizations	576,832	11,872	506,774	(1,225,840)
Customers	57,837	(294,412)	(170,286)	67,626
Fees, interest and other	541	(12,062)	(29,388)	(29,149)
Securities borrowed	(127,060)	(1,497,438)	(41,678)	(224,557)
Financial instruments owned	2,003,978	(2,243,053)	(200,974)	229,394
Loans to and investments in related parties	—	—	—	(197,166)
Investments in managed funds	15,498	13,473	2,674	(2,213)
Securities purchased under agreements to resell	53,817	(200,568)	(156,197)	(224,418)
Other assets	(63,110)	(146,114)	47,296	(5,346)
Payables:
Brokers, dealers and clearing organizations	471,661	968,615	(532,255)	(1,018,241)
Customers	(3,455,080)	1,089,423	(224,772)	(124,233)
Securities loaned	385,929	95,607	600,539	(28,138)
Financial instruments sold, not yet purchased	(2,043,319)	1,832,930	(2,511,777)	2,327,667
Securities sold under agreements to repurchase	(650,795)	(84,303)	2,794,412	(197,493)
Accrued expenses and other liabilities	(230,370)	69,459	414,515	(267,336)
Net cash (used in) provided by operating activities	(210,092)	(6,939)	745,210	(394,170)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,438,675)	(2,786,394)	(2,241,232)	—
Distributions from loans to and investments in related parties	1,384,944	2,751,384	2,360,691	—
Net payments on premises and equipment	(68,813)	(110,536)	(48,534)	(10,706)
Cash disposed in connection with disposal of reporting units, net of cash received	—	—	(4,939)	—
Deconsolidation of asset management entity	(16,512)	(137,856)	—	—
Cash received from contingent consideration	4,444	6,253	3,796	1,203
Net cash (used in) provided by investing activities	(134,612)	(277,149)	69,782	(9,503)

JEF - 7

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$749	$1,921	$3,054	$5,682
Proceeds from short-term borrowings	17,263,217	18,965,163	13,623,650	6,744,000
Payments on short-term borrowings	(16,964,558)	(18,965,163)	(13,711,650)	(6,794,000)
Proceeds from secured credit facility	903,000	2,819,000	920,000	900,000
Payments on secured credit facility	(1,073,000)	(2,849,000)	(980,000)	(990,007)
Net proceeds from other secured financings	157,085	371,113	114,711	60,000
Net proceeds from issuance of senior notes, net of issuance costs	—	681,222	—	991,469
Repayment of long-term debt	(500,000)	(250,000)	—	—
Proceeds from contributions of noncontrolling interests	—	39,075	100,210	—
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	—	—	(64)	(61)
Payments on repurchase of common stock	—	—	—	(166,541)
Payments on dividends	—	—	—	(15,799)
Proceeds from exercise of stock options, not including tax benefits	—	—	—	57
Payments on distributions to noncontrolling interests	(4,982)	—	(347,654)	(1,262)
Net cash (used in) provided by financing activities	(218,489)	813,331	(277,743)	733,538
Effect of changes in exchange rates on cash and cash equivalents	(6,612)	(10,394)	5,912	(4,502)
Net (decrease) increase in cash and cash equivalents	(569,805)	518,849	543,161	325,363
Cash and cash equivalents at beginning of period	4,079,968	3,561,119	3,017,958	2,692,595
Cash and cash equivalents at end of period	$3,510,163	$4,079,968	$3,561,119	$3,017,958

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$859,815	$922,194	$638,657	$178,836
Income taxes, net	(683)	120,703	55,251	(34,054)

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

JEF - 8

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEF - 9

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Derivative Products, LLC, Jefferies Financial Products, LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer), with Jefferies as the surviving entity. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our futures business. At November 30, 2015, we have transferred all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during fiscal 2015. For further information on the exit of the Bache business, refer to Note 24, Exit Costs.
On March 1, 2013, Jefferies Group LLC, through a series of transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are convertible into Leucadia common shares (see Note 13, Long-Term Debt, for further details). Jefferies Group LLC operates as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries, retains a credit rating separate from Leucadia and is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia.
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

JEF - 10

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions and Other Fees. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Earnings. The commissions and related expenses on client transactions executed by Jefferies, a futures commission merchant (“FCM”), are recorded on a half-turn basis. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.
Principal Transactions. Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis. Fees received on loans carried at fair value are also recorded within Principal transaction revenues.
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

JEF - 11

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies as an FCM is obligated by rules mandated by the Commodity Futures Trading Commission ("CFTC") under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. During October 2015, Jefferies ceased being a full service FCM. As a result, Jefferies no longer carries customer or proprietary accounts or holds any customer monies or funds. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.
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

JEF - 12

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

JEF - 13

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
Third Party Pricing Information. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the external data providers’ valuation methodologies. For corporate, U.S. government and agency and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is thus not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing services use a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.
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
Investments in Managed Funds
Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value ("NAV") of the funds provided by the fund managers with gains

JEF - 14

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

or losses included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.

Loans to and Investments in Related Parties
Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 10, Investments, and Note 23, Related Party Transactions, for additional information regarding certain of these investments.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest income and Interest expense on our Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis by counterparty, where permitted by U.S. GAAP. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
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
At November 30, 2015 and November 30, 2014, furniture, fixtures and equipment, including amounts under capital leases, amounted to $365.8 million and $351.1 million, respectively, and leasehold improvements amounted to $190.5 million and $156.9 million, respectively. Accumulated depreciation and amortization was $312.8 million and $256.0 million at November 30, 2015 and November 30, 2014, respectively.
Depreciation and amortization expense amounted to $78.7 million for the year ended November 30, 2015, $58.0 million for the year ended November 30, 2014, $38.8 million for the nine months ended November 30, 2013 and $12.9 million for the three months ended February 28, 2013, respectively.

Goodwill and Intangible Assets

JEF - 15

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the reporting unit's goodwill.
The fair value of reporting units are based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.
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
Refer to Note 11, Goodwill and Other Intangible Assets, for further information.
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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting, the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax basis of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the basis differences. We provide deferred taxes on our temporary differences and on any carryforwards that we could claim on our

JEF - 16

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

hypothetical tax return. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected separate return results.

The tax benefit related to Leucadia dividends and dividend equivalents paid on non-vested share-based awards are recognized as an increase to Additional paid-in capital. These amounts, and other windfall tax effects, are included in “Tax benefit (detriment) for issuance of share-based awards” on the Consolidated Statements of Changes in Equity. In the event tax benefits associated with share-based awards are less than the cumulative compensation cost recognized for financial reporting purposes, we look to Leucadia’s consolidated pool of windfall tax benefits in the calculation of our income tax provision. Once Leucadia's consolidated pool of windfall tax benefits has been depleted, these tax benefits will be recognized in our Consolidated Statements of Earnings.
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
We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At November 30, 2015, we have reserved approximately $0.5 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.
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
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of

JEF - 17

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statements of Earnings.
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
Prior to the Leucadia Transaction, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor period, basic earnings per share (“EPS”) was computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. For Predecessor periods, diluted EPS was computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. Restricted stock and Restricted stock units (“RSUs”) granted as part of our share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, Basic and Diluted earnings per share were calculated under the two-class method.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods

Financial Instruments. In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our Consolidated Statements of Financial Condition.
Consolidation. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. We adopted this guidance in the first quarter of fiscal 2016. The adoption of this amendment did not have a material impact on our consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) and in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced

JEF - 18

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

disclosures. We intend to adopt the new guidance on December 1, 2017 and are currently evaluating the impact of the new guidance on our consolidated financial statements.

Adopted Accounting Standards
Repurchase Agreements. In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changed the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This accounting change was effective in the second quarter of fiscal 2015. The guidance also required new disclosures about certain transfers of financial assets accounted for as sales as well as increased transparency about the types of collateral pledged and remaining maturity of repurchase and securities lending agreements. The disclosure guidance related to certain transactions accounted for as sales was effective prospectively in the second quarter of fiscal 2015. The disclosure guidance related to the types of collateral pledged and remaining maturity of repurchase and securities lending agreements was effective prospectively in the third quarter of fiscal 2015. This guidance did not have a material effect on our consolidated financial statements and we have provided the additional disclosures in our consolidated financial statements.
Investments in Certain Entities That Calculate Net Asset Value. In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” ("ASU No. 2015-07"). The guidance removed the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” The guidance also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which we have elected to measure the fair value using that practical expedient. The guidance is effective retrospectively and we early adopted this guidance during the second quarter of fiscal 2015. Since the guidance only impacts our disclosures, adoption did not affect our consolidated financial statements. The adjustments had the impact of reducing Level 3 assets by $97.1 million at November 30, 2014 and $91.6 million at November 30, 2013. For further information on the adoption of ASU No. 2015-07, refer to Note 5, Fair Value Disclosures.
Discontinued Operations. In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance was effective beginning in the first quarter of 2015. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
Income Taxes. In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2013, and is applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this update, effective December 1, 2014, did not have a material effect on our consolidated financial statements.

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

JEF - 19

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
In connection with the Leucadia Transaction, we recognized $11.5 million and $2.1 million in transaction costs during the nine months ended November 30, 2013 and three months ended February 28, 2013, respectively.
The summary computation of the purchase price and the fair values assigned to the assets and liabilities are presented as follows (in thousands, except share amounts):

Purchase Price:
Jefferies common stock outstanding	205,368,031
Less: Jefferies common stock owned by Leucadia	(58,006,024)
Jefferies common stock acquired by Leucadia	147,362,007
Exchange ratio	0.81
Leucadia’s shares issued (excluding for Jefferies shares held by Leucadia)	119,363,226
Less: restricted shares issued for share-based payment awards (1)	(6,894,856)
Leucadia’s shares issued, excluding share-based payment awards	112,468,370
Closing price of Leucadia’s common stock (2)	$26.90
Fair value of common shares acquired by Leucadia	$3,025,399
Fair value of 3.25% cumulative convertible preferred shares (3)	125,000
Fair value of shares-based payment awards (4)	343,811
Fair value of Jefferies shares owned by Leucadia (5)	1,259,891
Total purchase price	$4,754,101

(1)	Represents shares of restricted stock included in Jefferies common stock outstanding that contained a future service requirement at March 1, 2013.

(2)
The value of the shares of common stock exchanged with Jefferies shareholders was based upon the closing price of Leucadia’s common stock at February 28, 2013, the last trading day prior to the date of acquisition.

(3)	Represents Leucadia’s 3.25% Cumulative Convertible Preferred Shares issued in exchange for Jefferies Group, Inc.’s 3.25% Series A-1 Convertible Cumulative Preferred Stock.

(4)
The fair value of share-based payment awards is calculated in accordance with Accounting Standards Codification 718, Compensation – Stock Compensation. Share-based payment awards attributable to pre-combination service are included as part of the total purchase price. Share-based payment awards attributable to pre-combination service is estimated based on the ratio of the pre-combination service performed to the original service period of the award.

(5)	The fair value of Jefferies shares owned by Leucadia was based upon a price of $21.72, the closing price of Jefferies common stock at February 28, 2013.

JEF - 20

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Assets acquired:
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (1)	15,551
Finite-lived intangible customer relationships (1)	136,002
Finite-lived trade name (1)	131,299
Other assets	939,600
Total assets	$38,036,242
Liabilities assumed:
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obligation to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	793,843
Long-term debt	6,362,024
Mandatorily redeemable preferred interests	358,951
Total liabilities	$34,646,341
Noncontrolling interests	$356,180
Fair value of net assets acquired, excluding goodwill	$3,033,721
Goodwill	$1,720,380

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.
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

JEF - 21

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5. Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $36.7 million and $42.2 million at November 30, 2015 and November 30, 2014, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2015
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,853,351	$133,732	$40,906	$—	$2,027,989
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
Collateralized debt obligations	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	1,037	4,395,704	19,785	(4,165,446)	251,080
Investments at fair value	—	26,224	53,120	—	79,344
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,660,772	$14,485,354	$541,702	$(4,165,446)	$16,522,382
Cash and cash equivalents	$3,510,163	$—	$—	$—	$3,510,163
Cash and securities segregated and on deposit for regulatory purposes	$751,084	$—	$—	$—	$751,084

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,382,377	$36,518	$38	$—	$1,418,933
Corporate debt securities	—	1,556,941	—	—	1,556,941
U.S. government and federal agency securities	1,488,121	—	—	—	1,488,121
Sovereign obligations	837,614	505,382	—	—	1,342,996
Residential mortgage-backed securities	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,446,639	19,543	(4,257,998)	208,548
Total financial instruments sold, not yet purchased	$3,708,476	$7,304,536	$30,050	$(4,257,998)	$6,785,064
Other secured financings	$—	$—	$544	$—	$544

(1)	There were no material transfers between Level 1 and Level 2 for the year ended November 30, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEF - 22

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2014
	Level 1 (1)	Level 2 (1)	Level 3		Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,178,837	$226,441	$20,964		$—	$2,426,242
Corporate debt securities	—	3,342,276	22,766	(4)	—	3,365,042
Collateralized debt obligations	—	306,218	124,650	(4)	—	430,868
U.S. government and federal agency securities	2,694,268	81,273	—		—	2,775,541
Municipal securities	—	590,849	—		—	590,849
Sovereign obligations	1,968,747	790,764	—		—	2,759,511
Residential mortgage-backed securities	—	2,879,954	82,557		—	2,962,511
Commercial mortgage-backed securities	—	966,651	26,655		—	993,306
Other asset-backed securities	—	137,387	2,294		—	139,681
Loans and other receivables	—	1,458,760	97,258		—	1,556,018
Derivatives	65,145	5,046,278	54,190		(4,759,345)	406,268
Investments at fair value	—	73,148	53,224		—	126,372
Physical commodities	—	62,234	—		—	62,234
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,906,997	$15,962,233	$484,558		$(4,759,345)	$18,594,443
Cash and cash equivalents	$4,079,968	$—	$—		$—	$4,079,968
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,444,674	$—	$—		$—	$3,444,674
Securities received as collateral	$5,418	$—	$—		$—	$5,418
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,911,145	$74,681	$38		$—	$1,985,864
Corporate debt securities	—	1,611,994	223		—	1,612,217
Collateralized debt obligations	—	4,557	—		—	4,557
U.S. government and federal agency securities	2,253,055	—	—		—	2,253,055
Sovereign obligations	1,217,075	574,010	—		—	1,791,085
Loans	—	856,525	14,450		—	870,975
Derivatives	52,778	5,117,803	49,552		(4,856,618)	363,515
Total financial instruments sold, not yet purchased	$5,434,053	$8,239,570	$64,263		$(4,856,618)	$8,881,268
Obligation to return securities received as collateral	$5,418	$—	$—		$—	$5,418
Other secured financings	$—	$—	$30,825		$—	$30,825
Embedded conversion option	$—	$—	$693		$—	$693

(1)
At December 1, 2013, equity options presented within Financial instruments owned and Financial instruments sold, not yet purchased of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $453.7 million and CFTC approved money market funds with a fair value of $545.0 million.

(4)
Level 3 Collateralized debt obligations increased by $33.2 million with a corresponding decrease in Level 3 Corporate debt securities from those previously reported to correct for the classification of certain positions. The total amount of Level 3 assets remained unchanged.

JEF - 23

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Collateralized Debt Obligations
Collateralized debt obligations are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including but not limited to collateral type, tranche type, rating, origination year, prepayment rates, default rates, and severities.
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

JEF - 24

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

JEF - 25

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Asset-Backed Securities
Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services and broker quotes and prices observed for recently executed market transactions.
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

JEF - 26

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
Physical Commodities
Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy. To facilitate the trading in precious metals we undertake leasing of such precious metals. The fees earned or paid for such leases are recorded as Principal transaction revenues in the Consolidated Statements of Earnings.
Investments at Fair Value and Investments in Managed Funds
Investments at fair value based on NAV and Investments in Managed Funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at the net asset value of the funds provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	November 30, 2015
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$78,083	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Convertible Bond Funds (6)	326	—	At Will
Total	$122,510	$20,885

	November 30, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$44,983	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)(7)	2,704	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will
Total	$116,581	$26,117

JEF - 27

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors. At November 30, 2015 and November 30, 2014, investments representing approximately 100% and 99%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At November 30, 2015 and November 30, 2014, the underlying assets of 8% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds. At November 30, 2015 and November 30, 2014, approximately 95% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in the next twelve months. For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At November 30, 2015 and November 30, 2014, approximately 100% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

(6)
This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(7)
Fixed income and high yield hedge funds was revised by $2.5 million from that previously reported due to the inclusion of a fixed income fund, which has the characteristics of an investment company that is included in Investments at fair value within Financial instruments owned in the Consolidated Statement of Financial Condition. The total amount of Investments at fair value remained unchanged.

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets. In addition, at November 30, 2015 and November 30, 2014, Other secured financings includes $0.0 and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.
Embedded Conversion Option
The embedded conversion option presented within long-term debt represents the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and categorized as Level 3 within the fair value hierarchy. The conversion option was valued using a convertible bond model using as inputs the price of Leucadia's common stock, the conversion strike price, 252-day historical volatility, a maturity date of November 1, 2017 (the first put date), dividend yield and the risk-free interest rate curve.

JEF - 28

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2015 (in thousands):

	Successor
	Year Ended November 30, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2015	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$11,154	$21,385	$(6,391)	$—	$—	$(6,206)	$40,906	$11,424
Corporate debt securities	22,766	(11,013)	21,534	(14,636)	—	—	7,225	25,876	(9,443)
Collateralized debt obligations	124,650	(66,332)	104,998	(107,381)	(5,754)	—	34,911	85,092	(48,514)
Municipal securities	—	10	—	—	(21,551)	—	21,541	—	—
Sovereign obligations	—	47	1,032	(1,031)	—	—	72	120	39
Residential mortgage-backed securities	82,557	(12,951)	18,961	(31,762)	(597)	—	14,055	70,263	(4,498)
Commercial mortgage-backed securities	26,655	(3,813)	3,480	(10,146)	(6,861)	—	5,011	14,326	(3,205)
Other asset-backed securities	2,294	(990)	42,922	(1,299)	(2)	—	—	42,925	(254)
Loans and other receivables	97,258	(14,755)	792,345	(576,536)	(124,365)	—	15,342	189,289	(16,802)
Investments, at fair value	53,224	64,380	5,510	(124,852)	(4,093)	—	58,951	53,120	(388)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	(110)	(6,804)	6,691	—	—	—	—	—
Net derivatives (2)	(4,638)	(7,310)	(6,705)	13,522	37	2,437	2,415	(242)	4,754
Loans	14,450	(163)	(2,059)	229	—	—	(1,988)	10,469	104
Other secured financings	30,825	—	—	—	(15,704)	36,995	(51,572)	544	—
Embedded conversion option	693	(693)	—	—	—	—	—	—	693

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2015
During the year ended November 30, 2015, transfers of assets of $236.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

JEF - 29

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
Collateralized debt obligations of $69.8 million, non-agency residential mortgage-backed securities of $30.4 million, commercial mortgage-backed securities of $11.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Municipal securities of $21.5 million and loans and other receivables of $20.1 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Investments at fair value of $74.7 million and corporate debt securities of $7.4 million due to a lack of observable market transactions.
During the year ended November 30, 2015, transfers of assets of $85.8 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $16.3 million and commercial mortgage-backed securities of $6.3 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $34.9 million and loans and other receivables of $4.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $15.8 million due to an increase in observable market transactions;

•	Corporate equity securities of $7.7 million due to an increase in observable market transactions.
During the year ended November 30, 2015, there were $51.6 million transfers of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net losses on Level 3 assets were $34.3 million and net gains on Level 3 net liabilities were $8.3 million for the year ended November 30, 2015. Net losses on Level 3 assets were primarily due to a decrease in valuation of certain collateralized debt obligations, certain loans and other receivables and residential and commercial mortgage-backed securities, partially offset by increased valuations of certain investments at fair value and corporate equity securities. Net gains on Level 3 net liabilities were primarily due to decreased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2014 (in thousands):

JEF - 30

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor
	Year Ended November 30, 2014
	Balance at November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2014	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$957	$18,138	$(12,826)	$—	$—	$4,811	$20,964	$2,324
Corporate debt securities	25,666	6,629	38,316	(40,328)	—	—	(7,517)	22,766	8,982
Collateralized debt obligations	37,216	(6,386)	204,337	(181,757)	(1,297)	—	72,537	124,650	(1,141)
U.S. government and federal agency securities	—	13	2,505	(2,518)	—	—	—	—	—
Residential mortgage-backed securities	105,492	(9,870)	42,632	(61,689)	(1,847)	—	7,839	82,557	(4,679)
Commercial mortgage-backed securities	17,568	(4,237)	49,159	(51,360)	(782)	—	16,307	26,655	(2,384)
Other asset-backed securities	12,611	1,784	4,987	(18,002)	—	—	914	2,294	1,484
Loans and other receivables	145,890	(31,311)	130,169	(92,140)	(60,390)	—	5,040	97,258	(26,864)
Investments at fair value	66,931	13,781	32,493	(43,286)	(1,243)	—	(15,452)	53,224	(1,876)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(149)	(565)	960	—	—	(23)	223	(8)
Net derivatives (2)	6,905	15,055	(24,682)	1,094	322	—	(3,332)	(4,638)	(15,615)
Loans	22,462	—	(18,332)	11,338	—	—	(1,018)	14,450	—
Other secured financings	8,711	—	—	—	(17,525)	39,639	—	30,825	—
Embedded conversion option	9,574	(8,881)	—	—	—	—	—	693	8,881

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2014
During the year ended November 30, 2014, transfers of assets of $139.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $30.3 million and commercial mortgage-backed securities of $16.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.5 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

JEF - 31

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Collateralized debt obligations of $73.0 million which have little to no transparency related to trade activity.

•	Corporate equity securities of $9.7 million due to a lack of observable market transactions.
During the year ended November 30, 2014, transfers of assets of $54.6 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $22.4 million for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $3.5 million and investments at fair value of $15.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million and corporate debt securities of $7.5 million due to an increase in observable market transactions.

During the year ended November 30, 2014, there were transfers of loan liabilities of $1.0 million from Level 3 to Level 2 and $3.3 million of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in valuing of derivative contracts, respectively.

Net losses on Level 3 assets were $28.6 million and net losses on Level 3 liabilities were $6.0 million for the year ended November 30, 2014. Net losses on Level 3 assets were primarily due to a decrease in valuation of certain loans and other receivables and residential and commercial mortgage-backed securities, partially offset by increased valuations of certain investments at fair value, certain corporate debt securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives, partially offset by decreased valuations of the embedded conversion option.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended November 30, 2013 (in thousands):

JEF - 32

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor
	Nine Months Ended November 30, 2013
	Balance at February 28, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2013	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$—	$—	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	—	—	(589)	25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	—	—	2,226	37,216	(8,384)
Residential mortgage-backed securities	169,426	(4,897)	89,792	(150,807)	(11,007)	—	12,985	105,492	(6,932)
Commercial mortgage-backed securities	17,794	(4,469)	20,130	(13,538)	(100)	—	(2,249)	17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	—	—	15,274	12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	—	(825)	145,890	13,402
Investments, at fair value	39,693	(1,317)	28,515	(102)	(875)	—	1,017	66,931	(1,290)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	1,542	(1,542)	—	—	—	—	—	—	—
Net derivatives (2)	11,185	4,408	—	(300)	(8,515)	—	127	6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	—	—	22,462	(2,970)
Other secured financings	—	—	—	—	—	8,711	—	8,711	—
Embedded conversion option (3)	16,488	(6,914)	—	—	—	—	—	9,574	6,914

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

(3)	The embedded conversion option of $16.5 million is at March 1, 2013, upon completion of the Leucadia Transaction (See Note 13.)

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended November 30, 2013

During the nine months ended November 30, 2013, transfers of assets of $82.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $58.8 million, and other asset-backed securities of $16.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

JEF - 33

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Loans and other receivables of $0.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $2.3 million, corporate debt securities of $0.2 million and investments at fair value of $1.0 million due to a lack of observable market transactions.

•	Collateralized debt obligations of $2.8 million which have little to no transparency in trade activity;

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

•	Collateralized debt obligations of $0.6 million, loans and other receivables of $1.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and corporate debt securities of $0.8 million due to an increase in observable market transactions.

During the nine months ended November 30, 2013, there were no transfers liabilities from Level 2 to Level 3 and $0.1 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuation of certain derivatives contracts.

Net losses on Level 3 assets were $3.4 million and net gains on Level 3 liabilities were $1.1 million for the nine months ended November 30, 2013, respectively. Net losses on Level 3 assets were primarily due to a decrease in valuation of certain corporate debt securities, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities, partially offset by increased valuations of certain corporate equity securities and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuation of the embedded conversion option, partially offset by increased valuations of certain derivative instruments and loan positions.

JEF - 34

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (1)
	Balance at November 30, 2012	Total gains/ losses (realized and unrealized) (2)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance at February 28, 2013	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2013 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$—	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	—	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,584	4,406	(17,374)	—	2,865	24,736	(1,165)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	90	1,627	(1,342)	(19)	(178)	1,292	39
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	48,879	(756)	5,000	(4,656)	(7,676)	(1,098)	39,693	(473)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	—	25	(73,846)	75,363	—	—	1,542	(19)
Net derivatives (3)	9,188	2,648	—	—	—	(651)	11,185	(2,648)
Loans	1,711	—	(1,711)	7,398	—	—	7,398	—

(1)	There were no issuances during the three months ended February 28, 2013.

(2)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(3)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

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

JEF - 35

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Net gains on Level 3 assets were $13.2 million and net losses on Level 3 liabilities were $2.7 million for the three months ended February 28, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, corporate debt securities, collateralized debt obligations and investments at fair value, partially offset by a decrease in valuation of certain loans and other receivables, commercial mortgage-backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2015 and November 30, 2014
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEF - 36

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5-$102	$19
Corporate debt securities	$20,257
		Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—
Collateralized debt obligations	$49,923	Discounted cash flows
			Constant prepayment rate	5%-20%	13%
			Constant default rate	2%-8%	2%
			Loss severity	25%-90%	52%
			Yield	6%-13%	10%
Residential mortgage-backed securities	$70,263	Discounted cash flows	Constant prepayment rate	0%-50%	13%
			Constant default rate	1%-9%	3%
			Loss severity	25%-70%	39%
			Yield	1%-9%	6%
Commercial mortgage-backed securities	$14,326	Discounted cash flows	Yield	7%-30%	16%
			Cumulative loss rate	2%-63%	23%
Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6%-8%	7%
			Constant default rate	3%-5%	4%
			Loss severity	55%-75%	62%
			Yield	7%-22%	18%
		Over-collateralization	Over-collateralization percentage	117%-125%	118%
Loans and other receivables	$161,470	Comparable pricing	Comparable loan price	$99-$100	$99.7
		Market approach	Discount rate/yield	2%-17%	12%
			EBITDA (a) multiple	10	—
		Scenario analysis	Estimated recovery percentage	6%-100%	83%
Derivatives	19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—
			Transaction level	$9,500,000	—
Unfunded commitments		Comparable pricing	Comparable loan price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7-$92.4	$92.1
Investments at fair value
Private equity securities	$7,693	Market approach	Transaction level	$64	—
			Enterprise value	$5,200,000	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$79-$100	$82.6
		Market approach	Discount rate/yield	3%-10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7-92.4	$92.1
Loans and other receivables	$10,469	Comparable pricing	Comparable loan price	$100	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEF - 37

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—
Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—
Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%
Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%
Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—
Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—
Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%
Derivatives	$54,190
Foreign exchange options		Option Model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—
Investments at fair value	$8,500
Private equity securities		Market approach	Transaction level	$50	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitments		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45bps	—
		Market approach	Yield	5%	—
Loans and other receivables	$14,450	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7
Embedded conversion option	$693	Option valuation model	Historical volatility	19%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2015 and November 30, 2014, asset exclusions consisted of $156.2 million and $137.8 million, respectively, primarily comprised of certain corporate debt and equity securities, investments at fair value, private equity securities, derivative contracts, collateralized debt obligations, sovereign obligations and certain loans and other receivables. At November 30, 2015 and November 30, 2014, liability exclusions consisted of $0.6 million and $0.3 million, respectively of certain corporate debt and equity securities and other secured financings.

JEF - 38

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, loan and unfunded commitments, total return swaps and other secured financings using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan price in isolation would result in a significantly higher (lower) fair value measurement.

•	Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable or unfunded commitment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, commercial mortgage-backed securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Collateralized debt obligations, corporate debt securities, residential and commercial mortgage-backed securities and other asset-backed securities, commodity forwards and unfunded commitments using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

•
Certain other asset-backed securities using an over-collateralization model. A significant increase (decrease) in the over-collateralization percentage would result in a significantly higher (lower) fair value measurement.

•	Derivative foreign exchange and equity options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using a default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.

•	Embedded conversion option using an option valuation model. A significant increase (decrease) in historical volatility would result in a significantly higher (lower) fair value measurement.
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

JEF - 39

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Financial Instruments Owned:
Loans and other receivables	$(17,389)	$(24,785)	$15,327	$3,924
Financial Instruments Sold:
Loans	$(162)	$(585)	$(32)	$—
Loan commitments	7,502	(15,459)	(1,007)	(2,746)
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	November 30, 2015	November 30, 2014
Financial Instruments Owned:
Loans and other receivables (1)	$408,369	$403,119
Loans and other receivables greater than 90 days past due (1)	29,720	5,594
Loans and other receivables on nonaccrual status (1) (2)	54,652	(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include all loans and other receivables greater than 90 days past due.
The aggregate fair value of loans and other receivables that were greater than 90 days past due was $11.3 million and $0.0 at November 30, 2015 and November 30, 2014, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $307.5 million and $274.6 million at November 30, 2015 and November 30, 2014, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets include goodwill and intangible assets. The following table presents those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment during the years ended November 30, 2015 and November 30, 2014 (in thousands):

	Carrying Value at November 30, 2015	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2015
Futures Reporting Unit (1):
Exchange ownership interests (2)	$4,178	$4,178	$—	$1,289

JEF - 40

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Carrying Value at November 30, 2014	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2014
Futures Reporting Unit (1):
Exchange ownership interests (2)	$5,608	$5,608	$—	$178
Goodwill (3)	—	—	—	51,900
Intangible assets (4)	—	—	—	7,534

International Asset Management Reporting Unit (5):
Goodwill (6)	$—	$—	$—	$2,100
Intangible assets (7)	—	—	—	60

(1)
Given management’s decision to pursue strategic alternatives for our Futures business, including possible disposal, as a result of recent operating performance and margin challenges experienced by the business, an impairment analysis of the carrying amounts of goodwill, intangible assets and certain other assets employed directly by the business was performed at November 30, 2015 and November 30, 2014, respectively. (See Note 11, Goodwill and Other Intangible Assets.)

(2)
Exchange memberships, which represent ownership interests in market exchanges on which trading business is conducted, were written down to their fair value during the year ended November 30, 2015 and the year ended November 30, 2014 resulting in impairment losses of $1.3 million and $0.2 million, respectively, recognized in Other expenses. The fair value of these exchange memberships is based on observed quoted sales prices for each individual membership.

(3)
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

(4)
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

(5)
Given management’s decision to liquidate our International Asset Management business, an impairment analysis of the carrying amounts of goodwill, intangible assets and certain other assets employed directly by the business was performed at November 30, 2014. (See Note 11, Goodwill and Other Intangible Assets.)

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

There were no assets measured at fair value on a non-recurring basis, which utilized Level 1 inputs during the year ended November 30, 2015 and the year ended November 30, 2014. There were no liabilities measured at fair value on a non-recurring basis during the year ended November 30, 2015 and the year ended November 30, 2014. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the nine months ended November 30, 2013, the three months ended February 28, 2013.

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

JEF - 41

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 5, Fair Value Disclosures, and Note 20, Commitments, Contingencies and Guarantees for additional disclosures about derivative financial instruments.)
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
The following tables present the fair value and related number of derivative contracts at November 30, 2015 and November 30, 2014 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEF - 42

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2015 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$998	52,605	$364	70,672
Cleared OTC	2,213,730	2,742	2,202,836	2,869
Bilateral OTC	695,365	1,401	646,758	1,363
Foreign exchange contracts:
Exchange-traded	—	441	—	112
Bilateral OTC	472,544	7,675	470,649	7,292
Equity contracts:
Exchange-traded	955,287	3,054,315	1,004,699	2,943,657
Bilateral OTC	61,004	1,039	81,085	1,070
Commodity contracts:
Exchange-traded	—	1,726	—	1,684
Credit contracts:
Cleared OTC	621	39	841	44
Bilateral OTC	16,977	100	59,314	135
Total gross derivative assets/ liabilities:
Exchange-traded	956,285		1,005,063
Cleared OTC	2,214,351		2,203,677
Bilateral OTC	1,245,890		1,257,806
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(938,482)		(938,482)
Cleared OTC	(2,184,438)		(2,184,438)
Bilateral OTC	(1,042,526)		(1,135,078)
Net amounts per Consolidated Statements of Financial Condition (3)	$251,080		$208,548

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

JEF - 43

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2014 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$2,450	67,437	$1,400	87,008
Cleared OTC	1,425,375	2,160	1,481,329	2,124
Bilateral OTC	871,982	1,908	809,962	729
Foreign exchange contracts:
Exchange-traded	—	1,562	—	1,821
Bilateral OTC	1,514,881	11,299	1,519,349	10,931
Equity contracts:
Exchange-traded	1,011,101	2,269,044	987,531	2,049,513
Bilateral OTC	39,889	2,463	70,484	1,956
Commodity contracts:
Exchange-traded	62,091	1,027,542	51,145	1,015,894
Bilateral OTC	214,635	4,026	252,061	4,524
Credit contracts:
Cleared OTC	17,831	27	23,264	22
Bilateral OTC	5,378	18	23,608	27
Total gross derivative assets/liabilities:
Exchange-traded	1,075,642		1,040,076
Cleared OTC	1,443,206		1,504,593
Bilateral OTC	2,646,765		2,675,464
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(1,038,992)		(1,038,992)
Cleared OTC	(1,416,613)		(1,416,613)
Bilateral OTC	(2,303,740)		(2,401,013)
Net amounts per Consolidated Statements of Financial Condition (3)	$406,268		$363,515

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

JEF - 44

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents net unrealized and realized gains (losses) on derivative contracts:

	Successor			Predecessor
Gains (Losses)	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Interest rate contracts	$(37,601)	$(149,587)	$132,397	$45,875
Foreign exchange contracts	36,101	39,872	5,514	12,228
Equity contracts	(137,636)	(327,978)	(21,216)	(20,938)
Commodity contracts	21,409	58,746	45,546	19,585
Credit contracts	(14,397)	(23,934)	(18,098)	(3,886)
Total	$(132,124)	$(402,881)	$144,143	$52,864
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$4,628	$14,713	$—	$—	$19,341
Equity swaps and options	26,278	7,112	—	(3,782)	29,608
Credit default swaps	—	6,022	—	(2,839)	3,183
Total return swaps	8,648	252	—	(1)	8,899
Foreign currency forwards, swaps and options	82,382	15,780	—	(7,462)	90,700
Interest rate swaps, options and forwards	57,655	158,874	63,816	(43,881)	236,464
Total	$179,591	$202,753	$63,816	$(57,965)	388,195
Cross product counterparty netting					(13,063)
Total OTC derivative assets included in Financial instruments owned					$375,132

(1)	At November 30, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $20.4 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2015, cash collateral received was $144.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEF - 45

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$4,628	$—	$—	$—	$4,628
Equity swaps and options	4,880	28,516	3,046	(3,782)	32,660
Credit default swaps	—	2,628	31,982	(2,839)	31,771
Total return swaps	22,644	774	2,540	(1)	25,957
Foreign currency forwards, swaps and options	98,726	12,255	—	(7,462)	103,519
Fixed income forwards	2,522	—	—	—	2,522
Interest rate swaps, options and forwards	41,938	91,139	89,934	(43,881)	179,130
Total	$175,338	$135,312	$127,502	$(57,965)	380,187
Cross product counterparty netting					(13,063)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$367,124

(1)	At November 30, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $78.4 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2015, cash collateral pledged was $237.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At November 30, 2015, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$188,146
BBB- to BBB+	76,471
BB+ or lower	50,581
Unrated	59,934
Total	$375,132

(1)
We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2015 and November 30, 2014 is $114.5 million and $269.0 million, respectively, for which we have posted collateral of $97.2 million and $234.6 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2015 and November 30, 2014, we would have been required to post an additional $19.7 million and $55.1 million, respectively, of collateral to our counterparties.

JEF - 46

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity at November 30, 2015 (in thousands):

	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,195,912	$275,880	$2,471,792
Corporate debt securities	748,405	1,752,222	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,006,081	12,041,064
Municipal securities	—	357,350	357,350
Sovereign obligations	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$2,979,300	$20,195,982	$23,175,282

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$483,624	$2,979,300
Repurchase agreements	7,850,791	5,218,059	5,291,729	1,835,403	20,195,982
Total	$9,373,266	$5,218,059	$6,264,930	$2,319,027	$23,175,282
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2015 and November 30, 2014, the approximate fair value of securities received as collateral by us that may be sold or repledged was $26.2 billion and $25.8 billion, respectively. At November 30, 2015 and November 30, 2014, a substantial portion of the securities received by us had been sold or repledged.
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

JEF - 47

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands).

	November 30, 2015
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	14,048,860	(10,191,554)	3,857,306	(83,452)	(3,745,215)	28,639
Liabilities
Securities lending arrangements	$2,979,300	$—	$2,979,300	$(478,991)	$(2,464,395)	$35,914
Repurchase agreements	20,195,982	(10,191,554)	10,004,428	(83,452)	(8,103,468)	1,817,508

	November 30, 2014
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$6,853,103	$—	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	14,059,133	(10,132,275)	3,926,858	(634,568)	(3,248,817)	43,473
Liabilities
Securities lending arrangements	$2,598,487	$—	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	20,804,432	(10,132,275)	10,672,157	(634,568)	(8,810,770)	1,226,819

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

JEF - 48

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
Amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

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

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $751.1 million and $3,444.7 million at November 30, 2015 and November 30, 2014, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjected Jefferies as an FCM to segregation requirements. During October 2015, Jefferies ceased being a full service FCM. As a result, Jefferies no longer carries customer or proprietary accounts or holds any customer monies or funds.

Note 8. Securitization Activities
We engage in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 9, Variable Interest Entities, for further discussion on variable interest entities and our determination of the primary beneficiary.
We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or collateralized loan obligations), which are included within Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Transferred assets	$5,770.5	$6,112.6	$4,592.5	$2,735.2
Proceeds on new securitizations	5,811.3	6,221.1	4,609.0	2,751.3
Cash flows received on retained interests	31.2	46.3	35.6	32.3

JEF - 49

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2015 and November 30, 2014.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30, 2015
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$10,901.9	$203.6
U.S. government agency commercial mortgage-backed securities	2,313.4	87.2
Collateralized loan obligations	4,538.4	51.5
Consumer and other loans	655.0	31.0

	November 30, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	5,848.5	204.7
Collateralized loan obligations	4,511.8	108.4
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
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities section presented in Note 9, Variable Interest Entities.
If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers of financial assets treated as secured financings was $0.0 and $0.0, respectively, at November 30, 2015 and $7.8 million and $7.8 million, respectively, at November 30, 2014. The related liabilities do not have recourse to our general credit.

JEF - 50

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at November 30, 2015 and November 30, 2014 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30, 2015		November 30, 2014
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$0.5	$0.2	$—	$0.2
Financial instruments owned	68.3	0.3	62.7	0.3
Securities purchased under agreement to resell (1)	717.3	—	575.2	—
Fees, interest and other receivables	0.3	—	0.4	—
	$786.4	$0.5	$638.3	$0.5
Other secured financings (2)	$785.0	$—	$637.7	$—
Other liabilities	1.4	0.2	0.6	0.2
	$786.4	$0.2	$638.3	$0.2

JEF - 51

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $22.1 million and $39.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2015 and November 30, 2014, respectively.

Securitization Vehicles. We are the primary beneficiary of securitization vehicles associated with our financing of consumer and small business loans. In the creation of the securitization vehicles, we were involved in the decisions made during the establishment and design of the entities and hold variable interests consisting of the securities retained that could potentially be significant. The assets of the VIEs consist of the small business loans and term loans backed by consumer installment receivables, which are available for the benefit of the vehicles’ beneficial interest holders. The creditors of the VIEs do not have recourse to our general credit and the assets of the VIEs are not available to satisfy any other debt.
We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans and mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE's assets are not available to satisfy any other debt.
Other. We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees. We manage and invest alongside our employees in these vehicles. The assets of these VIEs consist of private equity securities, and are available for the benefit of the entities’ equity holders. Our variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit and each such VIE's assets are not available to satisfy any other debt.
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	November 30, 2015
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to Loss	VIE Assets
Collateralized loan obligations	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Asset management vehicles	0.5	—	0.5	45.5
Private equity vehicles	27.3	—	40.7	80.8
Total	$289.7	$0.2	$1,345.1	$7,628.0

	November 30, 2014
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to Loss	VIE Assets
Collateralized loan obligations	$134.0	$—	$926.9	$7,737.1
Consumer loan vehicles	170.6	—	797.8	485.2
Asset management vehicle	11.3	—	11.3	432.3
Private equity vehicles	44.3	—	59.2	92.8
Total	$360.2	$—	$1,795.2	$8,747.4
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

JEF - 52

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with collateralized loan obligations where we have been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs,

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests,

•	Trading positions in securities issued in a CLO transaction,

•	Investments in variable funding notes issued by CLOs,

•	A guarantee to a CLO managed by Jefferies Finance, LLC ("Jefferies Finance"), whereby we guarantee certain of the obligations of Jefferies Finance to the CLO.
In addition, we own variable interests in CLOs previously managed by us. Our variable interests consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. Our exposure to loss from these CLOs is limited to our investments in the debt securities held. Management and incentive fees are accrued as the amounts become realizable. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds.

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
Asset Management Vehicles. We managed the Jefferies Umbrella Fund, an "Umbrella structure" company that invested primarily in convertible bonds and enabled investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. Effective May 2015, the Jefferies Umbrella Fund was placed into liquidation.
We manage an asset management vehicle that provides investors with exposure to absolute return strategies, primarily including merger arbitrage, relative value and stock loan arbitrage. Our variable interests in this asset management vehicle consist of management and performance fees.
Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund L.P.”). At November 30, 2015 and November 30, 2014, we funded approximately $64.6 million and $60.1 million, respectively, of our commitment. The carrying amount of our equity investment was $26.2 million and $43.1 million at November 30, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.
We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.1 million and $1.2 million at November 30, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.
We have provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. At November 30, 2015, the carrying value and maximum exposure to loss of the guarantee was $11,000 and $3.0 million, respectively. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.
Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and nonagency mortgage-backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are

JEF - 53

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, collateralized debt obligations and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
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

At November 30, 2015 and November 30, 2014, we held $3,359.1 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $630.5 million and $1,120.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 10. Investments
We have investments in Jefferies Finance and Jefferies LoanCore LLC (“Jefferies LoanCore”). Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee.
Jefferies Finance
On October 7, 2004, we entered into an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) and Babson Capital Management LLC to form Jefferies Finance, a joint venture entity. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market.
At November 30, 2015, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At November 30, 2015, we have funded $497.4 million of our $600.0 million commitment, leaving $102.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

JEF - 54

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. During the year ended November 30, 2015, the Secured Revolving Credit Facility was modified and reduced from a committed and discretionary total of $1.0 billion to a total committed amount of $500.0 million, at November 30, 2015. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At November 30, 2015 and November 30, 2014, we have funded $19.3 million and $0.0, respectively, of each of our $250.0 million and $350.0 million commitments, respectively. During the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 , we earned interest income of $0.9 million, $2.0 million, $1.5 million and $4.1 million, respectively, and unfunded commitment fees of $1.6 million, $1.9 million, $1.2 million and $0.3 million, respectively, which are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility.
The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30, 2015	November 30, 2014
Total assets	$7,292.1	$5,954.0
Total liabilities	6,297.3	4,961.7
Total equity	994.8	992.3
Our total equity balance	497.4	496.0
Separate financial statements for Jefferies Finance are included in this Annual Report on Form 10-K. The net earnings of Jefferies Finance were $83.4 million and $138.6 million and $132.7 million for the year ended November 30, 2015, the year ended November 30, 2014 and the year ended November 30, 2013, respectively.
We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $122.7 million, $199.5 million, $125.8 million during the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively, and $39.9 million during the three months ended February 28, 2013, which are recognized in Investment banking revenues in the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $5.9 million, $10.6 million, $12.0 million during the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively, and $0.8 million during the three months ended February 28, 2013, which are recognized as Business development expenses in the Consolidated Statements of Earnings.
We acted as placement agent in connection with several CLOs managed by Jefferies Finance for which we recognized fees of $6.2 million, $4.6 million and $1.9 million during the year ended November 30, 2015, the year ended November 30, 2014 and the year ended November 30, 2013, respectively, which are included in Investment banking revenues on the Consolidated Statement of Earnings. At November 30, 2015 and November 30, 2014, we held securities issued by CLOs managed by Jefferies Finance, which are included within Financial instruments owned, and have provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLOs. We have recognized revenue of $0.0 and $0.7 million during the year ended November 30, 2015 and the year ended November 30, 2014, respectively, relating to the derivative contracts.
We acted as underwriter in connection with debt issued by Jefferies Finance, for which we recognized underwriting fees of $1.3 million, $7.7 million and $6.0 million during the year ended November 30, 2015, the year ended November 30, 2014, and the year ended November 30, 2013, respectively.
Under a service agreement, we charged Jefferies Finance $51.7 million, $41.6 million and $14.2 million for services provided during the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013 respectively, and $15.7 million during the three months ended February 28, 2013. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $7.8 million and $41.5 million at November 30, 2015 and November 30, 2014, respectively.

JEF - 55

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At November 30, 2015 and November 30, 2014, we had funded $207.4 million and $200.9 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	November 30, 2015	November 30, 2014
Total assets	$2,069.1	$1,502.8
Total liabilities	1,469.8	964.5
Total equity	599.3	538.3
Our total equity balance	290.7	261.1
Separate financial statements for Jefferies LoanCore are included in this Annual Report on Form 10-K. The net earnings of Jefferies LoanCore were $79.0 million, $38.7 million and $85.1 million for the year ended November 30, 2015, the year ended November 30, 2014, and the year ended November 30, 2013, respectively.
Under a service agreement, we charged Jefferies LoanCore $0.2 million, $0.1 million and $0.5 million for the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively and $0.6 million during . the three months ended February 28, 2013 for administrative services. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $15,800 and $8,900 at November 30, 2015 and November 30, 2014, respectively.
In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $1.6 million and $1.6 million during the year ended November 30, 2015 and year ended November 30, 2014, respectively.
On derivative transactions with Jefferies LoanCore, we recognized a net gain of $3.6 million during the nine months ended November 30, 2013 and a net gain of $0.2 million during the three months ended February 28, 2013, which are included in Principal transactions revenue on the Consolidated Statements of Earnings.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $29.7 million and $48.9 million at November 30, 2015 and November 30, 2014, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). Losses from these investments were $24.3 million and $10.3 million for the year ended November 30, 2015 and the year ended November 30, 2014, respectively and gains of $2.1 million and losses of $3.9 million during the nine months ended November 30, 2013, and the three months ended February 28, 2013, respectively, which are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.

At November 30, 2015 and November 30, 2014, we were committed to invest equity of up to $85.0 million in JCP Fund V. At November 30, 2015, our unfunded commitment relating to JCP Fund V was $11.8 million.

The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

JEF - 56

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	September 30, 2015 (1)	December 31, 2014 (1)
Total assets	$84,417	$73,261
Total liabilities	75	66
Total partners' capital	84,342	73,195

	Nine Months Ended September 30, 2015 (1)	Three Months Ended December 30, 2014 (1)	Nine Months Ended September 30, 2014 (1)	Three Months Ended December 30, 2013 (1)	Nine Months Ended September 30, 2013 (1)	Three Months Ended December 30, 2012 (1)
Net increase (decrease) in net assets resulting from operations	$(1,751)	$(65,700)	$(24,239)	$(2,947)	$8,416	$(8,690)

(1)
Financial information for JCP Fund V within our consolidated financial statements at November 30, 2015 and November 30, 2014 and for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 is included based on the presented periods.

Note 11. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	November 30, 2015	November 30, 2014
Capital Markets	$1,653,588	$1,659,636
Asset Management	3,000	3,000
Total goodwill	$1,656,588	$1,662,636
The following table is a summary of the changes to goodwill (in thousands):

	Year Ended November 30, 2015	Year Ended November 30, 2014
Balance, at beginning of period	$1,662,636	$1,722,346
Impairment loss (1)	—	(54,000)
Purchase accounting adjustments (2)	(1,959)	—
Translation adjustments	(4,089)	(5,710)
Balance, at end of period	$1,656,588	$1,662,636

(1)
Activity for the year ended November 30, 2014 represents impairment losses of $51.9 million related to our Futures reporting unit and $2.1 million related to our International Asset Management business.

(2)
During the year ended November 30, 2015, we have made correcting adjustments to decrease goodwill by $2.0 million. Goodwill has been overstated in the historical financial statements since the Leucadia Transaction. Financial instruments owned and Accrued expenses and other liabilities have been understated, while the net deferred tax asset and net income tax receivable, both of which are presented within Other assets on the face of the consolidated statements of financial condition, have been overstated. We do not believe this misstatement is material to our financial statements for any previously reported period.

JEF - 57

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill Impairment Testing
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
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2015.
Our annual goodwill impairment testing at August 1, 2015 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities, and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At November 30, 2015, goodwill allocated to these reporting units is $1,653.6 million of total goodwill of $1,656.6 million. For the remaining less significant reporting units, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.
Intangible Assets
The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2015 and November 30, 2014 (in thousands):

JEF - 58

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2015					Weighted average remaining lives (years)
	Gross cost	Disposals (1)	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$127,667	$—	$—	$(34,754)	$92,913	12.9
Trade name	131,288	—	—	(10,315)	120,973	32.3
Exchange and clearing organization membership interests and registrations	14,413	(1,227)	(1,289)	—	11,897	N/A
	$273,368	$(1,227)	$(1,289)	$(45,069)	$225,783

	November 30, 2014				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships (2)	$135,926	$(7,603)	$(26,402)	$101,921	13.7
Trade name	132,009	—	(6,677)	125,332	33.3
Exchange and clearing organization membership interests and registrations	14,706	(178)	—	14,528	N/A
	$282,641	$(7,781)	$(33,079)	$241,781

(1)    Activity is related to the sale of certain exchange and clearing organization membership interests in the Futures reporting unit due to the exit of the business.
(2)    Impairment losses are related to the Futures reporting unit. The impairment charge is included within Other expenses in the Consolidated Statements of Earnings.
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2015. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as all other membership interests and registrations related to the Bache business. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $1.3 million on certain exchange memberships based on a decline in fair value at August 1, 2015. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired. In applying our quantitative assessment at August 1, 2014 we recognized an impairment loss of $178,000 on certain exchange memberships based on a decline in fair value as observed based on quoted sales prices.
As a result of management’s decisions during the fourth quarter of 2014 to pursue strategic alternatives for our Futures business and to liquidate our International Asset Management business, we performed additional impairment testing of indefinite- and finite-life intangible assets that are associated with those reporting units. Estimating the fair value of customer relationship intangible assets using a discounted cash flow methodology, we recognized impairment losses at November 30, 2014 of $7.5 million and $0.1 million in our Futures business and our International Asset Management business, respectively, which are recognized in Other expenses on the Consolidated Statement of Earnings.
Amortization Expense

For finite life intangible assets, aggregate amortization expense amounted to $12.2 million for the year ended November 30, 2015, $12.8 million for the year ended November 30, 2014, $20.5 million for the nine months ended November 30, 2013 and $0.4 million for the three months ended February 28, 2013. These expenses are included in Other expenses on the Consolidated Statements of Earnings.

JEF - 59

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ended November 30, 2016	$12,198
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198
Year ended November 30, 2020	12,198

Note 12. Short-Term Borrowings
Short-term borrowings at November 30, 2015 and November 30, 2014 include bank loans that are payable on demand and that must be repaid within one year or less, as well as borrowings under revolving loan and credit facilities as follows (in thousands):

	November 30, 2015	November 30, 2014
Bank loans	$262,000	$12,000
Secured revolving loan facility	48,659	—
Committed revolving credit facility	—	—
	$310,659	$12,000
At November 30, 2015, the interest rate on short-term borrowings outstanding is 0.85% per annum. Average daily short-term borrowings outstanding were $65.3 million for the year ended November 30, 2015 and $81.7 million for the year ended November 30, 2014. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate.

On October 29, 2015, we entered into a secured revolving loan facility (“Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Loan Facility agreement.

On April 23, 2015, we entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility was six months after the closing date, but could be extended for an additional six months upon our request and at the lender's discretion. On October 22, 2015, we amended and restated the Intraday Credit Facility and reduced the aggregate committed amount to $300.0 million in U.S. dollars and extended the termination date to October 21, 2016, which can be extended for 364 days upon our request and at the lender's discretion.The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2015, we were in compliance with debt covenants under the Intraday Credit Facility.

Note 13. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) (in thousands):

JEF - 60

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2015	November 30, 2014
Unsecured Long-Term Debt
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	$—	$507,944
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	353,025	363,229
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	830,298	842,359
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	806,125	832,797
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	527,606	620,725
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	838,765	853,091
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	3,779	4,379
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	620,890	623,311
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	379,711	381,515
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	347,307	349,261
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,730	513,046
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,656	421,960
	$5,641,892	$6,313,617
Secured Long-Term Debt
Credit facility	—	170,000
	$5,641,892	$6,483,617

(1)
The value of the 3.875% Convertible Senior debentures at November 30, 2015 and November 30, 2014 includes the fair value of the conversion feature of $0.0 million and $0.7 million, respectively. The change in fair value of the conversion feature, which is included within Principal transaction revenues in the Consolidated Statements of Earnings, was not material for the year ended November 30, 2015 and amounted to a gain of $8.9 million for the year ended November 30, 2014.

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

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At December 10, 2015, each $1,000 debenture is currently convertible into 22.4574 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $44.53 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in the Consolidated Statements of Financial Condition.

JEF - 61

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Secured Long-Term Debt – On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million could be borrowed without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility were Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies. Jefferies was the surviving entity, and therefore, was a borrower under the Credit Facility. The Credit Facility contained certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest was based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility were secured by substantially all the assets of such borrower, but none of the borrowers was responsible for any obligations of any other borrower. At November 30, 2014, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility. We terminated the Credit Facility on July 31, 2015, due to the exiting of the Bache business. For further information with respect to the Credit Facility, refer to Note 24, Exit Costs.

Note 14. Noncontrolling Interests
Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at November 30, 2015 and November 30, 2014 (in thousands):

	November 30, 2015	November 30, 2014
Global Equity Event Opportunity Fund, LLC (1)	$26,292	$33,303
Other	1,176	5,545
Noncontrolling interests	$27,468	$38,848

(1)	Noncontrolling interests attributed to Leucadia were $26.3 million and $25.4 million at November 30, 2015 and November 30, 2014, respectively.

Note 15. Benefit Plans
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
Employer Contributions - Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not make any contributions to the U.S. Pension Plan during the year ended November 30, 2015. We expect to contribute approximately $3.0 million to the plan during the year ended November 30, 2016.

JEF - 62

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$55,262	$48,255
Service cost	250	250
Interest cost	2,340	2,429
Actuarial losses	4,280	5,834
Administrative expenses paid	(359)	(196)
Benefits paid	(729)	(1,310)
Settlements	(2,714)	—
Projected benefit obligation, end of period	$58,330	$55,262
Change in plan assets:
Fair value of assets, beginning of period	$51,085	$47,416
Benefit payments made	(729)	(1,310)
Administrative expenses paid	(359)	(196)
Actual return on plan assets	(252)	5,175
Settlements	(2,714)	—
Fair value of assets, end of period	$47,031	$51,085
Funded status at end of period	$(11,299)	$(4,177)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2015	2014
Consolidated statements of financial condition:
Liabilities	$(11,299)	$(4,177)
Accumulated other comprehensive income (loss), before taxes:
Net gain (loss)	$(5,255)	$2,390

The following tables summarize the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2015	2014	2013
Components of net periodic pension cost:
Service cost	$250	$250	$225
Interest cost on projected benefit obligation	2,340	2,429	2,201
Expected return on plan assets	(3,357)	(3,125)	(2,698)
Net amortization	—	(94)	326
Settlement losses	244	—	—
Net periodic pension cost	$(523)	$(540)	$54

JEF - 63

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended November 30,
	2015	2014	2013
Amounts recognized in other comprehensive income:
Net (gain) loss arising during the period	$7,890	$3,784	$(9,419)
Amortization of net loss	—	94	(326)
Settlements during the period	(244)	—	—
Total recognized in Other comprehensive income	7,646	3,878	(9,745)
Net amount recognized in net periodic benefit cost and Other comprehensive income	$7,123	$3,338	$(9,691)

The assumptions used to determine the actuarial present value of the projected obligation and net periodic pension benefit cost are as follows:

	2015	2014	2013
Discount rate used to determine benefit obligation	4.10%	4.30%	5.10%
Weighted average assumptions used to determine net pension cost:
Discount rate	4.30%	5.10%	4.40%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2016	$2,103
2017	1,828
2018	2,163
2019	3,046
2020	2,448
2021 through 2025	21,085

Plan Assets - The following tables present the fair value of plan assets by level within the fair value hierarchy (in thousands):

	At November 30, 2015
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$487	$—	$487
Listed equity securities (2)	29,156	—	29,156
Fixed income securities:
Corporate debt securities	—	6,598	6,598
Foreign corporate debt securities	—	2,140	2,140
U.S. government securities	3,975	—	3,975
Agency mortgage-backed securities	—	3,504	3,504
Commercial mortgage-backed securities	—	425	425
Asset-backed securities	—	746	746
	$33,618	$13,413	$47,031

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

JEF - 64

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

◦
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

◦	U.S. government and agency securities valuations generally include quoted bid prices in active markets for identical or similar assets.
Investment Policies and Strategies - Assets in the plan are invested under guidelines adopted by the Administrative Committee of the U.S. Pension Plan. Because the U.S. Pension Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.
The target allocation of plan assets for 2016 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.
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

JEF - 65

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

German Pension Plan
In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $15.3 million and $18.1 million at November 30, 2015 and November 30, 2014, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.
The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the years ended November 30, 2015 and November 30, 2014.
The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost (in thousands):

	Year Ended November 30,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$28,434	$26,368
Service cost	—	40
Interest cost	523	801
Actuarial losses	(40)	4,631
Benefits paid	(1,069)	(1,193)
Currency adjustment	(4,303)	(2,213)
Projected benefit obligation, end of period	$23,545	$28,434
Funded status at end of period	$(23,545)	$(28,434)
Th

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2015	2014
Consolidated statements of financial condition:
Liabilities	$23,545	$28,434
Accumulated other comprehensive income (loss), before taxes:
Net gain (loss)	$(4,917)	$(5,281)

JEF - 66

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables summarize the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2015	2014	2013
Components of net periodic pension cost:
Service cost	$—	$40	$67
Interest cost on projected benefit obligation	523	801	902
Net amortization	325	244	179
Net periodic pension cost	$848	$1,085	$1,148

	Year Ended November 30,
	2015	2014	2013
Amounts recognized in other comprehensive income:
Net (gain) loss arising during the period	$(39)	$4,631	$1,033
Amortization of net loss	(325)	(244)	(179)
Total recognized in Other comprehensive income	$(364)	$4,387	$854
Net amount recognized in net periodic benefit cost and Other comprehensive income	$484	$5,472	$2,002

The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Year Ended November 30,
	2015	2014
Projected benefit obligation:
Discount rate	2.20%	2.10%
Rate of compensation increase (1)	N/A	3.00%
Net periodic pension benefit cost:
Discount rate	2.10%	3.40%
Rate of compensation increase (1)	N/A	3.00%
(1)    There were no active participants of the pension plan at November 30, 2015.
Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2016	$1,143
2017	1,124
2018	1,133
2019	1,110
2020	1,159
2021 through 2025	5,831

Note 16. Compensation Plans
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

JEF - 67

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Components of compensation cost:
Restricted cash awards	$249.2	$193.7	$164.4	48.2
Restricted stock and RSUs (1)	57.9	84.5	64.4	22.3
Profit sharing plan	6.1	6.1	3.2	2.6
Total compensation cost	$313.2	$284.3	$232.0	$73.1

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan. This compensation cost was approximately $399,000 for the year ended November 30, 2015, $268,000 for the year ended November 30, 2014, $111,000 and $72,000 for the nine months ended November 30, 2013 and three months ended February 28, 2013, respectively.

Remaining unamortized amounts related to certain compensation plans at November 30, 2015 is as follows (in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$32.1	2
Restricted cash awards	258.3	3
Total	$290.4

In December 2015, we approved approximately $318.7 million of restricted cash awards related to the 2015 performance year that contain a future service requirement. Absent estimated or actual forfeitures or cancellations or accelerations, the annual compensation cost for these awards will be recognized as follows (in millions):

	Year Ended November 30, 2015	Year Ended November 30, 2016	Year Ended November 30, 2017	Thereafter	Total
Restricted cash awards	$61.6	$61.6	$61.6	$133.9	$318.7
The following are descriptions of the compensation plans.

Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows for awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. Restricted stock units (“RSUs”) give a participant the right to receive fully vested common shares at the end of a specified deferral period, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs. In connection with the Leucadia Transaction, the Incentive Plan was amended to provide for awards to be issued relating to shares of Leucadia, our parent company at March 1, 2013. Share-based awards outstanding at March 1, 2013 were converted into awards

JEF - 68

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

for shares of Leucadia at the Exchange Ratio, with all such awards subject to the same terms and conditions that previously existed (except for the elimination of fractional shares).
Restricted stock and RSUs may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions, and are amortized over the service period if we determine that it is probable that the performance condition will be achieved. Awards granted to senior executives related to the 2015 and 2014 fiscal year did not meet performance targets, and as a result, compensation expense has been adjusted to reflect the reduced number of shares that will vest.
Employee Stock Purchase Plan. There is also an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full-time employees and employees who work part time over 20 hours per week to purchase, at a discount, Leucadia common shares. Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly).
Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares and, prior to the Leucadia Transaction, in Jefferies Group, Inc. common stock, or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. In connection with the transaction with Leucadia on March 1, 2013, the Deferred Compensation Plan was amended and deferrals denominated as Deferred Compensation Plan shares became settleable by delivery of Leucadia common shares. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transaction revenues and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year.

JEF - 69

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 17. Non-interest Expenses
The following table presents the components of non-interest expenses (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Non-interest expenses:
Compensation and benefits	$1,467,131	$1,698,530	$1,213,908	$474,217
Non-compensation expenses:
Floor brokerage and clearing fees	199,780	215,329	150,774	46,155
Technology and communications	313,044	268,212	193,683	59,878
Occupancy and equipment rental	101,138	107,767	86,701	24,309
Business development	105,963	106,984	63,115	24,927
Professional services	103,972	109,601	72,802	24,135
Bad debt provision (1)	(396)	55,355	179	1,945
Goodwill impairment (2)	—	54,000	—	—
Intangible assets amortization and impairment (3)	13,487	20,569	20,784	384
Other	56,895	50,770	71,072	12,146
Total non-compensation expenses	893,883	988,587	659,110	193,879
Total non-interest expenses	$2,361,014	$2,687,117	$1,873,018	$668,096

(1)
During the year ended November 30, 2015, we released $4.4 million in reserves related to the resolution of bankruptcy claims against Lehman Brothers Holdings, Inc. During the fourth quarter of 2014, we recognized a bad debt provision, which primarily relates to a receivable of $52.3 million from a client to which we provided futures clearing and execution services, which declared bankruptcy.

(2)
Goodwill impairment losses of $51.9 million and $2.1 million at November 30, 2014 were recognized in the Futures and International Asset Management reporting units at November 30, 2014, respectively. (See Note 11, Goodwill and Other Intangible Assets for further information.)

(3)
The amount for the year ended November 30, 2015 includes an impairment loss of $1.3 million on certain exchange memberships based on a decline in fair value at August 1, 2015. The amount for the year ended November 30, 2014 includes impairment losses at November 30, 2014 of $7.5 million and $0.1 million in the Futures business and the International Asset Management business, respectively. (See Note 11, Goodwill and Other Intangible Assets for further information.)

JEF - 70

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 18. Earnings per Share
Earnings per share data is not provided for periods subsequent to March 1, 2013, the date we became a limited liability company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 (in thousands, except per share amounts):

Predecessor
Three Months Ended February 28, 2013
Earnings for basic earnings per common share:
Net earnings	$90,842
Net earnings to noncontrolling interests	10,704
Net earnings to common shareholders	80,138
Less: Allocation of earnings to participating securities (1)	5,890
Net earnings available to common shareholders	$74,248
Earnings for diluted earnings per common share:
Net earnings	$90,842
Net earnings to noncontrolling interests	10,704
Net earnings to common shareholders	80,138
Add: Mandatorily redeemable convertible preferred stock dividends	1,016
Less: Allocation of earnings to participating securities (1)	5,882
Net earnings available to common shareholders	$75,272
Shares:
Average common shares used in basic computation	213,732
Stock options	2
Mandatorily redeemable convertible preferred stock	4,110
Average common shares used in diluted computation	217,844
Earnings per common share:
Basic	$0.35
Diluted	$0.35
Dividends:
Dividends declared per share of common stock	$0.075

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000 for the three months ended February 28, 2013. Dividends declared on participating securities during the three months ended February 28, 2013 amounted to approximately $1.3 million. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the governing provisions of the Delaware Limited Liability Company Act.

JEF - 71

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 19. Income Taxes

Total income taxes were allocated as follows (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Income tax expense	$18,898	$142,061	$94,686	$48,645
Stockholders’ equity, for compensation expense for tax purposes (in excess of)/less than amounts recognized for financial reporting purposes	$5,935	$(1,276)	$(2,873)	$17,965

The provision for income tax expense consists of the following components (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Current:
U.S. Federal	$(45,007)	$4,335	$50,089	$22,936
U.S. state and local	(28,260)	4,056	6,263	(3,176)
Foreign	3,369	11,475	7,050	(1,950)
	(69,898)	19,866	63,402	17,810
Deferred:
U.S. Federal	74,085	87,293	25,262	17,392
U.S. state and local	22,811	27,181	8,868	9,761
Foreign	(8,100)	7,721	(2,846)	3,682
	88,796	122,195	31,284	30,835
	$18,898	$142,061	$94,686	$48,645

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

JEF - 72

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor						Predecessor
	Year Ended November 30, 2015		Year Ended November 30, 2014		Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$39,979	35.0%	$106,058	35.0%	$92,504	35.0%	$48,820	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	(3,542)	(3.1)	20,304	6.7	9,835	3.7	4,280	3.1
Income allocated to Noncontrolling interest, not subject to tax	(628)	(0.5)	(1,190)	(0.4)	(2,946)	(1.1)	(3,553)	(2.5)
Foreign rate differential	(10,130)	(8.9)	(9,024)	(2.9)	(4,750)	(1.8)	(2,993)	(2.2)
Tax exempt income	(6,789)	(5.9)	(6,746)	(2.2)	(3,742)	(1.4)	(1,003)	(0.7)
Non deductible settlements	—	—	3,850	1.3	4,900	1.9	—	—
Valuation allowance related to Futures business	—	—	4,655	1.5	—	—	—	—
Goodwill impairment	—	—	13,619	4.5	—	—	—	—
Foreign tax credits	(7,240)	(6.3)	(3,149)	(1.0)	—	—	—	—
Non-deductible Bache Wind down Costs	3,225	2.8	—	—	—	—	—	—
Meals & entertainment	5,232	4.6	4,103	1.4	2,908	1.1	890	0.6
Other, net	(1,209)	(1.2)	9,581	3.0	(4,023)	(1.6)	2,204	1.6
Total income taxes	$18,898	16.5%	$142,061	46.9%	$94,686	35.8%	$48,645	34.9%
The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Balance at beginning of period	$126,662	$126,844	$129,010	$110,539
Increases based on tax positions related to the current period	—	4,831	8,748	7,185
Increases based on tax positions related to prior periods	2,818	1,624	7,383	15,356
Decreases based on tax positions related to prior periods	(3,883)	(1,709)	(18,297)	(4,070)
Decreases related to settlements with taxing authorities	(17,695)	(4,928)	—	—
Balance at end of period	$107,902	$126,662	$126,844	$129,010
The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $71.9 million and $84.5 million (net of federal benefits of taxes) at November 30, 2015 and November 30, 2014, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $2.2 million, $7.7 million and $5.8 million for the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively. For the three months ended February 28, 2013, interest expense was $1.8 million. At November 30, 2015 and November 30, 2014, we had interest accrued of approximately $32.8 million and $30.6 million, respectively, included in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2015 and November 30, 2014.

JEF - 73

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	November 30, 2015	November 30, 2014
Deferred tax assets:
Compensation and benefits	$253,291	$302,072
Net operating loss	14,985	17,830
Long-term debt	95,765	140,685
Accrued expenses and other	106,136	89,273
Sub-total	470,177	549,860
Valuation allowance	(13,337)	(13,069)
Total deferred tax assets	456,840	536,791
Deferred tax liabilities:
Amortization of intangibles	103,560	97,268
Other	26,345	26,454
Total deferred tax liabilities	129,905	123,722
Net deferred tax asset, included in Other assets	$326,935	$413,069
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $326.9 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2015, we had gross net operating loss carryforwards in Asia, primarily Japan, and in Europe, primarily the United Kingdom (“U.K.”), of approximately $74.4 million, in aggregate. The Japanese losses begin to expire in the year 2018, while the U.K. losses have an unlimited carryforward period. A deferred tax asset of $1.3 million related to net operating losses in Asia has been fully offset by a valuation allowance while a $5.9 million deferred tax asset related to net operating losses in Europe has been fully offset by a valuation allowance. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits, capital losses, and tax credits in the U.K.
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At November 30, 2015, there is a net current tax receivable of $109.5 million from Leucadia.
At November 30, 2015 and November 30, 2014, we had approximately $205.0 million and $171.0 million, respectively, of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. Accordingly, a deferred tax liability of approximately $59.0 million and $46.0 million has not been recorded with respect to these earnings at November 30, 2015 and November 30, 2014, respectively.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $3.8 million.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

JEF - 74

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Jurisdiction	Tax Year
United States	2007
California	2006
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2014

Note 20. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2015 (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Equity commitments (1)	$9.5	$—	$—	$15.8	$189.5	$214.8
Loan commitments (1)	247.3	170.7	81.4	—	—	499.4
Mortgage-related and other purchase commitments	1,571.4	312.5	1,013.7	—	—	2,897.6
Forward starting reverse repos and repos	1,635.0	—	—	—	—	1,635.0
Other unfunded commitments (1)	87.0	186.9	20.2	5.7	35.6	335.4
	$3,550.2	$670.1	$1,115.3	$21.5	$225.1	$5,582.2

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At November 30, 2015, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $23.6 million.
See Note 10, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at November 30, 2015, we had other outstanding equity commitments to invest up to $4.4 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2015, we had $268.7 million of outstanding loan commitments to clients.

Loan commitments outstanding at November 30, 2015 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $238.6 million at November 30, 2015.

JEF - 75

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
Leases. As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. At November 30, 2015, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2016 through 2020 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Operating Leases
2016	$54,532
2017	57,072
2018	57,298
2019	55,755
2020	50,584
Thereafter	396,041

Total	$671,282

The total minimum rentals to be received in the future under non-cancelable subleases at November 30, 2015 was $7.1 million.
Rental expense, net of subleases, amounted to $57.4 million, $57.4 million, $43.2 million, and $12.1 million for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013, respectively.
During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated in the third quarter of fiscal 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continued into 2015. At November 30, 2015, minimum future lease payments are as follows (in thousands):

Fiscal Year
2016	$3,798
2017	3,798
2018	1,513
2019	189

Net minimum lease payments	9,298
Less amount representing interest	471

Present value of net minimum lease payments	$8,827

Contingencies
During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of purchases and sales of mortgage-backed securities. Those agreements include an aggregate $25.0 million in payments and at November 30, 2015, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $0.5 million.

JEF - 76

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2015 (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$11,840.6	$584.6	$142.8	$—	$414.4	$12,982.4
Written derivative contracts—credit related	—	—	115.4	955.4	10.0	1,080.8
Total derivative contracts	$11,840.6	$584.6	$258.2	$955.4	$424.4	$14,063.2
At November 30, 2015 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$698.4	$—	$—	$—	$—	$—	$698.4
Single name credit default swaps	$—	$—	$10.0	$57.5	$264.3	$50.6	$382.4
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2015, the fair value of derivative contracts meeting the definition of a guarantee is approximately $394.8 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At November 30, 2015, the maximum amount payable under these guarantees is $21.8 million.

Standby Letters of Credit. At November 30, 2015, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $33.1 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

JEF - 77

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
At November 30, 2015, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,556,602	$1,471,663
Jefferies Execution	9,647	9,397
FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers. Effective September 21, 2015, the National Futures Association became the DSRO for Jefferies as an FCM.
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

Note 22. Segment Reporting
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

Our net revenues and expenses by segment are summarized below (in millions):

JEF - 78

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Capital Markets:
Net revenues	$2,415.1	$2,949.0	$2,074.1	$807.6
Expenses	$2,325.2	$2,652.0	$1,840.4	$660.6
Asset Management:
Net revenues	$60.1	$41.1	$66.6	$10.9
Expenses	$35.8	$35.1	$32.6	$7.5
Total:
Net revenues	$2,475.2	$2,990.1	$2,140.7	$818.5
Expenses	$2,361.0	$2,687.1	$1,873.0	$668.1
The following table summarizes our total assets by segment (in millions):

	November 30, 2015	November 30, 2014
Segment assets:
Capital Markets	$37,806.1	$44,002.6
Asset Management	759.0	515.0
Total assets	$38,565.1	$44,517.6
Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Americas (1)	$1,887,007	$2,261,683	$1,651,789	$663,588
Europe (2)	510,044	634,358	441,795	133,104
Asia	78,190	94,097	47,097	21,852
Net revenues	$2,475,241	$2,990,138	$2,140,681	$818,544

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 23. Related Party Transactions
Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2015 and November 30, 2014, loans to and/or equity investments in Private Equity Related Funds were in aggregate $39.6 million and $60.7 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

JEF - 79

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Interest income	$—	$—	$852	$516
Other revenues and investment income (loss)	(26,179)	(14,868)	9,294	947
For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 20, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At November 30, 2015 and November 30, 2014, we have commitments to purchase $752.4 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
HRG Group Inc. ('HRG"). As part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $261.6 million and $232.0 million at November 30, 2015 and November 30, 2014, respectively. Additionally, we recognized investment banking and advisory revenues of $1.3 million for the year ended November 30, 2015 and $0.5 million for the year ended November 30, 2014.
National Beef Packaging Company, LLC (“National Beef”). We acted as an FCM for National Beef, which is partially owned by Leucadia. At November 30, 2015 and November 30, 2014, we had a customer payable to National Beef of $0.0 million and $4.1 million, respectively. We recognized commissions of $0.3 million for the year ended November 30, 2015 and $0.2 million for the year ended November 30, 2014.
Officers, Directors and Employees. At November 30, 2015 and November 30, 2014, we had $28.3 million and $20.1 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. During the year ended November 30, 2014, we sold private equity interests with a fair value of $4.0 million at their then fair value to a private equity fund owned by our employees. At November 30, 2015 and November 30, 2014, we have provided a guarantee of a credit agreement for the private equity fund owned by our employees.

Leucadia. The following is a description of related party transactions with Leucadia:

•
Under a service agreement we charge Leucadia for certain services, which amounted to $34.6 million for the year ended November 30, 2015, $22.3 million for the year ended November 30, 2014 and $16.7 million for the nine months ended November 30, 2013. At November 30, 2015 and November 30, 2014, we had a receivable from Leucadia of $10.2 million and $10.9 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At November 30, 2015 and November 30, 2014, we had a payable to Leucadia of $0.6 million and $41.5 million, respectively, related to stock compensation arrangements and senior executive benefits provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At November 30, 2015, a net current tax receivable from Leucadia of $109.5 million is included in Other assets on the Consolidated Statements of Financial Condition.

•
Of the total noncontrolling interests in asset management entities that are consolidated by us at November 30, 2015 and November 30, 2014, $26.3 million and $25.4 million, respectively, are attributed to Leucadia.

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

JEF - 80

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	For the Year Ended November 30,
	2015	2014
Investment banking and advisory	$21,185	$2,800
Asset management	400	—
Commissions and other fees	43	—

•	On August 28, 2015, we sold an equity position to Leucadia at fair value of $124.4 million for cash. There was no gain or loss on the transaction.

•	On March 18, 2014, we sold our investment in HRG, consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date.

•	On February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value.
For information on transactions with our equity method investees, see Note 10, Investments.

Note 24. Exit Costs

Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and over-the-counter transactions associated with our Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. The transfer is subject to customary closing conditions for a transaction of this nature. In addition, we initiated a plan to substantially exit the remaining aspects of our futures business. At November 30, 2015, we have transferred all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during the third quarter of fiscal 2015.
In addition, we terminated our $750.0 million Credit Facility on July 31, 2015. During the year ended November 30, 2015, we recognized costs of $3.8 million related to the Credit Facility.
During the year ended November 30, 2015, we recorded restructuring and impairment costs as follows (in thousands):

Year Ended November 30, 2015
Severance costs	$30,327
Accelerated amortization of restricted stock and restricted cash awards	7,922
Accelerated amortization of capitalized software	19,745
Contract termination costs	11,247
Other expenses	3,853
Total	$73,094

Of the above costs, $28.7 million are of a non-cash nature for the year ended November 30, 2015.
Restructuring and exit costs are wholly attributed to our Capital Markets segment and were recorded in the following categories on the Consolidated Statement of Earnings for the year ended November 30, 2015 (in thousands):

JEF - 81

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Year Ended November 30, 2015
Compensation and benefits	$38,249
Technology and communications	30,992
Professional services	2,508
Other expenses	1,345
Total	$73,094

We expect to incur approximately an additional $3.1 million of restructuring and exit costs in fiscal 2016 in connection with our exit activities comprised of severance and related benefits and contract termination costs.
The following summarizes our restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Impairments	Total
Balance at February 28, 2015	$—	$—	$—	$—
Expenses	30,327	2,774	11,247	44,348	$7,922	$19,745	$1,079	$73,094
Payments	(25,522)	(2,774)	(11,247)	(39,543)
Liability at November 30, 2015	$4,805	$—	$—	$4,805

Note 25. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly statements of earnings for the year ended November 30, 2015 and the year ended November 30, 2014 (in thousands):

	Three Months Ended
	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015
Total revenues	$701,930	$781,123	$1,008,510	$783,332
Net revenues	513,087	578,928	791,554	591,672
Earnings before income taxes	9,538	7,093	84,712	12,884
Net earnings attributable to Jefferies Group LLC	19,962	2,057	59,833	11,682

	Three Months Ended
	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014
Total revenues	$723,004	$1,055,435	$970,786	$1,097,040
Net revenues	524,809	843,309	722,992	899,028
Earnings (loss) before income taxes	(114,020)	135,635	99,137	182,269
Net earnings (loss) attributable to Jefferies Group LLC	(99,759)	83,561	61,326	112,432

JEF - 82