Form 10-K/A
period 2015-12-31
LEUCADIA NATIONAL CORP
filed 2016-03-17
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5721
LEUCADIA NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

New York	13-2615557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 460-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Shares, par value $1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Explanatory Note

In reliance on General Instruction A. (4) to Form 10-K, we are filing this Amendment to our Form-10-K solely to add Schedule I as required pursuant to Rule 5.04 of Regulation S-X. This Amendment No. 1 on Form 10-K/A amends Leucadia National Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission on February 19, 2016 ("Original Report").

This Amendment does not reflect events occurring after the filing of the Original Report and does not modify or update disclosures as originally filed, except as required to reflect the additional information provided herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm	F-1***
Financial Statements:
Consolidated Statements of Financial Condition at December 31, 2015 and 2014	F-2***
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	F-3***
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013	F-5***
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-6***
Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013	F-8***
Notes to Consolidated Financial Statements	F-9***

(2)	Financial Statement Schedules.
Schedule I - Condensed Financial Information of Leucadia National Corporation (Parent Company Only) at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013.

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

3.7
Certificate of Amendment to the Certificate of Incorporation dated as of February 26, 2013 (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K on March 1, 2013 (the “March 1, 2013 Form 8-K”)).*

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

10.40
Amendment No. 1, dated as of May 16, 2006, to the Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).* +

10.41	Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).* +

10.42	Employment Agreement made as of June 30, 2005 by and between the Company and Joseph S. Steinberg (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 13, 2005).* +

10.43	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 19 of the Company’s Proxy Statement dated April 7, 2015).* +

10.44	First Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, dated as of December 30, 2011 (filed as Exhibit 10.1 to the December 30, 2011 8-K).*

10.45	Cattle Purchase and Sale Agreement by and between National Beef Packing Company, LLC and U.S. Premium Beef, LLC, dated as of December 30, 2011 (filed as Exhibit 10.6 to the December 30, 2011 8-K).*

10.46	Summary of executive bonus compensation (filed in the Company’s Current Report on Form 8-K dated January 20, 2016).* +

10.47	Summary of executive compensation for Richard B. Handler, Brian P. Friedman and Michael J. Sharp (filed in the Company’s Current Report on Form 8-K dated February 28, 2014).* +

10.48	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

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

10.54	Employment Agreement between Leucadia National Corporation and Teresa S. Gendron dated July 2, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2014).*+

21	Subsidiaries of the registrant.***

23.1
Consent of PricewaterhouseCoopers LLP, with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-191533).***

23.2
Consent of PricewaterhouseCoopers LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Group LLC and with respect to the incorporation by reference in the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-191533).***

23.3
Consent of PricewaterhouseCoopers LLP, with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-191533).

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

101
Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.***

101
Financial statements from the Annual Report on Form 10-K/A of Leucadia National Corporation for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) the Condensed Statements of Financial Condition, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Comprehensive Income (Loss), (iv) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements.

(c)	Financial statement schedules.

(1)	Jefferies Group LLC financial statements for the three months ended February 28, 2013.***
____________________________

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.
***
Included in Part IV in Leucadia National Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, which was initially filed with the U.S. Securities and Exchange Commission on February 19, 2016.

Schedule I - Condensed Financial Information of Registrant
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition
December 31, 2015 and 2014
(Dollars in thousands, except par value)

	2015	2014
ASSETS
Cash and cash equivalents	$353	$81
Financial instruments owned:
Trading assets, at fair value	750,116	—
Available for sale securities	14,104	11,927
Total financial instruments owned	764,220	11,927
Investments in subsidiaries	18,348,067	17,650,659
Advances to subsidiaries	123,805	114,220
Investments in associated companies	244,206	234,223
Deferred tax asset, net	221,310	247,330
Other assets	66,360	16,288
Total	$19,768,321	$18,274,728

LIABILITIES
Accrued interest payable	$11,447	$22,429
Pension liabilities	78,007	107,939
Other payables, expense accruals and other liabilities	103,438	129,125
Advances from subsidiaries	8,060,608	6,142,615
Long-term debt	988,610	1,445,462
Total liabilities	9,242,110	7,847,570

Commitments and contingencies

MEZZANINE EQUITY
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares;
362,617,423 and 367,498,615 shares issued and outstanding, after deducting
53,755,292 and 48,447,573 shares held in treasury	362,617	367,499
Additional paid-in capital	4,986,819	5,059,508
Accumulated other comprehensive income	438,793	447,082
Retained earnings	4,612,982	4,428,069
Total Leucadia National Corporation shareholders’ equity	10,401,211	10,302,158

Total	$19,768,321	$18,274,728

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Operations
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share amounts)

	2015	2014	2013
Revenues:
Principal transactions	$491,341	$—	$—
Net realized securities losses	—	—	(804)
Other	1,477	752	1,535
Total revenues	492,818	752	731

Expenses:
Compensation and benefits	58,899	60,830	68,806
WilTel pension	50,836	9,298	10,205
Interest	85,884	98,115	71,620
Intercompany interest expense	241,906	178,027	157,183
Selling, general and other expenses	28,081	115,163	40,502
	465,606	461,433	348,316
Income (loss) from continuing operations before income taxes, income related to associated companies and equity in earnings of subsidiaries	27,212	(460,681)	(347,585)
Income related to associated companies	3,479	3,763	3,896
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	30,691	(456,918)	(343,689)
Income tax provision (benefit)	267	(139,832)	(105,053)
Income (loss) from continuing operations before equity in earnings of subsidiaries	30,424	(317,086)	(238,636)
Equity in earnings of subsidiaries, net of taxes	247,704	541,680	658,184
Income from continuing operations	278,128	224,594	419,548
Equity in income (loss) from discontinued operations, net of taxes	429	(17,893)	(60,026)
Equity in gain on disposal of discontinued operations, net of taxes	5,093	1,667	13,115
Net income	283,650	208,368	372,637
Preferred stock dividends	(4,063)	(4,062)	(3,397)
Net income attributable to Leucadia National Corporation common shareholders	$279,587	$204,306	$369,240

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.73	$0.58	$1.20
Income (loss) from discontinued operations	—	(0.05)	(0.17)
Gain on disposal of discontinued operations	0.01	0.01	0.04
Net income	$0.74	$0.54	$1.07

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.73	$0.58	$1.20
Income (loss) from discontinued operations	—	(0.05)	(0.17)
Gain on disposal of discontinued operations	0.01	0.01	0.03
Net income	$0.74	$0.54	$1.06

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Comprehensive Income (Loss)
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net income	$283,650	$208,368	$372,637
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(5,029), $(4,923) and $(543)	(9,057)	(8,866)	(979)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $6,068, $1,631 and $118,292	(10,930)	(2,939)	(213,058)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(11,097), $(6,554) and $(118,835)	(19,987)	(11,805)	(214,037)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(5,174), $(6,837) and $865	(36,477)	(43,307)	22,900
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $149 and $0	—	(267)	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(5,174), $(6,986) and $865	(36,477)	(43,574)	22,900

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $0, $0 and $(9)	—	—	(15)
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $(95) and $0	—	169	—
Net change in unrealized derivative gains (losses), net of income tax provision (benefit) of $0, $95 and $(9)	—	169	(15)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $7,152, $(17,698) and $11,685	17,073	(38,959)	19,274
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(17,159), $(1,676) and $(2,665)	31,102	3,201	4,799
Net change in pension liability benefits, net of income tax provision (benefit) of $24,311, $(16,022) and $14,350	48,175	(35,758)	24,073

Other comprehensive loss, net of income taxes	(8,289)	(90,968)	(167,079)

Comprehensive income	275,361	117,400	205,558
Preferred stock dividends	(4,063)	(4,062)	(3,397)

Comprehensive income attributable to Leucadia National Corporation common shareholders	$271,298	$113,338	$202,161

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net cash flows from operating activities:
Net income	$283,650	$208,368	$372,637
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax benefit	(2,457)	(15,302)	(5,146)
Accretion of interest	1,788	2,029	1,222
Share-based compensation	74,087	109,838	87,230
Equity in earnings of subsidiaries	(253,226)	(525,454)	(611,273)
Net securities losses	—	—	804
Income related to associated companies	(3,479)	(3,763)	(3,896)
Distributions from associated companies	312	2,429	2,116
Change in estimated litigation reserve	(88,500)	88,500	—
Net change in:
Trading assets	(615,768)	—	—
Other assets	(47,261)	(5,674)	(514)
Accrued interest payable	(10,982)	(762)	631
Pension liabilities	49,835	9,299	6,729
Other payables, expense accruals and other liabilities	5,451	(16,211)	(8,889)
Other	5,112	4,153	3,436
Net cash used for operating activities	(601,438)	(142,550)	(154,913)

Net cash flows from investing activities:
Investments in subsidiaries	(637,400)	(1,460,159)	(44,870)
Distributions from subsidiaries	119,695	97,331	95,635
Advances on notes, loans and other receivables	(279,000)	(6,500)	—
Collections on notes, loans and other receivables	144,652	6,500	—
Investments in associated companies	(8,101)	(1,399)	(1,350)
Capital distributions from associated companies	1,317	730	3,367
Purchases of investments (other than short-term)	(7,968)	(11,628)	—
Proceeds from sales of investments	—	—	1,373
Other	276	184	172
Net cash provided by (used for) investing activities	(666,529)	(1,374,941)	54,327
(continued)

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows, continued
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$—	$—	$984,674
Reduction of debt	(458,641)	(34)	(401,909)
Advances from (to) subsidiaries, net	1,943,961	1,683,949	(356,224)
Issuance of common shares	1,223	2,190	5,557
Purchase of common shares for treasury	(125,754)	(75,728)	(40,024)
Dividends paid	(92,550)	(93,071)	(91,335)
Net cash provided by financing activities	1,268,239	1,517,306	100,739

Net increase (decrease) in cash and cash equivalents	272	(185)	153

Cash and cash equivalents at January 1,	81	266	113

Cash and cash equivalents at December 31,	$353	$81	$266

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$95,074	$96,847	$69,767
Income tax payments, net	$(2,332)	$13,463	$12,319
Non-cash investing activities:
Common stock issued for acquisition of Jefferies Group LLC	$—	$—	$3,385,699
Issuance of mandatorily redeemable convertible preferred shares for acquisition of Jefferies Group LLC	$—	$—	$125,000
Investments contributed to subsidiary	$—	$5,000	$—
Investments transferred from subsidiary	$—	$43,602	$—
Non-cash financing activities:
Net assets excluding cash and cash equivalents of Crimson Wine Group, Ltd., which was spun off	$—	$—	$175,958
Issuance of common shares for debt conversion	$—	$97,546	$—

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Notes to Condensed Financial Statements

1. Introduction and Basis of Presentation

The accompanying condensed financial statements (the "Parent Company Financial Statements"), including the notes thereto, should be read in conjunction with the consolidated financial statements of Leucadia National Corporation and Subsidiaries (the "Company") and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 10-K"). For purposes of these condensed non-consolidated financial statements, the Company's wholly-owned and majority owned subsidiaries are accounted for using the equity method of accounting ("equity method subsidiaries").

The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Significant Accounting Policies, in the Company's consolidated financial statements included in the 2015 10-K.

The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, goodwill and intangible assets, the ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

2. Transactions with Subsidiaries

The Parent Company has transactions with its equity method subsidiaries, many of which are structured as interest bearing advances to/from its subsidiaries. Intercompany interest expense primarily reflects the interest on funding advances incurred by the Parent to its wholly-owned subsidiary which holds assets related to its treasury function. Interest is incurred on funding advances based on the prime rate plus .125%. Although there is frequent cash movement between these subsidiaries and the Parent, they do not represent cash dividends. As such, the Parent Company received no cash dividends from its subsidiaries during the three years ended December 31, 2015.

In 2014, the Parent Company agreed to a settlement relating to the acquisition of its wholly-owned subsidiary, Jefferies Group LLC. Amounts accrued in 2014, include $70.0 million to certain former equity holders of Jefferies Group Inc., along with attorney fees and are included in the Selling, general and other expenses line item in the Statements of Operations.

3. Commitments, Contingencies and Guarantees

In the normal course of its business, the Parent Company has various commitments, contingencies and guarantees as described in Note 26, Commitments, Contingencies and Guarantees, and Note 18, Mezzanine Equity, in the Company's consolidated financial statements included in the 2015 10-K.

4. Restricted Net Assets

For a discussion of the Company's regulatory requirements, see Note 27, Net Capital Requirements, in the Company's consolidated financial statements included in the 2015 10-K. Some of the Company's consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the Parent Company.

At December 31, 2015 and 2014, $6,264.4 million and $6,230.4 million, respectively, of net assets of the Parent Company's consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the Parent Company. At December 31, 2015 and 2014, $5,202.7 million and $5,357.7 million, respectively, of these net assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the Parent Company.

Included in retained earnings of the Parent Company at December 31, 2015 and 2014 are $117.1 million and $123.4 million, respectively, of undistributed earnings of unconsolidated associated companies. For further information, see Note 11, Loans to and Investments in Associated Companies, in the Company's consolidated financial statements included in the 2015 10-K.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Shareholders of Leucadia National Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of Leucadia National Corporation referred to in our report dated February 19, 2016 appearing in the 2015 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule, which consists of the condensed statements of financial condition as of December 31, 2015 and 2014 and the related condensed statements of operations and comprehensive income, and of cash flows of Leucadia National Corporation for the years ended December 31, 2015, 2014 and 2013, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 17, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION

Date: March 17, 2016	By:	/s/ John M. Dalton
John M. Dalton
Vice President and Controller
(Principal Accounting Officer)