Form 10-Q
period 2016-03-31
LEUCADIA NATIONAL CORP
filed 2016-05-04
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
YES            _____   NO            X

The number of shares outstanding of each of the issuer’s classes of common stock at April 28, 2016 was 362,330,232.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2016 and December 31, 2015
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$2,604,066	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	679,812	751,084
Financial instruments owned, including securities pledged of $11,174,383 and $12,207,123:
Trading assets, at fair value	15,144,599	18,293,090
Available for sale securities	398,856	207,355
Total financial instruments owned	15,543,455	18,500,445
Investments in managed funds	546,805	603,720
Loans to and investments in associated companies	1,843,470	1,757,369
Securities borrowed	7,347,587	6,975,136
Securities purchased under agreements to resell	3,526,686	3,854,746
Receivables	4,178,419	3,830,967
Property, equipment and leasehold improvements, net	721,060	721,875
Intangible assets, net and goodwill	2,622,351	2,648,362
Deferred tax asset, net	1,646,292	1,575,368
Other assets	1,874,362	1,473,464
Total	$43,134,365	$46,331,184

LIABILITIES
Short-term borrowings	$311,885	$310,659
Trading liabilities, at fair value	7,542,927	6,840,430
Securities loaned	2,670,611	3,014,300
Securities sold under agreements to repurchase	8,252,356	9,966,868
Other secured financings	1,028,569	908,741
Payables, expense accruals and other liabilities	5,124,603	7,107,081
Long-term debt	7,620,461	7,400,582
Total liabilities	32,551,412	35,548,661

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	208,773	191,633
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 362,329,220 and 362,617,423 shares issued and outstanding, after deducting 54,043,495 and 53,755,292 shares held in treasury	362,329	362,617
Additional paid-in capital	4,968,447	4,986,819
Accumulated other comprehensive income	394,004	438,793
Retained earnings	4,366,525	4,612,982
Total Leucadia National Corporation shareholders’ equity	10,091,305	10,401,211
Noncontrolling interests	157,875	64,679
Total equity	10,249,180	10,465,890

Total	$43,134,365	$46,331,184

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2016 and 2015
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,

	2016	2015
Revenues:
Beef processing services	$1,631,371	$1,852,311
Commissions	155,824	166,922
Principal transactions	(102,483)	729,235
Investment banking	230,930	250,995
Interest income	232,016	237,599
Net realized securities gains	728	15,089
Other	58,923	124,370
Total revenues	2,207,309	3,376,521
Interest expense	192,203	191,838
Net revenues	2,015,106	3,184,683

Expenses:
Cost of sales	1,648,052	1,922,223
Compensation and benefits	389,407	410,852
Floor brokerage and clearing fees	40,479	55,080
Interest	22,318	31,422
Depreciation and amortization	49,610	52,440
Selling, general and other expenses	187,255	166,010
	2,337,121	2,638,027
Income (loss) before income taxes and income related to associated companies	(322,015)	546,656
Income related to associated companies	20,052	40,451
Income (loss) before income taxes	(301,963)	587,107
Income tax provision (benefit)	(83,361)	212,678
Net income (loss)	(218,602)	374,429
Net loss attributable to the noncontrolling interests	1,052	234
Net (income) loss attributable to the redeemable noncontrolling interests	(4,314)	7,112
Preferred stock dividends	(1,016)	(1,016)

Net income (loss) attributable to Leucadia National Corporation common shareholders	$(222,880)	$380,759

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$(0.60)	$1.00

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$(0.60)	$0.99

Amounts attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$(222,880)	$380,759

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2016 and 2015
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2016	2015

Net income (loss)	$(218,602)	$374,429
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(522) and $(619)	(940)	(1,115)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $14 and $2,944	(26)	(5,303)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(536) and $(3,563)	(966)	(6,418)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $3,236 and $(5,768)	(43,921)	(14,721)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $3,236 and $(5,768)	(43,921)	(14,721)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $0 and $0	(302)	—
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income (loss), net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $0 and $0	(302)	—

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0 and $0	—	—
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(178) and $(653)	400	1,175
Net change in pension liability, net of income tax provision (benefit) of $178 and $653	400	1,175

Other comprehensive income (loss), net of income taxes	(44,789)	(19,964)

Comprehensive income (loss)	(263,391)	354,465
Comprehensive loss attributable to the noncontrolling interests	1,052	234
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	(4,314)	7,112
Preferred stock dividends	(1,016)	(1,016)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$(267,669)	$360,795

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
Net cash flows from operating activities:
Net income (loss)	$(218,602)	$374,429
Adjustments to reconcile net income (loss) to net cash used for operations:
Deferred income tax provision (benefit)	(81,521)	214,612
Depreciation and amortization	35,167	40,328
Share-based compensation	6,933	32,794
Provision for doubtful accounts	11,003	3,636
Net securities gains	(728)	(15,089)
(Income) loss related to associated companies	3,364	(61,140)
Distributions from associated companies	13,908	39,703
Net (gains) losses related to property and equipment, and other assets	5,874	(659)
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	70,939	257,319
Trading assets	3,041,330	(1,095,937)
Investments in managed funds	49,350	(312,111)
Securities borrowed	(385,463)	285,891
Securities purchased under agreements to resell	298,260	179,290
Receivables from brokers, dealers and clearing organizations	(204,142)	(38,561)
Receivables from customers of securities operations	6,966	(94,841)
Other receivables	(22,889)	(28,557)
Other assets	(370,398)	(124,643)
Trading liabilities	761,729	(966,190)
Securities loaned	(295,559)	575,750
Securities sold under agreements to repurchase	(1,721,276)	654,705
Payables to brokers, dealers and clearing organizations	(1,492,311)	384,163
Payables to customers of securities operations	(180,980)	(1,481,640)
Trade payables, expense accruals and other liabilities	(262,392)	(487,782)
Other	8,645	(62,857)
Net cash used for operating activities	(922,793)	(1,727,387)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(90,722)	(62,821)
Proceeds from disposals of property and equipment, and other assets	5,298	3,103
Advances on notes, loans and other receivables	(148,622)	(283,000)
Collections on notes, loans and other receivables	11,686	21,836
Loans to and investments in associated companies	(284,820)	(607,025)
Capital distributions and loan repayments from associated companies	193,952	560,043
Purchases of investments (other than short-term)	(295,088)	(400,484)
Proceeds from maturities of investments	18,358	139,988
Proceeds from sales of investments	83,460	897,246
Other	(5,959)	(966)
Net cash provided by (used for) investing activities	(512,457)	267,920
(continued)
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the periods ended March 31, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$262,249	$127,486
Change in short-term borrowings	1,226	399,998
Reduction of debt	(34,937)	(15,448)
Net proceeds from other secured financings	119,794	245,251
Issuance of common shares	531	616
Distributions to noncontrolling interests	(271)	—
Contributions from noncontrolling interests	94,904	533
Purchase of common shares for treasury	(9,624)	(27,010)
Dividends paid	(23,001)	(23,359)
Other	153	246
Net cash provided by financing activities	411,024	708,313

Effect of foreign exchange rate changes on cash	(10,356)	(1,097)

Net decrease in cash and cash equivalents	(1,034,582)	(752,251)

Cash and cash equivalents at January 1,	3,638,648	4,276,775

Cash and cash equivalents at March 31,	$2,604,066	$3,524,524

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$195,300	$204,769
Income tax payments (refunds), net	$(8,596)	$828

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2016 and 2015
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2015	$367,499	$5,059,508	$447,082	$4,428,069	$10,302,158	$67,864	$10,370,022
Net income				380,759	380,759	(234)	380,525
Other comprehensive loss, net of taxes			(19,964)		(19,964)		(19,964)
Contributions from noncontrolling interests					—	533	533
Change in interest in consolidated subsidiary		(370)			(370)	370	—
Share-based compensation expense		32,794			32,794		32,794
Change in fair value of redeemable noncontrolling interests		11,033			11,033		11,033
Purchase of common shares for treasury	(1,182)	(25,828)			(27,010)		(27,010)
Dividends ($.0625 per common share)				(23,862)	(23,862)		(23,862)
Other	404	(4,104)			(3,700)		(3,700)

Balance, March 31, 2015	$366,721	$5,073,033	$427,118	$4,784,966	$10,651,838	$68,533	$10,720,371

Balance, January 1, 2016	$362,617	$4,986,819	$438,793	$4,612,982	$10,401,211	$64,679	$10,465,890
Net loss				(222,880)	(222,880)	(1,052)	(223,932)
Other comprehensive loss, net of taxes			(44,789)		(44,789)		(44,789)
Contributions from noncontrolling interests					—	94,904	94,904
Distributions to noncontrolling interests					—	(271)	(271)
Deconsolidation of asset management entities					—	(385)	(385)
Share-based compensation expense		6,933			6,933		6,933
Change in fair value of redeemable noncontrolling interests		(12,835)			(12,835)		(12,835)
Purchase of common shares for treasury	(583)	(9,041)			(9,624)		(9,624)
Dividends ($.0625 per common share)				(23,577)	(23,577)		(23,577)
Other	295	(3,429)			(3,134)		(3,134)

Balance, March 31, 2016	$362,329	$4,968,447	$394,004	$4,366,525	$10,091,305	$157,875	$10,249,180

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

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), FXCM (a publicly traded company providing online foreign exchange trading), HomeFed (a publicly traded real estate company) and Foursight Capital and Chrome Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group ("HRG"), formerly known as Harbinger (a publicly traded diversified holding company), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Conwed Plastics and Idaho Timber (manufacturing companies), and Golden Queen (a gold and silver mining project). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, receivables, securities, or in other ways, depending on the structure of our specific holdings.

Jefferies is a global full-service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Babson Capital Management LLC and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC.  Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the U.S.

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of March 2016 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have included in our consolidated financial statements investments of $126.5 million made by Jefferies during March 2016, which were made after Jefferies fiscal quarter end but before March 31, 2016.

Leucadia Asset Management supports and develops focused alternative asset management businesses led by distinct management teams. These primarily include Folger Hill, a multi-manager discretionary long/short equity hedge fund platform; Topwater Capital, a first-loss hedge fund; and 54 Madison Capital, LLC ("54 Madison"), which targets real estate projects.

Our investment in FXCM Inc. and some of its subsidiaries (collectively, "FXCM") currently consists of a senior secured term loan due January 2017 ($192.7 million outstanding at March 31, 2016), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018. On March 10, 2016, we and FXCM entered into a nonbinding memorandum of understanding that would amend the terms of the term loan and rights to certain distributions in connection with an FXCM sale of assets. See Note 3 to our consolidated financial statements for additional information.

Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway Inc., is a commercial real estate company providing capital solutions, investment sales advisory, research and servicing for multifamily and commercial properties.

We own an approximate 65% equity method interest in HomeFed, which owns and develops residential and mixed use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board.

We own 100% of Foursight Capital, an auto loan originator and servicer, and 83% of Chrome Capital, which provides leases on used Harley-Davidson motorcycles.

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

We own approximately 23% of HRG, a public company traded on the NYSE, and we reflect this investment at fair value based on quoted market prices. Its consumer products segment contains an approximate 58% ownership stake in Spectrum Brands, a global consumer products company. Its insurance segment includes an approximate 81% ownership stake in Fidelity & Guaranty Life ("FGL"). On November 8, 2015, FGL and Anbang Insurance Group Co., Ltd. ("Anbang") entered into a definitive merger agreement pursuant to which Anbang will acquire FGL for $26.80 per share.

Vitesse Energy, LLC is our 96% owned consolidated subsidiary that acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana.

Juneau Energy, LLC, is our 98% owned consolidated subsidiary that engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.

Garcadia is an equity method joint venture that owns and operates 27 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75% of Garcadia.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 56% of Linkem's common equity.  Linkem provides residential broadband services using WiMAX and LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

Conwed Plastics is our consolidated subsidiary that manufactures and markets lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes.

Idaho Timber is our wholly-owned subsidiary engaged in the manufacture and distribution of various wood products, including the following principal product activities:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.

Golden Queen Mining Company, LLC ("Golden Queen") owns the Soledad Mountain project, a fully-permitted, open pit, heap leach gold and silver project in Kern County, California.  We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen for the development and operation of the project. Our effective ownership of Golden Queen is approximately 35% and is accounted for under the equity method.

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

Receivables

At March 31, 2016 and December 31, 2015, Receivables include receivables from brokers, dealers and clearing organizations of $1,803.5 million and $1,616.3 million, respectively, and receivables from customers of securities operations of $1,177.3 million and $1,191.3 million, respectively.

Payables, expense accruals and other liabilities
At March 31, 2016 and December 31, 2015, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $1,242.5 million and $2,757.2 million, respectively, and payables to customers of securities operations of $2,599.5 million and $2,780.5 million, respectively.
Accounting Developments

Revenue Recognition.  In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance originally was effective for interim and annual periods beginning after December 15, 2016.  In August 2015, the FASB issued guidance that deferred the effective date by one year, with early adoption on the original effective date permitted.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Consolidation.  In January 2016, we adopted the FASB's new guidance that amended the consolidation guidance including changes to both the variable and voting interest models used to evaluate whether an entity should be consolidated.  This guidance also eliminates the deferral of certain consolidation standards for entities considered to be investment companies.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Debt Issuance Costs.  In January 2016, we adopted the FASB's new guidance that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability.  The guidance is effective retrospectively and we have adopted this guidance in the first quarter of 2016. The adoption of this guidance resulted in the following adjustments to the Consolidated Statement of Financial Condition on December 31, 2015: a decrease of $8.6 million to Other assets, a decrease of $7.0 million to Long-term debt and a decrease of $1.6 million to Other secured financings. The adoption of this guidance also resulted in the following adjustments to the Consolidated Statement of Operations for the first quarter of 2015: a decrease of $1.0 million to Selling, general and other expenses and an increase of $1.0 million to Interest.

Financial Instruments. In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of the new guidance related to equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments on our consolidated financial statements. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option and we have early adopted this guidance in the first quarter of 2016. This guidance did not have a material effect on our consolidated financial statements.

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of lease assets and lease liabilities on the statement of financial condition. The guidance is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Share-Based Payments to Employees. In March 2016, the FASB issued new guidance to simplify and improve accounting for share-based payments. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments and trading liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $32.8 million and $36.7 million, respectively, by level within the fair value hierarchy at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,432,334	$140,168	$30,540	$—	$2,603,042
Corporate debt securities	—	2,516,929	25,634	—	2,542,563
Collateralized debt obligations	—	61,290	67,348	—	128,638
U.S. government and federal agency securities	1,018,909	310,273	—	—	1,329,182
Municipal securities	—	609,169	—	—	609,169
Sovereign obligations	1,490,358	799,541	119	—	2,290,018
Residential mortgage-backed securities	—	2,243,865	68,019	—	2,311,884
Commercial mortgage-backed securities	—	816,047	21,994	—	838,041
Other asset-backed securities	—	263,877	33,124	—	297,001
Loans and other receivables	—	820,132	155,442	—	975,574
Derivatives	938	6,173,287	22,975	(5,850,803)	346,397
Investments at fair value	—	54	275,389	—	275,443
Investment in FXCM	—	—	564,800	—	564,800
Total trading assets, excluding Investments at fair value based on NAV	$4,942,539	$14,754,632	$1,265,384	$(5,850,803)	$15,111,752

Available for sale securities:
Corporate equity securities	$72,000	$—	$—	$—	$72,000
Corporate debt securities	—	4,539	—	—	4,539
U.S. government securities	302,428	—	—	—	302,428
Residential mortgage-backed securities	—	9,866	—	—	9,866
Commercial mortgage-backed securities	—	2,126	—	—	2,126
Other asset-backed securities	—	7,897	—	—	7,897
Total available for sale securities	$374,428	$24,428	$—	$—	$398,856
Cash and cash equivalents	$2,604,066	$—	$—	$—	$2,604,066
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (3)	$679,812	$—	$—	$—	$679,812

Liabilities:
Trading liabilities:
Corporate equity securities	$1,637,749	$75,166	$38	$—	$1,712,953
Corporate debt securities	—	1,877,856	—	—	1,877,856
U.S. government and federal agency securities	1,299,982	—	—	—	1,299,982
Sovereign obligations	1,131,337	710,989	—	—	1,842,326
Residential mortgage-backed securities	—	20,585	—	—	20,585
Loans	—	432,782	7,744	—	440,526
Derivatives	302	6,192,855	34,732	(5,879,190)	348,699
Total trading liabilities	$4,069,370	$9,310,233	$42,514	$(5,879,190)	$7,542,927
Other secured financings	$—	$—	$538	$—	$538
Debt-structured notes	$—	$37,118	$—	$—	$37,118

	December 31, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,803,243	$133,732	$40,906	$—	$2,977,881
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
Collateralized debt obligations	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	2,253	4,406,207	19,785	(4,165,446)	262,799
Investments at fair value	—	26,224	199,794	—	226,018
Investment in FXCM	—	—	625,689	—	625,689
Total trading assets, excluding Investments at fair value based on NAV	$6,611,880	$14,495,857	$1,314,065	$(4,165,446)	$18,256,356

Available for sale securities:
Corporate equity securities	$73,579	$—	$—	$—	$73,579
Corporate debt securities	—	4,744	—	—	4,744
U.S. government securities	63,945	—	—	—	63,945
Residential mortgage-backed securities	—	23,240	—	—	23,240
Commercial mortgage-backed securities	—	2,374	—	—	2,374
Other asset-backed securities	—	39,473	—	—	39,473
Total available for sale securities	$137,524	$69,831	$—	$—	$207,355
Cash and cash equivalents	$3,638,648	$—	$—	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$751,084	$—	$—	$—	$751,084

Liabilities:
Trading liabilities:
Corporate equity securities	$1,428,048	$36,518	$38	$—	$1,464,604
Corporate debt securities	—	1,556,941	—	—	1,556,941
Collateralized debt obligations	1,488,121	—	—	—	1,488,121
U.S. government and federal agency securities	837,614	505,382	—	—	1,342,996
Sovereign obligations	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,456,334	19,543	(4,257,998)	218,243
Total trading liabilities	$3,754,147	$7,314,231	$30,050	$(4,257,998)	$6,840,430
Other secured financings	$—	$—	$544	$—	$544

(1)	There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and during the year ended December 31, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million at March 31, 2016.

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

Investments at Fair Value

Investments at fair value included in Trading assets on the Consolidated Statements of Financial Condition include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company.  Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.  Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany.  Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

Investment in FXCM

In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017, with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions is as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $500 million (this was an amount initially set at a range between $500 million to $680 million and based on payments made by FXCM to us through April 16, 2015, this amount became $500 million); and 60% of all amounts thereafter.  During the three months ended March 31, 2016, we received $7.7 million of principal, interest and fees from FXCM and $192.7 million remained outstanding under the credit agreement as of March 31, 2016. Through the first quarter of 2016 interest accrued at 16.0% per annum; in the second quarter of 2016 interest will accrue at 17.5% per annum.

FXCM is considered a variable interest entity and our term loan with rights is a variable interest.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM’s performance.  Therefore, we do not consolidate FXCM.

We view the FXCM loan and associated rights as one integrated transaction; since the rights, as derivatives, are accounted for at fair value, we have elected the fair value option for the loan.  The total amount of our investment in FXCM is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, are included within Principal transactions in the Consolidated Statements of Operations.  During the three months ended March 31, 2016 and 2015, we recorded in Principal transactions an aggregate $(53.2) million and $686.6 million, respectively, of unrealized and realized gains (losses), interest income and fees relating to our investment in FXCM.  Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of our investment ($564.8 million at March 31, 2016).

On March 10, 2016 we and FXCM entered into a nonbinding memorandum of understanding that would amend the terms of the FXCM loan and associated rights. Among other changes, the proposed amendments would extend the maturity of the term loan by one year to January 2018 to allow FXCM more time to optimize remaining asset sales; give Leucadia a 49.9% common membership interest in FXCM Newco, LLC ("FXCM Newco") as well as non-voting preferred shares; create an eight-member board for FXCM Newco, comprised of three directors appointed by Leucadia, three directors appointed by FXCM, and two independent directors; and put in place a long-term incentive program for FXCM senior management. The nonbinding memorandum of understanding remains subject to the execution of definitive agreements and Board and regulatory approvals.

We engaged an independent valuation firm to assist management in estimating the fair value of our loan and rights in FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.  Because of these inputs and the degree of judgment involved, we have categorized our FXCM investment in Level 3.  The valuation is most significantly impacted by the inputs and assumptions related to the publicly traded stock price, volatility and the time to liquidity event.  A $1.00 change in the price of FXCM’s shares alone (representing about 9% of the price at March 31, 2016 of its common stock), would result in a change of about $17 million in this valuation, assuming no change in any other factors we considered.  Likewise, a 10% change in the assumed volatility would result in a change of about $20 million in this valuation, assuming no other change in any other factors.  A three month change in the estimated time to liquidity event would result in a change of about $7 million in this valuation, assuming no change in any other factors. As we adjust to fair value each quarter, we anticipate there could be volatility in the FXCM valuation, which could materially impact our results in a given period.

Investments at Fair Value based on NAV and Investments in Managed Funds

Investments at fair value based on NAV and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and other funds, which are measured at the NAV of the funds provided by the fund managers and are excluded from the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company and are measured based on NAV (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
March 31, 2016
Equity Long/Short Hedge Funds (2)	$424,516	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	1,321	—	—
Fund of Funds (4)	279	—	—
Equity Funds (5)	39,496	20,512	—
Multi-strategy Fund (7)	114,040	—	—
Total	$579,652	$20,512

December 31, 2015
Equity Long/Short Hedge Funds (2)	$482,570	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Convertible Bond Funds (6)	326	—	At Will
Multi-strategy Fund (7)	113,458	—	—
Total	$640,455	$20,885

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At March 31, 2016 and December 31, 2015, investments with a fair value of $97.5 million and $107.1 million are redeemable with 30 to 90 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $54.4 million and $52.4 million at March 31, 2016 and December 31, 2015, respectively.  At March 31, 2016 and December 31, 2015, this category also includes investments in Folger Hill feeder funds that invest solely in a Folger Hill master fund that makes long/short equity investments, with broad industry and geographic diversification.  Investment in these funds is subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  At March 31, 2016 and December 31, 2015, our investments in these funds had an aggregate fair value of $327.0 million and $375.5 million, respectively.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions.  At March 31, 2016 and December 31, 2015, the underlying assets of 7% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds.  At March 31, 2016 and December 31, 2015, approximately 69% and 95%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions; instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to start liquidating in the next nine months.  For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At March 31, 2016 and December 31, 2015, approximately 99% and 100%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

(6)
Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by Jefferies that invested primarily in convertible bonds.  The remaining investments were in liquidation at December 31, 2015 and the underlying assets were fully liquidated during the three months ended March 31, 2016.

(7)
Investment in private asset management fund managed by us that employs a variety of investment strategies and can invest in U.S. and non-U.S. equity and equity related securities, futures, exchange traded funds, fixed income securities, preferred securities, options, forward contracts and swaps.  Withdrawals during any calendar quarter are limited to 25% of the fund’s net asset value.  This restriction can be waived by us, in our sole discretion.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.

Debt-Structured Notes

Long-term debt includes variable rate and fixed to floating rate structured notes that contain payment terms and redemption values based on the performance of certain interest rate indices and are generally measured using valuation models for the derivative and debt portions of the notes. These models incorporate market price quotations from external pricing sources referencing the appropriate interest rate curves and are generally categorized within Level 2 of the fair value hierarchy. The impact of Jefferies credit spreads is also included based on observed secondary bond market spreads and asset-swap spreads.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
	Balance, December 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at March 31, 2016	Changes in unrealized gains (losses) relating to instruments still held at March 31, 2016(1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$3,071	$2,087	$—	$—	$—	$(15,524)	$30,540	$3,560
Corporate debt securities	25,876	(2,602)	15,337	(15,129)	(111)	—	2,263	25,634	(2,540)
Collateralized debt obligations	85,092	(16,573)	1,021	(20,178)	(463)	—	18,449	67,348	(17,003)
Sovereign obligations	120	(1)	—	—	—	—	—	119	(1)
Residential mortgage-backed securities	70,263	(4,548)	62,844	(64,926)	(114)	—	4,500	68,019	(3,358)
Commercial mortgage-backed securities	14,326	(971)	2,962	—	(878)	—	6,555	21,994	(1,387)
Other asset-backed securities	42,925	1,662	15,425	(2,100)	(1)	—	(24,787)	33,124	1,679
Loans and other receivables	189,289	(5,772)	181,264	(114,667)	(95,354)	—	682	155,442	(9,113)
Investments at fair value	199,794	48,618	1,187	—	(273)	—	26,063	275,389	48,618
Investment in FXCM	625,689	(53,203)	—	—	(7,686)	—	—	564,800	(53,203)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Net derivatives (2)	(242)	10,304	—	—	2,558	554	(1,417)	11,757	(8,135)
Loans	10,469	(345)	(2,240)	1,033	(1,077)	—	(96)	7,744	345
Other secured financings	544	(6)	—	—	—	—	—	538	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2016

During the three months ended March 31, 2016, transfers of assets of $119.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Collateralized debt obligations of $39.5 million and non-agency residential mortgage-backed securities of $20.4 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Investments at fair value of $26.1 million due to a lack of observable market transactions.

During the three months ended March 31, 2016, transfers of assets of $100.8 million from Level 3 to Level 2 are attributed to:

•
Other asset-backed securities of $28.8 million and non-agency residential mortgage-backed securities of $15.9 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $21.0 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.

Net losses on Level 3 assets were $30.3 million and net losses on Level 3 liabilities were $10.0 million for three months ended March 31, 2016.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of collateralized debt obligations, loans and other receivables, residential mortgage-backed securities and corporate debt securities, partially offset by an increase in valuations of investments at fair value, corporate equity securities and other asset-backed securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
	Balance, December 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, March 31, 2015	Changes in unrealized gains (losses) relating to instruments still held at March 31, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,964	$63	$—	$(168)	$—	$—	$(2,649)	$18,210	$243
Corporate debt securities	22,766	(311)	469	(533)	—	—	2,404	24,795	43
Collateralized debt obligations	124,650	(17,642)	—	(13,519)	(1,296)	—	4,644	96,837	(17,506)
Sovereign obligations	—	13	—	(1)	—	—	321	333	12
Residential mortgage-backed securities	82,557	(2,863)	2,100	(1,375)	(23)	—	(443)	79,953	783
Commercial mortgage-backed securities	26,655	(531)	—	(382)	(6,864)	—	5,751	24,629	(1,369)
Other asset-backed securities	2,294	(167)	26	(1)	—	—	4,994	7,146	(167)
Loans and other receivables	97,258	(5,033)	40,019	(16,122)	(15,448)	—	10,736	111,410	(3,262)
Investments at fair value	77,047	566	5,010	(184)	(277)	—	69,203	151,365	572
Investment in FXCM	—	686,627	279,000	—	(18,627)	—	—	947,000	686,627
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	(115)	(6,683)	6,698	—	—	(123)	—	—
Net derivatives (2)	(4,638)	6,938	—	—	(58)	1,072	—	3,314	(8,771)
Loans	14,450	(39)	(2,877)	825	—	—	(3,032)	9,327	39
Other secured financings	30,825	—	—	—	(2,218)	36,995	—	65,602	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2015

During the three months ended March 31, 2015, transfers of assets of $205.2 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $35.3 million and commercial mortgage-backed securities of $10.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $16.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $64.6 million which have little to no transparency in trade activity;

•	Investments at fair value of $69.2 million due to lack of observable market transactions.

During the three months ended March 31, 2015, transfers of assets of $110.2 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $35.7 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $59.9 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.4 million due to an increase in observable market transactions.

Net gains on Level 3 assets were $660.7 million and net losses on Level 3 liabilities were $6.8 million for the three months ended March 31, 2015. Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM and certain investments at fair value, partially offset by a decrease in valuation of certain collateralized debt obligations, loans and other receivables, residential and commercial mortgage-backed securities and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance.  The range of unobservable inputs could differ significantly across different firms given the range of products offered in the financial services sector.  The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument; i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class.  Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the ranges of inputs are reflective of the differences in the underlying characteristics of the financial instruments in each category.

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

March 31, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$27,079
Non-exchange traded securities		Market approach	EBITDA (a) multiple	15.2	—
			Underlying stock price	$1.00 to $102	$15.2

Corporate debt securities	$21,487	Convertible bond model	Discount rate/yield	13%	—
			Volatility	40%	—
		Comparable pricing	Comparable bond price	$39	—

Collateralized debt obligations	$38,604	Discounted cash flows	Constant prepayment rate	10% to 20%	19%
			Constant default rate	2% to 10%	3%
			Loss severity	25% to 70%	31%
			Yield	5% to 20%	13%

Residential mortgage-backed securities	$68,019	Discounted cash flows	Constant prepayment rate	0% to 50%	12%
			Constant default rate	1% to 9%	1%
			Loss severity	25% to 70%	30%
			Yield	2% to 11%	6%

Commercial mortgage-backed securities	$21,994	Discounted cash flows	Yield	8% to 29%	14%
			Cumulative loss rate	2% to 69%	16%

Other asset-backed securities	$27,298	Discounted cash flows	Constant prepayment rate	0% to 20%	15%
			Constant default rate	0% to 15%	11%
			Loss severity	0% to 100%	83%
			Yield	4% to 24%	19%

Loans and other receivables	$120,475	Comparable pricing	Comparable loan price	$100	—
		Market approach	Discount rate/yield	2% to 51%	21%
			Transaction level	$81	—
		Scenario analysis	Estimated recovery percentage	6% to 100%	76%

Derivatives	$22,975
Commodity forwards		Market approach	Discount rate/yield	60%	—
			Transaction level	$6,500,000	—
Unfunded commitment		Comparable pricing	Comparable loan price	$100	—
Credit default swaps		Market approach	Credit spread	292 bps	—
Interest rate swaps		Market approach	Credit spread	667 bps to 800 bps	718 bps
Total return swaps		Comparable pricing	Comparable loan price	$90	—

Investments at fair value
Private equity securities	$35,455	Market approach	EBITDA (a) multiple	8.4	—
			Transaction level	$0 to $74	$55.0
			Enterprise value	$5,200,000	—
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$218,300	Discounted cash flows	Term based on the pay off	0 months to 1.25 years	0.9 years
Rights	346,500	Option pricing model	Volatility	100%	—
	$564,800

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$34,732
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$100	—
		Market approach	Discount rate/yield	3% to 35%	26%
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	14%	—
Foreign exchange forwards		Market approach	Credit spread	500 bps	—
Total return swaps		Comparable pricing	Comparable loan price	$90	—

Loans	$7,744	Comparable pricing	Comparable loan price	$100	—

December 31, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5 to $102	$19.0
Corporate debt securities	$20,257	Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—
Collateralized debt obligations	$49,923	Discounted cash flows	Constant prepayment rate	5% to 20%	13%
			Constant default rate	2% to 8%	2%
			Loss severity	25% to 90%	52%
			Yield	6% to 13%	10%
Residential mortgage-backed securities	$70,263	Discounted cash flows	Constant prepayment rate	0% to 50%	13%
			Constant default rate	1% to 9%	3%
			Loss severity	25% to 70%	39%
			Yield	1% to 9%	6%
Commercial mortgage-backed securities	$14,326	Discounted cash flows	Yield	7% to 30%	16%
			Cumulative loss rate	2% to 63%	23%
Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6% to 8%	7%
			Constant default rate	3% to 5%	4%
			Loss severity	55% to 75%	62%
			Yield	7% to 22%	18%
		Over-collateralization	Over-collateralization percentage	117% to 125%	118%
Loans and other receivables	$161,470	Comparable pricing	Comparable loan price	$99 to $100	$99.7
		Market approach	Yield	2% to 17%	12%
			EBITDA (a) multiple	10.0	—
		Scenario analysis	Estimated recovery percentage	6% to 100%	83%
Derivatives	$19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—
			Transaction level	$9,500,000	—
Unfunded commitment		Comparable pricing	Comparable loan price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swap		Comparable pricing	Comparable loan price	$91.7 to $92.4	$92.1
Investments at fair value
Private equity securities	$29,940	Market approach	Transaction level	$64	—
			Enterprise value	$5,200,000	—
			Discount rate	15% to 30%	23%
Investment in FXCM
Term loan	$203,700	Discounted cash flows	Term based on the pay off	0 months to 1.0 year	0.4 years
Rights	422,000	Option pricing model	Volatility	110%	—
	$625,700

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$79 to $100	$82.6
		Market approach	Discount rate/yield	3% to 10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swap		Comparable pricing	Comparable loan price	$91.7 to $92.4	$92.1
Loans	$10,469	Comparable pricing	Comparable loan price	$100	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At March 31, 2016 and December 31, 2015, asset exclusions consisted of $317.2 million and $280.6 million, respectively, primarily comprised of certain corporate debt and equity securities, investments at fair value, private equity securities, derivative contracts, collateralized debt obligations, sovereign obligations and certain loans and other receivables.  At March 31, 2016 and December 31, 2015, liability exclusions consisted of $0.5 million and $0.6 million, respectively, of certain corporate debt and equity securities and other secured financings.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, corporate debt securities, loan and unfunded commitments and total return swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan or bond price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield or volatility would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards, credit default swaps, interest rate swaps, foreign exchange forwards and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a corporate debt security, loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, loan and other receivable or commodity forward would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the enterprise value of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly (lower) higher fair value measurement.

•
Loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities, variable funding notes and unfunded commitments using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

•
Certain other asset-backed securities using an over-collateralization model. A significant increase (decrease) in the over-collateralization percentage would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using a default rate model. A significant increase (decrease) in default probability would result in a significantly higher (lower) fair value measurement.

•
Investment in FXCM using a discounted cash flow valuation technique and an option pricing model.  A significant increase (decrease) in term based on the time to pay off the loan would result in a higher (lower) fair value measurement.  A significant increase (decrease) in volatility or time to liquidity event would result in a significantly lower (higher) fair value measurement.

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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,

	2016	2015
Financial Instruments Owned:
Loans and other receivables	$(15,462)	$5,389

Financial Instruments Sold:
Loans	$48	$(1,022)
Loan commitments	$(3,746)	$(7,166)

Long-term Debt:
Changes in instrument specific credit risk (1)	$(302)	$—
Other changes in fair value (2)	$6,816	$—

(1) Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss).
(2) Other changes in fair value include $6.9 million included within Principal transactions revenues and $42,000 included within Interest expense on the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	March 31, 2016	December 31, 2015

Financial Instruments Owned:
Loans and other receivables (1)	$494,444	$408,369
Loans and other receivables greater than 90 days past due (1)	$29,555	$29,720
Loans and other receivables on nonaccrual status (1) (2)	$154,319	$54,652
Long-term Debt	$6,420	$—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 days past due.

The aggregate fair value of loans and other receivables that were 90 days or more past due was $11.0 million and $11.3 million at March 31, 2016 and December 31, 2015, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days or more past due, was $131.8 million and $307.5 million at March 31, 2016 and December 31, 2015, respectively.

We have elected the fair value option for Jefferies investment in KCG Holdings, Inc.  The change in the fair value of this investment was $(38.1) million and $34.6 million for three months ended March 31, 2016 and 2015, respectively

As of March 31, 2016 and December 31, 2015, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $649.1 million and $631.9 million at March 31,

2016 and December 31, 2015, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $17.2 million and $(78.3) million, respectively, during the three months ended March 31, 2016 and 2015 which is included in other merchant banking businesses.  We currently have two directors on HRG’s board.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provides an objectively determined fair value at each balance sheet date.  Our investment in HomeFed is the only other investment accounted for under the equity method of accounting that is also a publicly traded company for which we did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the NASD OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons we did not elect the fair value option for HomeFed.
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
Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are primarily recognized in Principal transactions in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies and our Leucadia Asset Management businesses may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities.  See Notes 3 and 21 for additional disclosures about derivative financial instruments.
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

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
March 31, 2016
Interest rate contracts	$4,788,299	42,354	$4,674,681	61,289
Foreign exchange contracts	466,668	10,812	477,496	9,962
Equity contracts	887,959	2,613,741	1,020,669	2,236,505
Commodity contracts	18,363	3,420	2,274	1,830
Credit contracts: centrally cleared swaps	4,344	102	276	11
Credit contracts: other credit derivatives	31,567	115	52,493	92
Total	6,197,200		6,227,889
Counterparty/cash-collateral netting	(5,850,803)		(5,879,190)
Total per Consolidated Statement of Financial Condition	$346,397		$348,699

December 31, 2015
Interest rate contracts	$2,910,093	56,748	$2,849,958	74,904
Foreign exchange contracts (1)	453,527	8,089	466,021	7,376
Equity contracts	1,017,611	3,057,754	1,094,597	2,947,416
Commodity contracts (1)	27,590	2,896	5,510	2,001
Credit contracts: centrally cleared swaps	2,447	299	841	44
Credit contracts: other credit derivatives	16,977	100	59,314	135
Total	4,428,245		4,476,241
Counterparty/cash-collateral netting	(4,165,446)		(4,257,998)
Total per Consolidated Statement of Financial Condition	$262,799		$218,243

(1)
Commodity contracts increased in assets by a fair value of $19.3 million and by 29 contracts and in liabilities by a fair value of $4.6 million and by 28 contracts with corresponding decreases in foreign exchange contracts from those amounts previously reported to correct for the classification of certain contracts. The total amount of contracts remained unchanged.

The following table presents unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,

	2016	2015
Interest rate contracts	$(68,513)	$(42,793)
Foreign exchange contracts	836	15,172
Equity contracts	(224,282)	71,041
Commodity contracts	729	14,491
Credit contracts	(10,975)	(6,042)
Total	$(302,205)	$51,869

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at March 31, 2016 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$6,725	$11,454	$—	$—	$18,179
Equity swaps and options	35,094	2,870	—	—	37,964
Credit default swaps	—	6,472	—	(85)	6,387
Total return swaps	24,628	297	—	(215)	24,710
Foreign currency forwards, swaps and options	69,199	20,257	—	(8,067)	81,389
Interest rate swaps, options and forwards	84,106	188,839	113,854	(76,104)	310,695
Total	$219,752	$230,189	$113,854	$(84,471)	479,324
Cross product counterparty netting					(6,972)

Total OTC derivative assets included in Trading assets					$472,352

(1)	At March 31, 2016, we held exchange traded derivative assets and other credit agreements with a fair value of $36.1 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At March 31, 2016 cash collateral received was $169.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$2,124	$—	$—	$—	$2,124
Equity swaps and options	7,929	20,068	617	—	28,614
Credit default swaps	—	8,421	1,094	(85)	9,430
Total return swaps	16,379	4,124	—	(215)	20,288
Foreign currency forwards, swaps and options	86,249	14,085	—	(8,067)	92,267
Fixed income forwards	7,405	—	—	—	7,405
Interest rate swaps, options and forwards	48,138	102,141	127,194	(76,104)	201,369
Total	$168,224	$148,839	$128,905	$(84,471)	361,497
Cross product counterparty netting					(6,972)

Total OTC derivative liabilities included in Trading liabilities					$354,525

(1)	At March 31, 2016, we held exchange traded derivative liabilities and other credit agreements with a fair value of $170.0 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At March 31, 2016, cash collateral pledged was $197.8 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At March 31, 2016, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$224,130
BBB- to BBB+	84,878
BB+ or lower	71,655
Unrated	91,689
Total	$472,352

(1)
We utilize internal credit ratings determined by Jefferies Risk Management.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2016 and December 31, 2015 is $139.3 million and $114.5 million, respectively, for which Jefferies has posted collateral of $77.3 million and $97.2 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016 and December 31, 2015, Jefferies would have been required to post an additional $68.0 million and $19.7 million, respectively, of collateral to its counterparties.

Other Derivatives

National Beef uses futures contracts in order to reduce its exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. National Beef accounts for the futures contracts at fair value. Firm commitments for sales are treated as normal sales and therefore not marked to market. Certain firm commitments to purchase cattle, are marked to market when a price has been agreed upon, otherwise they are treated as normal purchases and, therefore, not marked to market. The gains and losses associated with the change in fair value of the futures contracts and offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments are recorded to income and expense in the period of change.

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	At March 31, 2016
Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,102,900	$169,750	$2,272,650
Corporate debt securities	524,824	1,542,462	2,067,286
Mortgage- and asset-backed securities	—	2,956,153	2,956,153
U.S. government and federal agency securities	42,887	7,543,014	7,585,901
Municipal securities	—	429,167	429,167
Sovereign securities	—	1,897,266	1,897,266
Loans and other receivables	—	441,170	441,170
Total	$2,670,611	$14,978,982	$17,649,593

	At December 31, 2015
Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,200,273	$271,519	$2,471,792
Corporate debt securities	779,044	1,721,583	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,003,521	12,038,504
Municipal securities	—	357,350	357,350
Sovereign securities	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$3,014,300	$20,158,422	$23,172,722

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	At March 31, 2016
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,391,681	$—	$1,278,930	$—	$2,670,611
Repurchase agreements	7,216,429	2,937,670	3,856,051	968,832	14,978,982
Total	$8,608,110	$2,937,670	$5,134,981	$968,832	$17,649,593

	At December 31, 2015
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$518,624	$3,014,300
Repurchase agreements	7,848,231	5,218,059	5,291,729	1,800,403	20,158,422
Total	$9,370,706	$5,218,059	$6,264,930	$2,319,027	$23,172,722

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At March 31, 2016 and December 31, 2015, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $22.6 billion and $26.2 billion, respectively.  A substantial portion of these securities have been sold or repledged.

Note 6.  Securitization Activities
Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities.  In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE.  A significant portion of the securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies.  These SPEs generally meet the criteria of variable interest entities; however, the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs.  Beginning in the third quarter of 2014, another of our subsidiaries utilized an SPE to securitize automobile loans receivable.  This SPE is a variable interest entity and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit. See Note 8 for further information on variable interest entities.
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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three months ended March 31, 2016 and 2015 (in millions):

	For the Three Months Ended March 31,
	2016	2015

Transferred assets	$1,948.9	$1,562.9
Proceeds on new securitizations	1,962.7	1,564.5
Cash flows received on retained interests	9.6	2.4

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at March 31, 2016 and December 31, 2015.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	March 31, 2016		December 31, 2015
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,455.8	$270.0	$10,901.9	$203.6
U.S. government agency commercial mortgage-backed securities	2,598.3	78.0	2,313.4	87.2
Collateralized loan obligations	4,514.4	40.5	4,538.4	51.5
Consumer and other loans	1,250.8	108.1	655.0	31.0
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

Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Bonds and notes:
U.S. government securities	$302,407	$29	$8	$302,428
Residential mortgage-backed securities	10,035	43	212	9,866
Commercial mortgage-backed securities	2,193	—	67	2,126
Other asset-backed securities	7,866	55	24	7,897
All other corporates	4,539	3	3	4,539
Total fixed maturities	327,040	130	314	326,856

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	10,832	—	45,903
Industrial, miscellaneous and all other	17,946	8,151	—	26,097
Total equity securities	53,017	18,983	—	72,000

	$380,057	$19,113	$314	$398,856

December 31, 2015
Bonds and notes:
U.S. government securities	$63,968	$2	$25	$63,945
Residential mortgage-backed securities	23,033	308	101	23,240
Commercial mortgage-backed securities	2,392	—	18	2,374
Other asset-backed securities	39,633	—	160	39,473
All other corporates	4,794	7	57	4,744
Total fixed maturities	133,820	317	361	133,776

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	10,201	—	45,272
Industrial, miscellaneous and all other	17,946	10,361	—	28,307
Total equity securities	53,017	20,562	—	73,579

	$186,837	$20,879	$361	$207,355

The amortized cost and estimated fair value of investments classified as available for sale at March 31, 2016, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$306,437	$306,460
Due after one year through five years	509	507
Due after five years through ten years	—	—
Due after ten years	—	—
	306,946	306,967
Mortgage-backed and asset-backed securities	20,094	19,889
	$327,040	$326,856

At March 31, 2016, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

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

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations,

•	Financing of agency and non-agency mortgage- and other asset-backed securities,

•	Real estate investments,

•
Warehousing funding arrangements for client-sponsored consumer loan vehicles and collateralized loan obligations (“CLOs”) through participation certificates and revolving loan and note commitments, and

•	Loans to, investments in and fees from various investment fund vehicles.
We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis.  Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment.  Our considerations in determining the VIE’s most significant activities and whether we have power to direct those activities include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees.  In situations where we have determined that the power over the VIE’s significant activities is shared, we assess whether we are the party with the power over the most significant activities.  If we are the party with the power over the most significant activities, we meet the "power" criteria of the primary beneficiary.  If we do not have the power over the most significant activities or we determine that decisions require consent of each sharing party, we do not meet the "power" criteria of the primary beneficiary.
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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016			December 31, 2015
	Securitization Vehicles	Real Estate Investment Vehicles	Airplane Financing Vehicle	Securitization Vehicles

Cash	$1.6	$1.7	$—	$1.1
Financial instruments owned	79.1	—	—	68.3
Securities purchased under agreement to resell (1)	878.1	—	—	717.3
Aircraft (2)	—	—	27.3	—
Receivables	—	123.3	—	—
Loans to and investments in associated companies	—	16.2	—	—
Other	143.0	9.3	—	158.6
Total assets	$1,101.8	$150.5	$27.3	$945.3

Other secured financings (3)	$1,087.8	$—	$—	$930.8
Long-term debt	—	104.5	22.7	—
Other	14.0	1.7	1.7	14.5
Total liabilities	$1,101.8	$106.2	$24.4	$945.3

Noncontrolling interests	$—	$27.3	$—	$—

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)	Aircraft is included within Other assets in the Consolidated Statements of Financial Condition.

(3)
Approximately $59.3 million and $22.1 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at March 31, 2016 and December 31, 2015, respectively.

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

At March 31, 2016 and December 31, 2015, another of our subsidiaries is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Our subsidiary acts as the servicer for which it receives a fee, and owns the equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to our subsidiary’s general credit and the assets of the VIEs are not available to satisfy any other debt.

Real Estate Investment Vehicles. 54 Madison, which we consolidate through our control of the 54 Madison investment committee, has real estate investments in which it is the primary beneficiary. 54 Madison was involved in the decisions made during the establishment and design of the investment entities. 54 Madison variable interests consist of its investment in and management of the assets within these entities. The assets of these VIEs consist primarily of financing note receivables and an investment in an associated company, which are available for the benefit of the VIEs' debt holders. The debt holders of these VIEs have recourse to 54 Madison's general credit and the assets of the VIEs are not available to satisfy any other debt.

Aircraft Financing Vehicle. Jefferies is the primary beneficiary of a secured financing vehicle associated with the purchase and lease of aircraft. Jefferies is the owner participant and maintains an equity interest in the vehicle and was involved in the decisions made during the purchase of the aircraft and the establishment of the terms of the leases. The assets of the VIE primarily consist of the aircraft and related operating leases, which are available for the benefit of the vehicle's unrelated third party debt holders. The creditors of the VIE do not have recourse to Jefferies general credit and the VIE's assets are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs as of March 31, 2016 and December 31, 2015 (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

March 31, 2016
Collateralized loan obligations	$65.8	$2.7	$700.1	$5,841.8
Consumer loan vehicles	304.5	—	963.4	1,676.1
Related party private equity vehicles	37.1	0.1	63.2	153.9
Real estate investment vehicle	87.6	—	99.1	96.2
Other private investment vehicles	73.5	—	76.3	4,397.6
Total	$568.5	$2.8	$1,902.1	$12,165.6

December 31, 2015
Collateralized loan obligations	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Related party private equity vehicles	39.3	—	65.8	168.2
Other private investment vehicles	88.0	—	91.4	4,846.1
Total	$389.2	$0.2	$1,461.1	$12,516.0

Our maximum exposure to loss often differs from the carrying value of the variable interests.  The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain loan and equity commitments and guarantees.  Our maximum exposure to loss does not include the offsetting benefit of any financial instruments that may be utilized to hedge the risks associated with its variable interests and is not reduced by the amount of collateral held as part of a transaction with a VIE.
Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  Jefferies underwrites securities issued in CLO transactions on behalf of sponsors and provides advisory services to the sponsors.  Jefferies may also sell corporate loans to the CLOs.  Jefferies variable interests in connection with collateralized loan obligations where it has been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby Jefferies commits to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs,

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests,

•	Trading positions in securities issued in a CLO transaction,

•	Investments in variable funding notes issued by CLOs, and

•	A guarantee to a CLO managed by Jefferies Finance, whereby Jefferies guarantee certain of the obligations of Jefferies Finance to the CLO

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

Related Party Private Equity Vehicles. Jefferies has committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies has committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests which, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities is $148.1 million, of which $124.9 million and $124.6 million was funded as of March 31, 2016 and December 31, 2015, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $37.1 million and $39.3 million at March 31, 2016 and December 31, 2015, respectively. Jefferies exposure to loss is limited to its equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Jefferies has also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. The maximum exposure to loss of the guarantee was $3.0 million and $3.0 million as of March 31, 2016 and December 31, 2015, respectively. Energy Partners I, LP has assets consisting primarily of debt and equity investments.

Real Estate Investment Vehicle. In the first quarter of 2016, 54 Madison committed to invest $98.0 million in a real estate investment vehicle, of which $86.5 million was funded as of March 31, 2016. 54 Madison's maximum exposure to loss is limited to its equity commitment. 54 Madison is not the primary beneficiary of the investment vehicle as it does not have the power to control the most important activities of the VIE. The assets of the VIE consist primarily of an investment in a real estate project.

Other Private Investment Vehicles.  We have commitments to invest $76.4 million in various other private investment vehicles, of which $73.6 million and $73.0 million was funded as of March 31, 2016 and December 31, 2015, respectively. The carrying amount of our equity investment was $73.5 million and $88.0 million at March 31, 2016 and December 31, 2015, respectively.  Our exposure to loss is limited to our equity commitment.  These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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

 At March 31, 2016 and December 31, 2015, Jefferies held $2,709.7 million and $3,359.1 million of agency mortgage-backed securities, respectively, and $559.9 million and $630.5 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen.  See Note 9 for further discussion.

In addition, at March 31, 2016 and December 31, 2015, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable with rights with FXCM.  See Note 3 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting is as follows (in thousands):

	Jefferies Finance	Jefferies LoanCore	Berkadia	Garcadia Companies	Linkem	HomeFed	Golden Queen (1)	54 Madison (2)	Other	Total

Loans to and investments in associated companies as of December 31, 2014	$508,891	$258,947	$208,511	$167,939	$159,054	$271,782	$103,598	$—	$33,846	$1,712,568
2015 Activity:
Income (losses) related to associated companies	—	—	32,343	15,253	(4,788)	(2,098)	(287)	—	28	40,451
Income (losses) related to associated companies classified as other revenues	11,311	9,858	—	—	—	—	—	—	(480)	20,689
Contributions to (distributions from) associated companies, net	—	32,744	(18,852)	(12,316)	5,859	—	—	—	(290)	7,145
Other, including foreign exchange and unrealized gain (losses)	1	—	(2,985)	—	(15,312)	—	—	—	154	(18,142)
Loans to and investments in associated companies as of March 31, 2015	$520,203	$301,549	$219,017	$170,876	$144,813	$269,684	$103,311	$—	$33,258	$1,762,711

Loans to and investments in associated companies as of December 31, 2015	$528,575	$288,741	$190,986	$172,660	$150,149	$275,378	$114,323	$—	$36,557	$1,757,369
2016 Activity:
Income (losses) related to associated companies	—	—	13,054	15,327	(8,200)	(1,288)	(355)	1,227	287	20,052
Income (losses) related to associated companies classified as other revenues	(22,806)	(187)	—	—	—	—	—	—	(423)	(23,416)
Contributions to (distributions from) associated companies, net	(19,300)	(27,073)	(5,400)	(14,352)	33,297	—	—	107,679	2,109	76,960
Other, including foreign exchange and unrealized gain (losses)	—	—	215	—	8,648	—	—	3,642	—	12,505
Loans to and investments in associated companies as of March 31, 2016	$486,469	$261,481	$198,855	$173,635	$183,894	$274,090	$113,968	$112,548	$38,530	$1,843,470

(1)	At March 31, 2016 and December 31, 2015, the balance reflects $33.6 million and $33.7 million, respectively, related to a noncontrolling interest.

(2)	At March 31, 2016, the balance reflects $63.0 million related to noncontrolling interests.

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

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At March 31, 2016, approximately $474.4 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2017 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The Secured Revolving Credit Facility is for a total committed amount of $500.0 million at March 31, 2016 and December 31, 2015.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2017 with automatic one year extensions subject to a 60 day termination notice by either party.  At March 31, 2016 and December 31, 2015, $0.0 and $19.3 million, respectively, of Jefferies $250.0 million commitments were funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned fees of $19.4 million and $15.6 million during the three months ended March 31, 2016 and 2015, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $0.7 million during the three months ended March 31, 2015, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

At March 31, 2016 and December 31, 2015, Jefferies held securities issued by the CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligations to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLO.  Jefferies recognized revenue of $1.4 million during three months ended March 31, 2016 relating to the derivative contracts.

Under a service agreement, Jefferies charged Jefferies Finance $21.1 million and $27.8 million for services provided during the three months ended March 31, 2016 and 2015, respectively.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $6.0 million and $7.8 million at March 31, 2016 and December 31, 2015, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  In the first quarter of 2016, the Canada Pension Plan Investment Board acquired a 24% equity interest in Jefferies LoanCore through a direct acquisition from the Government of Singapore Investment Corporation. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC.  Jefferies LoanCore has aggregate equity commitments of $600.0 million.  At March 31, 2016 and December 31, 2015, Jefferies had funded $184.7 million and $207.4 million, respectively, of its $291.0 million equity commitment and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a

50% equity interest in Berkadia.  Through March 31, 2016, cumulative cash distributions received by Leucadia from this investment aggregated $399.3 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs.  Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of March 31, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.
Garcadia
Garcadia is a joint venture between us and Garff Enterprises, Inc. ("Garff") that owns and operates 27 automobile dealerships comprised of domestic and foreign automobile makers.  The Garcadia joint venture agreement specifies that we and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all cash flows and five other dealerships from which we receive 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.
Linkem

We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy.  In addition, we own 5% convertible preferred stock, which is automatically convertible to common shares in 2020. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 56% of Linkem’s common equity.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At March 31, 2016, we own 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed develops and owns residential and mixed-use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at March 31, 2016.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed. Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.

Golden Queen Mining Company

During 2014 and 2015, we invested $83.0 million, net in cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project.  Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California.  Construction is complete and mining activities and project commissioning commenced in the fourth quarter of 2015.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.5 million, net in cash.  Gauss LLC invested both our and the Clay family’s net contributions totaling $117.5 million to the joint venture, Golden Queen, in exchange for a 50% ownership interest.  Golden Queen Mining Co. Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.

As a result of our consolidating Gauss LLC, our Loans to and investments in associated companies reflects Gauss LLC’s net investment of $117.5 million in the joint venture, which includes both the amount we contributed and the amount contributed by the Clay family.  The joint venture, Golden Queen, is considered a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses and their rights to receive the expected residual returns, given the provision of services to the joint venture by Golden Queen Mining Co. Ltd.  Golden Queen Mining Co. Ltd. has entered into an agreement with the joint venture for the provision of executive officers, financial, managerial, administrative and other services, and office space and equipment.  We have determined that we are not the primary beneficiary of the joint venture and are therefore not consolidating its results.

Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment.

54 Madison

We own approximately 48.1% of 54 Madison, which we consolidate through our control of the 54 Madison investment committee. 54 Madison seeks long-term capital appreciation through investment in real estate development and similar projects. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. In the first quarter of 2016, 54 Madison invested $107.7 million in projects accounted for under the equity method.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at March 31, 2016
Derivative contracts	$6,197,200	$(5,850,803)	$346,397	$—	$—	$346,397
Securities borrowing arrangements	$7,347,587	$—	$7,347,587	$(533,115)	$(623,574)	$6,190,898
Reverse repurchase agreements	$10,253,312	$(6,726,626)	$3,526,686	$(151,575)	$(3,345,710)	$29,401

Liabilities at March 31, 2016
Derivative contracts	$6,227,889	$(5,879,190)	$348,699	$—	$—	$348,699
Securities lending arrangements	$2,670,611	$—	$2,670,611	$(533,115)	$(2,096,442)	$41,054
Repurchase agreements	$14,978,982	$(6,726,626)	$8,252,356	$(151,575)	$(6,323,605)	$1,777,176

Assets at December 31, 2015
Derivative contracts	$4,428,245	$(4,165,446)	$262,799	$—	$—	$262,799
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	$14,046,300	$(10,191,554)	$3,854,746	$(83,452)	$(3,745,215)	$26,079

Liabilities at December 31, 2015
Derivative contracts	$4,476,241	$(4,257,998)	$218,243	$—	$—	$218,243
Securities lending arrangements	$3,014,300	$—	$3,014,300	$(478,991)	$(2,499,395)	$35,914
Repurchase agreements	$20,158,422	$(10,191,554)	$9,966,868	$(83,452)	$(8,068,468)	$1,814,948

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

(3)
At March 31, 2016, amounts include $6,158.2 million of securities borrowing arrangements, for which we have received securities collateral of $5,970.0 million, and $1,767.0 million of repurchase agreements, for which we have pledged securities collateral of $1,823.3 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.  At December 31, 2015, amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill at March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$10,550	$11,897

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $200,287 and $191,761	446,849	456,222
Trademarks and tradename, net of accumulated amortization of $68,147 and $64,052	324,639	330,172
Supply contracts, net of accumulated amortization of $43,200 and $40,684	106,795	109,311
Other, net of accumulated amortization of $5,417 and $5,216	4,218	4,419
Total intangible assets, net	893,051	912,021

Goodwill:
National Beef	14,991	14,991
Jefferies	1,705,758	1,712,799
Other operations	8,551	8,551
Total goodwill	1,729,300	1,736,341

Total Intangible assets, net and goodwill	$2,622,351	$2,648,362

Amortization expense on intangible assets was $15.8 million and $16.3 million for the three months ended March 31, 2016 and 2015, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2016 (for the remaining nine months) - $47.7 million; 2017 - $63.5 million; 2018 - $63.6 million; 2019 - $63.5 million; and 2020 - $63.2 million.

Note 12.  Inventory

A summary of inventory at March 31, 2016 and December 31, 2015 which is classified as Other assets is as follows (in thousands):

	March 31, 2016	December 31, 2015

Finished goods	$257,415	$211,426
Work in process	29,120	34,091
Raw materials, supplies and other	45,581	42,556
	$332,116	$288,073

Note 13.  Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate, as well as borrowings under revolving credit facilities.  Unsecured bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At March 31, 2016 and December 31, 2015, $311.9 million and $310.7 million, respectively, was outstanding, all of which was secured financing.  At March 31, 2016, the interest rate on short-term borrowings outstanding is 1.80% per annum.

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

In April 2015, Jefferies entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon under which, the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility was six months after the closing date, but could be extended for an additional six months upon Jefferies request and at the lender's discretion. In October 2015, Jefferies amended and restated the Intraday Credit Facility and reduced the aggregate committed amount to $300.0 million in U.S. dollars and extended the termination date to October 21, 2016, which can be extended for 364 days upon Jefferies request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At March 31, 2016, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$740,490	$740,239
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,594	246,583
Total long-term debt – Parent Company	987,084	986,822

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.50% Senior Notes, due March 15, 2016, $350,000 principal (1)	350,434	353,025
5.125% Senior Notes, due April 13, 2018, $800,000 principal	827,217	830,298
8.50% Senior Notes, due July 15, 2019, $700,000 principal	799,289	806,125
2.375% Euro Senior Notes, due May 20, 2020, $544,225 and $528,625 principal	542,093	526,436
6.875% Senior Notes, due April 15, 2021, $750,000 principal	835,085	838,765
2.25% Euro Medium Term Notes, due July 13, 2022, $4,354 and $4,229 principal	3,905	3,779
5.125% Senior Notes, due January 20, 2023, $600,000 principal	620,267	620,890
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	379,244	379,711
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	347,084	347,307
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,649	512,730
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,577	421,656
Fixed to Floating Rate Structured Notes, due February 26, 2019, €10,000 principal	10,494	—
Variable Rate Structured Notes, due February 18, 2028, €30,000 principal	26,624	—
Class A Notes, due 2022, $15,000 principal	14,781	—
Class B Notes, due 2022, $7,500 principal	7,426	—
National Beef Term Loan	301,250	310,000
National Beef Revolving Credit Facility	110,871	120,080
54 Madison Term Loans	238,217	116,211
Foursight Credit Facilities	158,499	109,501
Other	126,371	117,246
Total long-term debt – subsidiaries	6,633,377	6,413,760

Long-term debt	$7,620,461	$7,400,582

(1) Subsequent to Jefferies fiscal quarter ended February 29, 2016, these 5.5% Senior Notes were redeemed with cash on hand.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.5502 common shares (equivalent to a conversion price of approximately $44.35).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

Under Jefferies $2.0 billion Euro Medium Term Note Program, on February 18, 2016, Jefferies issued variable rate structured notes with a principal amount of €30.0 million, due 2028, and on February 26, 2016, issued fixed to floating rate structured notes with a principal amount of €10.0 million, due 2019. These structured notes are carried at fair value with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues and contain payment terms and redemption values based on the performance of certain interest rate indices. In addition, on January 21, 2016, Jefferies issued $15.0 million of Class A Notes, due 2022, which bear interest at 6.75% per annum and $7.5 million of Class B Notes, due 2022, which bear interest at 13.45% per annum, secured by aircraft and related operating leases and which are non-recourse to us.

At March 31, 2016, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $375.0 million, which matures in October 2018.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At March 31, 2016, the interest rate on the outstanding term loan was 3.2% and the interest rate on the outstanding revolving credit facility was 3.6%.  The credit facility contains a minimum tangible net worth covenant; at March 31, 2016, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $19.7 million were outstanding at March 31, 2016.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At March 31, 2016, after deducting outstanding amounts and issued letters of credit, $122.1 million of the unused revolver was available to National Beef.
At March 31, 2016, 54 Madison had $97.2 million of 6.0% term loan debt maturing in May 2017, $36.0 million of 6.0% term loan debt maturing in January 2018, $0.5 million of 3.5% term loan debt maturing in March 2019, $104.0 million of 5.5% term loan debt maturing in January 2020 and $0.5 million of 3.5% term loan debt maturing in January 2020. As discussed further in Note 24, the majority of the debt holders are also investors in 54 Madison.
At March 31, 2016, Foursight’s credit facilities consisted of two warehouse credit commitments aggregating $200.0 million, which mature in March 2017 and December 2018. The 2017 credit facility bears interest based on the three-month LIBOR plus a margin of 1.75% and the 2018 credit facility bears interest based on the one-month LIBOR plus a margin of 2.15%. As a condition of the 2017 credit facility, Foursight is obligated to maintain interest rate caps with a notional amount no less than the outstanding loan on any day. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight of approximately $190.5 million at March 31, 2016.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015
As of January 1,	$189,358	$184,333
Income (loss) allocated to redeemable noncontrolling interests	4,384	(7,059)
Increase (decrease) in fair value of redeemable noncontrolling interests credited to additional paid-in capital	12,835	(11,033)
Balance, March 31,	$206,577	$166,241

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At March 31, 2016, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.0%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of March 31, 2016 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.75%	12.00%	12.25%

1.75%	$210.5	$203.6	$197.0
2.00%	$213.7	$206.6	$199.8
2.25%	$217.1	$209.7	$202.7

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At March 31, 2016, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed of $2.2 million.

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

Note 16.  Common Shares and Compensation Plans

Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  In March 2014, we terminated authorization to issue options and rights under our option plan. No shares remain available for future issuances under our option plan or warrant plan. At March 31, 2016, 661,272 of our common shares were reserved for stock options.

Restricted stock and restricted stock units (“RSUs”) may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executives awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved. Awards granted to senior executives related to the 2015 fiscal year did not meet performance targets, and as a result, compensation expense has been adjusted to reflect the reduced number of shares that have vested.

Compensation and benefits expense included $6.9 million and $32.8 million for the three months ended March 31, 2016 and 2015, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $2.5 million and $11.9 million for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, total unrecognized compensation cost related to nonvested share-based compensation plans was $70.8 million; this cost is expected to be recognized over a weighted-average period of 2.0 years.

The net tax detriment related to share-based compensation plans recognized in additional paid-in capital was $4.2 million and $5.3 million during the three months ended March 31, 2016 and 2015.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the three months ended March 31, 2016 and 2015 were not significant.

At March 31, 2016, there were 1,655,000 shares of restricted stock outstanding with future service required, 3,494,000 RSUs outstanding with future service required, 11,870,000 RSUs outstanding with no future service required and 778,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 16,142,000.
Senior Executive Warrant Plan.  The warrants to purchase 2,000,000 common shares that were granted in 2011 to each of our then Chairman and then President expired during the first quarter of 2016.
Senior Executive Compensation Plan. On February 19, 2016, the Compensation Committee of our Board of Directors approved an executive compensation plan for our CEO and our President (together, our "Senior Executives") that will be based on performance metrics achieved over a three-year period from 2016 through 2018. The Compensation Committee eliminated cash incentive bonuses for 2016 and 100% of each of our CEO and President's compensation beyond their base salaries will be composed entirely of performance based RSUs that will vest at the end of 2018 if certain performance criteria are met. Any vested RSUs will be subject to a post-vesting, three-year holding period such that no vested RSUs can be sold or transferred until the first quarter of 2022.

Performance-vesting of the award will be based equally on the compound annual growth rates of Leucadia's total shareholder return ("TSR"), which will be measured from the December 31, 2015 stock price of $17.39, and Leucadia's Return on Tangible Deployable Equity ("ROTDE"), the annual, two- and three-year results of which will be used to determine vesting. TSR is based on annualized rate of return reflecting price appreciation plus reinvestment of dividends and distributions to shareholders. ROTDE is net income adjusted for amortization of intangible assets divided by tangible book value at the beginning of year adjusted for intangible assets and deferred tax assets.

If Leucadia's TSR and ROTDE annual compound growth rates are less than 4%, our Senior Executives will not receive any incentive compensation. If Leucadia's TSR and ROTDE grow between 4% and 8% on a compounded basis over the three-year measurement period, each of our Senior Executives will be eligible to receive between 846,882 and 1,693,766 RSUs. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates. When determining whether RSUs will vest, the calculation will be weighted equally between TSR and ROTDE. If TSR growth was below minimum thresholds, but ROTDE growth was above minimum thresholds, our Senior Executives would still be eligible to receive some number of vested RSUs based on ROTDE growth. The TSR award contains a market condition and compensation expense is recognized over the service period and will not be reversed if the market condition is not met. The ROTDE award contains a performance condition and compensation expense is recognized over the service period if it is determined that it is probable that the performance condition will be achieved.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015

Net unrealized gains on available for sale securities	$556,635	$557,601
Net unrealized foreign exchange losses	(107,169)	(63,248)
Net change in instrument specific credit risk	(302)	—
Net minimum pension liability	(55,160)	(55,560)
	$394,004	$438,793

For the three months ended March 31, 2016 and 2015, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2016	2015

Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $14 and $2,944	$26	$5,303	Net realized securities gains

Amortization of defined benefit pension plan actuarial gains (losses), net of income tax benefit of $(178) and $(653)	(400)	(1,175)	Compensation and benefits, which includes pension expense. See Note 18 to our consolidated financial statements for information on this component.

Total reclassifications for the period, net of tax	$(374)	$4,128

Note 18.  Pension Plans and Postretirement Benefits

The following table summarizes the components of net periodic pension cost charged to operations for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Components of net periodic pension cost:
Interest cost	$2,259	$3,476
Expected return on plan assets (1)	(1,916)	(2,690)
Actuarial losses	578	1,912
Net periodic pension cost	$921	$2,698
(1) In connection with a lump sum buyout completed in the fourth quarter of 2015, pension assets decreased by approximately $110.7 million.

No employer contributions were paid during the three months ended March 31, 2016. $18.9 million of employer contributions are expected to be paid in 2016.

Other

We have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were not significant for the 2016 and 2015 periods.

We provide certain health care and other benefits to certain retired employees under plans which are currently unfunded.  We pay the cost of postretirement benefits as they are incurred.  Accumulated postretirement benefit obligations and amounts recognized in the consolidated statements of operations and in accumulated other comprehensive income (loss) were not significant.

Note 19.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at March 31, 2016 was $192.7 million (including $41.5 million for interest), of which $142.2 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2011.  Our New York State and New York City income tax returns are currently being audited for the 2009 to 2011 period and the 2009 to 2012 period, respectively.  Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions.  Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions.  The statute of limitations with respect to Jefferies U.S. federal income tax returns, U.K. tax returns, and Hong Kong tax returns has expired for all years through 2006, 2013 and 2009, respectively.

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

For the three months ended March 31, 2016 and 2015, the provision (benefit) for income taxes includes $0.7 million and $8.9 million, respectively for state income taxes and $(2.3) million and $2.7 million, respectively, for foreign taxes.

Note 20.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National Corporation common shareholders	$(222,880)	$380,759
Allocation of earnings to participating securities (1)	—	(7,086)
Net income (loss) attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	(222,880)	373,673
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	—	54
Mandatorily redeemable convertible preferred share dividends	—	1,016
Net income (loss) attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$(222,880)	$374,743

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	372,367	373,541
Stock options	—	10
Warrants	—	—
Mandatorily redeemable convertible preferred shares	—	4,162
3.875% Convertible Senior Debentures	—	—
Denominator for diluted earnings (loss) per share	372,367	377,713

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 4,463,000 and 7,114,000 for the three months ended March 31, 2016 and 2015, respectively.  Dividends declared on participating securities were $0.3 million and $0.4 million during three months ended March 31, 2016 and 2015, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 661,300 and 1,311,100 weighted-average shares of common stock were outstanding during the three months ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

In the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 3,000,000 and 4,000,000, respectively, during the three months ended March 31, 2016 and 2015, related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive. The warrants expired in the first quarter of 2016.

For the three months ended March 31, 2016 and 2015, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

Note 21.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Commitments:
Equity commitments (1)	$22.8	$19.0	$—	$14.3	$248.5	$304.6
Loan commitments (1)	2.5	341.4	55.9	—	—	399.8
Mortgage-related and other purchase commitments	1,352.2	255.3	926.4	—	—	2,533.9
Forward starting reverse repos and repos	77.1	—	—	—	—	77.1
Other unfunded commitments (1)	47.5	215.8	37.0	5.5	35.0	340.8
	$1,502.1	$831.5	$1,019.3	$19.8	$283.5	$3,656.2

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

Commitments:

Contractual commitments. In March 2016, Jefferies entered into a lease agreement for office space in London. Beginning in fiscal 2020, Jefferies will have a contractual obligation to pay approximately £8.1 million per year for 18 years.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of March 31, 2016, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $23.3 million.

Our equity commitments also include our commitment to invest in 54 Madison, a fund which targets real estate projects. We plan to invest a cumulative total of $225.0 million to this fund, of which we have already contributed $83.0 million. Capital commitments are contingent upon approval of the related investment by the investment committee, which we control. Through March 31, 2016, approved unfunded commitments totaled $25.4 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

Additionally, as of March 31, 2016, we have other equity commitments to invest up to $24.1 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of March 31, 2016, Jefferies has $139.2 million of outstanding loan commitments to clients.

Loan commitments outstanding as of March 31, 2016, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); we committed to provide Folger Hill with a three-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of March 31, 2016, $9.4 million has been provided to Folger Hill under the revolving credit facility.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA

(Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at March 31, 2016 was $145.7 million.

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

Contingencies

Sykes v. Mel Harris & Associates, LLC. - We and certain of our subsidiaries and officers are named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 9 Civ. 8486 (DC), in the United States District Court for the Southern District of New York.  The named defendants also include the Mel Harris law firm, certain individuals and members associated with the law firm, and a process server, Samserv, Inc. and certain of its employees.  The complaint alleges that default judgments obtained by the law firm against approximately 124,000 individuals in New York courts with respect to consumer debt purchased by our subsidiaries violated the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law (alleged only as to the law firm).  The complaint seeks injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated.  We asserted that we were an investor with respect to the subject purchased consumer debt and were regularly informed of the amounts received from debt collections, but otherwise had no involvement in any alleged illegal debt collection activities.

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

Haverhill Retirement System v. Asali, et al. - On May 2, 2014, plaintiff Haverhill Retirement System (“Haverhill”)  filed an amended putative class action and derivative lawsuit (the “Complaint”) entitled Haverhill Retirement System v. Asali, et al. in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Harbinger Capital Partners LLC, Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”), the members of the board of directors of Harbinger Group, Inc. (“Harbinger”), nominal defendant Harbinger, as well as Leucadia. The Complaint alleges, among other things, that the directors of Harbinger breached their fiduciary duties in connection with Leucadia’s March 2014 purchase of preferred securities of subsidiaries of the Harbinger Funds that were exchangeable into Harbinger common stock owned by the Harbinger Funds, certain flaws in the process employed by the special committee of directors appointed by the Harbinger board in connection therewith, and that Leucadia aided and abetted the Harbinger board’s breaches of fiduciary, as well as a claim of unjust enrichment against Leucadia.  On April 1, 2014, the Chancery Court denied Haverhill’s motion for expedited proceedings associated with the complaint originally filed by Haverhill on March 26, 2014.  Haverhill filed an amended complaint on May 2, 2014.  On July 2, 2014, the defendants moved to dismiss the amended complaint.  On August 12, 2014, Plaintiffs filed another amended complaint. The amended complaint dropped Plaintiff’s unjust enrichment claim against Leucadia. With respect to remedies sought, the amended complaint no longer sought an injunction against installing Leucadia designees as Board members and no longer sought rescission of Leucadia’s right to select the director class to which one of its designees would be appointed. A term sheet reflecting a settlement among the parties, that did not provide for any payment by the Company, was signed on October 15, 2014.  On December 19, 2014, final settlement papers were submitted to the Court. On June 8, 2015, a settlement hearing took place, at which the Court rejected the settlement. The parties then negotiated a stipulation under which the case would be dismissed, which the Court approved on January 7, 2016. On February 17, 2016 the Court was notified that disclosure of the proposed dismissal had been provided to Harbinger's stockholders in accordance with that stipulation, and the case was closed.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of March 31, 2016 (in millions) :

	Expected Maturity Date
Guarantee Type	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$13,418.6	$1,048.6	$348.1	$—	$426.7	$15,242.0
Written derivative contracts – credit related	—	—	90.2	197.0	2.5	289.7
Total derivative contracts	$13,418.6	$1,048.6	$438.3	$197.0	$429.2	$15,531.7

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts as of March 31, 2016 (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$3.5	$—	$—	$49.0	$—	$—	$52.5
Single name credit default swaps	$—	$—	$—	$21.5	$164.6	$51.1	$237.2

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $429.0 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of March 31, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At March 31, 2016, the maximum amount payable under these guarantees is $21.5 million.

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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of March 31, 2016 was approximately $28.6 million.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At March 31, 2016, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $33.7 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $20.8 million at March 31, 2016.

Note 22.  Net Capital Requirements

Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA").  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC") which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,261,050	$1,185,025
Jefferies Execution	10,280	10,030

FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the National Futures Association is the DSRO for Jefferies as an FCM.

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

Note 23.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other Assets:
Notes and loans receivable (a)	$674,612	$676,326	$488,690	$490,208

Financial Liabilities:
Short-term borrowings (b)	311,885	311,885	310,659	310,659
Long-term debt (b)	7,583,343	7,489,542	7,400,582	7,299,405

(a)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(b)
Short-term borrowings and long-term debt:  The fair values of short-term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 24.  Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.  Jefferies has loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015 are loans to and/or equity investments in Private Equity Related Funds of $37.2 million and $39.6 million, respectively.  Net losses aggregating $2.6 million and $25.2 million for the three months ended March 31, 2016 and 2015, respectively, were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21.

Berkadia Commercial Mortgage, LLC.  At March 31, 2016 and December 31, 2015, Jefferies has commitments to purchase $705.0 million and $752.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

HRG Group, Inc.  As part of Jefferies loan secondary trading activities, it had unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $261.6 million at December 31, 2015.  Our Chairman also serves as HRG’s Chairman.
Officers, Directors and Employees.  We have $35.4 million and $28.3 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) that are included in Other assets in the Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015, respectively.  Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At March 31, 2016 and December 31, 2015, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 36% and 22% of its cattle requirements under this agreement during the three months ended March 31, 2016 and 2015, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the three months ended March 31, 2016, sales to this affiliate were $6.0 million and purchases were $3.2 million.  During the three months ended March 31, 2015, sales to this affiliate were $9.4 million and purchases were $3.6 million.  At March 31, 2016 and December 31, 2015, amounts due from and payable to these related parties were not significant.

HomeFed.  During 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at March 31, 2016.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.
54 Madison. At March 31, 2016 and December 31, 2015, approximately $192.4 million and $115.7 million, respectively, of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. The interest rate on these long-term notes range between 5.5% and 6.0%.
The employees of the asset manager of 54 Madison and employees of certain asset managers of 54 Madison's investments are also employees of Leucadia. These employees are also minority owners of 54 Madison. Included in the loans outstanding to officers, directors and employees at the end of the first quarter of 2016 above, is $2.0 million outstanding from these employees.
In the first quarter of 2016, 54 Madison purchased the equity interests in a real estate investment from a minority owner of 54 Madison for $86.5 million.
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

Certain information concerning our segments for the three months ended March 31, 2016 and 2015 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$300,786	$591,441
National Beef	1,634,451	1,856,019
Corporate and other	66,856	20,316
Total net revenues related to reportable segments	2,002,093	2,467,776
All other (1)	13,013	737,907
Intercompany eliminations (2)	—	(21,000)
Total consolidated net revenues	$2,015,106	$3,184,683

Income (loss) before income taxes:
Reportable Segments:
Jefferies	$(245,797)	$12,924
National Beef	21,409	(33,585)
Corporate and other	47,736	(9,429)
Income (loss) before income taxes related to reportable segments	(176,652)	(30,090)
All other (1)	(110,597)	641,932
Parent Company interest	(14,714)	(24,735)
Total consolidated income (loss) before income taxes	$(301,963)	$587,107

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$14,590	$22,250
National Beef	22,626	21,787
Corporate and other	943	970
Total depreciation and amortization expenses related to reportable segments	38,159	45,007
All other	11,451	7,433
Total consolidated depreciation and amortization expenses	$49,610	$52,440

(1)
All other revenue and income (loss) before income taxes include realized and unrealized gains (losses) relating to our investment in FXCM of $(53.2) million and $686.6 million for the three months ended March 31, 2016 and 2015, respectively.

(2)
Revenue intercompany elimination for the three months ended March 31, 2015 relates to investment banking and advisory fee paid to Jefferies in connection with our entering into the agreement with FXCM.

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended March 31, 2016 and 2015, interest expense classified as a component of Expenses was primarily comprised of National Beef ($4.0 million and $4.4 million, respectively) and parent company interest ($14.7 million and $24.7 million, respectively).

Note 26.  Exit Costs

Jefferies Bache.  On April 9, 2015, Jefferies entered into an agreement with Société Générale S.A. (the "Agreement") to transfer certain client exchange and over-the-counter transactions associated with Jefferies futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the Agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  In addition, Jefferies initiated a plan to substantially exit the remaining aspects of its futures business. At March 31, 2016, Jefferies has transferred all of its client accounts to Société Générale S.A. and other brokers. Jefferies substantially completed the exit of the Bache business during its third quarter of 2015.

During the three months ended March 31, 2016, Jefferies recorded restructuring and impairment costs as follows (in thousands):

For the Three Months Ended March 31, 2016

Severance costs	$382
Accelerated amortization of restricted stock and restricted cash awards	31
Contract termination costs	556
Selling, general and other expenses	280
Total	$1,249

Severance costs and amortization of restricted stock and restricted cash awards are recorded as Compensation and benefits, amortization of capitalized software is recorded as Depreciation and amortization and contract termination costs are recorded as Selling, general and other expenses on the Consolidated Statements of Operations for the three months ended March 31, 2016.

Jefferies expects to incur approximately an additional $0.8 million of restructuring and exit costs through the remainder of 2016 in connection with its exit activities comprised of severance and related benefits, including additional amortization for restricted stock and restricted cash awards and contract termination costs.

The following summarizes Jefferies restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Total
Balance at December 31, 2015	$4,805	$—	$—	$4,805
Expenses	382	280	556	1,218	$31	$1,249
Payments	(4,164)	(280)	(556)	(5,000)
Liability at March 31, 2016	$1,023	$—	$—	$1,023

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).

Results of Operations
We invest in a broad variety of businesses and focus on long-term value creation.  We have changes from time to time in the mix of our businesses and investments.  Our investments may be reflected in our consolidated results as operating subsidiaries, equity investments, receivables, available for sale securities, or in other ways, depending on the structure of our holdings.  Further, as our investments span a number of industries, each may be impacted by different factors.  For these reasons, our pre-tax income is not predictable or necessarily comparable from period to period.
A summary of results for the three months ended March 31, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$300,786	$1,634,451	$(111,967)	$124,980	$66,856	$—	—	$2,015,106

Expenses:
Cost of sales	—	1,569,466	—	78,586	—	—	—	1,648,052
Compensation and benefits	350,119	9,333	13,263	7,244	9,448	—	—	389,407
Floor brokerage and clearing fees	40,479	—	—	—	—	—	—	40,479
Interest	—	3,967	2,922	715	—	14,714	—	22,318
Depreciation and amortization	14,590	22,626	2,722	8,729	943	—	—	49,610
Selling, general and other expenses (including provision for doubtful accounts)	141,395	7,650	8,420	20,830	8,960	—	—	187,255
Total expenses	546,583	1,613,042	27,327	116,104	19,351	14,714	—	2,337,121
Income (loss) before income taxes and income related to associated companies	(245,797)	21,409	(139,294)	8,876	47,505	(14,714)	—	(322,015)
Income related to associated companies	—	—	12,993	6,828	231	—	—	20,052
Income (loss) before income taxes	$(245,797)	$21,409	$(126,301)	$15,704	$47,736	$(14,714)	$—	$(301,963)

A summary of results for the three months ended March 31, 2015 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$591,441	$1,856,019	$717,984	$19,923	$20,316	$—	$(21,000)	$3,184,683

Expenses:
Cost of sales	—	1,848,161	—	74,062	—	—	—	1,922,223
Compensation and benefits	366,212	8,626	10,178	6,057	19,779	—	—	410,852
Floor brokerage and clearing fees	55,080	—	—	—	—	—	—	55,080
Interest	—	4,401	1,690	596	—	24,735	—	31,422
Depreciation and amortization	22,250	21,787	1,822	5,611	970	—	—	52,440
Selling, general and other expenses (including provision for doubtful accounts)	134,975	6,629	23,562	12,454	9,390	—	(21,000)	166,010
Total expenses	578,517	1,889,604	37,252	98,780	30,139	24,735	(21,000)	2,638,027
Income (loss) before income taxes and income related to associated companies	12,924	(33,585)	680,732	(78,857)	(9,823)	(24,735)	—	546,656
Income related to associated companies	—	—	30,245	9,812	394	—	—	40,451
Income (loss) before income taxes	$12,924	$(33,585)	$710,977	$(69,045)	$(9,429)	$(24,735)	$—	$587,107
Jefferies

Jefferies is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$300,786	$591,441

Expenses:
Compensation and benefits	350,119	366,212
Floor brokerage and clearing fees	40,479	55,080
Depreciation and amortization	14,590	22,250
Selling, general and other expenses	141,395	134,975
Total expenses	546,583	578,517

Income (loss) before income taxes	$(245,797)	$12,924

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

The following provides a summary of net revenues by source included in our three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Equities	$2,763	$203,526
Fixed income	57,679	125,941
Total sales and trading	60,442	329,467
Investment banking:
Capital markets:
Equities	43,999	79,071
Debt	57,273	60,876
Advisory	129,658	132,048
Total investment banking	230,930	271,995
Other	9,414	(10,021)

Total net revenues	$300,786	$591,441

Net Revenues

The decrease in net revenues for Jefferies three months ended March 31, 2016 primarily reflects lower net revenues in equities and fixed income compared with the prior year quarter. These lower results are due to an extremely volatile market environment during the three months ended March 31, 2016, although Jefferies core businesses performed reasonably, considering the environment. Almost every asset class, including equities and fixed income, suffered significantly amid concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over China, a potential Brexit, and an overall void in liquidity. The wind-down of Jefferies Bache business also contributed to the decline in fixed income revenues.

During the three months ended March 31, 2016, Jefferies results include a net loss of $82.2 million from its investment in two equity block positions, including KCG Holdings, Inc. (“KCG”). Of this net loss, $67.5 million was unrealized at March 31, 2016 compared with unrealized gains of $30.2 million in the prior year quarter from these two equity block positions. Investment banking revenues for the three months ended March 31, 2016 were $230.9 million compared with $272.0 million in the prior year quarter. New issue equity and leveraged finance capital markets were virtually closed throughout January and February, which resulted in many of Jefferies potential investment banking capital markets transactions being postponed at least until some stability returns to the markets. Net revenues in the three months ended March 31, 2016 included investment losses from managed funds of $1.7 million compared with investment losses from managed funds of $23.8 million in the prior year quarter, primarily due to lower valuations in the energy and shipping sectors in both periods.

Equities Revenue

Equities net revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue is heavily dependent on the overall level of trading activity of its clients.  Equities revenue also includes Jefferies share of the net earnings from its joint venture investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore, LLC (“Jefferies LoanCore”), which are accounted for under the equity method, as well as any changes in the value of its investments in KCG and other block positions, which are accounted for at fair value.

Equities revenue for the three months ended March 31, 2016 include net mark-to-market losses from Jefferies investments in certain equity block positions compared with net mark-to-market gains in the 2015 period.

During the three months ended March 31, 2016, U.S. equity market conditions were characterized by a downward trend in stock prices, as a quiet December was followed by challenging January and first few weeks of February. In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average decreased by 10.8%, 7.1% and 6.8%, respectively, due to concerns about the pace of global economic growth. In Europe and Asia, economic development varied across regions. At their low points, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average decreased by 17.6%, 13.0% and 12.8%, respectively. Jefferies U.S. cash equity desk experienced a decline in revenues as losses were incurred in its block trading activities. Revenues in Jefferies convertibles trading business also declined, driven by weakness in the energy sector. Partially offsetting the decline in trading revenues was an increase in commissions generated by Jefferies electronic trading platform, as trading volumes increased across the broader markets on higher volatility. Additionally, certain strategic investments contributed positively to equities revenues due to strategic positioning within the energy markets. Equities revenues from Jefferies share of its Jefferies LoanCore joint venture decreased during the three months ended March 31, 2016 as compared to the prior year quarter due to a decrease in loan closings and syndications by the venture over the comparable period. Results during the three months ended March 31, 2016 also included a loss of $22.3 million from Jefferies share of its Jefferies Finance joint venture primarily due to the mark down of two loans that Jefferies Finance closed during the three months ended March 31, 2016 compared with net revenues of $10.7 million in the prior year quarter.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Fixed income net revenues for the 2015 period included $49.2 million of net revenues globally from the futures business activity, which Jefferies substantially completed the exit of during the third quarter of fiscal 2015. Jefferies recorded higher revenues in its emerging markets and U.S. rates businesses compared with the prior year quarter, but lower revenues due to tighter trading conditions across most core businesses and losses in its leveraged credit and international credit businesses, as well as lower revenues in its international rates business.

The three months ended March 31, 2016 was characterized by an extremely volatile market environment due to concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over the weakness in the Chinese economy, the potential Brexit and an overall lack of liquidity. During the three months ended March 31, 2016, the uncertainty in the global economy coupled with lower energy prices led to mark-to-market write-downs in Jefferies inventory. Losses in Jefferies leveraged credit business for the quarter were driven by distressed positions as lower global demand continued to exert downward pressure on oil prices and hedge fund redemptions put pressure on the leveraged credit market generally, while volatile oil prices, along with weak Chinese markets and uncertainty as to bank liquidity negatively impacted revenues in Jefferies international credit business. The lower revenues in Jefferies international rates business resulted from lower transaction volumes due to a reduction in international yields. Revenues for the quarter from Jefferies corporate business declined as compared to the prior year quarter due to market volatility and widening spreads. Results in Jefferies emerging markets business were higher due to increased levels of volatility in the emerging markets during the quarter and Jefferies U.S. rates business benefited from the growth of our swaps trading business.

Investment Banking Revenue

Jefferies provides capital markets and financial advisory services to its clients across most industry sectors in the Americas, Europe and Asia.  Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.  Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.

The decrease in total investment banking revenue was substantially due to a decrease in equity capital markets transaction volume. New issue equity and leveraged finance capital markets were virtually closed throughout January and February, which resulted in many of Jefferies potential investment banking capital markets transactions being postponed until some stability returns to the markets.

From equity and debt capital raising activities, Jefferies generated $44.0 million and $57.3 million in revenues, respectively, for the three months ended March 31, 2016. During the three months ended March 31, 2016, Jefferies completed 164 public and private debt financings that raised $35.0 billion in aggregate and completed 19 public equity offerings that raised $4.1 billion (all of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $129.7 million, including revenues from 27 merger and acquisition transactions and 2 restructuring transactions with an aggregate transaction value of $40.5 billion.

From equity and debt capital raising activities, Jefferies generated $79.1 million and $60.9 million in revenues, respectively, for the three months ended March 31, 2015. During the three months ended March 31, 2015, Jefferies completed 232 public and private debt financings that raised $42.9 billion in aggregate and completed 47 public equity and convertible offerings that raised $7.5 billion (40 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $132.0 million, including revenues from 35 merger and acquisition transactions with an aggregate transaction value of $27.0 billion.

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards and the amortization of certain non-annual share-based and cash compensation awards to employees.  Cash and historical share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards.  Accordingly, the compensation expense for a substantial portion of awards granted at year end as part of annual compensation is fully recorded in the year of the award.

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $80.1 million and $80.8 million for the three months ended March 31, 2016 and 2015, respectively.  In addition, compensation and benefits expense includes $0.5 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the acquisition date.  Compensation and benefits expense directly related to Jefferies Bache business was $1.3 million and $24.0 million for the three months ended March 31, 2016 and 2015, respectively.

Compensation and benefits as a percentage of Net revenues was 116.4% and 61.9% for the three months ended March 31, 2016 and 2015, respectively. The increase in the compensation ratio for the three months ended March 31, 2016 as compared to the prior year quarter is due to the decline in net revenues in relationship to non-discretionary compensation. Since the first quarter of 2015, our headcount has decreased due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, partially offset by increases across our asset management businesses.

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

The decrease in non-compensation expenses during the three months ended March 31, 2016 was primarily due to a decrease in floor brokerage and clearing expenses and technology and communications expenses, partially offset by an increase in business development and other expenses. During the three months ended March 31, 2016, no goodwill impairment was recorded and the results of the most recent annual assessment on August 1, 2015 indicated the fair value of Jefferies was in excess of carrying value.  However, the valuation methodology includes assumptions related to an increase in liquidity and trading volumes in the fixed income markets, improvement in commodity and energy prices and expansion of comparable company multiples as compared to this first quarter of 2016.  If the future were to differ adversely from these assumptions, the estimated fair value may decline and result in an impairment.

Floor brokerage and clearing expenses during the three months ended March 31, 2016 decreased, primarily reflecting the wind down of the Jefferies Bache business. Technology and communications expense decreased during the three months ended March 31, 2016, primarily due to accelerated depreciation on capitalized software related to the Jefferies Bache business recognized during the three months ended March 31, 2015. Business development expense increased, primarily reflecting Jefferies continued efforts to build market share. In both periods, Jefferies continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Selling, general and other expenses. Non-compensation expenses associated directly with the activities of the Bache business were $2.7 million and $38.6 million for the three months ended March 31, 2016 and 2015, respectively.

National Beef

A summary of results of operations for National Beef for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$1,634,451	$1,856,019

Expenses:
Cost of sales	1,569,466	1,848,161
Compensation and benefits	9,333	8,626
Interest	3,967	4,401
Depreciation and amortization	22,626	21,787
Selling, general and other expenses	7,650	6,629
Total expenses	1,613,042	1,889,604

Income (loss) before income taxes	$21,409	$(33,585)
National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume and capacity utilization.  National Beef operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  National Beef’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.
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
Revenues in the three month 2016 period decreased 12% in comparison to the same period in 2015, due to lower average selling prices, partially offset by a small increase in the number of cattle processed. For the three month 2016 period, cost of sales declined 15% as compared to the 2015 period, due to a significant decrease in the price of cattle, partially offset by a small increase in volume.  The combined effects of increased margin and a small increase in volume led to significantly higher profitability in the first quarter of 2016 compared to the same period in 2015.

Corporate and Other Results

A summary of results of operations for corporate and other for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$66,856	$20,316

Expenses:
Corporate compensation and benefits	8,648	17,101
WilTel pension	800	2,678
Depreciation and amortization	943	970
Selling, general and other expenses	8,960	9,390
Total expenses	19,351	30,139

Income (loss) before income taxes and income related to associated companies	47,505	(9,823)
Income related to associated companies	231	394
Income (loss) before income taxes	$47,736	$(9,429)

Net revenues of corporate and other primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Net revenues increased $46.5 million compared to the first quarter of 2015, primarily due to a $65.6 million increase in a trading asset held at fair value in the first quarter of 2016. Net revenues include net realized securities gains of $0.7 million and $15.1 million for the three months ended March 31, 2016 and 2015, respectively. Net revenues also include interest income of $0.5 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively.

Compensation and benefits includes accrued incentive bonus expense of $2.1 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively. Share-based compensation expense was $1.5 million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively.

Income related to associated companies is comprised of our share of various investees' underlying net income or loss, none of which is significant during the three months ended March 31, 2016 and 2015.

Other Financial Services Businesses and Investments

A summary of results for other financial services businesses and investments for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$(111,967)	$717,984

Expenses:
Compensation and benefits	13,263	10,178
Interest	2,922	1,690
Depreciation and amortization	2,722	1,822
Selling, general and other expenses	8,420	23,562
Total expenses	27,327	37,252

Income (loss) before income taxes and income related to associated companies	(139,294)	680,732
Income related to associated companies	12,993	30,245
Income (loss) before income taxes	$(126,301)	$710,977

Our other financial services businesses and investments include the consolidated results of certain Leucadia Asset Management fund managers, the returns on our investments in these funds, the consolidated results of Foursight Capital and Chrome Capital (vehicle finance), our share of the income of Berkadia, the results of our investment in FXCM and our share of the income of HomeFed.

As more fully discussed in Note 3 to our consolidated financial statements, in January 2015, we entered into a credit agreement with FXCM, for a $300 million senior secured term loan due January 2017, with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  We are accounting for our loan and rights at fair value.  During the first quarter, we recognized losses of $53.2 million in 2016 and gains of $686.6 million in 2015 from our FXCM investment. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Excluding the FXCM revenues discussed above, the net revenues in other financial services businesses and investments reflect a loss of $58.8 million in 2016 and revenues of $31.4 million in 2015. The quarter-over-quarter decrease in 2016 primarily reflects lower returns on investments recorded at market value related to the Leucadia Asset Management businesses partially offset by growth in our vehicle finance businesses.

Selling, general and other expenses declined in the first quarter of 2016 primarily due to $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM in the first quarter of 2015. Jefferies recognized this fee within net revenues during the first quarter of 2015 and both the intercompany revenue and expense have been eliminated in our consolidated results. The decline in selling, general and other expenses in the first quarter of 2016 was partially offset by the growth of our Leucadia Asset Management and vehicle finance businesses.

Income related to Berkadia was $13.1 million for the three months ended March 31, 2016 and $32.3 million for the same period in 2015. The year-over-year decline primarily reflects investment gains recorded in the first quarter of 2015. Our share of HomeFed’s results was not significant during these periods.

Other Merchant Banking Businesses and Investments

A summary of results for other merchant banking businesses and investments for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$124,980	$19,923

Expenses:
Cost of sales	78,586	74,062
Compensation and benefits	7,244	6,057
Interest	715	596
Depreciation and amortization	8,729	5,611
Selling, general and other expenses	20,830	12,454
Total expenses	116,104	98,780

Income (loss) before income taxes and income related to associated companies	8,876	(78,857)
Income related to associated companies	6,828	9,812
Income (loss) before income taxes	$15,704	$(69,045)

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

Net revenues and pre-tax results increased in the three month 2016 period compared to 2015, primarily due to an increase in the value of our investment in HRG. We classify HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues. Changes in the fair value of our investment resulted in unrealized gains of $17.2 million in the three months ended March 31, 2016 and unrealized losses of $78.3 million for the same period in 2015. Additionally, the increase in net revenues reflects increased manufacturing revenues.
For the three months ended March 31, 2016 and 2015, net revenues for manufacturing were $95.7 million and $86.2 million, respectively, and net revenues for our oil and gas exploration and development businesses were $9.9 million and $10.0 million, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse uses call and put options in order to reduce exposure to future oil price fluctuations. In the first quarter of 2016, net realized and unrealized gains related to these options totaled $0.9 million.
Total expenses increased $17.3 million in the first quarter of 2016, primarily reflecting higher costs for our oil and gas exploration and development businesses and a $2.0 million impairment of one of our real estate properties. Selling, general and other expenses for our oil and gas exploration and development businesses increased $6.9 million from the first quarter of 2015 due to increased exploration costs and the write down of certain leases that will not benefit our business going forward.
For the three months ended March 31, 2016 and 2015, pre-tax profits for manufacturing were $8.8 million and $3.7 million, respectively.  Pre-tax income (losses) for the oil and gas exploration and development businesses were $(10.8) million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. Pre-tax losses for the Oregon LNG project were $1.7 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.
Income related to associated companies primarily relates to our investments in Linkem and Garcadia.  For the three months ended March 31, 2016 and 2015, losses related to Linkem were $8.2 million and $4.8 million, respectively, and income related to Garcadia were $15.3 million in both periods.
Parent Company Interest
Parent company interest totaled $14.7 million and $24.7 million for the three months ended March 31, 2016 and 2015, respectively.  The decline in interest expense in 2016 compared to 2015 is primarily due to the redemption of the 8.125% Senior Notes in September 2015.
Income Taxes
For the three months ended March 31, 2016, our benefit for income taxes was $83.4 million, representing an effective tax rate of 27.6%.  Our 2016 benefit for income taxes was reduced by an $18.7 million charge related to previously issued stock awards. The majority of the awards expired during the first quarter of 2016. The tax deductions associated with the remainder of the awards was less than the compensation cost recognized during the quarter for financial reporting purposes. This charge impacted our effective tax rate by approximately 6.2%.
For the three months ended March 31, 2015, our provision for income taxes was $212.7 million, representing an effective tax rate of about 36.2%.

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

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	March 31, 2016	December 31, 2015
Jefferies	$3,385,377	$3,592,801

National Beef	60,354	45,625

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	449,706	560,251
FXCM	564,800	625,689
HomeFed	240,380	241,368
Berkadia	198,855	190,986
Foursight and Chrome	89,433	81,275
Total Other Financial Services Businesses and Investments	1,543,174	1,699,569

Other Merchant Banking Businesses and Investments:
HRG	649,138	631,896
Vitesse Energy	277,601	278,833
Juneau Energy	182,428	179,972
Garcadia	190,307	189,356
Linkem	183,894	150,149
Golden Queen	80,354	80,604
Idaho Timber	73,915	73,057
Conwed	47,358	42,915
Other	18,224	21,868
Total Other Merchant Banking Businesses and Investments	1,703,219	1,648,650

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	776,830	766,204

Total Tangible Capital	$7,468,954	$7,752,849

(1) Leucadia Asset Management does not include $80.3 million at March 31, 2016 and $366.3 million at December 31, 2015 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt.

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

◦
Our investment in FXCM currently consists of a senior secured term loan due January 2017 ($192.7 million outstanding at March 31, 2016), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018. FXCM is a leading, global online provider of foreign exchange trading and related services, including contract for difference trading and spread betting, to retail and institutional customers world-wide. FXCM is a public company traded on the NYSE.

◦
We own an approximate 65% equity method interest in HomeFed, which owns and develops residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board.

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

◦
We own approximately 23% of HRG, a public company traded on the NYSE, and we reflect this investment at fair value. Its consumer products segment contains an approximate 58% ownership stake in Spectrum Brands, a global consumer products company.

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

◦	Garcadia is an equity method joint venture that owns and operates 27 automobile dealerships in the U.S. We own approximately 75% of Garcadia.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 56% of Linkem’s common equity. Linkem provides residential broadband services using WiMAX and LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

◦
Idaho Timber is our wholly-owned subsidiary that manufactures and distributes an extensive range of quality wood products, including: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.

•
Corporate liquidity and other assets, net of Corporate liabilities primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset) and cash and cash equivalents, net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

The tables below reconcile tangible capital to our U.S. GAAP balance sheet (in thousands):

	March 31, 2016
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$2,473,137	$6,290	$19,545	$28,527	$76,567	$—	$2,604,066
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	679,812	—	—	—	—	—	679,812
Financial instruments owned	13,629,559	184	586,709	656,104	670,899	—	15,543,455
Investments in managed funds	189,740	—	327,022	—	30,043	—	546,805
Loans to and investments in associated companies	756,119	—	586,958	476,391	24,002	—	1,843,470
Securities borrowed	7,347,587	—	—	—	—	—	7,347,587
Securities purchased under agreements to resell	3,526,686	—	—	—	—	—	3,526,686
Receivables	3,221,897	193,751	627,626	57,565	77,580	—	4,178,419
Property, equipment and leasehold improvements, net	247,284	391,583	10,932	46,561	24,700	—	721,060
Intangible assets, net and goodwill	1,925,167	633,948	2,239	60,997	—	—	2,622,351
Deferred tax asset, net	275,317	—	—	—	1,370,975	—	1,646,292
Other assets	976,210	294,660	112,898	670,967	53,407	(233,780)	1,874,362
Total Assets	35,248,515	1,520,416	2,273,929	1,997,112	2,328,173	(233,780)	43,134,365

Liabilities
Long-term debt (2)	5,698,169	421,322	437,998	75,888	987,084	—	7,620,461
Other liabilities	24,238,582	198,215	182,304	106,371	439,259	(233,780)	24,930,951
Total liabilities	29,936,751	619,537	620,302	182,259	1,426,343	(233,780)	32,551,412

Redeemable noncontrolling interests	—	206,577	—	2,196	—	—	208,773
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	1,220	—	108,214	48,441	—	—	157,875
Total Leucadia National Corporation shareholders' equity	$5,310,544	$694,302	$1,545,413	$1,764,216	$776,830	$—	$10,091,305

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,310,544	$694,302	$1,545,413	$1,764,216	$776,830	$—	$10,091,305
Less: Intangible assets, net and goodwill	(1,925,167)	(633,948)	(2,239)	(60,997)	—	—	(2,622,351)
Tangible Capital	$3,385,377	$60,354	$1,543,174	$1,703,219	$776,830	$—	$7,468,954

	December 31, 2015
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,510,163	$17,814	$22,203	$30,940	$57,528	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	751,084	—	—	—	—	—	751,084
Financial instruments owned	16,559,116	891	647,936	639,253	653,249	—	18,500,445
Investments in managed funds	85,775	—	488,940	—	55,317	(26,312)	603,720
Loans to and investments in associated companies	825,908	—	466,364	441,970	23,127	—	1,757,369
Securities borrowed	6,975,136	—	—	—	—	—	6,975,136
Securities purchased under agreements to resell	3,854,746	—	—	—	—	—	3,854,746
Receivables	3,023,899	208,107	463,545	51,558	83,858	—	3,830,967
Property, equipment and leasehold improvements, net	243,486	394,506	11,479	46,894	25,510	—	721,875
Intangible assets, net and goodwill	1,938,582	645,049	2,336	62,395	—	—	2,648,362
Deferred tax asset, net	320,198	—	—	—	1,255,170	—	1,575,368
Other assets	519,693	247,882	88,987	680,926	59,387	(123,411)	1,473,464
Total Assets	38,607,786	1,514,249	2,191,790	1,953,936	2,213,146	(149,723)	46,331,184

Liabilities
Long-term debt (3)	5,640,722	439,299	258,350	75,389	986,822	—	7,400,582
Other liabilities	27,408,213	194,918	216,537	116,702	335,120	(123,411)	28,148,079
Total liabilities	33,048,935	634,217	474,887	192,091	1,321,942	(123,411)	35,548,661

Redeemable noncontrolling interests	—	189,358	—	2,275	—	—	191,633
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	27,468	—	14,998	48,525	—	(26,312)	64,679
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211
Less: Intangible assets, net and goodwill	(1,938,582)	(645,049)	(2,336)	(62,395)	—	—	(2,648,362)
Tangible Capital	$3,592,801	$45,625	$1,699,569	$1,648,650	$766,204	$—	$7,752,849

(1) Other financial services businesses and investments excludes $80.3 million and $366.3 million at March 31, 2016 and December 31, 2015, respectively, of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of Corporate liabilities.
(2) Long-term debt within Other financial services businesses and investments of $438.0 million at March 31, 2016, includes $238.2 million for 54 Madison, $158.5 million for Foursight and $41.3 million for Chrome. Long-term debt within Other merchant banking businesses and investments of $75.9 million at March 31, 2016, includes $57.3 million for real estate associated with the Garcadia investment and $18.6 million for Vitesse Energy.
(3) Long-term debt within Other financial services businesses and investments of $258.4 million at December 31, 2015, includes $116.2 million for 54 Madison, $109.5 million for Foursight and $32.6 million for Chrome. Long-term debt within Other merchant banking businesses and investments of $75.4 million at December 31, 2015, includes $57.8 million for real estate associated with the Garcadia investment and $17.6 million for Vitesse Energy.

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

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, and investments in managed funds.  Together these total $555.6 million at March 31, 2016, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate overhead expenses.

The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of March 31, 2016), of which $750.0 million is due in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.

During the first quarter of 2016, we invested $44.6 million in 54 Madison Capital, LLC, which was used to fund additional real estate projects. In the first quarter of 2016, we also purchased $33.3 million of additional Linkem convertible preferred equity.

During March 2016, we received $108.0 million from the redemption of Leucadia Asset Management's investment in Topwater; assets under management were replaced by Jefferies investment of $108.0 million.

During 2015, we invested $279.0 million in FXCM, structured as a two-year term loan and rights to receive a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, as more fully discussed in Note 3 to our consolidated financial statements.  We received $7.7 million of principal, interest and fees from FXCM during the three months ended March 31, 2016.

During the three months ended March 31, 2016, we paid a quarterly dividend of $0.0625 per share which aggregated $23.0 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At March 31, 2016, we had outstanding 362,329,220 common shares and 16,142,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 378,471,220 outstanding common shares if all awards become outstanding common shares).

In November 2012, the Board of Directors increased the number of our common shares that we are authorized to purchase to 25,000,000.  Such purchases may be made from time to time in the open market, through block trades or otherwise.  Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.  As of March 31, 2016, we are authorized to repurchase 20,000,000 common shares.

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

These thresholds and calculations of the actual ratios and percentages are detailed below at March 31, 2016 (dollars in thousands):

Total equity	$10,091,305
Less, investment in Jefferies	(5,310,544)
Equity excluding Jefferies	4,780,761
Less, our two largest investments:
National Beef	(694,302)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,610,859
Less, net deferred tax asset excluding Jefferies amount	(1,370,975)
Equity in a stressed scenario less net deferred tax asset	$2,239,884
Balance sheet amounts:
Available liquidity	$555,557
Parent company debt (see Note 14 to our
consolidated financial statements)	$987,084
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.27	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.44	x
Liquidity reserve:
Minimum	$426,100
Actual	$555,557

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
Net cash of $922.8 million and $1,727.4 million was used for operating activities during three months ended March 31, 2016 and 2015, respectively.

•
Jefferies used funds of $1,229.8 million and $1,328.7 million during the three months ended March 31, 2016 and 2015, respectively.  Included in these amounts are distributions received from associated companies of $9.8 million during 2015.

•	National Beef generated funds of $15.7 million during the three months ended March 31, 2016 and used funds of $22.0 million during the three months ended March 31, 2015.

•
Within our Other Financial Services Businesses and Investments, cash of $44.6 million was used during the three months ended March 31, 2016 to fund additional real estate projects in 54 Madison Capital, LLC. and $325.0 million was used during the three months ended March 31, 2015 to make additional investments in the Leucadia Asset Management platform. Additionally, during the three months ended March 31, 2016, cash of $235.0 million was generated from our trading portfolio and $134.3 million from our investments in managed funds related to our Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $5.4 million during 2016 and $18.5 million during 2015. Cash used for operating activities also includes net cash used of $40.6 million during 2016 and $31.1 million during 2015 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $1.4 million during the three months ended March 31, 2016 and used funds $10.2 million during the three months ended March 31, 2015, respectively. We received distributions from Garcadia, an associated company, of $8.5 million during 2016 and $11.4 million during 2015.

•
Our cash used for operating activities also reflects the use of $2.6 million during the three months ended March 31, 2015 by our discontinued operations. The change in operating cash flows also reflects lower interest payments during 2016 as compared to 2015.

Net cash of $512.5 million was used for investing activities and $267.9 million was provided by investing activities during three months ended March 31, 2016 and 2015, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $48.5 million during 2016 and $17.4 million during 2015. Jefferies made loans to and investments in associated companies of $141.7 million during 2016 and $600.8 million during 2015. Jefferies received capital distributions and loan repayment from its associated companies of $188.1 million during 2016 and $558.3 million during 2015.

•	Acquisitions of property, equipment and leasehold improvements, and other assets within National Beef include $8.7 million during 2016 and $9.1 million during 2015.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $17.1 million during 2016 and $10.0 million during 2015. Advances on notes, loans and other receivables in 2015 include the investment in FXCM ($279.0 million). Collections on notes, loans and other receivables during in 2016 and 2015 primarily relate to FXCM. Loans to and investments in associated companies include $107.7 million to 54 Madison during 2016.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets reflect primarily activity in our oil and gas exploration and production businesses. They totaled $16.4 million during 2016 and $19.8 million during 2015. Loans to and investments in associated companies include $33.3 million and $5.9 million to Linkem during 2016 and 2015. We received capital distributions from Garcadia, of $5.8 million during 2016.

•	Our net cash provided by investing activities also includes the impact of acquisitions of property, equipment and leasehold improvements, and other assets within corporate of $6.5 million during 2015.
Net cash of $411.0 million and $708.3 million was provided by financing activities during three months ended March 31, 2016 and 2015, respectively.

•
Issuance of debt includes $65.7 million during 2016 and $35.0 million during 2015 related to Jefferies. Net proceeds from other secured financings include proceeds of $134.4 million during 2016 and $254.8 million during 2015 related to Jefferies.

•
Issuance of debt for National Beef includes $46.8 million during 2015 of borrowings under its bank credit facility. National Beef reflects a reduction in debt of $18.1 million in 2016 and $12.2 million during 2015.

•
Within our Other Financial Services Businesses and Investments, borrowings include $195.5 million during 2016 and $45.7 million during 2015. Their reduction of debt includes $16.3 million during 2016. Net proceeds from other secured financings include payments of $14.6 million during 2016 and $9.5 million during 2015 related to our Other Financial Services Businesses and Investments. Contributions from noncontrolling interests include $94.6 million during 2016 related to 54 Madison.

•	Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans.

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

Of Jefferies total trading assets, approximately 74.7% are readily and consistently financeable at haircuts of 10% or less.  In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels.  At March 31, 2016, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 3.2% of total trading assets.

Securities financing assets and liabilities include both financing for financial instruments trading activity and matched book transactions.  Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.  By primarily executing repurchase agreements with central clearing corporations, Jefferies reduces the credit risk associated with these arrangements and decreases net outstanding balances.

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Securities purchased under agreements to resell:
Period end	$3,527	$3,855
Month end average	5,582	5,719
Maximum month end	7,001	7,577

Securities sold under agreements to repurchase:
Period end	$8,252	$9,967
Month end average	13,048	14,011
Maximum month end	16,620	18,629

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
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	March 31, 2016	Average Balance First Quarter 2016 (1)	December 31, 2015
Cash and cash equivalents:
Cash in banks	$772,688	$849,638	$973,796
Certificate of deposit	—	40,385	75,000
Money market investments	1,826,949	1,650,087	2,461,367
Total cash and cash equivalents (2)	2,599,637	2,540,110	3,510,163

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,061,126	937,763	1,265,840
Other (4)	629,670	639,635	305,123
Total other sources	1,690,796	1,577,398	1,570,963

Total cash and cash equivalents and other liquidity sources	$4,290,433	$4,117,508	$5,081,126

(1)	Average balances are calculated based on weekly balances.

(2)	The March 31, 2016, balance excludes transactions after Jefferies fiscal quarter ended February 29, 2016, which have been included in our Consolidated Statements of Financial Condition.

(3)
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

(4)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 74.7% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	March 31, 2016		December 31, 2015
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,733,631	$344,324	$1,881,419	$268,664
Corporate debt securities	1,776,121	142,969	1,999,162	89,230
U.S. government, agency and municipal securities	1,779,887	352,069	2,987,784	317,518
Other sovereign obligations	2,047,701	800,512	2,444,339	1,026,842
Agency mortgage-backed securities (1)	2,849,907	—	3,371,680	—
	$10,187,247	$1,639,874	$12,684,384	$1,702,254

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 72% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.  A significant portion of Jefferies financing of European sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.
Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of March 31, 2016, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $311.9 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings for Jefferies for the three months ended March 31, 2016 were $306.2 million.
During 2015, Jefferies entered into a secured revolving loan facility ("Loan Facility") with Pacific Western Bank under which Pacific Western Bank has agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus 3.75% or the maximum rate as defined in the Loan Facility agreement. At March 31, 2016, borrowings under the Loan Facility amounted to $49.9 million and are included in the Short-term borrowings balance above and the Consolidated Statements of Financial Condition.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $877.6 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at March 31, 2016.  Of the $877.6 million aggregate notes, $50.0 million matures in June 2016, $195.1 million matures in July 2016, $75.8 million matures in August 2016, $60.0 million matures in December 2016, $225.0 matures in February 2017, $60.0 million matures in May 2017 and $60.0 million matures in October 2017, all bearing interest at a spread over one month LIBOR.  The remaining $151.7 million matures in July 2016, and bears interest at a spread over three month LIBOR.  $390.9 million of the $877.6 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders.

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

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition is $5.7 billion at the end of the first quarter.  Jefferies long-term debt has a weighted average maturity of approximately 7 years.  Included in the $5.7 billion of long-term debt at March 31, 2016, is $350.0 million of 5.5% Senior Notes, which were redeemed subsequent to Jefferies fiscal quarter ended February 29, 2016.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $62.8 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,261,050	$1,185,025
Jefferies Execution	10,280	10,030

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
Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile and if unsuccessful could reduce the value of our common shares; economic downturns, including a downgrade of the U.S. credit rating or a recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; risks of loss relating to our oil and gas exploration and development investments; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; uncertainties in HRG’s business and operations; uncertainties relating to FXCM’s revenue and profitability; volatility in the value of our investment in FXCM; revenue from new and used car sales at dealerships; investment in illiquid securities subject to standstill or otherwise restricted agreements; the failure of our technology systems and vulnerability to unauthorized access, computer hacking or computer viruses; our ability to pay dividends; transfer restrictions on our common shares; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; and liability associated with legal proceedings.  For additional information, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K (our “2015 10-K”), incorporated herein by reference.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements.  The discussion of risk is presented for our company exclusive of Jefferies and separately for Jefferies. The potential for changes in the value of financial instruments is referred to as market risk.

Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk.  Information related thereto required under this Item is contained in Item 7A in our 2015 10-K, and is incorporated by reference herein.

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $649.1 million at March 31, 2016.  Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $65 million.

In addition, as more fully discussed elsewhere in this Report, we have an investment in FXCM consisting of a $300 million senior secured term loan due January 2017 with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  We are accounting for this investment, which is included within Trading assets, at fair value of $564.8 million at March 31, 2016.  Our market risk with respect to our investment in FXCM primarily affects the value of our rights, particularly relating to FXCM’s underlying common stock price and its volatility.  Assuming a decline of $1.00 (representing approximately 9% of the price at March 31, 2016) in FXCM’s market price, as of March 31, 2016, the value of our FXCM rights would decrease by approximately $17 million, assuming no change in any other factors.  Likewise, assuming an increase in the observed volatility of FXCM by 10%, the value of our FXCM rights would decrease by approximately $20 million, assuming no other change in any other factors. A three month change in the estimated time to liquidity event would result in a change of about $7 million in this valuation, assuming no change in any other factors. Changes to the key inputs with respect to our loan did not have a significant impact on the risk of loss.
Jefferies
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
While Jefferies believes the assumptions and inputs in its risk model are reasonable, Jefferies could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions.  Consequently, this VaR estimate is only one of a number of tools Jefferies uses in its daily risk management activities.  During the first quarter of 2016, Jefferies experienced sizable losses given the exceptionally volatile and turbulent market, which were more dramatic than the estimates included in its VaR which are based on historical observations. When comparing the VaR numbers to those of other firms, it is important to remember that different methodologies and assumptions could produce significantly different results.

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

(In millions) Risk Categories	VaR at February 29, 2016	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended February 29, 2016			VaR at November 30, 2015	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended November 30, 2015
		Average	High	Low		Average	High	Low
Interest Rates	$4.58	$5.01	$6.25	$3.84	$5.01	$5.65	$7.50	$4.35
Equity Prices	4.98	6.09	9.55	3.20	6.69	7.67	12.18	5.39
Currency Rates	0.74	0.45	1.10	0.18	0.30	0.52	0.93	0.16
Commodity Prices	1.17	0.72	1.56	0.31	0.82	0.94	1.53	0.43
Diversification Effect (2)	(3.96)	(3.90)	N/A	N/A	(5.09)	(5.06)	N/A	N/A
Firmwide	$7.51	$8.37	$11.40	$5.89	$7.73	$9.72	$15.52	$6.35

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR decreased to $8.37 million for the three months ended February 29, 2016 from $9.72 million for the three months ended November 30, 2015.  The decrease was primarily driven by a decrease in equity risk exposure due to a reduction in various equity block positions, partially offset by a reduction in the diversification benefit.  Excluding the investment in KCG, average VaR decreased to $6.69 million for the three months ended February 29, 2016 from $8.46 million for the three months ended November 30, 2015.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended February 29, 2016, results of the evaluation at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 29, 2016 (in thousands):

10% Sensitivity

Private investments	$21,843
Corporate debt securities in default	4,745
Trade claims	522

Excluding trading losses associated with the daily marking to market of the investment in KCG, there were 12 days with trading losses out of a total of 61 trading days in the three months ended February 29, 2016. Including these losses, there were 17 days with trading losses. The loss days were primarily attributable to two listed equity block positions.

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

•
Loans and lending arise in connection with our capital markets activities and represents the current exposure, amount at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments outstanding.  In addition, credit exposures on forward settling traded loans are included within Jefferies loans and lending exposures for consistency with the Statement of Financial Condition categorization of these items.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables and related disclosures below are for amounts included in our Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
		(1)						(1)				(1)
AAA Range	$—	$—	$0.7	$11.8	$—	$—	$0.7	$11.8	$1,827.5	$2,461.4	$1,828.2	$2,473.2
AA Range	—	—	151.0	152.3	2.7	4.4	153.7	156.7	18.9	175.0	172.6	331.7
A Range	—	1.0	542.1	556.4	137.7	95.9	679.8	653.3	729.7	846.3	1,409.5	1,499.6
BBB Range	—	86.6	119.9	107.9	19.5	31.7	139.4	226.2	23.3	25.8	162.7	252.0
BB or Lower	137.8	181.7	14.9	14.8	45.6	30.1	198.3	226.6	—	—	198.3	226.6
Unrated	37.5	56.3	—	—	0.1	0.1	37.6	56.4	0.2	1.7	37.8	58.1
Total	$175.3	$325.6	$828.6	$843.2	$205.6	$162.2	$1,209.5	$1,331.0	$2,599.6	$3,510.2	$3,809.1	$4,841.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
		(1)						(1)				(1)
Asia/Latin America/Other	$10.7	$10.1	$20.4	$15.3	$40.5	$40.6	$71.6	$66.0	$140.8	$159.6	$212.4	$225.6
Europe	—	0.4	197.3	212.2	48.5	43.4	245.8	256.0	203.1	341.8	448.9	597.8
North America	164.6	315.1	610.9	615.7	116.6	78.2	892.1	1,009.0	2,255.7	3,008.8	3,147.8	4,017.8
Total	$175.3	$325.6	$828.6	$843.2	$205.6	$162.2	$1,209.5	$1,331.0	$2,599.6	$3,510.2	$3,809.1	$4,841.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
		(1)						(1)				(1)
Asset Managers	$—	$—	$65.5	$69.8	$—	$—	$65.5	$69.8	$1,826.9	$2,461.3	$1,892.4	$2,531.1
Banks, Broker-dealers	—	0.9	473.3	464.9	132.4	95.1	605.7	560.9	772.7	1,048.9	1,378.4	1,609.8
Commodities	—	—	—	—	9.0	16.7	9.0	16.7	—	—	9.0	16.7
Corporates	145.6	194.0	—	—	21.9	11.3	167.5	205.3	—	—	167.5	205.3
Other	29.7	130.7	289.8	308.5	42.3	39.1	361.8	478.3	—	—	361.8	478.3
Total	$175.3	$325.6	$828.6	$843.2	$205.6	$162.2	$1,209.5	$1,331.0	$2,599.6	$3,510.2	$3,809.1	$4,841.2

(1) Loans and lending amounts have been recast to conform to the current period's presentation. Loans and lending amounts include the current exposure, the amount at risk on a default event with no recovery of loans. Previously, loans and lending amounts represented the notional value.

For additional information regarding credit exposure to OTC derivative contracts, see Note 4 in our consolidated financial statements.

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$352.5	$(136.0)	$(15.3)	$—	$22.3	$27.2	$37.9	$250.7	$288.6
Italy	986.2	(1,067.8)	309.3	—	—	0.2	—	227.9	227.9
Ireland	263.0	(49.8)	—	—	2.8	—	—	216.0	216.0
Singapore	160.8	(35.5)	35.4	—	—	—	12.3	160.7	173.0
Germany	197.1	(138.3)	(161.8)	—	83.5	7.6	111.4	(11.9)	99.5
Spain	266.3	(195.2)	(0.1)	—	—	—	25.1	71.0	96.1
Switzerland	50.8	(32.2)	13.2	—	41.3	4.5	4.7	77.6	82.3
Hong Kong	33.2	(35.9)	0.2	—	0.3	—	64.0	(2.2)	61.8
Japan	35.7	(31.0)	6.6	—	13.6	—	18.8	24.9	43.7
India	9.8	(4.9)	(0.3)	—	—	—	35.1	4.6	39.7
Total	$2,355.4	$(1,726.6)	$187.2	$—	$163.8	$39.5	$309.3	$1,019.3	$1,328.6

	December 31, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5

In addition, Jefferies' issuer and counterparty risk exposure to Puerto Rico was $32.2 million, as reflected in our Consolidated Statement of Financial Condition at March 31, 2016, which is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $70 billion in debt on a voluntary basis. At March 31, 2016, Jefferies had no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 21, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended March 31, 2016:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	69,199	$17.31	—	20,000,000
February 1, 2016 to February 29, 2016	495,512	$16.41	—	20,000,000
March 1, 2016 to March 31, 2016	17,815	$16.54	—	20,000,000
Total	582,526		—

(1)Includes an aggregate of 582,526 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: May 4, 2016	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.