Form 10-Q
period 2016-06-30
LEUCADIA NATIONAL CORP
filed 2016-08-03
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
YES            _____   NO            X

The number of shares outstanding of each of the issuer’s classes of common stock at July 28, 2016 was 360,392,117.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2016 and December 31, 2015
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$3,030,936	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	836,871	751,084
Financial instruments owned, including securities pledged of $11,674,370 and $12,207,123:
Trading assets, at fair value	16,585,503	18,293,090
Available for sale securities	364,144	207,355
Total financial instruments owned	16,949,647	18,500,445
Investments in managed funds	523,872	603,720
Loans to and investments in associated companies	1,737,337	1,757,369
Securities borrowed	7,577,394	6,975,136
Securities purchased under agreements to resell	3,238,189	3,854,746
Receivables	4,397,127	3,830,967
Property, equipment and leasehold improvements, net	702,727	721,875
Intangible assets, net and goodwill	2,621,633	2,648,362
Deferred tax asset, net	1,584,954	1,575,368
Other assets	1,841,240	1,473,464
Total	$45,041,927	$46,331,184

LIABILITIES
Short-term borrowings	$397,206	$310,659
Trading liabilities, at fair value	8,029,906	6,840,430
Securities loaned	2,949,266	3,014,300
Securities sold under agreements to repurchase	8,442,521	9,966,868
Other secured financings	973,619	908,741
Payables, expense accruals and other liabilities	6,456,251	7,107,081
Long-term debt	7,169,813	7,400,582
Total liabilities	34,418,582	35,548,661

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	233,787	191,633
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 360,404,901 and 362,617,423 shares issued and outstanding, after deducting 55,967,814 and 53,755,292 shares held in treasury	360,405	362,617
Additional paid-in capital	4,912,580	4,986,819
Accumulated other comprehensive income	413,272	438,793
Retained earnings	4,400,261	4,612,982
Total Leucadia National Corporation shareholders’ equity	10,086,518	10,401,211
Noncontrolling interests	178,040	64,679
Total equity	10,264,558	10,465,890

Total	$45,041,927	$46,331,184

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2016 and 2015
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2016	2015	2016	2015
Revenues:
Beef processing services	$1,797,380	$1,994,484	$3,428,751	$3,846,795
Commissions	146,157	173,508	301,981	340,430
Principal transactions	262,347	72,238	159,864	801,473
Investment banking	253,046	404,062	483,976	655,057
Interest income	231,593	248,715	463,609	486,314
Net realized securities gains	7,414	9,093	8,142	24,182
Other	143,379	153,023	202,302	277,393
Total revenues	2,841,316	3,055,123	5,048,625	6,431,644
Interest expense	215,958	215,660	408,161	407,498
Net revenues	2,625,358	2,839,463	4,640,464	6,024,146

Expenses:
Cost of sales	1,776,370	2,050,367	3,424,422	3,972,590
Compensation and benefits	458,091	517,287	847,498	928,139
Floor brokerage and clearing fees	43,591	58,713	84,070	113,793
Interest	22,706	31,733	45,024	63,155
Depreciation and amortization	50,769	55,240	100,379	107,680
Selling, general and other expenses	186,259	155,467	373,514	321,477
	2,537,786	2,868,807	4,874,907	5,506,834
Income (loss) before income taxes and income related to associated companies	87,572	(29,344)	(234,443)	517,312
Income related to associated companies	51,890	29,807	71,942	70,258
Income (loss) before income taxes	139,462	463	(162,501)	587,570
Income tax provision (benefit)	68,850	(14,571)	(14,511)	198,107
Net income (loss)	70,612	15,034	(147,990)	389,463
Net loss attributable to the noncontrolling interests	760	356	1,812	590
Net (income) loss attributable to the redeemable noncontrolling interests	(13,068)	2,031	(17,382)	9,143
Preferred stock dividends	(1,015)	(1,015)	(2,031)	(2,031)

Net income (loss) attributable to Leucadia National Corporation common shareholders	$57,289	$16,406	$(165,591)	$397,165

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.15	$0.04	$(0.44)	$1.04

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.15	$0.04	$(0.44)	$1.04

Amounts attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$57,289	$16,406	$(165,591)	$397,165

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2016 and 2015
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2016	2015	2016	2015

Net income (loss)	$70,612	$15,034	$(147,990)	$389,463
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(776), $2,255, $(1,298) and $1,636	(1,298)	4,063	(2,238)	2,948
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $(8), $2,088, $6 and $5,032	17	(3,761)	(9)	(9,064)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(768), $167, $(1,304) and $(3,396)	(1,281)	302	(2,247)	(6,116)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(1,910), $1,772, $1,326 and $(3,996)	22,185	(3,695)	(21,736)	(18,416)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(1,910), $1,772, $1,326 and $(3,996)	22,185	(3,695)	(21,736)	(18,416)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(1,450), $0, $(1,450) and $0	(2,003)	—	(2,305)	—
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(1,450), $0, $(1,450) and $0	(2,003)	—	(2,305)	—

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(173), $(653), $(351) and $(1,306)	367	1,339	767	2,514
Net change in pension liability, net of income tax provision (benefit) of $173, $653, $351 and $1,306	367	1,339	767	2,514

Other comprehensive income (loss), net of income taxes	19,268	(2,054)	(25,521)	(22,018)

Comprehensive income (loss)	89,880	12,980	(173,511)	367,445
Comprehensive loss attributable to the noncontrolling interests	760	356	1,812	590
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	(13,068)	2,031	(17,382)	9,143
Preferred stock dividends	(1,015)	(1,015)	(2,031)	(2,031)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$76,557	$14,352	$(191,112)	$375,147

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
Net cash flows from operating activities:
Net income (loss)	$(147,990)	$389,463
Adjustments to reconcile net income (loss) to net cash used for operations:
Deferred income tax provision (benefit)	(17,192)	193,966
Depreciation and amortization	78,332	82,901
Share-based compensation	16,055	52,869
Provision for doubtful accounts	16,598	7,125
Net securities gains	(8,142)	(24,182)
(Income) related to associated companies	(40,690)	(119,404)
Distributions from associated companies	71,858	135,388
Net losses related to property and equipment, and other assets	11,566	934
Change in estimated litigation reserve	—	(88,500)
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(85,446)	1,046,324
Trading assets	1,639,682	(770,207)
Investments in managed funds	77,405	(307,949)
Securities borrowed	(604,046)	(988,097)
Securities purchased under agreements to resell	607,560	137,998
Receivables from brokers, dealers and clearing organizations	(310,748)	(321,111)
Receivables from customers of securities operations	86,026	33,904
Other receivables	(156,998)	(211,187)
Other assets	(383,319)	(102,062)
Trading liabilities	1,214,045	325,114
Securities loaned	(28,625)	1,098,339
Securities sold under agreements to repurchase	(1,548,353)	463,962
Payables to brokers, dealers and clearing organizations	(239,760)	(728,172)
Payables to customers of securities operations	(367,505)	(1,785,772)
Trade payables, expense accruals and other liabilities	76,697	(143,887)
Other	16,853	(71,674)
Net cash used for operating activities	(26,137)	(1,693,917)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(159,866)	(137,935)
Proceeds from disposals of property and equipment, and other assets	24,644	5,461
Acquisitions, net of cash acquired	(9,673)	—
Advances on notes, loans and other receivables	(190,019)	(283,000)
Collections on notes, loans and other receivables	20,274	99,999
Loans to and investments in associated companies	(329,840)	(936,713)
Capital distributions and loan repayments from associated companies	321,953	937,543
Purchases of investments (other than short-term)	(387,651)	(687,908)
Proceeds from maturities of investments	59,493	241,121
Proceeds from sales of investments	174,405	1,170,119
Other	(3,247)	1,706
Net cash provided by (used for) investing activities	(479,527)	410,393
(continued)
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the periods ended June 30, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$413,645	$155,408
Net change in short-term borrowings	86,547	350,000
Reduction of debt	(635,176)	(118,637)
Net proceeds from other secured financings	64,493	187,887
Net change in bank overdrafts	(54,508)	—
Issuance of common shares	734	954
Distributions to redeemable noncontrolling interests	(6,859)	—
Distributions to noncontrolling interests	(834)	—
Contributions from noncontrolling interests	115,801	993
Purchase of common shares for treasury	(34,357)	(30,356)
Dividends paid	(45,899)	(46,529)
Other	278	423
Net cash provided by (used for) financing activities	(96,135)	500,143

Effect of foreign exchange rate changes on cash	(5,913)	(2,362)

Net decrease in cash and cash equivalents	(607,712)	(785,743)

Cash and cash equivalents at January 1,	3,638,648	4,276,775

Cash and cash equivalents at June 30,	$3,030,936	$3,491,032

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$465,861	$457,022
Income tax payments (refunds), net	$(14,653)	$4,624

Non-cash financing activities:
Purchase of common shares for treasury settled after June 30, 2016	$(24,870)	—

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2016 and 2015
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2015	$367,499	$5,059,508	$447,082	$4,428,069	$10,302,158	$67,864	$10,370,022
Net income				397,165	397,165	(590)	396,575
Other comprehensive loss, net of taxes			(22,018)		(22,018)		(22,018)
Contributions from noncontrolling interests					—	1,334	1,334
Change in interest in consolidated subsidiary		(862)			(862)	862	—
Share-based compensation expense		52,869			52,869		52,869
Change in fair value of redeemable noncontrolling interests		3,886			3,886		3,886
Exercise of options to purchase common shares, including excess tax benefit	2	42			44		44
Purchase of common shares for treasury	(1,324)	(29,032)			(30,356)		(30,356)
Dividends ($.125 per common share)				(47,537)	(47,537)		(47,537)
Other	439	(776)			(337)		(337)

Balance, June 30, 2015	$366,616	$5,085,635	$425,064	$4,777,697	$10,655,012	$69,470	$10,724,482

Balance, January 1, 2016	$362,617	$4,986,819	$438,793	$4,612,982	$10,401,211	$64,679	$10,465,890
Net loss				(165,591)	(165,591)	(1,812)	(167,403)
Other comprehensive loss, net of taxes			(25,521)		(25,521)		(25,521)
Contributions from noncontrolling interests					—	116,180	116,180
Distributions to noncontrolling interests					—	(834)	(834)
Deconsolidation of asset management entities					—	(385)	(385)
Change in interest in consolidated subsidiary		(369)			(369)	369	—
Share-based compensation expense		16,055			16,055		16,055
Change in fair value of redeemable noncontrolling interests		(31,631)			(31,631)		(31,631)
Purchase of common shares for treasury	(3,565)	(55,662)			(59,227)		(59,227)
Dividends ($.125 per common share)				(47,130)	(47,130)		(47,130)
Other	1,353	(2,632)			(1,279)	(157)	(1,436)

Balance, June 30, 2016	$360,405	$4,912,580	$413,272	$4,400,261	$10,086,518	$178,040	$10,264,558

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

Jefferies has a November 30th fiscal year, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of June 2016 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

Leucadia Asset Management supports and develops focused alternative asset management businesses led by distinct management teams. These include Folger Hill, a multi-manager discretionary long/short equity hedge fund platform; Topwater Capital, a first-loss hedge fund; 54 Madison Capital, LLC ("54 Madison"), which targets real estate projects; our investment in CoreCommodity Management, LLC, an asset manager that focuses on commodity strategies, as well as several other smaller businesses.

Our investment in FXCM Inc. and some of its subsidiaries (collectively, "FXCM") currently consists of a senior secured term loan due January 2017 ($192.5 million outstanding at June 30, 2016), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018. On March 10, 2016, we and FXCM entered into a nonbinding memorandum of understanding that would amend the terms of the term loan and rights to certain distributions in connection with a sale of assets by FXCM. See Note 3 to our consolidated financial statements for additional information.

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

We own 100% of Foursight Capital, an auto loan originator and servicer, and 85% of Chrome Capital, which provides leases on used Harley-Davidson motorcycles.

We own 78.9% of National Beef Packing Company.  National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets.  National Beef operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S. National Beef operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in retail channels such as the internet, direct mail and direct response television.  National Beef also owns a refrigerated and livestock transportation and logistics company that provides transportation services for National Beef and third parties.

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

Juneau Energy, LLC is our 98% owned consolidated subsidiary that engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.

Garcadia is an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75% of Garcadia.

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

Golden Queen Mining Company, LLC ("Golden Queen") owns the Soledad Mountain project, a fully-permitted, open pit, heap leach gold and silver project in Kern County, California, which commenced gold and silver production in March 2016.  We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen for the development and operation of the project. Our effective ownership of Golden Queen is approximately 35% and is accounted for under the equity method.

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

Receivables

At June 30, 2016 and December 31, 2015, Receivables include receivables from brokers, dealers and clearing organizations of $1,922.6 million and $1,616.3 million, respectively, and receivables from customers of securities operations of $1,096.8 million and $1,191.3 million, respectively.

Payables, expense accruals and other liabilities
At June 30, 2016 and December 31, 2015, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,529.3 million and $2,757.2 million, respectively, and payables to customers of securities operations of $2,413.0 million and $2,780.5 million, respectively.
Accounting Developments

Revenue Recognition.  In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance is effective for interim and annual periods beginning after December 15, 2017.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

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

Debt Issuance Costs.  In January 2016, we adopted the FASB's new guidance that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability.  The guidance is effective retrospectively and we have adopted this guidance in the first quarter of 2016. The adoption of this guidance resulted in the following adjustments to the Consolidated Statement of Financial Condition on December 31, 2015: a decrease of $8.6 million to Other assets, a decrease of $7.0 million to Long-term debt and a decrease of $1.6 million to Other secured financings. The adoption of this guidance also resulted in the following adjustments to the Consolidated Statements of Operations for the three and six months ended June 30, 2015: a decrease of $1.0 million and $2.0 million, respectively, to Selling, general and other expenses and an increase of $1.0 million and $2.0 million, respectively, to Interest expense.

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

Financial Instruments-Credit Losses. In June 2016, the FASB issued new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments and trading liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $30.3 million and $36.7 million, respectively, by level within the fair value hierarchy at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,828,939	$141,115	$48,816	$—	$3,018,870
Corporate debt securities	—	2,803,167	24,113	—	2,827,280
Collateralized debt obligations	—	62,763	52,710	—	115,473
U.S. government and federal agency securities	2,476,399	93,022	—	—	2,569,421
Municipal securities	—	638,929	—	—	638,929
Sovereign obligations	1,450,033	845,731	120	—	2,295,884
Residential mortgage-backed securities	—	1,353,973	63,308	—	1,417,281
Commercial mortgage-backed securities	—	615,289	24,983	—	640,272
Other asset-backed securities	—	137,396	43,033	—	180,429
Loans and other receivables	—	1,605,319	104,399	—	1,709,718
Derivatives	13,448	5,332,105	16,311	(5,030,887)	330,977
Investments at fair value	—	29,000	273,271	—	302,271
Investment in FXCM	—	—	508,400	—	508,400
Total trading assets, excluding Investments at fair value based on NAV	$6,768,819	$13,657,809	$1,159,464	$(5,030,887)	$16,555,205

Available for sale securities:
Corporate equity securities	$69,626	$—	$—	$—	$69,626
Corporate debt securities	—	2,530	—	—	2,530
U.S. government securities	240,696	—	—	—	240,696
Residential mortgage-backed securities	—	28,142	—	—	28,142
Commercial mortgage-backed securities	—	4,091	—	—	4,091
Other asset-backed securities	—	19,059	—	—	19,059
Total available for sale securities	$310,322	$53,822	$—	$—	$364,144
Cash and cash equivalents	$3,030,936	$—	$—	$—	$3,030,936
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (3)	$836,871	$—	$—	$—	$836,871

Liabilities:
Trading liabilities:
Corporate equity securities	$1,846,996	$88,806	$—	$—	$1,935,802
Corporate debt securities	—	1,964,988	—	—	1,964,988
U.S. government and federal agency securities	1,349,746	—	—	—	1,349,746
Sovereign obligations	678,659	1,093,388	—	—	1,772,047
Residential mortgage-backed securities	—	1,045	—	—	1,045
Loans	—	597,623	1,896	—	599,519
Derivatives	1,878	5,502,360	20,735	(5,118,214)	406,759
Total trading liabilities	$3,877,279	$9,248,210	$22,631	$(5,118,214)	$8,029,906
Other secured financings	$—	$46,305	$468	$—	$46,773
Long-term Debt:
Structured notes	$—	$92,993	$—	$—	$92,993

	December 31, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,803,243	$133,732	$40,906	$—	$2,977,881
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
Collateralized debt obligations	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	2,253	4,406,207	19,785	(4,165,446)	262,799
Investments at fair value	—	26,224	199,794	—	226,018
Investment in FXCM	—	—	625,689	—	625,689
Total trading assets, excluding Investments at fair value based on NAV	$6,611,880	$14,495,857	$1,314,065	$(4,165,446)	$18,256,356

Available for sale securities:
Corporate equity securities	$73,579	$—	$—	$—	$73,579
Corporate debt securities	—	4,744	—	—	4,744
U.S. government securities	63,945	—	—	—	63,945
Residential mortgage-backed securities	—	23,240	—	—	23,240
Commercial mortgage-backed securities	—	2,374	—	—	2,374
Other asset-backed securities	—	39,473	—	—	39,473
Total available for sale securities	$137,524	$69,831	$—	$—	$207,355
Cash and cash equivalents	$3,638,648	$—	$—	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$751,084	$—	$—	$—	$751,084

Liabilities:
Trading liabilities:
Corporate equity securities	$1,428,048	$36,518	$38	$—	$1,464,604
Corporate debt securities	—	1,556,941	—	—	1,556,941
Collateralized debt obligations	1,488,121	—	—	—	1,488,121
U.S. government and federal agency securities	837,614	505,382	—	—	1,342,996
Sovereign obligations	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,456,334	19,543	(4,257,998)	218,243
Total trading liabilities	$3,754,147	$7,314,231	$30,050	$(4,257,998)	$6,840,430
Other secured financings (4)	$—	$67,801	$544	$—	$68,345

(1)	There were no material transfers between Level 1 and Level 2 during the six months ended June 30, 2016 and during the year ended December 31, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million at June 30, 2016.

(4)	Level 2 liabilities include $67.8 million of other secured financings that were previously not disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•
Oil Futures Derivatives: Vitesse Energy uses call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy accounts for the derivative instruments at fair value, which are classified as Level 2 within the fair value hierarchy. Fair values classified as Level 2 are determined under the income valuation technique using an option-pricing model that is based on directly or indirectly observable inputs.

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

Investment in FXCM

In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017, with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions is as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $500 million (this was an amount initially set at a range between $500 million to $680 million and based on payments made by FXCM to us through April 16, 2015, this amount became $500 million); and 60% of all amounts thereafter.  During the six months ended June 30, 2016, we received $16.2 million of principal, interest and fees from FXCM and $192.5 million remained outstanding under the credit agreement as of June 30, 2016. Through the first quarter of 2016 interest accrued at 16.0% per annum and in the second quarter of 2016 interest accrued at 17.5% per annum; in the third quarter of 2016 interest will accrue at 19.0% per annum.

FXCM is considered a variable interest entity and our term loan with rights is a variable interest.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM’s performance.  Therefore, we do not consolidate FXCM.

We view the FXCM loan and associated rights as one integrated transaction; since the rights, as derivatives, are accounted for at fair value, we have elected the fair value option for the loan.  The total amount of our investment in FXCM is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, are included within Principal transactions in the Consolidated Statements of Operations.  We recorded in Principal transactions an aggregate $(47.9) million and $(101.1) million during the three and six months ended June 30, 2016, respectively, and $(112.1) million and $574.5 million during the three and six months ended June 30, 2015, respectively, of unrealized and realized gains (losses), interest income and fees relating to our investment in FXCM.  Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of our investment ($508.4 million at June 30, 2016).

On March 10, 2016 we and FXCM entered into a nonbinding memorandum of understanding that would amend the terms of the FXCM loan and associated rights. Among other changes, the proposed amendments would extend the maturity of the term loan by one year to January 2018 to allow FXCM more time to optimize remaining asset sales; give Leucadia a 49.9% common membership interest in FXCM Newco, LLC ("FXCM Newco") as well as non-voting preferred shares; create an eight-member board for FXCM Newco, comprised of three directors appointed by Leucadia, three directors appointed by FXCM, and two independent directors; and put in place a long-term incentive program for FXCM senior management. The nonbinding memorandum of understanding remains subject to the execution of definitive agreements and FXCM's Board approval.

We engaged an independent valuation firm to assist management in estimating the fair value of our loan and rights in FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield; implied total equity value, based primarily on the publicly traded FXCM stock price; volatility; risk-free rate; and term.  Because of these inputs and the degree of judgment involved, we have categorized our FXCM investment in Level 3.  The valuation is most significantly impacted by the inputs and assumptions related to the publicly traded stock price, volatility and the period of time until a liquidity event.  A $1.00 change in the price of FXCM’s shares alone (representing about 12% of the price at June 30, 2016 of its common stock), would result in a change of about $19 million in this valuation, assuming no change in any other factors we considered.  Likewise, a 10% change in the assumed volatility would result in a change of about $23 million in this valuation, assuming no other change in any other factors.  A three month change in the estimated period of time until a liquidity event would result in a change of about $8 million in this valuation, assuming no change in any other factors. As we adjust to fair value each quarter, we anticipate there could be volatility in the FXCM valuation, which could materially impact our results in a given period.

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

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
June 30, 2016
Equity Long/Short Hedge Funds (2)	$387,472	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	999	—	—
Fund of Funds (4)	284	—	—
Equity Funds (5)	35,130	20,512	—
Multi-asset Funds (6)	130,285	—	—
Total	$554,170	$20,512

December 31, 2015 (7)
Equity Long/Short Hedge Funds (2)	$430,207	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Multi-asset Funds (6)	165,821	—
Convertible Bond Funds (8)	326	—	At Will
Total	$640,455	$20,885

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At June 30, 2016 and December 31, 2015, investments with a fair value of $44.5 million and $54.7 million are redeemable with 30 to 90 days prior written notice. At June 30, 2016 and December 31, 2015, this category also includes investments in funds with broad industry and geographic diversification.  Investment in these funds are subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  At June 30, 2016 and December 31, 2015, our investments in these funds had an aggregate fair value of $340.7 million and $375.5 million, respectively.

(3)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions.  At June 30, 2016 and December 31, 2015, the underlying assets of 9% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
This category includes investments in fund of funds that invest in various private equity funds.  At June 30, 2016 and December 31, 2015, approximately 98% and 95%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions; instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to start liquidating in the next six months.  For the remaining investments at December 31, 2015, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At June 30, 2016 and December 31, 2015, approximately 99% and 100%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At June 30, 2016 and December 31, 2015, investments representing approximately 12% and 32%, respectively, of the fair value of investments in this category are redeemable with 30 to 90 days prior written notice. At June 30, 2016, for the remaining investments in this category, withdrawals during any calendar quarter are limited to 25% of the fund’s net asset value. This restriction can be waived by us, in our sole discretion.

(7)
Certain prior period amounts have been recast to conform to the current year's presentation due to the presentation of multi-asset funds. Previously, these investments had been classified within equity long/short hedge funds.

(8)
Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by Jefferies that invested primarily in convertible bonds.  The remaining investments were in liquidation at December 31, 2015 and the underlying assets were fully liquidated during the six months ended June 30, 2016.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.

Long-term Debt - Structured Notes

Long-term debt includes variable rate and fixed to floating rate structured notes that contain various interest rate payment terms and are generally measured using valuation models for the derivative and debt portions of the notes. These models incorporate market price quotations from external pricing sources referencing the appropriate interest rate curves and are generally categorized within Level 2 of the fair value hierarchy. The impact of Jefferies credit spreads is also included based on observed secondary bond market spreads and asset-swap spreads.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2016 (in thousands):

Three Months Ended June 30, 2016
	Balance, March 31, 2016	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2016	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$30,540	$(927)	$200	$(508)	$(2,455)	$—	$21,966	$48,816	$(849)
Corporate debt securities	25,634	474	15	(789)	—	—	(1,221)	24,113	347
Collateralized debt obligations	67,348	1,797	943	(21,233)	—	—	3,855	52,710	2,534
Sovereign obligations	119	1	—	—	—	—	—	120	1
Residential mortgage-backed securities	68,019	(4,915)	3,422	(2,837)	(122)	—	(259)	63,308	(2,233)
Commercial mortgage-backed securities	21,994	(1,140)	—	—	(311)	—	4,440	24,983	(1,306)
Other asset-backed securities	33,124	(7,284)	3,549	(1,068)	(52)	—	14,764	43,033	(7,275)
Loans and other receivables	155,442	(7,792)	20,836	(13,347)	(55,541)	—	4,801	104,399	(6,231)
Investments at fair value	275,389	(1,375)	3,540	—	(283)	—	(4,000)	273,271	193
Investment in FXCM	564,800	(47,853)	—	—	(8,547)	—	—	508,400	(47,853)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Net derivatives (2)	11,757	3	—	—	(83)	451	(7,704)	4,424	(3)
Loans	7,744	(261)	—	—	(71)	—	(5,516)	1,896	261
Other secured financings	538	(70)	—	—	—	—	—	468	70

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended June 30, 2016

During the three months ended June 30, 2016, transfers of assets of $107.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Other asset-backed securities of $30.7 million and residential mortgage-backed securities of $19.3 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Corporate equity securities of $22.0 million due to a lack of observable market transactions;

•	Loans and other receivables of $15.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

During the three months ended June 30, 2016, transfers of assets of $62.7 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $19.5 million and other asset-backed securities of $16.0 million for which market trades were observed in the period for either identical or similar securities.

Net losses on Level 3 assets were $69.0 million and net gains on Level 3 liabilities were $0.3 million for three months ended June 30, 2016.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of loans and other receivables, other asset-backed securities, residential mortgage-backed securities, corporate equity securities, investments at fair value and commercial mortgage-backed securities, partially offset by an increase in valuations of collateralized debt obligations and corporate debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2016 (in thousands):

Six Months Ended June 30, 2016
	Balance, December 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at June 30, 2016	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$1,571	$2,287	$(508)	$(2,455)	$—	$7,015	$48,816	$2,080
Corporate debt securities	25,876	(2,378)	16,564	(16,613)	(245)	—	909	24,113	(2,474)
Collateralized debt obligations	85,092	(20,455)	24,024	(43,696)	(473)	—	8,218	52,710	(12,002)
Sovereign obligations	120	—	—	—	—	—	—	120	—
Residential mortgage-backed securities	70,263	(8,337)	1,483	(4,843)	(235)	—	4,977	63,308	(4,011)
Commercial mortgage-backed securities	14,326	(2,589)	2,951	(2,023)	(1,208)	—	13,526	24,983	(3,140)
Other asset-backed securities	42,925	(202)	64,833	(74,690)	(4,713)	—	14,880	43,033	(7,134)
Loans and other receivables	189,289	(13,376)	203,990	(127,944)	(150,975)	—	3,415	104,399	(15,693)
Investments at fair value	199,794	59,242	4,727	—	(555)	—	10,063	273,271	66,243
Investment in FXCM	625,689	(101,056)	—	—	(16,233)	—	—	508,400	(101,056)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Net derivatives (2)	(242)	10,075	—	—	(46)	1,005	(6,368)	4,424	(11,008)
Loans	10,469	(541)	(2,240)	1,033	(1,149)	—	(5,676)	1,896	250
Other secured financings	544	(76)	—	—	—	—	—	468	76

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended June 30, 2016

During the six months ended June 30, 2016, transfers of assets of $155.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Collateralized debt obligations of $30.6 million, other asset-backed securities of $28.0 million and non-agency residential mortgage-backed securities of $21.7 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Investments at fair value of $26.1 million due to a lack of observable market transactions;

•	Loans and other receivables of $20.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

During the six months ended June 30, 2016, transfers of assets of $92.9 million from Level 3 to Level 2 are primarily attributed to:

•
Collateralized debt obligations of $22.3 million and loans and other receivables of $16.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Non-agency residential mortgage-backed securities of $16.7 million for which market trades were observed in the period for either identical or similar securities;

•	Investments at fair value of $16.1 million due to an increase in observable market transactions.

Net losses on Level 3 assets were $87.6 million and net losses on Level 3 liabilities were $9.5 million for six months ended June 30, 2016.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of collateralized debt obligations, residential mortgage-backed securities, loans and other receivables, commercial mortgage-backed securities and corporate debt securities partially offset by an increase in valuations of investments at fair value. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2015 (in thousands):

Three Months Ended June 30, 2015
	Balance, March 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2015	Changes in unrealized gains (losses) relating to instruments still held at June 30, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$18,210	$8,030	$—	$(73)	$—	$—	$(5,620)	$20,547	$8,073
Corporate debt securities	24,795	(532)	2,183	(2,368)	—	—	7,839	31,917	(922)
Collateralized debt obligations	96,837	(5,120)	29,021	(25,430)	—	—	(6,301)	89,007	(2,328)
U.S. government and federal agency securities	333	(12)	320	(641)	—	—	—	—	—
Residential mortgage-backed securities	79,953	(1,820)	8,733	(4,915)	(323)	—	7,067	88,695	315
Commercial mortgage-backed securities	24,629	(789)	1,256	(9,237)	(173)	—	2,176	17,862	(759)
Other asset-backed securities	7,146	(19)	8,322	(80)	(270)	—	(3,242)	11,857	41
Loans and other receivables	111,410	(748)	40,602	(26,335)	(16,314)	—	141	108,756	(669)
Investments at fair value	151,365	3,766	73	(78)	(264)	—	—	154,862	3,868
Investment in FXCM	947,000	(112,093)	—	—	(75,907)	—	—	759,000	(112,093)
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	339	—	113	—	—	—	452	(339)
Net derivatives (2)	3,314	(4,912)	(11,963)	—	12,078	389	(492)	(1,586)	4,912
Loans	9,327	(332)	(1,170)	350	2,557	—	—	10,732	332
Other secured financings	65,602	—	—	—	(9,542)	—	—	56,060	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

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

During the three months ended June 30, 2015, transfers of assets of $96.4 million from Level 3 to Level 2 are primarily attributed to:

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
Net losses on Level 3 assets were $109.3 million and net gains on Level 3 liabilities were $4.9 million for three months ended June 30, 2015.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of collateralized debt obligations, residential and commercial mortgage-backed securities and loans and other receivables, partially offset by increased valuations of certain corporate equity securities and investments at fair value.  Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

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

•	Loans and other receivables of $13.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $10.4 million, corporate equity securities of $1.6 million and investments at fair value of $69.2 million due to lack of observable market transactions.

During the six months ended June 30, 2015, transfers of assets of $87.0 million from Level 3 to Level 2 are primarily attributed to:

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

Net gains on Level 3 assets were $557.0 million and net losses on Level 3 liabilities were $1.9 million for the six months ended June 30, 2015. Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM and increases in valuations of corporate equity securities and certain investments at fair value, partially offset by decreased valuations of collateralized debt obligations, loans and other receivables, and residential and commercial mortgage-backed securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives.

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

June 30, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$43,622
Non-exchange traded securities		Market approach	EBITDA (a) multiple	5.0 to 16.0	12.3
			Transaction level	$2
			Underlying stock price	$1 to $102	$21.0
		Comparable pricing	Discount factor	65%	—
			Underlying stock price	$4	—

Corporate debt securities	$24,113	Convertible bond model	Discount rate/yield	10%	—
			Volatility	40%	—
		Scenario analysis	Estimated recovery percentage	6.3%	—
		Comparable pricing	Discount factor	91%	—

Collateralized debt obligations	$33,406	Discounted cash flows	Constant prepayment rate	10% to 20%	19%
			Constant default rate	2% to 8%	3%
			Loss severity	25% to 70%	30%
			Yield	5% to 22%	17%

Residential mortgage-backed securities	$63,308	Discounted cash flows	Constant prepayment rate	0% to 50%	15%
			Constant default rate	1% to 50%	5%
			Loss severity	15% to 85%	45%
			Yield	1% to 9%	5%

Commercial mortgage-backed securities	$24,983	Discounted cash flows	Yield	7% to 17%	11%
			Cumulative loss rate	1% to 71%	17%

Other asset-backed securities	$21,571	Discounted cash flows	Constant prepayment rate	0% to 30%	17%
			Constant default rate	0% to 30%	10%
			Loss severity	0% to 100%	67%
			Yield	3% to 22%	11%

Loans and other receivables	$103,059	Comparable pricing	Comparable loan price	$99	—
		Market approach	Discount rate/yield	2% to 10%	8%
		Scenario analysis	Estimated recovery percentage	6% to 100%	56%

Derivatives	$16,311
Total return swaps		Comparable pricing	Comparable loan price	$86 to $100	$95.0
Credit default swaps		Market approach	Credit spread	290 bps	—
Interest rate swaps		Market approach	Credit spread	670 bps to 800 bps	710 bps
Commodity forwards		Present value	Average silver production tons per day	783	—

Investments at fair value
Private equity securities	$30,196	Market approach	Transaction level	$74	—
			Enterprise value	$5,200,000	—
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$209,400	Discounted cash flows	Term based on the pay off	0 months to 1.0 year	0.7 years
Rights	299,000	Option pricing model	Volatility	85%	—
	$508,400

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$20,735
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$99	—
		Market approach	Discount rate/yield	4% to 52%	48%
Total return swaps		Comparable pricing	Comparable loan price	$86 to $100	$95.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	13%	—
Foreign exchange forwards		Market approach	Credit spread	500 bps	—

Loans	$1,896	Scenario analysis	Estimated recovery percentage	14%	—

December 31, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5 to $102	$19.0
Corporate debt securities	$20,257	Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—
Collateralized debt obligations	$49,923	Discounted cash flows	Constant prepayment rate	5% to 20%	13%
			Constant default rate	2% to 8%	2%
			Loss severity	25% to 90%	52%
			Yield	6% to 13%	10%
Residential mortgage-backed securities	$70,263	Discounted cash flows	Constant prepayment rate	0% to 50%	13%
			Constant default rate	1% to 9%	3%
			Loss severity	25% to 70%	39%
			Yield	1% to 9%	6%
Commercial mortgage-backed securities	$14,326	Discounted cash flows	Yield	7% to 30%	16%
			Cumulative loss rate	2% to 63%	23%
Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6% to 8%	7%
			Constant default rate	3% to 5%	4%
			Loss severity	55% to 75%	62%
			Yield	7% to 22%	18%
		Over-collateralization	Over-collateralization percentage	117% to 125%	118%
Loans and other receivables	$161,470	Comparable pricing	Comparable loan price	$99 to $100	$99.7
		Market approach	Yield	2% to 17%	12%
			EBITDA (a) multiple	10.0	—
		Scenario analysis	Estimated recovery percentage	6% to 100%	83%
Derivatives	$19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—
			Transaction level	$9,500,000	—
Unfunded commitment		Comparable pricing	Comparable loan price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swap		Comparable pricing	Comparable loan price	$91.7 to $92.4	$92.1
Investments at fair value
Private equity securities	$29,940	Market approach	Transaction level	$64	—
			Enterprise value	$5,200,000	—
			Discount rate	15% to 30%	23%
Investment in FXCM
Term loan	$203,700	Discounted cash flows	Term based on the pay off	0 months to 1.0 year	0.4 years
Rights	422,000	Option pricing model	Volatility	110%	—
	$625,700

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$79 to $100	$82.6
		Market approach	Discount rate/yield	3% to 10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swap		Comparable pricing	Comparable loan price	$91.7 to $92.4	$92.1
Loans	$10,469	Comparable pricing	Comparable loan price	$100	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At June 30, 2016 and December 31, 2015, asset exclusions consisted of $290.5 million and $280.6 million, respectively, primarily comprised of certain corporate equity and debt securities, investments at fair value, private equity securities, derivative contracts, collateralized debt obligations, sovereign obligations and certain loans and other receivables.  At June 30, 2016 and December 31, 2015, liability exclusions consisted of $0.5 million and $0.6 million, respectively, of certain corporate debt and equity securities and other secured financings.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, corporate debt securities, unfunded commitments, corporate equity securities and total return swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan, bond price or underlying stock price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility or estimated recovery percentage would result in a significantly higher (lower) fair value measurement.

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

•
Loans and other receivables and corporate debt securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

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

•	Derivative equity options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using a default rate model. A significant increase (decrease) in default probability would result in a significantly higher (lower) fair value measurement.

•	Derivative commodity forwards using a present value model. A significant increase (decrease) in average silver production would result in higher (lower) fair value measurement.

•
Investment in FXCM using a discounted cash flow valuation technique and an option pricing model.  A significant increase (decrease) in term based on the time to pay off the loan would result in a higher (lower) fair value measurement.  A significant increase (decrease) in volatility or time to liquidity event would result in a significantly lower (higher) fair value measurement.

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading liabilities.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis.  We have also elected the fair value option for Jefferies structured notes which are managed by Jefferies capital markets businesses and are included in Long-term debt on the Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by Jefferies subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2016	2015	2016	2015
Financial Instruments Owned:
Loans and other receivables	$(10,564)	$(5,294)	$(24,901)	$(2,377)

Financial Instruments Sold:
Loans	$407	$110	$405	$238
Loan commitments	$1,173	$5,544	$(2,573)	$(1,622)

Long-term Debt:
Changes in instrument specific credit risk (1)	$(3,453)	$—	$(3,755)	$—
Other changes in fair value (2)	$3,489	$—	$10,305	$—

(1) Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss).
(2) Other changes in fair value include $3.9 million and $10.7 million for the three and six months ended June 30, 2016, respectively, included within Principal transactions revenues and $0.4 million and $0.4 million for the three and six months ended June 30, 2016, respectively, included within Interest expense on the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	June 30, 2016	December 31, 2015

Financial Instruments Owned:
Loans and other receivables (1)	$416,434	$408,369
Loans and other receivables on nonaccrual status (1) (2)	$143,620	$54,652
Long-term Debt	$7,072	$—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 days past due of $42.9 million and $29.7 million at June 30, 2016 and December 31, 2015, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or greater than 90 days or more past due was $51.8 million and $307.5 million at June 30, 2016 and December 31, 2015, respectively, which includes loans and other receivables greater than 90 days past due of $23.3 million and $11.3 million at June 30, 2016 and December 31, 2015, respectively.

We have elected the fair value option for Jefferies investment in KCG Holdings, Inc.  The change in the fair value of this investment was $55.8 million and $20.4 million for three months ended June 30, 2016 and 2015, respectively, and $17.7 million and $55.0 million for six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $639.8 million and $631.9 million at June 30, 2016 and December 31, 2015, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $(9.3) million and $24.2 million, respectively, during the three months ended June 30, 2016 and 2015, respectively, and $7.9 million and $(54.1) million for six months ended June 30, 2016 and 2015, respectively.  We currently have two directors on HRG’s board.
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

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
June 30, 2016
Interest rate contracts	$4,011,520	76,709	$3,963,945	98,886
Foreign exchange contracts	398,657	8,533	417,400	7,926
Equity contracts	916,766	3,252,725	1,098,276	2,792,838
Commodity contracts	10,397	2,784	865	1,687
Credit contracts: centrally cleared swaps	7,594	94	7,219	12
Credit contracts: other credit derivatives	16,930	82	37,268	95
Total	5,361,864		5,524,973
Counterparty/cash-collateral netting	(5,030,887)		(5,118,214)
Total per Consolidated Statement of Financial Condition	$330,977		$406,759

December 31, 2015
Interest rate contracts	$2,910,093	56,748	$2,849,958	74,904
Foreign exchange contracts (1)	453,527	8,089	466,021	7,376
Equity contracts	1,017,611	3,057,754	1,094,597	2,947,416
Commodity contracts (1)	27,590	2,896	5,510	2,001
Credit contracts: centrally cleared swaps	2,447	299	841	44
Credit contracts: other credit derivatives	16,977	100	59,314	135
Total	4,428,245		4,476,241
Counterparty/cash-collateral netting	(4,165,446)		(4,257,998)
Total per Consolidated Statement of Financial Condition	$262,799		$218,243

(1)
Commodity contracts increased in assets by a fair value of $19.3 million and by 29 contracts and in liabilities by a fair value of $4.6 million and by 28 contracts with corresponding decreases in foreign exchange contracts from those amounts previously reported to correct for the classification of certain contracts. The total amount of contracts remained unchanged.

The following table presents unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2016	2015	2016	2015
Interest rate contracts	$(5,877)	$18,064	$(74,390)	$(24,728)
Foreign exchange contracts	4,067	8,352	4,903	23,524
Equity contracts	(97,570)	(111,682)	(321,852)	(40,641)
Commodity contracts	(3,155)	5,746	(2,426)	20,237
Credit contracts	10,779	9,805	(196)	3,763
Total	$(91,756)	$(69,715)	$(393,961)	$(17,845)

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at June 30, 2016 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$1,654	$8,002	$—	$—	$9,656
Equity swaps and options	33,631	2,646	—	—	36,277
Credit default swaps	—	6,362	1,009	(1,194)	6,177
Total return swaps	22,128	5,101	—	(635)	26,594
Foreign currency forwards, swaps and options	86,700	12,391	—	(5,083)	94,008
Interest rate swaps, options and forwards	55,585	215,033	59,686	(101,651)	228,653
Total	$199,698	$249,535	$60,695	$(108,563)	401,365
Cross product counterparty netting					(1,148)

Total OTC derivative assets included in Trading assets					$400,217

(1)	At June 30, 2016, we held exchange traded derivative assets and other credit agreements with a fair value of $53.2 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At June 30, 2016 cash collateral received was $139.5 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$—	$—	$—	$—	$—
Equity swaps and options	3,957	18,813	—	—	22,770
Credit default swaps	—	2,851	11,461	(1,194)	13,118
Total return swaps	8,721	2,738	—	(635)	10,824
Foreign currency forwards, swaps and options	109,643	8,191	—	(5,083)	112,751
Fixed income forwards	2,053	1,207	—	—	3,260
Interest rate swaps, options and forwards	33,749	100,594	153,026	(101,651)	185,718
Total	$158,123	$134,394	$164,487	$(108,563)	348,441
Cross product counterparty netting					(1,148)

Total OTC derivative liabilities included in Trading liabilities					$347,293

(1)	At June 30, 2016, we held exchange traded derivative liabilities and other credit agreements with a fair value of $270.4 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At June 30, 2016, cash collateral pledged was $226.8 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At June 30, 2016, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$182,327
BBB- to BBB+	54,977
BB+ or lower	101,674
Unrated	61,239
Total	$400,217

(1)
We utilize internal credit ratings determined by the Jefferies Risk Management department.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2016 and December 31, 2015 is $64.6 million and $114.5 million, respectively, for which Jefferies has posted collateral of $58.6 million and $97.2 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016 and December 31, 2015, Jefferies would have been required to post an additional $2.9 million and $19.7 million, respectively, of collateral to its counterparties.

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

Vitesse Energy uses call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in income.

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	At June 30, 2016
Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,396,444	$143,342	$2,539,786
Corporate debt securities	548,786	1,719,727	2,268,513
Mortgage- and asset-backed securities	—	2,104,182	2,104,182
U.S. government and federal agency securities	4,036	8,657,742	8,661,778
Municipal securities	—	481,383	481,383
Sovereign securities	—	2,645,390	2,645,390
Loans and other receivables	—	500,131	500,131
Total	$2,949,266	$16,251,897	$19,201,163

	At December 31, 2015
Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,200,273	$271,519	$2,471,792
Corporate debt securities	779,044	1,721,583	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,003,521	12,038,504
Municipal securities	—	357,350	357,350
Sovereign securities	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$3,014,300	$20,158,422	$23,172,722

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	At June 30, 2016
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,695,657	$71,233	$1,182,376	$—	$2,949,266
Repurchase agreements	7,587,482	4,479,366	2,011,057	2,173,992	16,251,897
Total	$9,283,139	$4,550,599	$3,193,433	$2,173,992	$19,201,163

	At December 31, 2015
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$518,624	$3,014,300
Repurchase agreements	7,848,231	5,218,059	5,291,729	1,800,403	20,158,422
Total	$9,370,706	$5,218,059	$6,264,930	$2,319,027	$23,172,722

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At June 30, 2016 and December 31, 2015, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $24.7 billion and $26.2 billion, respectively.  A substantial portion of these securities have been sold or repledged.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three and six months ended June 30, 2016 and 2015 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Transferred assets	$1,183.9	$1,490.6	$3,132.8	$3,053.5
Proceeds on new securitizations	1,184.6	1,527.1	3,147.3	3,091.6
Cash flows received on retained interests	13.1	12.2	22.5	19.0

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at June 30, 2016 and December 31, 2015.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	June 30, 2016		December 31, 2015
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$16,082.4	$76.0	$10,901.9	$203.6
U.S. government agency commercial mortgage-backed securities	3,159.2	19.0	2,313.4	87.2
Collateralized loan obligations	4,219.9	50.9	4,538.4	51.5
Consumer and other loans	757.1	33.8	655.0	31.0
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
Foursight Capital also utilized SPEs to securitize automobile loans receivable.  These SPEs are variable interest entities and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit. See Note 8 for further information on securitization activities and variable interest entities.

Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Bonds and notes:
U.S. government securities	$240,552	$144	$—	$240,696
Residential mortgage-backed securities	28,251	96	205	28,142
Commercial mortgage-backed securities	4,135	—	44	4,091
Other asset-backed securities	18,945	119	5	19,059
All other corporates	2,526	4	—	2,530
Total fixed maturities	294,409	363	254	294,518

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	8,279	—	43,350
Industrial, miscellaneous and all other	17,946	8,330	—	26,276
Total equity securities	53,017	16,609	—	69,626

	$347,426	$16,972	$254	$364,144

December 31, 2015
Bonds and notes:
U.S. government securities	$63,968	$2	$25	$63,945
Residential mortgage-backed securities	23,033	308	101	23,240
Commercial mortgage-backed securities	2,392	—	18	2,374
Other asset-backed securities	39,633	—	160	39,473
All other corporates	4,794	7	57	4,744
Total fixed maturities	133,820	317	361	133,776

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	10,201	—	45,272
Industrial, miscellaneous and all other	17,946	10,361	—	28,307
Total equity securities	53,017	20,562	—	73,579

	$186,837	$20,879	$361	$207,355

The amortized cost and estimated fair value of investments classified as available for sale at June 30, 2016, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$242,572	$242,715
Due after one year through five years	506	511
	243,078	243,226
Mortgage-backed and asset-backed securities	51,331	51,292
	$294,409	$294,518
At June 30, 2016, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016			December 31, 2015
	Securitization Vehicles	Real Estate Investment Vehicle	Airplane Financing Vehicle	Securitization Vehicles

Cash	$4.6	$1.9	$—	$1.1
Financial instruments owned	79.0	—	—	68.3
Securities purchased under agreement to resell (1)	672.5	—	—	717.3
Aircraft (2)	—	—	27.0	—
Receivables	337.1	126.1	—	149.8
Loans to and investments in associated companies	—	106.4	—	—
Other	17.7	9.2	—	8.8
Total assets	$1,110.9	$243.6	$27.0	$945.3

Other secured financings (3)	$1,084.3	$—	$—	$930.8
Long-term debt	—	104.5	21.6	—
Other	26.0	3.4	4.5	14.5
Total liabilities	$1,110.3	$107.9	$26.1	$945.3

Noncontrolling interests	$—	$82.7	$—	$—

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)	Aircraft is included within Other assets in the Consolidated Statements of Financial Condition.

(3)
Approximately $246.6 million and $22.1 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at June 30, 2016 and December 31, 2015, respectively.

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

Jefferies is also the primary beneficiary of mortgage-backed financing vehicles to which Jefferies sells agency and non-agency residential and commercial mortgage loans and mortgage-backed securities pursuant to the terms of a master repurchase agreement.  Jefferies manages the assets within these vehicles.  Jefferies variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement and retained interests in securities issued.  The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.  The creditors of these VIEs do not have recourse to Jefferies general credit and each such VIE’s assets are not available to satisfy any other debt.

At June 30, 2016 and December 31, 2015, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to our Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the three months ended June 30, 2016, a pool of automobile loan receivables aggregating $228.3 million was securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

Real Estate Investment Vehicle. 54 Madison, which we consolidate through our control of the 54 Madison investment committee, has real estate investments in which it is the primary beneficiary. 54 Madison was involved in the decisions made during the establishment and design of the investment entities. 54 Madison variable interests consist of its investment in and management of the assets within these entities. The assets of these VIEs consist primarily of financing note receivables and investments in associated companies, which are available for the benefit of the VIEs' debt holders. The debt holders of these VIEs have recourse to 54 Madison's general credit and the assets of the VIEs are not available to satisfy any other debt.

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

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs as of June 30, 2016 and December 31, 2015 (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

June 30, 2016
Collateralized loan obligations	$61.7	$5.8	$449.0	$5,273.1
Consumer loan vehicles	166.6	—	716.5	1,027.3
Related party private equity vehicles	32.0	0.1	58.1	137.2
Real estate investment vehicle	89.0	—	100.5	97.7
Other private investment vehicles	90.1	—	92.9	4,050.5
Total	$439.4	$5.9	$1,417.0	$10,585.8

December 31, 2015
Collateralized loan obligations	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Related party private equity vehicles	39.3	—	65.8	168.2
Other private investment vehicles	88.0	—	91.4	4,846.1
Total	$389.2	$0.2	$1,461.1	$12,516.0
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
Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  Jefferies underwrites securities issued in CLO transactions on behalf of sponsors and provides advisory services to the sponsors.  Jefferies may also sell corporate loans to the CLOs.  Jefferies variable interests in connection with collateralized loan obligations where it has been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby Jefferies commits to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs,

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests,

•	Trading positions in securities issued in a CLO transaction,

•	Investments in variable funding notes issued by CLOs, and

•	A guarantee to a CLO managed by Jefferies Finance, whereby Jefferies guarantees certain of the obligations of Jefferies Finance to the CLO.

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

Related Party Private Equity Vehicles. Jefferies has committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies has committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests which, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities is $148.1 million, of which $124.9 million and $124.6 million was funded as of June 30, 2016 and December 31, 2015, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $32.0 million and $39.3 million at June 30, 2016 and December 31, 2015, respectively. Jefferies exposure to loss is limited to its equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Jefferies has also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. The maximum exposure to loss of the guarantee was $3.0 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively. Energy Partners I, LP has assets consisting primarily of debt and equity investments.

Real Estate Investment Vehicle. In the first quarter of 2016, 54 Madison committed to invest $98.0 million in a real estate investment vehicle, of which $86.5 million was funded as of June 30, 2016. 54 Madison's maximum exposure to loss is limited to its equity commitment. 54 Madison is not the primary beneficiary of the investment vehicle as it does not have the power to control the most important activities of the VIE. The assets of the VIE consist primarily of an investment in a real estate project.

Other Private Investment Vehicles.  We had commitments to invest $102.9 million and $76.4 million as of June 30, 2016 and December 31, 2015, respectively, in various other private investment vehicles, of which $98.6 million and $73.0 million was funded as of June 30, 2016 and December 31, 2015, respectively. The carrying amount of our equity investment was $90.1 million and $88.0 million at June 30, 2016 and December 31, 2015, respectively.  Our exposure to loss is limited to our equity commitment.  These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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

 At June 30, 2016 and December 31, 2015, Jefferies held $1,647.7 million and $3,359.1 million of agency mortgage-backed securities, respectively, and $527.0 million and $630.5 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen.  See Note 9 for further discussion.

In addition, at June 30, 2016 and December 31, 2015, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable with rights with FXCM.  See Note 3 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Jefferies Finance	Jefferies LoanCore	Berkadia	Garcadia Companies	Linkem	HomeFed	Golden Queen (1)	54 Madison (2)	Other	Total

Loans to and investments in associated companies as of December 31, 2014	$508,891	$258,947	$208,511	$167,939	$159,054	$271,782	$103,598	$—	$33,846	$1,712,568
2015 Activity:
Income (losses) related to associated companies	—	—	52,076	31,134	(9,142)	(3,052)	(999)	—	241	70,258
Income (losses) related to associated companies classified as other revenues	31,531	18,094	—	—	—	—	—	—	(479)	49,146
Contributions to (distributions from) associated companies, net	(40,500)	(36,126)	(50,152)	(29,859)	6,931	—	12,500	—	561	(136,645)
Other, including foreign exchange and unrealized gain (losses)	1	—	(3,432)	—	(10,577)	—	—	—	153	(13,855)
Loans to and investments in associated companies as of June 30, 2015	$499,923	$240,915	$207,003	$169,214	$146,266	$268,730	$115,099	$—	$34,322	$1,681,472

Loans to and investments in associated companies as of December 31, 2015	$528,575	$288,741	$190,986	$172,660	$150,149	$275,378	$114,323	$—	$36,557	$1,757,369
2016 Activity:
Income (losses) related to associated companies	—	—	33,452	29,268	(14,873)	22,346	(1,664)	2,483	930	71,942
Income (losses) related to associated companies classified as other revenues	(38,481)	8,014	—	—	—	—	—	—	(785)	(31,252)
Contributions to (distributions from) associated companies, net	(19,300)	(138,622)	(40,748)	(14,777)	33,297	—	—	115,499	19	(64,632)
Other, including foreign exchange and unrealized gain (losses)	—	—	207	—	3,462	—	—	3,642	(3,401)	3,910
Loans to and investments in associated companies as of June 30, 2016	$470,794	$158,133	$183,897	$187,151	$172,035	$297,724	$112,659	$121,624	$33,320	$1,737,337

(1)	At June 30, 2016 and December 31, 2015, the balance reflects $33.2 million and $33.7 million, respectively, related to a noncontrolling interest.

(2)	At June 30, 2016, the balance reflects $72.4 million related to noncontrolling interests.

Income (losses) related to associated companies includes the following for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Berkadia	$20,398	$19,733	$33,452	$52,076
Garcadia companies	13,941	15,881	29,268	31,134
Linkem	(6,673)	(4,354)	(14,873)	(9,142)
HomeFed	23,634	(954)	22,346	(3,052)
54 Madison	1,256	—	2,483	—
Golden Queen	(1,309)	(712)	(1,664)	(999)
Other	643	213	930	241

Total	$51,890	$29,807	$71,942	$70,258

Income (losses) related to associated companies classified as Other revenues includes the following for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Jefferies Finance	$(15,675)	$20,220	$(38,481)	$31,531
Jefferies LoanCore	8,201	8,236	8,014	18,094
Other	(362)	1	(785)	(479)

Total	$(7,836)	$28,457	$(31,252)	$49,146

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

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At June 30, 2016, approximately $497.4 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2017 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The Secured Revolving Credit Facility is for a total committed amount of $500.0 million at June 30, 2016 and December 31, 2015.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2017 with automatic one year extensions subject to a 60 day termination notice by either party.  At June 30, 2016 and December 31, 2015, $0.0 and $19.3 million, respectively, of Jefferies $250.0 million commitments were funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned fees of $3.7 million and $39.9 million during the three months ended June

30, 2016 and 2015, respectively, and $23.1 million and $55.5 million during the six months ended June 30, 2016 and 2015, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $1.6 million and $0.9 million during the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and $1.6 million during the six months ended June 30, 2016 and 2015, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

During the three and six months ended June 30, 2015, Jefferies acted as placement agent in connection with several CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $3.1 million and $3.1 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations.  At June 30, 2016 and December 31, 2015, Jefferies held securities issued by the CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligations to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLO.  Jefferies recognized revenue of $1.3 million during six months ended June 30, 2016 relating to the derivative contracts. Jefferies acted as underwriter in connection with senior notes issued by Jefferies Finance, for which Jefferies recognized underwriting fees of $1.3 million for the three months ended June 30, 2015.

Under a service agreement, Jefferies charged Jefferies Finance $7.5 million and $7.1 million for services provided during three months ended June 30, 2016 and 2015, respectively, and $28.6 million and $34.9 million for services provided during the six months ended June 30, 2016 and 2015, respectively.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $2.4 million and $7.8 million at June 30, 2016 and December 31, 2015, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation ("GIC") and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  In the first quarter of 2016, the Canada Pension Plan Investment Board acquired a 24% equity interest in Jefferies LoanCore through a direct acquisition from the GIC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the GIC and LoanCore, LLC.  During the second quarter of 2016, Jefferies LoanCore aggregate equity commitments were reduced from $600.0 million to $400.0 million.  At June 30, 2016 and December 31, 2015, Jefferies had funded $78.3 million and $207.4 million, respectively, of each of its $194.0 million and $291.0 million equity commitments, respectively, and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through June 30, 2016, cumulative cash distributions received by Leucadia from this investment aggregated $434.6 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs.  Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of June 30, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.
Garcadia
Garcadia is a joint venture between us and Garff Enterprises, Inc. ("Garff") that owns and operates 28 automobile dealerships comprised of domestic and foreign automobile makers.  The Garcadia joint venture agreement specifies that we and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all cash flows and five other dealerships from which we receive 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.
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

HomeFed

At June 30, 2016, we own 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed develops and owns residential and mixed-use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at June 30, 2016.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed. Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.

Golden Queen Mining Company

During 2014 and 2015, we invested $83.0 million, net in cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project.  Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California, which commenced gold and silver production in March 2016.  In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.5 million, net in cash.  Gauss LLC invested both our and the Clay family’s net contributions totaling $117.5 million to the joint venture, Golden Queen, in exchange for a 50% ownership interest.  Golden Queen Mining Co. Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.

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

54 Madison

We own approximately 48.1% of 54 Madison, which we consolidate through our control of the 54 Madison investment committee. 54 Madison seeks long-term capital appreciation through investment in real estate development and similar projects. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. During the first six months of 2016, 54 Madison invested $115.5 million in projects accounted for under the equity method and $68.9 million of that was contributed from non-controlling interests.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at June 30, 2016
Derivative contracts	$5,361,864	$(5,030,887)	$330,977	$—	$—	$330,977
Securities borrowing arrangements	$7,577,394	$—	$7,577,394	$(685,968)	$(781,140)	$6,110,286
Reverse repurchase agreements	$11,047,565	$(7,809,376)	$3,238,189	$(231,266)	$(2,959,857)	$47,066

Liabilities at June 30, 2016
Derivative contracts	$5,524,973	$(5,118,214)	$406,759	$—	$—	$406,759
Securities lending arrangements	$2,949,266	$—	$2,949,266	$(685,968)	$(2,197,401)	$65,897
Repurchase agreements	$16,251,897	$(7,809,376)	$8,442,521	$(231,266)	$(7,080,017)	$1,131,238

Assets at December 31, 2015
Derivative contracts	$4,428,245	$(4,165,446)	$262,799	$—	$—	$262,799
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	$14,046,300	$(10,191,554)	$3,854,746	$(83,452)	$(3,745,215)	$26,079

Liabilities at December 31, 2015
Derivative contracts	$4,476,241	$(4,257,998)	$218,243	$—	$—	$218,243
Securities lending arrangements	$3,014,300	$—	$3,014,300	$(478,991)	$(2,499,395)	$35,914
Repurchase agreements	$20,158,422	$(10,191,554)	$9,966,868	$(83,452)	$(8,068,468)	$1,814,948

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

(3)
At June 30, 2016, amounts include $6,076.9 million of securities borrowing arrangements, for which we have received securities collateral of $5,916.1 million, and $1,103.0 million of repurchase agreements, for which we have pledged securities collateral of $1,143.7 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.  At December 31, 2015, amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill at June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$10,548	$11,897

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $209,093 and $191,761	439,998	456,222
Trademarks and tradename, net of accumulated amortization of $72,398 and $64,052	321,081	330,172
Supply contracts, net of accumulated amortization of $45,714 and $40,684	104,281	109,311
Other, net of accumulated amortization of $5,659 and $5,216	7,976	4,419
Total intangible assets, net	883,884	912,021

Goodwill:
National Beef	14,991	14,991
Jefferies	1,709,478	1,712,799
Other operations	13,280	8,551
Total goodwill	1,737,749	1,736,341

Total Intangible assets, net and goodwill	$2,621,633	$2,648,362

Amortization expense on intangible assets was $15.6 million and $16.2 million for the three months ended June 30, 2016 and 2015, respectively, and $31.4 million and $32.5 million for the six months ended June 30, 2016 and 2015, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2016 (for the remaining six months) - $32.4 million; 2017 - $64.1 million; 2018 - $64.3 million; 2019 - $64.1 million; and 2020 - $63.9 million.

Note 12.  Inventory

A summary of inventory at June 30, 2016 and December 31, 2015 which is classified as Other assets is as follows (in thousands):

	June 30, 2016	December 31, 2015

Finished goods	$253,632	$211,426
Work in process	37,009	34,091
Raw materials, supplies and other	39,477	42,556
	$330,118	$288,073

Note 13.  Short-Term Borrowings

Short-term borrowings represent Jefferies bank loans that are payable on demand and generally bear interest at a spread over the federal funds rate, as well as borrowings under revolving credit facilities.  Bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model.  At June 30, 2016 and December 31, 2015, $397.2 million and $310.7 million, respectively, of short-term borrowings were outstanding, of which $262.0 million at June 30, 2016 and December 31, 2015 were bank loans.  At June 30, 2016, the weighted average interest rate on short-term borrowings outstanding is 1.81% per annum.

On April 8, 2016 and May 3, 2016, under Jefferies $2.0 billion Euro Medium Term Note Program, Jefferies issued floating rate puttable notes with principal amounts of €30.0 million and €11.0 million, respectively. These notes are puttable three months after the issuance date.

On February 19, 2016, Jefferies entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of its margin obligations. Interest is based on an annual rate equal to weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points.

In October 2015, Jefferies entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus 3.75% or the maximum rate as defined in the Secured Revolving Loan Facility agreement.

The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $300.0 million in U.S. dollars The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At June 30, 2016, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$740,744	$740,239
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,604	246,583
Total long-term debt – Parent Company	987,348	986,822

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.50% Senior Notes, due March 15, 2016, $0 and $350,000 principal	—	353,025
5.125% Senior Notes, due April 13, 2018, $800,000 principal	824,109	830,298
8.50% Senior Notes, due July 15, 2019, $700,000 principal	792,385	806,125
2.375% Euro Senior Notes, due May 20, 2020, $556,275 and $528,625 principal	554,219	526,436
6.875% Senior Notes, due April 15, 2021, $750,000 principal	831,363	838,765
2.25% Euro Medium Term Notes, due July 13, 2022, $4,450 and $4,229 principal	4,007	3,779
5.125% Senior Notes, due January 20, 2023, $600,000 principal	619,637	620,890
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	378,771	379,711
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	346,814	347,307
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,566	512,730
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,497	421,656
Structured Notes	99,637	—
Secured long-term debt	21,619	—
National Beef Term Loan	292,500	310,000
National Beef Revolving Credit Facility	86,996	120,080
54 Madison Term Loans	274,817	116,211
Foursight Capital Credit Facilities	—	109,501
Other	121,528	117,246
Total long-term debt – subsidiaries	6,182,465	6,413,760

Long-term debt	$7,169,813	$7,400,582

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.6288 common shares (equivalent to a conversion price of approximately $44.19).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

Under Jefferies $2.0 billion Euro Medium Term Note Program, on February 18, 2016, Jefferies issued variable rate structured notes with a principal amount of €30.0 million, due 2028; on February 26, 2016, issued fixed to floating rate structured notes with a principal amount of €10.0 million, due 2019; on May 4, 2016, issued floating rate puttable notes with a principal amount of €6.0 million, due 2018; and on May 6, 2016, issued fixed to floating rate structured notes with a principal amount of €5.0 million, due 2026. On May 26, 2016, Jefferies also issued fixed rate step-up callable notes with a principal amount of $50.0 million due 2026. Other than the puttable notes due 2018, these structured notes are carried at fair value with changes in fair value resulting from a change in the instrument-specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues and contain various interest rate payment terms. Such amounts are included in the above table in Structured Notes.

In addition, on January 21, 2016, Jefferies issued $15.0 million of Class A Notes, due 2022, which bear interest at 6.75% per annum and $7.5 million of Class B Notes, due 2022, which bear interest at 13.45% per annum, secured by aircraft and related operating leases and which are non-recourse to Jefferies. Such amounts are included in the above table in Secured long-term debt. Subsequent to Jefferies fiscal quarter ended May 31, 2016, the Class A Notes, due 2022, and the Class B Notes, due 2022, were repurchased and retired.

At June 30, 2016, National Beef’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $375.0 million, which matures in October 2018.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At June 30, 2016, the interest rate on the outstanding term loan was 3.2% and the interest rate on the outstanding revolving credit facility was 3.4%.  The credit facility contains a minimum tangible net worth covenant; at June 30, 2016, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $12.7 million were outstanding at June 30, 2016.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At June 30, 2016, after deducting outstanding amounts and issued letters of credit, $175.2 million of the unused revolver was available to National Beef.
At June 30, 2016, 54 Madison had $124.2 million of 6.0% term loan debt maturing in May 2017, $45.6 million of 6.0% term loan debt maturing in January 2018, $0.5 million of 3.5% term loan debt maturing in March 2019, $104.0 million of 5.5% term loan debt maturing in January 2020 and $0.5 million of 3.5% term loan debt maturing in January 2020. As discussed further in Note 24, the majority of the debt holders are also investors in 54 Madison.
At June 30, 2016, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $200.0 million, which mature in March 2017 and December 2018. The 2017 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the 2018 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the 2017 credit facility, Foursight Capital is obligated to maintain interest rate caps with a notional amount no less than the outstanding loan on any day. No amounts were outstanding at June 30, 2016.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the six months ended June 30, 2016 and 2015 (in thousands):

	2016	2015
As of January 1,	$189,358	$184,333
Income (loss) allocated to redeemable noncontrolling interests	17,501	(9,086)
Distributions to redeemable noncontrolling interests	(6,850)	—
Increase (decrease) in fair value of redeemable noncontrolling interests	31,631	(3,886)
Balance, June 30,	$231,640	$171,361

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At June 30, 2016, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows, as well as considering other market comparable information deemed appropriate.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (11.5%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of June 30, 2016 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.25%	11.50%	11.75%

1.75%	$235.8	$228.2	$221.0
2.00%	$239.5	$231.6	$224.2
2.25%	$243.4	$235.3	$227.5

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At June 30, 2016, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed of $2.1 million.

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

Note 16.  Stock-Based Compensation Plans

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units (“RSUs”) may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executives awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved. Awards granted to senior executives related to the 2015 fiscal year did not meet performance targets, and as a result, compensation expense has been adjusted to reflect the reduced number of shares that have vested.

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

Former Stock-Based Compensation Plans. Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  In March 2014, we ceased issuing options and rights under our option plan. No shares remain available for future issuances under our option plan or warrant plan. At June 30, 2016, 661,272 of our common shares were reserved for stock options.
Senior Executive Warrant Plan.  The warrants to purchase 2,000,000 common shares that were granted in 2011 to each of our then Chairman and then President expired during the first quarter of 2016.
Stock-Based Compensation Expense. Compensation and benefits expense included $9.1 million and $20.1 million for the three months ended June 30, 2016 and 2015, respectively, and $16.1 million and $52.9 million for the six months ended June 30, 2016 and 2015, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $3.3 million and $7.3 million for the three months ended June 30, 2016 and 2015, respectively, and $5.9 million and $19.2 million for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, total unrecognized compensation cost related to nonvested share-based compensation plans was $58.5 million; this cost is expected to be recognized over a weighted-average period of 1.8 years.

The net tax detriment related to share-based compensation plans recognized in additional paid-in capital was $4.2 million and $5.5 million during the six months ended June 30, 2016 and 2015, respectively, and was not significant during the three months ended June 30, 2016 and 2015.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the three and six months ended June 30, 2016 and 2015 were not significant.

At June 30, 2016, there were 1,568,000 shares of restricted stock outstanding with future service required, 3,473,000 RSUs outstanding with future service required, 10,941,000 RSUs outstanding with no future service required and 787,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 15,201,000.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015

Net unrealized gains on available for sale securities	$555,354	$557,601
Net unrealized foreign exchange losses	(84,984)	(63,248)
Net change in instrument specific credit risk	(2,305)	—
Net minimum pension liability	(54,793)	(55,560)
	$413,272	$438,793

For the six months ended June 30, 2016 and 2015, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2016	2015

Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $6 and $5,032	$9	$9,064	Net realized securities gains

Amortization of defined benefit pension plan actuarial gains (losses), net of income tax benefit of $(351) and $(1,306)	(767)	(2,514)	Compensation and benefits, which includes pension expense. See Note 18 to our consolidated financial statements for information on this component.

Total reclassifications for the period, net of tax	$(758)	$6,550

Note 18.  Pension Plans

The following table summarizes the components of net periodic pension cost charged to operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic pension cost:
Interest cost	$2,257	$3,468	$4,516	$6,944
Expected return on plan assets (1)	(1,881)	(2,691)	(3,797)	(5,381)
Actuarial losses	539	1,907	1,117	3,819
Net periodic pension cost	$915	$2,684	$1,836	$5,382

(1) In connection with a lump sum buyout completed in the fourth quarter of 2015, pension assets decreased by approximately $110.7 million.

$18.9 million of employer contributions were paid during the six months ended June 30, 2016. No additional employer contributions are expected to be paid in 2016.

Other

We have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were not significant for the 2016 and 2015 periods.

Note 19.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at June 30, 2016 was $193.1 million (including $43.5 million for interest), of which $141.8 million was related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2011.  The Internal Revenue Service has notified the Company that the 2013 tax year has been selected for examination and the audit has commenced. Our New York State and New York City income tax returns are currently being audited for the 2009 to 2011 period and the 2009 to 2012 period, respectively.  Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions.  Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions.  The statute of limitations with respect to Jefferies U.S. federal income tax returns, U.K. tax returns, and Hong Kong tax returns has expired for all years through 2006, 2013 and 2008, respectively.

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

For the three months ended June 30, 2016 and 2015, the provision (benefit) for income taxes includes $13.4 million and $0.7 million, respectively, for state income taxes and $3.0 million and $0.0 million, respectively, for foreign taxes. For the six months ended June 30, 2016 and 2015, the provision (benefit) for income taxes includes $14.2 million and $9.6 million, respectively, for state income taxes and $0.8 million and $2.7 million, respectively, for foreign taxes.

Note 20.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National Corporation common shareholders	$57,289	$16,406	$(165,591)	$397,165
Allocation of earnings to participating securities (1)	(772)	(274)	—	(7,069)
Net income (loss) attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	56,517	16,132	(165,591)	390,096
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(9)	(19)	—	32
Mandatorily redeemable convertible preferred share dividends	—	—	—	2,031
Net income (loss) attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$56,508	$16,113	$(165,591)	$392,159

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	372,556	373,654	372,448	373,611
Stock options	—	8	—	10
Warrants	—	—	—	—
Mandatorily redeemable convertible preferred shares	—	—	—	4,162
3.875% Convertible Senior Debentures	—	—	—	—
Denominator for diluted earnings (loss) per share	372,556	373,662	372,448	377,783

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 5,105,700 and 6,516,400 for the three months ended June 30, 2016 and 2015, respectively, and 4,784,200 and 6,804,200 for the six months ended June 30, 2016 and 2015, respectively.  Dividends declared on participating securities were $0.3 million and $0.4 million during the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.8 million during six months ended June 30, 2016 and 2015, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 661,300 and 1,006,500 weighted-average shares of common stock were outstanding during the three months ended June 30, 2016 and 2015, respectively, and 661,300 and 1,158,800 weighted-average shares of common stock were outstanding during the six months ended June 30, 2016 and 2015, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

In the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 during the three months ended June 30, 2015 and 1,714,300 and 4,000,000, respectively, during the six months ended June 30, 2016 and 2015, related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive. The warrants expired in the first quarter of 2016.

For the three and six months ended June 30, 2016 and 2015, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.

Note 21.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Commitments:
Equity commitments (1)	$9.7	$29.9	$19.2	$14.3	$235.0	$308.1
Loan commitments (1)	2.5	340.9	90.0	59.2	—	492.6
Mortgage-related and other purchase commitments	1,631.2	193.4	1,133.8	—	—	2,958.4
Underwriting commitments	361.7	—	—	—	—	361.7
Forward starting reverse repos and repos	213.9	—	—	—	—	213.9
Other unfunded commitments (1)	47.1	256.5	33.0	5.3	33.5	375.4
	$2,266.1	$820.7	$1,276.0	$78.8	$268.5	$4,710.1

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of June 30, 2016, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $23.3 million.

Our equity commitments also include our commitment to invest in 54 Madison, a fund which targets real estate projects. We plan to invest a cumulative total of $225.0 million to this fund, of which we have already contributed $87.9 million. Capital commitments are contingent upon approval of the related investment by the investment committee, which we control. Through June 30, 2016, approved unfunded commitments totaled $41.2 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

Additionally, as of June 30, 2016, we have other equity commitments to invest up to $25.3 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of June 30, 2016, Jefferies has $226.6 million of outstanding loan commitments to clients.

Loan commitments outstanding as of June 30, 2016, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. At June 30, 2016, $0.0 of Jefferies $250.0 million commitment was funded.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); we committed to provide Folger Hill with a three-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of June 30, 2016, $9.0 million has been provided to Folger Hill under the revolving credit facility.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the FHLMC (Freddie Mac) or the GNMA (Ginnie Mae).  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at June 30, 2016 was $165.4 million.

Underwriting Commitments. In connection with investment banking activities, Jefferies may from time to time provide underwriting commitments to our clients in connection with capital raising transactions.

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

Contractual commitments. In March 2016, Jefferies entered into a lease agreement for office space in London. Beginning in fiscal 2020, Jefferies will have a contractual obligation to pay approximately £8.1 million per year for 18 years. This commitment is excluded from the table above.

Contingencies

Sykes v. Mel Harris & Associates, LLC. - We and certain of our subsidiaries and officers were named as defendants in a consumer class action captioned Sykes v. Mel Harris & Associates, LLC, et al., 9 Civ. 8486 (DC), in the United States District Court for the Southern District of New York.  The named defendants also included the Mel Harris law firm, certain individuals and members associated with the law firm, and a process server, Samserv, Inc. and certain of its employees.  The complaint alleged that default judgments obtained by the law firm against approximately 124,000 individuals in New York courts with respect to consumer debt purchased by our subsidiaries violated the Fair Debt Collection Practices Act, the Racketeer Influenced and Corrupt Organizations Act, the New York General Business Law and the New York Judiciary Law (alleged only as to the law firm) and sought injunctive relief, declaratory relief and damages on behalf of the named plaintiffs and others similarly situated. On March 18, 2015, we and plaintiffs executed a settlement agreement that provided additional detail regarding the terms of a settlement set out in a December 14, 2014 binding term sheet, as a result of which we have previously accrued approximately $50 million.  On November 12, 2015, plaintiffs executed a settlement agreement with the other defendants in the case, and we and plaintiffs executed a first amendment to our settlement agreement to modify the agreement to reflect that settlement of all claims as to all parties had been reached. On June 23, 2016, the settlement agreement became final and the case was closed.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of June 30, 2016 (in millions) :

	Expected Maturity Date
Guarantee Type	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$18,635.1	$3,405.0	$327.4	$—	$436.1	$22,803.6
Written derivative contracts – credit related	—	—	91.1	248.4	2.5	342.0
Total derivative contracts	$18,635.1	$3,405.0	$418.5	$248.4	$438.6	$23,145.6

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts as of June 30, 2016 (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$4.5	$—	$—	$83.4	$—	$—	$87.9
Single name credit default swaps	$—	$—	$4.0	$76.0	$174.1	$—	$254.1

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $363.5 million as of June 30, 2016.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of June 30, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At June 30, 2016, the maximum amount payable under these guarantees is $21.6 million.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of June 30, 2016 was approximately $26.6 million.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At June 30, 2016, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $34.3 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $13.7 million at June 30, 2016.

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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of June 30, 2016 were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,252,403	$1,174,583
Jefferies Execution	6,439	6,189

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

Note 23.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$761,206	$763,218	$488,690	$490,208

Financial Liabilities:
Short-term borrowings (2)	397,206	397,206	310,659	310,659
Long-term debt (2)	7,076,820	7,144,588	7,400,582	7,299,405

(1)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(2)
Short-term borrowings and long-term debt:  The fair values of short-term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 24.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015 are Jefferies equity investments in Private Equity Related Funds of $32.1 million and $39.6 million, respectively.  Net gains (losses) aggregating $(5.1) million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $(7.7) million and $(24.2) million for the six months ended June 30, 2016 and 2015, respectively, were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 21.

Berkadia Commercial Mortgage, LLC.  At June 30, 2016 and December 31, 2015, Jefferies has commitments to purchase $674.6 million and $752.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

HRG Group, Inc.  As part of Jefferies loan secondary trading activities, it had unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $0.0 million and $261.6 million at June 30, 2016 and December 31, 2015, respectively.  Our Chairman also serves as HRG’s Chairman.
Officers, Directors and Employees.  We have $42.1 million and $28.3 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) at June 30, 2016 and December 31, 2015, respectively.  Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At June 30, 2016 and December 31, 2015, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 30% and 25% of its cattle requirements under this agreement during the six months ended June 30, 2016 and 2015, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the six months ended June 30, 2016, sales to this affiliate were $14.6 million and purchases were $7.1 million.  During the six months ended June 30, 2015, sales to this affiliate were $16.5 million and purchases were $7.8 million.  At June 30, 2016 and December 31, 2015, amounts due from and payable to these related parties were not significant.

HomeFed.  During 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at June 30, 2016.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.
54 Madison. At June 30, 2016 and December 31, 2015, approximately $229.0 million and $115.7 million, respectively, of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. The interest rate on these long-term notes range between 5.5% and 6.0%.
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
Certain information concerning our segments for the three and six months ended June 30, 2016 and 2015 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$720,930	$792,431	$1,021,716	$1,383,872
National Beef	1,798,634	1,994,865	3,433,085	3,850,884
Corporate and other	10,492	13,844	77,348	34,160
Total net revenues related to reportable segments	2,530,056	2,801,140	4,532,149	5,268,916
All other (1)	95,302	38,323	108,315	776,230
Intercompany eliminations (2)	—	—	—	(21,000)
Total consolidated net revenues	$2,625,358	$2,839,463	$4,640,464	$6,024,146

Income (loss) before income taxes:
Reportable Segments:
Jefferies	$107,480	$91,345	$(138,317)	$104,269
National Beef	62,855	(9,400)	84,264	(42,985)
Corporate and other	(7,191)	4,282	40,545	(5,147)
Income (loss) before income taxes related to reportable segments	163,144	86,227	(13,508)	56,137
All other (1)	(8,963)	(61,010)	(119,560)	580,922
Parent Company interest	(14,719)	(24,754)	(29,433)	(49,489)
Total consolidated income (loss) before income taxes	$139,462	$463	$(162,501)	$587,570

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$14,633	$22,326	$29,223	$44,576
National Beef	22,785	22,081	45,411	43,868
Corporate and other	944	933	1,887	1,903
Total depreciation and amortization expenses related to reportable segments	38,362	45,340	76,521	90,347
All other	12,407	9,900	23,858	17,333
Total consolidated depreciation and amortization expenses	$50,769	$55,240	$100,379	$107,680

(1)
All other revenue and income (loss) before income taxes include realized and unrealized gains (losses) relating to our investment in FXCM of $(47.9) million and $(112.1) million for the three months ended June 30, 2016 and 2015, respectively, and $(101.1) million and $574.5 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Revenue intercompany elimination for the six months ended June 30, 2015 relates to investment banking and advisory fee paid to Jefferies in connection with our entering into the agreement with FXCM.

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended June 30, 2016 and 2015, interest expense classified as a component of Expenses was primarily comprised of National Beef ($3.8 million and $4.3 million, respectively) and parent company interest ($14.7 million and $24.8 million, respectively). For the six months ended June 30, 2016 and 2015, interest expense classified as a component of Expenses was primarily comprised of National Beef ($7.8 million and $8.7 million, respectively) and parent company interest ($29.4 million and $49.5 million, respectively).

Note 26.  Exit Costs

Jefferies Bache.  On April 9, 2015, Jefferies entered into an agreement with Société Générale S.A. (the "Agreement") to transfer certain client exchange and over-the-counter transactions associated with Jefferies futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the Agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  In addition, Jefferies initiated a plan to substantially exit the remaining aspects of its futures business. At June 30, 2016, Jefferies has transferred all of its client accounts to Société Générale S.A. and other brokers and has completed the exit of the futures business.  The pre-tax losses of the futures business was $0.6 million and $1.9 million for the three and six months ended June 30, 2016, respectively, and $37.3 million and $50.7 million for the three and six months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2016 and 2015, Jefferies recorded restructuring and impairment costs as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Severance costs	$(103)	$15,559	$279	$15,559
Accelerated amortization of restricted stock and restricted cash awards	10	4,460	41	4,460
Accelerated amortization of capitalized software	—	6,260	—	6,260
Contract termination costs	678	—	1,234	—
Selling, general and other expenses	20	2,291	300	2,291
Total	$605	$28,570	$1,854	$28,570

Severance costs and amortization of restricted stock and restricted cash awards are recorded as Compensation and benefits, amortization of capitalized software is recorded as Depreciation and amortization and contract termination costs are recorded as Selling, general and other expenses on the Consolidated Statements of Operations.

The following summarizes Jefferies restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Total
Balance at December 31, 2015	$4,805	$—	$—	$4,805
Expenses	279	300	1,234	1,813	$41	$1,854
Payments	(5,084)	(300)	(1,234)	(6,618)
Liability at June 30, 2016	$—	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
A summary of results for the three months ended June 30, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$720,930	$1,798,634	$(14,113)	$109,415	$10,492	$—	$2,625,358

Expenses:
Cost of sales	—	1,690,908	—	85,462	—	—	1,776,370
Compensation and benefits	415,316	9,635	15,929	7,505	9,706	—	458,091
Floor brokerage and clearing fees	43,591	—	—	—	—	—	43,591
Interest	—	3,796	3,470	721	—	14,719	22,706
Depreciation and amortization	14,633	22,785	3,369	9,038	944	—	50,769
Selling, general and other expenses	139,910	8,655	9,560	20,499	7,635	—	186,259
Total expenses	613,450	1,735,779	32,328	123,225	18,285	14,719	2,537,786
Income (loss) before income taxes and income related to associated companies	107,480	62,855	(46,441)	(13,810)	(7,793)	(14,719)	87,572
Income related to associated companies	—	—	45,322	5,966	602	—	51,890
Income (loss) before income taxes	$107,480	$62,855	$(1,119)	$(7,844)	$(7,191)	$(14,719)	$139,462

A summary of results for the six months ended June 30, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$1,021,716	$3,433,085	$(126,080)	$234,395	$77,348	$—	$4,640,464

Expenses:
Cost of sales	—	3,260,374	—	164,048	—	—	3,424,422
Compensation and benefits	765,435	18,968	29,192	14,749	19,154	—	847,498
Floor brokerage and clearing fees	84,070	—	—	—	—	—	84,070
Interest	—	7,763	6,392	1,436	—	29,433	45,024
Depreciation and amortization	29,223	45,411	6,091	17,767	1,887	—	100,379
Selling, general and other expenses	281,305	16,305	17,980	41,329	16,595	—	373,514
Total expenses	1,160,033	3,348,821	59,655	239,329	37,636	29,433	4,874,907
Income (loss) before income taxes and income related to associated companies	(138,317)	84,264	(185,735)	(4,934)	39,712	(29,433)	(234,443)
Income related to associated companies	—	—	58,315	12,794	833	—	71,942
Income (loss) before income taxes	$(138,317)	$84,264	$(127,420)	$7,860	$40,545	$(29,433)	$(162,501)
A summary of results for the three months ended June 30, 2015 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$792,431	$1,994,865	$(105,716)	$144,039	$13,844	$—	$2,839,463

Expenses:
Cost of sales	—	1,961,496	—	88,871	—	—	2,050,367
Compensation and benefits	480,770	8,869	3,503	6,257	17,888	—	517,287
Floor brokerage and clearing fees	58,713	—	—	—	—	—	58,713
Interest	—	4,316	2,052	611	—	24,754	31,733
Depreciation and amortization	22,326	22,081	1,541	8,359	933	—	55,240
Selling, general and other expenses	139,277	7,503	3,651	13,894	(8,858)	—	155,467
Total expenses	701,086	2,004,265	10,747	117,992	9,963	24,754	2,868,807
Income (loss) before income taxes and income related to associated companies	91,345	(9,400)	(116,463)	26,047	3,881	(24,754)	(29,344)
Income related to associated companies	—	—	18,779	10,627	401	—	29,807
Income (loss) before income taxes	$91,345	$(9,400)	$(97,684)	$36,674	$4,282	$(24,754)	$463

A summary of results for the six months ended June 30, 2015 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$1,383,872	$3,850,884	$612,268	$163,962	$34,160	$—	$(21,000)	$6,024,146

Expenses:
Cost of sales	—	3,809,657	—	162,933	—	—	—	3,972,590
Compensation and benefits	846,982	17,495	13,681	12,314	37,667	—	—	928,139
Floor brokerage and clearing fees	113,793	—	—	—	—	—	—	113,793
Interest	—	8,717	3,742	1,207	—	49,489	—	63,155
Depreciation and amortization	44,576	43,868	3,363	13,970	1,903	—	—	107,680
Selling, general and other expenses	274,252	14,132	27,213	26,348	532	—	(21,000)	321,477
Total expenses	1,279,603	3,893,869	47,999	216,772	40,102	49,489	(21,000)	5,506,834
Income (loss) before income taxes and income related to associated companies	104,269	(42,985)	564,269	(52,810)	(5,942)	(49,489)	—	517,312
Income related to associated companies	—	—	49,024	20,439	795	—	—	70,258
Income (loss) before income taxes	$104,269	$(42,985)	$613,293	$(32,371)	$(5,147)	$(49,489)	$—	$587,570
Jefferies

Jefferies is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$720,930	$792,431	$1,021,716	$1,383,872

Expenses:
Compensation and benefits	415,316	480,770	765,435	846,982
Floor brokerage and clearing fees	43,591	58,713	84,070	113,793
Depreciation and amortization	14,633	22,326	29,223	44,576
Selling, general and other expenses	139,910	139,277	281,305	274,252
Total expenses	613,450	701,086	1,160,033	1,279,603

Income (loss) before income taxes	$107,480	$91,345	$(138,317)	$104,269

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

The following provides a summary of net revenues by source included in our three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Equities	$224,411	$228,702	$227,174	$432,228
Fixed income	239,166	154,136	296,845	280,077
Total sales and trading	463,577	382,838	524,019	712,305
Investment banking:
Capital markets:
Equities	60,905	108,805	104,904	187,876
Debt	46,124	154,470	103,397	215,346
Advisory	146,017	140,787	275,675	272,835
Total investment banking	253,046	404,062	483,976	676,057
Other	4,307	5,531	13,721	(4,490)

Total net revenues	$720,930	$792,431	$1,021,716	$1,383,872

Net Revenues

The decrease in net revenues for Jefferies three months ended June 30, 2016 primarily reflects lower net revenues in investment banking, partially offset by higher revenues in fixed income. Lower investment banking results are due to lower transaction volume in debt and equity capital markets during the three months ended June 30, 2016. Jefferies core fixed income businesses improved amid monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S. On Thursday, June 23, 2016, the United Kingdom voted to leave the European Union ("Brexit") in a referendum vote, which may have social, geopolitical and economic impacts that are currently unknown. As developments and directions become more clear, Jefferies may adjust its strategy and operations accordingly.

During the three months ended June 30, 2016, Jefferies results include a net unrealized gain of $55.8 million from its investment in KCG Holdings, Inc. (“KCG”) compared with an unrealized gain of $20.4 million in the prior year quarter from this investment. Results during the three months ended June 30, 2016 also included a net loss of $16.6 million from Jefferies share of its Jefferies Finance, LLC ("Jefferies Finance") joint venture, compared with net revenues of $20.3 million in the prior year quarter.

The decrease in net revenues for Jefferies six months ended June 30, 2016 primarily reflects lower net revenues in investment banking and equities. Lower investment banking results are primarily attributable to lower transaction volume as new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the three months ended June 30, 2016, which resulted in many of Jefferies potential investment banking capital markets transactions being postponed. The decline in equities revenues was primarily attributable to a net loss of $22.5 million from Jefferies investment in two equity block positions, including KCG, compared with unrealized gains of $53.5 million in the comparable prior year period from these two equity block positions, as well as writedowns on other equity positions. Equities revenues also include a net loss of $38.9 million from Jefferies share of its Jefferies Finance joint venture, compared with net revenues of $31.0 million in the prior year period.

Net revenues in the six months ended June 30, 2016 included investment losses from managed funds of $4.3 million, compared with investment losses from managed funds of $23.1 million in the prior year period, primarily due to lower valuations in the energy and shipping sectors in both periods. Net revenues globally from the Bache business for the six months ended June 30, 2015, which are included within Jefferies fixed income results, were $84.9 million. There were no meaningful revenues from the Bache business for the six months ended June 30, 2016.

Equities Revenue

Equities net revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities revenue is heavily dependent on the overall level of trading activity of its clients.  Equities revenue also includes Jefferies share of the net earnings from its joint venture investments in Jefferies Finance and Jefferies LoanCore, LLC (“Jefferies LoanCore”), which are accounted for under the equity method, as well as any changes in the value of its investments in KCG and other block positions, which are accounted for at fair value.

Equities revenue for the three months ended June 30, 2016 include a net unrealized gain of $55.8 million from Jefferies investment in KCG, compared with an unrealized gain of $20.4 million in the prior year quarter.

During the three months ended June 30, 2016, U.S. equity markets improved from the first quarter. The NASDAQ Composite Index, S&P 500 Index and the Dow Jones Industrial Average increased by 8.6%, 8.5% and 7.7%, respectively. Jefferies equity commissions increased globally, with strength in U.S. and European equities and derivatives offset by reduced client activity in the Asia Pacific markets. Equities principal trading revenue declined due to reduced market making revenues. Additionally, certain strategic investments contributed positively to equities revenues due to strategic positioning as a result of volatility and financial exposures. Results during the three months ended June 30, 2016 also included a net loss of $16.6 million from Jefferies share of its Jefferies Finance joint venture primarily due to the mark down of certain loans held for sale, compared with net revenues of $20.3 million in the prior year quarter. Income from the Jefferies LoanCore joint venture during the three months ended June 30, 2016 was comparable to that of the prior year quarter.

Equities revenue for the six months ended June 30, 2016 include a net loss of $22.5 million from Jefferies investment in two equity block positions, including KCG, compared with unrealized gains of $53.5 million in the prior year period from these two equity block positions.

During the six months ended June 30, 2016, U.S. equity market conditions were characterized by a downward trend in stock prices during the first quarter, with higher stock prices during the second quarter. In the six months ended June 30, 2016, the NASDAQ Composite Index decreased by 3.1% while the S&P 500 Index and the Dow Jones Industrial Average increased 0.8% and 0.4%, respectively. Jefferies U.S and European businesses saw increased commissions, while its Asia Pacific business saw a decline in overall commissions amidst a challenging market environment. Jefferies equity derivatives business had significant strength in commissions growth, while equities principal trading revenue declined due to reduced market making revenues, including a decline in Jefferies convertibles trading business, driven by weakness in the energy sector and losses incurred in our block trading activities. Additionally, certain strategic investments contributed positively to equities revenues due to strategic positioning within the energy markets and as a result of volatility and financial and U.S. currency exposures. Equities revenues from the Jefferies LoanCore joint venture decreased during the six months ended June 30, 2016 as compared to the prior year period due to a decrease in loan closings and syndications by the venture over the comparable period. Results during the six months ended June 30, 2016 also included a net loss of $38.9 million from Jefferies share of its Jefferies Finance joint venture compared with net revenues of $31.0 million in the prior year period.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Fixed income net revenues for the three months ended June 30, 2015 included $35.7 million of net revenues globally from the futures business activity and Jefferies has fully completed the exit of the futures business in the three months ended June 30, 2016. There were no meaningful revenues from the Bache business during the three months ended June 30, 2016. Excluding revenues from the futures business activity, revenues increased $120.7 million or 102%. Jefferies recorded higher revenues in most of its core businesses compared with the prior year quarter due to improving financial market and secondary market trading conditions and reduced risk exposure, partially offset by lower revenues in its U.S. mortgages business due to reduced risk exposure and trading volumes.

The three months ended June 30, 2016 were characterized by improved conditions amid monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S., which led to higher revenues in Jefferies international and U.S. rates businesses. Revenues for the quarter from Jefferies corporates business increased as compared to the prior year quarter due to the improved market, including in the energy sector. Results in Jefferies emerging markets business were higher due to increased trading volumes, reflective of an enhanced sales and trading team in this business and increased levels of volatility in the emerging markets during the quarter. The municipal securities business performed well during the quarter as market technicals drove increased client activity and revenues increased in our leveraged credit business, driven by increased trading volumes within distressed and high yield positions and a reduction in risk. The increase in revenues was partially offset by continued concerns about global economic growth and the potential Brexit.

Fixed income net revenues in the six months ended June 30, 2015 included $84.9 million of net revenues globally from the futures business activity and Jefferies has fully completed the exit of the futures business in the six months ended June 30, 2016. There were no meaningful revenues from the Bache business during the six months ended June 30, 2016. Excluding revenues from the futures business activity, revenues increased $101.7 million or 52%. Jefferies recorded higher revenues compared with the prior year period due to improved trading conditions across most core businesses, partially offset by lower revenues in its U.S. mortgages and international credit businesses.

The beginning of the six month period was characterized by concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over the weakness in the Chinese economy and the potential Brexit and by an overall lack of liquidity. In the second half of the period, Jefferies core businesses mostly improved amid monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S. Results in Jefferies emerging markets business throughout the period were higher reflective of an enhanced sales and trading team in this business and increased levels of volatility in the emerging markets during the six month period. The municipal securities business performed well during the period as improved trading activity was driven by market technicals. The credit environment improved leading to increased revenues in Jefferies leveraged credit business, driven by increased trading volumes within distressed and high yield positions and reduced risk as compared with losses in the comparable period. Revenues from Jefferies corporate and U.S. rates businesses increased as compared to the prior year period due to rising oil prices and volatility due to fluctuating expectations as to future Federal Reserve interest rate increases, respectively.

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

The decrease in total investment banking revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, was substantially due to a decrease in equity and debt capital markets transaction volume, as new issue equity and leveraged finance capital markets remained slow throughout the three months ended June 30, 2016. Overall, advisory revenues for the three months ended June 30, 2016 increased 4% compared to the prior year quarter and capital markets revenues for the three months ended June 30, 2016 decreased 59% from the prior year quarter.

From equity and debt capital raising activities, Jefferies generated $60.9 million and $46.1 million in revenues, respectively, for the three months ended June 30, 2016. During the three months ended June 30, 2016, Jefferies completed 194 public and private debt financings that raised $44.3 billion in aggregate and Jefferies completed 24 public equity and convertible offerings that raised $4.7 billion (22 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $146.0 million, including revenues from 39 merger and acquisition transactions and two restructuring transactions with an aggregate transaction value of $17.9 billion.

Investment banking revenue was $404.1 million for the three months ended June 30, 2015. From equity and debt capital raising activities, Jefferies generated $108.8 million and $154.5 million in revenues, respectively. During the three months ended June 30, 2015, Jefferies completed 275 public and private debt financings that raised $68.5 billion in aggregate and Jefferies completed 51 public equity and convertible offerings that raised $14.1 billion (48 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $140.8 million, including revenues from 37 merger and acquisition transactions with an aggregate transaction value of $30.3 billion.

The decrease in total investment banking revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, was substantially due to lower equity and debt capital markets transaction volume, as new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the three months ended June 30, 2016. Overall, advisory revenues for the six months ended June 30, 2016 increased 1% compared to the prior year period and capital markets revenues in the six months ended June 30, 2016 decreased 48% from the prior year period.

From equity and debt capital raising activities, Jefferies generated $104.9 million and $103.4 million in revenues, respectively, for the six months ended June 30, 2016. During the six months ended June 30, 2016, Jefferies completed 358 public and private debt financings that raised $79.2 billion in aggregate and Jefferies completed 43 public equity and convertible offerings that raised $8.8 billion (41 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $275.7 million, including revenues from 66 merger and acquisition transactions and four restructuring transactions with an aggregate transaction value of $58.4 billion.

Investment banking revenue was $676.1 million for the six months ended June 30, 2015. From equity and debt capital raising activities, Jefferies generated $187.9 million and $215.3 million in revenues, respectively. During the six months ended June 30, 2015, Jefferies completed 507 public and private debt financings that raised $111.4 billion in aggregate and Jefferies completed 98 public equity and convertible offerings that raised $21.6 billion (88 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $272.8 million, including revenues from 72 merger and acquisition transactions with an aggregate transaction value of $57.3 billion.

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards and the amortization of certain non-annual share-based and cash compensation awards to employees.  Cash and historical share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards.  Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded in the year of the award.

Included within Compensation and benefits expense is share-based amortization expense for senior executive awards, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such awards are being amortized over their respective future service periods and amounted to compensation expense of $65.4 million and $145.5 million for the three and six months ended June 30, 2016, respectively, and $62.7 million and $143.5 million for the three and six months ended June 30, 2015, respectively. Compensation and benefits expense directly related to the activities of Jefferies Bache business was $34.5 million and $58.5 million for the three and six months ended June 30, 2015, respectively.

Compensation and benefits as a percentage of Net revenues was 58% and 75% for the three and six months ended June 30, 2016, respectively, and 61% for both the three and six months ended June 30, 2015. The increase in the compensation ratio for the six months ended June 30, 2016 as compared to the prior year period is due to the decline in net revenues in relationship to non-discretionary compensation. Since the second quarter of 2015, Jefferies headcount has decreased due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, as well as decreases across Jefferies equities and other core fixed income businesses.

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

The decrease in non-compensation expenses during the three months ended June 30, 2016 was primarily due to a decrease in floor brokerage and clearing expenses, technology and communications expenses, and business development expenses. Floor brokerage and clearing expenses during the three months ended June 30, 2016 decreased, primarily reflecting the wind down of the Jefferies Bache business. Technology and communications expense decreased during the three months ended June 30, 2016, primarily due to accelerated depreciation on capitalized software related to the Jefferies Bache business recognized during the three months ended June 30, 2015. Business development expense decreased, primarily reflecting lower costs in respect of conferences. In both quarters, Jefferies continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Selling, general and other expenses. Non-compensation expenses associated directly with the activities of the Bache business were $38.6 million for the three months ended June 30, 2015.

The decrease in non-compensation expenses during the six months ended June 30, 2016 was primarily due to a decrease in floor brokerage and clearing expenses and technology and communications expenses. Non-compensation expenses associated directly with the activities of the Bache business were $77.1 million for the six months ended June 30, 2015.

During the three and six months ended June 30, 2016, no goodwill impairment was recorded and the results of the most recent annual assessment on August 1, 2015 indicated the fair value of Jefferies was in excess of carrying value.  However, the valuation methodology includes assumptions related to an increase in liquidity and trading volumes in the fixed income markets, improvement in commodity prices and expansion of comparable company multiples.  If the future were to differ adversely from these assumptions, the estimated fair value may decline and result in an impairment.

National Beef

A summary of results of operations for National Beef for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$1,798,634	$1,994,865	$3,433,085	$3,850,884

Expenses:
Cost of sales	1,690,908	1,961,496	3,260,374	3,809,657
Compensation and benefits	9,635	8,869	18,968	17,495
Interest	3,796	4,316	7,763	8,717
Depreciation and amortization	22,785	22,081	45,411	43,868
Selling, general and other expenses	8,655	7,503	16,305	14,132
Total expenses	1,735,779	2,004,265	3,348,821	3,893,869

Income (loss) before income taxes	$62,855	$(9,400)	$84,264	$(42,985)
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
Revenues in the three and six month 2016 periods decreased 10% and 11%, respectively, in comparison to the same periods in 2015, due to lower average selling prices as the comprehensive beef cutout value declined, partially offset by an increase in the number of cattle processed. Cost of sales declined 14% for both the three and six month 2016 periods as compared to the same periods in 2015. The decline is primarily due to a decrease in the price of cattle, partially offset by an increase in volume.  The combined effects of increased margin per head and an increase in volume led to significantly higher profitability in the 2016 periods as compared to the same periods in 2015.

Corporate and Other Results

A summary of results of operations for corporate and other for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$10,492	$13,844	$77,348	$34,160

Expenses:
Corporate compensation and benefits	9,012	15,210	17,660	32,311
WilTel pension	694	2,678	1,494	5,356
Depreciation and amortization	944	933	1,887	1,903
Selling, general and other expenses	7,635	(8,858)	16,595	532
Total expenses	18,285	9,963	37,636	40,102

Income (loss) before income taxes and income related to associated companies	(7,793)	3,881	39,712	(5,942)
Income related to associated companies	602	401	833	795
Income (loss) before income taxes	$(7,191)	$4,282	$40,545	$(5,147)

Net revenues of corporate and other primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Net revenues decreased $3.4 million compared to the second quarter of 2015 and increased $43.2 million for the six month period. The significant increase in the six month period is primarily due to a $65.6 million increase in a trading asset held at fair value in the first three months of 2016. Net revenues also include net realized securities gains of $7.4 million and $9.1 million for the three months ended June 30, 2016 and 2015, respectively, and $8.1 million and $24.2 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, net revenues include interest income of $0.7 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $7.6 million for the six months ended June 30, 2016 and 2015, respectively.

Compensation and benefits expense declined in the three and six month 2016 periods due to lower incentive bonus and stock-based compensation expense.

Selling, general and other expenses for the three and six month 2015 periods reflect a reduction of $20.1 million in insurance payments covering previously expensed legal fees.

Income related to associated companies is comprised of our share of various investees' underlying net income or loss, none of which is significant during the three and six months ended June 30, 2016 and 2015.

Other Financial Services Businesses and Investments

A summary of results for other financial services businesses and investments for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$(14,113)	$(105,716)	$(126,080)	$612,268

Expenses:
Compensation and benefits	15,929	3,503	29,192	13,681
Interest	3,470	2,052	6,392	3,742
Depreciation and amortization	3,369	1,541	6,091	3,363
Selling, general and other expenses	9,560	3,651	17,980	27,213
Total expenses	32,328	10,747	59,655	47,999

Income (loss) before income taxes and income related to associated companies	(46,441)	(116,463)	(185,735)	564,269
Income related to associated companies	45,322	18,779	58,315	49,024
Income (loss) before income taxes	$(1,119)	$(97,684)	$(127,420)	$613,293

Our other financial services businesses and investments include the consolidated results of certain Leucadia Asset Management fund managers, the returns on our investments in these funds, the consolidated results of Foursight Capital and Chrome Capital (vehicle finance), our share of the income of Berkadia, the results of our investment in FXCM and our share of the income of HomeFed.

As more fully discussed in Note 3 to our consolidated financial statements, in January 2015, we entered into a credit agreement with FXCM, for a $300 million senior secured term loan due January 2017, with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  We are accounting for our loan and rights at fair value.  We recognized gains (losses) of $(47.9) million and $(112.1) million during the three months ended June 30, 2016 and 2015, respectively, and $(101.1) million and $574.5 million during the six months ended June 30, 2016 and 2015, respectively. from our FXCM investment. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Excluding the FXCM revenues discussed above, the net revenues in other financial services businesses and investments reflect revenue (losses) of $33.7 million and $6.4 million for the three months ended June 30, 2016 and 2015, respectively, and $(25.0) million and $37.7 million for the six months ended June 30, 2016 and 2015, respectively. The second quarter increase compared to the prior year primarily reflects increases in returns on investments recorded at market value related to the Leucadia Asset Management business and growth in our vehicle finance businesses. The year-to-date decrease in revenues primarily reflects lower returns on investments recorded at market value related to the Leucadia Asset Management businesses partially offset by growth in our vehicle finance businesses.

All expense categories were impacted by the growth of our Leucadia Asset Management businesses and vehicle finance businesses for the three and six months ended June 30, 2016 as compared to the same periods last year. Selling, general and other expenses also include $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM in the first quarter of 2015. Jefferies recognized this fee within net revenues during the first quarter of 2015 and both the intercompany revenue and expense have been eliminated in our consolidated results.

Income related to Berkadia was $20.4 million and $19.7 million for the three months ended June 30, 2016 and 2015, respectively, and $33.5 million and $52.1 million for the six months ended June 30, 2016 and 2015, respectively. The decline in the six months ended June 30, 2016 primarily reflects investment gains recorded in the first quarter of 2015. Income (loss) related to HomeFed was $23.6 million and $(1.0) million for the three months ended June 30, 2016 and 2015, respectively, and $22.3 million and $(3.1) million for the six months ended June 30, 2016 and 2015, respectively. The increase in the three and six months ended June 30, 2016 primarily reflects a reversal of HomeFed's deferred tax valuation allowance in the second quarter of 2016 as HomeFed concluded that it was more likely than not that they would have future taxable income sufficient to realize their net deferred tax asset.

Other Merchant Banking Businesses and Investments

A summary of results for other merchant banking businesses and investments for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$109,415	$144,039	$234,395	$163,962

Expenses:
Cost of sales	85,462	88,871	164,048	162,933
Compensation and benefits	7,505	6,257	14,749	12,314
Interest	721	611	1,436	1,207
Depreciation and amortization	9,038	8,359	17,767	13,970
Selling, general and other expenses	20,499	13,894	41,329	26,348
Total expenses	123,225	117,992	239,329	216,772

Income (loss) before income taxes and income related to associated companies	(13,810)	26,047	(4,934)	(52,810)
Income related to associated companies	5,966	10,627	12,794	20,439
Income (loss) before income taxes	$(7,844)	$36,674	$7,860	$(32,371)

Our other merchant banking operations include the consolidated results of Vitesse Energy and Juneau Energy (oil and gas exploration and development) and Conwed Plastics and Idaho Timber (manufacturing companies).  It also includes our equity investments in Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy) and Golden Queen (a gold and silver mining project), as well as our ownership of HRG Group ("HRG") shares, which is accounted for at fair value, and impacts our results through its mark-to-market adjustment reflected within net revenues.

Net revenues include principal transactions related to unrealized gains (losses) of $(9.3) million and $24.2 million for the three months ended June 30, 2016 and 2015, respectively, and $7.9 million and $(54.1) million for the six months ended June 30, 2016 and 2015, respectively, from the change in value of our investment in HRG.
Net revenues for manufacturing were $106.0 million and $105.6 million for the three months ended June 30, 2016 and 2015, respectively, and $201.8 million and $191.8 million for the six months ended June 30, 2016 and 2015, respectively. Net revenues for our oil and gas exploration and development businesses were $8.6 million and $12.7 million for the three months ended June 30, 2016 and 2015, respectively, and $18.5 million and $22.7 million for the six months ended June 30, 2016 and 2015, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy uses call and put options in order to reduce exposure to future oil price fluctuations. In the three and six months ended June 30, 2016, net realized and unrealized losses related to these options totaled $3.9 million and $3.0 million, respectively.
Total expenses increased $5.2 million and $22.6 million in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily reflecting higher costs for our oil and gas exploration and development businesses and, for the six months ended June 30, 2016, a $2.0 million impairment of one of our real estate properties. Selling, general and other expenses for our oil and gas exploration and development businesses increased $9.4 million and $16.3 million in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due primarily to the write down of certain leases that will not benefit our business going forward, increased exploration costs and the loss on sale of an associated company.
Pre-tax profits for manufacturing were $11.7 million and $8.7 million for the three months ended June 30, 2016 and 2015, respectively, and $20.5 million and $12.4 million for the six months ended June 30, 2016 and 2015, respectively.  Pre-tax income (losses) for the oil and gas exploration and development businesses were $(17.4) million and $(2.7) million for the three months ended June 30, 2016 and 2015, respectively, and $(28.2) million and $($2.3) million for the six months ended June 30, 2016 and 2015, respectively.
Income related to associated companies primarily relates to our investments in Linkem and Garcadia.  Losses related to Linkem were $6.7 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively, and $14.9 million and $9.1 million for the six months ended June 30, 2016 and 2015, respectively. Income related to Garcadia was $13.9 million and $15.9 million for the three months ended June 30, 2016 and 2015, respectively, and $29.3 million and $31.1 million for the six months ended June 30, 2016 and 2015, respectively.
Parent Company Interest
Parent company interest totaled $14.7 million and $24.8 million for the three months ended June 30, 2016 and 2015, respectively, and $29.4 million and $49.5 million for the six months ended June 30, 2016 and 2015, respectively.  The decline in interest expense in 2016 compared to 2015 is primarily due to the redemption of the 8.125% Senior Notes in September 2015.
Income Taxes
For the three and six months ended June 30, 2016, our provision (benefit) for income taxes was $68.9 million and ($14.5) million, respectively, representing an effective tax rate of 49.4% and 8.9%, respectively.  Tax expense for the three months ended June 30, 2016, includes an additional expense to bring the year-to-date tax expense in line with the projected full year effective rate at June 30, 2016. The projected full year effective rate was impacted during the quarter by changes in the geographical mix of earnings among jurisdictions with differing tax rates. Additionally, our benefit for income taxes for the six months ended June 30, 2016 was reduced by a $23.6 million charge related to previously issued stock awards. The majority of the awards expired during the first quarter of 2016. The tax deductions associated with the remainder of the awards was less than the compensation cost recognized during the quarter for financial reporting purposes. This charge impacted our effective tax rate for the six months ended June 30, 2016 by approximately 14.6%.
For the three and six months ended June 30, 2015, our provision (benefit) for income taxes was ($14.6) million and $198.1 million, respectively. The effective tax rate for the three months ended June 30, 2015 was not meaningful as the income before income taxes was $0.5 million. The effective rate for the six months ended June 30, 2015 was 33.7%.

Selected Balance Sheet Data

In addition to preparing our Consolidated Statements of Financial Condition in accordance with U.S. GAAP, we also review the tangible capital associated with each of our businesses and investments, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that this information is useful to investors as it allows them to view our businesses and investments through the eyes of management while facilitating a comparison across historical periods. We define tangible capital as Total Leucadia National Corporation shareholders' equity less Intangible assets, net and goodwill.

The tables below reconcile tangible capital to our U.S. GAAP balance sheet (in thousands):

	June 30, 2016
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$2,838,829	$16,916	$44,506	$33,303	$97,382	$—	$3,030,936
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	836,871	—	—	—	—	—	836,871
Financial instruments owned	15,119,426	741	530,394	642,216	656,870	—	16,949,647
Investments in managed funds	183,149	—	340,723	—	—	—	523,872
Loans to and investments in associated companies	636,697	—	604,744	471,845	24,051	—	1,737,337
Securities borrowed	7,577,394	—	—	—	—	—	7,577,394
Securities purchased under agreements to resell	3,238,189	—	—	—	—	—	3,238,189
Receivables	3,355,648	220,531	705,286	59,210	56,452	—	4,397,127
Property, equipment and leasehold improvements, net	251,891	369,958	10,876	46,205	23,797	—	702,727
Intangible assets, net and goodwill	1,926,865	622,849	12,320	59,599	—	—	2,621,633
Deferred tax asset, net	273,323	—	—	—	1,311,631	—	1,584,954
Other assets	936,453	295,122	124,430	621,933	65,832	(202,530)	1,841,240
Total Assets	37,174,735	1,526,117	2,373,279	1,934,311	2,236,015	(202,530)	45,041,927

Liabilities
Long-term debt (2)	5,406,624	381,837	316,621	77,383	987,348	—	7,169,813
Other liabilities	26,374,660	213,624	400,043	54,017	408,955	(202,530)	27,248,769
Total liabilities	31,781,284	595,461	716,664	131,400	1,396,303	(202,530)	34,418,582

Redeemable noncontrolling interests	—	231,640	—	2,147	—	—	233,787
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	5,201	—	125,241	47,598	—	—	178,040
Total Leucadia National Corporation shareholders' equity	$5,388,250	$699,016	$1,531,374	$1,753,166	$714,712	$—	$10,086,518

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,388,250	$699,016	$1,531,374	$1,753,166	$714,712	$—	$10,086,518
Less: Intangible assets, net and goodwill	(1,926,865)	(622,849)	(12,320)	(59,599)	—	—	(2,621,633)
Tangible Capital	$3,461,385	$76,167	$1,519,054	$1,693,567	$714,712	$—	$7,464,885

	December 31, 2015
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,510,163	$17,814	$22,203	$30,940	$57,528	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	751,084	—	—	—	—	—	751,084
Financial instruments owned	16,559,116	891	647,936	639,253	653,249	—	18,500,445
Investments in managed funds	85,775	—	488,940	—	55,317	(26,312)	603,720
Loans to and investments in associated companies	825,908	—	466,364	441,970	23,127	—	1,757,369
Securities borrowed	6,975,136	—	—	—	—	—	6,975,136
Securities purchased under agreements to resell	3,854,746	—	—	—	—	—	3,854,746
Receivables	3,023,899	208,107	463,545	51,558	83,858	—	3,830,967
Property, equipment and leasehold improvements, net	243,486	394,506	11,479	46,894	25,510	—	721,875
Intangible assets, net and goodwill	1,938,582	645,049	2,336	62,395	—	—	2,648,362
Deferred tax asset, net	320,198	—	—	—	1,255,170	—	1,575,368
Other assets	519,693	247,882	88,987	680,926	59,387	(123,411)	1,473,464
Total Assets	38,607,786	1,514,249	2,191,790	1,953,936	2,213,146	(149,723)	46,331,184

Liabilities
Long-term debt (3)	5,640,722	439,299	258,350	75,389	986,822	—	7,400,582
Other liabilities	27,408,213	194,918	216,537	116,702	335,120	(123,411)	28,148,079
Total liabilities	33,048,935	634,217	474,887	192,091	1,321,942	(123,411)	35,548,661

Redeemable noncontrolling interests	—	189,358	—	2,275	—	—	191,633
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	27,468	—	14,998	48,525	—	(26,312)	64,679
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211
Less: Intangible assets, net and goodwill	(1,938,582)	(645,049)	(2,336)	(62,395)	—	—	(2,648,362)
Tangible Capital	$3,592,801	$45,625	$1,699,569	$1,648,650	$766,204	$—	$7,752,849

(1) Other financial services businesses and investments excludes $76.1 million and $366.3 million at June 30, 2016 and December 31, 2015, respectively, of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of Corporate liabilities.
(2) Long-term debt within Other financial services businesses and investments of $316.6 million at June 30, 2016, includes $274.8 million for 54 Madison and $41.8 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $77.4 million at June 30, 2016, includes $56.8 million for real estate associated with the Garcadia investment and $20.6 million for Vitesse Energy.
(3) Long-term debt within Other financial services businesses and investments of $258.4 million at December 31, 2015, includes $116.2 million for 54 Madison, $109.5 million for Foursight Capital and $32.6 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $75.4 million at December 31, 2015, includes $57.8 million for real estate associated with the Garcadia investment and $17.6 million for Vitesse Energy.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	June 30, 2016	December 31, 2015
Jefferies	$3,461,385	$3,592,801

National Beef	76,167	45,625

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	456,933	560,251
FXCM	508,400	625,689
HomeFed	264,314	241,368
Berkadia	183,897	190,986
Foursight Capital and Chrome Capital	102,489	81,275
Other	3,021	—
Total Other Financial Services Businesses and Investments	1,519,054	1,699,569

Other Merchant Banking Businesses and Investments:
HRG	639,818	631,896
Vitesse Energy	283,914	278,833
Juneau Energy	169,098	179,972
Garcadia	207,584	189,356
Linkem	172,035	150,149
Golden Queen	79,431	80,604
Idaho Timber	75,539	73,057
Conwed	45,750	42,915
Other	20,398	21,868
Total Other Merchant Banking Businesses and Investments	1,693,567	1,648,650

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	714,712	766,204

Total Tangible Capital (2)	$7,464,885	$7,752,849

(1) Leucadia Asset Management does not include $76.1 million at June 30, 2016 and $366.3 million at December 31, 2015 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt.

(2) Tangible Capital, a non-GAAP measure, is defined as Leucadia National Corporation shareholders' equity less Intangible assets, net and goodwill. See reconciliation of Tangible Capital to Leucadia National Corporation shareholders' equity in the tables above.

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

◦
Our investment in FXCM currently consists of a senior secured term loan due January 2017 ($192.5 million outstanding at June 30, 2016), with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.

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

◦
Juneau Energy, LLC is our 98% owned consolidated subsidiary that engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas. Juneau currently has interests in acreage in the Oklahoma and Texas Gulf Coast regions.

◦	Garcadia is an equity method joint venture that owns and operates 28 automobile dealerships in the U.S. We own approximately 75% of Garcadia.

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

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, and investments in managed funds.  Together these total $481.5 million at June 30, 2016, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate overhead expenses.

The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of June 30, 2016), of which $750.0 million is due in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.

During the six months ended June 30, 2016, we invested $49.6 million in 54 Madison Capital, LLC, which was primarily used to fund real estate projects.

In the first quarter of 2016, we purchased $33.3 million of additional Linkem convertible preferred equity.

During 2016, we received $114.0 million from the redemption of Leucadia Asset Management's investment in Topwater; assets under management were replaced by Jefferies investment of $114.0 million.

During 2015, we invested $279.0 million in FXCM, structured as a two-year term loan and rights to receive a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, as more fully discussed in Note 3 to our consolidated financial statements.  We received $16.2 million of principal, interest and fees from FXCM during the six months ended June 30, 2016.

During the six months ended June 30, 2016, we purchased a total of 3,565,489 of our common shares for $59.2 million (including $24.9 million which settled in July 2016), at an average price per share of $16.61. The Board of Directors has authorized the purchase of up to 25,000,000 common shares, which may be made from time to time in the open market, through block trades or otherwise. As of June 30, 2016, 17,537,783 common shares remain authorized for repurchase.

During the six months ended June 30, 2016, we paid two quarterly dividends of $0.0625 per share which aggregated $45.9 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At June 30, 2016, we had outstanding 360,404,901 common shares and 15,201,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 375,605,901 outstanding common shares if all awards become outstanding common shares).

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

These thresholds and calculations of the actual ratios and percentages are detailed below at June 30, 2016 (dollars in thousands):

Total Leucadia National Corporation shareholders' equity	$10,086,518
Less, investment in Jefferies	(5,388,250)
Equity excluding Jefferies	4,698,268
Less, our two largest investments:
National Beef	(699,016)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,523,652
Less, net deferred tax asset excluding Jefferies amount	(1,311,631)
Equity in a stressed scenario less net deferred tax asset	$2,212,021
Balance sheet amounts:
Available liquidity	$481,506
Parent company debt (see Note 14 to our consolidated financial statements)	$987,348
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.28	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.45	x
Liquidity reserve:
Minimum	$426,100
Actual	$481,506

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
Net cash of $26.1 million and $1,693.9 million was used for operating activities during six months ended June 30, 2016 and 2015, respectively.

•
Jefferies used funds of $449.3 million and $1,229.9 million during the six months ended June 30, 2016 and 2015, respectively.  Included in these amounts are distributions received from associated companies of $8.1 million and $58.4 million during 2016 and 2015, respectively.

•	National Beef generated funds of $94.5 million and $14.1 million during the six months ended June 30, 2016 and 2015, respectively.

•
Within our Other Financial Services Businesses and Investments, cash of $49.6 million was primarily used during the six months ended June 30, 2016 to fund real estate projects in 54 Madison Capital, LLC. and $325.0 million was used during the six months ended June 30, 2015 to make additional investments in the Leucadia Asset Management platform. Additionally, during the six months ended June 30, 2016, cash of $245.1 million was generated from our trading portfolio and $170.0 million from our investments in managed funds related to our Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $40.2 million during 2016 and $49.5 million during 2015. Cash used for operating activities also includes net cash used of $72.1 million during 2016 and $64.2 million during 2015 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $17.2 million and $4.3 million during the six months ended June 30, 2016 and 2015, respectively. We received distributions from Garcadia, an associated company, of $23.4 million during 2016 and $27.4 million during 2015.

•
Our cash used for operating activities also reflects the use of $3.2 million during the six months ended June 30, 2015 by our discontinued operations. Additionally, during 2015, $72.4 million was paid in connection with a legal settlement. The change in operating cash flows also reflects lower interest payments during 2016 as compared to 2015.

Net cash of $479.5 million was used for investing activities and $410.4 million was provided by investing activities during six months ended June 30, 2016 and 2015, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $62.9 million during 2016 and $32.4 million during 2015. Jefferies made loans to and investments in associated companies of $163.6 million during 2016 and $916.1 million during 2015. Jefferies received capital distributions and loan repayment from its associated companies of $313.4 million during 2016 and $934.3 million during 2015.

•	Acquisitions of property, equipment and leasehold improvements, and other assets within National Beef include $20.3 million during 2016 and $21.0 million during 2015.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $36.1 million during 2016 and $23.4 million during 2015. Advances on notes, loans and other receivables in 2015 include the investment in FXCM ($279.0 million). Collections on notes, loans and other receivables during in 2016 and 2015 primarily relate to FXCM. Loans to and investments in associated companies include $115.5 million to 54 Madison during 2016, of which $68.9 million of that was contributed from non-controlling interests.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets reflect primarily activity in our oil and gas exploration and production businesses. They totaled $40.7 million during 2016 and $53.4 million during 2015. Loans to and investments in associated companies include $33.3 million and $6.9 million to Linkem during 2016 and 2015, respectively, and $12.5 million to Golden Queen (including $.4 million contributed from the noncontrolling interest) in 2015. We received capital distributions from Garcadia, of $6.7 million during 2016 and $2.4 million during 2015.

•	Our net cash provided by investing activities also includes the impact of acquisitions of property, equipment and leasehold improvements, and other assets within corporate of $7.6 million during 2015.
Net cash of $96.1 million was used for financing activities and $500.1 million was provided by financing activities during six months ended June 30, 2016 and 2015, respectively.

•
Issuance of debt includes $127.9 million during 2016 and $30.0 million during 2015 related to Jefferies. Reduction of debt includes $350.6 million during 2016 related to Jefferies. Net change in bank overdrafts of $54.5 million in 2016 related to Jefferies. Net proceeds from other secured financings include payments of $122.8 million during 2016 and proceeds of $103.7 million during 2015 related to Jefferies.

•
Issuance of debt for National Beef includes $34.9 million during 2015 of borrowings under its bank credit facility. National Beef reflects a reduction in debt of $57.8 million in 2016 and $20.9 million during 2015.

•
Within our Other Financial Services Businesses and Investments, borrowings include $281.7 million during 2016 and $84.9 million during 2015. Their reduction of debt includes $224.7 million during 2016 and $93.9 million during 2015. Net proceeds from other secured financings include proceeds of $187.3 million during 2016 and $84.1 million during 2015 related to our Other Financial Services Businesses and Investments. Contributions from noncontrolling interests include $109.7 million during 2016 related to 54 Madison.

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans.

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

At June 30, 2016, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2.6% of total trading assets.

Securities financing assets and liabilities include both financing for financial instruments trading activity and matched book transactions.  Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.  By primarily executing repurchase agreements with central clearing corporations, Jefferies reduces the credit risk associated with these arrangements.

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Securities purchased under agreements to resell:
Period end	$3,238	$3,855
Month end average	5,354	5,719
Maximum month end	7,001	7,577

Securities sold under agreements to repurchase:
Period end	$8,443	$9,967
Month end average	12,393	14,011
Maximum month end	16,620	18,629

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
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	June 30, 2016	Average Balance Second Quarter 2016 (1)	December 31, 2015
Cash and cash equivalents:
Cash in banks	$787,459	$685,383	$973,796
Certificate of deposit	—	19,022	75,000
Money market investments	2,051,370	1,313,936	2,461,367
Total cash and cash equivalents	2,838,829	2,018,341	3,510,163

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,095,718	926,382	1,265,840
Other (3)	668,638	729,346	305,123
Total other sources	1,764,356	1,655,728	1,570,963

Total cash and cash equivalents and other liquidity sources	$4,603,185	$3,674,069	$5,081,126

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 75.5% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	June 30, 2016		December 31, 2015
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,173,559	$441,877	$1,881,419	$268,664
Corporate debt securities	2,192,646	151,339	1,999,162	89,230
U.S. government, agency and municipal securities	3,082,885	400,203	2,987,784	317,518
Other sovereign obligations	2,160,555	841,278	2,444,339	1,026,842
Agency mortgage-backed securities (1)	1,801,274	—	3,371,680	—
	$11,410,919	$1,834,697	$12,684,384	$1,702,254

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 74.6% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  The tenor of repurchase and reverse repurchase agreements generally exceeds the expected holding period of the financed assets.  A significant portion of Jefferies financing of European sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis.
Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.  Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of June 30, 2016, short-term borrowings, which must be repaid within one year or less and include bank loans, borrowings under revolving credit facilities, structured notes and a demand loan margin financing facility, totaled $397.2 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings outstanding for Jefferies were $362.0 million and $334.3 million for the three and six months ended June 30, 2016, respectively.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $672.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at June 30, 2016.  Of the $672.0 million aggregate notes, $60.0 million matures in December 2016, $225.0 matures in February 2017, $210.0 million matures in May 2017 and $60.0 million matures in October 2017, all bearing interest at a spread over one month LIBOR.  The remaining $117.0 million matures in July 2016, and bears interest at a spread over three month LIBOR.  $60.0 million of the $672.0 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders.

On February 19, 2016, Jefferies entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of its margin obligations. Interest is based on an annual rate equal to the weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points.

On October 29, 2015, Jefferies entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Secured Revolving Loan Facility agreement.

The Bank of New York Mellon agrees to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $300.0 million in U.S. dollars. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At June 30, 2016, Jefferies was in compliance with all debt covenants under the Intraday Credit Facility.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition is $5.4 billion at the end of the second quarter.  Jefferies long-term debt has a weighted average maturity of approximately 8 years.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $66.2 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of June 30, 2016 were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,252,403	$1,174,583
Jefferies Execution	6,439	6,189

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
Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile and if unsuccessful could reduce the value of our common shares; economic downturns, including a downgrade of the U.S. credit rating or a recession; risks associated with the increased volatility in raw material prices and the availability of key raw materials; outbreaks of disease affecting livestock; product liability due to contaminated beef; volatility in the volume and prices at which beef products are sold; political and economic risks in foreign countries as well as foreign currency fluctuations; costs to comply with environmental regulations; failure to comply with government laws and regulations and costs associated with compliance; unfavorable labor relations with its employees; declines in the U.S. housing and commercial real estate markets; risks of loss relating to our oil and gas exploration and development investments; changes in existing government and government-sponsored mortgage programs and the loss of or changes in Berkadia’s relationships with the related governmental bodies; the inability of Berkadia to repay its commercial paper borrowings; uncertainties in HRG’s business and operations; uncertainties relating to FXCM’s revenue and profitability; volatility in the value of our investment in FXCM; revenue from new and used car sales at dealerships; investment in illiquid securities subject to standstill or otherwise restricted agreements; the failure of our technology systems and vulnerability to unauthorized access, computer hacking or computer viruses; our ability to pay dividends; transfer restrictions on our common shares; intensified competition in the operation of our businesses or for skilled management and other employees; an inability to generate sufficient taxable income to fully realize our net deferred tax asset; an inability to successfully defend any challenges to our tax filing positions; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; an inability to insure certain risks economically; dividend payments on our common shares; new financial legislation that could affect the market value of certain of our investments, impose additional costs on operations or require changes in business practices; credit-rating agency downgrades; volatility in the value of our investment portfolio; the effect of recent legislation and new pending regulation; extensive international regulation of Jefferies business; international legal, regulatory, political and economic and other risks associated with Jefferies international operations; price volatility and price declines in Jefferies debt securities and loss of revenues, clients and employees as a result of unfounded allegations; risks of loss relating to Jefferies principal trading and investments; a disruption of Jefferies business due to operational failures; credit risk associated with Jefferies business; risk associated with Jefferies hedging and derivative transactions; risks and uncertainties relating to the Jefferies business associated with the U.K. exit from the European Union; and liability associated with legal proceedings.  For additional information, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K (our “2015 10-K”), incorporated herein by reference and Part II, Item 1A. Risk Factors contained in this Form 10-Q.

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

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $639.8 million at June 30, 2016.  Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $64 million.

In addition, as more fully discussed elsewhere in this Report, we have an investment in FXCM consisting of a $300 million senior secured term loan due January 2017 with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  We are accounting for this investment, which is included within Trading assets, at fair value of $508.4 million at June 30, 2016.  Our market risk with respect to our investment in FXCM primarily affects the value of our rights, particularly relating to FXCM’s underlying common stock price and its volatility.  Assuming a decline of $1.00 (representing approximately 12% of the price at June 30, 2016) in FXCM’s market price, as of June 30, 2016, the value of our FXCM rights would decrease by approximately $19 million, assuming no change in any other factors.  Likewise, assuming an increase in the observed volatility of FXCM by 10%, the value of our FXCM rights would decrease by approximately $23 million, assuming no other change in any other factors. A three month change in the estimated period of time until a liquidity event would result in a change of about $8 million in this valuation, assuming no change in any other factors. Changes to the key inputs with respect to our loan did not have a significant impact on the risk of loss.
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

(In millions) Risk Categories	VaR at May 31, 2016	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended May 31, 2016			VaR at February 29, 2016	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended February 29, 2016
		Average	High	Low		Average	High	Low
Interest Rates	$4.50	$4.71	$6.41	$3.50	$4.58	$5.01	$6.25	$3.84
Equity Prices	5.42	5.40	6.87	4.33	4.98	6.09	9.55	3.20
Currency Rates	0.11	0.77	3.01	0.09	0.74	0.45	1.10	0.18
Commodity Prices	0.52	0.72	1.43	0.44	1.17	0.72	1.56	0.31
Diversification Effect (2)	(2.83)	(3.35)	N/A	N/A	(3.96)	(3.90)	N/A	N/A
Firmwide	$7.72	$8.25	$10.46	$6.49	$7.51	$8.37	$11.40	$5.89

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR decreased to $8.25 million for the three months ended May 31, 2016 from $8.37 million for the three months ended February 29, 2016.  The decrease was primarily driven by a decrease in equity risk and fixed income exposure due to an increase in hedging activities, partially offset by a reduction in the diversification benefit.  Excluding the investment in KCG, average VaR decreased to $6.04 million for the three months ended May 31, 2016 from $6.69 million for the three months ended February 29, 2015.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended May 31, 2016, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2016 (in thousands):

10% Sensitivity

Private investments	$26,592
Corporate debt securities in default	5,366
Trade claims	388

Excluding trading losses associated with the daily marking to market of the investment in KCG, there was one day with trading losses out of a total of 64 trading days in the three months ended May 31, 2016. Including these losses, there were two days with trading losses.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables and related disclosures below are for amounts included in our Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
		(1)						(1)				(1)
AAA Range	$—	$—	$1.0	$11.8	$—	$—	$1.0	$11.8	$2,051.8	$2,461.4	$2,052.8	$2,473.2
AA Range	45.3	—	143.5	152.3	2.0	4.4	190.8	156.7	39.4	175.0	230.2	331.7
A Range	0.1	1.0	500.1	556.4	179.7	95.9	679.9	653.3	721.4	846.3	1,401.3	1,499.6
BBB Range	—	86.6	128.5	107.9	14.4	31.7	142.9	226.2	25.9	25.8	168.8	252.0
BB or Lower	105.3	181.7	13.0	14.8	36.7	30.1	155.0	226.6	—	—	155.0	226.6
Unrated	71.0	56.3	—	—	—	0.1	71.0	56.4	0.3	1.7	71.3	58.1
Total	$221.7	$325.6	$786.1	$843.2	$232.8	$162.2	$1,240.6	$1,331.0	$2,838.8	$3,510.2	$4,079.4	$4,841.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
		(1)						(1)				(1)
Asia/Latin America/Other	$10.5	$10.1	$7.4	$15.3	$41.2	$40.6	$59.1	$66.0	$180.2	$159.6	$239.3	$225.6
Europe	0.2	0.4	201.5	212.2	24.4	43.4	226.1	256.0	244.5	341.8	470.6	597.8
North America	211.0	315.1	577.2	615.7	167.2	78.2	955.4	1,009.0	2,414.1	3,008.8	3,369.5	4,017.8
Total	$221.7	$325.6	$786.1	$843.2	$232.8	$162.2	$1,240.6	$1,331.0	$2,838.8	$3,510.2	$4,079.4	$4,841.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
		(1)						(1)				(1)
Asset Managers	$—	$—	$39.1	$69.8	$0.1	$—	$39.2	$69.8	$2,051.3	$2,461.3	$2,090.5	$2,531.1
Banks, Broker-dealers	0.2	0.9	449.1	464.9	164.6	95.1	613.9	560.9	787.5	1,048.9	1,401.4	1,609.8
Commodities	—	—	—	—	7.2	16.7	7.2	16.7	—	—	7.2	16.7
Corporates	209.4	194.0	—	—	23.1	11.3	232.5	205.3	—	—	232.5	205.3
Other	12.1	130.7	297.9	308.5	37.8	39.1	347.8	478.3	—	—	347.8	478.3
Total	$221.7	$325.6	$786.1	$843.2	$232.8	$162.2	$1,240.6	$1,331.0	$2,838.8	$3,510.2	$4,079.4	$4,841.2

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

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,118.7	$(589.4)	$8.0	$—	$—	$0.2	$—	$537.5	$537.5
United Kingdom	604.2	(352.6)	6.9	0.2	27.8	9.9	61.9	296.4	358.3
France	544.2	(246.6)	(112.5)	—	9.3	11.7	—	206.1	206.1
Germany	260.1	(176.8)	(114.3)	—	103.5	1.3	109.1	73.8	182.9
Hong Kong	45.7	(45.4)	0.1	—	0.7	—	80.8	1.1	81.9
Japan	68.5	(49.2)	—	—	—	—	36.4	19.3	55.7
Ireland	45.1	(3.8)	—	—	3.0	—	—	44.3	44.3
Qatar	9.5	(2.2)	—	—	—	32.5	—	39.8	39.8
India	12.1	(9.1)	—	—	—	—	35.7	3.0	38.7
Switzerland	80.1	(72.5)	2.2	—	20.1	0.5	4.7	30.4	35.1
Total	$2,788.2	$(1,547.6)	$(209.6)	$0.2	$164.4	$56.1	$328.6	$1,251.7	$1,580.3

	December 31, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5
In addition, Jefferies' issuer and counterparty risk exposure to Puerto Rico was $23.9 million, as reflected in our Consolidated Statement of Financial Condition at June 30, 2016, which is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $70.0 billion in debt on a voluntary basis. At June 30, 2016, Jefferies had no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 21, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

The following updates our discussion of risk factors contained in our 2015 10-K:

The U.K. exit from the European Union could adversely affect Jefferies business. The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union is unprecedented and it is unclear how the U.K.’s access to the EU Single Market, and the wider trading, legal and regulatory environment in which Jefferies, Jefferies customers and Jefferies counterparties operate, will be impacted and how this will affect Jefferies and Jefferies businesses and the global macroeconomic environment. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility and adversely affect Jefferies businesses, including Jefferies revenues, particularly in Europe, and Jefferies results of operations and financial condition.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended June 30, 2016:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	3,753	$16.85	—	20,000,000
May 1, 2016 to May 31, 2016	488,052	$17.72	—	20,000,000
June 1, 2016 to June 30, 2016 (3)	2,491,158	$16.41	2,462,217	17,537,783
Total	2,982,963		2,462,217

(1)
Includes an aggregate of 520,746 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.
(3)Includes 1,502,226 shares that settled in July 2016.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: August 3, 2016	By:	/s/ John M. Dalton
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.