Form 10-Q
period 2016-09-30
LEUCADIA NATIONAL CORP
filed 2016-11-02
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
YES            _____   NO            X

The number of shares outstanding of each of the issuer’s classes of common stock at October 27, 2016 was 360,021,955.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2016 and December 31, 2015
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$3,278,975	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,026,865	751,084
Financial instruments owned, including securities pledged of $10,458,629 and $12,207,123:
Trading assets, at fair value	15,597,243	18,293,090
Available for sale securities	350,666	207,355
Total financial instruments owned	15,947,909	18,500,445
Investments in managed funds	556,971	603,720
Loans to and investments in associated companies	2,105,088	1,757,369
Securities borrowed	8,460,736	6,975,136
Securities purchased under agreements to resell	4,038,194	3,854,746
Receivables	4,169,139	3,830,967
Property, equipment and leasehold improvements, net	715,198	721,875
Intangible assets, net and goodwill	2,594,329	2,648,362
Deferred tax asset, net	1,513,163	1,575,368
Other assets	1,699,448	1,473,464
Total assets	$46,106,015	$46,331,184

LIABILITIES
Short-term borrowings	$432,235	$310,659
Trading liabilities, at fair value	7,999,156	6,840,430
Securities loaned	2,930,376	3,014,300
Securities sold under agreements to repurchase	8,130,434	9,966,868
Other secured financings	907,257	908,741
Payables, expense accruals and other liabilities	7,765,740	7,107,081
Long-term debt	7,232,261	7,400,582
Total liabilities	35,397,459	35,548,661

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	346,079	191,633
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 359,671,338 and 362,617,423 shares issued and outstanding, after deducting 56,701,377 and 53,755,292 shares held in treasury	359,671	362,617
Additional paid-in capital	4,807,989	4,986,819
Accumulated other comprehensive income	360,681	438,793
Retained earnings	4,531,329	4,612,982
Total Leucadia National Corporation shareholders’ equity	10,059,670	10,401,211
Noncontrolling interests	177,807	64,679
Total equity	10,237,477	10,465,890

Total	$46,106,015	$46,331,184
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2016 and 2015
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2016	2015	2016	2015
Revenues:
Beef processing services	$1,746,841	$1,863,040	$5,175,592	$5,709,835
Commissions	152,044	172,284	454,025	512,714
Principal transactions	299,066	(253,145)	458,930	548,328
Investment banking	294,930	389,820	778,906	1,044,877
Interest income	226,648	238,468	690,257	724,782
Net realized securities gains	60	236	8,202	24,418
Other	164,121	155,320	366,423	432,713
Total revenues	2,883,710	2,566,023	7,932,335	8,997,667
Interest expense	207,335	199,927	615,496	607,425
Net revenues	2,676,375	2,366,096	7,316,839	8,390,242

Expenses:
Cost of sales	1,689,093	1,937,288	5,113,515	5,909,878
Compensation and benefits	418,715	375,495	1,266,213	1,303,634
Floor brokerage and clearing fees	40,189	45,307	124,259	159,100
Interest	23,121	30,666	68,145	93,821
Depreciation and amortization	52,691	58,466	153,070	166,146
Selling, general and other expenses	239,160	215,302	612,674	536,779
	2,462,969	2,662,524	7,337,876	8,169,358
Income (loss) from continuing operations before income taxes and income related to associated companies	213,406	(296,428)	(21,037)	220,884
Income related to associated companies	36,503	24,243	108,445	94,501
Income (loss) from continuing operations before income taxes	249,909	(272,185)	87,408	315,385
Income tax provision (benefit)	73,703	(90,273)	59,192	107,834
Income (loss) from continuing operations	176,206	(181,912)	28,216	207,551
Income from discontinued operations, net of income tax provision of $0, $231, $0 and $231	—	429	—	429
Gain on disposal of discontinued operations, net of income tax provision of $0, $700, $0 and $700	—	1,300	—	1,300
Net income (loss)	176,206	(180,183)	28,216	209,280
Net loss attributable to the noncontrolling interests	1,870	1,238	3,682	1,828
Net (income) loss attributable to the redeemable noncontrolling interests	(22,702)	6,788	(40,084)	15,931
Preferred stock dividends	(1,016)	(1,016)	(3,047)	(3,047)

Net income (loss) attributable to Leucadia National Corporation common shareholders	$154,358	$(173,173)	$(11,233)	$223,992

(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended September 30, 2016 and 2015
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2016	2015	2016	2015
Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$0.41	$(0.47)	$(0.03)	$0.59
Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	—
Net income (loss)	$0.41	$(0.47)	$(0.03)	$0.59

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$0.41	$(0.47)	$(0.03)	$0.59
Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	—
Net income (loss)	$0.41	$(0.47)	$(0.03)	$0.59

Amounts attributable to Leucadia National Corporation common shareholders:
Income (loss) from continuing operations, net of taxes	$154,358	$(174,902)	$(11,233)	$222,263
Income from discontinued operations, net of taxes	—	429	—	429
Gain on disposal of discontinued operations, net of taxes	—	1,300	—	1,300
Net income (loss)	$154,358	$(173,173)	$(11,233)	$223,992

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2016 and 2015
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2016	2015	2016	2015

Net income (loss)	$176,206	$(180,183)	$28,216	$209,280
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $2,937, $(5,486), $1,639 and $(3,850)	5,064	(9,884)	2,826	(6,936)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $(1), $198, $5 and $5,230	1	(355)	(8)	(9,419)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $2,938, $(5,684), $1,634 and $(9,080)	5,065	(10,239)	2,818	(16,355)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $262, $96, $1,588 and $(3,900)	(55,573)	(228)	(77,309)	(18,644)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $262, $96, $1,588 and $(3,900)	(55,573)	(228)	(77,309)	(18,644)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(1,627), $0, $(3,077) and $0	(2,466)	—	(4,771)	—
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(1,627), $0, $(3,077) and $0	(2,466)	—	(4,771)	—

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(175), $(653), $(526) and $(1,959)	383	1,258	1,150	3,772
Net change in pension liability, net of income tax provision (benefit) of $175, $653, $526 and $1,959	383	1,258	1,150	3,772

Other comprehensive income (loss), net of income taxes	(52,591)	(9,209)	(78,112)	(31,227)

Comprehensive income (loss)	123,615	(189,392)	(49,896)	178,053
Comprehensive loss attributable to the noncontrolling interests	1,870	1,238	3,682	1,828
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	(22,702)	6,788	(40,084)	15,931
Preferred stock dividends	(1,016)	(1,016)	(3,047)	(3,047)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$101,767	$(182,382)	$(89,345)	$192,765

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
Net cash flows from operating activities:
Net income	$28,216	$209,280
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	52,241	101,476
Depreciation and amortization	120,458	129,014
Share-based compensation	24,936	71,852
Provision for doubtful accounts	26,372	18,626
Net securities gains	(8,202)	(24,418)
Income related to associated companies	(92,583)	(182,192)
Distributions from associated companies	118,855	185,369
Net losses related to property and equipment, and other assets	73,384	6,667
Gain on disposal of discontinued operations	—	(2,000)
Change in estimated litigation reserve	—	(96,500)
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(277,019)	2,538,334
Trading assets	2,190,420	(795,615)
Investments in managed funds	44,306	(296,453)
Securities borrowed	(1,510,588)	(852,183)
Securities purchased under agreements to resell	(248,931)	(351,875)
Receivables from brokers, dealers and clearing organizations	(364,929)	97,622
Receivables from customers of securities operations	331,266	(57,661)
Other receivables	(124,191)	(157,478)
Other assets	(310,542)	(69,354)
Trading liabilities	1,268,979	644,008
Securities loaned	(22,326)	1,049,172
Securities sold under agreements to repurchase	(1,824,027)	176,960
Payables to brokers, dealers and clearing organizations	777,228	192,867
Payables to customers of securities operations	(31,159)	(3,454,703)
Trade payables, expense accruals and other liabilities	79,650	(200,390)
Other	9,117	(60,693)
Net cash provided by (used for) operating activities	330,931	(1,180,268)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(255,367)	(212,589)
Proceeds from disposals of property and equipment, and other assets	58,650	10,806
Acquisitions, net of cash acquired	(9,673)	—
Advances on notes, loans and other receivables	(234,091)	(283,000)
Collections on notes, loans and other receivables	52,507	134,556
Loans to and investments in associated companies	(530,883)	(1,134,067)
Capital distributions and loan repayments from associated companies	495,246	1,123,480
Deconsolidation of asset management entities	—	(16,512)
Purchases of investments (other than short-term)	(507,048)	(806,023)
Proceeds from maturities of investments	122,041	324,415
Proceeds from sales of investments	251,918	1,800,227
Other	(1,846)	2,541
Net cash provided by (used for) investing activities	(558,546)	943,834
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the periods ended September 30, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$614,062	$215,175
Net change in short-term borrowings	120,865	—
Reduction of debt	(760,274)	(770,671)
Net change in other secured financings	(2,194)	265,286
Net change in bank overdrafts	(56,126)	—
Issuance of common shares	894	1,031
Distributions to redeemable noncontrolling interests	(18,469)	—
Distributions to noncontrolling interests	(2,044)	—
Contributions from noncontrolling interests	116,847	1,530
Purchase of common shares for treasury	(59,784)	(121,619)
Dividends paid	(68,633)	(69,655)
Other	388	385
Net cash used for financing activities	(114,468)	(478,538)

Effect of foreign exchange rate changes on cash	(17,590)	(2,502)

Net decrease in cash and cash equivalents	(359,673)	(717,474)

Cash and cash equivalents at January 1,	3,638,648	4,276,775

Cash and cash equivalents at September 30,	$3,278,975	$3,559,301

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$727,115	$706,472
Income tax payments (refunds), net	$(13,933)	$5,388

Non-cash investing activities:
Transfer of investment in FXCM from trading assets to Loans to and investments in associated companies	$334,500	$—

Non-cash financing activities:
Purchase of common shares for treasury settled after September 30, 2016	$(13,340)	$—

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2016 and 2015
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2015	$367,499	$5,059,508	$447,082	$4,428,069	$10,302,158	$67,864	$10,370,022
Net income				223,992	223,992	(1,828)	222,164
Other comprehensive loss, net of taxes			(31,227)		(31,227)		(31,227)
Contributions from noncontrolling interests					—	1,871	1,871
Deconsolidation of asset management entities					—	(8,193)	(8,193)
Change in interest in consolidated subsidiary		(862)			(862)	862	—
Share-based compensation expense		71,852			71,852		71,852
Change in fair value of redeemable noncontrolling interests		(8,306)			(8,306)		(8,306)
Exercise of options to purchase common shares, including excess tax benefit	2	42			44		44
Purchase of common shares for treasury	(5,713)	(115,906)			(121,619)		(121,619)
Dividends ($.1875 per common share)				(71,230)	(71,230)		(71,230)
Other	498	176			674		674

Balance, September 30, 2015	$362,286	$5,006,504	$415,855	$4,580,831	$10,365,476	$60,576	$10,426,052

Balance, January 1, 2016	$362,617	$4,986,819	$438,793	$4,612,982	$10,401,211	$64,679	$10,465,890
Net loss				(11,233)	(11,233)	(3,682)	(14,915)
Other comprehensive loss, net of taxes			(78,112)		(78,112)		(78,112)
Contributions from noncontrolling interests					—	118,940	118,940
Distributions to noncontrolling interests					—	(2,044)	(2,044)
Deconsolidation of asset management entities					—	(385)	(385)
Change in interest in consolidated subsidiary		(282)			(282)	282	—
Share-based compensation expense		24,936			24,936		24,936
Change in fair value of redeemable noncontrolling interests		(132,831)			(132,831)		(132,831)
Purchase of common shares for treasury	(4,300)	(68,824)			(73,124)		(73,124)
Dividends ($.1875 per common share)				(70,420)	(70,420)		(70,420)
Other	1,354	(1,829)			(475)	17	(458)

Balance, September 30, 2016	$359,671	$4,807,989	$360,681	$4,531,329	$10,059,670	$177,807	$10,237,477

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

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), FXCM (a provider of online foreign exchange trading services), HomeFed (a publicly traded real estate company) and Foursight Capital and Chrome Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group ("HRG"), formerly known as Harbinger (a publicly traded diversified holding company), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Conwed Plastics and Idaho Timber (manufacturing companies), and Golden Queen (a gold and silver mining project). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, receivables, securities, or in other ways, depending on the structure of our specific holdings.

Jefferies is a global full-service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Babson Capital Management LLC (now Barings, LLC) and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC.  Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the U.S.

Jefferies has a November 30 year-end, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of September 2016 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

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

Prior to September 1, 2016, our investment in FXCM Group, LLC ("FXCM") and associated companies consisted of a senior secured term loan due January 2017, with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018. On September 1, 2016 we, FXCM Inc. and FXCM Holdings, LLC ("FXCM Holdings") entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments extended the maturity of the term loan by one year to January 2018 to allow FXCM more time to optimize remaining asset sales ($192.5 million outstanding at September 30, 2016); gave Leucadia a 49.9% common membership interest in FXCM; created an eight-member board for FXCM, comprised of three directors appointed by Leucadia, three directors appointed by FXCM Holdings, and two independent directors; put in place a long-term incentive program for FXCM's senior management; entered into a management agreement pursuant to which FXCM Holdings will manage the assets and day-to-day operations of FXCM and its subsidiaries; and gave FXCM Holdings the same right Leucadia has to require a sale of FXCM beginning in January 2018. See Notes 3 and 9 to our consolidated financial statements for additional information.

Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway Inc., is a commercial real estate company providing capital solutions, investment sales advisory, research and mortgage servicing for multifamily and commercial properties.

We own an approximate 65% equity method interest in HomeFed, which owns and develops residential and mixed use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board.

We own 100% of Foursight Capital, an auto loan originator and servicer, and 85% of Chrome Capital, which owns and manages a portfolio of leases on used Harley-Davidson motorcycles and is in the process of winding down.

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

We own approximately 23% of HRG, a public company traded on the NYSE, and we reflect this investment at fair value based on quoted market prices. Its consumer products segment contains an approximate 58% ownership stake in Spectrum Brands, a global consumer products company. Its insurance segment includes an approximate 81% ownership stake in Fidelity & Guaranty Life ("FGL"). On November 8, 2015, FGL and Anbang Insurance Group Co., Ltd. ("Anbang") entered into a definitive merger agreement pursuant to which Anbang will acquire FGL for $26.80 per share in cash.

Vitesse Energy, LLC is our 96% owned consolidated subsidiary that acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana as well as the Denver-Julesburg Basin in Wyoming.

Juneau Energy, LLC is our 98% owned consolidated subsidiary that engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has non-operated working interests and acreage in the Oklahoma and Texas Gulf Coast regions.

Garcadia is an equity method joint venture that owns and operates 29 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75% of Garcadia.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 56% of Linkem's common equity.  Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments fair values for which have been derived using model inputs that are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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

Valuation Process for Financial Instruments
The Jefferies Independent Price Verification ("IPV") Group, which is part of the Jefferies finance department, in partnership with Jefferies Risk Management, is responsible for establishing Jefferies valuation policies and procedures.  The IPV Group and Risk Management, which are independent of business functions, play an important role and serve as a control function in determining that Jefferies financial instruments are appropriately reflected at fair value.  This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.  The IPV Group reports to the Jefferies Global Controller and is subject to the oversight of the IPV Committee, which includes senior members of Jefferies finance department and other personnel.  Jefferies independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.
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

To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate.  The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results.  This process also forms the basis for the classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3).  The IPV Group utilizes the additional expertise of Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability.  The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and determines the financial instrument fair values in the consolidated financial statements.  This process specifically assists management in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.  At each quarter end, the overall valuation results, as determined by the IPV Committee, are presented to the Jefferies Audit Committee.

Judgment exercised in determining Level 3 fair value measurements is supplemented by daily analysis of profit and loss performed by the Product Control functions.  Gains and losses, which result from changes in fair value, are evaluated and corroborated daily based on an understanding of each trading desk's overall risk positions and developments in a particular market on the given day.  Valuation techniques generally rely on recent transactions of suitably comparable financial instruments and use the observable inputs from those comparable transactions as a validation basis for Level 3 inputs.  Level 3 fair value measurements are further validated through subsequent sales testing and market comparable sales, if such information is available.  Level 3 fair value measurements require documentation of the valuation rationale applied, which is reviewed for consistency in application from period to period.

Third Party Pricing Information.  Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities.  External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period.  Jefferies processes challenge the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) to validate the data for consistency with the definition of a fair value exit price.  Jefferies process includes understanding and evaluating the external data providers’ valuation methodologies.  For corporate, U.S. government and agency, municipal debt securities, and loans, to the extent Jefferies uses independent pricing services or broker quotes in their valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions.  The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models.  For mortgage- and other asset-backed securities, collateralized debt obligations ("CDOs") and collateralized loan obligations ("CLOs"), the independent pricing services use a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity.  Further, Jefferies considers pricing data from multiple service providers as available as well as compares pricing data to prices observed for recent transactions, if any, in order to corroborate valuation inputs.

Model Review Process.  If a pricing model is used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Risk Management, independent from the trading desks, and then approved by Risk Management to be used in the valuation process.  Review and approval of a model for use may include benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions.  In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.  Models are independently reviewed and validated by Risk Management annually or more frequently if market conditions or use of the valuation model changes.

Receivables

At September 30, 2016 and December 31, 2015, Receivables include receivables from brokers, dealers and clearing organizations of $1,952.7 million and $1,616.3 million, respectively, and receivables from customers of securities operations of $849.3 million and $1,191.3 million, respectively.
Payables, expense accruals and other liabilities
At September 30, 2016 and December 31, 2015, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $3,519.1 million and $2,757.2 million, respectively, and payables to customers of securities operations of $2,749.3 million and $2,780.5 million, respectively.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. In the third quarter of 2016, Juneau Energy recorded impairment charges in Selling, general and other expenses of $55.0 million related to write-downs of unproved oil and gas properties. Juneau Energy assesses its unproved oil and gas properties for impairment based on remaining lease terms, drilling results or future plans to develop acreage and they record impairment expense for any decline in value. In the third quarter of 2016, Juneau Energy curtailed development of its southern acreage in the East Eagle Ford and its Houston County acreage. As a result, an impairment was recorded for the difference between the carrying value and the estimated net realizable value of the acreage.
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

Debt Issuance Costs.  In January 2016, we adopted the FASB's new guidance that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability.  The guidance is effective retrospectively and we have adopted this guidance in the first quarter of 2016. The adoption of this guidance resulted in the following adjustments to the Consolidated Statement of Financial Condition on December 31, 2015: a decrease of $8.6 million to Other assets, a decrease of $7.0 million to Long-term debt and a decrease of $1.6 million to Other secured financings. The adoption of this guidance also resulted in the following adjustments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2015: a decrease of $1.7 million and $3.8 million, respectively, to Selling, general and other expenses and an increase of $1.7 million and $3.8 million, respectively, to Interest expense.

Financial Instruments. In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of the new guidance related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option and we adopted this guidance in the first quarter of 2016. This guidance did not have a significant impact on our consolidated financial statements.

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

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments and trading liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $29.5 million and $36.7 million, respectively, by level within the fair value hierarchy at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,837,849	$111,068	$22,195	$—	$2,971,112
Corporate debt securities	—	2,494,303	35,007	—	2,529,310
CDOs and CLOs	—	99,794	44,070	—	143,864
U.S. government and federal agency securities	3,029,251	114,601	—	—	3,143,852
Municipal securities	—	550,210	27,257	—	577,467
Sovereign obligations	904,592	1,130,443	—	—	2,035,035
Residential mortgage-backed securities	—	1,331,959	46,881	—	1,378,840
Commercial mortgage-backed securities	—	320,912	24,593	—	345,505
Other asset-backed securities	—	116,388	61,112	—	177,500
Loans and other receivables	—	1,323,092	78,457	—	1,401,549
Derivatives	3,232	6,230,482	9,560	(5,887,874)	355,400
Investments at fair value	—	—	300,909	—	300,909
Investment in FXCM	—	—	207,400	—	207,400
Total trading assets, excluding Investments at fair value based on NAV	$6,774,924	$13,823,252	$857,441	$(5,887,874)	$15,567,743

Available for sale securities:
Corporate equity securities	$77,372	$—	$—	$—	$77,372
Corporate debt securities	—	1,519	—	—	1,519
U.S. government securities	226,093	—	—	—	226,093
Residential mortgage-backed securities	—	21,868	—	—	21,868
Commercial mortgage-backed securities	—	4,687	—	—	4,687
Other asset-backed securities	—	19,127	—	—	19,127
Total available for sale securities	$303,465	$47,201	$—	$—	$350,666
Cash and cash equivalents	$3,278,975	$—	$—	$—	$3,278,975
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (3)	$1,026,865	$—	$—	$—	$1,026,865

Liabilities:
Trading liabilities:
Corporate equity securities	$1,718,634	$58,834	$38	$—	$1,777,506
Corporate debt securities	—	1,704,627	523	—	1,705,150
U.S. government and federal agency securities	1,213,672	—	—	—	1,213,672
Sovereign obligations	940,451	1,432,580	—	—	2,373,031
Loans	—	538,180	848	—	539,028
Derivatives	373	6,339,818	20,607	(5,970,029)	390,769
Total trading liabilities	$3,873,130	$10,074,039	$22,016	$(5,970,029)	$7,999,156
Other secured financings	$—	$53,318	$268	$—	$53,586
Long-term debt:
Structured notes	$—	$204,422	$—	$—	$204,422

	December 31, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,803,243	$133,732	$40,906	$—	$2,977,881
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
CDOs and CLOs	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	2,253	4,406,207	19,785	(4,165,446)	262,799
Investments at fair value	—	26,224	199,794	—	226,018
Investment in FXCM	—	—	625,689	—	625,689
Total trading assets, excluding Investments at fair value based on NAV	$6,611,880	$14,495,857	$1,314,065	$(4,165,446)	$18,256,356

Available for sale securities:
Corporate equity securities	$73,579	$—	$—	$—	$73,579
Corporate debt securities	—	4,744	—	—	4,744
U.S. government securities	63,945	—	—	—	63,945
Residential mortgage-backed securities	—	23,240	—	—	23,240
Commercial mortgage-backed securities	—	2,374	—	—	2,374
Other asset-backed securities	—	39,473	—	—	39,473
Total available for sale securities	$137,524	$69,831	$—	$—	$207,355
Cash and cash equivalents	$3,638,648	$—	$—	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$751,084	$—	$—	$—	$751,084

Liabilities:
Trading liabilities:
Corporate equity securities	$1,428,048	$36,518	$38	$—	$1,464,604
Corporate debt securities	—	1,556,941	—	—	1,556,941
U.S. government and federal agency securities (4)	1,488,121	—	—	—	1,488,121
Sovereign obligations (4)	837,614	505,382	—	—	1,342,996
Residential mortgage-backed securities (4)	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,456,334	19,543	(4,257,998)	218,243
Total trading liabilities	$3,754,147	$7,314,231	$30,050	$(4,257,998)	$6,840,430
Other secured financings (5)	$—	$67,801	$544	$—	$68,345

(1)	There were no material transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 and during the year ended December 31, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million at September 30, 2016.

(4)
There was an immaterial revision in the row labeling in our Annual Report on Form 10-K, for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016. We have revised the labels to "U.S. government and federal agency securities" (originally reported as "Collateralized debt obligations"), "Sovereign obligations" (originally reported as "U.S. government and federal agency securities") and "Residential mortgage-backed securities" (originally reported as "Sovereign obligations").

(5)	Level 2 liabilities include $67.8 million of other secured financings that were previously not disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•
Exchange Traded Equity Securities:  Exchange traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy.

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

•
Equity Warrants:  Non-exchange traded equity warrants are categorized within Level 2 or Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•
Corporate Bonds:  Corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed for recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve.  Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy.  If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions.  Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and are a limited portion of our corporate bonds.

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

CDOs and CLOs

CDOs and CLOs are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.  Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including but not limited to collateral type, tranche type, rating, origination year, prepayment rates, default rates, and loss severity.

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

Loans and Other Receivables

•
Corporate Loans:  Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by transaction data.  Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•
Oil Futures Derivatives: Vitesse Energy uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy accounts for the derivative instruments at fair value, which are classified as Level 2 within the fair value hierarchy. Fair values classified as Level 2 are determined under the income valuation technique using an option-pricing model that is based on directly or indirectly observable inputs.

Investments at Fair Value

Investments at fair value included in Trading assets on the Consolidated Statements of Financial Condition include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analysis and transaction prices observed for subsequent financing or capital issuance by the company.  Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.  Additionally, investments at fair value include investments in insurance contracts relating to Jefferies defined benefit plan in Germany.  Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

Investment in FXCM

In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017, with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading services.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions was as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $500 million (this was an amount initially set at a range between $500 million to $680 million and based on payments made by FXCM to us through April 16, 2015, this amount became $500 million); and 60% of all amounts thereafter.  During the nine months ended September 30, 2016, we received $25.5 million of principal and interest from FXCM and $192.5 million remained outstanding under the term loan as of September 30, 2016.  As of November 2, 2016, we have received an additional $38.0 million, and $154.5 million remained outstanding under the term loan. Through the first quarter of 2016 interest accrued at 16.0% per annum; in the second quarter of 2016 interest accrued at 17.5% per annum; in the third quarter of 2016 interest accrued at 19.0% per annum; and in the fourth quarter of 2016 interest will accrue at 20.5% per annum.

At December 31, 2015, we viewed the FXCM loan and associated rights as one integrated transaction; since the rights, as derivatives, were accounted for at fair value, we had elected the fair value option for the loan.  At December 31, 2015, the total amount of our investment in FXCM was reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, were included within Principal transactions in the Consolidated Statements of Operations.  We recorded in Principal transactions an aggregate $42.8 million and $(58.3) million during the three and nine months ended September 30, 2016, respectively, and $(113.2) million and $461.3 million during the three and nine months ended September 30, 2015, respectively, of unrealized and realized gains (losses), interest income and fees relating to our investment in FXCM.

On September 1, 2016 we, FXCM Inc. and FXCM Holdings entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments extended the maturity of the term loan by one year to January 2018 to allow FXCM more time to optimize remaining asset sales; gave Leucadia a 49.9% common membership interest in FXCM; created an eight-member board for FXCM, comprised of three directors appointed by Leucadia, three directors appointed by FXCM Holdings, and two independent directors; put in place a long-term incentive program for FXCM's senior management; entered into a management agreement pursuant to which FXCM Holdings will manage the assets and day-to-day operations of FXCM and its subsidiaries; and gave FXCM Holdings the same right Leucadia has to require a sale of FXCM beginning in January 2018.

Distributions to Leucadia under the amended agreements are now: 100% until amounts due under the loan are repaid; 45% of the next $350 million; then 79.2% of the next $500 million; and 51.6% of all amounts thereafter.

Through the amendments on September 1, 2016, our derivative rights were settled for a 49.9% common membership interest in FXCM. We gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our September 30, 2016 Consolidated Statement of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

FXCM is considered a variable interest entity ("VIE") and our term loan and equity ownership are variable interests.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance.  Therefore, we do not consolidate FXCM and we account for our equity interest as an investment in an associated company.

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of our investment ($541.9 million at September 30, 2016).

We engaged an independent valuation firm to assist management in estimating the fair value of our loan to FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows; the loan’s implied credit rating and effective yield.  Because of these inputs and the degree of judgment involved, we have categorized our term loan in Level 3. We also engaged an independent valuation firm to assist management in estimating the fair value of our equity interest in FXCM on September 1, 2016. Our estimate of fair value was determined using valuation models with inputs including management's assumptions concerning the implied total equity value, based primarily on the publicly traded FXCM Inc. stock price; volatility; risk-free rate; and term.

Investments at Fair Value Based on NAV and Investments in Managed Funds

Investments at fair value based on NAV and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and other funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company and are measured based on NAV (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
September 30, 2016
Equity Long/Short Hedge Funds (2)	$411,474	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	807	—	—
Fund of Funds (4)	226	—	—
Equity Funds (5)	41,716	20,295	—
Multi-asset Funds (6)	132,248	—	Monthly, Quarterly
Total	$586,471	$20,295

December 31, 2015 (7)
Equity Long/Short Hedge Funds (2)	$430,207	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Multi-asset Funds (6)	165,821	—	Monthly, Quarterly
Convertible Bond Funds (8)	326	—	At Will
Total	$640,455	$20,885

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At September 30, 2016 and December 31, 2015, investments with a fair value of $73.9 million and $54.7 million are redeemable with 30 to 90 days prior written notice. At September 30, 2016 and December 31, 2015, this category also includes investments in funds with broad industry and geographic diversification.  Investment in these funds are subject to a lock-up until August 15, 2019, subject to certain release events and other withdrawal rights.  Following this date, investments can be redeemed as of any calendar quarter-end with no less than 45 calendar days’ notice, subject to certain limitations.  At September 30, 2016 and December 31, 2015, our investments in these funds had an aggregate fair value of $336.8 million and $375.5 million, respectively.

(3)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions.  At December 31, 2015, the underlying assets of 8% of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
This category includes investments in fund of funds that invest in various private equity funds.  At September 30, 2016 and December 31, 2015, approximately 98% and 95%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions.  The investments in this category are gradually being liquidated or we have requested redemption, however, we are unable to estimate when these funds will be received.

(5)
At September 30, 2016 and December 31, 2015, approximately 99% and 100%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to liquidate in one to eight years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At September 30, 2016 and December 31, 2015, investments representing approximately 12% and 32%, respectively, of the fair value of investments in this category are redeemable with 30 to 90 days prior written notice.

(7)
Certain prior period amounts have been recast to conform to the current year's presentation due to the presentation of multi-asset funds. Previously, these investments had been classified within equity long/short hedge funds.

(8)
Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by Jefferies that invested primarily in convertible bonds.  The underlying assets were fully liquidated during the nine months ended September 30, 2016.

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2016 (in thousands):

Three Months Ended September 30, 2016
	Balance, June 30, 2016	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2016	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$48,816	$(6,492)	$291	$(49)	$—	$—	$(20,371)	$22,195	$(892)
Corporate debt securities	24,113	(145)	10,696	(5,046)	—	—	5,389	35,007	405
CDOs and CLOs	52,710	(4,067)	4,205	(5,203)	—	—	(3,575)	44,070	(4,606)
Municipal securities	—	(7,074)	—	—	—	—	34,331	27,257	(7,074)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
Residential mortgage-backed securities	63,308	(2,343)	1,884	(10,874)	(463)	—	(4,631)	46,881	(183)
Commercial mortgage-backed securities	24,983	(1,531)	—	—	—	—	1,141	24,593	(236)
Other asset-backed securities	43,033	(2,247)	3,416	(2,727)	(1,429)	—	21,066	61,112	(2,202)
Loans and other receivables	104,399	(23,445)	31,512	(10,140)	(16,804)	—	(7,065)	78,457	(16,044)
Investments at fair value	273,271	(599)	—	(485)	(278)	—	29,000	300,909	(746)
Investment in FXCM (2)	508,400	42,721	—	—	(343,721)	—	—	207,400	(2,000)

Liabilities:
Trading liabilities:
Corporate equity securities	$—	$—	$—	$—	$—	$—	$38	$38	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Net derivatives (3)	4,424	(4,736)	—	11,101	32	601	(375)	11,047	(1,589)
Loans	1,896	(402)	—	170	—	—	(816)	848	(400)
Other secured financings	468	(200)	—	—	—	—	—	268	200

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)
Includes $334.5 million related to the settlement of our participation rights for equity ownership in FXCM on September 1, 2016. We classify the equity ownership as a Loan to and investment in associated company at September 30, 2016.

(3)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended September 30, 2016

During the three months ended September 30, 2016, transfers of assets of $147.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Other asset-backed securities of $27.3 million, CDOs and CLOs of $23.7 million and residential mortgage-backed securities of $13.7 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Municipal securities of $34.3 million and investments at fair value of $29.0 million due to a lack of observable market transactions.

During the three months ended September 30, 2016, transfers of assets of $91.8 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $27.3 million and residential mortgage-backed securities of $18.3 million for which market trades were observed in the period for either identical or similar securities.

•	Corporate equity securities of $20.5 million due to an increase in observable market transactions;

•	Loans and other receivables of $15.8 million due to a greater number of contributors for certain vendor quotes to support classification within Level 2.

Net losses on Level 3 assets were $5.2 million and net gains on Level 3 liabilities were $5.4 million for the three months ended September 30, 2016.  Net losses on Level 3 assets were primarily due to decreased valuations of loans and other receivables, municipal securities, corporate equity securities, CDOs and CLOs, residential mortgage-backed securities, other asset-backed securities and commercial mortgage-backed securities partially offset by increased valuations of our investment in FXCM. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative liabilities

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2016 (in thousands):

Nine Months Ended September 30, 2016
	Balance, December 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at September 30, 2016	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$(8,388)	$5,225	$(49)	$—	$—	$(15,499)	$22,195	$(727)
Corporate debt securities	25,876	5,239	29,629	(20,331)	—	—	(5,406)	35,007	1,456
CDOs and CLOs	85,092	(24,356)	61,707	(69,397)	(605)	—	(8,371)	44,070	(13,196)
Municipal securities	—	(1,462)	—	—	—	—	28,719	27,257	(1,462)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
Residential mortgage-backed securities	70,263	(7,243)	1,948	(13,203)	(1,078)	—	(3,806)	46,881	228
Commercial mortgage-backed securities	14,326	(4,606)	1,256	(2,023)	—	—	15,640	24,593	(3,337)
Other asset-backed securities	42,925	(2,420)	66,503	(60,525)	(6,678)	—	21,307	61,112	(9,993)
Loans and other receivables	189,289	(30,843)	305,920	(206,587)	(163,913)	—	(15,409)	78,457	(27,714)
Investments at fair value	199,794	46,644	29,727	(485)	(834)	—	26,063	300,909	53,711
Investment in FXCM (2)	625,689	(58,335)	—	—	(359,954)	—	—	207,400	3,852

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Net derivatives (3)	(242)	3,104	—	11,101	(14)	1,606	(4,508)	11,047	(5,745)
Loans	10,469	7	—	681	(213)	—	(10,096)	848	45
Other secured financings	544	(276)	—	—	—	—	—	268	276

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)
Includes $334.5 million related to the settlement of our participation rights for equity ownership in FXCM on September 1, 2016. We classify the equity ownership as a Loan to and investment in associated company at September 30, 2016.

(3)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended September 30, 2016

During the nine months ended September 30, 2016, transfers of assets of $157.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
CDOs and CLOs of $16.9 million, other asset-backed securities of $38.5 million and residential mortgage-backed securities of $21.7 million and commercial mortgage-backed securities of $17.2 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Municipal securities of $28.7 million and investments at fair value of $26.1 million due to a lack of observable market transactions;

During the nine months ended September 30, 2016, transfers of assets of $114.5 million from Level 3 to Level 2 are primarily attributed to:

•
CDOs and CLOs of $25.3 million, residential mortgage-backed securities of $25.5 million and other asset-backed securities of $17.0 million, for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $19.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.

During the nine months ended September 30, 2016, there were $10.2 million transfers of loan liabilities from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net losses on Level 3 assets were $85.8 million and net losses on Level 3 liabilities were $2.8 million for the nine months ended September 30, 2016.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of loans and other receivables, CDOs and CLOs, corporate equity securities, residential mortgage-backed securities and municipal securities partially offset by increased valuations of investments at fair value. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2015 (in thousands):

Three Months Ended September 30, 2015
	Balance, June 30, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2015	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,547	$3,901	$21,162	$(5,173)	$—	$—	$(1,935)	$38,502	$3,803
Corporate debt securities	31,917	(5,276)	10,395	(17,197)	(1)	—	4,493	24,331	(5,544)
CDOs and CLOs	89,007	(12,560)	14,961	—	(13,230)	—	2,872	81,050	(12,561)
Residential mortgage-backed securities	88,695	(3,009)	10,034	(8,424)	(195)	—	(679)	86,422	655
Commercial mortgage-backed securities	17,862	(510)	—	(680)	—	—	(1,525)	15,147	(545)
Other asset-backed securities	11,857	870	21,913	—	(1,167)	—	(877)	32,596	813
Loans and other receivables	108,756	(2,111)	31,269	(603)	(42,529)	—	617	95,399	(6,182)
Investments at fair value	154,862	82,943	—	(3,000)	(277)	—	(21,010)	213,518	27,623
Investment in FXCM	759,000	(113,193)	—	—	(32,807)	—	—	613,000	(113,193)
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	452	(226)	—	—	—	—	—	226	226
Net derivatives (2)	(1,586)	(1,020)	(1,432)	11,618	24	416	(857)	7,163	551
Loans	10,732	109	(3,012)	—	—	—	2,542	10,371	(110)
Other secured financings	56,060	—	—	—	(3,914)	—	(51,572)	574	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended September 30, 2015

During the three months ended September 30, 2015, transfers of assets of $73.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
CDOs and CLOs of $42.8 million, non-agency residential mortgage-backed securities of $17.8 million and commercial mortgage-backed securities of $3.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $4.1 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $5.0 million due to a lack of observable market transactions.

During the three months ended September 30, 2015, transfers of assets of $91.4 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $18.5 million and commercial mortgage-backed securities of $5.2 million for which market trades were observed in the period for either identical or similar securities;

•	CDOs and CLOs of $39.9 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $21.0 million due to an increase in observable market transactions;

•	Loans and other receivables of $3.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $1.9 million due to an increase in observable market transactions.

During the three months ended September 30, 2015, there were transfers of $51.6 million of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation and transfers of $2.5 million of loan liabilities from Level 2 to Level 3 due to a decrease in observable inputs in the valuation.
Net losses on Level 3 assets were $48.9 million and net gains on Level 3 liabilities were $1.1 million for the three months ended September 30, 2015.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of CDOs and CLOs, corporate debt securities, residential mortgage-backed securities and loans and other receivables, partially offset by increased valuations of certain corporate equity securities and investments at fair value.  Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2015 (in thousands):

Nine Months Ended September 30, 2015
	Balance, December 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2015	Changes in unrealized gains (losses) relating to instruments still held at September 30, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,964	$10,247	$22,631	$(5,176)	$—	$—	$(10,164)	$38,502	$10,210
Corporate debt securities	22,766	(5,425)	83,613	(88,711)	(1)	—	12,089	24,331	(5,797)
CDOs and CLOs	124,650	(28,999)	63,038	(47,570)	(20,481)	—	(9,588)	81,050	(22,654)
Residential mortgage-backed securities	82,557	(6,776)	30,865	(25,222)	(358)	—	5,356	86,422	(2,507)
Commercial mortgage-backed securities	26,655	(2,053)	3,366	(9,973)	(6,981)	—	4,133	15,147	(1,851)
Other asset-backed securities	2,294	666	69,892	(40,000)	(1,438)	—	1,182	32,596	607
Loans and other receivables	97,258	(7,331)	115,370	(40,978)	(82,100)	—	13,180	95,399	(8,850)
Investments at fair value	77,047	87,254	—	(427)	(3,818)	—	53,462	213,518	32,016
Investment in FXCM	—	461,341	279,000	—	(127,341)	—	—	613,000	461,341
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	223	(1)	(6,677)	6,804	—	—	(123)	226	(226)
Net derivatives (2)	(4,638)	3,022	(4,527)	11,340	(30)	1,901	95	7,163	(5,211)
Loans	14,450	(102)	(3,487)	—	—	—	(490)	10,371	102
Other secured financings	30,825	—	—	—	(15,674)	36,995	(51,572)	574	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended September 30, 2015

During the nine months ended September 30, 2015, transfers of assets of $157.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
CDOs and CLOs of $16.0 million, non-agency residential mortgage-backed securities of $21.3 million, commercial mortgage-backed securities of $9.8 million and other asset-backed securities of $1.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $19.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $12.2 million, corporate equity securities of $1.6 million and investments at fair value of $76.2 million due to lack of observable market transactions.

During the nine months ended September 30, 2015, transfers of assets of $88.1 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $15.9 million and commercial mortgage-backed securities of $5.6 million for which market trades were observed in the period for either identical or similar securities;

•	CDOs and CLOs of $25.6 million and loans and other receivables of $6.1 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $22.7 million due to an increase in observable market transactions;

•	Corporate equity securities of $11.8 million due to an increase in observable market transactions.

During the nine months ended September 30, 2015, there were transfers of other secured financings of $51.6 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net gains on Level 3 assets were $508.9 million and net losses on Level 3 liabilities were $2.9 million for the nine months ended September 30, 2015. Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM and increases in valuations of certain investments at fair value and corporate equity securities, partially offset by decreased valuations of CDOs and CLOs, loans and other receivables, residential and commercial mortgage-backed securities and corporate debt securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives.

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

September 30, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$22,195
Non-exchange traded securities		Market approach	EBITDA (a) multiple	5.1 to 16.3	12.1
			Underlying stock price	$3 to $75	$15.0
		Comparable pricing	Discount factor	60%	—
			Underlying stock price	$218	—
		Present value	Average silver production (tons per day)	783	—

Corporate debt securities	$35,007	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Price	$30 to $100	$65.0

CDOs and CLOs	$32,832	Discounted cash flows	Constant prepayment rate	0% to 20%	17%
			Constant default rate	2% to 7%	3%
			Loss severity	25% to 75%	40%
			Yield	3% to 35%	15%

Municipal securities	$27,257	Scenario analysis	Price	$4	—

Residential mortgage-backed securities	$46,881	Discounted cash flows	Constant prepayment rate	0% to 25%	6%
			Constant default rate	2% to 50%	4%
			Loss severity	10% to 100%	55%
			Yield	3% to 9%	5%

Commercial mortgage-backed securities	$24,593	Discounted cash flows	Yield	6% to 12%	9%
			Cumulative loss rate	1% to 70%	25%

Other asset-backed securities	$61,112	Discounted cash flows	Constant prepayment rate	0% to 55%	24%
			Constant default rate	0% to 9%	6%
			Loss severity	0% to 100%	85%
			Yield	3% to 15%	12%
		Market approach	Price	$33,000,000 to $70,000,000	$39,000,000

Loans and other receivables	$52,216	Comparable pricing	Comparable loan price	$98	—
		Market approach	Discount rate/yield	2% to 3%	3%
			EBITDA (a) multiple	3.6	—
		Scenario analysis	Estimated recovery percentage	6% to 82%	44%
		Present value	Average silver production (tons per day)	783	—

Derivatives	$9,560
Total return swaps		Comparable pricing	Comparable loan price	$100	—
Credit default swaps		Market approach	Credit spread	265 bps	—
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value
Private equity securities	$53,083	Market approach	Transaction level	$250	—
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$207,400	Discounted cash flows	Term based on the pay off	0 months to .75 years	0.5 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$20,607
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$98	—
		Market approach	Discount rate/yield	3% to 56%	54%
Total return swaps		Comparable pricing	Comparable loan price	$100	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	14%	—

December 31, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5 to $102	$19.0
Corporate debt securities	$20,257	Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—
CDOs and CLOs	$49,923	Discounted cash flows	Constant prepayment rate	5% to 20%	13%
			Constant default rate	2% to 8%	2%
			Loss severity	25% to 90%	52%
			Yield	6% to 13%	10%
Residential mortgage-backed securities	$70,263	Discounted cash flows	Constant prepayment rate	0% to 50%	13%
			Constant default rate	1% to 9%	3%
			Loss severity	25% to 70%	39%
			Yield	1% to 9%	6%
Commercial mortgage-backed securities	$14,326	Discounted cash flows	Yield	7% to 30%	16%
			Cumulative loss rate	2% to 63%	23%
Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6% to 8%	7%
			Constant default rate	3% to 5%	4%
			Loss severity	55% to 75%	62%
			Yield	7% to 22%	18%
		Over-collateralization	Over-collateralization percentage	117% to 125%	118%
Loans and other receivables	$161,470	Comparable pricing	Comparable loan price	$99 to $100	$99.7
		Market approach	Yield	2% to 17%	12%
			EBITDA (a) multiple	10.0	—
		Scenario analysis	Estimated recovery percentage	6% to 100%	83%
Derivatives	$19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—
			Transaction level	$9,500,000	—
Unfunded commitment		Comparable pricing	Comparable loan price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swap		Comparable pricing	Comparable loan price	$91.7 to $92.4	$92.1
Investments at fair value
Private equity securities	$29,940	Market approach	Transaction level	$64	—
			Enterprise value	$5,200,000	—
			Discount rate	15% to 30%	23%
Investment in FXCM
Term loan	$203,700	Discounted cash flows	Term based on the pay off	0 months to 1.0 year	0.4 years
Rights	422,000	Option pricing model	Volatility	110%	—
	$625,700

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$79 to $100	$82.6
		Market approach	Discount rate/yield	3% to 10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swap		Comparable pricing	Comparable loan price	$91.7 to $92.4	$92.1
Loans	$10,469	Comparable pricing	Comparable loan price	$100	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At September 30, 2016 and December 31, 2015, asset exclusions consisted of $285.3 million and $280.6 million, respectively, primarily comprised of investments at fair value, private equity securities, CDOs and CLOs, sovereign obligations and loans and other receivables.  At September 30, 2016 and December 31, 2015, liability exclusions consisted of $1.7 million and $0.6 million, respectively, of other secured financings, loans and corporate debt and equity securities.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, unfunded commitments, corporate equity securities and total return swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan and underlying stock price in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount factor would result in a significantly lower (higher) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards, credit default swaps, interest rate swaps, other asset-backed securities and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a corporate debt security, loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, non-exchange traded security or corporate debt security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the enterprise value of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly (lower) higher fair value measurement. A significant increase (decrease) in the price of the corporate debt securities or other asset backed securities would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables and municipal securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the municipal securities would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
CDOs and CLOs, residential and commercial mortgage-backed securities and other asset-backed securities, variable funding notes and unfunded commitments using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

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

•
Non-exchange traded securities and loans and other receivables using a present value model. A significant increase (decrease) in average silver production would result in higher (lower) fair value measurement.

•
Investment in FXCM using a discounted cash flow valuation technique and an option pricing model.  A significant increase (decrease) in term based on the time to pay off the loan would result in a higher (lower) fair value measurement.  A significant increase (decrease) in volatility or time to liquidity event would result in a significantly lower (higher) fair value measurement.

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading liabilities.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis.  Jefferies has also elected the fair value option for certain of its structured notes which are managed by Jefferies capital markets businesses and are included in Long-term debt on the Consolidated Statements of Financial Condition. Jefferies has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2016	2015	2016	2015
Financial Instruments Owned:
Loans and other receivables	$(24,874)	$(13,566)	$(48,658)	$(25,686)

Financial Instruments Sold:
Loans	$212	$38	$229	$112
Loan commitments	$4,769	$(51)	$2,196	$(1,673)

Long-term Debt:
Changes in instrument specific credit risk (1)	$(4,093)	$—	$(7,848)	$—
Other changes in fair value (2)	$3,225	$—	$13,530	$—

(1) Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss).
(2) Other changes in fair value include $4.5 million and $15.2 million for the three and nine months ended September 30, 2016, respectively, included within Principal transactions revenues and $1.3 million and $1.7 million for the three and nine months ended September 30, 2016, respectively, included within Interest expense on the Consolidated Statements of Operations.

The following is a summary of the amount by which Jefferies contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	September 30, 2016	December 31, 2015

Financial Instruments Owned:
Loans and other receivables (1)	$843,458	$408,369
Loans and other receivables on nonaccrual status (1) (2)	$223,581	$54,652
Long-term Debt	$7,485	$—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 days past due of $59.7 million and $29.7 million at September 30, 2016 and December 31, 2015, respectively.

The aggregate fair value of Jefferies loans and other receivables on nonaccrual status and/or greater than 90 days or more past due was $55.1 million and $307.5 million at September 30, 2016 and December 31, 2015, respectively, which includes loans and other receivables greater than 90 days past due of $19.1 million and $11.3 million at September 30, 2016 and December 31, 2015, respectively.

Jefferies has elected the fair value option for its investment in KCG Holdings, Inc.  The change in the fair value of this investment was $6.1 million and $(28.3) million for the three months ended September 30, 2016 and 2015, respectively, and $24.5 million and $26.7 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $731.6 million and $631.9 million at September 30, 2016 and December 31, 2015, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $91.8 million and $(59.2) million, respectively, during the three months ended September 30, 2016 and 2015, respectively, and $99.7 million and $(113.2) million for the nine months ended September 30, 2016 and 2015, respectively.  We currently have two directors on HRG’s board.
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

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
September 30, 2016
Interest rate contracts	$4,873,516	31,728	$4,776,839	37,746
Foreign exchange contracts	428,868	9,997	447,387	10,039
Equity contracts	912,285	3,649,003	1,094,330	3,184,904
Commodity contracts	1,072	4,940	1,489	1,741
Credit contracts: centrally cleared swaps	6,687	102	8,710	41,889
Credit contracts: other credit derivatives	20,846	152	32,043	189
Total	6,243,274		6,360,798
Counterparty/cash-collateral netting	(5,887,874)		(5,970,029)
Total per Consolidated Statement of Financial Condition	$355,400		$390,769

December 31, 2015
Interest rate contracts	$2,910,093	56,748	$2,849,958	74,904
Foreign exchange contracts (1)	453,527	8,089	466,021	7,376
Equity contracts	1,017,611	3,057,754	1,094,597	2,947,416
Commodity contracts (1)	27,590	2,896	5,510	2,001
Credit contracts: centrally cleared swaps	2,447	299	841	44
Credit contracts: other credit derivatives	16,977	100	59,314	135
Total	4,428,245		4,476,241
Counterparty/cash-collateral netting	(4,165,446)		(4,257,998)
Total per Consolidated Statement of Financial Condition	$262,799		$218,243

(1)
Commodity contracts increased in assets by a fair value of $19.3 million and by 29 contracts and in liabilities by a fair value of $4.6 million and by 28 contracts with corresponding decreases in foreign exchange contracts from those amounts previously reported to correct for the classification of certain contracts. The total amount of contracts remained unchanged.

The following table presents unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2016	2015	2016	2015
Interest rate contracts	$(27,354)	$25,308	$(101,744)	$580
Foreign exchange contracts	11,089	6,893	15,992	30,417
Equity contracts	(184,020)	68,649	(505,872)	28,008
Commodity contracts	2,777	(33,940)	351	(17,261)
Credit contracts	(3,616)	(4,375)	(3,812)	(612)
Total	$(201,124)	$62,535	$(595,085)	$41,132

The gains (losses) on derivative contracts in the table above are one of a number of activities comprising Jefferies business activities and are before consideration of economic hedging transactions, which generally offset the gains (losses) included above. Jefferies substantially mitigates its exposure to market risk on its cash instruments through derivative contracts, which generally provide offsetting revenues, and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at September 30, 2016 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$1,427	$—	$—	$(1,057)	$370
Equity swaps and options	27,781	5,370	—	—	33,151
Credit default swaps	—	7,948	230	(177)	8,001
Total return swaps	27,796	874	—	(613)	28,057
Foreign currency forwards, swaps and options	84,564	29,937	—	(7,150)	107,351
Interest rate swaps, options and forwards	42,055	229,950	88,205	(97,075)	263,135
Total	$183,623	$274,079	$88,435	$(106,072)	440,065
Cross product counterparty netting					(754)

Total OTC derivative assets included in Trading assets					$439,311

(1)	At September 30, 2016, we held exchange traded derivative assets and other credit agreements with a fair value of $25.6 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At September 30, 2016, cash collateral received was $134.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,051	$1,254	$—	$(1,057)	$1,248
Equity swaps and options	13,408	23,617	—	—	37,025
Credit default swaps	28	12,639	1,672	(177)	14,162
Total return swaps	26,824	16,967	—	(613)	43,178
Foreign currency forwards, swaps and options	113,001	20,024	—	(7,150)	125,875
Fixed income forwards	5,044	—	—	—	5,044
Interest rate swaps, options and forwards	23,709	119,675	124,541	(97,075)	170,850
Total	$183,065	$194,176	$126,213	$(106,072)	397,382
Cross product counterparty netting					(754)

Total OTC derivative liabilities included in Trading liabilities					$396,628

(1)	At September 30, 2016, we held exchange traded derivative liabilities and other credit agreements with a fair value of $193.2 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At September 30, 2016, cash collateral pledged was $216.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At September 30, 2016, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$215,020
BBB- to BBB+	77,419
BB+ or lower	64,975
Unrated	81,897
Total	$439,311

(1)
We utilize internal credit ratings determined by the Jefferies Risk Management department.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2016 and December 31, 2015 is $85.9 million and $114.5 million, respectively, for which Jefferies has posted collateral of $65.4 million and $97.2 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2016 and December 31, 2015, Jefferies would have been required to post an additional $22.6 million and $19.7 million, respectively, of collateral to its counterparties.

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

Vitesse Energy uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in income.

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	At September 30, 2016
Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,341,506	$174,077	$2,515,583
Corporate debt securities	578,451	1,701,732	2,280,183
Mortgage- and asset-backed securities	—	2,358,531	2,358,531
U.S. government and federal agency securities	10,419	8,759,548	8,769,967
Municipal securities	—	420,957	420,957
Sovereign securities	—	2,120,421	2,120,421
Loans and other receivables	—	478,693	478,693
Total	$2,930,376	$16,013,959	$18,944,335

	At December 31, 2015
Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,200,273	$271,519	$2,471,792
Corporate debt securities	779,044	1,721,583	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,003,521	12,038,504
Municipal securities	—	357,350	357,350
Sovereign securities	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$3,014,300	$20,158,422	$23,172,722

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	At September 30, 2016
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,629,631	$85,895	$794,824	$420,026	$2,930,376
Repurchase agreements	7,832,265	3,952,072	2,763,570	1,466,052	16,013,959
Total	$9,461,896	$4,037,967	$3,558,394	$1,886,078	$18,944,335

	At December 31, 2015
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$518,624	$3,014,300
Repurchase agreements	7,848,231	5,218,059	5,291,729	1,800,403	20,158,422
Total	$9,370,706	$5,218,059	$6,264,930	$2,319,027	$23,172,722

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract or custom to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At September 30, 2016 and December 31, 2015, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $26.6 billion and $26.2 billion, respectively.  A substantial portion of these securities have been sold or repledged.

Note 6.  Securitization Activities
Jefferies engages in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities.  In securitization transactions, Jefferies transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE.  A significant portion of the securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies.  These SPEs generally meet the criteria of VIEs; however, the SPEs are generally not consolidated as Jefferies is not considered the primary beneficiary for these SPEs.
Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets.  Transferred assets are carried at fair value with unrealized gains and losses reflected in the Consolidated Statements of Operations prior to the identification and isolation for securitization.  Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues.  Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE.  Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or CLOs), which are included within Trading assets and are generally initially categorized as Level 2 within the fair value hierarchy.  Jefferies applies fair value accounting to the securities.  If Jefferies has not relinquished control over the transferred assets, the assets continue to be recognized in Trading assets and a corresponding liability is recognized in Other secured financings.  The related liabilities do not have recourse to Jefferies general credit.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement during the three and nine months ended September 30, 2016 and 2015 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Transferred assets	$1,390.7	$853.9	$4,523.5	$3,931.5
Proceeds on new securitizations	1,394.0	888.1	4,541.3	3,979.6
Cash flows received on retained interests	6.3	10.7	24.9	28.6

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at September 30, 2016 and December 31, 2015.

The following table summarizes our retained interests in SPEs where Jefferies transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	September 30, 2016		December 31, 2015
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$16,661.6	$32.6	$10,901.9	$203.6
U.S. government agency commercial mortgage-backed securities	4,027.5	22.7	2,313.4	87.2
CLOs	3,747.5	55.9	4,538.4	51.5
Consumer and other loans	737.3	31.2	655.0	31.0
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
Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Trading assets.  To the extent Jefferies purchased securities through these market-

making activities and Jefferies is not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 8.
Foursight Capital also utilized SPEs to securitize automobile loans receivable.  These SPEs are VIEs and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit. See Note 8 for further information on securitization activities and VIEs.

Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Bonds and notes:
U.S. government securities	$226,005	$92	$4	$226,093
Residential mortgage-backed securities	21,816	135	83	21,868
Commercial mortgage-backed securities	4,717	17	47	4,687
Other asset-backed securities	18,931	196	—	19,127
All other corporates	1,512	7	—	1,519
Total fixed maturities	272,981	447	134	273,294

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	15,188	—	50,259
Industrial, miscellaneous and all other	17,946	9,167	—	27,113
Total equity securities	53,017	24,355	—	77,372

	$325,998	$24,802	$134	$350,666

December 31, 2015
Bonds and notes:
U.S. government securities	$63,968	$2	$25	$63,945
Residential mortgage-backed securities	23,033	308	101	23,240
Commercial mortgage-backed securities	2,392	—	18	2,374
Other asset-backed securities	39,633	—	160	39,473
All other corporates	4,794	7	57	4,744
Total fixed maturities	133,820	317	361	133,776

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	10,201	—	45,272
Industrial, miscellaneous and all other	17,946	10,361	—	28,307
Total equity securities	53,017	20,562	—	73,579

	$186,837	$20,879	$361	$207,355

The amortized cost and estimated fair value of investments classified as available for sale at September 30, 2016, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$227,013	$227,101
Due after one year through five years	504	511
	227,517	227,612
Mortgage-backed and asset-backed securities	45,464	45,682
	$272,981	$273,294

At September 30, 2016, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

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

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations,

•	Financing of agency and non-agency mortgage- and other asset-backed securities,

•	Real estate investments,

•	Warehousing funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates and revolving loan and note commitments, and

•	Loans to, investments in and fees from various investment fund vehicles.
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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016		December 31, 2015
	Securitization Vehicles	Real Estate Investment Vehicle	Securitization Vehicles

Cash	$11.7	$1.4	$1.1
Financial instruments owned	90.6	—	68.3
Securities purchased under agreement to resell (1)	604.0	—	717.3
Receivables	306.0	197.9	149.8
Loans to and investments in associated companies	—	107.9	—
Other	16.1	9.0	8.8
Total assets	$1,028.4	$316.2	$945.3

Other secured financings (2)	$993.6	$—	$930.8
Long-term debt	—	158.4	—
Other	34.1	7.9	14.5
Total liabilities	$1,027.7	$166.3	$945.3

Noncontrolling interests	$—	$90.8	$—

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $86.5 million and $22.1 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016 and December 31, 2015, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the nine months ended September 30, 2016, a pool of automobile loan receivables aggregating $228.3 million was securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

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

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs as of September 30, 2016 and December 31, 2015 (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

September 30, 2016
CLOs	$74.7	$7.6	$336.7	$4,900.2
Consumer loan vehicles	170.0	—	607.2	1,231.4
Related party private equity vehicles	38.3	—	64.2	157.5
Real estate investment vehicle	89.9	—	101.4	84.6
Other private investment vehicles	89.9	—	102.4	4,569.4
Total	$462.8	$7.6	$1,211.9	$10,943.1

December 31, 2015
CLOs	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Related party private equity vehicles	39.3	—	65.8	168.2
Other private investment vehicles	88.0	—	91.4	4,846.1
Total	$389.2	$0.2	$1,461.1	$12,516.0
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
Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  Jefferies underwrites securities issued in CLO transactions on behalf of sponsors and provides advisory services to the sponsors.  Jefferies may also sell corporate loans to the CLOs.  Jefferies variable interests in connection with CLOs where it has been involved in providing underwriting and/or advisory services consist of the following:

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

Consumer Loan Vehicles. Jefferies provides financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements.  The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans.  In addition, Jefferies may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles.  Jefferies does not control the activities of these entities.

Related Party Private Equity Vehicles. Jefferies has committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies has committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities is $148.1 million, of which $125.1 million and $124.6 million was funded as of September 30, 2016 and December 31, 2015, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $38.3 million and $39.3 million at September 30, 2016 and December 31, 2015, respectively. Jefferies exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Jefferies has also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. The maximum exposure to loss of the guarantee was $3.0 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively. Energy Partners I, LP has assets consisting primarily of debt and equity investments.

Real Estate Investment Vehicle. In the first quarter of 2016, 54 Madison committed to invest $98.0 million in a real estate investment vehicle, of which $86.5 million was funded as of September 30, 2016. 54 Madison's maximum exposure to loss is limited to its equity commitment. 54 Madison is not the primary beneficiary of the investment vehicle as it does not have the power to control the most important activities of the VIE. The assets of the VIE consist primarily of an investment in a real estate project.

Other Private Investment Vehicles.  We had commitments to invest $137.9 million and $76.4 million as of September 30, 2016 and December 31, 2015, respectively, in various other private investment vehicles, of which $99.0 million and $73.0 million was funded as of September 30, 2016 and December 31, 2015, respectively. The carrying amount of our equity investment was $89.9 million and $88.0 million at September 30, 2016 and December 31, 2015, respectively.  Our exposure to loss is limited to the total loss of our carrying value and unfunded equity commitment.  These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

Mortgage- and Other Asset-Backed Vehicles.  In connection with Jefferies secondary trading and market-making activities, Jefferies buys and sells agency and non-agency mortgage-backed and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs.  Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans.  These securities are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition.  Jefferies has no other involvement with the related SPEs and therefore does not consolidate these entities.

Jefferies also engages in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (FNMA ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or GNMA ("Ginnie Mae")) or non-agency sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts.  The securitizations are backed by residential and commercial mortgage, home equity and auto loans.  Jefferies does not consolidate agency sponsored securitizations as it does not have the power to direct the activities of the SPEs that most significantly impact their economic performance.  Further, Jefferies is not the servicer of non-agency sponsored securitizations and therefore does not have power to direct the most significant activities of the SPEs and accordingly, does not consolidate these entities.  Jefferies may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

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

 At September 30, 2016 and December 31, 2015, Jefferies held $1,341.1 million and $3,359.1 million of agency mortgage-backed securities, respectively, and $515.0 million and $630.5 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen.  See Note 9 for further discussion. In addition, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable and equity interest in FXCM.  See Notes 3 and 9 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Loans to and investments in associated companies as of December 31, 2015	Income (losses) related to associated companies	Income (losses) related to associated companies classified as other revenues	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of September 30, 2016

Jefferies Finance	$528,575	$—	$(26,000)	$(19,300)	$—	$483,275
Jefferies LoanCore	288,741	—	11,186	(133,635)	—	166,292
Berkadia	190,986	59,456	—	(70,847)	291	179,886
FXCM (1)	—	—	—	—	334,500	334,500
Garcadia Companies	172,660	43,501	—	(22,562)	—	193,599
Linkem	150,149	(20,709)	—	33,297	4,155	166,892
HomeFed	275,378	23,146	—	—	—	298,524
Golden Queen (2)	114,323	(1,608)	—	—	—	112,715
54 Madison (3)	—	3,389	—	123,731	3,642	130,762
Other	36,557	1,270	(1,048)	5,265	(3,401)	38,643
Total	$1,757,369	$108,445	$(15,862)	$(84,051)	$339,187	$2,105,088

	Loans to and investments in associated companies as of December 31, 2014	Income (losses) related to associated companies	Income (losses) related to associated companies classified as other revenues	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of September 30, 2015

Jefferies Finance	$508,891	$—	$58,245	$(40,500)	$2	$526,638
Jefferies LoanCore	258,947	—	30,604	(43,280)	1	246,272
Berkadia	208,511	67,806	—	(72,143)	(5,464)	198,710
Garcadia Companies	167,939	47,476	—	(45,813)	—	169,602
Linkem	159,054	(13,892)	—	6,931	(10,403)	141,690
HomeFed	271,782	(1,714)	—	—	—	270,068
Golden Queen (2)	103,598	(1,278)	—	12,500	—	114,820
Other	33,846	(3,897)	(1,158)	7,002	153	35,946
Total	$1,712,568	$94,501	$87,691	$(175,303)	$(15,711)	$1,703,746

(1)
As discussed more fully in Note 3, on September 1, 2016, we amended the terms of our loan and associated rights with FXCM. Through the amendments, we converted our participation rights for a 49.9% common membership ownership in FXCM. Our term loan remains classified within Trading assets, at fair value.

(2)	At September 30, 2016 and December 31, 2015, the balance reflects $33.2 million and $33.7 million, respectively, related to a noncontrolling interest.

(3)	At September 30, 2016, the balance reflects $78.0 million related to noncontrolling interests.

Income (losses) related to associated companies includes the following for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Berkadia	$26,004	$15,730	$59,456	$67,806
Garcadia companies	14,233	16,342	43,501	47,476
Linkem	(5,836)	(4,750)	(20,709)	(13,892)
HomeFed	800	1,338	23,146	(1,714)
54 Madison	906	—	3,389	—
Golden Queen	56	(279)	(1,608)	(1,278)
Other	340	(4,138)	1,270	(3,897)

Total	$36,503	$24,243	$108,445	$94,501

Income (losses) related to associated companies classified as Other revenues includes the following for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Jefferies Finance	$12,481	$26,714	$(26,000)	$58,245
Jefferies LoanCore	3,172	12,510	11,186	30,604
Other	(263)	(679)	(1,048)	(1,158)

Total	$15,390	$38,545	$(15,862)	$87,691

Jefferies Finance

In October 2004, Jefferies entered into an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual") and Babson Capital Management LLC (now Barings, LLC) to form Jefferies Finance, a joint venture entity.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans.  Loans are originated primarily through the investment banking efforts of Jefferies.  Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co‑investments.  Jefferies Finance also purchases syndicated loans in the secondary market.

Jefferies and MassMutual each have equity commitments to Jefferies Finance of $600.0 million.  At September 30, 2016, approximately $497.4 million of Jefferies commitment was funded.  The investment commitment is scheduled to mature on March 1, 2017 with automatic one year extensions subject to a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The Secured Revolving Credit Facility is for a total committed amount of $500.0 million at September 30, 2016 and December 31, 2015.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2017 with automatic one year extensions subject to a 60 day termination notice by either party.  At September 30, 2016 and December 31, 2015, $0.0 and $19.3 million, respectively, of Jefferies $250.0 million commitments were funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned fees of $19.0 million and $53.3 million during the three months ended September

30, 2016 and 2015, respectively, and $42.1 million and $108.8 million during the nine months ended September 30, 2016 and 2015, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $1.5 million during the three months ended September 30, 2015, and $1.6 million and $3.1 million during the nine months ended September 30, 2016 and 2015, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

Jefferies acted as placement agent in connection with several CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $1.3 million during both the three and nine months ended September 30, 2016, and $3.1 million during the nine months ended September 30, 2015, which are included in Investment banking revenues in the Consolidated Statements of Operations.  At September 30, 2016 and December 31, 2015, Jefferies held securities issued by the CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligations to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO.

Jefferies acted as underwriter in connection with senior notes issued by Jefferies Finance, for which Jefferies recognized underwriting fees of $1.3 million during the nine months ended September 30, 2015.

Under a service agreement, Jefferies charged Jefferies Finance $7.2 million and $8.4 million for services provided during three months ended September 30, 2016 and 2015, respectively, and $35.8 million and $43.3 million for services provided during the nine months ended September 30, 2016 and 2015, respectively.  Receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition, were $0.0 million and $7.8 million at September 30, 2016 and December 31, 2015, respectively.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation ("GIC") and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  In the first quarter of 2016, the Canada Pension Plan Investment Board acquired a 24% equity interest in Jefferies LoanCore through a direct acquisition from the GIC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the GIC and LoanCore, LLC.  During the second quarter of 2016, Jefferies LoanCore aggregate equity commitments were reduced from $600.0 million to $400.0 million.  At September 30, 2016 and December 31, 2015, Jefferies had funded $89.6 million and $207.4 million, respectively, of each of its $194.0 million and $291.0 million equity commitments, respectively, and has a 48.5% voting interest in Jefferies LoanCore.

Berkadia

Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through September 30, 2016, cumulative cash distributions received by Leucadia from this investment aggregated $464.7 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs.  Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of September 30, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.

FXCM

As discussed more fully in Note 3, at September 30, 2016, Leucadia has a 49.9% common membership interest in FXCM and a senior secured term loan with FXCM due January 2018. On September 1, 2016, we gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we now classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies.

Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag.

FXCM is considered a VIE and our term loan and equity interest are variable interests.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance.  Therefore, we do not consolidate FXCM.
Garcadia
Garcadia is a joint venture between us and Garff Enterprises, Inc. ("Garff") that owns and operates 29 automobile dealerships comprised of domestic and foreign automobile makers.  The Garcadia joint venture agreement specifies that we and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all cash flows from Garcadia will be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all cash flows and five other dealerships from which we receive 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.
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

HomeFed

At September 30, 2016, we own 9,974,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed develops and owns residential and mixed-use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at September 30, 2016.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed. Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.

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

54 Madison

We own approximately 48.1% of 54 Madison, which we consolidate through our control of the 54 Madison investment committee. 54 Madison seeks long-term capital appreciation through investment in real estate development and similar projects. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. During the nine months ended September 30, 2016, 54 Madison invested $123.7 million in projects accounted for under the equity method and $73.9 million of that was contributed from noncontrolling interests.
Other
The following table provides summarized data for certain associated companies (Jefferies Finance, Jefferies LoanCore, Berkadia, Garcadia, Linkem and HomeFed) for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
	2016	2015

Revenues	$2,839,721	$2,977,903
Income from continuing operations before extraordinary items	$161,514	$344,424
Net income	$165,184	$344,424

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at September 30, 2016
Derivative contracts	$6,243,274	$(5,887,874)	$355,400	$—	$—	$355,400
Securities borrowing arrangements	$8,460,736	$—	$8,460,736	$(831,732)	$(1,063,399)	$6,565,605
Reverse repurchase agreements	$11,921,719	$(7,883,525)	$4,038,194	$(133,611)	$(3,878,141)	$26,442

Liabilities at September 30, 2016
Derivative contracts	$6,360,798	$(5,970,029)	$390,769	$—	$—	$390,769
Securities lending arrangements	$2,930,376	$—	$2,930,376	$(831,732)	$(2,038,342)	$60,302
Repurchase agreements	$16,013,959	$(7,883,525)	$8,130,434	$(133,611)	$(6,707,666)	$1,289,157

Assets at December 31, 2015
Derivative contracts	$4,428,245	$(4,165,446)	$262,799	$—	$—	$262,799
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	$14,046,300	$(10,191,554)	$3,854,746	$(83,452)	$(3,745,215)	$26,079

Liabilities at December 31, 2015
Derivative contracts	$4,476,241	$(4,257,998)	$218,243	$—	$—	$218,243
Securities lending arrangements	$3,014,300	$—	$3,014,300	$(478,991)	$(2,499,395)	$35,914
Repurchase agreements	$20,158,422	$(10,191,554)	$9,966,868	$(83,452)	$(8,068,468)	$1,814,948

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

(3)
At September 30, 2016, amounts include $6,520.3 million of securities borrowing arrangements, for which we have received securities collateral of $6,315.7 million, and $1,278.2 million of repurchase agreements, for which we have pledged securities collateral of $1,326.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.  At December 31, 2015, amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill at September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$9,197	$11,897

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $217,418 and $191,761	430,579	456,222
Trademarks and tradename, net of accumulated amortization of $76,431 and $64,052	315,359	330,172
Supply contracts, net of accumulated amortization of $48,226 and $40,684	101,769	109,311
Other, net of accumulated amortization of $5,985 and $5,216	7,650	4,419
Total intangible assets, net	864,554	912,021

Goodwill:
National Beef	14,991	14,991
Jefferies	1,701,504	1,712,799
Other operations	13,280	8,551
Total goodwill	1,729,775	1,736,341

Total Intangible assets, net and goodwill	$2,594,329	$2,648,362

Amortization expense on intangible assets was $15.8 million and $15.8 million for the three months ended September 30, 2016 and 2015, respectively, and $47.1 million and $48.3 million for the nine months ended September 30, 2016 and 2015, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2016 (for the remaining three months) - $16.6 million; 2017 - $64.1 million; 2018 - $64.3 million; 2019 - $64.1 million; and 2020 - $63.9 million.

Goodwill and Intangible Impairment Testing

We performed our annual impairment testing of Jefferies goodwill as of August 1, 2016. The quantitative goodwill impairment test is performed at our reporting unit level and consists of two steps. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

The estimated fair value of Jefferies is based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses and/or projected cash flows. In addition, as the fair values determined under a market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies at August 1, 2016. The results of our annual goodwill impairment test for Jefferies did not indicate any goodwill impairment.

Jefferies also performed its annual impairment testing of its intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2016. Jefferies elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of Jefferies indefinite-life intangible assets. In applying its quantitative assessment, Jefferies recognized an impairment loss of $1.3 million on certain exchange membership interests and registrations. With regard to its qualitative assessment of the remaining indefinite-life intangible assets, based on its assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, Jefferies has concluded that it is not more likely than not that the intangible assets are impaired.

Note 12.  Inventory

A summary of inventory at September 30, 2016 and December 31, 2015 which is classified as Other assets is as follows (in thousands):

	September 30, 2016	December 31, 2015

Finished goods	$262,957	$211,426
Work in process	17,526	34,091
Raw materials, supplies and other	42,315	42,556
	$322,798	$288,073

Note 13.  Short-Term Borrowings

Short-term borrowings at September 30, 2016 and December 31, 2015 represent Jefferies bank loans and overdrafts that are payable on demand and that must be repaid within one year or less, as well as borrowings under revolving loan and credit facilities as follows (in thousands):

	September 30, 2016	December 31, 2015

Bank loans (1)	$262,711	$262,000
Secured revolving loan facility	67,986	48,659
Floating rate puttable notes	101,538	—
Total short-term borrowings	$432,235	$310,659

(1) Amount includes $0.7 million related to bank overdrafts at September 30, 2016.

Bank loans are typically overnight loans used to finance trading assets or clearing related balances, but are not part of Jefferies systemic funding model. At September 30, 2016, the weighted average interest rate on short-term borrowings outstanding is 1.47% per annum.

On April 8, 2016, May 3, 2016 and July 29, 2016, under Jefferies $2.0 billion Euro Medium Term Note Program, Jefferies issued floating rate puttable notes with principal amounts of €30.0 million, €11.0 million and €50.0 million, respectively. These notes are puttable three months after the issuance date.

On February 19, 2016, Jefferies entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of its margin obligations. Interest is based on an annual rate equal to weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points. There were no borrowings outstanding at September 30, 2016.

In October 2015, Jefferies entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) whereby the lender agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus 3.75% or the maximum rate as defined in the Secured Revolving Loan Facility agreement.

The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $300.0 million in U.S. dollars. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At September 30, 2016, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$741,002	$740,239
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,615	246,583
Total long-term debt – Parent Company	987,617	986,822

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.50% Senior Notes, due March 15, 2016, $0 and $350,000 principal	—	353,025
5.125% Senior Notes, due April 13, 2018, $800,000 principal	820,974	830,298
8.50% Senior Notes, due July 15, 2019, $700,000 principal	785,411	806,125
2.375% Euro Senior Notes, due May 20, 2020, $557,900 and $528,625 principal	555,962	526,436
6.875% Senior Notes, due April 15, 2021, $750,000 principal	827,601	838,765
2.25% Euro Medium Term Notes, due July 13, 2022, $4,463 and $4,229 principal	4,035	3,779
5.125% Senior Notes, due January 20, 2023, $600,000 principal	619,000	620,890
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	378,292	379,711
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	346,473	347,307
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,481	512,730
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,415	421,656
Structured Notes (1)	211,094	—
National Beef Term Loan	283,750	310,000
National Beef Revolving Credit Facility	23,292	120,080
54 Madison Term Loans	275,095	116,211
Foursight Capital Credit Facilities	53,855	109,501
Other	125,914	117,246
Total long-term debt – subsidiaries	6,244,644	6,413,760

Long-term debt	$7,232,261	$7,400,582

(1) Includes $204.4 million at fair value at September 30, 2016.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.7041 common shares (equivalent to a conversion price of approximately $44.04).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

During the nine months ended September 30, 2016, Jefferies issued structured notes with a total principal amount of approximately $218.6 million. Certain of the structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues.

In addition, on January 21, 2016, Jefferies issued $15.0 million of Class A Notes, due 2022, which bear interest at 6.75% per annum and $7.5 million of Class B Notes, due 2022, which bear interest at 13.45% per annum, secured by aircraft and related operating leases and which are non-recourse to Jefferies. In June 2016, the Class A Notes and the Class B Notes were repurchased and retired.

At September 30, 2016, National Beef’s credit facilities consisted of a term loan with an outstanding balance of $283.8 million and a revolving credit facility with a commitment of $285.0 million, both of which mature in October 2018.  The revolving credit facility commitment was voluntarily reduced by National Beef in the third quarter of 2016 from $375.0 million to $285.0 million. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At September 30, 2016, the interest rate on the outstanding term loan was 3.27% and the interest rate on the outstanding revolving credit facility was 5.25%.  The credit facility contains a minimum tangible net worth covenant; at September 30, 2016, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $12.6 million were outstanding at September 30, 2016.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At September 30, 2016, after deducting outstanding amounts and issued letters of credit, $247.7 million of the unused revolver was available to National Beef.
At September 30, 2016, 54 Madison had $116.7 million of 6.0% term loan debt maturing in May 2017, $53.4 million of 6.0% term loan debt maturing in January 2018, $0.5 million of 3.5% term loan debt maturing in March 2019, $104.0 million of 5.5% term loan debt maturing in January 2020 and $0.5 million of 3.5% term loan debt maturing in January 2020. As discussed further in Note 24, the majority of the debt holders are also investors in 54 Madison.
At September 30, 2016, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $200.0 million, which mature in March 2017 and December 2018. The 2017 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the 2018 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the 2017 credit facility, Foursight Capital is obligated to maintain interest rate caps with a notional amount no less than the outstanding loan on any day, which was $30.7 million at September 30, 2016.

Note 15.  Mezzanine Equity

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests primarily relate to National Beef and are held by its minority owners, USPB, NBPCo Holdings and the chief executive officer of National Beef.  The holders of these interests share in the profits and losses of National Beef on a pro rata basis with us.  However, the minority owners have the right to require us to purchase their interests under certain specified circumstances at fair value (put rights), and we also have the right to purchase their interests under certain specified circumstances at fair value (call rights).  Each of the holders of the put rights has the right to make an election that requires us to purchase up to one-third of their interests on December 30, 2016, one-third on December 30, 2018, and the remainder on December 30, 2021.  In addition, USPB may elect to exercise their put rights following the termination of the cattle supply agreement, and the chief executive officer following the termination of his employment.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015
As of January 1,	$189,358	$184,333
Income (loss) allocated to redeemable noncontrolling interests	40,225	(15,868)
Distributions to redeemable noncontrolling interests	(18,460)	—
Increase in fair value of redeemable noncontrolling interests	134,503	8,306
Balance, September 30,	$345,626	$176,771

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At September 30, 2016, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (10.0%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of September 30, 2016 (dollars in millions):

	Discount Rates
Terminal Growth Rates	9.75%	10.00%	10.25%

1.75%	$350.9	$340.2	$330.1
2.00%	$356.8	$345.6	$335.1
2.25%	$363.1	$351.4	$340.5

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At September 30, 2016, redeemable noncontrolling interests also include the noncontrolling interest in a business acquired by Conwed Plastics of $0.5 million.

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

Former Stock-Based Compensation Plans. Prior to the acquisition of Jefferies, we had two share-based compensation plans: a fixed stock option plan and a senior executive warrant plan.  The fixed stock option plan provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  In March 2014, we ceased issuing options and rights under our option plan. No shares remain available for future issuances under our option plan or warrant plan. At September 30, 2016, 653,658 of our common shares were reserved for stock options.
Senior Executive Warrant Plan.  The warrants to purchase 2,000,000 common shares that were granted in 2011 to each of our then Chairman and then President expired during the first quarter of 2016.
Stock-Based Compensation Expense. Compensation and benefits expense included $8.9 million and $19.0 million for the three months ended September 30, 2016 and 2015, respectively, and $24.9 million and $71.9 million for the nine months ended September 30, 2016 and 2015, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $3.3 million and $7.2 million for the three months ended September 30, 2016 and 2015, respectively, and $9.2 million and $26.5 million for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, total unrecognized compensation cost related to nonvested share-based compensation plans was $50.0 million; this cost is expected to be recognized over a weighted-average period of 1.7 years.

The net tax detriment related to share-based compensation plans recognized in additional paid-in capital was $4.2 million and $5.5 million during the nine months ended September 30, 2016 and 2015, respectively, and was not significant during the three months ended September 30, 2016 and 2015.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the three and nine months ended September 30, 2016 and 2015 were not significant.

At September 30, 2016, there were 1,510,000 shares of restricted stock outstanding with future service required, 3,469,000 RSUs outstanding with future service required, 10,979,000 RSUs outstanding with no future service required and 794,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 15,242,000.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015

Net unrealized gains on available for sale securities	$560,419	$557,601
Net unrealized foreign exchange losses	(140,557)	(63,248)
Net change in instrument specific credit risk	(4,771)	—
Net minimum pension liability	(54,410)	(55,560)
	$360,681	$438,793

For the nine months ended September 30, 2016 and 2015, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2016	2015

Net unrealized gains on available for sale securities, net of income tax provision of $5 and $5,230	$8	$9,419	Net realized securities gains

Amortization of defined benefit pension plan actuarial gains (losses), net of income tax benefit of $(526) and $(1,959)	(1,150)	(3,772)	Compensation and benefits, which includes pension expense. See Note 18 to our consolidated financial statements for information on this component.

Total reclassifications for the period, net of tax	$(1,142)	$5,647

Note 18.  Pension Plans

The following table summarizes the components of net periodic pension cost charged to operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic pension cost:
Interest cost	$2,258	$3,472	$6,774	$10,416
Expected return on plan assets (1)	(1,897)	(2,690)	(5,694)	(8,071)
Actuarial losses	560	1,911	1,677	5,730
Net periodic pension cost	$921	$2,693	$2,757	$8,075

(1) In connection with a lump sum buyout completed in the fourth quarter of 2015, pension assets decreased by approximately $110.7 million.

$18.9 million of employer contributions were paid during the nine months ended September 30, 2016. $0.2 million of additional employer contributions are expected to be paid in 2016.

Other

We have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were not significant for the 2016 and 2015 periods.

Note 19.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2016 was $195.1 million (including $46.1 million for interest), of which $144.4 million related to Jefferies.  If recognized, such amounts would lower our effective tax rate.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2012.  We are currently under examination by the Internal Revenue Service for tax year ended 2013. Our New York State and New York City income tax returns are currently being audited for the 2012 to 2014 period and the 2011 to 2012 period, respectively.  Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions.  Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions.  The statute of limitations with respect to Jefferies U.S. federal income tax returns, U.K. tax returns, and Hong Kong tax returns has expired for all years through 2006, 2013 and 2008, respectively.

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

For the three months ended September 30, 2016 and 2015, the provision (benefit) for income taxes includes $0.5 million and $1.2 million, respectively, for state income taxes and $1.6 million and $2.3 million, respectively, for foreign taxes. For the nine months ended September 30, 2016 and 2015, the provision (benefit) for income taxes includes $14.6 million and $10.8 million, respectively, for state income taxes and $2.4 million and $5.0 million, respectively, for foreign taxes.

Note 20.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National Corporation common shareholders	$154,358	$(173,173)	$(11,233)	$223,992
Allocation of earnings to participating securities (1)	(2,060)	—	—	(3,871)
Net income (loss) attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	152,298	(173,173)	(11,233)	220,121
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	6	—	—	(24)
Mandatorily redeemable convertible preferred share dividends	1,016	—	—	—
Net income (loss) attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$153,320	$(173,173)	$(11,233)	$220,097

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	370,404	372,547	371,814	373,181
Stock options	1	—	—	6
Warrants	—	—	—	—
Mandatorily redeemable convertible preferred shares	4,162	—	—	—
3.875% Convertible Senior Debentures	—	—	—	—
Denominator for diluted earnings (loss) per share	374,567	372,547	371,814	373,187

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 5,009,500 and 6,320,200 for the three months ended September 30, 2016 and 2015, respectively, and 4,859,900 and 6,641,100 for the nine months ended September 30, 2016 and 2015, respectively.  Dividends declared on participating securities were $0.3 million and $0.4 million during the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $1.2 million during nine months ended September 30, 2016 and 2015, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 647,300 and 905,000 weighted-average shares of common stock were outstanding during the three months ended September 30, 2016 and 2015, respectively, and 660,000 and 1,074,200 weighted-average shares of common stock were outstanding during the nine months ended September 30, 2016 and 2015, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

In the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 4,000,000 during the three months ended September 30, 2015 and 1,200,000 and 4,000,000, respectively, during the nine months ended September 30, 2016 and 2015, related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive. The warrants expired in the first quarter of 2016.

For the three and nine months ended September 30, 2016 and 2015, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. For the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 21.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Commitments:
Equity commitments (1)	$32.9	$42.3	$16.4	$13.9	$223.5	$329.0
Loan commitments (1)	—	317.6	87.2	54.4	—	459.2
Mortgage-related and other purchase commitments	838.0	263.2	1,265.2	21.6	—	2,388.0
Underwriting commitments	—	223.2	—	—	—	223.2
Forward starting reverse repos and repos	166.3	—	—	—	—	166.3
Other unfunded commitments (1)	65.8	142.6	26.8	5.1	32.3	272.6
	$1,103.0	$988.9	$1,395.6	$95.0	$255.8	$3,838.3

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of September 30, 2016, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $23.1 million.

Our equity commitments also include our commitment to invest in 54 Madison, a fund which targets real estate projects. We plan to invest a cumulative total of $225.0 million to this fund, of which we have already contributed $87.9 million. Capital commitments are contingent upon approval of the related investment by the investment committee, which we control. Through September 30, 2016, approved unfunded commitments totaled $50.2 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

Additionally, as of September 30, 2016, we have other equity commitments to invest up to $48.7 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of September 30, 2016, Jefferies has $192.9 million of outstanding loan commitments to clients.

Loan commitments outstanding as of September 30, 2016, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At September 30, 2016, $0.0 of Jefferies $250.0 million commitment was funded.

In August 2014, we and Solomon Kumin established Folger Hill Asset Management LLC (“Folger Hill”); we committed to provide Folger Hill with a three-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of September 30, 2016, $8.8 million has been provided to Folger Hill under the revolving credit facility.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at September 30, 2016 was $185.2 million.

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

Contingencies

We and our subsidiaries are parties to legal and regulatory proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to our consolidated financial position.  We and our subsidiaries are also involved, from time to time, in other exams, investigations and similar reviews (both formal and informal) by governmental and self-regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions.  We do not believe that any of these actions will have a significant adverse effect on our consolidated financial position or liquidity, but any amounts paid could be significant to results of operations for the period.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of September 30, 2016 (in millions) :

	Expected Maturity Date
Guarantee Type	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$20,564.3	$5,702.8	$377.9	$—	$437.4	$27,082.4
Written derivative contracts – credit related	—	—	91.7	258.7	—	350.4
Total derivative contracts	$20,564.3	$5,702.8	$469.6	$258.7	$437.4	$27,432.8

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts as of September 30, 2016 (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$24.0	$—	$—	$83.7	$—	$—	$107.7
Single name credit default swaps	$—	$—	$59.9	$38.6	$144.2	$—	$242.7

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $320.3 million as of September 30, 2016.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of September 30, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At September 30, 2016, the maximum amount payable under these guarantees is $21.3 million.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of September 30, 2016 was approximately $23.7 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At September 30, 2016, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $36.5 million, which expire within one year.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

Other subsidiaries of ours have outstanding letters of credit aggregating $13.7 million at September 30, 2016.

Note 22.  Net Capital Requirements

Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA").  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered

U.S. broker-dealer and futures commission merchant ("FCM") and is subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC") which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of September 30, 2016 were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,424,378	$1,340,682
Jefferies Execution	7,330	7,080

FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the National Futures Association is the DSRO for Jefferies as an FCM.

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is authorized and regulated by the Financial Conduct Authority in the United Kingdom.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries. Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

Note 23.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$821,281	$822,050	$488,690	$490,208

Financial Liabilities:
Short-term borrowings (2)	432,235	432,235	310,659	310,659
Long-term debt (2)	7,027,839	7,251,037	7,400,582	7,299,405

(1)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(2)
Short-term borrowings and long-term debt:  The fair values of short-term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 24.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015 are Jefferies equity investments in Private Equity Related Funds of $38.4 million and $39.6 million, respectively.  Net gains (losses) aggregating $6.0 million and $(3.5) million for the three months ended September 30, 2016 and 2015, respectively, and $(1.7) million and $(27.7) million for the nine months ended September 30, 2016 and 2015, respectively, were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 21.

Berkadia Commercial Mortgage, LLC.  At September 30, 2016 and December 31, 2015, Jefferies has commitments to purchase $685.0 million and $752.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

HRG Group, Inc.  As part of Jefferies loan secondary trading activities, it had unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $261.6 million at December 31, 2015.  Our Chairman also serves as HRG’s Chairman.
Officers, Directors and Employees.  We have $43.0 million and $28.3 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) at September 30, 2016 and December 31, 2015, respectively.  Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At September 30, 2016 and December 31, 2015, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 26% and 28% of its cattle requirements under this agreement during the nine months ended September 30, 2016 and 2015, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the nine months ended September 30, 2016, sales to this affiliate were $22.7 million and purchases were $10.6 million.  During the nine months ended September 30, 2015, sales to this affiliate were $24.4 million and purchases were $11.1 million.  At September 30, 2016 and December 31, 2015, amounts due from and payable to these related parties were not significant.

HomeFed.  During 2014, we sold to HomeFed substantially all of our real estate properties and operations as well as cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at September 30, 2016.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.
54 Madison. At September 30, 2016 and December 31, 2015, approximately $229.2 million and $115.7 million, respectively, of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. The interest rate on these long-term notes range between 5.5% and 6.0%.
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

Certain information concerning our segments for the three and nine months ended September 30, 2016 and 2015 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$656,496	$580,484	$1,678,212	$1,964,356
National Beef	1,747,042	1,864,030	5,180,127	5,714,914
Corporate and other	1,006	2,572	78,354	36,732
Total net revenues related to reportable segments	2,404,544	2,447,086	6,936,693	7,716,002
All other (1)	271,831	(80,990)	380,146	695,240
Intercompany eliminations (2)	—	—	—	(21,000)
Total consolidated net revenues	$2,676,375	$2,366,096	$7,316,839	$8,390,242

Income (loss) before income taxes:
Reportable Segments:
Jefferies	$83,190	$3,337	$(55,127)	$107,606
National Beef	108,269	(31,680)	192,533	(74,665)
Corporate and other	(16,619)	(25,590)	23,926	(30,737)
Income (loss) before income taxes related to reportable segments	174,840	(53,933)	161,332	2,204
All other (1)	89,791	(195,271)	(29,769)	385,651
Parent Company interest	(14,722)	(22,981)	(44,155)	(72,470)
Total consolidated income (loss) before income taxes	$249,909	$(272,185)	$87,408	$315,385

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$16,108	$24,165	$45,331	$68,741
National Beef	23,100	22,529	68,511	66,397
Corporate and other	867	923	2,754	2,826
Total depreciation and amortization expenses related to reportable segments	40,075	47,617	116,596	137,964
All other	12,616	10,849	36,474	28,182
Total consolidated depreciation and amortization expenses	$52,691	$58,466	$153,070	$166,146

(1)
All other revenue and income (loss) before income taxes include realized and unrealized gains (losses) relating to our investment in FXCM of $42.8 million and $(113.2) million for the three months ended September 30, 2016 and 2015, respectively, and $(58.3) million and $461.3 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Revenue intercompany elimination for the nine months ended September 30, 2015 relates to investment banking and advisory fee paid to Jefferies in connection with our entering into the agreement with FXCM.

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended September 30, 2016 and 2015, interest expense classified as a component of Expenses was primarily comprised of National Beef ($3.0 million and $3.9 million, respectively) and parent company interest ($14.7 million and $23.0 million, respectively). For the nine months ended September 30, 2016 and 2015, interest expense classified as a component of Expenses was primarily comprised of National Beef ($10.7 million and $12.6 million, respectively) and parent company interest ($44.2 million and $72.5 million, respectively).

Note 26.  Exit Costs

Jefferies Bache.  On April 9, 2015, Jefferies entered into an agreement with Société Générale S.A. (the "Agreement") to transfer certain client exchange and over-the-counter transactions associated with Jefferies Bache business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the Agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  In addition, Jefferies initiated a plan to substantially exit the remaining aspects of the business, which was completed during the second quarter of 2016. The pre-tax losses of the Jefferies Bache business were $1.9 million for the nine months ended September 30, 2016 and $64.1 million and $114.8 million for the three and nine months ended September 30, 2015, respectively.

In addition, Jefferies terminated its $750.0 million Credit Facility on July 31, 2015. During the three and nine months ended September 30, 2015, Jefferies recognized costs of $2.7 million and $3.8 million, respectively, related to Credit Facility.

During the three and nine months ended September 30, 2016 and 2015, Jefferies recorded restructuring and impairment costs as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Severance costs	$—	$11,373	$279	$26,932
Accelerated amortization of restricted stock and restricted cash awards	—	2,442	41	6,902
Accelerated amortization of capitalized software	—	6,719	—	12,979
Contract termination costs	—	11,216	1,234	11,216
Selling, general and other expenses	—	1,523	300	3,814
Total	$—	$33,273	$1,854	$61,843

Severance costs and amortization of restricted stock and restricted cash awards are recorded as Compensation and benefits, amortization of capitalized software is recorded as Depreciation and amortization and contract termination costs are recorded as Selling, general and other expenses on the Consolidated Statements of Operations.

The following summarizes Jefferies restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Total
Balance at December 31, 2015	$4,805	$—	$—	$4,805
Expenses	279	300	1,234	1,813	$41	$1,854
Payments	(5,084)	(300)	(1,234)	(6,618)
Liability at September 30, 2016	$—	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations
We invest in a broad variety of businesses and focus on long-term value creation.  We have changes from time to time in the mix of our businesses and investments.  Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, receivables, securities, or in other ways, depending on the structure of our specific holdings.  Further, as our investments span a number of industries, each may be impacted by different factors.  For these reasons, our pre-tax income is not predictable or necessarily comparable from period to period.
A summary of results for the three months ended September 30, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$656,496	$1,747,042	$54,742	$217,089	$1,006	$—	$2,676,375

Expenses:
Cost of sales	—	1,595,671	—	93,422	—	—	1,689,093
Compensation and benefits	376,438	9,660	15,100	7,334	10,183	—	418,715
Floor brokerage and clearing fees	40,189	—	—	—	—	—	40,189
Interest	—	2,967	4,596	836	—	14,722	23,121
Depreciation and amortization	16,108	23,100	3,882	8,734	867	—	52,691
Selling, general and other expenses	140,571	7,375	13,826	70,569	6,819	—	239,160
Total expenses	573,306	1,638,773	37,404	180,895	17,869	14,722	2,462,969
Income (loss) before income taxes and income related to associated companies	83,190	108,269	17,338	36,194	(16,863)	(14,722)	213,406
Income related to associated companies	—	—	27,806	8,453	244	—	36,503
Income (loss) before income taxes	$83,190	$108,269	$45,144	$44,647	$(16,619)	$(14,722)	$249,909

A summary of results for the nine months ended September 30, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$1,678,212	$5,180,127	$(71,338)	$451,484	$78,354	$—	$7,316,839

Expenses:
Cost of sales	—	4,856,045	—	257,470	—	—	5,113,515
Compensation and benefits	1,141,873	28,628	44,292	22,083	29,337	—	1,266,213
Floor brokerage and clearing fees	124,259	—	—	—	—	—	124,259
Interest	—	10,730	10,988	2,272	—	44,155	68,145
Depreciation and amortization	45,331	68,511	9,973	26,501	2,754	—	153,070
Selling, general and other expenses	421,876	23,680	31,806	111,898	23,414	—	612,674
Total expenses	1,733,339	4,987,594	97,059	420,224	55,505	44,155	7,337,876
Income (loss) before income taxes and income related to associated companies	(55,127)	192,533	(168,397)	31,260	22,849	(44,155)	(21,037)
Income related to associated companies	—	—	86,121	21,247	1,077	—	108,445
Income (loss) before income taxes	$(55,127)	$192,533	$(82,276)	$52,507	$23,926	$(44,155)	$87,408
A summary of results for the three months ended September 30, 2015 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$580,484	$1,864,030	$(147,240)	$66,250	$2,572	$—	$2,366,096

Expenses:
Cost of sales	—	1,849,028	—	88,260	—	—	1,937,288
Compensation and benefits	336,499	8,856	5,598	6,183	18,359	—	375,495
Floor brokerage and clearing fees	45,307	—	—	—	—	—	45,307
Interest	—	3,902	3,108	675	—	22,981	30,666
Depreciation and amortization	24,165	22,529	2,306	8,543	923	—	58,466
Selling, general and other expenses	171,176	11,395	9,460	14,090	9,181	—	215,302
Total expenses	577,147	1,895,710	20,472	117,751	28,463	22,981	2,662,524
Income (loss) before income taxes and income related to associated companies	3,337	(31,680)	(167,712)	(51,501)	(25,891)	(22,981)	(296,428)
Income related to associated companies	—	—	17,068	6,874	301	—	24,243
Income (loss) before income taxes	$3,337	$(31,680)	$(150,644)	$(44,627)	$(25,590)	$(22,981)	$(272,185)

A summary of results for the nine months ended September 30, 2015 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$1,964,356	$5,714,914	$465,028	$230,212	$36,732	$—	$(21,000)	$8,390,242

Expenses:
Cost of sales	—	5,658,685	—	251,193	—	—	—	5,909,878
Compensation and benefits	1,183,481	26,351	19,279	18,497	56,026	—	—	1,303,634
Floor brokerage and clearing fees	159,100	—	—	—	—	—	—	159,100
Interest	—	12,619	6,850	1,882	—	72,470	—	93,821
Depreciation and amortization	68,741	66,397	5,669	22,513	2,826	—	—	166,146
Selling, general and other expenses	445,428	25,527	36,673	40,438	9,713	—	(21,000)	536,779
Total expenses	1,856,750	5,789,579	68,471	334,523	68,565	72,470	(21,000)	8,169,358
Income (loss) before income taxes and income related to associated companies	107,606	(74,665)	396,557	(104,311)	(31,833)	(72,470)	—	220,884
Income related to associated companies	—	—	66,092	27,313	1,096	—	—	94,501
Income (loss) before income taxes	$107,606	$(74,665)	$462,649	$(76,998)	$(30,737)	$(72,470)	$—	$315,385
Jefferies

Jefferies is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies year ends on November 30 and its quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$656,496	$580,484	$1,678,212	$1,964,356

Expenses:
Compensation and benefits	376,438	336,499	1,141,873	1,183,481
Floor brokerage and clearing fees	40,189	45,307	124,259	159,100
Depreciation and amortization	16,108	24,165	45,331	68,741
Selling, general and other expenses	140,571	171,176	421,876	445,428
Total expenses	573,306	577,147	1,733,339	1,856,750

Income (loss) before income taxes	$83,190	$3,337	$(55,127)	$107,606

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

The following provides a summary of net revenues by source included in our three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Equities	$149,458	$203,582	$376,632	$635,810
Fixed income	196,241	(16,998)	493,086	263,079
Total sales and trading	345,699	186,584	869,718	898,889
Investment banking:
Capital markets:
Equities	68,218	127,051	173,122	314,927
Debt	72,473	113,928	175,870	329,274
Advisory	154,239	148,841	429,914	421,676
Total investment banking	294,930	389,820	778,906	1,065,877
Other	15,867	4,080	29,588	(410)

Total net revenues	$656,496	$580,484	$1,678,212	$1,964,356

Net Revenues

The increase in net revenues for Jefferies three months ended September 30, 2016 primarily reflects solid net revenues in fixed income, as Jefferies mortgage, corporates, leveraged credit and emerging markets businesses particularly performed well on improved market conditions, compared with the prior year quarter. These results were partially offset by lower revenues in investment banking and equities. Investment banking results were impacted by lower transaction volume in equity and debt capital markets during the three months ended September 30, 2016. Equities net revenues were lower because net mark-to-market gains from other investments in equity securities in the prior year quarter were not repeated during the three months ended September 30, 2016. Jefferies results were generally unaffected by the vote by the United Kingdom to leave the European Union ("Brexit").

During the three months ended September 30, 2016, Jefferies results include a net unrealized gain of $6.1 million from its investment in KCG Holdings, Inc. (“KCG”) compared with a net loss of $28.3 million in the prior year quarter. Results during the three months ended September 30, 2016 also included a net revenues of $11.4 million from Jefferies share of its Jefferies Finance, LLC ("Jefferies Finance") joint venture, compared with net revenues of $23.9 million in the prior year quarter.

The decrease in net revenues for Jefferies nine months ended September 30, 2016, as compared to nine months ended September 30, 2015, primarily reflects lower net revenues in investment banking and equities, partially offset by higher revenues in fixed income. Lower investment banking results are primarily attributable to lower transaction volume as new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the period. The increase in fixed income revenues is due to higher levels of trading activity due to improved markets conditions compared with the prior year period. The decline in equities revenues was primarily attributable to a net loss of $20.0 million recognized during the nine months ended September 30, 2016 from Jefferies investment in two equity securities, including KCG, compared with gains of $41.3 million in the comparable prior year period from these two equity securities. The decline in results was also due to net mark-to-market gains from certain equity inventory positions in the nine months ended September 30, 2015, which were not repeated during the nine months ended September 30, 2016. Equities revenues also include a net loss of $27.5 million from Jefferies share of its Jefferies Finance joint venture, compared with net revenues of $54.9 million in the prior year period.

Net revenues in the nine months ended September 30, 2016 included investment income from managed funds of $4.0 million, compared with investment losses from managed funds of $26.0 million in the prior year period, primarily due to lower valuations in the energy and shipping sectors in the prior year period. Net revenues globally from the Bache business for the nine months ended September 30, 2016, which are included within Jefferies fixed income results, were $80.6 million. There were no meaningful revenues from the Bache business for the nine months ended September 30, 2016.

Equities Net Revenues

Equities net revenues include equity commissions, principal transactions (including Jefferies investment in KCG and other equity securities), and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies generated by Jefferies equities sales and trading, equity finance and wealth management businesses.  Equities revenue also includes Jefferies share of the net earnings from its joint venture investments in Jefferies Finance and Jefferies LoanCore, LLC (“Jefferies LoanCore”), which are accounted for under the equity method.

Equities revenue for the three months ended September 30, 2016 include a net gain of $6.1 million from Jefferies investment in KCG, compared with a net loss of $28.3 million in the prior year quarter.

During the three months ended September 30, 2016, U.S. equity markets were characterized by an upward trend in stock prices. The NASDAQ Composite Index, S&P 500 Index and the Dow Jones Industrial Average increased by 5.4%, 1.9% and 3.5%, respectively. Jefferies equities trading revenues were solid across most of its equities sales and trading businesses driven by increased client flows. These results were partially offset by lower equity derivatives trading revenues. The net decline in equities net revenues was primarily due to net mark-to-market gains from other investments in equity securities in the prior year quarter, which were not repeated three months ended September 30, 2016.

Jefferies equities results during the three months ended September 30, 2016 also included a net revenues of $11.4 million from Jefferies share of its Jefferies Finance joint venture, compared with net revenues of $23.9 million in the prior year quarter. Net revenue from Jefferies share of Jefferies LoanCore during the three months ended September 30, 2016 decreased compared to the prior year quarter. Results in both Jefferies Finance and Jefferies LoanCore are lower due to fewer loan closings and securitizations in the three months ended September 30, 2016 over the comparable quarter of 2015.

Equities revenue for the nine months ended September 30, 2016 include a net loss of $20.0 million from Jefferies investment in two equity securities, including KCG, compared with gains of $41.3 million in the prior year period from these two equity securities. In addition, equities net revenues for the nine months ended September 30, 2015 included significant gains on additional securities positions.

During the nine months ended September 30, 2016, U.S. equity market conditions were characterized by a downward trend in stock prices during the first quarter, with higher stock prices during the second and third quarters. In the nine months ended September 30, 2016, the NASDAQ Composite Index increased by 2.0% while the S&P 500 Index and the Dow Jones Industrial Average increased 2.7% and 3.8%, respectively. Jefferies U.S. and European cash equities and electronic trading businesses increased trading revenues on higher client flows for the nine months ended September 30, 2016, as compared to the prior year, while its Asia cash equities revenues declined because of a challenging market environment. Convertibles trading revenues declined driven by weakness in the energy sector over the nine month 2016 period. Additionally, certain strategic investments contributed positively to equities revenues due to strategic positioning within the energy markets and as a result of volatility and financial and U.S. currency exposures.

Equities revenues during the nine months ended September 30, 2016 included a net loss of $27.5 million from Jefferies share of Jefferies Finance, primarily due to the mark down of certain loans held for sale compared with net revenues of $54.9 million in the prior year period. Net revenue from Jefferies share of Jefferies LoanCore also decreased during the nine months ended September 30, 2016 as compared to the prior year period due to a decrease in loan closings and syndications as compared to the prior year period.

Fixed Income Net Revenues

Fixed income revenues include commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities generated by Jefferies fixed income sales and trading businesses.

Fixed income net revenues for the three months ended September 30, 2015 included $4.3 million of negative revenues globally from the futures business activity and Jefferies has completed the exit of the futures business during the second quarter of 2016. Jefferies recorded higher revenues in largely all of its core fixed income businesses compared with the prior year quarter due to improving financial market and secondary market trading conditions and reduced risk exposure, partially offset by lower revenues in its international rates business on lower trading volumes.

The three months ended September 30, 2016 were characterized by improved market conditions amid monetary easing by the European Central Bank, corporate new issuances, a continued low interest rate environment driving investors toward higher yielding assets and moderate economic growth in the U.S., partially offset by continued concerns about global economic growth and uncertainty around the impact of the Brexit. Revenues for the quarter from Jefferies corporates business increased as compared to the prior year quarter due to an increase in new issuances resulting from increased client activity. Results in Jefferies emerging markets business were higher due to increased trading volumes, an upgraded sales and trading team and increased levels of volatility during the quarter. The municipal securities business performed well compared with the prior year quarter as market technicals drove increased client activity compared with net outflows in the prior year quarter. Revenues were significantly up in Jefferies leveraged credit business from the prior year quarter, driven by increased trading volumes within distressed and high yield and a reduction in risk, compared with mark-to-market write-downs in Jefferies inventory in the prior year quarter on global economic uncertainty and lower energy prices. Jefferies mortgage business was positively impacted by increased demand for spread products, particularly, demand for higher yielding asset classes, after the Brexit vote, resulting in higher trading volumes and revenues.

Fixed income net revenues in the nine months ended September 30, 2015 included $80.6 million of net revenues globally from the futures business activity and Jefferies completed the exit of the futures business during the second quarter of 2016. There were no meaningful revenues from the Bache business during the nine months ended September 30, 2016. Excluding revenues from the futures business activity, revenues increased $310.6 million or 170.2%. Jefferies recorded higher revenues compared with the prior year period due to improved trading conditions across most core businesses, partially offset by lower revenues in its international rates and U.S. mortgages businesses.

The beginning of the nine month period was characterized by concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over the weakness in the Chinese economy and the potential Brexit and an overall lack of liquidity. In the second and third quarters of the period, Jefferies core businesses mostly improved amid monetary easing by the European Central Bank and new issuances by most European governments, corporate new issuances, rising oil prices, a low interest rate environment and moderate U.S. economic growth. Results in Jefferies emerging markets business throughout the period were higher due to an upgraded sales and trading team and increased levels of volatility during the period. The municipal securities business performed well during the period as improved trading activity was driven by market technicals compared with net outflows in the prior year period. Revenues in Jefferies leveraged credit business were strong on increased trading volumes within distressed and high yield, as a result of an improved credit environment and reduced risk, as well as strategic growth in the business, compared with mark-to-market write-downs in the prior year period. Revenues from Jefferies corporates businesses increased as compared to the prior year period due to increased client activity on new issuance demand and demand for higher yielding investments. Volatility during the nine months ended September 30, 2016 due to fluctuating and then reduced expectations as to future Federal Reserve interest rate increases contributed to increased revenues in Jefferies U.S. rates business as compared to the prior year period.

Investment Banking Revenues

Investment banking revenues include capital markets and advisory revenues. Capital markets revenues include underwriting and placement revenues related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.  Advisory revenues consist primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.

The decrease in total investment banking revenue for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, was substantially due to a decrease in equity and debt capital markets transaction volume, as new issue equity and leveraged finance capital markets remained slow throughout the three months ended September 30, 2016. Advisory revenues for the three months ended September 30, 2016 increased 3.6% compared to the prior year quarter and capital markets revenues for the three months ended September 30, 2016 decreased 41.6% from the prior year quarter.

From equity and debt capital raising activities, Jefferies generated $68.2 million and $72.5 million in revenues, respectively, for the three months ended September 30, 2016. During the three months ended September 30, 2016, Jefferies completed 316 public and private debt financings that raised $47.1 billion in aggregate and Jefferies completed 35 public equity and convertible offerings that raised $5.8 billion (33 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $154.2 million, including revenues from 40 merger and acquisition transactions and five restructuring transactions with an aggregate transaction value of $31.9 billion.

Investment banking revenue was $389.8 million for the three months ended September 30, 2015. From equity and debt capital raising activities, Jefferies generated $127.1 million and $113.9 million in revenues, respectively. During the three months ended September 30, 2015, Jefferies completed 297 public and private debt financings that raised $49.8 billion in aggregate and Jefferies completed 53 public equity and convertible offerings that raised $15.8 billion (50 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $148.8 million, including revenues from 44 merger and acquisition transactions and three restructuring transactions with an aggregate transaction value of $26.3 billion.

The decrease in total investment banking revenue for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, was due to lower equity and debt capital markets transaction volume, as new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the nine months ended September 30, 2016. Overall, advisory revenues for the nine months ended September 30, 2016 increased 2.0% compared to the prior year period and capital markets revenues in the nine months ended September 30, 2016 decreased 45.8% from the prior year period.

From equity and debt capital raising activities, Jefferies generated $173.1 million and $175.9 million in revenues, respectively, for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, Jefferies completed 674 public and private debt financings that raised $126.3 billion in aggregate and Jefferies completed 78 public equity and convertible offerings that raised $14.6 billion (74 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $429.9 million, including revenues from 106 merger and acquisition transactions and nine restructuring transactions with an aggregate transaction value of $90.3 billion.

Investment banking revenue was $1,065.9 million for the nine months ended September 30, 2015. From equity and debt capital raising activities, Jefferies generated $314.9 million and $329.3 million in revenues, respectively. During the nine months ended September 30, 2015, Jefferies completed 804 public and private debt financings that raised $161.2 billion in aggregate and Jefferies completed 151 public equity and convertible offerings that raised $37.4 billion (138 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $421.7 million, including revenues from 116 merger and acquisition transactions and seven restructuring transactions with an aggregate transaction value of $89.9 billion.

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

Included within Compensation and benefits expense is share-based amortization expense for senior executive awards, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such senior executive awards contain market and performance conditions and are being amortized over their respective future service periods and amounted to compensation expense of $62.4 million and $207.9 million for the three and nine months ended September 30, 2016, respectively, and $53.2 million and $196.7 million for the three and nine months ended September 30, 2015, respectively. Compensation and benefits expense directly related to the activities of Jefferies Bache business was $22.1 million and $80.6 million for the three and nine months ended September 30, 2015, respectively.

Compensation and benefits as a percentage of Net revenues was 57.3% and 68.0% for the three and nine months ended September 30, 2016, respectively, and 58.0% and 60.2% for the three and nine months ended September 30, 2015, respectively. The increase in the compensation ratio for the nine months ended September 30, 2016 as compared to the prior year period is due to the exceptionally low net revenues and certain higher fixed compensation costs. Since the third quarter of 2015, Jefferies headcount has decreased due to headcount reductions related to the exiting of the Bache business, continued discipline in headcount and productivity management and corporate services outsourcing.

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

The decrease in non-compensation expenses during the three months ended September 30, 2016 was due to a decrease in expenses generally across almost all expense categories. Floor brokerage and clearing expenses during the three months ended September 30, 2016 decreased, primarily reflecting the wind-down of the Jefferies Bache business and lower trading volumes in Jefferies equities options and Asia equities trading businesses. Technology and communications expense decreased during the three months ended September 30, 2016, primarily due to accelerated depreciation on capitalized software related to the Jefferies Bache business recognized during the three months ended September 30, 2015. Business development expense decreased, primarily reflecting lower costs in respect of travel and conferences. In both quarters, Jefferies continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Selling, general and other expenses. Non-compensation expenses associated directly with the activities of the Bache business were $37.7 million for the three months ended September 30, 2015. Jefferies completed the exit of the Bache business during the second quarter of 2016.

The decrease in non-compensation expenses during the nine months ended September 30, 2016 was primarily due to a decrease in floor brokerage and clearing expenses, technology and communications expenses and business development expenses. Non-compensation expenses associated directly with the activities of the Bache business were $114.8 million for the nine months ended September 30, 2015.

During the three and nine months ended September 30, 2016, no goodwill impairment was recorded and the results of the most recent annual assessment on August 1, 2016 indicated the fair value of Jefferies was in excess of the carrying value.  However, the valuation methodology is sensitive to comparable company multiples and management's forecasts of future profitability, which comes with a level of uncertainty regarding U.S. and global economic conditions, trading volumes and equity and debt capital market transaction levels. The fair value of our reporting units, including Jefferies, is also impacted by our overall market capitalization. If the future were to differ adversely from these assumptions or there was a sustained decline in our market capitalization, the estimated fair value of Jefferies may decline and result in an impairment.

National Beef

A summary of results of operations for National Beef for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$1,747,042	$1,864,030	$5,180,127	$5,714,914

Expenses:
Cost of sales	1,595,671	1,849,028	4,856,045	5,658,685
Compensation and benefits	9,660	8,856	28,628	26,351
Interest	2,967	3,902	10,730	12,619
Depreciation and amortization	23,100	22,529	68,511	66,397
Selling, general and other expenses	7,375	11,395	23,680	25,527
Total expenses	1,638,773	1,895,710	4,987,594	5,789,579

Income (loss) before income taxes	$108,269	$(31,680)	$192,533	$(74,665)
National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume and capacity utilization.  National Beef operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  National Beef’s profitability typically fluctuates seasonally, with relatively higher margins in the spring and summer months and during times of ample cattle availability.
Revenues in the three and nine months ended September 30, 2016 decreased 6% and 9%, respectively, in comparison to the same periods in 2015, due to lower average selling prices, partially offset by an increase in the number of cattle processed. Cost of sales declined 14% for both the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The decline is primarily due to a decrease in the price of cattle, partially offset by an increase in volume.  The combined effects of increased margin per head and an increase in volume led to record high profitability in the three months ended September 30, 2016.

Corporate and Other Results

A summary of results of operations for corporate and other for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$1,006	$2,572	$78,354	$36,732

Expenses:
Corporate compensation and benefits	9,435	15,680	27,095	47,991
WilTel pension	748	2,679	2,242	8,035
Depreciation and amortization	867	923	2,754	2,826
Selling, general and other expenses	6,819	9,181	23,414	9,713
Total expenses	17,869	28,463	55,505	68,565

Income (loss) before income taxes and income related to associated companies	(16,863)	(25,891)	22,849	(31,833)
Income related to associated companies	244	301	1,077	1,096
Income (loss) before income taxes	$(16,619)	$(25,590)	$23,926	$(30,737)

Net revenues of corporate and other primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Net revenues decreased $1.6 million compared to the third quarter of 2015 and increased $41.6 million for the nine month period. The significant increase in the nine month period is primarily due to a $65.6 million increase in a trading asset held at fair value in the first three months of 2016. Net revenues also include net realized securities gains of $0.1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $8.2 million and $24.4 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, net revenues include interest income of $0.8 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and $2.0 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Compensation and benefits expense declined in the three and nine month 2016 periods due to lower incentive bonus and stock-based compensation expense.

Selling, general and other expenses for the nine month 2015 period reflects a reduction of $20.1 million in insurance payments covering previously expensed legal fees.

Income related to associated companies is comprised of our share of various investees' underlying net income or loss, none of which is significant during the three and nine months ended September 30, 2016 and 2015.

Other Financial Services Businesses and Investments

A summary of results for other financial services businesses and investments for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$54,742	$(147,240)	$(71,338)	$465,028

Expenses:
Compensation and benefits	15,100	5,598	44,292	19,279
Interest	4,596	3,108	10,988	6,850
Depreciation and amortization	3,882	2,306	9,973	5,669
Selling, general and other expenses	13,826	9,460	31,806	36,673
Total expenses	37,404	20,472	97,059	68,471

Income (loss) before income taxes and income related to associated companies	17,338	(167,712)	(168,397)	396,557
Income related to associated companies	27,806	17,068	86,121	66,092
Income (loss) before income taxes	$45,144	$(150,644)	$(82,276)	$462,649

Our other financial services businesses and investments include the consolidated results of certain Leucadia Asset Management fund managers, the returns on our investments in these funds, the consolidated results of Foursight Capital and Chrome Capital (vehicle finance), our share of the income of Berkadia, the results of our investment in FXCM Group, LLC ("FXCM") and our share of the income of HomeFed.

In January 2015, we entered into a credit agreement with FXCM, for a $300 million senior secured term loan due January 2017, with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading services.  We accounted for our loan and rights at fair value.  We recognized gains (losses) of $42.7 million and $(113.2) million during the three months ended September 30, 2016 and 2015, respectively, and $(58.3) million and $461.3 million during the nine months ended September 30, 2016 and 2015, respectively from our FXCM investment. This includes the component related to interest income, which is recorded within Principal transactions revenues.

As more fully discussed in Note 3 to our consolidated financial statements, on September 1, 2016 we, FXCM Inc. and FXCM Holdings, LLC ("FXCM Holdings") entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments extended the maturity of the term loan by one year to January 2018 and gave Leucadia a 49.9% common membership interest in FXCM. We gained the ability to significantly influence FXCM through the amendments and as a result, we now account for our equity interest in FXCM under the equity method of accounting. We expect that the volatility in income before income taxes related to our FXCM investment will decline as a result of the amendments.

Excluding the FXCM revenues discussed above, the net revenues in other financial services businesses and investments reflect revenue (losses) of $12.0 million and $(34.0) million for the three months ended September 30, 2016 and 2015, respectively, and $(13.0) million and $3.7 million for the nine months ended September 30, 2016 and 2015, respectively. The third quarter increase compared to the prior year primarily reflects growth in our vehicle finance businesses as well as reduced declines in the market value related to the Leucadia Asset Management business. The year-to-date decrease in revenues primarily reflects lower returns on investments recorded at market value related to the Leucadia Asset Management businesses partially offset by growth in our vehicle finance businesses.

All expense categories were impacted by the growth of our Leucadia Asset Management businesses and vehicle finance businesses for the three and nine months ended September 30, 2016 as compared to the same periods last year. Selling, general and other expenses also include $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM in the first quarter of 2015. Jefferies recognized this fee within net revenues during the first quarter of 2015 and both the intercompany revenue and expense have been eliminated in our consolidated results.

Income related to Berkadia was $26.0 million and $15.7 million for the three months ended September 30, 2016 and 2015, respectively, and $59.5 million and $67.8 million for the nine months ended September 30, 2016 and 2015, respectively. The decline in the nine months ended September 30, 2016 primarily reflects investment gains recorded in the first quarter of 2015. Income (loss) related to HomeFed was $0.8 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $23.1 million and $(1.7) million for the nine months ended September 30, 2016 and 2015, respectively. The increase in the nine months ended September 30, 2016 primarily reflects a reversal of HomeFed's deferred tax valuation allowance in the second quarter of 2016 as HomeFed concluded that it was more likely than not that they would have future taxable income sufficient to realize their net deferred tax asset.

Other Merchant Banking Businesses and Investments

A summary of results for other merchant banking businesses and investments for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$217,089	$66,250	$451,484	$230,212

Expenses:
Cost of sales	93,422	88,260	257,470	251,193
Compensation and benefits	7,334	6,183	22,083	18,497
Interest	836	675	2,272	1,882
Depreciation and amortization	8,734	8,543	26,501	22,513
Selling, general and other expenses	70,569	14,090	111,898	40,438
Total expenses	180,895	117,751	420,224	334,523

Income (loss) before income taxes and income related to associated companies	36,194	(51,501)	31,260	(104,311)
Income related to associated companies	8,453	6,874	21,247	27,313
Income (loss) before income taxes	$44,647	$(44,627)	$52,507	$(76,998)

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

Net revenues include principal transactions related to unrealized gains (losses) of $91.8 million and $(59.2) million for the three months ended September 30, 2016 and 2015, respectively, and $99.7 million and $(113.2) million for the nine months ended September 30, 2016 and 2015, respectively, from the change in value of our investment in HRG.
Net revenues for manufacturing were $111.8 million and $105.4 million for the three months ended September 30, 2016 and 2015, respectively, and $313.6 million and $297.1 million for the nine months ended September 30, 2016 and 2015, respectively. Net revenues for our oil and gas exploration and development businesses were $11.6 million and $18.1 million for the three months ended September 30, 2016 and 2015, respectively, and $30.1 million and $40.7 million for the nine months ended September 30, 2016 and 2015, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net losses of $2.6 million and $5.6 million in three and nine months ended September 30, 2016, respectively, were recorded related to these options. Net gains related to these options totaled $5.3 million in the three and nine months ended September 30, 2015.
Total expenses increased $63.1 million and $85.7 million in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily reflecting higher costs for our oil and gas exploration and development businesses. Selling, general and other expenses for our oil and gas exploration and development businesses increased $60.0 million and $76.3 million in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due primarily to a $55.0 million impairment recorded by Juneau Energy in the third quarter of 2016. The impairment charge related to decisions made by Juneau Energy in the third quarter of 2016 to curtail development of its southern acreage in the East Eagle Ford and its Houston County acreage. An impairment charge was then recorded for the difference between the carrying value of that acreage and the estimated net realizable value The year-to-date increase in Selling, general and other expenses is also impacted by the write-down of certain leases that will not benefit our business going forward, increased exploration costs and the loss on sale of an associated company in 2016.
Pre-tax profits for manufacturing were $9.8 million and $9.5 million for the three months ended September 30, 2016 and 2015, respectively, and $30.3 million and $21.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Pre-tax income (losses) for the oil and gas exploration and development businesses were $(63.9) million and $(1.2) million for the three months ended September 30, 2016 and 2015, respectively, and $(92.1) million and $(3.6) million for the nine months ended September 30, 2016 and 2015, respectively.
Income related to associated companies primarily relates to our investments in Linkem and Garcadia.  Losses related to Linkem were $5.8 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and $20.7 million and $13.9 million for the nine months ended September 30, 2016 and 2015, respectively. Income related to Garcadia was $14.2 million and $16.3 million for the three months ended September 30, 2016 and 2015, respectively, and $43.5 million and $47.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Parent Company Interest
Parent company interest totaled $14.7 million and $23.0 million for the three months ended September 30, 2016 and 2015, respectively, and $44.2 million and $72.5 million for the nine months ended September 30, 2016 and 2015, respectively.  The decline in interest expense in 2016 compared to 2015 is primarily due to the redemption of the 8.125% Senior Notes in September 2015.
Income Taxes
For the three and nine months ended September 30, 2016, our provision for income taxes was $73.7 million and $59.2 million, respectively, representing an effective tax rate of 29.5% and 67.7%, respectively.  The projected full year effective rate was impacted during the quarter by changes in the geographical mix of earnings among jurisdictions with differing tax rates. Additionally, our provision for income taxes for the nine months ended September 30, 2016 was increased by a $23.0 million charge related to previously issued stock awards. The majority of the awards expired during the first quarter of 2016. The tax deductions associated with the remainder of the awards was less than the compensation cost recognized for financial reporting purposes. This charge impacted our effective tax rate for the nine months ended September 30, 2016 by approximately 26.4%.
For the three and nine months ended September 30, 2015, our provision (benefit) for income taxes was $(90.3) million and $107.8 million, respectively, representing an effective tax rate of 33.2% and 34.2%, respectively.

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

The tables below reconcile tangible capital to our U.S. GAAP balance sheet (in thousands):

	September 30, 2016
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,159,143	$16,238	$24,373	$30,894	$48,327	$—	$3,278,975
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,026,865	—	—	—	—	—	1,026,865
Financial instruments owned	14,327,919	702	229,761	739,966	649,561	—	15,947,909
Investments in managed funds	191,692	—	336,762	—	28,517	—	556,971
Loans to and investments in associated companies	657,074	—	945,100	473,206	29,708	—	2,105,088
Securities borrowed	8,460,736	—	—	—	—	—	8,460,736
Securities purchased under agreements to resell	4,038,194	—	—	—	—	—	4,038,194
Receivables	3,080,563	202,738	742,415	85,668	57,755	—	4,169,139
Property, equipment and leasehold improvements, net	254,674	379,933	9,908	47,635	23,048	—	715,198
Intangible assets, net and goodwill	1,912,290	611,748	12,069	58,222	—	—	2,594,329
Deferred tax asset, net	287,399	—	—	—	1,225,764	—	1,513,163
Other assets	777,439	289,027	123,822	586,160	68,276	(145,276)	1,699,448
Total Assets	38,173,988	1,500,386	2,424,210	2,021,751	2,130,956	(145,276)	46,106,015

Liabilities
Long-term debt (2)	5,482,738	309,332	370,699	81,875	987,617	—	7,232,261
Other liabilities	27,318,282	207,562	377,390	55,014	352,226	(145,276)	28,165,198
Total liabilities	32,801,020	516,894	748,089	136,889	1,339,843	(145,276)	35,397,459

Redeemable noncontrolling interests	—	345,626	—	453	—	—	346,079
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	5,190	—	124,658	47,959	—	—	177,807
Total Leucadia National Corporation shareholders' equity	$5,367,778	$637,866	$1,551,463	$1,836,450	$666,113	$—	$10,059,670

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,367,778	$637,866	$1,551,463	$1,836,450	$666,113	$—	$10,059,670
Less: Intangible assets, net and goodwill	(1,912,290)	(611,748)	(12,069)	(58,222)	—	—	(2,594,329)
Tangible Capital	$3,455,488	$26,118	$1,539,394	$1,778,228	$666,113	$—	$7,465,341

	December 31, 2015
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,510,163	$17,814	$22,203	$30,940	$57,528	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	751,084	—	—	—	—	—	751,084
Financial instruments owned	16,559,116	891	647,936	639,253	653,249	—	18,500,445
Investments in managed funds	85,775	—	488,940	—	55,317	(26,312)	603,720
Loans to and investments in associated companies	825,908	—	466,364	441,970	23,127	—	1,757,369
Securities borrowed	6,975,136	—	—	—	—	—	6,975,136
Securities purchased under agreements to resell	3,854,746	—	—	—	—	—	3,854,746
Receivables	3,023,899	208,107	463,545	51,558	83,858	—	3,830,967
Property, equipment and leasehold improvements, net	243,486	394,506	11,479	46,894	25,510	—	721,875
Intangible assets, net and goodwill	1,938,582	645,049	2,336	62,395	—	—	2,648,362
Deferred tax asset, net	320,198	—	—	—	1,255,170	—	1,575,368
Other assets	519,693	247,882	88,987	680,926	59,387	(123,411)	1,473,464
Total Assets	38,607,786	1,514,249	2,191,790	1,953,936	2,213,146	(149,723)	46,331,184

Liabilities
Long-term debt (3)	5,640,722	439,299	258,350	75,389	986,822	—	7,400,582
Other liabilities	27,408,213	194,918	216,537	116,702	335,120	(123,411)	28,148,079
Total liabilities	33,048,935	634,217	474,887	192,091	1,321,942	(123,411)	35,548,661

Redeemable noncontrolling interests	—	189,358	—	2,275	—	—	191,633
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	27,468	—	14,998	48,525	—	(26,312)	64,679
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211
Less: Intangible assets, net and goodwill	(1,938,582)	(645,049)	(2,336)	(62,395)	—	—	(2,648,362)
Tangible Capital	$3,592,801	$45,625	$1,699,569	$1,648,650	$766,204	$—	$7,752,849

(1) Other financial services businesses and investments excludes $84.4 million and $366.3 million at September 30, 2016 and December 31, 2015, respectively, of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of Corporate liabilities.
(2) Long-term debt within Other financial services businesses and investments of $370.7 million at September 30, 2016, includes $275.1 million for 54 Madison Capital, LLC ("54 Madison"), $53.9 million for Foursight Capital and $41.7 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $81.9 million at September 30, 2016, includes $56.2 million for real estate associated with the Garcadia investment and $25.7 million for Vitesse Energy.
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

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	September 30, 2016	December 31, 2015
Jefferies	$3,455,488	$3,592,801

National Beef	26,118	45,625

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	451,042	560,251
FXCM	541,900	625,689
HomeFed	265,414	241,368
Berkadia	179,886	190,986
Foursight Capital and Chrome Capital	102,011	81,275
Other	(859)	—
Total Other Financial Services Businesses and Investments	1,539,394	1,699,569

Other Merchant Banking Businesses and Investments:
HRG	731,620	631,896
Vitesse Energy	312,909	278,833
Juneau Energy	134,534	179,972
Garcadia	213,840	189,356
Linkem	166,892	150,149
Golden Queen	79,470	80,604
Idaho Timber	73,817	73,057
Conwed	45,814	42,915
Other	19,332	21,868
Total Other Merchant Banking Businesses and Investments	1,778,228	1,648,650

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	666,113	766,204

Total Tangible Capital (2)	$7,465,341	$7,752,849

(1) Leucadia Asset Management does not include $84.4 million at September 30, 2016 and $366.3 million at December 31, 2015 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt.

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

◦
Our investment in FXCM currently consists of a senior secured term loan due January 2018 ($192.5 million outstanding at September 30, 2016) and a 49.9% equity method interest in FXCM. FXCM is a leading online provider of foreign exchange trading services.

◦
We own an approximate 65% equity method interest in HomeFed, which owns and develops residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board.

◦
Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway, is a commercial real estate company providing capital solutions, investment sales advisory, research and mortgage servicing for multifamily and commercial properties.

◦
Foursight Capital purchases automobile installment contracts originated by franchised and independent dealerships in conjunction with the sale of new and used automobiles and services these loans throughout their life cycle. Chrome Capital owns and manages a portfolio of leases on used Harley-Davidson motorcycles and is in the process of winding down. We consolidate both of these subsidiaries.

•	Other Merchant Banking Businesses and Investments include:

◦
We own approximately 23% of HRG, a public company traded on the NYSE, and we reflect this investment at fair value. Its consumer products segment contains an approximate 58% ownership stake in Spectrum Brands, a global consumer products company.

◦
Vitesse Energy, LLC is our 96% owned consolidated subsidiary that acquires producing and undeveloped leasehold properties in North Dakota, Montana and Wyoming, and converts the undeveloped leasehold into cash flow producing assets.

◦
Juneau Energy, LLC is our 98% owned consolidated subsidiary that engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas. Juneau currently has non-operated working interests and acreage in the Oklahoma and Texas Gulf Coast regions.

◦	Garcadia is an equity method joint venture that owns and operates 29 automobile dealerships in the U.S. We own approximately 75% of Garcadia.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 56% of Linkem’s common equity. Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

Liquidity and Capital Resources

Parent Company Liquidity

We are a holding company whose assets principally consist of the stock or membership interests of direct subsidiaries, cash and cash equivalents and other noncontrolling investments in debt and equity securities.  We continuously evaluate the retention and disposition of our existing operations and investments and investigate possible acquisitions of new businesses in order to maximize shareholder value.  Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible.  Our principal sources of funds are available cash resources, liquid investments, public and private capital market transactions, repayment of subsidiary advances, funds distributed from subsidiaries as tax sharing payments, management and other fees, and dividends from subsidiaries, as well as dispositions of existing businesses and investments.

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified primarily as trading assets, available for sale securities, and investments in managed funds.  Together these total $470.2 million at September 30, 2016, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate overhead expenses.

The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of September 30, 2016), of which $750.0 million is due in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.

During the nine months ended September 30, 2016, we invested a net $49.0 million in 54 Madison, which was primarily used to fund real estate projects.

In the first quarter of 2016, we purchased $33.3 million of additional Linkem convertible preferred equity.

During 2016, we received $114.0 million from the redemption of Leucadia Asset Management's investment in Topwater Capital; assets under management were replaced by Jefferies investment of $114.0 million.

During 2016, we invested $78.8 million in add on investments in Vitesse Energy and Juneau Energy

During 2015, we invested $279.0 million in FXCM, structured as a two-year term loan and rights to receive a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events. As more fully discussed in Note 3 to our consolidated financial statements, on September 1, 2016, we, FXCM Inc. and FXCM Holdings entered into an agreement that amended the terms of our loan and associated rights. We received $25.5 million of principal and interest from FXCM during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, we purchased a total of 4,300,204 of our common shares for $73.1 million, at an average price per share of $17.00. The Board of Directors has authorized the purchase of up to 25,000,000 common shares, which may be made from time to time in the open market, through block trades or otherwise. As of September 30, 2016, 16,833,607 common shares remain authorized for repurchase.

During the nine months ended September 30, 2016, we paid three quarterly dividends of $0.0625 per share which aggregated $68.6 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At September 30, 2016, we had outstanding 359,671,338 common shares and 15,242,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 374,913,338 outstanding common shares if all awards become outstanding common shares).

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

These thresholds and calculations of the actual ratios and percentages are detailed below at September 30, 2016 (dollars in thousands):

Total Leucadia National Corporation shareholders' equity	$10,059,670
Less, investment in Jefferies	(5,367,778)
Equity excluding Jefferies	4,691,892
Less, our two largest investments:
National Beef	(637,866)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,578,426
Less, net deferred tax asset excluding Jefferies amount	(1,225,764)
Equity in a stressed scenario less net deferred tax asset	$2,352,662
Balance sheet amounts:
Available liquidity	$470,176
Parent company debt (see Note 14 to our consolidated financial statements)	$987,617
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.28	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.42	x
Liquidity reserve:
Minimum	$426,100
Actual	$470,176

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
Net cash of $330.9 million was provided by operating activities and $1,180.3 million was used for operating activities during nine months ended September 30, 2016 and 2015, respectively.

•
Jefferies used funds of $219.4 million and $702.8 million during the nine months ended September 30, 2016 and 2015, respectively.  Included in these amounts are distributions received from associated companies of $11.2 million and $70.8 million during 2016 and 2015, respectively.

•	National Beef generated funds of $243.5 million and $28.8 million during the nine months ended September 30, 2016 and 2015, respectively.

•
Within our Other Financial Services Businesses and Investments, cash of $30.0 million and $325.0 million, respectively, was used during the nine months ended September 30, 2016 and 2015 to make additional investments in the Leucadia Asset Management platform. Additionally, during the nine months ended September 30, 2016, cash of $257.0 million was generated from our trading portfolio and $170.0 million from our investments in managed funds related to our Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $70.1 million during 2016 and $71.4 million during 2015. Cash used for operating activities also includes net cash used of $100.0 million during 2016 and $104.1 million during 2015 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $30.1 million and $12.6 million during the nine months ended September 30, 2016 and 2015, respectively. We received distributions from Garcadia, an associated company, of $37.4 million during 2016 and $43.0 million during 2015.

•
Our cash used for operating activities also reflects the use of $6.9 million during the nine months ended September 30, 2015 by our discontinued operations. Additionally, during 2015, $80.4 million was paid in connection with a legal settlement. The change in operating cash flows also reflects lower interest payments during 2016 as compared to 2015.

Net cash of $558.5 million was used for investing activities and $943.8 million was provided by investing activities during nine months ended September 30, 2016 and 2015, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $78.5 million during 2016 and $51.3 million during 2015. Jefferies made loans to and investments in associated companies of $343.8 million during 2016 and $1,111.8 million during 2015. Jefferies received capital distributions and loan repayments from its associated companies of $485.6 million during 2016 and $1,119.8 million during 2015.

•	Acquisitions of property, equipment and leasehold improvements, and other assets within National Beef include $42.3 million during 2016 and $31.1 million during 2015.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $48.4 million during 2016 and $35.0 million during 2015. Advances on notes, loans and other receivables in 2015 include the investment in FXCM ($279.0 million). Collections on notes, loans and other receivables during 2016 include $23.1 million related to real estate projects in 54 Madison and $25.5 million related to FXCM. Collections on notes, loans and other receivables during 2015 primarily relate to FXCM. Loans to and investments in associated companies include $123.7 million to 54 Madison during 2016, of which $73.9 million of that was contributed from noncontrolling interests.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas exploration and production businesses. They totaled $86.0 million during 2016 and $83.0 million during 2015. Loans to and investments in associated companies include $33.3 million and $6.9 million to Linkem during 2016 and 2015, respectively, $22.5 million to Garcadia in 2016 and $12.5 million to Golden Queen (including $.4 million contributed from the noncontrolling interest) in 2015. We received capital distributions from Garcadia, of $7.7 million during 2016 and $2.8 million during 2015.

•
Our net cash provided by investing activities also includes the impact of acquisitions of property, equipment and leasehold improvements, and other assets within corporate of $12.0 million during 2015.

Net cash of $114.5 million and $478.5 million was used for financing activities during nine months ended September 30, 2016 and 2015, respectively.

•
Issuance of debt includes $239.8 million during 2016 related to Jefferies. Reduction of debt includes $373.2 million during 2016 and $170.0 million during 2015 related to Jefferies. Net change in bank overdrafts of $56.1 million in 2016 related to Jefferies. Net proceeds from other secured financings include payments of $156.6 million during 2016 and proceeds of $200.8 million during 2015 related to Jefferies.

•
Issuance of debt for National Beef includes $36.1 million during 2015 of borrowings under its bank credit facility. National Beef reflects a reduction in debt of $130.5 million in 2016 and $29.7 million during 2015.

•
Within our Other Financial Services Businesses and Investments, borrowings include $365.4 million during 2016 and $163.6 million during 2015. Their reduction of debt includes $254.0 million during 2016 and $108.0 million during 2015. Net proceeds from other secured financings include proceeds of $154.4 million during 2016 and $64.5 million during 2015 related to our Other Financial Services Businesses and Investments. Contributions from noncontrolling interests include $110.8 million during 2016 related to 54 Madison.

•	Corporate reflects a reduction in debt for 2015 of $458.6 million on the maturity of our 8.125% Senior Notes

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans.

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

At September 30, 2016, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2.8% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Securities purchased under agreements to resell:
Period end	$4,038	$3,855
Month end average	5,274	5,719
Maximum month end	7,001	7,577

Securities sold under agreements to repurchase:
Period end	$8,130	$9,967
Month end average	11,858	14,011
Maximum month end	16,620	18,629

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
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	September 30, 2016	Average Balance Third Quarter 2016 (1)	December 31, 2015
Cash and cash equivalents:
Cash in banks	$874,359	$729,142	$973,796
Certificates of deposit	25,013	25,000	75,000
Money market investments	2,259,771	1,660,460	2,461,367
Total cash and cash equivalents	3,159,143	2,414,602	3,510,163

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,448,764	1,238,322	1,265,840
Other (3)	412,027	655,682	305,123
Total other sources	1,860,791	1,894,004	1,570,963

Total cash and cash equivalents and other liquidity sources	$5,019,934	$4,308,606	$5,081,126

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for 78.0% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	September 30, 2016		December 31, 2015
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,060,436	$316,705	$1,881,419	$268,664
Corporate debt securities	2,079,906	52,437	1,999,162	89,230
U.S. government, agency and municipal securities	3,588,411	600,532	2,987,784	317,518
Other sovereign obligations	1,893,097	861,107	2,444,339	1,026,842
Agency mortgage-backed securities (1)	1,557,192	—	3,371,680	—
	$11,179,042	$1,830,781	$12,684,384	$1,702,254

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 75.6% of Jefferies repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies is financing. Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.
Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of September 30, 2016, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, structured notes and a demand loan margin financing facility, totaled $432.2 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings outstanding for Jefferies were $414.4 million and $372.3 million for the three and nine months ended September 30, 2016, respectively.
In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $553.2 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at September 30, 2016.  Of the $553.2 million aggregate notes, $60.0 million matures in December 2016, $206.3 million matures in February 2017 and $178.3 million matures in May 2017, all bearing interest at a spread over one month LIBOR.  The remaining $108.6 million matures in January 2017, and bears interest at a spread over three month LIBOR.

On February 19, 2016, Jefferies entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of its margin obligations. Interest is based on an annual rate equal to the weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points.

On October 29, 2015, Jefferies entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) whereby the lender agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Secured Revolving Loan Facility agreement.

The Bank of New York Mellon agrees to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $300.0 million in U.S. dollars. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At September 30, 2016, Jefferies was in compliance with all debt covenants under the Intraday Credit Facility.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition is $5.5 billion at the end of the third quarter.  Jefferies long-term debt has a weighted average maturity of approximately eight years.

Jefferies long-term debt ratings are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB-	Stable
Jefferies access to external financings to finance its day to day operations, as well as the cost of that financing, is dependent upon various factors, including its debt ratings.  Jefferies current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share and competitive position in the markets in which it operates.  Deteriorations in any of these factors could impact Jefferies credit ratings.  While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on its business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by Jefferies.
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $67.0 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital

Jefferies operates broker-dealers registered with the SEC and member firms of FINRA.  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually registered U.S. broker-dealer and FCM is subject to Rule 1.17 of the CFTC which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of September 30, 2016 were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,424,378	$1,340,682
Jefferies Execution	7,330	7,080

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the U.K.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  Jefferies expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products LLC and Jefferies Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.

The regulatory capital requirements referred to above may restrict Jefferies' ability to withdraw capital from its regulated subsidiaries. Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

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

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $731.6 million at September 30, 2016.  Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $73 million.
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

(In millions) Risk Categories	VaR at August 31, 2016	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended August 31, 2016			VaR at May 31, 2016	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended May 31, 2016
		Average	High	Low		Average	High	Low
Interest Rates	$4.97	$4.90	$6.56	$3.43	$4.50	$4.71	$6.41	$3.50
Equity Prices	6.72	4.48	7.46	2.60	5.42	5.40	6.87	4.33
Currency Rates	0.20	0.21	0.35	0.07	0.11	0.77	3.01	0.09
Commodity Prices	1.04	1.09	2.44	0.44	0.52	0.72	1.43	0.44
Diversification Effect (2)	(5.30)	(4.06)	N/A	N/A	(2.83)	(3.35)	N/A	N/A
Firmwide	$7.63	$6.62	$9.36	$4.30	$7.72	$8.25	$10.46	$6.49

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR decreased to $6.62 million for the three months ended August 31, 2016 from $8.25 million for the three months ended May 31, 2016.  The decrease reflects both a reduction in risk, as well as lower asset price volatility.  Excluding the investment in KCG, average VaR decreased to $4.48 million for the three months ended August 31, 2016 from $6.04 million for the three months ended May 31, 2016.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended August 31, 2016, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2016 (in thousands):

10% Sensitivity

Private investments	$24,175
Corporate debt securities in default	7,200
Trade claims	503

Excluding trading losses associated with the daily marking to market of the investment in KCG, there were four days with trading losses out of a total of 65 trading days in the three months ended August 31, 2016. Including these losses, there were eight days with trading losses.

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

•
Loans and lending arise in connection with Jefferies capital markets activities and represents the current exposure, amount at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments outstanding.  In addition, credit exposures on forward settling traded loans are included within Jefferies loans and lending exposures for consistency with the Statement of Financial Condition categorization of these items.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables and related disclosures below are for amounts included in our Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
		(1)						(1)				(1)
AAA Range	$—	$—	$5.2	$11.8	$—	$—	$5.2	$11.8	$2,263.5	$2,461.4	$2,268.7	$2,473.2
AA Range	44.0	—	108.9	152.3	0.5	4.4	153.4	156.7	96.7	175.0	250.1	331.7
A Range	0.1	1.0	603.7	556.4	141.8	96.0	745.6	653.4	772.1	846.3	1,517.7	1,499.7
BBB Range	0.3	86.6	168.4	107.9	14.9	31.7	183.6	226.2	26.5	25.8	210.1	252.0
BB or Lower	102.4	181.6	8.7	14.8	39.3	30.1	150.4	226.5	—	—	150.4	226.5
Unrated	89.9	56.3	—	—	—	0.1	89.9	56.4	0.3	1.7	90.2	58.1
Total	$236.7	$325.5	$894.9	$843.2	$196.5	$162.3	$1,328.1	$1,331.0	$3,159.1	$3,510.2	$4,487.2	$4,841.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
		(1)						(1)				(1)
Asia/Latin America/Other	$5.9	$10.1	$8.3	$15.3	$31.3	$40.6	$45.5	$66.0	$200.6	$159.6	$246.1	$225.6
Europe	—	0.4	290.7	212.2	17.2	43.4	307.9	256.0	273.6	341.8	581.5	597.8
North America	230.8	315.0	595.9	615.7	148.0	78.3	974.7	1,009.0	2,684.9	3,008.8	3,659.6	4,017.8
Total	$236.7	$325.5	$894.9	$843.2	$196.5	$162.3	$1,328.1	$1,331.0	$3,159.1	$3,510.2	$4,487.2	$4,841.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
		(1)						(1)				(1)
Asset Managers	$—	$—	$37.6	$69.8	$—	$—	$37.6	$69.8	$2,259.7	$2,461.3	$2,297.3	$2,531.1
Banks, Broker-dealers	0.1	0.9	557.2	464.9	131.3	95.2	688.6	561.0	899.4	1,048.9	1,588.0	1,609.9
Commodities	—	—	—	—	4.0	16.7	4.0	16.7	—	—	4.0	16.7
Corporates	205.7	193.9	—	—	28.9	11.3	234.6	205.2	—	—	234.6	205.2
Other	30.9	130.7	300.1	308.5	32.3	39.1	363.3	478.3	—	—	363.3	478.3
Total	$236.7	$325.5	$894.9	$843.2	$196.5	$162.3	$1,328.1	$1,331.0	$3,159.1	$3,510.2	$4,487.2	$4,841.2

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

Jefferies Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines the country of risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$178.3	$(353.2)	$625.6	$—	$112.2	$1.7	$110.2	$564.6	$674.8
Italy	906.7	(710.2)	283.6	—	—	—	—	480.1	480.1
United Kingdom	435.5	(259.1)	(8.0)	—	54.4	8.1	36.9	230.9	267.8
France	246.5	(223.3)	191.6	—	13.0	4.1	—	231.9	231.9
Belgium	282.9	(256.3)	(1.2)	—	—	—	79.7	25.4	105.1
Hong Kong	37.4	(22.8)	(2.5)	—	0.5	—	74.4	12.6	87.0
Japan	52.6	(35.4)	—	—	—	—	44.4	17.2	61.6
Ireland	85.1	(33.7)	4.8	—	2.5	—	—	58.7	58.7
Portugal	116.3	(62.2)	—	—	—	—	—	54.1	54.1
India	21.7	(4.4)	—	—	—	—	35.4	17.3	52.7
Total	$2,363.0	$(1,960.6)	$1,093.9	$—	$182.6	$13.9	$381.0	$1,692.8	$2,073.8

	December 31, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5

In addition, Jefferies' issuer and counterparty risk exposure to Puerto Rico was $17.4 million, as reflected in our Consolidated Statement of Financial Condition at September 30, 2016, which is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $70.0 billion in debt on a voluntary basis. At September 30, 2016, Jefferies had no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended September 30, 2016:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	18,976	$17.99	—	17,537,783
August 1, 2016 to August 31, 2016	10,332	$18.51	—	17,537,783
September 1, 2016 to September 30, 2016 (3)	705,407	$18.94	704,176	16,833,607
Total	734,715		704,176

(1)
Includes an aggregate of 30,539 shares repurchased other than as part of our publicly announced Board authorized repurchase program.  We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

(3)	Includes 704,176 shares that settled in October 2016.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: November 2, 2016	By:	/s/ John M. Dalton
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.